Form 10-K405/A
period 1996-03-31
BORLAND INTERNATIONAL INC /DE/
filed 1996-07-30
CIK 853273

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

                               ----------------

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended MARCH 31, 1996 or

             Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                          Commission File No. 0-16096

                          BORLAND INTERNATIONAL, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                          94-2895440
     (STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

    100 BORLAND WAY, SCOTTS VALLEY, CALIFORNIA                   95066-3249
    (ADDRESS, OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


      Registrant's telephone number, including area code: (408) 431-1000

         Securities registered pursuant to Section 12(b) of the Act:
                        PREFERRED STOCK PURCHASE RIGHTS

   Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X  NO
                                     ---    ---
  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 30, 1996 was $511,616,635.

  The number of shares of the Registrant's common stock outstanding as of April 30, 1996 was 31,248,261.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Borland International, Inc. (the "Company") develops software development tools, including programming language software and database management systems, for the business and independent software developer community. The Company has several product lines and a series of additional complementary products and services which are targeted to meeting the needs of software developers for the desktop, local area network (LAN) and client/server and Internet environments. The Company's current development efforts are primarily focused upon products which operate under the Windows operating systems, including Windows 95/NT, as well as products which operate on other platforms, such as UNIX and emerging platforms related to the Internet. The Company's strategy is to develop products designed to provide technically superior solutions to customer needs.

  In the fourth quarter of fiscal 1996, the Company announced a realignment of its marketing and sales operations to better meet the needs of its customers in two distinct market segments. The Desktop and LAN Development Tools Group will provide products and services to meet the needs of small developers and single users on stand-alone personal computers, as well as multiple users on personal computers connected by local area networks. The Client/Server Development Tools Group serves the developer working in a "client/server" environment where data is generally stored on local and remote database server software. The Company will also be focused on providing software development tools for the Internet. The Company's research & development, technical support and administration resources continue to be organized along functional lines.

  The Company's Desktop and LAN Development Tools Group product portfolio includes the Desktop and Developer editions of the Delphi visual application
                                                   ------
development software, as well as Borland C++, a programming language
                                 -----------
development environment and compiler. This group also develops and markets the Visual dBASE and Paradox desktop relational database management systems. The
- - ------ -----     -------
Company's Client/Server Development Tools Group product line includes the client/server edition of Delphi, as well as InterBase, a relational database
                         ------             ---------
management system that operates on personal computers, minicomputers and workstations. This group also develops and markets ReportSmith, a
                                                   -----------
client/server database report writer. In addition, the Company is developing several development tools products for application in the Internet software tools market. The Company is planning and developing both Internet-enabled versions of existing products, as well as future Internet-specific tools, for use in both the desktop and LAN and the client/server computing environments.

  The Company markets and distributes its products worldwide primarily through independent distributors, dealers, value-added resellers ("VARs") and independent software vendors ("ISVs") and also by direct marketing and sales to corporate, governmental, educational and end user customers.

PRODUCTS

  The Company is engaged in the single business segment of designing, producing and marketing computer software and services, primarily programming language and database management tools. The Company has several product lines which are targeted to servicing the needs of software developers for the desktop and LAN, as well as the client/server, computing environments.

 Desktop and LAN Development Tools
 ---------------------------------
  The Company's Desktop and LAN Development Tools Group includes both language development tools and database management systems for developers working on personal computers under the Windows and Windows 95/NT operating systems. These products are designed for multiple users on personal computers connected by local area networks, as well as single users on stand-alone personal computers.

  The Company's language development products, which serve the desktop and LAN developer, include certain editions of Delphi and Borland C++. The Company's
                                       ------     -----------
programming language development software enables programmers to write applications that run under the Windows and Windows 95/NT operating systems.

Specifically, these products assist users in developing new programs in certain computer languages and translating the computer language into machine code or instructions in a binary form capable of being read and executed by a computer. The language product line includes the Desktop and Developer editions of Delphi, Borland's high performance, rapid application software
            ------
development tool. Combining the productivity benefits of visual development and the performance benefits of an optimizing native code compiler, these Delphi products are used by professional developers to visually build Windows
- - ------
applications more quickly. By integrating a native code compiler, Delphi is
                                                                  ------
designed to overcome the performance degradation encountered by applications developed with interpreted languages. Through a combination of visual development tools, a component architecture, and a rapid turnaround compiler, Delphi provides the productivity offered by interpreted systems without
- - ------
sacrificing performance.

  The desktop and LAN language product line also includes Borland C++ and
                                                          -----------
Turbo C++, the Company's programming language development environments and
- - ---------
compilers for the "C" and "C++" computer languages. "C" is a programming language often used by professional programmers to write operating systems and other systems software and commercial applications programs, and "C++" is an enhanced version of "C" that embodies object-oriented extensions. The Company's language tools are known for their high performance, fast compilation speeds and reliability of generated code. These products are primarily designed for advanced software developers, with special editions geared toward novice programmers.

  The Company's database management products, which serve the desktop and LAN developer, include both Paradox and Visual dBASE. These relational database
                        -------     ------------
management systems enable users to create, save, retrieve and manipulate databases and create both standard and customized reports. Paradox contains a
                                                           -------
built-in application development language called ObjectPAL, which allows
                                                 ---------
sophisticated users to generate custom applications software to meet their specific information management needs. Visual dBASE features a built-in
                                       ------------
application development language called the dBASE programming language. These
                                            -----
database products are employed by end users who create and use simple databases, as well as by seasoned developers who use the software to create sophisticated database applications.

  In addition, the Company is developing Internet-enabled versions of existing desktop products designed to allow developers to create client-side Internet applications, and to create web server extensions for accessing databases. For example, the Company included a Java Integrated Development Environment (IDE) as an integral part of the Borland C++ Windows 95/NT product, released in
                           -----------
March, 1996. Also, the Company is developing an Internet Solutions Pack that
                                                -----------------------
will allow developers to create applications written in Delphi that browse the
                                                        ------
Internet and that use the other common protocols for Internet applications. Future Internet-specific tools targeted at the Desktop and LAN developers are also planned.

 Client/Server Development Tools
 -------------------------------
  The Company's client/server product line serves professional developers who are building and deploying client/server applications, specifically, Microsoft Windows-based applications which are connected to remote database servers. The Company's client/server products currently include the Delphi Client/Server
                                                       --------------------
Suite, a visual application development software product, the InterBase SQL-
- - -----                                                         ---------
based relational database management system, and the ReportSmith client/server reporting and query tool.

  Delphi Client/Server Suite is an advanced developer tool that contains
  --------------------------
software components that developers use to build and deliver high-performance, client/server applications for Intel-based and compatible computers running the Microsoft Windows operating system. Delphi offers an object-oriented interface designed to maximize developer productivity. The suite also includes copies of InterBase for the Windows NT operating system, ReportSmith, a set of
          ---------                                      -----------
database design and analysis tools, and software that provides direct links to Oracle, Informix, Microsoft and InterBase database servers.
                                ---------

  InterBase is an SQL-based relational database management system that
  ---------
operates on the Windows and Windows NT operating systems, UNIX-based operating systems and the Novell NLM network operating system, as well as on microcomputers and workstations manufactured by IBM, Digital Equipment Corporation, Hewlett-Packard, Sun Microsystems, HP/Apollo Computers, Data General, and Silicon Graphics. InterBase has the capability of storing
                                    ---------
data as large object types, including text, images, graphics and sound, and is noted for its ability to execute multiple transactions upon the same data files.

  Borland develops and markets other products designed to increase the productivity of the Company's client/server developer customers. For example, ReportSmith is a program that facilitates the designing and production of
- - -----------
reports from data accessed from a variety of database management sources, including data stored by the Company's Visual dBASE and Paradox software, as
                                       ------------     -------
well as data from SQL databases. A version of ReportSmith is also included
                                              -----------
with Delphi Client/Server Suite as its reporting tool.
     --------------------------

 Internet and Intranet Development Tools
 ---------------------------------------
  Within the Client/Server Development Tools Group, the Company will be developing and marketing products which facilitate software development for the emerging Internet environments. The Company believes that the advent of Java, Sun Microsystems's Internet programming language, and the delivery of software development tools, will make the Internet an attractive platform for client/server development and collaborative application development. The Company has recently released the AppAccelerator, a "just-in-time" dynamic
                                  --------------
compiler for Java applications, which the Company has licensed to Netscape Communications Corporation for use in its future versions of Netscape Navigator. Borland's AppAccelerator reads the intermediate byte code produced
                     --------------
by Java development tools and translates it "on-the-fly" into machine-executable instructions on the local client system. AppAccelerator is
                                                    --------------
available for Windows 95/NT clients. AppAccelerator is also included in the
                                     --------------
Development Suite version of Borland C++. Also, the Company has announced it
                             -----------
is developing a visual development tool code-name Latte for Java. The Company
                                                  -----
plans to release this product in several stages, with an objective of releasing a first edition toward the end of fiscal year 1997.

PRODUCT DEVELOPMENT STRATEGY

  The Company's product development strategy is primarily aimed at servicing the developer community for a broad range of application development. Application development ranges from the development of shrink-wrap applications, desktop database applications where data is generally stored on personal computers and local area network file servers, to the "client/server" environment, where data is generally stored on local and remote database server software. Application development in each of these computing environments is expected to be influenced by the emergence of the Internet as a potentially important computing paradigm. The Company's current line of language development tools, database management systems, and reporting tools, including Delphi, Borland C++, Visual dBASE, Paradox, InterBase, and
          ------  -----------  ------------  -------  ---------
ReportSmith, all support the user's ability to create applications for use in
- - -----------
the stand-alone and networked personal computer and client/server environments. The strategy is to enrich these development environments to allow users to leverage their familiarity with the operation of these products, along with their investment in existing applications, in their development of more sophisticated client/server workgroup and Internet applications, as well as to introduce new products specifically designed for these markets.

  Although the Company believes that its product development strategy enables the Company to increase the functionality of its applications, simplify the software development process and support client/server environments, due to the inherent uncertainties of software development, there can be no assurance that its development strategy will achieve these objectives or will result in demand for the Company's products. Moreover, due to the uncertainties of software development, new product announcements, pricing changes, strategic alliances and other actions by the Company and its competitors, the Company's ability to successfully implement this strategy could be adversely affected.

RESEARCH AND DEVELOPMENT

  The Company believes that its success in developing innovative and successful products depends in large part upon successfully executing its product planning strategies and research and development activities and its ability to attract, hire and retain highly qualified development engineers. During fiscal 1996, 1995 and 1994, the Company incurred $45.1 million, $61.8 million, and $65.7 million, respectively, of research and development costs and expenses. At March 31, 1996, the Company employed approximately 306 people in research and development as compared to a total of 323 persons as of March 31, 1995.

  The Company has implemented a product development process aimed at improving time to market, product quality, and the overall efficiency of its development. The process emphasizes the importance of cross functional teams and a phased review process involving senior management to direct the Company's resources and strategy. The Company believes that these process improvements should provide the Company a basis for continuous enhancement of its development efforts and enable more efficient use of development resources.

  Most of the Company's products are designed to run on personal computers under the Windows and Windows 95/NT operating systems. Although this has historically represented the largest category of the personal computer market, other computer platforms and operating environments are emerging and are claiming or may claim an increasing share of the market, including future versions of Windows, OS/2, Apple Macintosh and UNIX, as well as emerging platforms related to the Internet. In fiscal year 1996, the Company introduced versions of several of its major products for the Windows 95/NT operating systems. Looking forward, the Company has announced that it is developing Internet-enabled versions of certain of its existing products and future Internet-specific tools such as a visual development tool for Java, code named Latte.
- - -----

  When the Company announces to customers estimates of the expected availability of products under development, those announcements are based only on estimates and are not predictions by the Company that such products will ship in any particular fiscal quarter. Any estimates are subject to the uncertainties inherent in software development, including, but not limited to, a variety of circumstances arising from the complexity of the technologies involved, as well as the rapidly changing nature of the technologies, customer requirements and competitive pressures. The Company, like most other software companies, has from time to time experienced delays in the introduction of new products, some of which have been substantial. Such delays should be expected from time to time in the ordinary course of business.

  The Company continually reviews the level of its participation in other operating environments and may attempt to develop new products or adapt existing products for these environments. The Company's efforts to develop new products for new operating systems or new computer languages are subject to additional risks, including those of longer development time and errors in development. Further, to the extent that the Company is unable to obtain information regarding existing and future operating systems or languages from the developers of such systems or languages, the release of the Company's products for such environments may be delayed. Since the Company also continually reviews its participation in existing and new product categories, its plans regarding the development of new products, and the nature and scope of its existing product lines, are subject to change.

  Although the Company believes that its product planning strategy and development processes will result in the successful development of other technology innovations in the future, due to the inherent uncertainties of software development, there can be no assurance that the Company will be successful, or that if successful, such innovations will result in successful products or increased revenues or profits.

MARKETING AND DISTRIBUTION

  The Company's products are sold to and used by a broad developer customer base, including businesses, educational institutions, government bodies and individual developers. The Company distributes its products domestically and internationally, primarily through distributors, dealers, ISVs and VARs. The Company also sells directly to corporate, governmental and educational customers, as well as to individual developers. Because the Company generally ships products upon receipt of orders, backlog is neither significant nor an important measure of revenue for any future period.

  The Company offers a number of marketing programs to assist its distributors, retailers and resellers in their sales efforts. These programs include corporate marketing and advertising and special sales incentives to retailers. In addition, the Company permits its distributors to balance their inventories by periodically returning contractually limited amounts of products in exchange for other products of the Company. The Company includes an estimate for returns in its accounts receivable reserves for the amount of product which may be exchanged in accordance with this policy.

  The Company also conducts sales seminars specifically aimed at corporate MIS managers and at developers who are building client/server applications. The primary purpose of these seminars is to generate sales leads, which will be given to the Company's direct sales force for qualification and follow-up. There can be no assurance that these efforts will be successful in generating sales leads, or that, if successful, such leads will result in increased revenue or profits. From time to time, the Company also utilizes direct marketing programs which involve mailing directly to lists of prospective developers. Such programs have generally been utilized in connection with the sale of upgrades of the Company's products or otherwise as part of special pricing programs. The effectiveness of such programs can be influenced by the availability of productive customer lists, rates of response to mailing programs, the use of similar programs by competitors and postal costs.

  The Company also periodically introduces special promotions and incentive offers, such as customer rebates and special pricing for the purchase of upgrades.

  The Company primarily uses its in-house advertising and corporate communications departments for development of advertising, marketing and promotional materials, relying on outside agencies when specific assistance is needed. The Company's advertising department includes creative, typesetting and media staff. The Company advertises regularly in selected trade magazines and other periodicals.

  With its focus on providing software tools to the developer community, the Company is investing in communicating with its customers by electronic means. For example, the Company has established a presence on the Internet through its Web site, called Borland Online. With the growth of the Internet, there
                     --------------
has been an increasing interest in the distribution of computer software by electronic means. Commentators have suggested that these developments may change the basic nature of the marketing and distribution of computer software. While these changes may create opportunities to reduce the costs of distribution, they also present significant challenges to the Company and others engaged in the development and marketing of computer software.

  The Company has historically offered free installation support to the purchasers of its products, including access to the Company's trained technical support personnel through a special telephone support line and through national electronic bulletin board services. End users also receive further support and information from the Company and dealers through their local end user groups. Support requirements have increased in recent years as product offerings have become more complicated. The Company has sought to address increasing support requirements in numerous ways, including making its products easier to use and offering multiple kinds of support programs, including paid-for support programs. However, notwithstanding the Company's efforts, the increasing support requirements may have an adverse impact on the Company's results of operations.

INTERNATIONAL SALES AND OPERATIONS

  The Company's products are available locally in most countries which have a large personal computer installed base. The Company's non-U.S. net revenues (including exports from the U.S.) accounted for approximately 53%, 45% and 52% of net revenues in fiscal 1996, 1995 and 1994, respectively. The Company's international distribution and its non-U.S. operations are subject to customary restrictions on non-U.S. operations, including restrictions on imports and exports, and, although not previously material, are also subject to risks associated with fluctuations in foreign exchange rates.

COMPETITION

  The software industry is extremely competitive and has been subject to continual and rapid change. Currently, the industry is characterized by many small or medium-sized companies and a limited group of major independent software companies (including Microsoft Corporation, IBM Corporation, Sybase, Inc., Computer Associates International, Inc. and Oracle Corporation), certain of which have substantially greater financial, management, marketing and technical resources than the Company. Among these, Microsoft is the developer of the Windows operating environment and a major competitor in applications programs and development tools. Microsoft has been able to leverage the highly profitable licensing of Windows, together with the technical advantages it gets as the developer of widely-used operating systems, to attain a dominant position in the software industry.

  Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that the new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of its products and related services, which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competition, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

  The Company believes that the principal competitive factors in its industry are price/performance, reliability, distribution capability, support and name recognition. To remain competitive, a software company must continually introduce new products and updates of existing products to counter advances in competitive products, to meet the increasingly sophisticated demands of users and to adapt to changes in hardware and operating systems and environments.

  For example, the software industry is experiencing a shift in operating systems from Windows to Windows 95/NT. The Company believes its products for this new operating system will be competitive, however there can be no assurances that such operating systems will be widely adopted, or that the Company's products will be introduced timely and successfully. Although the introduction of Windows 95/NT captured substantial attention of the software industry, by the latter part of 1995 much of the attention had shifted to the Internet and the Java programming language. The Company has made announcements regarding research and development projects responsive to these developments. However, new product announcements, pricing changes, strategic alliances and other actions by competitors could adversely affect the Company's competitive position.

MANUFACTURING

  Beginning the first fiscal quarter of 1996, the Company began outsourcing its manufacturing support with a primary third-party source. The Company's products are principally composed of diskettes, CD ROMs and user manuals. Certain of the Company's new products require more extensive documentation and some require multiple user manuals and multiple diskettes. The Company believes that there are adequate supplies of and sources for the raw materials for its products and that there are multiple sources available for diskette and CD replication and manual printing.

  The Company has final quality-control tests performed on its products which the Company believes effectively accomplish its product quality goals. However, there can be no assurance that the Company's quality control efforts will always be completely successful. Undetected material programming errors, product tampering, and exposure to computer viruses in the product development, duplication, assembly, or distribution process, whether performed by the Company, its contractors, distributors, or resellers, could have a material adverse impact on shipments of new and existing products. Assembly and packaging of final products are performed by domestic and overseas subcontractors of the Company.

PATENTS, TRADEMARKS AND LICENSES

  The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect its proprietary technology. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology.

  Although there are no pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights, there can be no assurance that infringement claims will not be asserted by third parties in the future. If any such claims are asserted, there can be no assurance that the Company will be able to obtain licenses on reasonable terms. The Company's involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how may have a material adverse effect on the Company. Adverse determinations in any litigation may subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and prevent the Company from manufacturing and selling its products. Any of these situations can have a material adverse effect on the Company's business, results of operations or financial condition.

EMPLOYEES

  As of March 31, 1996, the Company employed 706 people domestically and 232 people internationally. Of the total, approximately 306 were employed in research and development, 468 in sales, marketing and customer support and 164 in finance and administration.

  The Company believes that its success is highly dependent upon its ability to recruit, retain and motivate qualified employees and believes that it provides competitive compensation and incentives to achieve this objective. However, the Company is subject to regular and intense competition for such employees. In particular, certain of the Company's competitors with greater financial resources are in a position to offer substantial financial incentives in an effort to lure the Company's employees away and/or adversely affect the Company's ability to attract such employees. Likewise, other public companies and many private companies are able to offer equity incentives which may be difficult for the Company to match. While the Company believes it has largely been able to take such actions as it has determined to be necessary or appropriate to attract and retain such employees in light of such competition and recruiting efforts, there can be no assurance that the Company will continue to be successful in doing so in the future.

  None of the Company's U.S. employees are represented by a labor union. Employees of certain of the Company's subsidiaries may be represented by worker's councils or other similar organizations as required by local regulations. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

  The Company's executive offices and primary research and development facilities are located at 100 Borland Way, Scotts Valley California, which comprises 495,000 square feet of space, of which approximately 403,000 square feet is currently being utilized by the Company. The executive offices were constructed in 1993 and are owned by the Company. The Company also owns additional office space located at 1700 and 1800 Green Hills Road, Scotts Valley, California. Such facilities comprise 136,900 square feet of space and were constructed in 1988. The Company also leases warehouse and additional office space in other cities in the United States as well as locations in Europe, Canada and the Pacific Rim.

ITEM 3. LEGAL PROCEEDINGS

  The Company is subject to a lawsuit, Kaplan et al v. Kahn et al, originally
                                       --------------------------
brought in the United States District Court for the Northern District of California in January, 1993, which alleges certain securities law violations by the Company and certain of its officers and directors. The lawsuit, as amended, purports to represent a class of investors who purchased or otherwise acquired the Company's Common Stock between March 5, 1991 and December 9, 1992. As of February 29, 1996 the parties entered into a stipulation to settle this matter. This stipulation has been submitted to the Court for approval. Although the Company expects the settlement will be approved, the Company cannot predict at this time when or if the Court will approve such settlement. If the settlement is approved, there will not be any material adverse effect on the Company's financial condition or results of operations.

  On February 28, 1995, the Company and certain of its officers and directors were named as defendants in a lawsuit, Crook et al v. Kahn et al filed in the
                                       -------------------------
U. S. District Court for the Northern District of California. The complaint alleges certain violations of the federal securities laws and purports to be brought as a class action on behalf of all persons other than the defendants, who purchased or otherwise acquired the Common Stock of the Company between June 6, 1994 and October 19, 1994. As of February 29, 1996 the parties entered into a stipulation to settle this matter. This stipulation has been submitted to the Court for approval. Although the Company expects the settlement will be approved, the Company cannot predict at this time when or if the Court will approve such settlement. If the settlement is approved, there will not be any material adverse effect on the Company's financial condition or results of operations.

  On January 16, 1996, in the case of Lotus Development Corp. v. Borland
                                      ----------------------------------
International, Inc., the U.S. Supreme Court affirmed the judgment of the U.S.
- - -------------------
Court of Appeals for the First Circuit that Borland did not infringe the copyright of Lotus's spreadsheet product, Lotus 1-2-3. The Company intends to initiate proceedings in the U.S. District Court in Massachusetts for a determination of what attorneys fees, if any, Borland may recover.

  At March 31, 1996, the Company had unresolved deficiency notices from the IRS and various state governments for additional taxes and interest of approximately $5 million. The Company is protesting these assessments with appellate divisions of the respective tax authorities. Subsequently, on May 15, 1996, the U.S. Tax Court approved a settlement agreement entered into between the Company and the IRS which reduced the unresolved deficiency notices from the IRS and various state governments to approximately $3.1 million. The settlement agreement is also expected to result in a cash refund of approximately $6.5 million, exclusive of interest. Additionally, the Company has received a foreign tax assessment of approximately $18 million including interest. The Company successfully appealed the assessment, yet the foreign tax authority has appealed the court's decision. The Company believes that the ultimate outcome of the above assessments will not have a material adverse impact on the Company's financial position or results of operations. However, it is possible that the Company may, as a result of these tax disputes, be engaged in long-term administrative and judicial proceedings.

  The Company is involved in various other legal actions arising in the normal course of business. The Company believes that the probability is remote that the financial consequence of judgments, if any, arising from these actions would have a materially adverse impact on its financial condition or results of operations. However, due to the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and the Company may choose to make payments, or enter into other arrangements, to settle such actions or may be required to pay damages or other expenses. Such an outcome in certain of these matters could have a material adverse effect on the Company's financial condition or results of operations.

  The computer industry has been subject to a substantial amount of intra-industry litigation in recent years regarding, among other matters, the extent of patent, copyright and intellectual property protection available for software products. Such actions can require the expenditure of substantial management time and financial resources and can adversely affect the financial performance of the companies involved. There can be no assurance that the Company will not be a party to other such litigation in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders of the Company during the last quarter of fiscal 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Information on the Company's stock prices is detailed in the table entitled "Selected Quarterly Data" located within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

  As of April 30, 1996 there were approximately 3,406 holders of record of the Company's Common Stock and 31,248,261 shares outstanding.

  The Company paid no dividends during fiscal 1996, 1995 and 1994. The Company intends to retain future earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data are derived from the Company's consolidated financial statements. Historical results should not be taken as necessarily indicative of the results that may be expected for any future period. This data should be read in conjunction with the consolidated financial statements and related notes which are included herein.

                                           YEAR ENDED MARCH 31,
                               ------------------------------------------------
                                 1996     1995      1994      1993      1992
                               -------- --------  --------  --------  ---------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA:
Net revenues.................  $215,206 $254,064  $393,519  $463,951  $ 482,510
Cost of revenues.............    31,228   53,418   107,685   123,280    103,745
                               -------- --------  --------  --------  ---------
Gross profit.................   183,978  200,646   285,834   340,671    378,765
Selling, general and
 administrative..............   125,258  198,720   262,966   282,421    304,216
Research and development.....    45,086   61,760    65,653    77,732     61,966
Restructuring and other non-
 recurring charges...........        --   63,070    14,042    25,000    146,000
Write-down of real estate
 held for sale...............        --       --     8,234        --         --
                               -------- --------  --------  --------  ---------
Total operating expenses.....   170,344  323,550   350,895   385,153    512,182
                               -------- --------  --------  --------  ---------
Operating income (loss)......    13,634 (122,904)  (65,061)  (44,482)  (133,417)
Interest income, net and
 other.......................     3,787    3,589     1,799     3,822      8,865
Gain on sale of Quattro Pro..        --  109,927        --        --         --
                               -------- --------  --------  --------  ---------
Income (loss) before income
 taxes.......................    17,421   (9,388)  (63,262)  (40,660)  (124,552)
Income tax provision
 (benefit)...................     3,136    2,789     6,629     8,546    (14,118)
                               -------- --------  --------  --------  ---------
Net income (loss)............  $ 14,285 $(12,177) $(69,891) $(49,206) $(110,434)
                               -------- --------  --------  --------  ---------
Net income (loss) per common
 and common equivalent share.  $    .45 $   (.43) $  (2.62) $  (1.87) $   (4.29)
                               -------- --------  --------  --------  ---------
Weighted average number of
 common and common equivalent
 shares outstanding..........    31,861   27,994    26,670    26,266     25,743
                                                 MARCH 31,
                               ------------------------------------------------
                                 1996     1995      1994      1993      1992
                               -------- --------  --------  --------  ---------
                                              (IN THOUSANDS)
SELECTED CONSOLIDATED BALANCE
 SHEET DATA:
Working capital (deficit)....  $ 63,763 $  3,153  $(42,277) $ 44,974  $ 133,584
Total assets.................   255,587  244,996   298,148   341,683    364,768
Total long term obligations..    14,555   20,895    19,943    23,271     29,597
Stockholders' equity.........   171,578  123,004   120,370   188,317    228,340

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Historical results and percentage relationships should not be taken as necessarily indicative of the operating results for any future period.

  In addition to an analysis of recent and historical financial results, the following discussion includes an analysis of certain of the risks of the Company's business, including risks which are inherent to software development, as well as specific risks relating to the competitive environment in which the Company operates. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible issues which the Company might face. In particular, the Company has recently experienced substantial changes in its operations and competitive environment. Among other factors the Company's recent organizational focus on the desktop and LAN and client/server customer segments, as well as the challenges and opportunities presented by the introduction of Windows 95/NT and the emergence of the Internet as a potentially important new computing paradigm, all contribute to substantial future uncertainties. Investors should carefully consider all such risks before making an investment decision with respect to the Company's stock.

  The following tables set forth certain data derived from the Consolidated Statements of Operations expressed as a percentage of net revenues for each of the years ended March 31, 1996, 1995 and 1994:

                                                          YEAR ENDED MARCH 31,
                                                          --------------------
                                                          1996   1995    1994
                                                          -----  -----   -----
      Percentage of net revenues:
        Net revenues..................................... 100.0% 100.0%  100.0%
        Cost of revenues.................................  14.5   21.0    27.4
                                                          -----  -----   -----
        Gross margin.....................................  85.5   79.0    72.6
        Selling, general and administrative..............  58.2   78.2    66.8
        Research and development.........................  21.0   24.3    16.7
        Restructuring and other non-recurring charges....   0.0   24.8     3.6
        Write-down of real estate held for sale..........    --     --     2.1
                                                          -----  -----   -----
          Total operating expenses.......................  79.2  127.3    89.2
                                                          -----  -----   -----
        Operating income (loss)..........................   6.3  (48.3)  (16.6)
        Interest income, net and other...................   1.8    1.4      .5
        Gain on sale of Quattro Pro......................    --   43.2      --
                                                          -----  -----   -----
        Income (loss) before income taxes................   8.1   (3.7)  (16.1)
        Income tax provision.............................   1.5    1.1     1.7
                                                          -----  -----   -----
          Net income (loss)..............................   6.6%  (4.8)% (17.8)%
                                                          =====  =====   =====
      Percentage of net revenues:
        United States....................................    47%    55%     48%
        Non-US (includes US export sales)................    53     45      52
                                                          -----  -----   -----
                                                          100.0% 100.0%  100.0%
                                                          =====  =====   =====

OVERVIEW

  Fiscal year 1996 was a time of rebuilding for the Company and for addressing the opportunities arising from its decision to follow a strategy more focused on providing products to the software development community. The restructuring conducted in January, 1995 had the objective of aligning the Company's cost structure with the revenues and related products associated with this new strategy. In addition, the Company addressed several competitive challenges during the year, including the introduction of several products for the Windows 95/NT operating system, and the delivery of the Company's first products for the Internet development tools market. Further, the Company has begun to see benefits from its investment in the development of products for the client/server market.

NET REVENUES

  The Company is engaged in the single business segment of designing, producing and marketing computer software, primarily programming language and database management tools. The Company provides such software development tools, including tools for the client/server market, along with add-on products and services, to the software developer community. The Company has several product lines and a series of additional products which run primarily on personal computers running under Windows and Windows 95/NT operating systems.

  The Company distributes its products domestically and internationally through independent distributors, dealers, ISVs and VARs and also by direct marketing and sales to corporate, governmental, educational and end-user customers. The Company offers certain return privileges to some of its customers, and also offers its distributors certain limited product exchange privileges and rebates. The Company recognizes revenue upon shipment, and allowances for estimated future returns, exchanges and rebates are recorded as a reduction of revenue at that time.

  Net revenues were $215.2 million, $254.1 million and $393.5 million in fiscal 1996, 1995 and 1994, respectively. Included in net revenues for fiscal 1996 and 1995 are revenues of $7.9 million and $27.1 million, respectively, related to the sale of one million licenses of Paradox for Windows to Novell, Inc. Exclusive of such Paradox for Windows license revenue in fiscal years 1996 and 1995, fiscal 1996 revenue declined from fiscal 1995 by $19.7 million. Such revenues declined for several reasons, including an overall increasingly competitive marketplace including offerings by competitors of product suites at overall lower prices and ongoing declines in revenues from DOS product versions which were not completely offset by an increase in revenues from Windows product versions. In particular, revenue from desktop database products declined due to lower volume and prices. Fiscal 1996 revenues, however, were positively affected by growth in the Company's language and client/server products which was consistent with the Company's strategy.

  The Company has seen a significant decline in the sales of its DOS products following the introduction of its Windows versions of the same products. The percentage of revenues associated with all of the Company's DOS products has declined to 3% in the fourth quarter of fiscal 1996 from approximately 18% in the same period of the prior year and, consistent with industry trends, is expected to decline further. In addition, as the Windows 95/NT operating system continues to be adopted, the Company expects to experience a decline in both the DOS and Windows 3.1 versions for several of its products. The extent to which such decline will be offset by revenues from the release of the Windows 95/NT versions of its products is uncertain and subject to a number of risks. For example, due in part to slower than expected migration to Windows 95/NT during the third and fourth quarter of fiscal 1996, revenues arising from the release of Windows 95/NT applications, including Paradox 7.0 for Windows 95/NT, have been lower than anticipated. If revenues from such DOS and Windows products decline materially or at a more rapid rate than the Company currently anticipates, the Company's business, operating results and financial condition would be materially and adversely affected.

  Net revenues for fiscal 1995 declined from fiscal 1994, principally as a result of disruptions leading up to and following the actions which the Company took in several operational reorganizations, the continued decline in the demand for DOS products, lower average selling prices as a result of increased competition from suite offerings, and market uncertainty about the financial condition and strategic direction of the Company. In addition, included in revenues for fiscal year ended March 31, 1994 were revenues of approximately $101.6 million related to Quattro Pro.

  The Company's non-U.S. revenues represented approximately 53%, 45%, and 52% of total net revenues in fiscal 1996, 1995 and 1994, respectively. The increase in the percentage of non-U.S. revenues in fiscal 1996 was related to the timing of foreign language translation releases of products, the magnitude of non-recurring U.S. license revenue from Novell in fiscal 1995, and the slower decline in desktop database revenues in non-U.S. markets. As part of the January, 1995 restructuring, the Company closed several international offices. Sales in these territories were conducted through distributors in fiscal 1996. Fluctuations in currency exchange rates did not have a material impact on total net revenues or operating results in fiscal 1996, 1995 or 1994. However, there can be no assurance that fluctuations in currency exchange rates will not have a material impact on the Company's future net revenues or operating results or financial position.

  The Company expects that revenues for the quarter ending June 30, 1996 will decline from the quarter ended March 31, 1996. The Company also expects that operating costs for the June quarter will be similar to those incurred in the prior quarter. As a result, unless revenues for the June quarter are higher than the Company currently expects, the Company anticipates that it will incur an operating loss for the quarter ending June 30, 1996.

 Trends and Uncertainties
 ------------------------

  The Company's quarterly operating results have varied significantly in the past, and the Company expects that such results are likely to vary significantly from time to time in the future. Such variations result from, among other matters, the following: the size and timing of significant orders and their fulfillment; demand for the Company's products; the number, timing and significance of product introductions and new product announcements by the Company and its competitors; changes in pricing policies by the Company or its competitors; changes in the level of operating expenses; changes in the Company's sales incentive plans; budgeting cycles of its customers; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product life cycles; product defects and other product quality problems; personnel changes; seasonal trends and general domestic and international economic and political conditions. As an increasing percentage of the Company's revenues are from client/server products, the Company expects that an increasing percentage of its revenues will be from large orders. The timing of such orders and their fulfillment may cause material fluctuations in the Company's operating results, particularly on a quarterly basis. In addition, the Company intends to continue to expand its domestic and international direct sales force. The timing of such expansion and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results.

  Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also increasingly difficult to forecast as a greater portion of the Company's revenues derive from the client/server market. The market for client/server application development software is rapidly evolving, and the sales cycle for client/server products, from initial evaluation to purchase and the provision of support services, is lengthy and varies substantially from customer to customer. Because the Company normally ships products within a short time after it receives an order, it typically does not have any material backlog. As a result, to achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward the end of a quarter, the Company generally recognizes a substantial portion of its revenues at the end of a quarter. As the Company's expense levels are based in significant part on the Company's expectations as to future revenues and are therefore relatively fixed in the short term, if revenue levels fall below expectations, net income is likely to be disproportionately adversely affected.

  Introductions of major new products and enhancements of existing products can have a significant impact on the Company's quarterly and annual revenues. Historically, most of the Company's products have tended to exhibit similar revenue life cycles. Generally, sales volumes of new products increase rapidly in the two to four months immediately following introduction due to the purchase of upgrades by existing users and the purchase of initial inventory by distribution channels. Thereafter, revenues have tended to decline and stabilize at a relatively constant level. Historically, the impact of these fluctuations on the Company's consolidated quarterly revenues has been moderated by the number, variety and geographical distribution of the Company's products, which have tended to be in different stages of their revenue cycle at any given time. However, revenues can be higher in quarters in which there are one or more introductions of new products or upgrades of existing products, and can be lower in quarters in which no significant product introductions are made. Due to the inherent uncertainties of software development, the Company cannot accurately predict the exact quarter in which a new product or version will be ready to ship.

  In light of the expected migration of customers to the Windows 95/NT operating environment and an expected increase in revenues from client/server products, it is uncertain whether the Company's historical product life cycle will continue. Among other matters, the Company believes that a share in the DOS or Windows market does not or will not automatically result in market share in the Windows 95/NT market. As a result, the Company cannot predict the rate at which owners of its current products are likely to upgrade to its products for a different operating system. Also, to the extent that there are any incompatibilities between the Company's products and Windows 95/NT, there could be an adverse effect on the sale of the Company's products. In addition, the Company has, in the past, experienced declining sales of certain of its products in anticipation of the release of new products. Accordingly, the Company's revenues may be adversely affected by delays in customer purchases in anticipation of the Company's Windows 95/NT products. Furthermore, the Company cannot determine whether the increasing price competition in the industry, the timing of competitors' product releases or other factors will have an adverse effect upon the product upgrade revenue which has historically been a significant component of the Company's revenue.

  The Company expects that a significant portion of its fiscal 1997 revenues will come from new products and new versions of existing products, including the release of products on the Windows 95/NT operating system, as well as the release of products for Internet-related development. There can be no assurances that sales of such new products and versions will meet the Company's expectations due to various factors. For example, the Company may introduce certain of such products later to market than expected or later to market than competitors' introductions, or competitors may introduce competitive products at lower prices. In addition, overall questions regarding the acceptance of new products or the acceptance of the Windows 95/NT operating systems, the Internet as a new computing paradigm or Sun Microsystems Inc.'s Java programming language, may adversely affect such sales.

  The Company also expects that the current and new versions of its client/server development tools products will contribute a significant portion of its fiscal 1997 revenues. The Company's proposed acquisition of OEC is consistent with its strategy to focus on software developers and the opportunities associated with the client/server market. The Company's relatively recent entry into this market is subject to a number of risks, including that the Company has historically not competed in this market, that the market itself is new and evolving, that the Company must make choices regarding the operating systems to focus upon, and that there are several very large and well entrenched businesses as well as a number of smaller, very successful companies already competing in this market. There can be no assurances that the sales of these client/server products will meet the Company's expectations due to various factors including the ongoing transition of and investment in resources to this segment by the Company, the Company's credibility in this arena, and the competitive environment in which many of the Company's competitors have greater financial resources which may be leveraged to gain market share.

  From time to time, the Company makes announcements to its customers with respect to the time frames within which the Company expects to ship new products. Such announcements are for the purpose of providing its customers with a general idea of the expected availability of products for planning purposes based only upon estimates and are not a prediction by the Company of the exact availability of such products. In the past, certain of the Company's products shipped later, and in some cases substantially later, than the time frame within which the Company originally anticipated that the products would be available. Due to the inherent uncertainties of software development, it is likely that such situations will occur from time to time in the future as well. Moreover, the loss of key employees may increase the risk of delays in product availability from time frames originally anticipated. Consequently, announcements regarding the Company's expectations of when products may ship should not be considered a prediction by the Company that the products will ship in any particular fiscal quarter or otherwise be relied upon by investors as a basis for predicting the Company's results for any future period.

  The market for computer software products continues to evolve rapidly. Although the introduction of Windows 95 captured substantial attention during most of calendar 1995, by the latter part of the year, much of the attention of the software industry had shifted to the Internet and the Java programming language, as well as increasing attention on Windows NT. The Company has made announcements regarding research and development projects responsive to these developments, such as the Company's Java development tool, code named Latte.
                                                                      -----
However, the Company does not anticipate any significant revenues from any such products until the latter half of fiscal 1997. Moreover, the Company is unable to predict the impact of such developments on the markets for the Company's existing products.

  The Company is continually evaluating which existing and announced future operating systems and hardware it should focus upon for the development of its products. The choice of which operating systems and/or hardware to focus upon is based upon evaluation of a number of factors, most of which are beyond the

Company's control. Development of products for an operating system which ultimately is less successful or not developing products for operating systems which are successful can have a material adverse effect on the Company's financial performance.

  The Company's efforts to develop new products for new operating systems or in new computer languages are subject to additional risks, including those of longer development time and errors in development. In addition, to the extent the Company is unable to obtain information regarding existing and future operating systems or new languages from the developer of such systems or languages, the release of the Company's products for such environments may be delayed or its development efforts impaired. The Company's future results may be adversely affected to the extent that other operating systems or languages gain widespread acceptance before the Company has developed versions of its products for such environments. Moreover, as the Company's principal revenue sources are language and database development tools, the Company may be adversely impacted to the extent that the developers of operating systems increasingly incorporate database or tools functions or capabilities within their operating systems and thereby reduce the market for stand-alone applications products.

  The Company has been adversely affected by the success of product suites offered by Microsoft and IBM. Each of such companies includes a database product in its suite offerings which products are or may be competitive with database products offered by the Company. As the market for applications products is increasingly dominated by sales of suite products and particularly as such suites are aggressively priced, the Company has seen its share of the database market decline and there can be no assurance that the Company can maintain its current database market share while selling only stand-alone versions of its database products.

 Disposition of Products and Acquisitions
 ----------------------------------------

  In June, 1994, the Company sold its Quattro Pro product line to Novell, Inc. for $145 million in cash. The terms of the agreement also entitled Novell to certain licensing rights to distribute up to one million copies of the Company's Paradox for Windows database product over a three year period to be sold in a suite of products also containing Quattro Pro for Windows and WordPerfect for Windows. Of the $145 million, $110 million was attributed to the sale of the Quattro Pro product line and $35 million to the Paradox licenses.

  In fiscal year 1995, the Company reported revenue of $27.1 million related to the Paradox licenses and a net non-operating gain of $109.9 million related to the sale of Quattro Pro, which reflected the costs and expenses of disposing of the product line, the net book value of assets sold to Novell and the operating profit of the Quattro Pro product line for the first fiscal quarter. As a result of the Company's significant tax loss carry-forwards and other tax benefits, the Company did not incur a significant tax expense related to this gain. Following the closing of this transaction, the Company no longer had revenues related to sales of the Quattro Pro and Borland Office products. Combined Quattro Pro and Borland Office revenues were $101.6 million and $87.3 million for the fiscal years 1994 and 1993, respectively. Such revenues were 25.8% and 18.8% of fiscal 1994 and 1993 revenues, respectively. During fiscal 1994, the cost of revenues and operating expenses directly attributable to Quattro Pro and Borland Office were $44.7 million and $29.2 million, respectively, which costs have not continued subsequent to the disposition of the product line. The proforma net revenues and related operating loss of the Company for the year ended March 31, 1994, after giving effect to the Novell transaction as if it had been consummated at April 1, 1993, were $291.9 million and $92.8 million, respectively.

  The Company acquired ReportSmith, Inc. in May 1994 in exchange for approximately 1.8 million shares of the Company's common stock and options. Under the terms of the agreement, the former holders of ReportSmith stock had the right to demand payment in cash for their stock, which election was made. During the fiscal years ended March 31, 1996 and 1995, the Company has paid out cash of approximately $.8 million and $16.0 million, respectively, to redeem such shares. This acquisition was accounted for under the purchase method. In connection with this transaction and based on an appraisal, the Company recorded a write-off of $16.2 million at the time of the acquisition, related to the estimated value of acquired research and development in process.

  On May 11, 1996, the Company entered into a definitive merger agreement with Open Environment Corporation ("OEC") which provides for the acquisition of OEC by Borland. OEC develops, markets and supports software that enables companies to create applications for distributed, client/server computing systems. OEC develops three-tiered client/server software architecture that allows customers to develop, deploy and manage software applications which access information on an enterprise-wide basis. OEC's product line includes Entera, an independent framework for building, managing and deploying scaleable client/server applications, and OLEnterprise, an open, distributed object environment based on Microsoft's OLE. Completion of the transaction is expected to occur in the second quarter of fiscal year 1997 and is subject to, among other requirements, approval of the Open Environment Corporation shareholders and the receipt of all required governmental approvals. It is anticipated that the transaction will be accounted for as a pooling of interests.

 Inflation
 ---------

  Inflation has not had a significant impact on the Company's revenues or operations.

GROSS MARGINS

  Gross margins were 85.5%, 79.0% and 72.6% in fiscal 1996, 1995 and 1994, respectively. Excluding the $7.9 million recognition of deferred license revenue from the one million Paradox licenses sold to Novell, gross margins for fiscal 1996 would have been 84.9%. Gross margins in fiscal 1996 benefited from a reduction of the level of fixed costs achieved as a result of the outsourcing of the Company's manufacturing operations which commenced in April, 1995 in connection with the fiscal 1995 restructuring. In addition, gross margins for the year were favorably affected as a higher percentage of revenues were generated from products with relatively higher margins, due to both higher pricing and lower direct costs. Specifically, the increased business from site licenses and OEM arrangements contributed to this favorable product mix. The Company's ability to maintain these improvements in gross margins as a result of these changes is dependent upon its ability to successfully manage its outsourcing arrangements and its ability to sustain a higher percentage of revenues from products with relatively higher margins.

  Gross margins in fiscal 1995 were favorably impacted by the $27.1 million of license revenue from the one million Paradox licenses sold to Novell. Excluding the effect of this sale, gross margins for fiscal 1995 would have been 76.4%. Fiscal 1995 gross margins were negatively impacted by lower revenues, partially the result of lower selling prices, which resulted in certain fixed costs being spread across lower revenues, as well as by charges related to the write-off of excess inventory.

  Gross margins in fiscal 1994 benefited from certain licensing arrangements and volume related reductions in the cost of diskettes and manuals. However, the benefits were offset by a reduction in revenues which resulted in certain fixed costs being spread across lower revenues, by royalties paid to WordPerfect Corporation for sales of Borland Office and pricing strategies related to the Quattro Pro and Borland Office product lines. Excluding Quattro Pro revenues and costs, gross margins for fiscal year 1994 were 78.4%.

  Amortization of acquired technology rights was $.5 million, $2.1 million, and $3.2 million in fiscal 1996, 1995 and 1994, respectively.

  Gross margins can be affected by various factors, including price changes, changes in the composition of sales by product or distribution channel, sales volumes, special product promotions and return privileges, all of which may be subject to other factors, including the timing of product releases, actions taken by competitors, or other factors beyond the Company's control. In particular, the Company's gross margins can be strongly affected in particular periods by aggressive pricing strategies and return privileges employed in connection with new product introductions and upgrades. The microcomputer software industry continues to experience substantial price competition. The extent to which price competition may require the Company to lower prices with the result of lower margins remains uncertain.

SELLING, GENERAL AND ADMINISTRATIVE

  Selling, general and administrative expenses were $125.3 million, $198.7 million and $263.0 million in fiscal 1996, 1995 and 1994, respectively. Such expenses were 58.2%, 78.2% and 66.8% of revenues in fiscal 1996, 1995 and 1994, respectively.

  Selling, general and administrative expenses decreased in fiscal 1996 from fiscal 1995 in the areas of marketing, employee costs, facilities and outside services. These reductions primarily resulted from the actions taken in the January, 1995 restructuring to reduce the Company's cost structure.

  Selling, general and administrative expenses decreased in fiscal 1995 from fiscal 1994 due to the restructuring efforts begun in March, 1994, as well as the disposition of Quattro Pro. Excluding the costs associated with Quattro Pro, the fiscal 1994 selling, general and administrative costs were $244.3 million, or 83.7% of revenues.

  Although certain selling, general and administrative expenses can be managed or controlled on a short term basis, a substantial portion of such expenses are essentially fixed on a quarter to quarter basis. As a result, when the Company suffers adverse effects to its net revenues or margins because of delays in new product introductions, price competition or other competitive factors, the Company generally is unable to take actions in the short term to substantially reduce expenses.

  The Company incurs substantial expenses in connection with the introductions of new products and generally a significant portion of such costs are incurred prior to the release of the new products. As a result, in addition to the general risks associated with the ultimate success of the Company's new products, results for any quarter may be materially and adversely affected to the extent significant expenses are incurred, but significant revenues from the new product are not recognized until the following quarter.

  The Company has historically offered technical support to the purchasers of its products. Support requirements continue to increase as product offerings increase in sophistication, the Company's client/server business increases and the client/server market expands to more sophisticated users and developers. The developer market requires an overall higher level of technical support expertise which could translate into a higher level of personnel costs. The Company has sought to address the increasing support requirements in numerous ways, including making its products easier to use and offering multiple kinds of support programs, including paid-for support programs. However, notwithstanding the Company's efforts, the combination of increasing support requirements and lower margins for the Company's support products may have an adverse impact on the Company's operating results.

RESEARCH AND DEVELOPMENT

  Research and development expenses for fiscal years 1996, 1995 and 1994 were $45.1 million, $61.8 million and $65.7 million, respectively. Such expenses were 21.0%, 24.3% and 16.7% of revenues in fiscal 1996, 1995 and 1994, respectively. This investment in research and development in fiscal 1996 resulted in the release of a new version of dBASE for Windows, Paradox for
                                            -----------------  -------
Windows 95/NT, Borland C++ for Windows 95/NT, Delphi for Windows 95/NT and new
               -----------                    ------
versions of InterBase. The decrease in research and development expenses from
            ---------
the prior year reflects the implementation of the January, 1995 restructuring efforts which were aimed at centralizing the development organization to improve efficiencies, as well as the elimination of development activities for products which the Company sold.

  Excluding costs associated with Quattro Pro, research and development costs were $55.2 million, or 18.9% of revenues in fiscal 1994. On this basis, research and development expenditures were higher in fiscal 1995 as compared with the adjusted amount in fiscal 1994 due to addition of resources for projects under development.

  The Company's focus on providing products to the software developer community is subject to a number of uncertainties including, but not limited to, the Company's ability to make timely product introductions, the market's acceptance of the Windows 95/NT operating platform, the increasing importance of Internet technologies, and competitive responses to the Company's strategic actions. The Company believes that it is necessary to continue to invest in research and development efforts to remain competitive. Because of the inherent uncertainties of software development projects, there can be no assurance that the Company's research and development efforts will result in successful product introductions or increased revenue.

RESTRUCTURING AND OTHER CHARGES

  In January, 1995, the Company announced a restructuring of its operations, including a more focused strategy to provide products to the software developer community. In connection with the restructuring, the Company reduced its worldwide headcount by approximately 40%, centralized certain marketing and development activities to improve efficiency and outsourced manufacturing operations in the U.S. and in Europe. In addition, several international operations were closed, and sales efforts in those areas were transitioned to authorized distributors. In connection with the restructuring, the Company recorded, in the fourth quarter of fiscal 1995, a $50 million pre-tax restructuring charge related to the reduction of its workforce, the closing of several international sales offices and the outsourcing of its manufacturing operations, as well as the write-down of facilities and certain purchased technology. During fiscal year 1995, $14.5 million was paid related to these restructuring obligations. During fiscal year ended March 31, 1996, a total of $8.1 million was paid to reduce the 1995 restructuring accrual to an ending balance of $3.5 million as of March 31, 1996.

  Also included in the results of operations for fiscal year 1995, is a $3.1 million reversal of a prior restructuring charge related to the favorable resolution of certain lease obligations of Ashton-Tate Corporation. Such obligations had been fully reserved as part of a restructuring charge at the time of the Company's acquisition of Ashton-Tate in October, 1991. Further, restructuring and other charges in fiscal 1995 includes the $16.2 million of purchased technology related to the acquisition of ReportSmith.

  The Company also incurred restructuring charges in the quarter ended March 31, 1994 of $14 million related to significant changes to its sales and marketing programs and a reduction in its workforce to decrease its operating cost structure and change its product and distribution strategy. During fiscal year ended March 31, 1996, a total of $2.7 million was paid to reduce these restructuring accruals to an ending balance of $4.0 million. The Company's fiscal 1994 operating results also include a charge of $8.2 million related to the write down of real estate held for sale.

  In total, approximately $2.7 million of the total restructuring accruals of $7.5 million is classified as a current liability as of March 31, 1996. The majority of the remaining restructuring accruals relate to costs associated with facilities closings. No changes in estimates for restructuring accruals were made during the year.

INCOME TAXES

  On a consolidated basis, the Company generated pre-tax income of approximately $17.4 million in fiscal year 1996 and pre-tax losses of approximately $9.4 million and $63.3 million in fiscal years 1995 and 1994, respectively. Income tax expense of $3.1 million, $2.8 million and $6.6 million in fiscal years 1996, 1995 and 1994, respectively, related primarily to income and withholding taxes in certain non-U.S. jurisdictions.

  For U.S. Federal income tax purposes, the Company has net operating loss carry-forwards of approximately $100 million at March 31, 1996. There are also available U.S. federal tax credit carry-forwards of approximately $22 million. These loss and credit carry-forwards expire between 1997 and 2011, if not utilized. Additionally, the Company has approximately $37 million of net operating loss carry-forwards in various non-U.S. jurisdictions. Certain of these loss carry-forwards will expire beginning in 1997, if not utilized.

  At March 31, 1996, the Company had a net deferred tax asset of approximately $109 million. This asset is comprised of the tax effect of the above described loss carryforwards, plus the tax effect of future reversing temporary differences. The Company believes sufficient uncertainty exists regarding realizability of the net deferred asset such that a full valuation allowance has been provided. Deferred tax assets and related valuation allowances of approximately $37 million relate to certain U.S. operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in-capital rather than a reduction of the income tax provision.

  At March 31, 1996, the Company had unresolved deficiency notices from the IRS and various state governments for additional taxes and interest of approximately $5 million. The Company is protesting these assessments with appellate divisions of the respective tax authorities. Subsequently, on May 15, 1996, the U.S. Tax Court approved a settlement agreement entered into between the Company and the IRS which reduced the unresolved deficiency notices from the IRS and various state governments to approximately $3.1 million. The settlement agreement is also expected to result in a cash refund of approximately $6.5 million, exclusive of interest. Additionally, the Company has received a foreign tax assessment of approximately $18 million including interest. The Company successfully appealed the assessment, yet the foreign tax authority has appealed the court's decision. The Company believes that the ultimate outcome of the above assessments will not have a material adverse impact on the Company's financial position or results of operations. However, it is possible that the Company may, as a result of these tax disputes, be engaged in long-term administrative and judicial proceedings.

LITIGATION

  The Company is subject to a lawsuit, Kaplan et al v. Kahn et al, originally
                                       --------------------------
brought in the United States District Court for the Northern District of California in January, 1993, which alleges certain securities law violations by the Company and certain of its officers and directors. The lawsuit, as amended, purports to represent a class of investors who purchased or otherwise acquired the Company's Common Stock between March 5, 1991 and December 9, 1992. As of February 29, 1996 the parties entered into a stipulation to settle this matter. This stipulation has been submitted to the Court for approval. Although the Company expects the settlement will be approved, the Company cannot predict at this time when or if the Court will approve such settlement. If the settlement is approved, there will not be any material adverse effect on the Company's financial condition or results of operations.

  On February 28, 1995, the Company and certain of its officers and directors were named as defendants in a lawsuit, Crook et al v. Kahn et al filed in the
                                       -------------------------
U. S. District Court for the Northern District of California. The complaint alleges certain violations of the federal securities laws and purports to be brought as a class action on behalf of all persons other than the defendants, who purchased or otherwise acquired the Common Stock of the Company between June 6, 1994 and October 19, 1994. As of February 29, 1996 the parties entered into a stipulation to settle this matter. This stipulation has been submitted to the Court for approval. Although the Company expects the settlement will be approved, the Company cannot predict at this time when or if the Court will approve such settlement. If the settlement is approved, there will not be any material adverse effect on the Company's financial condition or results of operations.

  On January 16, 1996, in the case of Lotus Development Corp. v. Borland
                                      ----------------------------------
International, Inc., the U.S. Supreme Court affirmed the judgment of the U.S.
- - -------------------
Court of Appeals for the First Circuit that Borland did not infringe the copyright of Lotus's spreadsheet product, Lotus 1-2-3. The Company intends to initiate proceedings in the U.S. District Court in Massachusetts for a determination of what attorneys fees, if any, Borland may recover.

  The Company is involved in various other legal actions arising in the normal course of business. The Company believes that the probability is remote that the financial consequence of judgments, if any, arising from these actions would have a materially adverse impact on its financial condition or results of operations. However, due to the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and the Company may choose to make payments, or enter into other arrangements, to settle such actions or may be required to pay damages or other expenses. Such an outcome in certain of these matters could have a material adverse effect on the Company's financial condition or results of operations.

  The computer industry has been subject to a substantial amount of intra-industry litigation in recent years regarding, among other matters, the extent of patent, copyright and intellectual property protection available for software products. Such actions can require the expenditure of substantial management time and financial resources and can adversely affect the financial performance of the companies involved. There can be no assurance that the Company will not be a party to other such litigation in the future.

LIQUIDITY AND CAPITAL RESOURCES

  Cash, cash equivalents and short-term investments were $90.1 million at March 31, 1996, an increase of $20.3 million from a balance of $69.8 million as of March 31, 1995. Working capital increased from $3.2 million as of March 31, 1995 to $63.8 million as of March 31, 1996.

  Net cash used by the Company for operating activities during fiscal 1996 was $16.5 million. The cash was used primarily to pay down accounts payable and accrued expenses that originated in the quarter ended March, 1995, when spending levels were generally higher than in the subsequent quarters. Also, net cash paid for restructuring obligations such as severance and facilities costs approximated $10.8 million. Another contributing factor was the increase in accounts receivable related to the sales of Delphi and Borland C++ products
                                               ------     -----------
which were released in the fourth quarter of fiscal 1996.

  Net cash used by investing activities of $11.9 million consisted of $3.1 million of acquisitions of property and equipment and an increase in short-term investments of $13.8 million, offset by $5.0 million provided by the sale of fixed assets and real estate held for sale. In particular, the Company received $3 million in proceeds from the sale of its manufacturing facility in Ireland. Financing activities, primarily exercises of employee stock options, provided net cash of $35.1 million.

  Currency fluctuations have had an insignificant impact on the Company's cash flow during fiscal 1996. The Company cannot predict the impact such fluctuations might have on its future cash flows and there can be no assurance that exchange rates will not have a material impact on future cash flows.

  The Company believes that its existing cash balances and funds expected to be provided by operations will be sufficient to finance its working capital requirements at least through fiscal 1997.

RECENT EVENTS

  On May 11, 1996, the Company entered into a definitive merger agreement with Open Environment Corporation ("OEC") which provides for the acquisition of Open Environment Corporation by Borland. OEC develops, markets and supports software that enables companies to create applications for distributed, client/server computing systems. OEC develops three-tiered client/server software architecture that allows customers to develop, deploy and manage software applications which access information on an enterprise-wide basis. OEC's product line includes Entera, an independent framework for building, managing and deploying scaleable, client/server applications, and OLEnterprise, an open, distributed object environment based on Microsoft's OLE. Completion of the transaction is expected to occur in the second quarter of fiscal year 1997 and is subject to, among other requirements, approval of the OEC shareholders and the receipt of all required governmental approvals. It is anticipated that the transaction will be accounted for as a pooling of interests. Under the terms of the agreement, OEC shareholders will receive .51 shares of Borland common stock for each share of OEC common stock held by them, provided that the shares issued by the Company have a market value of no more than $25 and no less than $12.75. If the market value of the Company's stock is within this range, it is anticipated that approximately four million shares of Borland stock will be issued in exchange for OEC's approximately eight million shares and vested options outstanding. If the market value of the Company's stock is outside of this range, the exchange ratio of .51 will change accordingly.

  On May 15, 1996, the United States Tax Court approved a settlement agreement entered into between the Company and the Internal Revenue Service for Ashton Tate's tax years ended January 31, 1986, 1987 and

December 31, 1987. The agreement is expected to result in a cash refund of approximately $6.5 million, exclusive of interest. The Company expects that receipt of the refund will result in a credit to income tax expense of approximately $2 million.

SELECTED QUARTERLY DATA

                                                  THREE MONTHS ENDED
                          ------------------------------------------------------------------------------
                          MAR. 31  DEC. 31   SEPT. 30  JUNE 30  MAR. 31    DEC. 31    SEPT. 30   JUNE 30
                           1996     1995       1995     1995      1995       1994       1994      1994
                          -------  -------   --------  -------  --------   --------   --------   -------
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, PERCENTAGES AND STOCK
                                                        PRICES)
Net revenues............  $62,861  $47,264   $51,315   $53,766  $ 55,502   $ 48,137   $81,285    $69,141
Cost of revenues........    8,015    6,916     8,227     8,070    11,099     15,687    14,436     12,196
Gross profit............   54,846   40,348    43,088    45,696    44,403     32,450    66,849     56,945
Selling, general and
 administrative.........   33,570   29,531    29,385    32,772    43,854     50,439    52,998     51,430
Research and
 development............   12,977   10,507    11,372    10,230    10,795     15,733    18,200     17,032
Restructuring and other
 non-recurring charges
 (credits)..............       --       --        --        --    50,020         --    (3,108)    16,158
Operating profit (loss).    8,299      310     2,331     2,694   (60,266)   (33,722)   (1,241)   (27,675)
Gain of sale of Quattro
 Pro....................       --       --        --        --        --     10,000        --     99,927
Net income (loss).......  $ 7,987  $   849   $ 2,644   $ 2,805  $(50,976)  $(22,921)  $   350    $61,368
                          =======  =======   =======   =======  ========   ========   =======    =======
Net income (loss) per
 common and
 common equivalent
 share..................  $   .24  $   .03   $  0.08   $   .10  $  (1.86)  $  (0.80)  $  0.01    $  1.88
                          =======  =======   =======   =======  ========   ========   =======    =======
Weighted average number
 of common and common
 equivalent shares
 outstanding............   33,684   33,059    31,656    29,127    27,375     28,505    28,644     32,889
Percentage of net
 revenues:
 Gross profit...........     87.2%    85.4%     84.0%     85.0%     80.0%      67.4%     82.2%      82.4%
 Operating profit
  (loss)................     13.2%      .7%.     4.5%      5.0%   (108.6)%    (70.0)%    (1.5)%    (40.0)%
 Net income (loss)......     12.7%     1.8%      5.2%      5.2%   ( 91.9)%    (47.6)%     0.0%      88.8%
Stock prices:
 High...................  $ 21.25  $ 20.63   $ 17.25   $ 14.38  $   9.88   $  13.13   $ 14.13    $ 13.82
 Low....................    13.38    12.50     10.13      7.75      6.63       6.13     10.00       8.50

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's financial statements included with this Form 10-K are set forth under Item 14 hereof.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There were no disagreements on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure to be reported under this Item.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Board of Directors is divided into three classes. One class of directors is elected each year for a three-year term. The term of the Company's Class I directors will expire at the 1996 Annual Meeting ("Annual Meeting"). The nominees for the Class I directors are George Hara and Stephen J. Lewis. The Class I directors elected in 1996 will serve for a term of three years which expires at the Company's 1999 Annual Meeting of Stockholders or when their successors are elected and qualified. It is intended that the persons named as Proxies will vote for Messrs. Hara and Lewis for election to the Board of Directors as Class I directors.

BIOGRAPHICAL INFORMATION

  Certain biographical information about the Company's directors is set forth below:

   DIRECTORS UP FOR ELECTION AT THE 1996 ANNUAL MEETING

    GEORGE HARA, age 43. Mr. Hara has served as a director of the Company since April 1990. Mr. Hara is a Partner of DEFTA Partners and Accel Japan, L.P., venture capital firms with which he has been affiliated since 1985. He is founder of Data Control Ltd., a computer network provider, for which he has served as President since 1984. Mr. Hara is also a director of PictureTel,Co. Ltd., a video conference system manufacturer; Pixera, a 3D scanner and digital camera manufacturer and Unify Co., Ltd., a 4GL and UNIX database company.

    STEPHEN J. LEWIS, age 38. Mr. Lewis has served as a director of the Company since October 1993. Mr. Lewis has been a managing director of Generation Ventures, L.L.C., a China focused venture capital firm, since November 1994. Mr. Lewis was a managing director of SCM International Ltd., an international investment bank, from 1993 to 1994. Mr. Lewis was employed with Booz-Allen & Hamilton, Inc. a management consulting and technology firm, from 1981 to 1993, most recently serving as a Vice President and Partner in the operations management practice. Mr. Lewis is also a director of Invision Interactive, Inc., a multimedia sound company.

   DIRECTORS CONTINUING IN OFFICE UNTIL THE 1997 ANNUAL MEETING

    PHILIPPE KAHN, age 44. Mr. Kahn served as the Company's Chairman of the Board from its inception in May 1983 until January 1996 and served as its Chief Executive Officer and President from May 1983 to January 1995. Mr. Kahn is also the President and Chairman of Starfish Software, Inc., a software development company.

   DIRECTORS CONTINUING IN OFFICE UNTIL THE 1998 ANNUAL MEETING

    DAVID HELLER, age 51. Mr. Heller has served as a director of the Company since April 1984. Mr. Heller is a founder, a director and the President of Pacific Technology Capital Corporation, a financial advisory and investment banking firm, a director of Tie Rack US, Inc., a clothing accessory company, and a director of Power Computing Corporation, a computer manufacturing company, and America West Golf Manufacturing, Inc., a golf club manufacturing company.

    WILLIAM F. MILLER, age 70. Mr. Miller has served as the Company's Chairman since January 1996. He is currently professor of public and private management, Graduate School of Business at Stanford University, and president emeritus of SRI International, a research institute. He is also professor of computer science, School of Engineering, and senior fellow, Institute of International Studies. In 1990, Dr. Miller retired following 11 years as president and CEO of SRI International. He is a member of the board of directors of Wells Fargo Bank and Co., an interstate bank, and has served as director and chairman of the executive committee of Varian Associates, and as a director of Pacific Gas and Electric Company, First Interstate Bancorp and Fireman's Fund Insurance Company.

    HARRY J. SAAL, age 52. Dr. Saal has served as a director of the Company since January 1996. Since 1986, Dr. Saal has been chairman of Network General Corporation, a network management and analysis company. Prior to founding Network General, Dr. Saal founded Nestar Systems, Inc. a local area network systems company. Dr. Saal is also Chairman of Personal Computer Products, Inc., a designer of controllers for laser printers and related devices, and of AssureNet Pathways Inc., a network securities products company. He is a director of GlobalNet Systems, Inc., an internet service provider, and serves on the board of several non-profit organizations.

EXECUTIVE OFFICERS

  Officers are appointed annually by the Board of Directors and serve at the discretion of the Board of Directors. Set forth below is information regarding the current executive officers of the Company who are not directors of the
Company:

           NAME           AGE                      POSITION
           ----           ---                      --------
 Michael Greenbaum.......  54 Vice President and General Manager of
                              Client/Server Development Tools and Corporate
                              Marketing
 Paul H. Gross...........  35 Senior Vice President, Research and Development
 William H. Jordan.......  42 Vice President, Business Development
 Robert H. Kohn..........  39 Senior Vice President, Corporate Affairs and
                              Secretary
 David McGlaughlin.......  58 Vice President, International Sales and
                              Operations
 David Mullin............  43 Vice President and Chief Financial Officer
 Frank Vaculin...........  38 Vice President and General Manager of Desktop and
                              PC-LAN Development Tools

  Mr. Greenbaum joined the Company in March 1996 as Vice President of Marketing and General Manager of the Client/Server Development Tools Group. Prior to joining the Company, Mr. Greenbaum spent two years with Bell Atlantic Corporation, a communications company, where he was Vice President of Media Ventures and Vice President of Business Development for Small Business Services. Before joining Bell Alantic, Mr. Greenbaum spent ten years with Prodigy, an on-line network company, in a variety of general management and marketing roles.

  Mr. Gross joined the Company in 1989 as Product Manager for Turbo C++ and the Paradox Engine and became the Director of Languages R&D in December 1992. In August 1993, Mr. Gross was appointed Vice President and General Manager of the Languages Division. In January 1995, Mr. Gross was appointed Vice President of Research and Development and was designated as an executive officer of the Company in June 1995. In August 1995, Mr. Gross was appointed Senior Vice President of Research and Development. Prior to joining the Company, Mr. Gross held positions in product management, sales and software development at Gold Hill Computers, a software development company, and Infocom, a software development company.

  Mr. Jordan joined the Company in September 1990 as OEM Account Manager and was appointed Director of Business Development in May 1992. He was appointed Senior Director of Business Development in August 1993. Mr. Jordan was appointed Vice President of Business Development in October 1993 and was designated as an executive officer of the Company in June 1995. Prior to joining the Company, Mr. Jordan held a variety of management positions with Microrim, Inc., a software development company, and Ashton-Tate Corporation, a software development company.

  Mr. Kohn joined the Company in March 1987 as General Counsel, was appointed Assistant Secretary in January 1988, Vice President, Corporate Affairs and Secretary in July 1988 and Senior Vice President in April 1994.

  Mr. McGlaughlin joined the Company in October 1991 as Country Manager of Borland Canada Software, Inc. In July 1994, Mr. McGlaughlin was appointed Vice President of InterContinental Subsidiaries and, in December 1994, Vice President of International Sales and Operations. Mr. McGlaughlin was designated an executive officer of the Company in June 1995. Prior to joining the Company, Mr. McGlaughlin was President of Ashton-Tate Canada, a software development company.

  Mr. Mullin joined the Company in 1995 as Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Mullin served in a variety of positions for five years with Conner Peripherals, Inc., a manufacturer of computer peripherals, most recently serving for two years in three concurrent positions; Chief Financial Officer of Arcada Software Inc., a majority-owned subsidiary; director of Corporate Financial Planning and Analysis, and group controller of the Storage Systems Business. Mr. Mullin also served Conner Peripherals as assistant corporate controller. Prior to joining Conner Peripherals, Mr. Mullin was manager of Financial Planning and Analysis at Sun Microsystems, Inc.

  Mr. Vaculin joined the Company in October 1993 as Senior Director of Channel Sales. In March 1994, Mr. Vaculin was appointed Vice President, U.S. Sales, Technical Support and Customer Service and was designated an executive officer of the Company in June 1995. In April 1996, Mr. Vaculin was appointed Vice President and General Manager of Desktop Lan Tools. Prior to joining the Company, Mr. Vaculin served as Senior Director of Software Sales for Electronics For Imaging, a hardware and software development company. Between 1987 and 1993 Mr. Vaculin held a variety of positions with Software Publishing Corporation, including management positions in marketing and sales, most recently as Director of Developer and Solutions Marketing and Operations.

RECENT DEVELOPMENTS

  On July 1, 1996, Mr. Wetsel resigned as President, Chief Executive Officer and Director of the Company. The Company has initiated a search for a Chief Executive Officer. Dr. William F. Miller, Chairman of the Company's Board of Directors will serve as acting Chief Executive Officer until a replacement for Mr. Wetsel is appointed. In addition, as an interim measure, the Company has created an office of the President, reporting to Dr. Miller and consisting of the following senior officers of the Company: Paul Gross, Senior Vice President, Research and Development; Michael Greenbaum, Vice President of Marketing and General Manager of Client/Server Tools; and David McGlaughlin, Vice President, International Sales and Operations.

SECTION 16 FILINGS

  Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC and NASDAQ. Directors, executive officers, and greater than ten percent holders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

  Based solely on its review of the copies of such forms received or written representations from certain reporting persons, the Company believes that, during fiscal 1996, all filing requirements under Section 16(a) applicable to its directors and executive officers were met.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

Summary of Compensation
- - -----------------------

  The following table shows for fiscal 1996, 1995, and 1994 certain compensation, including salary, bonuses, stock options, and certain other compensation, paid by the Company to its Chief Executive Officer, and its four other most highly compensated executive officers at March 31, 1996, while serving in their capacities as executive officers, collectively, (the "Named Officers").

                          SUMMARY COMPENSATION TABLE

                                                                                                 LONG TERM
                                                                                                COMPENSATION
                                                                                                ------------
                                                                                                  AWARDS
                                                ANNUAL COMPENSATION                             ------------
                                      ------------------------------------------                # OF STOCK
   NAME AND PRINCIPAL                                                            OTHER ANNUAL     OPTIONS      ALL OTHER
        POSITION                      YEAR       SALARY($)     BONUS($)         COMPENSATION($)   GRANTED     GROUPS($)(1)
   ------------------                 ----       ---------     --------         --------------- ------------  ------------
Gary A. Wetsel..........               1996      $285,583      $ 99,300                                --         $2,365
 Former President and Chief            1995       100,000       245,000(3)          --            450,000            577
 Executive Officer (2)

David McGlaughlin (4)...               1996       185,513       107,209         21,639(5)              --             --
 Vice President, International
 Sales and Operations

Paul H. Gross (4).......               1996       209,615        74,250         24,966(6)          75,000          2,296
 Senior Vice President,
 Research and Development

Frank Vaculin (4).......               1996       164,711       100,000                                --          1,233
 Vice President and General
 Manager of Desktop Lan Tools

Robert H. Kohn..........               1996       200,000        47,639             --                 --          1,984
 Senior Vice President,                1995       197,577        40,750             --             227,500(7)      1,864
 Corporate Affairs and Secretary       1994       165,000         8,000             --                  --         1,360

- - --------
(1) Unless otherwise noted, consists of the Company's matching payments under its 401(k) Plan.

(2) Mr. Wetsel resigned as President and Chief Executive Officer on July 1,
    1996.

(3) Includes a $150,000 relocation bonus.

(4) The person indicated was not an executive officer of the Company during fiscal years 1995 and 1994.

(5) The person indicated is a resident of Canada and an employee of the Company's subsidiary, Borland Canada Software, Inc. Consists of car and housing allowance.

(6) Includes $24,966 of indebtedness forgiven by the Company.

(7) Includes the grant of options in consideration for the cancellation of options.

Stock Option Grants
- - -------------------

  During fiscal 1996, only one Named Officer received a stock option grant. The following table shows, as to such Named Officer, information concerning stock options granted during the year ended March 31, 1996.

                              1996 OPTION GRANTS

                                                                          POTENTIAL REALIZED
                                                                           VALUE AT ASSUMED
                                                                      ANNUAL RATES OF STOCK PRICE
                                                                           APPRECIATION FOR
                    INDIVIDUAL GRANTS                                       OPTION TERM(4)
- - ----------------------------------------------------------            ---------------------------
                                       % OF TOTAL
                                        OPTIONS
                                       GRANTED TO EXERCISE
                                       EMPLOYEES  OR BASE
                            OPTIONS    IN FISCAL   PRICE   EXPIRATION
          NAME           GRANTED(#)(1)  YEAR(2)    ($/SH)   DATE(3)     5%($)    10%($)
          ----           ------------- ---------- -------- ---------- --------- ---------
Paul H. Gross...........    75,000(5)    3.523     13.00    8/23/05   1,588,172 2,528,899

- - --------
(1) The Company's option plans are currently administered by the Compensation Committee of the Board of Directors. The Committee determines the eligibility of employees and consultants, the number of shares to be granted, and the terms of such grants. All options granted in fiscal year 1996 have an exercise price equal to the fair market value on the date of grant and unless otherwise noted, options vest over a four year period with 25% vesting on the first anniversary of the grant date and 75% vesting daily over three years thereafter or daily over a four year period.

(2) The Company granted options to purchase an aggregate of 2,128,750 shares to all employees and consultants in fiscal 1996.

(3) Options may terminate before their expiration date upon the termination of optionee's status as an employee or consultant or upon the optionee's death or disability.

(4) Under rules promulgated by the SEC, the amounts in these two columns represent the hypothetical gain that would exsist for options in this table based on assumed stock price appreciation from the date of grant until the end of such options' ten-year term at assumed annual rates of 5% and 10%. Annual compounding results in total appreciation of 63% (at 5% per year) and 159% (at 10% per year). If the price of a share of the Company's Common Stock were to increase at such rates from the price at the end of fiscal 1996 ($18.00 per share) over the next 10 years, the resulting stock price at 5% and 10% appreciation would be $22.97 and $29.32, respectively. The 5% and 10% assumed annual rates of appreciation do not represent the Company's estimate or projection of future stock price growth.

(5) The options vest over four years on a daily basis and one-half of the shares not yet vested vest upon acquisition of the Company and termination (other than for cause) of Mr. Gross's employment within six months after such acquisition.

Option Exercises and Holdings
- - -----------------------------

  The following table sets forth, as to the Named Officers, certain information concerning stock options exercised during fiscal year 1996 and the number of shares subject to both exercisable and unexercisable stock options as of March 31, 1996. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of the Company's Common Stock as of March 31, 1996.

      1996 AGGREGATED OPTION EXERCISES AND FISCAL YEAR END OPTION VALUES

                                                                          VALUE OF
                                                                         UNEXERCISED
                           SHARES                NUMBER OF UNEXERCISED  IN-THE-MONEY
                         ACQUIRED ON    VALUE        STOCK OPTIONS         OPTIONS
          NAME           EXERCISE(#) REALIZED($)   HELD AT FY END(#)   AT FY END($)(1)
          ----           ----------- ----------- --------------------- ---------------
Gary A. Wetsel..........   15,000     $139,375   Exercisable   134,925    $1,216,948
                                                 Unexercisable 300,075     2,711,801
Paul H. Gross...........   40,000      325,894   Exercisable   122,137     1,057,879
                                                 Unexercisable 142,323     1,136,550
David McGlaughlin.......   45,518      384,096   Exercisable     9,694       103,366
                                                 Unexercisable  69,979       740,090
Frank Vaculin...........   43,139      323,522   Exercisable    10,350       111,006
                                                 Unexercisable  71,511       717,118
Robert H. Kohn..........   30,000      302,048   Exercisable   137,471     1,253,604
                                                 Unexercisable  79,029       748,021

- - --------
(1) Market value of underlying securities based on the closing price of Company's Common Stock on March 29, 1996 (the last trading day of fiscal
    1996) on the NASDAQ National Market System of $18.00 minus the exercise price.

EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS

  The Company entered into letter agreements dated February 6, 1995 with Messrs. Gross, Jordan, Kohn and Vaculin which provide that in the event that employment is terminated for any reason other than cause between the first and second anniversary of each agreement, each shall be entitled to a severance benefit of six months base salary. The Company's offer letter to Messrs. Greenbaum and Mullin provides that each will be entitled to continue his base salary for six months if his employment with the Company is terminated for any reason other than cause. The Company's offer letter to Mr. McGlaughlin provides that he will be entitled to continue his base salary for one year at the end of his active assignment with the Company.

  On July 1, 1996, Mr. Wetsel resigned as President, Chief Executive Officer and Director of the Company. In connection with his resignation, the Company modified its employment agreement with Mr. Wetsel and paid Mr. Wetsel a one time severance payment of $600,000. Pursuant to the modified agreement, the Company will employ Mr. Wetsel on a full time basis for three months following July 1, 1996 with all compensation included within the one time severance payment of $600,000. Thereafter, for the remaining nine months, the Company will employ Mr. Wetsel part-time at the rate of $5,555 per month. Mr. Wetsel will remain eligible for such general employee benefits as may be provided to employees of the Company during such period and the continued vesting of stock options previously granted to him.

DIRECTOR COMPENSATION

  Directors who are employees of the Company do not receive additional compensation for serving as directors of the Company. Prior to January 1, 1996 each non-employee director (an "Eligible Director") received annual compensation of $25,000 payable in January, less any amounts which such directors otherwise received in compensation for services to the Company. Effective January 1, 1996, each Eligible Director receives an annual retainer of $20,000 payable in four equal quarterly installments. In addition, each Eligible Director receives $500 for attending each meeting of the Board of Directors, $250 for attending each Committee Meeting of the Board of Directors on which he serves and $1,000 for serving as the chairman of a particular Committee of the Board of Directors. An Eligible Director who serves as Chairman of the Board of Directors of the Company receives an additional $20,000 annual retainer and an Eligible Director who serves as Chairman of the Board of Directors of Borland Company, Ltd. (Japan) receives an additional $10,000 annual retainer, with such retainers payable in equal quarterly installments. Mr. Hara also received $25,000 in director fees from Borland Company, Ltd. (Japan) during fiscal year 1996.

  In addition, Eligible Directors receive stock options under the Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides that upon their initial election or appointment to the Board of Directors, Eligible Directors are automatically issued non-statutory options to purchase 30,000 shares of the Company's Common Stock and at every annual meeting of the stockholders of the Company each then-serving Eligible Director will receive an additional option to purchase 7,500 shares. All options granted under the Directors' Plan have a ten-year term and an exercise price equal to 100% of the fair market value on the date of grant. The option may not be exercised until the Eligible Director has served as a member of the Board of Directors for one year from the date the option is granted. Subject to stockholder approval, the Board of Directors has approved amendents to the Directors' Plan which, among other things, would provide a further option of 30,000 shares to an Eligible Director upon his or her election as Chairman of the Board.

  On September 20, 1995, pursuant to the Directors' Plan options were granted to George Hara, David Heller, and Stephen J. Lewis to purchase 7,500 shares of the Company's Common Stock at an exercise price of $ 15.75 per share, the fair market value on the date of grant. On January 2, 1996, upon their appointment to the Board of Directors, the Company granted an initial option to William F. Miller, an Eligible Director and Chairman, and to Harry J. Saal to purchase 60,000 shares and 30,000 shares, respectively, of the Company's Common Stock at an exercise price of $16.25 per share. Of Mr. Miller's option grant, 30,000 shares are subject to stockholder approval of the amendments to the Directors' Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


             SHARE OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND
                           CERTAIN BENEFICIAL OWNERS

  The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock as of June 28, 1996 (i) by each person (or group of affiliated persons) who is known to the Company to be a beneficial owner of more than five percent (5%) of the Company's outstanding Common Stock, (ii) by each of the Company's directors,
(iii) by the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers at March 31, 1996; and (iv) by all such directors and current executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

                                                       NUMBER OF SHARES
                                                         BENEFICIALLY
   NAME                                                     OWNED       PERCENT
   ----                                                ---------------- -------
   Merrill Lynch & Co., Inc. (1)......................    3,281,095      10.5%
   Friese Associates, Inc. (2)........................    2,000,000       6.4%
   William F. Miller (3)..............................          --         *
   George Hara (3)(4).................................       52,500        *
   David Heller (3)(5)................................      142,507        *
   Philippe Kahn (3)(6)...............................      291,773        *
   Stephen J. Lewis (3)(7)............................       37,500        *
   Harry J. Saal (3)..................................          --         *
   Paul H. Gross (3)(8)...............................      152,069        *
   David McGlaughlin (3)(9)...........................       22,308        *
   Frank Vaculin (3)(10)..............................       24,482        *
   Robert H. Kohn (3)(11).............................      161,272        *
   All directors and executive officers as a group
    (12) (14 persons).................................    1,106,812       3.5%

- - --------
  *  Less than 1%

 (1) Information is based on a Schedule 13G filing dated June 10, 1996. Number of shares which may be deemed beneficially owned includes shares held by various funds related to or managed by Merrill Lynch & Co., Inc. The address of Merrill Lynch & Co., Inc. is World Financial Center, North Tower, 250 Vesey Street, New York, New York 10281.

 (2) Information is based on a Schedule 13G filing dated February 5, 1996. The address of Friese Associates, Inc. is 350 Broadway, Jackson, Wyoming 83001.

 (3) The person indicated is an executive officer or director of the Company.

 (4) Includes options exercisable within 60 days of June 28, 1996 to acquire 52,500 shares.

 (5) Includes options exercisable within 60 days of June 28, 1996 to acquire 142,507 shares.

 (6) Includes options exercisable within 60 days of June 28, 1996 to acquire 291,773 shares.

 (7) Includes options exercisable within 60 days of June 28, 1996 to acquire 37,500 shares.

 (8) Includes options exercisable within 60 days of June 28, 1996 to acquire 152,069 shares.

 (9) Includes options exercisable within 60 days of June 28, 1996 to acquire 22,308 shares.

(10) Includes options exercisable within 60 days of June 28, 1996 to acquire 23,072 shares.

(11) Includes options exercisable within 60 days of June 28, 1996 to acquire 158,432 shares.

(12) Includes options exercisable within 60 days of June 28, 1996 to acquire 1,102,315 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS WITH MANAGEMENT

  During fiscal 1996 the Company provided a guaranty to Comerica Bank-California limited to an amount no greater than $550,000, in connection with a bridge loan extended by said bank to Mr. Greenbaum. Mr. Greenbaum subsequently borrowed $437,430 from said bank. The Company paid Mr. Greenbaum's loan origination fee of $5,000 and pays the interest on the loan. The Company's offer letter to Mr. Greenbaum provides that the Company shall reimburse Mr. Greenbaum up to the lesser of $100,000 or the extent to which the gross proceeds from the sale of his residence in Maryland are less than his basis in such residence.

  Philippe Kahn was employed part-time at an annual salary of $125,000, pursuant to an employment agreement with the Company which expired in January 1996. Pursuant to the employment agreement, Mr. Kahn was eligible for such health insurance (including disability to the extent available to part-time employees) and other related benefits as was provided to employees of the Company during the term of the agreement and the continued vesting of stock options previously granted to him.

  In fiscal 1994, the Company provided Paul Gross, Senior Vice President, Research and Development, with a forgiveable personal loan for the principal sum of $24,963.13 for a term of five and one-half (5 1/2) years (the "First Loan" and with a forgiveable personal loan for the principal sum of $40,000 for a term of six and one-half (6 1/2) years (the "Second Loan"). During fiscal 1996 the largest aggregate amount of indebtedness outstanding under the First Loan and Second Loan was $61,526. As of April 1, 1996, the First Loan has been forgiven in full and a principal balance of $36, 560 remained outstanding under the Second Loan.

  On July 1, 1996, Mr. Wetsel resigned as President, Chief Executive Officer and Director of the Company. In connection with his resignation, the Company modified its employment agreement with Mr. Wetsel and paid Mr. Wetsel a one time severance payment of $600,000. Pursuant to the modified agreement, the Company will employ Mr. Wetsel on a full time basis for three months following July 1, 1996 with all compensation included within the one time severance payment of $600,000. Thereafter, for the remaining nine months, the Company will employ Mr. Wetsel part-time at the rate of $5,555 per month. Mr. Wetsel will remain eligible for such general employee benefits as may be provided to employees of the Company during such period and the continued vesting of stock options previously granted to him.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

    1. Consolidated Financial Statements

     . Report of Independent Accountants

     . Consolidated Balance Sheets at March 31, 1996 and 1995

     . Consolidated Statements of Operations for fiscal years ended March
       31, 1996, 1995 and 1994

     . Consolidated Statements of Stockholders' Equity for the period
       March 31, 1993 through March 31, 1996

     . Consolidated Statements of Cash Flows for fiscal years ended March
       31, 1996, 1995 and 1994

     . Notes to Consolidated Financial Statements

    2. Consolidated Financial Statement Schedule

     . Report of Independent Accountants on Financial Statement Schedule

     . Schedule II--Valuation and Qualifying Accounts

  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  3. Exhibits

 EXHIBIT
 NUMBER                               DESCRIPTION
 ------- ---------------------------------------------------------------------
  2.3    --Agreement and Plan of Merger among Borland International, Inc.,
           Aspen Acquisition Corporation and Open Environment Corporation dated
           May 11, 1996.

  3.1(1) --Restated Certificate of Incorporation of the Registrant

  3.2    --Bylaws of the Registrant

  4.1 --Restated Certificate of Incorporation and Bylaws of the Registrant are filed as Exhibits 3.1 and 3.2, respectively

  4.2(3) --Rights Agreement dated as of December 23, 1991 between Borland
           International, Inc. and Manufacturers Hanover Trust Company of
           California

 10.1(4) --Loan commitment secured by a mortgage entered into with Sanwa Bank
           California, Wells Fargo Bank, and Pacific Trust Fund Company dated
           September 17, 1987 and amendment thereto dated April 27, 1988

 10.2(5) --Form of Indemnity Agreement

 10.3(6) --1990 Employee Stock Purchase Plan

 10.4(2) --Non-Employee Directors' Stock Option Plan

 10.5(7) --1992 Stock Option Plan

 10.6(8) --1993 Stock Option Plan

 11.1    --Computation of Earnings (Loss) Per Share

 22.1    --Subsidiaries of Registrant

 23.1    --Consent of Price Waterhouse LLP, Independent Accountants

 24.1    --Powers of Attorney

- - --------
(1) Previously filed as Exhibit to Registrant's Registration Statement on Form S-4 (filed with the Commission on July 18, 1989) and incorporated herein by reference.

(2) Previously filed as Exhibit to Registrant's Current Report on Form 8-K (filed with the Commission on December 27, 1991) and incorporated herein by reference.

(3) Previously filed as Exhibit to Registrant's Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference.

(4) Previously filed as Exhibit to Registrant's Amendment No. 1 to Registration Statement on Form S-1 (filed with the Commission on December 12, 1989) and incorporated herein by reference.

(5) Previously filed as Exhibit to Registrant's Registration Statement on Form S-8 (filed with the Commission on September 26, 1990) and incorporated herein by reference.

(6) Previously filed as Exhibit to Registrant's Annual Report on Form 10-K for the year ended March 31, 1993 and incorporated herein by reference.

(7) Previously filed as Exhibit to Registrant's Registration Statement on Form S-8 (filed with the Commission on July 24, 1992) and incorporated herein by reference.

(8) Previously filed as Exhibit to Registrant's Registration Statement on Form S-8 (filed with the Commission on March 11, 1993) and incorporated herein by reference.

  A copy of any exhibit will be furnished (at a reasonable cost) to any stockholder of the Company upon receipt of a written request therefor. Such request should be sent to Borland International, Inc. 100 Borland Way, Scotts Valley, CA 95066-3249, Attn: Secretary.

  (b) Reports on Form 8-K

  The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF SCOTTS VALLEY, CALIFORNIA, ON THE 29TH DAY OF JULY, 1996.

                                  Borland International, Inc.
                                    (Registrant)

                                                         *
                                  By _________________________________________
                                                    David Mullin,
                                  Vice President of Finance and Administration,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AS INDICATED ON THE 29TH DAY OF JULY, 1996.

                   SIGNATURE                              TITLE
                   ---------                              -----

                       * Chairman, Acting Chief Executive ____________________________________ Officer
               William F. Miller

                       * Vice President of Finance and ____________________________________ Administration, Chief Financial
                  David Mullin             Officer, and Principal Accounting
                                           Officer

                       *                   Director
      ____________________________________
                  George Hara

                       *                   Director
      ____________________________________
                  David Heller

                       *                   Director
      ____________________________________
                 Stephen Lewis

                       *                   Director
      ____________________________________
                   Harry Saal

                       *                   Director
      ____________________________________
                  Philippe Kahn



     *By   /s/ Robert H. Kohn
        __________________________________
        (Robert H. Kohn, Attorney in Fact)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Borland International, Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Borland International, Inc. and its subsidiaries at March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
San Jose, California
April 24, 1996, except for Note 14 which is as of May 15, 1996

                          BORLAND INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        MARCH 31,
                                                    ------------------
                                                      1996      1995
                                                    --------  --------
                               ASSETS
                               ------
Current assets:
  Cash and cash equivalents........................ $ 74,682  $ 68,193
  Short-term investments...........................   15,464     1,616
  Accounts receivable, net of allowances of $22,156
   and $30,640.....................................   34,151    18,646
  Inventories......................................    1,599     5,393
  Other current assets.............................    7,321    10,402
                                                    --------  --------
    Total current assets...........................  133,217   104,250
Property and equipment, net........................  114,612   129,832
Other non-current assets...........................    7,758    10,914
                                                    --------  --------
    Total assets................................... $255,587  $244,996
                                                    ========  ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
Current liabilities:
  Accounts payable................................. $ 21,151  $ 24,654
  Accrued expenses.................................   18,728    35,062
  Short-term restructuring.........................    2,684    13,198
  Income taxes payable.............................    9,244     7,220
  Other current liabilities........................   17,647    20,963
                                                    --------  --------
    Total current liabilities......................   69,454   101,097
Long-term debt and other...........................   14,555    20,895
                                                    --------  --------
    Total liabilities..............................   84,009   121,992
                                                    --------  --------
Commitments and contingencies
 (Notes 8, 9, 12 and 14)
Stockholders' equity:
  Preferred stock; $.01 par value; 1,000 shares
   authorized; none issued or outstanding                 --        --
  Common stock; $.01 par value; 100,000 shares
   authorized; 31,168 and 27,405 issued and
   outstanding.....................................      312       273
  Additional paid-in-capital.......................  279,083   243,311
  Accumulated deficit.............................. (112,015) (126,300)
  Cumulative translation adjustment................    4,198     5,720
                                                    --------  --------
    Total stockholders' equity.....................  171,578   123,004
                                                    --------  --------
    Total liabilities and stockholders' equity..... $255,587  $244,996
                                                    ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          BORLAND INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       YEAR ENDED MARCH 31,
                                                    ---------------------------
                                                      1996     1995      1994
                                                    -------- --------  --------
Net revenues......................................  $215,206 $254,064  $393,519
Cost of revenues..................................    31,228   53,418   107,685
                                                    -------- --------  --------
Gross profit......................................   183,978  200,646   285,834
                                                    -------- --------  --------
Selling, general and administrative...............   125,258  198,720   262,966
Research and development..........................    45,086   61,760    65,653
Restructuring and other non-recurring charges.....        --   63,070    14,042
Write-down of real estate held for sale...........        --       --     8,234
                                                    -------- --------  --------
  Total operating expenses........................   170,344  323,550   350,895
                                                    -------- --------  --------
Operating income (loss)...........................    13,634 (122,904)  (65,061)
Interest income, net and other....................     3,787    3,589     1,799
Gain on sale of Quattro Pro.......................        --  109,927        --
                                                    -------- --------  --------
Income (loss) before income taxes.................    17,421   (9,388)  (63,262)
Income tax provision..............................     3,136    2,789     6,629
                                                    -------- --------  --------
Net income (loss).................................  $ 14,285 $(12,177) $(69,891)
                                                    ======== ========  ========
Net income (loss) per common and common equivalent
 share............................................  $    .45 $  ( .43) $  (2.62)
                                                    ======== ========  ========
Weighted average number of common and common
 equivalent shares
 outstanding......................................    31,861   27,994    26,670
                                                    ======== ========  ========



  The accompanying notes are an integral part of these consolidated financial statements.

                          BORLAND INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                          COMMON STOCK
                          --------------
                          NUMBER         ADDITIONAL             CUMULATIVE
                            OF            PAID-IN   ACCUMULATED TRANSLATION
                          SHARES  AMOUNT  CAPITAL     DEFICIT   ADJUSTMENT   TOTAL
                          ------  ------ ---------- ----------- ----------- --------
Balance at March 31,
 1993...................  26,460   $265   $234,865   $ (44,232)   $(2,581)  $188,317
Employee stock options,
 employee stock purchase
 plan and other, net....     394      4      4,635          --         --      4,639
Translation adjustment..      --     --         --          --     (2,695)    (2,695)
Net loss................      --     --         --     (69,891)        --    (69,891)
                          ------   ----   --------   ---------    -------   --------
Balance at March 31,
 1994...................  26,854    269    239,500    (114,123)    (5,276)   120,370
Employee stock options,
 employee stock purchase
 plan and other, net....     472      3      3,402          --         --      3,405
Issuance of ReportSmith
 shares.................   1,681     17     16,372          --         --     16,389
Redemption of
 ReportSmith shares.....  (1,602)   (16)   (15,963)         --         --    (15,979)
Translation adjustment
 (See Note 5)...........      --     --         --          --     10,996     10,996
Net loss................      --     --         --     (12,177)        --    (12,177)
                          ------   ----   --------   ---------    -------   --------
Balance at March 31,
 1995...................  27,405    273    243,311    (126,300)     5,720    123,004
Employee stock options,
 employee stock
 purchase plan and
 other, net.............   3,842     40     36,560          --         --     36,600
Redemption of
 ReportSmith shares.....     (79)    (1)      (788)         --         --       (789)
Translation adjustment..      --     --         --          --     (1,522)    (1,522)
Net income..............      --     --         --      14,285         --     14,285
                          ------   ----   --------   ---------    -------   --------
Balance at March 31,
 1996...................  31,168   $312   $279,083   $(112,015)   $ 4,198   $171,578
                          ======   ====   ========   =========    =======   ========



  The accompanying notes are an integral part of these consolidated financial statements.

                          BORLAND INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                      YEAR ENDED MARCH 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
Cash flows from operating activities:
  Net income (loss)..............................  $ 14,285  $(12,177) $(69,891)
  Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating
   activities:
    Depreciation and amortization................    16,393    24,570    27,202
    Non-cash restructuring costs and write-down
     of real estate held
     for sale....................................        --    20,849     9,291
    Write-off of purchased technology............        --    16,158        --
    Gain on sale of Quattro Pro..................        --  (109,927)       --
  Changes in assets and liabilities:
    Accounts receivable..........................   (16,790)    9,870    41,755
    Inventories..................................     3,794     3,758     7,541
    Other current assets.........................       442     1,839     2,412
    Accounts payable, accrued expenses and short-
     term restructuring..........................   (29,104)  (25,333)   10,351
    Income taxes payable.........................     2,024       161      (648)
    Other (primarily deferred revenue and long-
     term restructuring).........................    (7,584)    6,036      (244)
                                                   --------  --------  --------
Cash provided (used) by operating activities.....   (16,540)  (64,196)   27,769
                                                   --------  --------  --------
Cash flows from investing activities:
  Acquisition of property and equipment, net.....    (3,095)   (7,045)  (50,295)
  Acquisition of product rights..................        --    (1,960)   (1,560)
  Sale of Quattro Pro to Novell..................        --   110,000        --
  Sale of fixed assets and real estate held for
   sale..........................................     5,041     7,200        --
  Net change in short-term investments...........   (13,849)      (80)      (41)
                                                   --------  --------  --------
Cash provided (used) by investing activities.....   (11,903)  108,115   (51,896)
                                                   --------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net....    36,600     3,405     4,639
  Redemption of ReportSmith stock................      (789)  (15,978)       --
  Borrowings (repayment) of short term debt......        --   (30,000)   15,000
  Repayment of capital lease obligations and
   other debt activity...........................      (728)   (1,137)     (582)
                                                   --------  --------  --------
Cash provided (used) by financing activities.....    35,083   (43,710)   19,057
                                                   --------  --------  --------
Effect of exchange rate changes on cash..........      (151)    1,827    (2,393)
                                                   --------  --------  --------
Net change in cash and cash equivalents..........     6,489     2,036    (7,463)
Beginning cash and cash equivalents..............    68,193    66,157    73,620
                                                   --------  --------  --------
Ending cash and cash equivalents.................  $ 74,682  $ 68,193  $ 66,157
                                                   ========  ========  ========
Supplemental disclosure of cash flow information:
  Cash paid during year for:
    Interest net of $597 capitalized in fiscal
     1994........................................  $  1,197  $  1,982  $    988
    Income taxes.................................     1,918     5,463     4,165

  The accompanying notes are an integral part of these consolidated financial statements.

                          BORLAND INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business
 --------

  The Company develops and markets software development tools, including programming language software and database management systems, to the business and software developer community.

 Principles of Consolidation
 ---------------------------

  The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

 Revenue Recognition
 -------------------

  Revenue from the sale of software products, including sales to distributors and retail dealers, is recognized upon shipment when no significant vendor obligations remain and collection of the receivable is probable. Allowances for estimated future returns and exchanges are provided at that time based on the Company's return policies. Revenue from corporate license agreements is recognized when the product is accepted by the user.

  Additionally, the Company offers technical support and product maintenance contracts to customers of certain of its products. Revenues related to such contracts are recognized ratably over the term of the contracts. The Company has historically provided customers technical support services for which it is not contractually obligated. Provision is made at the time of sale for the cost of such services. Historically, the cost of providing these non-contracted services has been insignificant.

 Cash, Cash Equivalents and Short-Term Investments
 -------------------------------------------------

  Cash and cash equivalents primarily includes cash, money market funds and commercial paper purchased with an original maturity of three months or less. Investments purchased with an original maturity greater than three months and less than one year are classified as short term investments.

  The Company has classified all its investment securities as held to maturity. Cash and cash equivalents at March 31, 1996 includes $51.3 million invested primarily in commercial paper. Short term investments at March 31, 1996 consists of $15.5 million invested primarily in commercial paper and other high quality corporate obligations. The estimated fair value of each investment approximates cost due to the short period of time to effective maturity.

 Financial Instruments
 ---------------------

  The Company enters into foreign exchange option and forward contracts to manage its exposure to currency fluctuations. The Company has outstanding short term forward exchange contracts (principally yen and Canadian dollar) to exchange various foreign currencies for U.S. dollars in the amount of $7.3 million and $11.2 million at March 31, 1996 and March 31, 1995, respectively. The Company's accounting policy for these instruments is based on the Company's designation of such instruments as hedging transactions. Gains and losses on forward currency contracts and options, that are designated and effective as hedges of existing transactions, for which a firm commitment has been attained, are recognized in income in the same period as losses and gains on the underlying transactions are recognized. By their nature, these transactions generally offset. The net gain or loss on such foreign currency contracts and underlying transactions were not material in fiscal 1996, 1995, and 1994.

                          BORLAND INTERNATIONAL, INC.

 Concentration of Credit Risk
 ----------------------------

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. The Company places its cash, cash equivalents and short-term investments in a variety of financial instruments such as commercial paper, certificates of deposits, bankers acceptances and U.S. Government agency debt. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer.

  The Company offers credit terms on the sale of its software products to distributors, retail dealers and certain end-user customers. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable.

  The Company is exposed to credit loss in the event of non-performance by counterparties to foreign exchange contracts, but the Company does not anticipate non-performance by these counterparties.

 Inventories
 -----------

  Inventories consist primarily of completed product and are stated at the lower of cost or market value. Cost is determined on a first-in, first-out basis.

 Property and Equipment
 ----------------------

  Property and equipment is stated at cost and depreciated using the straight-line method based on the following estimated useful lives:

      Building.....................................................   31.5 years
      Computer equipment........................................... 3 to 5 years
      Office and other furniture and equipment.....................      5 years
      Leasehold improvements.......................................   Lease term

  Depreciation expense for the years ended 1996, 1995 and 1994 was $15,191,000, $21,730,000 and $23,207,000, respectively. Maintenance and repairs are expensed as incurred. The cost of assets and related accumulated depreciation are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reported as income or expense.

 Impairment of Long-Lived Assets
 -------------------------------

  In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This pronouncement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is to be recognized when the sum of undiscounted cash flows is less than the carrying amount of the asset. Measurement of the loss for assets that the entity expects to hold and use is to be based on the fair value of the asset. Adoption of this pronouncement is not expected to have a material impact on the Company's financial condition or results of operations.

 Product Rights and Intangibles
 ------------------------------

  The Company capitalizes certain product rights acquired from others and internal software development costs incurred after technological feasibility has been demonstrated. Such capitalized amounts are amortized

                          BORLAND INTERNATIONAL, INC.

commencing with product introduction at the greater of the straight-line basis utilizing the estimated economic lives, which range from two to four years, or the ratio of actual revenues achieved to the total anticipated revenues over the lives of the products.

  No internal development costs were capitalized in fiscal 1996, 1995 and 1994. Amortization of product rights charged to cost of revenues during the years ended in 1996, 1995, and 1994 was $500,000, $2,071,000 and $3,216,000,
respectively. At March 31, 1996 and 1995 unamortized product rights were approximately $83,000 and $583,000.

 Goodwill
 --------

  Goodwill represents the excess of the aggregate purchase price over the fair market value of the tangible and intangible assets acquired in various acquisitions and is being amortized over the estimated useful life of seven years. Amortization of goodwill charged to operating expenses during the years ended in 1996, 1995, and 1994 was $702,000, $769,000 and $779,000,
respectively. At March 31, 1996 and 1995 unamortized goodwill was approximately $447,000 and $1,149,000.

 Advertising Costs
 -----------------

  The Company expenses the production costs of advertising, including direct response, the first time the advertising takes place. Advertising expense was $12.2 million, $20.7 million and $33.9 million in fiscal year 1996, 1995 and 1994, respectively.

 Income Taxes
 ------------

  The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws.

  No U.S. federal income taxes are provided on undistributed earnings of the non-U.S. subsidiaries as these earnings are considered to be permanently invested in non-U.S. operations.

 Foreign Currency Translation
 ----------------------------

  The Company's non-U.S. subsidiaries' balance sheet accounts are translated into U.S. dollars at the exchange rate as of the balance sheet date. Revenues, costs and expenses are translated using an average rate. Resulting exchange gains and losses are reported as a component of stockholders' equity, except for certain fiscal 1995 restructuring write-offs of cumulative translation adjustments related to subsidiaries that were liquidated.

 Accounting for Stock-Based Compensation
 ---------------------------------------

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Company is not required to adopt the provisions of SFAS No. 123 until fiscal year 1997. The adoption of SFAS No. 123 must be made on a prospective basis. The Company plans to adopt the disclosure only provisions of this statement for employee-based stock plans, and believes the effect on its financial position and results of operations, upon adoption, will not be significant.

 Earnings (Loss) Per Share
 -------------------------

  Net income (loss) per common and common equivalent share for fiscal 1996, 1995 and 1994 was determined using the modified treasury stock method.

                          BORLAND INTERNATIONAL, INC.

 Management Estimates and Assumptions
 ------------------------------------

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2. CONSOLIDATED BALANCE SHEET COMPONENTS

  Details of certain balance sheet captions are as follows:

                                                                 MARCH 31,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
                                                              (IN THOUSANDS)
Property and equipment, including capitalized leases:
  Building.................................................. $104,406  $105,003
  Computer equipment........................................   54,342    64,806
  Office furniture and equipment............................   24,370    23,847
  Other.....................................................    4,839    13,286
                                                             --------  --------
                                                              187,957   206,942
  Less accumulated depreciation and amortization............  (92,459)  (96,344)
                                                             --------  --------
                                                               95,498   110,598
  Land......................................................   19,114    19,234
                                                             --------  --------
                                                             $114,612  $129,832
                                                             ========  ========
Accrued expenses:
  Employee related expenses................................. $  6,496  $ 11,392
  Advertising and customer sales incentives.................    2,778     5,145
  Other.....................................................    9,454    18,525
                                                             --------  --------
                                                             $ 18,728  $ 35,062
                                                             ========  ========
Other current liabilities:
  Deferred revenue.......................................... $  8,569  $ 10,570
  Other.....................................................    9,078    10,393
                                                             --------  --------
                                                             $ 17,647  $ 20,963
                                                             ========  ========
Long-term debt and other non-current liabilities:
  Non-current portion of accrued restructuring charges...... $  4,807  $  4,479
  Mortgage notes payable....................................    9,468     9,576
  Capital lease obligations, deferred revenue and other.....      280     6,840
                                                             --------  --------
                                                             $ 14,555  $ 20,895
                                                             ========  ========

NOTE 3. SALE OF QUATTRO PRO TO NOVELL, INC.

  In June, 1994, the Company sold its Quattro Pro product line to Novell, Inc. ("Novell") for $145 million in cash. The terms of the agreement also entitled Novell to certain licensing rights to distribute up to 1 million copies of the Company's Paradox for Windows database product over a three year period to be sold in a suite of products also containing Quattro Pro for Windows and WordPerfect for Windows. Of the $145 million, $110 million was attributed to the sale of the Quattro Pro product line and $35 million to the Paradox licenses.

                          BORLAND INTERNATIONAL, INC.

  In fiscal year 1995, the Company recorded a pre-tax non-operating gain related to the sale of Quattro Pro of $109.9 million , which reflected the net costs and expenses of disposing of the product line, the net book value of assets sold to Novell and the operating profit of the Quattro Pro product line for the quarter ending June 30, 1994. As a result of the Company's tax loss carry-forwards and other tax benefits, the Company did not incur a significant tax expense related to this gain.

  In connection with the sale of its Quattro Pro product line, the Company sold Novell the rights to distribute up to one million copies of its Paradox for Windows database for $35 million. Under the terms of the agreement, Novell could distribute such licenses over a three year period to be sold in a suite of products also containing Quattro Pro for Windows and WordPerfect for Windows. Of the $35 million related to the licensing rights, $24.5 million was recognized upon sale and the remaining $10.5 million was deferred and recognized ratably over the three year term.

  In March 1996, Novell sold its Office suite of products to Corel Corporation releasing Borland from any future liabilities or obligations to Novell regarding the Paradox for Windows license agreement. Consequently, the Company recognized the balance of $4.4 million of deferred revenue. During fiscal years 1996 and 1995, the Company recognized a total of $7.9 million and $27.1 million of revenue, respectively, related to the Paradox licenses.

 Quattro Pro and Borland Office Statement of Operations Data (Unaudited)
 -----------------------------------------------------------------------

  Following the sale of Quattro Pro to Novell, the Company no longer had revenues related to sales of the Quattro Pro and Borland Office products. Combined Quattro Pro and Borland Office revenues were $101.6 million for fiscal year 1994. During fiscal 1994, cost of revenues and operating expenses directly attributable to Quattro Pro and Borland Office were $44.7 million and $29.2 million, respectively. Such revenues and expenses have not continued subsequent to the disposition of the products. The proforma net revenues and related operating loss of the Company for the year ended March 31, 1994, after giving effect to the Novell transaction as if it had been consummated at April 1, 1993, were $291.9 million and $92.8 million, respectively.

NOTE 4. ACQUISITION OF REPORTSMITH, INC.

  The Company acquired ReportSmith, Inc., a developer of client/server reporting and data query tools for the Windows operating environment, in May 1994 in exchange for 1,680,789 shares of the Company's common stock. Additionally, the Company exchanged options to purchase 118,228 shares of its common stock to former employees of ReportSmith for their outstanding ReportSmith options, ranging in price from $.206 to $.361 per share. Under the terms of the agreement, and subject to certain conditions, the former holders of ReportSmith shares could elect to receive payment in cash, commencing December, 1994, which election was made, at a price per share of $9.96875. During the fiscal years ended March 31, 1996 and 1995, the Company has paid out cash of approximately $.8 million and $16.0 million, respectively, to purchase all such shares.

  The acquisition has been accounted for under the purchase method. Based on an independent appraisal, the Company recorded a $4 million asset related to certain intangibles. Additionally, the Company recorded the net value of assets acquired and liabilities assumed, and a one-time write-off of in process research and development of $16.2 million. As part of the January, 1995 restructuring, and resulting repositioning of certain products, the Company reassessed the net realizability of the ReportSmith purchased technology and recorded an additional write-down of $2 million.

                          BORLAND INTERNATIONAL, INC.

NOTE 5. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

  In January, 1995, the Company announced a restructuring of its operations, including a more focused strategy to provide products to the software developer community. In connection with the restructuring, the Company reduced its worldwide headcount by approximately 40%, centralized certain marketing and development activities to improve efficiency and outsourced manufacturing operations in the U.S. and in Europe. In addition, several international operations were closed, and sales efforts in those areas will be conducted through authorized distributors. In connection with the restructuring, the Company recorded, in the fourth quarter of fiscal 1995, a $50 million pre-tax restructuring charge related to the reduction of its workforce, the closing of several international sales offices and the outsourcing of its manufacturing operations, as well as the write-down of facilities and of certain purchased technology costs.

  The following is an analysis of the significant components of the restructuring charge recorded in the fourth quarter of fiscal 1995 which related to the January, 1995 restructuring:

                              TOTAL
                          RESTRUCTURING NON-CASH  CASH PAID IN ACCRUALS AS OF CASH PAID IN ACCRUALS AS OF
                              COSTS      COSTS    FISCAL 1995  MARCH 31, 1995 FISCAL 1996  MARCH 31, 1996
                          ------------- --------  ------------ -------------- ------------ --------------
                                                          (IN THOUSANDS)
Severance, taxes and
 benefits...............     $15,923         --     $11,343       $ 4,580        $4,278        $  302
Facilities..............      17,996    $12,290       1,028         4,678         2,437         2,241
Other...................      19,256     14,781       2,176         2,299         1,353           946
Reversal of prior
 restructuring accruals.      (3,154)    (3,154)         --            --            --            --
                             -------    -------     -------       -------        ------        ------
  Total.................     $50,021    $23,917     $14,547       $11,557        $8,068        $3,489
                             =======    =======     =======       =======        ======        ======

  The Company also incurred restructuring charges of $14 million for fiscal 1994 for personnel reductions and the closing of facilities related to significant changes in its product and distribution strategy. During fiscal year ended March 31, 1996, a total of $2.7 million was paid to reduce prior restructuring accruals to an ending balance of $4.0 million.

  Included in the results of operations for fiscal year 1995 is a $3.1 million reversal of a prior restructuring charge related to the favorable resolution of certain lease obligations of Ashton-Tate Corporation.

NOTE 6. WRITE-DOWN OF REAL ESTATE HELD FOR SALE

  During fiscal year 1994, the Company recorded a charge of $8.2 million for the write-down of unoccupied real estate held for sale. The write-downs were determined based on independent appraisals obtained by the Company. Most of the write-down related to certain real estate which became surplus as a result of the restructuring actions undertaken by the Company in March, 1994. The remaining write-down related to a decline in estimated realizability of an unoccupied office building acquired in the Ashton-Tate merger, which had been held for sale since March 31, 1992. This office building was sold in the third quarter of fiscal year 1995 for $7.2 million, net of commissions. This transaction did not result in a material gain or loss to the Company.

NOTE 7. LONG-TERM DEBT

  Long-term debt at March 31, 1996 represents outstanding mortgage notes. The 10.75% mortgage notes, secured by certain land, buildings and improvements, are repayable in equal monthly installments over a thirty-year term ending in 2018.

                          BORLAND INTERNATIONAL, INC.

  Minimum annual repayments of these notes at March 31, 1996 are as follows:

                                                                  (IN THOUSANDS)
      Fiscal year:
        1997.....................................................     $  108
        1998.....................................................        120
        1999.....................................................        134
        2000.....................................................        149
        2001.....................................................        166
        Thereafter...............................................      8,899
                                                                      ------
                                                                       9,576
        Less current portion.....................................       (108)
                                                                      ------
        Long-term portion........................................     $9,468
                                                                      ======

  Interest expense for all obligations was $1,197,000, $1,739,000 and $1,169,000 for the years ended in 1996, 1995 and 1994, respectively.

NOTE 8. INCOME TAXES

  Income (loss) before income taxes consisted of the following:

                                                       YEAR ENDED MARCH 31,
                                                     --------------------------
                                                      1996     1995      1994
                                                     ------- --------  --------
                                                          (IN THOUSANDS)
      US............................................ $ 2,200 $ 28,362  $(49,601)
      Non-US........................................  15,221  (37,750)  (13,661)
                                                     ------- --------  --------
                                                     $17,421 $ (9,388) $(63,262)
                                                     ======= ========  ========

  The provision (benefit) for income taxes consisted of the following:

                                                       YEAR ENDED MARCH 31,
                                                     --------------------------
                                                      1996     1995      1994
                                                     ------- --------  --------
                                                          (IN THOUSANDS)
      Current:
        Federal..................................... $    -- $  1,946  $     --
        State.......................................     300      350     1,597
        Non-US......................................   2,836      493     5,032
                                                     ------- --------  --------
      Taxes on income............................... $ 3,136 $  2,789  $  6,629
                                                     ======= ========  ========

  The following is a reconciliation of the difference between the actual provision for income taxes and the provision (benefit) computed by applying the federal statutory tax rate on income (loss) before income taxes:

                                                     YEAR ENDED MARCH 31,
                                                   ---------------------------
                                                    1996      1995      1994
                                                   -------  --------  --------
                                                        (IN THOUSANDS)
      Tax provision (benefit) at US statutory
       rate......................................  $ 6,097  $ (3,286) $(22,142)
      Limitation/(benefit) on utilization of non-
       US losses.................................   (4,551)   12,342     7,986
      Limitation/(benefit) on utilization of US
       losses....................................     (770)   (7,981)   17,360
      State income taxes.........................      300       350     1,597
      Non-US withholding taxes...................    2,060     1,364     1,828
                                                   -------  --------  --------
      Income tax provision.......................  $ 3,136  $  2,789  $  6,629
                                                   =======  ========  ========

                          BORLAND INTERNATIONAL, INC.

  Under FAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets (liabilities) are comprised of the following:

                                                                MARCH 31,
                                                          --------------------
                                                             1996       1995
                                                          ---------  ---------
                                                              (IN THOUSANDS)
      Accrued expenses................................... $  12,793  $  25,849
      Accounts receivable reserves.......................     4,526      3,340
      Inventory valuation................................     2,270        779
      Depreciation, amortization and other...............     6,799      6,688
      US federal and state loss and credit carryforwards.    64,641     53,039
      Non-US loss carry-forwards.........................    18,109     22,061
                                                          ---------  ---------
        Gross deferred tax assets........................   109,138    111,755
      Deferred tax assets valuation allowance............  (109,138)  (111,755)
                                                          ---------  ---------
        Total net deferred tax assets.................... $       0  $       0
                                                          =========  =========

  At March 31, 1996 and March 31, 1995, the Company fully reserved its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a valuation allowance is required. The net change in the total valuation allowance for the year ended March 31, 1996, was a decrease of approximately $2.6 million.

  Deferred tax assets and related valuation allowances of approximately $37 million relate to certain US operating loss carry-forwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

  For US Federal income tax purposes, the Company has net operating loss carry-forwards of approximately $100 million at March 31, 1996. There are also available US Federal tax credit carry-forwards of approximately $22 million. These loss and credit carry-forwards expire between 1997 and 2011, if not utilized. Additionally, the Company has approximately $37 million of net operating loss carry-forwards in various foreign jurisdictions. Certain of these loss carry-forwards will expire beginning in 1997, if not utilized.

  At March 31, 1996, the Company had unresolved deficiency notices from the IRS and various state governments for additional taxes and interest of approximately $5 million. The Company is protesting these assessments with appellate divisions of the respective tax authorities. Subsequently, on May 15, 1996, the U.S. Tax Court approved a settlement agreement entered into between the Company and the IRS which reduced the unresolved deficiency notices from the IRS and various state governments to approximately $3.1 million. The settlement agreement is also expected to result in a cash refund of approximately $6.5 million, exclusive of interest. Additionally, the Company has received a foreign tax assessment of approximately $18 million including interest. The Company successfully appealed the assessment, yet the foreign tax authority has appealed the court's decision. The Company believes that the ultimate outcome of the above assessments will not have a material adverse impact on the Company's financial position or results of operations. However, it is possible that the Company may, as a result of these tax disputes, be engaged in long-term administrative and judicial proceedings.

  Applicable US income and non-US withholding taxes have not been provided on undistributed earnings of approximately $5 million of the Company's foreign subsidiaries as such earnings are considered to be permanently invested in foreign operations.

                          BORLAND INTERNATIONAL, INC.

NOTE 9. LEASES

  The Company leases certain of its office and operating facilities, and certain furniture and equipment under various operating and capital leases. Lease terms range from one to seventeen years.

  Minimum annual lease commitments at March 31, 1996 are as follows:

                                                               OPERATING CAPITAL
                                                                LEASES   LEASES
                                                               --------- -------
                                                                (IN THOUSANDS)
      Fiscal year:
        1997..................................................  $ 2,181   $567
        1998..................................................      924     --
        1999..................................................      663     --
        2000..................................................      624     --
        2001..................................................      910     --
        Thereafter............................................   11,439     --
                                                                -------   ----
                                                                $16,741    567
                                                                =======   ====
        Less amount representing interest.....................             (14)
                                                                          ----
                                                                          $553
                                                                          ====

  At March 31, 1996 the Company had an accrual for future lease commitments of approximately $6 million (net of estimated sublease income of $4 million) relating to elimination of certain duplicate facilities (see Note 5).

  Rent expense for all operating leases was $3,280,000, $6,232,000 and $12,977,000 for the years ended in 1996, 1995 and 1994, respectively.

NOTE 10. EMPLOYEE BENEFIT PLANS

 Stock Option Plan
 -----------------

  The Company has a stock option plan (the Plan) for its employees. Options granted under the Plan may be either incentive stock options or nonstatutory options. The exercise price of options granted under the Plan may not be less than 85% of the fair market value of the common stock at the date of the grant for nonstatutory options, and 100% of the fair market value of the Company's common stock on the date of grant for incentive stock options. However, in the case of options granted to an optionee who owns stock representing more than 10% of the voting power of all classes of the Company's stock, the exercise price must not be less than 110% of the fair market value on the date of grant and the maximum term of such options may not exceed five years. Certain stock option grants made in fiscal 1996 and 1995 have accelerated vesting features that become effective under certain conditions in the event that there is a change of control of the Company.

  Options generally vest 25% one year from the date of grant and ratably thereafter on a daily basis over three years. Options expire either three months after termination of employment, or ten years after date of grant.

  The Company also has a stock option plan which provides for the grant to each non-employee director on the date of his election to the Board a stock option covering 30,000 shares of the Company's common stock. Additionally, the plan provides upon the election of a non-employee director as Chairman of the Board such person shall be granted a further stock option covering 30,000 shares of the Company's common stock. The plan

                          BORLAND INTERNATIONAL, INC.

further provides for the grant to each non-employee director at each annual meeting options covering 7,500 additional shares (15,000 for the Chairman of the Board). All such shares vest over a period of one year.

                                                        SHARES
                                                        SUBJECT
                                                      TO OPTIONS
                                                      OUTSTANDING OPTION PRICE
                                                      (THOUSANDS)   PER SHARE
                                                      ----------- --------------
   Balance, March 31, 1993...........................    11,357   $ 0.938-$72.25
     Granted.........................................     3,956   $12.500-$22.50
     Exercised.......................................      (250)  $ 0.938-$21.00
     Canceled........................................    (4,294)  $ 5.600-$51.75
                                                        -------
   Balance, March 31, 1994...........................    10,769   $ 0.938-$51.75
     Granted.........................................    10,199   $ 0.206-$13.50
     Exercised.......................................      (259)  $ 0.206-$12.50
     Canceled........................................   (10,296)  $ 0.301-$50.00
                                                        -------
   Balance, March 31, 1995...........................    10,413   $ 0.206-$50.00
     Granted.........................................     2,241   $ 7.875-$19.06
     Exercised.......................................    (3,764)  $ 0.206-$17.88
     Canceled........................................    (2,313)  $ 0.309-$42.50
                                                        -------
   Balance, March 31, 1996...........................     6,577   $ 0.206-$42.50
                                                        =======

  At March 31, 1996, 1,881,423 shares were available for future grant under the employee and directors option plans.

  At March 31, 1996, options to purchase approximately 2,359,657 shares of common stock were exercisable.

  On June 7, 1994, the Board of Directors approved a proposal under which all employees could elect to cancel certain options in exchange for grants of new options with exercise prices equal to the fair value of the Company's common stock on that date. The number of shares to be reissued was dependent upon, among other factors, the price of the options being canceled. Additionally, none of the repriced options could be exercised before April 30, 1995. Options for the purchase of a total of 6,335,437 shares were canceled in exchange for newly issued options for the purchase of 5,846,905 shares.

  In fiscal 1994, the Board of Directors approved a proposal under which employees, other than executive officers, could elect to cancel certain options in exchange for grants of new options with exercise prices which were the fair value of the Company's common stock on the date of the Board's approval. Options for the purchase of a total of 2,205,216 shares were canceled in exchange for newly issued options for the purchase of 1,102,608 shares.

 Employee Stock Purchase Plan
 ----------------------------

  In September 1990, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"). A total of 850,000 shares of common stock have been reserved for issuance under the Purchase Plan. Under the Purchase Plan shares may be purchased by participants at the lower of 85% of the fair market value at the beginning or end of each six month offering period. Shares are to be purchased from payroll deductions which are limited to 15% of an employee's compensation. At March 31, 1996, approximately 630,000 shares have been issued under the Purchase Plan.

                          BORLAND INTERNATIONAL, INC.

 Profit Sharing Plan and Bonus Plans
 -----------------------------------

  The Company has several bonus plans which provide for additional compensation to most U.S. and certain non-U.S. employees. Charges to income for the plans were approximately $2,941,000, $3,734,000, and $5,021,000 in fiscal 1996, 1995 and 1994, respectively.

NOTE 11. STOCKHOLDER RIGHTS PLAN

  In December, 1991, the Company implemented a Stockholder Rights Plan ("Rights Plan") to protect the stockholders in the event of a proposed takeover of the Company which has not been recommended or approved by the Board of Directors.

  Under the Rights Plan, each share of the Company's outstanding common stock carries one Preferred Share Purchase Right ("Right"). The Right entitles the holder under certain circumstances, to purchase common stock of the Company at a 50% discount from its then current market price. The Rights are redeemable by the Company at a nominal price and expire in 2001.

NOTE 12. LITIGATION

  The Company is subject to a lawsuit, Kaplan et al v. Kahn et al, originally
                                       --------------------------
brought in the United States District Court for the Northern District of California in January, 1993, which alleges certain securities law violations by the Company and certain of its officers and directors. The lawsuit, as amended, purports to represent a class of investors who purchased or otherwise acquired the Company's Common Stock between March 5, 1991 and December 9, 1992. As of February 29, 1996 the parties entered into a stipulation to settle this matter. This stipulation has been submitted to the Court for approval. Although the Company expects the settlement will be approved, the Company cannot predict at this time when or if the Court will approve such settlement. If the settlement is approved, there will not be any material adverse effect on the Company's financial condition or results of operations.

  On February 28, 1995, the Company and certain of its officers and directors were named as defendants in a lawsuit, Crook et al v. Kahn et al filed in the
                                       -------------------------
U. S. District Court for the Northern District of California. The complaint alleges certain violations of the federal securities laws and purports to be brought as a class action on behalf of all persons other than the defendants, who purchased or otherwise acquired the Common Stock of the Company between June 6, 1994 and October 19, 1994. As of February 29, 1996 the parties entered into a stipulation to settle this matter. This stipulation has been submitted to the Court for approval. Although the Company expects the settlement will be approved, the Company cannot predict at this time when or if the Court will approve such settlement. If the settlement is approved, there will not be any material adverse effect on the Company's financial condition or results of operations.

  On January 16, 1996, in the case of Lotus Development Corp. v. Borland
                                      ----------------------------------
International, Inc., the U.S. Supreme Court affirmed the judgment of the U.S.
- - -------------------
Court of Appeals for the First Circuit that Borland did not infringe the copyright of Lotus's spreadsheet product, Lotus 1-2-3. The Company intends to initiate proceedings in the U.S. District Court in Massachusetts for a determination of what attorneys fees, if any, Borland may recover.

  The Company is involved in various other legal actions arising in the normal course of business. The Company believes that the probability is remote that the financial consequence of judgments, if any, arising from these actions would have a materially adverse impact on its financial condition or results of operations. However, due to the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and the Company may choose to make payments, or enter into other arrangements, to settle such actions or may be

                          BORLAND INTERNATIONAL, INC.

required to pay damages or other expenses. Such an outcome in certain of these matters could have a material adverse effect on the Company's financial condition or results of operations.

  The computer industry has been subject to a substantial amount of intra-industry litigation in recent years regarding, among other matters, the extent of patent, copyright and intellectual property protection available for software products. Such actions can require the expenditure of substantial management time and financial resources and can adversely affect the financial performance of the companies involved. There can be no assurance that the Company will not be a party to other such litigation in the future.

NOTE 13. WORLDWIDE OPERATIONS

  The Company operates in a single industry segment, and has various wholly owned subsidiaries which develop and/or market the Company's products in other countries. In certain international markets not covered by the Company's non-U.S. subsidiaries, the Company generally sells through independent distributors.

  Summary information regarding the Company's geographic operations follows:

                                                    YEAR ENDED MARCH 31,
                                                 -----------------------------
                                                   1996      1995       1994
                                                 --------  ---------  --------
                                                       (IN THOUSANDS)
Net revenues from unaffiliated customers:
  US operations................................. $110,604  $ 141,801  $200,602
  European operations...........................   56,767     66,110   128,167
  Japan operations..............................   30,682     27,093    29,400
  Other international operations................   17,153     19,060    35,350
                                                 --------  ---------  --------
Net revenues.................................... $215,206  $ 254,064  $393,519
                                                 ========  =========  ========
Operating results:
  US operations................................. $(14,142) $ (83,752) $(51,905)
  European operations...........................   15,413    (33,602)   (3,795)
  Japan operations..............................    6,706      1,812    (5,781)
  Other international operations................    5,657     (7,362)   (3,580)
                                                 --------  ---------  --------
Operating income (loss)......................... $ 13,634  $(122,904) $(65,061)
                                                 ========  =========  ========
Identifiable assets:
  US operations................................. $136,050  $ 135,694  $168,271
  European operations...........................   14,081     19,619    38,699
  Japan operations..............................    8,693     14,360    10,549
  Other international operations................    6,617      5,514    12,936
                                                 --------  ---------  --------
Identifiable assets.............................  165,441    175,187   230,455
  General corporate assets (cash and short-term
   investments).................................   90,146     69,809    67,693
                                                 --------  ---------  --------
  Total assets.................................. $255,587  $ 244,996  $298,148
                                                 ========  =========  ========

  Other international operations include activities of subsidiaries in Australia, Canada and Hong Kong.

  Revenues, operating results and identifiable assets are classified by location of the Company's facilities rather than by customer location. Revenues related to product transfers between geographic areas were not significant. Export revenues from the US represented $8,852,000, $1,873,000 and $9,774,000 in fiscal 1996, 1995 and 1994, respectively.

                          BORLAND INTERNATIONAL, INC.

  At March 31, 1996 and 1995, foreign liabilities (excluding intercompany balances) were $21,123,000 and $36,262,000, respectively.

  For the years ended March 31, 1996 and 1994, sales to one customer, Ingram Micro and its subsidiaries, accounted for approximately 15% and 14% of the Company's net revenues, respectively. During the year ended March 31, 1995, no single customer accounted for 10% or more of the Company's net revenues.

NOTE 14. SUBSEQUENT EVENTS

  On May 11, 1996, the Company entered into a definitive merger agreement with Open Environment Corporation (OEC) which provides for the acquisition of OEC by Borland. Completion of the transaction is expected to occur in the second quarter of fiscal year 1997 and is subject to, among other requirements, approval of OEC's shareholders and the receipt of all required governmental approvals.

  Under the terms of the agreement, which was approved by the board of directors of both software companies, OEC will receive .51 shares of Borland common stock for each share of OEC common stock held by them, provided that the shares issued by the Company have a market value of no more than $25 and no less than $12.75. If the market value of the Company's common stock is outside of this range, the exchange ratio of .51 will change accordingly. It is anticipated that the transaction will be accounted for as a pooling of interests.

  OEC develops, markets and supports software that enables companies to create applications for distributed, client/server computing systems. OEC develops three-tiered client/server software architecture that allows customers to develop, deploy and manage software applications which access information on an enterprise-wide basis. OEC's product line includes Entera, an independent framework for building, managing and deploying scaleable, client/server applications, and OLEnterprise, an open, distributed object environment based on Microsoft's OLE.

  If this transaction is consummated, the financial position and results of operations of the Company and OEC will be combined in fiscal 1997 retroactive to April 1, 1996 and the fiscal year of OEC will be conformed to the Company's fiscal year. In addition, all prior periods presented will be restated to give effect to the merger. The Company's fiscal 1996 financial statements will be combined with OEC's financial statements for the year ended December 31, 1995. OEC's operating results for the period January 1, 1996 to March 31, 1996 will be reflected as an adjustment to the combined Company's retained earnings on April 1, 1996.

  On May 15, 1996, the United States Tax Court approved a settlement agreement entered into between the Company and the Internal Revenue Service for Ashton Tate's tax years ended January 31, 1986, 1987 and December 31, 1987. The agreement is expected to result in a cash refund of approximately $6.5 million, exclusive of interest. The Company expects that receipt of the refund will result in a credit to income tax expense of approximately $2 million.

                                                                     SCHEDULE II

                          BORLAND INTERNATIONAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                BALANCE AT  CHARGED TO   DEDUCTIONS BALANCE AT
                                BEGINNING  STATEMENTS OF    FROM      END OF
                                OF PERIOD   OPERATIONS    RESERVES    PERIOD
                                ---------- ------------- ---------- ----------
1994:
  Allowance for sales returns,
   rebates and doubtful
   accounts....................  $20,722      $71,874     $57,403    $35,193
1995:
  Allowance for sales returns,
   rebates and doubtful
   accounts....................  $35,193      $61,912     $66,465    $30,640
1996:
  Allowance for sales returns,
   rebates and doubtful
   accounts....................  $30,640      $32,133     $40,617    $22,156

FORM 10-K
A copy of the Company's Form 10-K, as filed with the Securities and Exchange Commission, is available upon request and without charge by contacting Borland's Investor Relations Department at the corporate address, or by call-ing 408-431-1550.

SHAREHOLDER INQUIRIES
Questions concerning shareholder accounts, change of address, or lost certificate should be directed to: Chemical Mellon Shareholder Services Washington Bridge Station P.O. Box 469 New York, NY 10003 or by calling 800-356-2017

INVESTOR RELATIONS
Analysts, institutional investors, portfolio managers, brokers, and individu-als should address inquiries to Borland's Investor Relations Department at the corporate address or by calling 408-431-1525.

STOCK LISTING
The Company's common stock is traded on the NASDAQ Market System under the symbol BORL.

CORPORATE HEADQUARTERS
100 Borland Way
Scotts Valley, CA 95066-3249
408-431-1000

WEB SITE
Financial information and corporate press releases are available by accessing the Borland home page located at: http://www.borland.com

BOARD OF DIRECTORS
William F. Miller
Chairman
and Acting Chief Executive Officer

Harry J. Saal
Vice Chairman

George Hara
David Heller
Phillippe Kahn
Stephen J. Lewis

EXECUTIVE OFFICERS
Michael Greenbaum
Vice President and General Manager of Client/Server Development Tools and Corporate Marketing

Paul H. Gross
Senior Vice President, Research and Development

William H. Jordan
Vice President, Business Development

Robert H. Kohn
Senior Vice President, Corporate Affairs and Secretary

David McGlaughlin
Vice President, International Sales and Operations

David Mullin
Vice President and Chief Financial Officer

Frank Vaculin
Vice President and General Manager of Desktop and PC-LAN Development Tools