Form 10-Q
period 1996-06-30
BORLAND INTERNATIONAL INC /DE/
filed 1996-08-09
CIK 853273

                                   FORM 10-Q


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ________________


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended JUNE 30, 1996


[_]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934


     For the transition period ended ________________ to ________________


                         Commission File No.  0-16096



                          BORLAND INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              94-2895440
(STATE OR OTHER JURISDICTION OF                              (I.R.S EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


100 BORLAND WAY, SCOTTS VALLEY, CALIFORNIA                     95066-3249
 (Address of principal executive offices)                      (Zip Code)


      Registrant's telephone number, including area code: (408) 431-1000

(Former name, former address and former fiscal year, if changed since last report) N/A

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


           The number of shares of common stock outstanding as of
                         July 31, 1996 was 31,358,628.

                          BORLAND INTERNATIONAL, INC.

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                          PAGE
                                                                        ----

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 1996 and
            March 31, 1996...............................................  3

         Condensed Consolidated Statements of Operations for the
           three months ended June 30, 1996 and 1995....................   4

         Condensed Consolidated Statements of Cash Flows for the
           three months ended June 30, 1996 and 1995....................   5

         Notes to Unaudited Condensed Consolidated
           Financial Statements.........................................   6


Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   7

PART II - OTHER INFORMATION

Item 6. Exhibit and Reports on Form 8-K................................   14

Signatures..............................................................  15

                         PART I - FINANCIAL INFORMATION

                          BORLAND INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                            JUNE 30,           MARCH 31,
                                              1996               1996
                                           ----------          ---------
                                           (UNAUDITED)

                       ASSETS
Current assets:
   Cash and cash equivalents.............  $  78,724            $  74,682
   Short-term investments................      7,956               15,464
   Accounts receivable, net..............     18,649               34,151
   Inventories...........................      1,735                1,599
   Other.................................      7,973                7,321
                                           ---------            ---------
      Total current assets...............    115,037              133,217
Property and equipment, net..............    112,046              114,612
Other non-current assets.................      7,724                7,758
                                           ---------            ---------
      Total assets.......................  $ 234,807            $ 255,587
                                           =========            =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable......................  $  14,689            $  21,151
   Accrued expenses......................     19,862               18,728
   Short-term restructuring..............      2,264                2,684
   Income taxes payable..................      8,036                9,244
   Other.................................     16,197               17,647
                                           ---------            ---------
      Total current liabilities..........     61,048               69,454
Long-term debt and other.................     14,315               14,555
                                           ---------            ---------
      Total liabilities..................     75,363               84,009
                                           ---------            ---------
Stockholders' equity:
   Common stock; $.01 par value;
    100,000 shares authorized;
    31,356 and 31,168 issued and
    outstanding..........................        314                  312
   Additional paid-in capital............    281,354              279,083
   Accumulated deficit...................   (126,143)            (112,015)
   Cumulative translation adjustment.....      3,919                4,198
                                           ---------            ---------
      Total stockholders' equity.........    159,444              171,578
                                           ---------            ---------
                                           $ 234,807            $ 255,587
                                           =========            =========




                             See accompanying notes

                          BORLAND INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA, UNAUDITED)

                                            THREE MONTHS ENDED
                                                  JUNE 30,
                                           -----------------------
                                              1996         1995
                                           ----------   ----------
Net revenues..............................  $ 34,537        $53,766
Cost of revenues..........................     6,483          8,070
                                            --------        -------
Gross profit..............................    28,054         45,696
                                            --------        -------
Selling, general and administrative.......    33,650         32,772
Research and development..................    11,680         10,230
                                            --------        -------
   Total operating expenses...............    45,330         43,002
                                            --------        -------
Operating profit (loss)...................   (17,276)         2,694
Interest income, net and other............     1,747            812
                                            --------        -------
Income (loss) before income taxes.........   (15,529)         3,506
Income tax provision (benefit)............    (1,401)           701
                                            --------        -------
Net income  (loss)........................  $(14,128)       $ 2,805
                                            ========        =======
Net income (loss) per common and common
 equivalent share.........................     $(.45)          $.10
                                            ========        =======

Weighted average number of common and
 common equivalent shares outstanding.....    31,307         29,127
                                            ========        =======




                             See accompanying notes

                          BORLAND INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                           (IN THOUSANDS, UNAUDITED)



                                             THREE MONTHS ENDED
                                                  JUNE 30,
                                           -----------------------
                                              1996         1995
                                           ----------   ----------
Cash flows from operating activities:
   Net income (loss)                        $(14,128)     $  2,805
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization            3,621         4,483
   Changes in assets and liabilities:
      Accounts receivable                     15,231           572
      Inventories                               (136)        5,025
      Accounts  payable, accrued
       expenses and short-term
       restructuring                          (5,519)      (20,699)
      Income taxes payable                    (1,208)          829
      Other                                   (2,416)       (6,349)
                                            --------      --------
      Cash used by operating activities       (4,555)      (13,334)
                                            --------      --------

Cash flows from investing activities:
   Acquisition of property and equipment        (992)         (333)
   Sale of fixed assets and assets held
    for sale                                      21         3,602
   Net change in short-term investments        7,508            --
                                            --------      --------
      Cash provided by investing
       activities                              6,537         3,269
                                            --------      --------

Cash flows from financing activities:
   Proceeds from issuance of common
    stock, net                                 2,251         6,768
   Repayment of capital lease                    (28)         (300)
    obligations and other debt activity     --------      --------
      Cash provided  by financing
       activities                              2,223         6,468
                                            --------      --------
Effect of exchange rate changes on cash         (163)          938
                                            --------      --------
Net change in cash and cash equivalents        4,042        (2,659)
Beginning cash and cash equivalents           74,682        68,193
                                            --------      --------
Ending cash and cash equivalents            $ 78,724      $ 65,534
                                            ========      ========



                             See accompanying notes

                          BORLAND INTERNATIONAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the entire fiscal year, which ends on March 31, 1997.

          These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Borland International, Inc. for the year ended March 31, 1996 included in the Registrant's Form 10-K.

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


NOTE 2.  EARNINGS (LOSS) PER SHARE

          Net income (loss) per common and common equivalent share for the three months ended June 30, 1996 and 1995 was determined using the modified treasury stock method.


NOTE 3. RESTRUCTURING  CHARGES

          There have been no changes to the Company's estimate of the total cost of restructurings subsequent to March 31, 1996. During the three months ended June 30, 1996, the restructuring reserves decreased by $.7 million primarily due to cash payments related to noncancellable rent costs of excess facilities. There were no non-cash charges during the quarter.


NOTE 4. INCOME TAXES

          The income tax provision for the first quarter of fiscal 1997 reflects a federal income tax benefit of approximately $2.0 million resulting from a settlement reached with the Internal Revenue Service. The settlement resolved differences regarding certain disputed deductions related to the tax years ending in 1986 - 1991 for its former subsidiary Ashton Tate Corporation. Additionally, the Company recorded interest income of $.9 million related to this settlement.

          Excluding the settlement benefit, the Company would have incurred income tax expense of approximately $.6 million for the quarter ended June 30, 1996. The income tax expense, despite a pretax loss, is comprised of non-U.S. withholding taxes, which are assessed without regard to the profitability of the applicable operation, and income tax on the geographic distribution of income and expenses.

NOTE 5. SUBSEQUENT EVENTS

          On July 2, 1996, the Company announced the resignation of Gary A. Wetsel as president and chief executive officer. Dr. William F. Miller, Chairman of the Company's Board of Directors will serve as acting chief executive officer and president until a replacement is appointed.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion and analysis is designed to be read in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-K for the fiscal year ended March 31, 1996. Historical results and percentage relationships should not be taken as necessarily indicative of the operating results for any future period.

          In addition to an analysis of recent and historical financial results, the Form 10-K includes an analysis of certain risks of the Company's business, including risks which are inherent to software development as well as specific risks relating to the competitive environment in which the Company operates. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible issues which the Company might face. In particular, the Company has recently experienced substantial changes in its operations and competitive environment and has suffered a significant loss from operations in the quarter ended June 30, 1996 . Among other factors the challenges and opportunities presented by the Company's recent focus on software development tools, including tools for the client/server and Internet/Intranet market, the announced agreement to merge with Open Environment Corporation (OEC), as well as
the   market acceptance of Windows 95/NT and the emergence of the Internet as a potentially important new computing paradigm, all contribute to future uncertainties. Investors should carefully read the Company's filings with the Securities and Exchange Commission, together with this 10-Q, and consider all trends and uncertainties concerning the Company's business before making an investment decision with respect to the Company's stock.

          Although the Company realized operating profits in each of the four quarters ended March 31, 1996, the Company experienced a substantial operating loss for the quarter ended June 30, 1996 as well as operating losses for the four prior fiscal years ended March 31, 1995. The Company expects to continue to experience operating losses at least through the quarter ending December 31, 1996. Among other matters, the Company's ability to regain profitability will be substantially dependent upon its ability to successfully complete and introduce new products and to successfully integrate OEC. There can be no assurance that the Company will be able to successfully accomplish the foregoing or to regain proifitability in future periods.

          The following table sets forth the unaudited consolidated results of operations as a percentage of net revenues for the three months ended June 30, 1996 and 1995.

                                                     THREE MONTHS ENDED
                                                           JUNE 30,
                                                   ----------------------
                                                    1996            1995
                                                   -------        -------
     Net revenues................................   100.0%          100.0%
     Cost of revenues............................    18.8            15.0
                                                   ------          ------
     Gross margin................................    81.2            85.0
                                                   ------          ------
     Selling, general and administrative.........    97.4            61.0
     Research and development....................    33.8            19.0
                                                   ------          ------


     Total operating expenses....................   131.2            80.0
                                                   ------          ------


     Operating profit (loss).....................   (50.0)            5.0
     Interest income, net and other..............     5.0             1.5
                                                   ------          ------
     Income (loss) before income taxes...........   (45.0)            6.5
     Income tax provision (benefit)..............    (4.1)            1.3
                                                   ------          ------
     Net income (loss)...........................   (40.9)%           5.2%
                                                   ======          ======

NET REVENUES

          The Company is engaged in the single business segment of designing, producing and marketing computer software, primarily programming language and database management tools. The Company provides such software development tools, including tools for the client/server and Internet/Intranet market, along with add-on products and services, to the software developer community. The Company has several product lines which run primarily on personal computers running under Windows and Windows 95/NT operating systems.

          The Company distributes its products domestically and internationally through independent distributors, dealers, ISVs and VARs and also by direct marketing and sales to corporate, governmental, educational and end-user customers. The Company offers certain return privileges to some of its customers, and also offers its distributors certain limited product exchange privileges and rebates. The Company recognizes revenue upon shipment subject to allowances for estimated future returns, exchanges and rebates.

          Net revenues were $34.5 million for the first quarter of fiscal 1997 as compared to $62.9 million for the quarter ended March 31, 1996. Included in the net revenues for the fourth quarter of fiscal 1996 was $4.4 million related to the recognition of deferred revenue from the sale of one million licenses of Paradox for Windows to Novell. Exclusive of such Paradox license revenues, total net revenues decreased in the first fiscal quarter of 1997 from the fourth fiscal quarter of 1996 by $24.0 million or 41%. Consistent with historical patterns, first quarter revenues from the Delphi and Borland C++ product lines declined following the introduction of these products in the fourth quarter. However, the decrease from the prior quarter was more significant than historical trends due to the performance of sales in the U.S., particularly in the Delphi Desktop and Borland C++ 5.0 products. The Company believes this incremental shortfall is primarily attributable to the adoption rate of Windows 95/NT, the failure thus far to attract a significant number of new customers for the Delphi products due to premium pricing and the absence of trial versions, and the delay in the inclusion of Microsoft's Foundation Class Libraries (a standard framework for application development within large corporations) in the Borland C++ package. Further, although first quarter revenues benefited from the release of Paradox 7.0 for Windows 3.1, sales were less than anticipated for the quarter in the U.S. In addition, unlike the fourth quarter, first quarter fiscal 1997 revenues in the U.S. did not benefit from any individually significant InterBase or Delphi Client/Server corporate sales contracts.

          Net revenues for the quarter ended June 30, 1996 were $34.5 million compared to $53.8 million for the same quarter of the prior fiscal year. The Company believes this decrease in revenues is attributable to the factors discussed in the previous paragraph, as well as to unit volume declines in the desktop database products and an overall increasingly competitive marketplace. This decrease was partially offset by growth in revenues from the Company's client/server products which is consistent with the Company's strategy.

          The Company's non-U.S. net revenues represented approximately 84% and 57% of total net revenues in the first fiscal quarters ended June 30, 1996 and 1995, respectively. The percentage of non-U.S. net revenues was higher in the three months ended June 30, 1996, primarily due to the shortfall in revenue in the U.S. In addition, non-U.S. net revenues benefited from the Japanese releases of Delphi 2.0 and Paradox 7.0 late in the quarter. In absolute dollars, non-U.S. net revenues remained at approximately the same level for the first quarter ending June 30, 1996 when compared to the same quarter of the previous fiscal year. Similar to trends occurring in the U.S., non-U.S. net revenues experienced a decline in desktop revenues which was offset by increases in client/server revenues.

          The Company has seen a significant decline in the sales of its DOS products following the introduction of its Windows versions of the same products. Similarly, as the Windows 95/NT operating system continues to be adopted, the Company expects to experience a decline in both the DOS and Windows
3.1 versions for its products. The extent to which such decline will be offset by revenues from the release of the Windows 95/NT versions of its products is uncertain and subject to a number of risks. For example, due in part to slower than expected migration to Windows 95/NT during the third and fourth quarters of fiscal 1996 and the first quarter of fiscal 1997, revenues arising from the release of Windows 95/NT applications, including Paradox 7.0 for Windows 95/NT, have been lower than anticipated. If revenues from such Windows 3.1 products decline materially or at a more rapid rate than the Company currently anticipates, the Company's business, operating results and financial condition would be materially and adversely affected.

          In light of the expected migration of customers to the Windows 95/NT operating environment and an expected increase in revenues from client/server products, it is uncertain whether the Company's historical product life cycle will continue. Among other matters, the Company believes that a share in the DOS or Windows market does not or will not automatically result in market share in the Windows 95/NT market. As a result, the Company cannot predict the rate at which owners of its current products are likely to upgrade to its products for a different operating system. Also, to the extent that there are any incompatibilities between the Company's products and Windows 95/NT, there could be an adverse effect on the sale of the Company's products. In addition, the Company has, in the past, experienced declining sales of certain of its products in anticipation of the release of new products. Furthermore, the Company cannot determine whether the increasing price competition in the industry, the timing of competitors' product releases or other factors will have an adverse effect upon the product upgrade revenue which has historically been a significant component of the Company's revenue. Finally, a greater portion of the Company's revenues are being derived from client/server sales which are characterized by long sales cycles and increased transaction values. As a result, such revenues may be subject to increased variability over time.

          The Company expects that a significant portion of its fiscal 1997 revenues will come from new products and new versions of existing products, including the release of products on the Windows 95/NT operating system, as well as the release of products for Internet/Intranet-related development. There can be no assurances that sales of such new products and versions will meet the Company's expectations due to various factors. For example, the Company may introduce certain of such products later to market than expected or later to market than competitors' introductions, or competitors may introduce competitive products at lower prices. In addition, overall questions regarding the acceptance of new products or the acceptance of the Windows 95/NT operating systems, the Internet as a new computing paradigm or Sun Microsystems Inc.'s Java programming language, may adversely affect such sales.

          The Company also expects that the current and new versions of its client/server development tools products will contribute a significant portion of its fiscal 1997 revenues. The Company's proposed acquisition of OEC is consistent with its strategy to focus on software developers and the opportunities associated with the client/server, multi-tier market. The Company's relatively recent entry into this market is subject to a number of risks, including that the Company has historically not competed in this market, that the market itself is new and evolving, that the Company must make choices regarding the operating systems to focus upon, and that there are several very large and well entrenched businesses as well as a number of smaller, very successful companies already competing in this market. There can be no assurances that the sales of these client/server, multi-tier products will meet the Company's expectations due to various factors including the ongoing transition of and investment in resources for this segment by the Company, the Company's credibility in this arena, and a competitive environment in which many of the Company's competitors have greater financial resources which may be leveraged to gain market share.

          From time to time the Company makes announcements to its customers with respect to the time frames within which the Company expects to ship new products. For example, the Company has announced its goal to introduce a Java development tool, code name Latte, and a WEB based database solution, named IntraBuilder, in the latter half of the calendar year 1996. Such announcements are for the purpose of providing its customers with a general idea of the expected availability of products for planning purposes based only upon estimates and are not a prediction by the Company of the exact availability of such products. In the past, certain of the Company's products shipped later, and in some cases substantially later, than the time frame within which the Company originally anticipated that the products would be available. Due to the inherent uncertainties of software development, it is likely that such situations will occur from time to time in the future as well. Moreover, the loss of key employees may increase the risk of delays in product availability from time frames originally anticipated. Consequently, announcements regarding the Company's expectations of when products may ship should not be considered a prediction by the Company that the products will ship in any particular fiscal quarter or otherwise be relied upon by investors as a basis for predicting the Company's results for any future period.

          The market for computer software products continues to evolve rapidly. Although the introduction of Windows 95/NT captured substantial attention during most of 1995, by the latter part of 1995, much of the attention of the software industry had shifted to the Internet and the Java programming language as well as increasing attention on Windows NT. The Company has made announcements regarding research and development projects responsive to these developments, such as the Company's Java development tool, code name Latte and its database solution for the WEB, named IntraBuilder. However, the Company does not anticipate any material revenues from any such products until at least the fourth quarter of fiscal 1997. Moreover, the Company is unable to predict the impact of such developments on the markets for the Company's existing products.


GROSS MARGINS

          Gross margins decreased to 81.2% of net revenues in the quarter ended June 30, 1996 from 85.0% in the quarter ended June 30, 1995. The decline in the gross margin percentage was due primarily to substantially lower U.S. revenues which resulted in the fixed components of cost of revenues being spread across a lower revenue base.

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


SELLING, GENERAL AND ADMINISTRATIVE

          Selling, general and administrative expenses were $33.6 million and $32.8 million for the quarters ended June 30, 1996 and 1995, and were 97.4% and 61.0% of net revenues, respectively. Although selling, general and administrative expenses remained relatively flat year over year, these costs as a percentage of revenues increased substantially due to the decline in U.S. net revenues.

          Although certain selling, general and administrative expenses can be managed or controlled on a short term basis, a substantial portion of such expenses are essentially fixed on a quarter to quarter basis. As a result, when the Company suffers adverse effects to its net revenues or margins because of delays in new product introductions, price competition or other competitive factors, in the short term the Company generally is unable to take actions to substantially reduce expenses.

          The Company incurs substantial expenses in connection with the introduction of new products and generally a significant portion of such costs are incurred prior to the release of the new products. As a result, in addition to the general risks associated with the ultimate success of the Company's new products, results for any quarter may be materially and adversely affected to the extent significant expenses are incurred, but significant revenues from the new product are not recognized until the following quarter.


RESEARCH AND DEVELOPMENT

          Research and development expenses were $11.7 million and $10.2 million in the quarters ended June 30, 1996 and 1995, and were 33.8% and 19.0% of net revenues, respectively. The increase in research and development expenses is principally due to efforts associated with the development of future Internet/Intranet-specific tools such as a visual development tool for Java, code named Latte.

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


RESULTS OF RESTRUCTURING

          There have been no changes to the Company's estimate of the total cost of restructurings subsequent to March 31, 1996. During the three months ended June 30, 1996, the restructuring reserves decreased by $.7 million primarily due to cash payments related to noncancellable rent costs of excess facilities. There were no non-cash charges during the quarter.


INTEREST INCOME, NET AND OTHER

          Interest income, net and other was $1.7 million and $.8 million for the quarters ended June 30, 1996 and 1995, and were 5.1% and 1.5% of net revenues, respectively. The increase is primarily due to an increase in interest income of $.9 million related to a tax settlement with Internal Revenue Service.


INCOME TAXES

          The income tax provision for the first quarter of fiscal 1997 reflects a federal income tax benefit of approximately $2.0 million resulting from a settlement reached with the Internal Revenue Service. The settlement resolved differences regarding certain disputed deductions related to the tax years ending in 1986 - 1991 for its former subsidiary Ashton Tate Corporation.

          Excluding the settlement benefit, the Company would have incurred an income tax expense of approximately $.6 million. The income tax expense, despite a pretax loss, is comprised of non-U.S. withholding taxes, which are assessed without regard to the profitability of the applicable operation, and income tax on the geographic distribution of income and expenses.


LITIGATION

          The Company is subject to a lawsuit, Kaplan et al v. Kahn et al,
                                               --------------------------
originally brought in the United States District Court for the Northern District of California in January, 1993, which alleges certain securities law violations by the Company and certain of its officers and directors. The lawsuit, as amended, purports to represent a class of investors who purchased or otherwise acquired the Company's Common Stock between March 5, 1991 and December 9, 1992. As of February 29, 1996 the parties entered into a stipulation to settle this matter. This stipulation has been submitted to the Court for approval. Although the Company expects the settlement will be approved, the Company cannot predict at this time when or if the Court will approve such settlement. If the settlement is approved, there will not be any material adverse effect on the Company's financial condition or results of operations. In particular, the Company has already recorded a charge reserving in full for the amount of the agreed settlement to be paid by the Company. Further as such amount has been deposited in an escrow account pending the approval of the settlement, settlement on the terms agreed will not affect the Company's liquidity.

          On February 28, 1995, the Company and certain of its officers and directors were named as defendants in a lawsuit, Crook et al v. Kahn et al filed
                                                 -------------------------
in the U. S. District Court for the Northern District of California. The complaint alleges certain violations of the federal securities laws and purports to be brought as a class action on behalf of all persons other than the defendants, who purchased or otherwise acquired the Common Stock of the Company between June 6, 1994 and October 19, 1994. As of February 29, 1996 the parties entered into a stipulation to settle this matter. This stipulation has been submitted to the Court for approval. Although the Company expects the settlement will be approved, the Company cannot predict at this time when or if the Court will approve such settlement. If the settlement is approved, there will not be any material adverse effect on the Company's financial condition or results of operations. In particular, the Company has already recorded a charge reserving in full for the amount of the agreed settlement to be paid by the Company. Further as such amount has been deposited in an escrow account pending the approval of the settlement, settlement on the terms agreed will not affect the Company's liquidity.


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


LIQUIDITY AND CAPITAL RESOURCES

          Cash, cash equivalents and short-term investments were $86.7 million at June 30, 1996 a decrease of $3.4 million from a balance of $90.1 million at March 31, 1996. Working capital decreased from $63.8 million as of March 31, 1996 to $54.0 million as of June 30, 1996.

          Net cash used by the Company for operating activities in the three months ended June 30, 1996 was $4.6 million and was primarily comprised of the Company's net loss of $14.1 million offset by a $15.2 million reduction in the accounts receivable balance related to significant cash collections.. Additionally, $5.5 million was used to pay down accounts payable and accrued expenses that originated in the quarter ended March 31, 1996, when spending levels were generally higher than in the subsequent quarter. Net cash provided by investing activities of $6.5 million consisted primarily of $7.5 million from the maturity of short-term investments, less $1.0 million of equipment purchases. Financing activities provided net cash of $2.2 million, primarily from exercises of employee stock options.

          The company believes that its existing cash balances and funds expected to be provided by operations will be sufficient to finance its working capital requirements at least through the next twelve months.


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

          Under the terms of the agreement, which was amended on July 31, 1996, OEC stockholder's will receive 0.66 shares of Borland common stock for each share of OEC common stock held by them. It is anticipated that the transaction will be accounted for as a pooling of interests.

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

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS

              None

          (b) REPORTS ON FORM 8-K

              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                      BORLAND INTERNATIONAL, INC.
                                      ----------------------------------
                                            (Registrant)


Date: August 6, 1996

                                               /s/ DAVID MULLIN
                                      ----------------------------------
                                                   DAVID MULLIN
                                                Vice President and
                                             Chief Financial Officer