Form 10-Q
period 1996-09-30
BORLAND INTERNATIONAL INC /DE/
filed 1996-11-12
CIK 853273

                                  FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              ________________


       [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     ______
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended SEPTEMBER 30, 1996

       ______   Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the transition period ended ______ to ______

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

            (Former name, former address and former fiscal year,
                     if changed since last report)  N/A
                                                    ---

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES      [X]          NO
                               ------               ------

           The number of shares of common stock outstanding as of
                      October 31, 1996 was 31,422,963.

                          BORLAND INTERNATIONAL, INC.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE
                                                                         ----
Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 1996
             and March 31, 1996.........................................   3

          Condensed Consolidated Statements of Operations for the three
             and six months ended September 30, 1996 and 1995...........   4

          Condensed Consolidated Statements of Cash Flows for the six
             months ended September 30, 1996 and 1995...................   5

          Notes to Unaudited Condensed Consolidated Financial Statements   6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   7

PART II - OTHER INFORMATION

Item 5.    Other Matters................................................  15

Item 6.    Exhibit and Reports on Form 8-K..............................  15

Signatures..............................................................  16

                       PART I - FINANCIAL INFORMATION

                         BORLAND INTERNATIONAL, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)


                                           SEPTEMBER 30,            MARCH 31,
                                               1996                   1996
                                           -------------           ----------
                                            (UNAUDITED)
             ASSETS
Current assets:
   Cash and cash equivalents                 $  82,501              $ 74,682
   Short-term investments                        1,725                15,464
   Accounts receivable, net                     16,842                34,151
   Inventories                                   1,221                 1,599
   Other                                         7,256                 7,321
                                             ---------              --------
      Total current assets                     109,545               133,217
Property and equipment, net                    110,088               114,612
Other non-current assets                         7,575                 7,758
                                             ---------              --------
      Total assets                           $ 227,208              $255,587
                                             =========              ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                         $  13,034              $ 21,151
    Accrued expenses                            20,027                18,728
    Short-term restructuring                     1,770                 2,684
    Income taxes payable                        13,926                 9,244
    Other                                       14,986                17,647
                                             ---------              --------
      Total current liabilities                 63,743                69,454
Long-term debt and other                        13,969                14,555
                                             ---------              --------
      Total liabilities                         77,712                84,009
                                             ---------              --------
Stockholders' equity:
    Common stock; $.01 par value; 100,000
        shares authorized; 31,419 and
        31,168 issued and outstanding              314                   312
    Additional paid-in capital                 281,368               279,083
    Accumulated deficit                       (135,962)             (112,015)
    Cumulative translation adjustment            3,776                 4,198
                                             ---------              --------
      Total stockholders' equity               149,496               171,578
                                             ---------              --------
                                             $ 227,208              $255,587
                                             =========              ========

                             See accompanying notes

                         BORLAND INTERNATIONAL, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA, UNAUDITED)



                                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                                       --------------------              ------------------
                                                                         1996        1995                  1996       1995
                                                                       --------    --------              --------    ------
Net revenues                                                           $ 36,407     $51,315              $ 70,944     $105,081
Cost of revenues                                                          5,828       8,227                12,312       16,297
                                                                       --------     -------              --------     --------
Gross profit                                                             30,579      43,088                58,632       88,784
                                                                       --------     -------              --------     --------
Selling, general and administrative                                      28,236      29,385                61,885       62,157
Research and development                                                 13,202      11,372                24,881       21,602
                                                                       --------     -------              --------     --------
  Total operating expenses                                               41,438      40,757                86,766       83,759
                                                                       --------     -------              --------     --------
Operating profit (loss)                                                 (10,859)      2,331               (28,134)       5,025
Interest income, net and other                                            1,503         974                 3,250        1,786
                                                                       --------     -------              --------     --------
Income (loss) before income taxes                                        (9,356)      3,305               (24,884)       6,811
Income tax provision (benefit)                                              463         661                  (936)       1,362
                                                                       --------     -------              --------     --------
Net income  (loss)                                                     $ (9,819)    $ 2,644              $(23,948)    $  5,449
                                                                       ========     =======              ========     ========
Net income (loss) per common and common equivalent share                  $(.31)       $.08                 $(.76)        $.18
                                                                       ========     =======              ========     ========
Weighted average number of common and common equivalent
   shares outstanding                                                    31,329      31,656                31,381       30,801
                                                                       ========     =======              ========     ========

                             See accompanying notes

                          BORLAND INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                           (IN THOUSANDS, UNAUDITED)

                                                        SIX MONTHS ENDED
                                                          SEPTEMBER 30,
                                                      -------------------
                                                       1996         1995
                                                     --------     --------
Cash flows from operating activities:
   Net income (loss)                                  $(23,948)   $  5,449
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                      6,968       8,744
   Changes in assets and liabilities:
      Accounts receivable                               17,108      (2,782)
      Inventories                                          378       5,907
      Accounts payable, accrued expenses and
        short-term restructuring                        (7,495)    (20,659)
      Income taxes payable                               4,682         935
      Other                                             (3,134)     (6,395)
                                                       -------     -------
      Cash used by operating activities                 (5,441)     (8,801)
                                                       -------     -------
Cash flows from investing activities:
   Acquisition of property and equipment                (2,381)     (1,036)
   Sale of fixed assets and assets held for sale            35       3,896
   Net change in short-term investments                 13,739      (3,520)
                                                       -------     -------
      Cash provided (used) by investing activities      11,393        (660)
                                                       -------     -------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net           2,266      22,085
   Repayment of capital lease obligations and other
     debt activity                                         (58)       (671)
                                                       -------     -------
      Cash provided  by financing activities             2,208      21,414
                                                       -------     -------
Effect of exchange rate changes on cash                   (341)         18
                                                       -------     -------
Net change in cash and cash equivalents                  7,819      11,971
Beginning cash and cash equivalents                     74,682      68,193
                                                       -------     -------
Ending cash and cash equivalents                      $ 82,501    $ 80,164
                                                       =======     =======

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


NOTE 2. EARNINGS (LOSS) PER SHARE

          Net income (loss) per common and common equivalent share for the three and six months ended September 30, 1996 and 1995 was determined using the modified treasury stock method.

NOTE 3. RESTRUCTURING CHARGES

          In response to the significant losses from operations in the three and six months ended September 30, 1996, the Company implemented a worldwide restructuring and realignment of its corporate structure on October 16, 1996 which will result in a 15% reduction in workforce. The Company did not include any costs related to the October 16, 1996 action in the results for the three or six months ended September 30, 1996. The related restructuring costs will be included in the third quarter of fiscal 1997.

          Subsequent to March 31, 1996, there have been no changes to the Company's estimate of the total cost of restructurings occurring prior to fiscal 1997. During the six months ended September 30, 1996, the restructuring reserves decreased by $1.4 million primarily due to cash payments related to noncancellable rent costs of excess facilities. There were no non-cash charges during the quarter.

NOTE 4. INCOME TAXES

          Income tax expense for the quarter ended September 30, 1996 was approximately $.5 million. Such tax expense results principally from non-U.S. withholding taxes, which are assessed without regard to the profitability of the applicable operation.

          For the six months ended September 30, 1996 the Company recorded an income tax benefit of approximately $.9 million. The benefit reflects a federal income tax refund of approximately $2.1 million resulting from a settlement reached with the U.S. Internal Revenue Service. The settlement resolved differences regarding certain disputed deductions related to the tax years ending in 1986 - 1991 for its former subsidiary Ashton Tate

Corporation. Excluding the settlement benefit, the Company would have incurred an income tax expense of approximately $1.2 million for the six months ended September 30, 1996.


NOTE 5. OPEN ENVIRONMENT CORPORATION MERGER

          On May 11, 1996, the Company entered into a definitive merger agreement with Open Environment Corporation (OEC) which provides for the acquisition of OEC by Borland. Completion of the transaction is expected to occur November 18, 1996 and is subject to, among other requirements, approval of OEC's shareholders and the receipt of all required governmental approvals.

          Under the terms of the agreement, which was amended on July 31, 1996, OEC stockholder's will receive 0.66 shares of Borland common stock for each share of OEC common stock held by them. Based on the 7,538,249 shares of OEC Common Stock outstanding as of September 30, 1996, the number of shares of Borland Common Stock to be issued pursuant to the merger is approximately 4,975,000 or approximately 16% of the total number of shares of Borland Common Stock outstanding as of that date. In addition, Borland is assuming options for the purchase of approximately 1,190,216 shares of OEC Common Stock which will be converted to options to purchase approximately 786,000 shares of Borland Common Stock upon completion of the merger. It is anticipated that the transaction will be accounted for as a pooling of interests.

          OEC develops, markets and supports software that enables companies to create applications for distributed, client/server computing systems. OEC's three-tiered client/server software architecture allows customers to develop, deploy and manage software applications which access information on an enterprise-wide basis. OEC's product line includes Entera, an independent framework for building, managing and deploying scaleable, client/server applications, and OLEnterprise, an open, distributed object environment based on Microsoft's OLE.

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

          This Current Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Actual future results may differ materially. Readers are referred to the documents filed by the Company with the Securities and Exchange Commission, specifically the most recent reports on Form 10-K and 8-K and its Registration Statement on Form S-4 relating to the pending acquisition of Open Environment Corporation, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

          In addition to an analysis of recent and historical financial results, the Form 10-K includes an analysis of certain risks of the Company's business, including risks which are inherent to software development as well as specific risks relating to the competitive environment in which the Company operates. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible issues which the Company might face. In particular, the Company has recently experienced substantial changes in its operations and competitive environment and has suffered a significant loss from operations in the three and six months ended September 30, 1996. In response to these losses, the Company implemented a worldwide restructuring and realignment of its corporate structure on October 16, 1996 which will result in a 15% reduction in workforce. The Company did not include any costs related to the October 16, 1996 action in the results for the three or six months ended September 30, 1996. The related restructuring costs will be included in the third quarter of fiscal 1997.

          Among the other risk factors and uncertainties facing the Company, include those related to: the challenges and opportunities presented by the Company's recent focus on software development tools, including tools for the client/server and Internet/intranet market, the merger with Open Environment Corporation (OEC), the market acceptance of Windows 95/NT and the emergence of the Internet as a potentially important new computing paradigm. Investors should carefully read the Company's filings with the Securities and Exchange Commission, together with this 10-Q, and consider all trends and uncertainties concerning the Company's business before making an investment decision with respect to the Company's stock.

          In recent months, the Company has experienced significant changes in management and other key personnel. In particular, Borland has announced the resignation of its President and Chief Executive Officer, its Senior Vice President for Research and Development and its Chief Financial Officer. To date, the Company has replaced the Chief Financial Officer and it has appointed an Acting President and Chief Executive Officer. In certain cases, management and other personnel have been lured away by competitors who have offered very substantial sign-on bonuses and compensation packages which would be very difficult for the Company to match. There can be no assurances that the Company will not be subject to further losses of management and other key personnel. In addition, the Company may be required to substantially increase the compensation, stock options or other benefits offered to employees in order to attract or retain management and key personnel. The loss of management and other key personnel, and the delays which may be experienced in recruiting new management and other personnel as well as the additional costs which may be incurred in retaining or attracting personnel, may have a material adverse affect on the Company and its operating results. In particular, the disruptions inherent in such a situation are particularly problematic for a company which has experienced the types of problems which the Company has recently faced.

          Although the Company realized operating profits in each of the four quarters ended March 31, 1996, the Company experienced a substantial operating loss for the three and six months ended September 30, 1996 as well as operating losses for the four prior fiscal years ended March 31, 1995. The Company expects to continue to experience operating losses at least through the quarter ending March 31, 1997. Among other matters, the Company's ability to regain profitability will be substantially dependent upon its ability to successfully complete and introduce new products, to successfully integrate OEC and to successfully implement cost saving measures associated with the October 16, 1996 restructuring. There can be no assurance that the Company will be able to successfully accomplish the foregoing or to regain profitability in future periods.

          The following table sets forth the unaudited consolidated results of operations as a percentage of net revenues for the three and six months ended September 30, 1996 and 1995.

                                                           THREE MONTHS               SIX MONTHS
                                                              ENDED                     ENDED
                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                       -----------------          ----------------
                                                         1996       1995            1996      1995
                                                       -------     ------          ------    ------
Net revenues                                            100.0%   100.0%           100.0%   100.0%
Cost of revenues                                         16.0     16.0             17.4     15.5
Gross margin                             .               84.0     84.0             82.6     84.5
Selling, general and administrative                      77.6     57.3             87.2     59.2
Research and development                                 36.3     22.2             35.1     20.6

Total operating expenses                                113.9     79.5            122.3     79.8

Operating profit (loss)                                 (29.9)     4.5            (39.7)     4.7
Interest income, net and other                            4.1      1.9              4.6      1.7
Income (loss) before income taxes                       (25.8)     6.4            (35.1)     6.4
Income tax provision (benefit)                            1.3      1.3             (1.3)     1.3
Net income (loss)                                       (27.1)%    5.1%           (33.8)%    5.1%

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

          Net revenues of $36.4 million for the quarter ended September 30, 1996 increased from $34.5 million in the quarter ended June 30, 1996. Net revenues in the September quarter were favorably affected by the introduction of the Company's products for the Delphi product line, repricing and repackaging of the Delphi 2.0 desktop version, as well as the introduction of IntraBuilder, the Company's first product principally developed for the Internet. While the September quarter revenue was adversely affected by the seasonal slowness in Europe, this decrease was offset by the new product introductions as well as an improvement in performance of sales in the U.S. compared to the previous quarter.

          Net revenues for the three and six months ended September 30, 1996 were $36.4 million and $70.9 million, respectively, as compared to $51.3 million and $105.1 million , respectively for the same period of fiscal 1996. This decrease in revenues is mainly attributable to the unit volume declines in the desktop database products and an overall increasingly competitive marketplace. This decrease was partially offset by growth in revenues from the Company's client/server products which is consistent with the Company's strategy.

          The Company's non-U.S. net revenues represented approximately 59% and 51% of total net revenues in the second fiscal quarter ended September 30, 1996 and 1995, respectively. The percentage of non-U.S. net revenues was lower in the three months ended September 30, 1995, which was primarily due to the inclusion of prior year U.S. revenue of a large non-recurring InterBase contract. Similar to trends occurring in the U.S., non-U.S. net revenues experienced a decline in desktop revenues which was offset by increases in client/server revenues.

          The Company anticipates that as the Windows 95/NT operating systems continues to be adopted, the Company will continue to experience a decline in Windows 3.1 versions for its products. The extent to which such decline will be offset by revenues from the release of the Windows 95/NT versions of the Company products is uncertain and subject to a number of risks. For example, due in part to slower than expected migration to Windows 95/NT since its introduction in the third quarter of fiscal 1996, revenues arising from the release of Windows 95/NT applications, including Paradox 7.0 for Windows 95/NT and Delphi 2.0, have been lower than anticipated. If revenues from such Windows 3.1 products decline materially or at a more rapid rate than the Company currently anticipates, the Company's business, operating results and financial condition would be materially and adversely affected.

          In light of the expected migration of customers to the Windows 95/NT operating environment and an expected increase in revenues from client/server products, it is uncertain whether the Company's historical product life cycle will continue. Among other matters, the Company believes that a share in the Windows market does not or will not automatically result in market share in the Windows 95/NT market. As a result, the Company cannot predict the rate at which owners of its current products are likely to upgrade to its products for a different operating system. Also, to the extent that there are any incompatibilities between the Company's products and Windows 95/NT, there could be an adverse effect on the sale of the Company's products. In addition, the Company has, in the past, experienced declining sales of certain of its products in anticipation of the release of new products. Furthermore, the Company cannot determine whether the increasing price competition in the industry, the timing of competitors' product releases or other factors will have an adverse effect upon the product upgrade revenue which has historically been a significant component of the Company's revenue. Finally, a greater portion of the Company's revenues are being derived from client/server sales which are characterized by long sales cycles and increased transaction values. As a result, such revenues may be subject to increased variability over time.

          The Company expects that a significant portion of its remaining fiscal 1997 revenues will come from new products and new versions of existing products, including the release of products on the Windows 95/NT operating system, as well as the release of client server developer tools and products for Internet/intranet-related development. There can be no assurances that sales of such new products and versions will meet the Company's expectations due to various factors. For example, the Company may introduce certain of such products later to market than expected or later to market than competitors' introductions, or competitors may introduce competitive products at lower prices. In addition, overall questions regarding the acceptance of new products or the acceptance of the Windows 95/NT operating systems, the Internet as a new computing paradigm or Sun Microsystems Inc.'s Java programming language, may adversely affect such sales.

          The Company's acquisition of OEC is consistent with its strategy to focus on software developers and the opportunities associated with the client/server, multi-tier market. The Company's relatively recent entry into this market is subject to a number of risks, including that the Company has historically not competed in this market, that the market itself is new and evolving, that the Company must make choices regarding the operating systems to focus upon, and that there are several very large and well entrenched businesses as well as a number of smaller, very successful companies already competing in this market. There can be no assurances that the sales of these client/server, multi-tier products will meet the Company's expectations due to various factors including the ongoing transition of and investment in resources for this segment by the Company, the Company's credibility in this arena, and a competitive environment in which many of the Company's competitors have greater financial resources which may be leveraged to gain market share.

          From time to time the Company makes announcements to its customers with respect to the time frames within which the Company expects to ship new products. For example, the Company has announced its goal to introduce a Java development tool, code name Latte in the first half of the 1997 calendar year. Such announcements are for the purpose of providing its customers with a general idea of the expected availability of products for planning purposes based only upon estimates and are not a prediction by the Company of the exact availability of such products. In the past, certain of the Company's products shipped later, and in some cases substantially later, than the time frame within which the Company originally anticipated that the products would be available. Due to the inherent uncertainties of software development, it is likely that such situations will occur from time to time in the future as well. Moreover, the loss of key employees may increase the risk of delays in product availability from time frames originally anticipated. Consequently, announcements regarding the Company's expectations of when products may ship should not be considered a prediction by the Company that the products will ship in any particular fiscal quarter or otherwise be relied upon by investors as a basis for predicting the Company's results for any future period.

          The market for computer software products continues to evolve rapidly. Although the introduction of Windows 95/NT captured substantial attention during most of 1995, by the latter part of 1995, much of the attention of the software industry had shifted to the Internet and the Java programming language as well as increasing attention on Windows NT. The Company has made announcements regarding research and development projects responsive to these developments, such as the Company's Java development tool, code name Latte and has released its database solution for the WEB, named IntraBuilder. However, the Company does not anticipate any material revenues from any such products until at least the first half of the 1997 calendar year. Moreover, the Company is unable to predict the impact of such developments on the markets for the Company's existing products.


GROSS MARGINS

          Gross margins were at 84.0% of net revenues in the quarters ended September 30, 1996 and 1995. Gross margins were 82.6% and 84.5% for the six months ended September 30, 1996 and 1995, respectively. The lower margins in the six months ended September 30, 1996 was due primarily to substantially lower U.S. revenues in the quarter ended June 30, 1996 which resulted in lower overall net revenues, consequently the fixed components of cost of revenues being spread across a lower revenue base.

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

SELLING, GENERAL AND ADMINISTRATIVE

          Selling, general and administrative expenses were $28.2 million and $29.4 million for the quarters ended September 30, 1996 and 1995, and were 77.6% and 57.3% of net revenues for such periods, respectively. Although selling, general and administrative expenses remained relatively flat on a dollar basis year over year, these costs as a percentage of revenues increased substantially due to the decline in U.S. net revenues.

          Although certain selling, general and administrative expenses can be managed or controlled on a medium term basis, a substantial portion of such expenses are essentially fixed on a quarter to quarter basis. As a result, when the Company suffers adverse effects to its net revenues or margins because of delays in new product introductions, price competition or other competitive factors, in the short term the Company generally is unable to take actions to substantially reduce expenses. As previously stated, the Company announced on October 16, 1996 a worldwide company restructuring to align these costs with expected future revenues.

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

RESEARCH AND DEVELOPMENT

          Research and development expenses were $13.2 million and $11.4 million in the quarters ended September 30, 1996 and 1995, and were 36.3% and 22.2% of net revenues for such periods, respectively. The increase in research and development expenses is principally due to efforts associated with the development of future Internet/intranet-specific tools such as IntraBuilder and a visual development tool for Java, code named Latte.

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


RESTRUCTURINGS

          Subsequent to March 31, 1996, there have been no changes to the Company's estimate of the total cost of restructurings occurring prior to fiscal 1997. During the three and six months ended September 30, 1996, the restructuring reserves decreased by $.8 million and $1.4 million, respectively, primarily due to cash payments related to noncancellable rent costs of excess facilities. There were no non-cash charges during the quarter.

          The Company expects to record a restructure charge in the quarter ended December 31, 1996 as a result of the restructuring announced on October 16, 1996.


INTEREST INCOME, NET AND OTHER

          Interest income, net and other was $3.2 million and $1.8 million for the six months ended September 30, 1996 and 1995, and were 4.6% and 1.7% of net revenues for such periods, respectively. The increase is primarily due to an increase in interest income of $1.4 million related to a tax settlement with the U.S. Internal Revenue Service.


INCOME TAXES

          Income tax expense for the quarter ended September 30, 1996 was approximately $.5 million. Such tax expense results principally from non-U.S. withholding taxes, which are assessed without regard to the profitability of the applicable operation.

          For the six months ended September 30, 1996 the Company recorded an income tax benefit of approximately $.9 million. The benefit reflects a federal income tax refund of approximately $2.1 million resulting from a settlement reached with the U.S. Internal Revenue Service. The settlement resolved differences regarding certain disputed deductions related to the tax years ending in 1986 -1991 for its former subsidiary Ashton Tate Corporation. Excluding the settlement benefit, the Company would have incurred an income tax expense of approximately $1.2 million for the six months ended September 30, 1996.


LITIGATION

          The Company is subject to a lawsuit, Kaplan et al v. Kahn et al, originally brought in the United States District Court for the Northern District of California in January, 1993, which alleges certain securities law violations by the Company and certain of its officers and directors. The lawsuit, as amended, purports to represent a class of investors who purchased or otherwise acquired the Company's Common Stock between March 5, 1991 and December 9, 1992. As of February 29, 1996 the parties entered into a stipulation to settle this matter. This stipulation has been submitted to the Court for approval.
Although the Company expects the settlement will be approved, the Company cannot predict at this time when or if the Court will approve such settlement. If the settlement is approved, there will not be any material adverse effect on the Company's financial condition or results of operations. In particular, the Company has already recorded a charge reserving in full for the amount of the agreed settlement to be paid by the Company. Further as such amount has been deposited in an escrow account pending the approval of the settlement, settlement on the terms agreed will not affect the Company's liquidity.

          On February 28, 1995, the Company and certain of its officers and directors were named as defendants in a lawsuit, Crook et al v. Kahn et al filed in the U. S. District Court for the Northern District of California. The complaint alleges certain violations of the federal securities laws and purports to be brought as a class action on behalf of all persons other than the defendants, who purchased or otherwise acquired the Common Stock of the Company between September 6, 1994 and October 19, 1994. As of February 29, 1996 the parties entered into a stipulation to settle this matter. This stipulation has been submitted to the Court for approval. Although the Company expects the settlement will be approved, the Company cannot predict at this time when or if the Court will approve such settlement. If the settlement is approved, there will not be any material adverse effect on the Company's financial condition or results of operations. In particular, the Company has already recorded a charge reserving in full for the amount of the agreed settlement to be paid by the Company. Further as such amount has been deposited in an escrow account pending the approval of the settlement, settlement on the terms agreed will not affect the Company's liquidity.

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


LIQUIDITY AND CAPITAL RESOURCES

          Cash, cash equivalents and short-term investments were $84.2 million at September 30, 1996 a decrease of $5.9 million from a balance of $90.1 million at March 31, 1996. Working capital decreased from $63.8 million as of March 31, 1996 to $45.8 million as of September 30, 1996.

          Net cash used by the Company for operating activities in the six months ended September 30, 1996 was $5.4 million and was primarily comprised of the Company's net loss of $23.9 million offset by a $17.1 million reduction in the accounts receivable balance related to significant cash collections. Additionally, $7.5 million was used to pay down accounts payable, accrued expenses and short-term restructuring that originated in the quarter ended March 31, 1996, when spending levels were generally higher than in the subsequent quarter. Net cash provided by investing activities of $11.4 million consisted primarily of $13.7 million from the net maturity of short-term investments, less $2.4 million of equipment purchases. Financing activities provided net cash of $2.2 million, primarily from exercises of employee stock options.

          The Company believes that its existing cash balances and funds expected to be provided by operations will be sufficient to finance its working capital requirements at least through the next twelve months.

RECENT EVENTS

          On May 11, 1996, the Company entered into a definitive merger agreement with Open Environment Corporation (OEC) which provides for the acquisition of OEC by Borland. Completion of the transaction is expected to occur November 18, 1996 and is subject to, among other requirements, approval of OEC's shareholders and the receipt of all required governmental approvals.

          Under the terms of the agreement, which was amended on July 31, 1996, OEC stockholder's will receive 0.66 shares of Borland common stock for each share of OEC common stock held by them. Based on the 7,538,249 shares of OEC Common Stock outstanding as of September 30, 1996, the number of shares of Borland Common Stock to be issued pursuant to the merger is approximately 4,975,000 or approximately 16% of the total number of shares of Borland Common Stock outstanding as of that date. In addition, Borland is assuming options for the purchase of approximately 1,190,216 shares of OEC Common Stock which will be converted to options to purchase approximately 786,000 shares of Borland Common Stock upon completion of the merger. It is anticipated that the transaction will be accounted for as a pooling of interests.

          OEC develops, markets and supports software that enables companies to create applications for distributed, client/server computing systems. OEC's three-tiered client/server software architecture allows customers to develop, deploy and manage software applications which access information on an enterprise-wide basis. OEC's product line includes Entera, an independent framework for building, managing and deploying scaleable, client/server applications, and OLEnterprise, an open, distributed object environment based on Microsoft's OLE.

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

                          PART II - OTHER INFORMATION


ITEM 5. OTHER MATTERS

          On November 8, 1996, Philippe Kahn resigned from the Board of
Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (A) EXHIBITS

              Exhibit 27 -- Financial Data Schedule.

          (B) REPORTS ON FORM 8-K

          On October 24, 1996, the Company filed a Report on Form 8-K reporting under Item 5 thereof, the Company's third quarter restructuring and the additional Paradox license rights to Corel Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                      BORLAND INTERNATIONAL, INC.
                                      ---------------------------
                                            (Registrant)


Date: November 12, 1996

                                          /s/ PAUL W. EMERY II
                                      ----------------------------
                                              PAUL W. EMERY II
                                             Vice President and
                                          Chief Financial Officer