Form 10-Q
period 1996-12-31
BORLAND INTERNATIONAL INC /DE/
filed 1997-02-14
CIK 853273

                                   FORM 10-Q


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended DECEMBER 31, 1996

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                 For the transition period ended ______ to ______


                         Commission File No.  0-16096



                          BORLAND INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            94-2895440
 (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


         100 BORLAND WAY, SCOTTS VALLEY, CALIFORNIA            95066-3249
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

                        YES   [X]          NO  [_]


               The number of shares of common stock outstanding
                    as of  January 31, 1997 was 36,426,414.

                          BORLAND INTERNATIONAL, INC.

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                           PAGE
                                                                         ----

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 1996
           and March 31, 1996............................................   3

         Condensed Consolidated Statements of Operations for the three
           and nine months ended December 31, 1996 and 1995..............   4

         Condensed Consolidated Statements of Cash Flows for the nine
           months ended December 31, 1996 and 1995.......................   5

         Notes to Unaudited Condensed Consolidated Financial Statements..   6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................   9



PART II - OTHER INFORMATION

Item 1.  Legal proceedings............................................... 15

Item 5.  Other information............................................... 16

Item 6.  Exhibits and Reports on Form 8-K................................ 16

Signatures............................................................... 17

                         PART I - FINANCIAL INFORMATION

                          BORLAND INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      DECEMBER 31,        MARCH 31,
                                                         1996               1996
                                                       ---------         ---------
                                                      (UNAUDITED)
                       ASSETS
Current assets:
  Cash and cash equivalents.......................     $  72,242         $  83,165
  Short-term investments..........................         1,754            24,353
  Accounts receivable, net........................        14,427            38,178
  Inventories.....................................         1,043             1,599
  Other...........................................         7,162            11,370
                                                       ---------         ---------
    Total current assets..........................        96,628           158,665
Property and equipment, net.......................       109,946           117,754
Other non-current assets..........................         8,338             9,572
    Total assets..................................     $ 214,912         $ 285,991
                                                       =========         =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................     $  12,583         $  22,522
  Accrued expenses................................        19,879            21,333
  Restructuring...................................         3,001             2,684
  Income taxes payable............................        13,127             9,244
  Other...........................................        20,758            20,251
                                                       ---------         ---------
    Total current liabilities.....................        69,348            76,034
Long-term debt and other..........................        13,919            14,563
                                                       ---------         ---------
    Total liabilities.............................        83,267            90,597
                                                       ---------         ---------
Stockholders' equity:
  Common stock; $.01 par value; 100,000
    shares authorized; 36,431 and 36,108 issued
    and outstanding...............................           364               365
  Additional paid-in capital......................       309,094           306,374
  Accumulated deficit.............................      (181,022)         (115,537)
  Cumulative translation adjustment...............         3,209             4,192
                                                       ---------         ---------
    Total stockholders' equity....................       131,645           195,394
                                                       ---------         ---------
                                                       $ 214,912         $ 285,991
                                                       =========         =========



                             See accompanying notes

                          BORLAND INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA, UNAUDITED)



                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            DECEMBER 31,                  DECEMBER 31,
                                                        1996          1995            1996         1995
                                                     --------       -------         --------     --------
Net revenues......................................   $ 36,756       $55,261         $114,209     $174,625
Cost of revenues..................................      6,961         8,729           23,419       28,175
                                                     --------       -------         --------     --------
Gross profit......................................     29,795        46,532           90,790      146,450
                                                     --------       -------         --------     --------
Selling, general and administrative...............     33,986        33,746          105,794      103,286
Research and development..........................     14,038        11,611           41,897       35,221
Restructuring and merger related costs............     11,885           679           12,968          679
                                                     --------       -------         --------     --------
    Total operating expenses......................     59,909        46,036          160,659      139,186
                                                     --------       -------         --------     --------
Operating profit (loss)...........................    (30,114)          496          (69,869)       7,264
Interest income, net and other....................      1,010         1,002            4,561        2,712
                                                     --------       -------         --------     --------
Income (loss) before income taxes.................    (29,104)        1,498          (65,308)       9,976
Income tax provision (benefit)....................        267           382              177        2,212
                                                     --------       -------         --------     --------
Net income  (loss)................................   $(29,371)      $ 1,116         $(65,485)    $  7,764
                                                     ========       =======         ========     ========
Net income (loss) per common and common
  equivalent share................................   $   (.81)      $   .03         $  (1.80)    $    .21
                                                     ========       =======         ========     ========
Weighted average number of common and
  common equivalent shares outstanding............     36,429        38,717           36,347       37,289
                                                     ========       =======         ========     ========

                             See accompanying notes

                          BORLAND INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                           (IN THOUSANDS, UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                 DECEMBER 31,
                                                        -----------------------------
                                                          1996                 1995
                                                        --------             --------
   ..................................................
Cash flows from operating activities:
   Net income (loss).................................   $(65,485)            $  7,764
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization.................      7,833               13,862
   Changes in assets and liabilities:
       Accounts receivable...........................     23,526              (12,212)
       Inventories...................................        555                6,362
       Accounts  payable, accrued
         expenses and short-term restructuring.......    (10,738)             (29,619)
       Income taxes payable..........................      3,882                  817
       Other.........................................      6,595               (7,072)
                                                        --------             --------
       Cash used by operating activities.............    (33,833)             (20,098)
                                                        --------             --------
Cash flows from investing activities:
   Acquisition of property and equipment.............     (3,410)              (4,347)
   Sale of fixed assets and assets held for sale.....      3,814                4,242
   Net change in short-term investments..............     22,599              (26,710)
                                                        --------             --------
       Cash provided (used) by investing activities..     23,003              (26,815)
                                                        --------             --------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net.......      2,523               55,105
   Repayment of capital lease
      obligations and other debt activity............     (1,671)                 969
                                                        --------             --------
      Cash provided  by financing activities.........        852               56,074
                                                        --------             --------
Effect of exchange rate changes on cash..............       (946)                  71
                                                        --------             --------
Net change in cash and cash equivalents..............    (10,924)               9,232
Beginning cash and cash equivalents..................     83,166               69,886
                                                        --------             --------
Ending cash and cash equivalents.....................   $ 72,242             $ 79,118
                                                        ========             ========

                             See accompanying notes

                          BORLAND INTERNATIONAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

          On November 18, 1996 the Company completed the acquisition of Open Environment Corporation (OEC) in a transaction accounted for as a pooling of interests and, as a result, the Company's previously issued financial statements for the periods presented in this Form 10-Q have been restated to include the assets, liabilities and operating results of OEC in accordance with generally accepted accounting principles and the instructions in Regulation S-X.

          The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the entire fiscal year, which ends on March 31, 1997.

          These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Borland International, Inc. for the year ended March 31, 1996 included in the Registrant's Form 10-K, and the audited consolidated financial statements and notes thereto of Open Environment Corporation for the year ended December 31, 1995 included in the Registrant's Form 10-K/A.

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

NOTE 2.   EARNINGS (LOSS) PER SHARE

          Net income (loss) per common and common equivalent share for the three and nine months ended December 31, 1996 and 1995 was determined using the modified treasury stock method when appropriate.

NOTE 3.   OPEN ENVIRONMENT CORPORATION MERGER

          On November 18, 1996, the Company completed the acquisition of OEC. Borland issued 4,975,000 shares of its common stock in exchange for all the outstanding common stock of OEC or approximately 16% of the total number of shares of Borland Common Stock outstanding as of that date. In addition, Borland assumed options for the purchase of approximately 1,190,216 shares of OEC Common Stock which were converted to options to purchase approximately 786,000 shares of Borland Common Stock upon completion of the merger.

          The merger has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated for all periods presented.

          Restructuring and merger costs for the three months ended December 31, 1996 were $11.9 million, of which $8.9 million relates to the merger with OEC and $3.0 million relates to the October 16, 1996 Borland restructuring (see note 4 below). Included in the $8.9 million of merger costs are $.6 million of severance costs related to the elimination of redundant employees, $1.1 million related to the write off of excess property, equipment and other assets, $3.2
million related to the   write off of certain business ventures and
contractual obligations and $4.0 million representing the aggregate of professional and other fees related to the merger.

          Of the $8.9 million in merger costs, $1.1 million relates to non-cash write offs of assets, $2.8 million relates to cash payments made prior to December 31, 1996, and $4.9 is a current liability at December 31, 1996. Additionally, of the remaining $4.9 million liability $.2 million relates to severance costs to be paid out in the quarter ended March 31, 1997, $1.3 million relates to professional and other fees which are expected to be paid out over the next two quarters, and the remaining $3.4 million relates to expected costs associated with the closure of redundant operations.

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

          Because of differing fiscal year ends of the two companies, the consolidated statements of income combine Borland's nine months ended December 31, 1996, and December 31, 1995 with OEC's six months ended September 30, 1996 and nine months ended September 30, 1995, respectively. The consolidated balance sheets combine each company's balance sheet as of December 31, 1996 and March 31, 1996, respectively. OEC's operating results for the period January 1, 1996 to March 31, 1996 will be reflected as an adjustment to the combined Company's retained earnings on March 31, 1996. Combined and separate results of the Company and OEC for the periods prior to the acquisition were as follows (unaudited, in thousands):

                                                                  Borland      OEC     Combined
                                                                  --------   -------   ---------
THREE MONTHS ENDED DECEMBER 31, 1996
          Net revenues.........................................          -         -   $ 36,756
          Loss before restructuring, merger costs and
          income taxes.........................................          -         -    (18,229)
          Restructuring and merger costs (See Notes 3 & 4).....          -         -     11,885
          Income taxes.........................................          -         -        267
          Net loss.............................................          -         -    (29,371)

NINE MONTHS ENDED DECEMBER 31, 1996
          Net revenues.........................................          -         -   $114,209
          Income loss before restructuring, merger costs and
          income taxes.........................................          -         -    (56,901)
          Restructuring and merger costs (See Notes 3 & 4).....          -         -     12,968
          Income taxes.........................................          -         -        177
          Net loss.............................................          -         -    (65,308)

THREE MONTHS ENDED DECEMBER 31, 1995
          Net revenues.........................................   $ 47,264   $ 7,997   $ 55,261
          Income before restructuring, merger costs and
          income taxes.........................................        310       865      1,175
          Restructuring and merger costs.......................          -       679        679
          Income taxes.........................................        213       169        382
          Net income...........................................        849       267      1,116

NINE MONTHS ENDED DECEMBER 31, 1995
          Net revenues.........................................    152,345    22,280   $174,625
          Income before restructuring, merger costs and
          income taxes.........................................      5,335     2,608      7,943
          Restructuring and merger costs.......................          -       679        679
          Income taxes.........................................      1,575       637      2,212
          Net income...........................................      6,298     1,465      7,763

          The two companies maintained a majority of similar accounting practices. However, as a result of certain differing accounting practices relating to the capitalization of fixed assets, which were not material to any period presented, adjustments were made to conform the practices of the two Companies.

          OEC's statement of operations for the three months ended March 31, 1996 have not been combined with any of the Company's statements of operations. Rather, OEC's net income for that period has been credited to retained earnings. Selected OEC operating results for the three months ended March 31, 1996 were as follows:


                                       Three Months Ended
(In thousands)                           March 31, 1996
                                       ------------------
Net revenues                                 $ 3,219
Operating expenses                             6,267
Other expense                                   (197)
Net loss                                     $(4,667)


NOTE 4.   RESTRUCTURING CHARGES

          In response to the significant losses from operations in the three and six months ended September 30, 1996, the Company implemented a worldwide restructuring and realignment of its corporate structure on October 16, 1996, which resulted in a 15% reduction in workforce. In connection with the restructuring, the Company recorded in the quarter ended December 31, 1996 a $3.0 million restructuring charge of which $2.0 million was related to severance costs associated with the reduction in the worldwide workforce, $.4 million to the termination of certain lease agreements and $.1 million to the write off of certain fixed assets $.5 million to other costs associated with the restructuring.

          Of the total $3.0 million in restructuring charges, $.1 relates to the non-cash write off of fixed assets, $1.9 relates to cash payments made prior to December 31, 1996, and $1.0 is a current liability at December 31, 1996. Additionally, of the remaining $.9 million liability, $.6 million relates to severance costs to be paid out in the quarter ended March 31, 1997, and $.3 million relates to certain lease obligations which will be paid out over the remaining life of the lease agreements.

          Based on the results of the October 16, 1996 restructuring and the results of the quarter ended December 31, 1996, the Company believes it will be necessary to implement an additional worldwide restructuring and realignment during the quarter ending March 31, 1997.

          The following table summarizes the Company's restructuring activity for the three months ended December 31, 1996:

                                              Cash Paid in the
                             Accruals as of   nine months ended     Accrual as of
                             March 31, 1996   December 31, 1996   December 31, 1996
                             --------------   -----------------   -----------------
Restructurings prior to
March 31, 1996............           $7,490              $1,594              $5,896

October 16, 1996
Restructure...............                -               1,944                 981
                             --------------              ------              ------
          Total...........           $7,490              $3,538              $6,877
                             ==============              ======              ======


          Subsequent to December 31, 1996, there have been no changes to the Company's estimate of the total cost of prior restructurings. During the three months ended December 31, 1996, prior restructuring reserves decreased by

$1.6 million primarily due to cash payments related to noncancellable rent costs of abandoned facilities. There were no non-cash charges during the quarter related to prior restructurings.

NOTE 5.   INCOME TAXES

          Income tax expense for the quarter ended December 31, 1996 was approximately $.3 million. Such tax expense results principally from non-U.S. withholding taxes, which are assessed without regard to the profitability of the applicable operation.

          For the nine months ended December 31, 1996 the Company recorded an income tax provision of approximately $.2 million, which is comprised of an income tax benefit of approximately $.6 million for Borland and an income tax provision of approximately $.8 million for OEC. The provision also reflects a federal income tax refund of approximately $2.1 million resulting from a settlement reached with the U.S. Internal Revenue Service. The settlement resolved differences regarding certain disputed deductions related to the tax years ending in 1986 -1991 for its former subsidiary Ashton Tate Corporation. Excluding the settlement benefit, the Company would have incurred an income tax expense of approximately $2.3 million for the nine months ended December 31, 1996.


                          BORLAND INTERNATIONAL, INC.

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

          THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL FUTURE RESULTS MAY DIFFER MATERIALLY. READERS ARE REFERRED TO THE DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, SPECIFICALLY THE MOST RECENT REPORTS ON FORM 10-Q AND 8-K AND ITS REGISTRATION STATEMENT ON FORM S-4 RELATING TO THE ACQUISITION OF OPEN ENVIRONMENT CORPORATION, WHICH IDENTIFY IMPORTANT RISK FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS.

          In addition to an analysis of recent and historical financial results, the Form 10-K includes an analysis of certain risks of the Company's business, including risks which are inherent to software development as well as specific risks relating to the competitive environment in which the Company operates. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible issues which the Company might face. In particular, the Company has recently experienced substantial changes in its operations and competitive environment and has suffered significant losses from operations in the three and nine months ended December 31, 1996. In response to these losses, the Company implemented a worldwide restructuring and realignment of its corporate structure on October 16, 1996 which resulted in a 15% reduction in workforce. The Company has included in its results of operations for the quarter ended December 31, 1996 a one time charge of approximately $3.0 million (see note 4) related to the October 16, 1996 restructuring.

          Furthermore, based on the results of the October 16, 1996 restructuring and the results for the quarter ended December 31, 1996, the Company believes it will be necessary to implement an additional worldwide restructuring and realignment during the quarter ended March 31, 1997.

          Among the other risk factors and uncertainties facing the Company, include those related to: the challenges and opportunities presented by the Company's recent focus on software development tools, including tools for the client/server and Internet/intranet market, the merger with Open Environment Corporation (OEC), the market acceptance of Windows 95/NT and the emergence of the Internet as an important new computing paradigm. Investors should carefully read the Company's filings with the Securities and Exchange Commission, together with this 10-Q, and consider all trends and uncertainties concerning the Company's business before making an investment decision with respect to the Company's stock.

          In certain cases, the Company has lost management and other personnel to competitors who have offered very substantial sign-on bonuses and compensation packages which would be very difficult for the Company to match. There can be no assurances that the Company will not be subject to further losses of management and other key personnel. In addition, the Company may be required to substantially increase the compensation, stock options or other benefits offered to employees in order to attract or retain management and key personnel. The loss of management and other key personnel, and the delays which may be experienced in recruiting new management and other personnel, as well as the additional costs which may be incurred in retaining or attracting personnel, may have a material adverse affect on the Company and its operating results. In particular, the disruptions inherent in such a situation are particularly problematic for a company which has experienced the types of problems which the Company has recently faced.

          The Company experienced a substantial operating loss for the three and nine months ended December 31, 1996 as well as operating losses for the four prior fiscal years ended March 31, 1995. The Company expects to continue to experience operating losses at least through the quarter ending March 31, 1997. Among other matters, the Company's ability to regain profitability will be substantially dependent upon its ability to successfully complete and introduce new products, to successfully integrate OEC technology, to successfully implement cost saving measures associated with the October 16, 1996 restructuring and to successfully implement an additional world- wide restructuring and realignment during the quarter ended March 31, 1997.

          The following table sets forth the unaudited consolidated results of operations as a percentage of net revenues for the three and nine months ended December 31, 1996 and 1995.

                                                     THREE MONTHS         NINE MONTHS
                                                        ENDED               ENDED
                                                      DECEMBER 31,        DECEMBER 31,
                                                  1996        1995      1996      1995
                                                  -----       -----     -----    -----
Net revenues..................................    100.0%      100.0%    100.0%   100.0%
Cost of revenues..............................     18.9        15.8      20.5     16.1
                                                  -----       -----     -----    -----
Gross margin..................................     81.1        84.2      79.5     83.9
                                                  -----       -----     -----    -----
Selling, general and administrative...........     92.5        61.1      92.6     59.1
Research and development......................     38.2        21.0      36.7     20.2
Restructuring & Other.........................     32.3         1.2      11.4      0.4
                                                  -----       -----     -----    -----
Total operating expenses......................    163.0        83.3     140.7     79.7
                                                  -----       -----     -----    -----
Operating profit (loss).......................    (81.9)        0.9     (61.2)     4.1
Interest income, net and other................      2.7         1.8       4.0      1.6
                                                  -----       -----     -----    -----
Income (loss) before income taxes.............    (79.2)        2.7     (57.1)     5.7
Income tax provision (benefit)................      0.7         0.7       0.2      1.3
                                                  -----       -----     -----    -----
Net income (loss).............................    (79.9)%       2.0%    (57.3)%    4.4%
                                                  =====       =====     =====    =====

NET REVENUES

          The Company is engaged in the single business segment of designing, producing and marketing computer software, primarily programming language and database management tools. The Company provides such software development tools, including tools for the client/server, multi-tier and Internet/intranet markets, along with add-on products and services, to the software developer community. The Company has several product lines which run primarily on personal computers running under Windows and Windows 95/NT operating systems.

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

          Net revenues of $36.8 million for the quarter ended December 31, 1996 increased from $36.4 million in the quarter ended September 30, 1996. Net revenues in the December quarter included license fees from Corel Corporation for source code related to the Paradox product line. In addition, revenues were favorably impacted by the introduction of the client/server version of IntraBuilder, the Company's first product principally developed for the
------------
Internet which is consistent with the Company's strategy to focus on the client/server and Internet/intranet markets.

          Net revenues for the nine months ended December 31, 1996 were $114.2 million, as compared to $174.6 million, for the same period of fiscal 1996. This decrease in revenues is mainly attributable to the unit volume declines in the desktop database products, lack of significant new product introductions, maturing versions of current products and an overall increasingly competitive marketplace.

          Net revenues for the three months ended December 31, 1996 and 1995 include OEC revenues of $4.0 million and $8.0 million related to OEC's three months ended September 30, 1996 and 1995, respectively. Net revenues for the nine months ended December 31, 1996 and 1995 include OEC revenues of $10.5 million and $22.3 million related to OEC's nine months ended September 30, 1996 and 1995, respectively.

          The Company's non-U.S. net revenues represented approximately 59.5% and 51.7% of total net revenues in the third fiscal quarter ended December 31, 1996 and 1995, respectively. The percentage of non-U.S. net revenues was lower in the three months ended December 31, 1995, primarily due to higher sales of the desktop products included in the prior year U.S. revenue. Similar to trends occurring in the U.S., non-U.S. net revenues experienced a decline in desktop revenues which was offset by increases in client/server revenues.

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

          The Company expects that a significant portion of its remaining fiscal 1997 revenues will come from new products and new versions of existing products. There can be no assurances that sales of such new products and versions will meet the Company's expectations due to various factors. For example, the Company may introduce certain of such products later to market than expected or later to market than competitors' introductions, or competitors may introduce competitive products at lower prices. In addition, the acceptance of the Company's new products, the acceptance of the Windows 95/NT operating systems, the Internet as a new computing paradigm or Sun Microsystems Inc.'s Java programming language, may adversely affect such sales.

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

          From time to time the Company makes announcements to its customers with respect to the time frames within which the Company expects to ship new products. For example, the Company has announced its goal to introduce a Java development tool, named J-Builder in the second half of the 1997 calendar
                          ---------
year. Such announcements are for the purpose of providing its customers with a general idea of the expected availability of products for planning purposes based only upon estimates and are not a prediction by the Company of the exact availability of such products. In the past, certain of the Company's products shipped later, and in some cases substantially later, than the time frame within which the Company originally anticipated that the products would be available. Due to the inherent uncertainties of software development, it is likely that such situations will occur from time to time in the future as well. Moreover, the loss of key employees may increase the risk of delays in product availability from time frames originally anticipated. Consequently, announcements regarding the Company's expectations of when products may ship should not be considered a prediction by the Company that the products will ship in any particular fiscal quarter or otherwise be relied upon by investors as a basis for predicting the Company's results for any future period.

GROSS MARGINS

          Gross margins were at 81.1% and 84.2% of net revenues in the quarters ended December 31, 1996 and 1995, respectively, and 79.5% and 83.9% for the nine months ended December 31, 1996 and 1995, respectively. The lower margins in the three and nine months ended December 31, 1996 were due primarily to higher costs associated with the OEC consulting business and relatively flat worldwide revenues in the quarter, which resulted in the fixed components of cost of revenues being spread across a lower revenue base.

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

SELLING, GENERAL AND ADMINISTRATIVE

          Selling, general and administrative expenses were $34.0 million and $33.7 million for the quarters ended December 31, 1996 and 1995, and were 92.5% and 61.1% of net revenues for such periods, respectively. Included in the results for the quarter ended December 31, 1996 is $3.4 million of non-recurring costs associated with certain employment agreements. Although selling, general and administrative expenses remained relatively flat on a dollar basis year over year, these costs as a percentage of revenues increased substantially due to the decline in U.S. net revenues.

          Although certain selling, general and administrative expenses can be managed or controlled on a medium term basis, a substantial portion of such expenses are essentially fixed on a quarter to quarter basis. As a result, when the Company suffers adverse effects to its net revenues or margins because of delays in new product introductions, price competition or other competitive factors, in the short term the Company generally is unable to take actions to substantially reduce expenses. As previously stated, the Company announced on October 16, 1996 a worldwide restructuring to align these costs with expected future revenues. This resulted in a $1.9 million savings in selling, general and administrative costs in the quarter ended December 31, 1996 before adding the $3.4 million in non-recurring employment costs as stated above.

          The Company incurs substantial expenses in connection with the introduction of new products and generally a significant portion of such costs are incurred prior to the release of the new products. As a result, in addition to the general risks associated with the ultimate success of the Company's new products, results for any quarter may be materially and adversely affected to the extent significant expenses are incurred, but significant revenues from the new product are not recognized until the following quarter. In the quarter ended December 31, 1996 the Company incurred significant promotional costs related to the upcoming launch of C++ Builder.

          Furthermore, based on the results of the October 16, 1996 restructuring and the results of the quarter ended December 31, 1996, the Company believes it will be necessary to implement an additional worldwide restructuring and realignment during the March 31, 1997 quarter.

RESEARCH AND DEVELOPMENT

          Research and development expenses were $14.0 million and $11.6 million in the quarters ended December 31, 1996 and 1995, and were 38.2% and 21.0% of net revenues for such periods, respectively. The increase in research and development expenses is principally due to efforts associated with the development of future Internet/intranet-specific tools such as C++Builder,
                                                               ----------
Delphi 3.0 and a visual development tool for Java, named JBuilder.
----------                                               --------

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

RESTRUCTURINGS AND MERGER RELATED COSTS

          During the quarter ended December 31, 1996, the Company recorded a $11.9 million restructuring and OEC merger charge. Of this, approximately $3.0 million related to the October 16, 1996 restructuring (see note 4), and approximately $8.9 million related to the merger with OEC (see note 3).

          Of the $11.9 million restructuring and merger costs, $2.6 million is related to severance costs associated with the reduction in work force, $.7 million to the termination of certain lease agreements, $1.3 million related to the write off of excess property, equipment and other current assets, $3.2 million related to the write off of certain contractual obligations, $4.1 million representing the aggregate professional and other fees related to the merger and restructuring. Of the $11.9 million of combined restructuring and merger related costs $1.3 million relates to the non-cash reduction of assets, $4.8 million was related to cash paid prior to December 31, 1996, and $5.8 million is a current liability at December 31, 1996.

          Furthermore, based on the results of the October 16, 1996 restructuring and the December 31, 1996 quarter ended operating results, the Company believes it will be necessary to implement an additional worldwide restructuring and realignment during the quarter ended March 31, 1997.

          During the quarter ended September 30, 1996 the Company had remaining on its books total liabilities of $5.9 million related to prior fiscal year restructurings.

          Subsequent to March 31, 1996, there have been no changes to the Company's estimate of the total cost of restructurings occurring prior to the fiscal period beginning April 1, 1997. During the three and nine months ended December 31, 1996, the restructuring reserves decreased by $.2 million and $1.6 million, respectively, primarily due to cash payments related to noncancellable rent costs of excess facilities. There were no non-cash charges during the quarter.

INTEREST INCOME, NET AND OTHER

          Interest income, net and other was $1.0 million for both the three months ended December 31, 1996 and 1995, and represented 2.7% and 1.8% of net revenues for such periods, respectively. For the nine months ended December 31, 1996, interest income, net and other was $4.6 million and $2.7 million and
represented 4.0% and 1.6% of net revenues, respectively.   The increase is
primarily due to an increase in interest income of $1.4 million in the second quarter of fiscal 1997 related to a tax settlement with the U.S. Internal Revenue Service.

INCOME TAXES

          Income tax expense for the quarter ended December 31, 1996 was approximately $.3 million. Such tax expense results principally from non-U.S. withholding taxes, which are assessed without regard to the profitability of the applicable operation.

          For the nine months ended December 31, 1996 the Company recorded an income tax provision of approximately $.2 million, which is comprised of an income tax benefit of approximately $.6 million for Borland and an income tax provision of approximately $.8 million for OEC. The provision also reflects a federal income tax refund of approximately $2.1 million resulting from a settlement reached with the U.S. Internal Revenue Service. The settlement resolved differences regarding certain disputed deductions related to the tax years ending in 1986 -1991 for its former subsidiary Ashton Tate Corporation. Excluding the settlement benefit, the Company would have incurred an income tax expense of approximately $2.3 million for the nine months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

          Cash, cash equivalents and short-term investments were $74.0 million at December 31, 1996 a decrease of $33.5 million from a balance of $107.5 million at March 31, 1996. Working capital decreased from $82.6 million as of March 31, 1996 to $27.3 million as of December 31, 1996, primarily due to the Company's operating losses.

          Net cash used by the Company for operating activities in the nine months ended December 31, 1996 was $33.8 million and was primarily comprised of the Company's net loss of $65.5 million offset by a $23.5 million reduction in the accounts receivable balance related to significant cash collections. Additionally, $10.7 million was used to pay down accounts payable, accrued expenses and short-term restructuring that originated in the quarter ended March 31, 1996, when spending levels were generally higher than in the subsequent quarter. Net cash provided by investing activities of $23.0 million consisted principally of $22.6 million from the net maturity of short-term investments, less $3.4 million of equipment purchases. Financing activities provided net cash of $.9 million, primarily from exercises of employee stock options.

          The Company believes that its existing cash balances and funds expected to be provided by operations will be sufficient to finance its working capital requirements at least through the next twelve months.


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

          On December 6, 1996 and December 19, 1996, two lawsuits were filed against the Company's subsidiary, OEC, and certain former officers and directors of OEC, alleging violations of federal securities laws prior to the Company's acquisition of OEC. The two lawsuits, ZEID VS. OPEN ENVIRONMENT CORP., ET AL. and S & S ASSOCIATES VS. OPEN ENVIRONMENT CORP., ET AL. were both filed in the United States District Court for the District of Massachusetts. The lawsuits purport to be class actions brought on behalf of purchasers of OEC common stock from April 13, 1995 through October 10, 1996. The Company's OEC subsidiary intends to defend these cases vigorously.

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

ITEM 5.   OTHER INFORMATION

          On November 8, 1996, Philippe Kahn resigned from the Board of
Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               Exhibit 27 - Financial Data Schedule

          (b)  REPORTS ON FORM 8-K

               Reports on Form 8-K filed with the Securities and Exchange Commission during the three months ended December 31, 1996.

               On October 24, 1996, the Company filed a Report on Form 8-K reporting under Item 5 thereof, the Company's third quarter restructuring and the additional Paradox license rights granted to Corel Corporation.

               On December 3, 1996, the Company filed a Report on Form 8-K reporting under item 2 the completion of its acquisition of OEC and under
     Item 5 that the Company entered into a thirty-month employment agreement with Delbert W. Yocam pursuant to which the Company will employ Mr. Yocam as its Chairman of the Board and Chief Executive Officer. On January 31, 1997 such report was amended to provide pro forma unaudited combined financial statements.

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



                                         BORLAND INTERNATIONAL, INC.
                                         ---------------------------
                                               (Registrant)


Date: February 14, 1997

                                         /s/ PAUL W. EMERY II
                                         -----------------------------
                                         PAUL W. EMERY II
                                         Vice President and
                                         Chief Financial Officer