Form 10-K405
period 1997-03-31
BORLAND INTERNATIONAL INC /DE/
filed 1997-06-30
CIK 853273

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ________________

         X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        ----
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended MARCH 31, 1997 or

             Transition Report Pursuant to Section 13 or 15(d) of the
        ----
                        Securities Exchange Act of 1934

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

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 30, 1997 was $252,244,437

  The number of shares of the Registrant's common stock outstanding as of May 30, 1997 was 37,023,989.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Definitive proxy statement to be filed with the Securities and Exchange Commission relating to the Company's 1997 Annual Meeting of Stockholders (Part III of Form 10-K).

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ----

                                     PART I


  This Annual Report on Form 10-K and the documents incorporated herein by
  ------------------------------------------------------------------------
reference contain forward-looking statements that have been made pursuant to the
--------------------------------------------------------------------------------
provisions of the Private Securities Litigation Reform Act of 1995.  Such
-------------------------------------------------------------------------
forward-looking statements are based on current expectations, estimates and
---------------------------------------------------------------------------
projections about Borland's industry, management's beliefs, and certain
-----------------------------------------------------------------------
assumptions made by Borland's management.  Words such as "anticipates",
-----------------------------------------------------------------------
"expects", "intends", "plans", "believes", "seeks", "estimates", variations of
------------------------------------------------------------------------------
such words and similar expressions are intended to identify such forward-looking
--------------------------------------------------------------------------------
statements.  These statements are not guarantees of future performance and are
------------------------------------------------------------------------------
subject to certain risks, uncertainties and assumptions that are difficult to
-----------------------------------------------------------------------------
predict; therefore, actual results may differ materially from those expressed or
--------------------------------------------------------------------------------
forecasted in any such forward-looking statements.  Such risks and uncertainties
--------------------------------------------------------------------------------
include those set forth herein under "Investment Considerations" and "Business,
-----------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations and Trends and Uncertainties" set forth in pages 2 through 24 as well
--------------------------------------------------------------------------------
as those noted in the documents incorporated herein by reference. Unless
------------------------------------------------------------------------
required by law, the Company undertakes no obligation to update publicly any
----------------------------------------------------------------------------
forward-looking statements, whether as a result of new information, future
--------------------------------------------------------------------------
events or otherwise. However, readers should carefully review the risk factors
------------------------------------------------------------------------------
set forth in other reports or documents the Company files from time to time with
--------------------------------------------------------------------------------
the Securities and Exchange Commission, particularly the Quarterly Reports on
-----------------------------------------------------------------------------
Form 10-Q and any Current Reports on Form 8-K.
----------------------------------------------

ITEM 1. BUSINESS

  Borland International, Inc. (the "Company" or "Borland") develops, markets and supports software development tools, intelligent middleware, database management systems, and application management systems for business enterprises and independent software developers. The Company has several product lines and additional complementary products and services that are designed to meet the needs of software developers and business enterprises developing and using software in desktop, local area network ("LAN"), client/server and Internet/intranet environments.

  The Company is organized around its major products, a family of interoperable development tools, that include versions for desktop users, professional developers and large business enterprises.

  Borland's business strategy centers around its Golden Gate product strategy, which was announced in the second quarter of fiscal year 1997. Golden Gate is a strategy that encompasses all of the Company's products with the objective of providing customers with an integrated line of development tools that span from the desktop to the enterprise and provide a bridge between the Microsoft and Sun/Netscape Internet standards. The strategy is designed to allow software developers to scale applications for both centralized and decentralized information technology ("IT") departments and to integrate legacy computing systems, new computing systems and emerging Internet/intranet technologies.

  The Company markets and distributes its products worldwide primarily through independent distributors, dealers, value-added resellers ("VARs") and independent software vendors ("ISVs"). The Company also markets and sells to corporations, governments, educational institutions and end-user customers through direct sales and through the Internet.

  During fiscal year 1997, the Company took steps to reduce costs and improve its competitiveness and business processes. These actions included the recruitment of a new chairman of the board and chief executive officer and a new executive management team, reduction of the number of employees and implementation of new marketing, sales and support programs. These restructuring actions were made with the objective of bringing operations and operating expenses in line with fiscal year 1997 revenue and revenue forecast for 1998.

PRODUCTS

  The Company develops, markets and supports computer software, primarily programming and database management tools for building small and large scale business software system. The Company's family of interoperable tools allow software developers to create software applications for single desktop computers, larger networked client/server database systems, corporate intranets, the Internet and enterprise-wide computing environments.

  The Company's product offerings can be divided into four categories:
Programming Tools, Internet/intranet Products, Intelligent Middleware and Databases.


PROGRAMMING TOOLS

  The Company's Windows programming tools include Borland C++, Borland
                                                  --------------------
C++Builder and Delphi. These tools are based on programming languages that
---------------------
enable developers to write software applications that can be read and executed by a computer running Microsoft Corporation's ("Microsoft") Windows 3.1, Windows 95 or Windows NT operating systems. The Company's language tools are known for their high performance, ease-of-use and reliability of generated code. These products are primarily designed for professional software developers.

  Borland C++ and  Borland C++Builder  are the Company's software development
  -----------      -----------------
tools and compilers in the C and C++ computer languages. C is a programming language often used by professional programmers to write operating systems, systems software and software application programs. C++ is an enhanced version of the C language that has object-oriented extensions. The newest addition to the product line is Borland C++Builder. This product provides software
                    ------------------
developers with the power of the C++ programming language combined with the ease-of-use of the rapid application development ("RAD") environment which was pioneered by Borland's Delphi product described below.
                       ------
  Borland's Delphi product is a high-performance rapid application software
            ------
development tool based on the Pascal computer language. The Delphi product
                                                            ------
combines visual productivity tools and a high-performance compiler so that software developers can build high-speed desktop and advance database systems in less time than would be possible with conventional programming tools. There are four separate versions of Delphi each of which is designed for a separate
                          ------
market. Of these, the Delphi Client/Server Suite is an advanced developer tool
                      --------------------------
for building large-scale, high-performance enterprise applications that can access relational database management system ("RDBMS") servers. The Delphi
                                                                    ------
product line also includes a client/server edition for the IBM AS/400 hardware platform.

INTERNET/INTRANET PRODUCTS

  The Company has developed new products that facilitate software development for the emerging Internet and intranet environments. IntraBuilder is a rapid
                                                     ------------
application development tool set based on the popular JavaScript language. It enables software developers to rapidly create and deploy interactive, data-driven Webserver applications.

  The Company is also developing a visual software development tool set for the Java computer language which was developed by Sun Microsystems for Web-based computing. The product, called JBuilder is expected to provide a rapid
                               --------------------
application development tool set for high-performance Java-based development.

INTELLIGENT MIDDLEWARE

  Through the acquisition of Open Environment Corporation ("OEC") in fiscal year 1997, the Company added Entera and OLEnterprise to its family of development
                        ------     ------------
tools. These products are described in the computer software industry as intelligent middleware. These products are designed to allow software developers to build, manage and deploy large-scale and robust client/server applications in a multi-tier computing environment. Entera provides an enterprise operating environment for
                       ------
building flexible integrated information systems. All of the Company's tools, such as Delphi and Borland C++, can be combined with the Entera middleware
        ------     -----------                           ------
technology to deliver scaleable multi-tier applications for business enterprises. This provides customers with a reliable software development environment that spans from desktop and two-tier client/server computing environments to multi-tier, enterprise-wide and Internet/intranet computing environments. OLEnterprise is designed to provide stability and reliability in a
              ------------
distributed, computing multi-tier computing environment so that integral business systems will operate continuously without failing or crashing.

DATABASES

  The Company's database management tool, Visual dBASE, is based on the dBASE
                                          ------------
programming language. This product enables users to create, save, retrieve and manipulate databases, as well as to create both standard and customized reports. The latest version of Visual dBASE includes a set of utilities that allows dBASE
                      ------------
developers to create interactive database applications for the Internet and corporate intranets.

  At the beginning of fiscal year 1998 the InterBase product line was
                                           ---------
transferred to a wholly owned subsidiary of the Company, which was organized to market and sell the InterBase product line. InterBase is a relational database
                    ---------               ---------
management system that operates on personal computers, minicomputers and workstations. InterBase provides unique solutions for creating new software
              ---------
applications or converting existing software applications to take advantage of expanding Internet/intranet technology.

PRODUCT DEVELOPMENT

  The Company is known for consistently providing high-quality and innovative software tools for customers seeking greater productivity. The Company's research and development programs are designed to develop new products and improve existing products so as to maintain and improve the Company's competitive position in the software development and application management tools business. The Company's research and development efforts also support its Golden Gate strategy which is designed to provide software tools that bridge between client/server and Internet/intranet architectures, decentralized and centralized IT departments and that provide interoperability between competing technology standards. In addition to internal development, the Company from time to time acquires new products and enhancements through acquisitions or licensing from third parties.

  The Company believes that its ability to develop innovative and successful products depends in large part upon successfully executing product planning strategies and research and development activities and upon its ability to attract, hire and retain highly qualified engineers. During fiscal years 1997, 1996 and 1995, the Company incurred $55.2 million, $50.7 million and $63.8 million, respectively, in research and development costs and expenses.

   Although the Company believes that its product planning strategy and development processes will result in the successful development of technology innovations in the future, due to the inherent uncertainties of software development, there can be no assurance that the Company will be successful, or that if successful, such innovations will result in successful products or increased revenues or profits.


MARKETING AND DISTRIBUTION

  The Company's products are sold to a broad customer base, which includes businesses, educational institutions, government bodies and individual software developers. The Company distributes its products domestically and internationally, primarily through distributors, dealers, ISVs and VARs. The Company also sells through a direct sales force and through the Internet. Because the Company generally ships products upon receipt of orders, backlog is neither significant nor an important measure of revenue for any future period.

  The Company offers a number of marketing programs to assist its distributors, retailers and resellers in their sales efforts. These programs include corporate marketing and advertising and special sales incentives to retailers. In addition, the Company permits its distributors to balance their inventories by periodically returning contractually limited amounts of products in exchange for other products of the Company. The Company includes an estimate for returns in its return reserves for the amount of product which may be exchanged in accordance with this policy.

  The Company is investing in communicating with its customers by electronic means, and the Company has established a presence on the Internet through its Web-site, Borland Online. Through Borland Online customers may access
          --------------           --------------
information regarding the Company's products, download trial versions of certain products and participate in online discussion forums.


PRODUCT SUPPORT

  The Company offers free installation support to the purchasers of its products, including access to the technical support personnel through a special telephone support line and through national electronic bulletin board services. End-users also receive further support and information from the Company and dealers through their local end-user groups. Support requirements have increased in recent years as product offerings have become more complicated. The Company has sought to address increasing support requirements in numerous ways, including making its products easier to install and offering multiple kinds of support programs, including paid-for support programs.


INTERNATIONAL SALES AND OPERATIONS

  International net revenues (including exports from the U.S.) accounted for approximately 62%, 51% and 45% of net revenues in fiscal years 1997, 1996 and 1995, respectively.

  The Company believes that its international diversification not only increases revenues but also provides stability to its business and reduces the impact on the Company of adverse economic changes in any single country. The Company's international business is subject to risks customarily encountered in foreign operations, including fluctuations in monetary exchange rates, import and export controls and the economic, political, tax and regulatory laws and policies of foreign governments. Furthermore, the Company can provide no assurance that its diversification strategy will be successful.

COMPETITION

  The Company is in an extremely competitive industry which has been subject to continual and rapid change. Certain of the Company's competitors have substantially greater financial, management, marketing and technical resources than the Company. In particular, Microsoft is a major competitor in development tools and applications programs. Other competitors include Computer Associates Internation, Inc., Forte, Oracle, Sybase and Symantec.

  Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge in the future. There can be no assurance that the Company will be able to compete successfully against current and future competition, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

  The Company believes that the principal competitive factors in its industry are technology, distribution and market capability, pricing, product performance (including scalability and interoperability) and customer support. To remain competitive, the Company must continually introduce new technologically advanced products and update of existing products. As a result of rapid and continual advances in the technology and the marketplace there can be no assurance that the Company will be able to deliver such products and updates.


MANUFACTURING

  The Company out-sources its manufacturing support, primarily to a third-party-vendor. The Company's products are principally sold in CD ROM format together with user manuals. The Company believes that there are adequate supplies of and sources for the raw materials for its products and that there are multiple sources available for CD replication and printing of manuals.

  The Company has final quality control tests performed on its products which the Company believes effectively accomplish its product quality assurance goals. There can be no assurance that the Company's quality control efforts will always be completely successful.


PATENTS, COPYRIGHT AND TRADEMARKS

  The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect its proprietary technology. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may copy aspects of the Company's products or obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights in the United States or abroad will be adequate.

  Although there are no pending material lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights, there can be no assurance that infringement claims will not be asserted by third parties in the future. If any such claims are asserted, there can be no assurance that the Company will be able to obtain licenses of the intellectual property rights in question on reasonable terms. The Company's involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and proprietary information may have a material adverse effect on the Company. Adverse determinations in any litigation may subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and prevent the Company from manufacturing and selling its products. Any of these situations can have a material adverse effect on the Company's business, results of operations or financial condition.


EMPLOYEES

  As of May 31, 1997, the Company employed approximately 800 employees.

  The Company believes that its success is highly dependent upon its ability to recruit, retain and motivate qualified employees. The Company is subject to regular, intense and at times extraordinary competition for such employees and has taken actions that it has determined to be necessary or appropriate to attract and retain such employees in light of such competition and recruiting efforts. There can be no assurance, however, that the Company will continue to be successful in doing so in the future.

  None of the Company's U.S. employees are represented by a labor union. Employees of certain of the Company's subsidiaries may be represented by worker's councils or other similar organizations as required by local regulations. The Company believes that its relations with its employees are good.

  Continuing Operating Losses. The Company experienced substantial operating losses for each of the four quarters in fiscal 1997 and a net loss of $108 million for the year. The Company also experienced operating losses for the four fiscal years ended March 31, 1995. Among other matters, the Company's ability to regain profitability will be substantially dependent upon its ability to successfully complete and introduce new products, to successfully implement restructuring and cost control measures adopted during the quarter ended March 31, 1997 and to stem the loss of management and other key personnel. There can be no assurance that the Company will be able to successfully accomplish the foregoing or to regain profitability in future periods.

  Restructurings. In response to the significant losses from operations, the Company implemented restructurings and realignments of its operations in October 1996 and February 1997. These restructurings resulted in significant reductions in workforce and other ongoing costs. Given the extent of the restructurings which the Company has undertaken, there can be no assurance that the remaining resources are sufficient for the Company to return to revenue growth or profitability, nor can there be any assurance that the Company will realize the cost savings which the restructurings have been designed to produce.

  Changes in Management and Key Personnel. During fiscal 1997, certain management and other key personnel were hired away by competitors who offered very substantial signing bonuses and compensation packages that would have been very difficult for the Company to match. There can be no assurance that the Company will not be subject to further losses of management and other key personnel. In addition, the Company has had and may continue to be required to substantially increase the compensation, stock options or other benefits offered to employees in order to attract and retain management and other key personnel. The loss of management and other key personnel, and the delays which may be experienced in recruiting new management and other personnel as well as the additional costs which may be incurred in retaining or attracting new personnel, may have a material adverse affect on the Company, its product launches and its operating results.

  Significant Fluctuations in Quarterly Operating Results and Seasonally. The Company's quarterly operating results have varied significantly in the past and the Company expects that such results are likely to vary significantly from time to time in the future. Such variations result from, among other matters, the following: the size and timing of significant orders and their fulfillment; demand for the Company's products; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; changes in pricing policies by the Company or its competitors; changes in the level of operating expenses; changes in the Company's sales incentive plans; budgeting cycles of its customers; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product life cycles; product defects and other product quality problems; personnel changes; seasonal trends and general domestic and international economic and political conditions. Operating results can also be adversely impacted by deferrals of customer orders in light of customer uncertainty regarding the Company's short- and long-term prospects. As an increasing percentage of the Company's revenues are from client/server products, the Company expects that an increasing percentage of its revenues will be from large orders. The timing of such orders and their fulfillment may cause material fluctuations in the Company's operating results, particularly on a quarterly basis. In addition, the Company intends to continue to expand its domestic and international direct sales force. The timing of such expansion and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results.

  Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for client/server application development software is rapidly evolving, and the Company's sales cycle for client/server products, from initial evaluation to purchase and the provision of support services, is lengthy and varies substantially from customer to customer. Because the Company normally ships products within a short time after it receives an order, it typically does not have any material backlog. As a result, to achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward the end of a quarter, the Company generally recognizes a substantial portion of its revenues at the end of a quarter. As the Company's expense levels are based in significant part on the Company's expectations as to future revenues and are therefore relatively fixed in the short term, if revenue levels fall below expectations, net income is likely to be disproportionately adversely affected. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

  Dependence Upon Key Personnel; Need to Hire Additional Personnel. The success of the Company depends in large part upon the ability of the Company to recruit and retain qualified employees, particularly highly skilled engineers. The competition for such personnel is intense and the Company has recently lost management and other key personnel. There can be no assurance that the Company will be successful in retaining or recruiting key personnel. Any failure by the Company to expand or retain its engineering and other key personnel would materially adversely affect the Company's business, operating results and financial condition.

  New Business Areas. The Company's revised strategy is to focus on software developers and the growth of the client/server and Internet market. The Company's relatively recent entry into this market is subject to a number of risks, including among others, the Company's inexperience in this market; that the market itself is new and evolving; that the Company must make choices regarding the operating systems, database management systems and server software to focus upon; and, that there are several very large and well-entrenched businesses as well as a number of smaller very successful companies already competing in this market. There can be no assurances that the sales of these client/server, multi-tier products will meet the Company's expectations, due to various factors, including the ongoing transition of and investment in resources for this segment by the Company, the Company's credibility in this arena, and a competitive environment in which many of the Company's competitors have greater financial resources that may be leveraged to gain market share.

  Anticipated Decline in Revenue from Desktop Database Products. Most of the Company's revenues to date have been attributable to its desktop products. Revenues derived from desktop products accounted for approximately 58% and 73%, of total revenues for the Company in fiscal 1997 and 1996, respectively. Revenues derived from the sale of these products, particularly the Company's desktop database products, have declined over the last three fiscal years. The decline in revenues has been due to a number of factors, including, among others, the success of product "suites" offered by competitors which have had an adverse impact on the sale of individual products; the sale by the Company of its Quattro Pro and Paradox product lines; and continued competitive pricing pressures that have resulted in lower average sales prices for desktop products. While the Company expects such decline to continue, revenues from the sales of such products currently continue to represent an important portion of the Company's revenues. Although the Company is continuing to invest in the development, sales, marketing and support of such products on a limited basis, there can be no assurance that revenues from such products will not decline faster than expected. If revenues from such products decline materially or at a more rapid rate than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected.

  New Product Introductions. The Company's future sales will depend substantially on its ability to continue to successfully design and market new products and upgrades of current products for existing and new personal computer platforms and operating environments. There can be no assurances that sales of such new products and versions will meet the Company's expectations, due to various factors. For example, the Company may introduce certain of such products later to market than expected or later to market than competitors' introductions, or competitors may introduce competitive products at lower prices. In addition, the acceptance of the Company's new products, the acceptance of the Windows 95/NT operating systems, the Internet as a new computing paradigm and the Java programming language, may adversely affect such sales.

  From time to time the Company makes announcements to its customers with respect to the time frames within which the Company expects to ship new products. For example, the Company has announced its goal to introduce a Java development tool, named J-Builder in the second half of the 1997 calendar year. Such announcements are for the purpose of providing its customers with a general idea of the expected availability of products for planning purposes based only upon estimates and are not a prediction by the Company of the exact availability of such products. In the past, certain of the Company's products shipped later, and in some cases substantially later, than the time frame within which the Company originally anticipated that the products would be available. Due to the inherent uncertainties of software development, it is likely that such situations will occur from time to time in the future as well. Moreover, the loss of key employees may increase the risk of delays in product availability from time frames originally anticipated. Consequently, announcements regarding the Company's expectations of when products may ship should not be considered a prediction by the Company that the products will ship in any particular fiscal quarter or otherwise be relied upon by investors as a basis for predicting the Company's results for any future period. Delays in the shipment of such products and product enhancements will have a material adverse impact on the Company. Without the introduction of such new products and product enhancements, the Company's products may become technologically obsolete, and as a result the Company's revenues could be materially adversely affected. There can be no assurance that future development and marketing efforts by the Company will be successful.

  Extreme Volatility of Stock Price. Like the stock of other high technology companies, the market price of the Company Common Stock has been and may continue to be extremely volatile. During the past three fiscal years, the market price of the Company's Common Stock has ranged from a high of $21.25 to a low of $6.06. Factors such as quarterly fluctuations in the Company's results of operations, the announcement of technological innovations or the introduction of new products by the Company or its competitors, and general conditions in the computer hardware and software industries may have a significant impact on the market price of the Company's Common Stock.

  Extremely Competitive Industry. The software industry is extremely competitive. The Company competes with a large number of other companies, including Microsoft Corporation ("Microsoft"), Computer Associates International, Inc., Oracle Corporation, Sybase Corporation and Symantec. Certain of its competitors have substantially greater financial, management, marketing and technical resources than the Company. In recent months competitors have utilized their greater resources to provide substantial signing bonuses and other inducements to lure away the Company management and other key personnel. In addition, Microsoft is the developer of the Windows operating environments. To the extent that the Company is unable to obtain information regarding existing and future operating systems from the developer of such systems, the release of the Company's products for such systems may be delayed. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any one of which could materially adversely affect the Company's business, operating results and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors may emerge, or alliances among current and new competitors may be formed, that may rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of its products and related services, which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competition, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

  Evolving Market. In light of the changing market in which the Company competes, it is uncertain whether the Company's historical product life cycle will continue. The Company has, in the past, experienced declining sales of certain of its products in anticipation of the release of new products. Furthermore, the Company cannot determine whether the increasing price competition in the industry, the timing of competitors' product releases or other factors will have an adverse effect upon the product upgrade revenue that has historically been a significant component of the Company's revenue. Finally, a greater portion of the Company's revenues are being derived from client/server sales that are characterized by long sales cycles and increased transaction values. As a result, such revenues may be subject to increased variability over time.

  Risks Associated with International Operations and Sales. Revenues derived from international operations accounted for approximately 62%, 51% and 45% of total revenues for the Company in fiscal 1997, 1996 and 1995, respectively. There are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results and financial condition. In addition, the Company's subsidiaries in Europe and Japan operate in local currencies, and their results are translated monthly into US dollars. If the value of the US dollar increases relative to foreign currencies, the Company's results of operations could be materially adversely affected.

  Anti-takeover Provisions. the Company's Stockholders' Rights Plan and certain provisions of the Company's Certificate of Incorporation may discourage or prevent certain types of transactions involving an actual or potential change in control of the Company, including transactions in which the stockholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. In addition, the Company Board of Directors has the authority to fix the rights and preferences of and issue shares of Preferred Stock without action by the stockholders, which may have the effect of delaying or preventing a change in control of the Company.

  Software Defects and Liability Claims. Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Although the Company has not experienced any material adverse effects resulting from any such defects or errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, defects and errors will not be found in current versions, new versions or enhancements after commencement of commercial shipments, resulting in the loss of revenues, delay in market acceptance or unexpected re-programming costs, which could have a material adverse effect upon the Company's business, operating results and financial condition.

  The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

ITEM 2. PROPERTIES

  The Company's executive offices and primary research and development facilities are located at 100 Borland Way, Scotts Valley, California, and comprise approximately 495,000 square feet of space, approximately half of which is currently being utilized by the Company. The remainder is available for lease. The executive offices were constructed in 1993 and are owned by the Company. The Company owns additional office space located at 1700 and 1800 Green Hills Road, Scott Valley, California, and these facilities are leased principally to third parties and are currently listed for sale. Such facilities comprise approximately 135,000 square feet of space and were constructed in 1988. The Company leases office space in other cities in the United States as well as locations in Europe, Canada and the Pacific Rim.

ITEM 3. LEGAL PROCEEDINGS

  The Company is subject to a lawsuit, Kaplan et al v. Kahn et al, originally
                                       --------------------------
brought in the United States District Court for the Northern District of California in January, 1993. This lawsuit alleges certain securities law violations by the Company and certain of its officers and directors. The lawsuit, as amended, purports to represent a class of investors who purchased or otherwise acquired the Company's Common Stock between March 5, 1991 and December 9, 1992. The Company is also subject to a second suit. On February 28, 1995, the Company and certain of its officers and directors were named as defendants in a lawsuit, Crook et al v. Kahn et al filed in the U. S. District Court for the
         -------------------------
Northern District of California. The complaint alleges certain violations of the federal securities laws and purports to be brought as a class action on behalf of all persons other than the defendants, who purchased or otherwise acquired the Common Stock of the Company between June 6, 1994 and October 19, 1994. As of February 29, 1996 the parties had entered into a stipulation to settle both these matters. This stipulation was then submitted to the Court for approval and monies were deposited in escrow to fund the settlement. The Company recorded a charge in the full amount of the settlement to be paid by the Company. On May 29, 1997, the Court entered an order declining to approve the present plan of allocation proposed by counsel for the class representatives, but that order now has been vacated in order that the parties may submit additional material in support of the plan for distributing the settlement proceeds. Another hearing on the plan has been scheduled for August 1, 1997. At this time, there can be no assurance whether the plan will be approved, either in present or a modified form, and the Court has established a schedule for completion of discovery and a pretrial conference in March 1998. If not settled and litigated, in the event of an adverse decision, such decision could have a material adverse effect on the Company's financial condition and results of operations.

  On January 16, 1996, in the case of Lotus Development Corp. v. Borland
                                      ----------------------------------
International, Inc., the U.S. Supreme Court affirmed the judgment of the U.S.
-------------------
Court of Appeals for the First Circuit that Borland did not infringe the copyright of Lotus's spreadsheet product, Lotus 1-2-3. The Company has initiated proceedings in the U.S. District Court in Massachusetts for a determination of what attorneys fees, if any, Borland may recover. On February 26, 1997, the U.S. District Court in Massachusetts denied Borland's request for attorneys fees but indicated the Court might award certain costs to Borland. The Company plans to appeal the U.S. District Court's denial of attorneys fees.

  On December 6, 1996 and December 19, 1996, two lawsuits were filed against the Company's subsidiary, Open Environment Corporation, and certain former officers and directors of Open Environment Corporation, alleging violations of federal securities laws prior to the Company's acquisition of Open Environment Corporation. The two lawsuits, Zeid vs. Open Environment Corp., et. al. and S &
                                ----------------------------------------     ---
S Associates vs. Open Environment Corp., et. al.  were both filed in the United
-----------------------------------------------
States District Court for the District of Massachusetts. The lawsuits purport to be class actions brought on behalf of purchasers of OEC common stock from April 13, 1995 through October 10, 1996. The Company's OEC subsidiary intends to defend these cases vigorously.

  On May 7, 1997, the Company filed a lawsuit against Microsoft Corporation in the Superior Court of California, County of Santa Clara. The suit alleges that Microsoft has engaged in unfair competition in violation of California and common law through, among other things, the concerted targeting and hiring of numerous Borland employees. The Company seeks an injunction against Microsoft's unlawful targeting, recruiting and hiring as well as damages, fees and costs. On June 6, 1997 Microsoft removed the case to U.S. District Court for the Northern District of California, but otherwise, Microsoft has not formally responded to the complaint.

  In addition, the Company is involved in various other legal actions arising in the normal course of business. The Company believes that the probability is remote that the financial consequence of judgments, if any, arising from any of the above actions would have a materially adverse impact on its financial condition or results of operations. However, due to the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and the Company may choose to make payments, or enter into other arrangements, to settle such actions or may be required to pay damages or other expenses. Such an outcome in certain of these matters could have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders of the Company during the last quarter of fiscal year 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Information on the Company's stock prices is detailed in the table entitled "Selected Quarterly Data" located within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

  The Company's Common Stock has been traded on the over-the-counter market and the NASDAQ National Market since December, 1989. As of April 30, 1997 there were approximately 2,781 stockholders of record of the Company's Common Stock and 37,023,989 shares outstanding. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. During fiscal year 1997 the Company terminated its listing on the London Stock Exchange to reduce administrative costs in light of limited volume. In addition, the Company has applied to be delisted from the Pacific Stock Exchange for the same reasons.

  The Company paid no dividends during fiscal years 1997, 1996 and 1995. The Company intends to retain future earnings for use in its business and therefore does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data are derived from the Company's consolidated financial statements. Historical results should not be taken as necessarily indicative of the results that may be expected for any future period. This data should be read in conjunction with the consolidated financial statements and related notes, which are included herein.


                                                                                      YEAR ENDED MARCH 31,
                                                           -------------------------------------------------------------------------
                                                              1997           1996/(a)/    1995/(a)/      1994/(a)/        1993/(b)/
                                                           ----------       ----------   ----------     -----------       ---------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net revenues....................................            $ 151,376        $245,087    $ 272,185         $406,682       $468,100
Cost of revenues................................               29,450          38,157       59,739          113,270        124,940
                                                            ---------        --------    ---------         --------       --------
Gross profit....................................              121,926         206,930      212,446          293,412        343,160
Selling, general and administrative.............              143,289         141,744      207,942          267,722        290,860
Research and development........................               55,173          50,714       63,836           67,332         72,941
Restructuring and merger related charges........               18,944             679       63,070           14,042         25,000
Other non-recurring charges.....................               17,100              --           --               --             --
Write-down of real estate held for sale.........                   --              --           --            8,234             --
                                                            ---------        --------    ---------         --------       --------

Total operating expenses........................              234,506         193,137      334,848          357,330        388,801
                                                            ---------        --------    ---------         --------       --------
Operating income (loss).........................             (112,580)         13,793     (122,402)         (63,918)       (45,641)
Interest income, net and other..................                5,137           4,221        3,562            1,910          3,822
Gain on sale of Quattro Pro.....................                   --              --      109,927               --             --
                                                            ---------        --------    ---------         --------       --------
Income (loss) before income taxes...............             (107,443)         18,014       (8,913)         (62,008)       (41,819)
Income tax provision (benefit)..................                  517           3,295        2,914            7,061          8,546
                                                            ---------        --------    ---------         --------       --------
Net income (loss)...............................            $(107,960)       $ 14,719    $ (11,827)        $(69,069)      $(50,365)
                                                            =========        ========    =========         ========       ========
Net income (loss) per common
 and common equivalent share....................            $   (2.96)       $    .40    $    (.37)        $  (2.23)      $  (1.92)
                                                            =========        ========    =========         ========       ========

Weighted average number of common and
 common equivalent shares outstanding...........               36,512          37,167       32,228           31,042         26,266

                                                              1997           1996           1995           1994           1993
                                                         -------------  -------------  ------------  ---------------  -------------
                                                                                      (IN THOUSANDS)
SELECTED CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments
                                                             $ 54,360        $107,836     $ 70,597         $ 68,612       $ 75,117
Working capital (deficit)........................              (1,289)         86,628        4,652          (42,116)        45,063
Total assets.....................................             192,702         292,234      254,472          302,392        342,841
Total long term obligations......................              22,508          14,583       21,101           19,943         23,271
Stockholders' equity.............................              89,876         200,295      121,483          121,346        188,467


--------------------------------
/(a)/ Results for the years ended and balances at March 31, 1996, 1995, 1994 and 1993 are restated to reflect the acquisition of OEC which was accounted for as a pooling of interests.

/(b)/ OEC began operations in 1992 as a division of CTG, there were no shares of capital stock outstanding in their fiscal year ended December 31, 1992, which is combined with Borland's fiscal year ended March 31, 1993 for pooling of interest purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. Such factors and risks include, but are not limited to, risk that are inherent in software development and specific risks relating to the competitive environment in which the Company operates. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all such risks before making an investment decision with respect to the Company's stock. In particular, investors should refer to the Investment Considerations set forth in Item 1 of the Company's Annual Report on Form 10-K.

  The following tables set forth certain data derived from the Consolidated Statements of Operations expressed as a percentage of net revenues for each of the fiscal years ended March 31, 1997, 1996 and 1995:

                                                YEAR ENDED MARCH 31,
                                          -------------------------------
                                             1997       1996      1995
                                          ---------  ---------  ---------
Percentage of net revenues:
        Net revenues....................     100.0%     100.0%     100.0%
        Cost of revenues................      19.5       15.6       21.9
                                            ------      -----      -----
        Gross margin....................      80.5       84.4       78.1
        Selling, general and
         administrative.................      94.7       57.8       76.4
        Research and development........      36.4       20.7       23.5
        Restructuring and merger
         related charges................      12.5        0.3       23.2
        Other non-recurring charges.....      11.3         --         --
                                            ------      -----      -----
                Total operating expenses     154.9       78.8      123.1
                                            ------      -----      -----
        Operating income (loss).........     (74.4)       5.6      (45.0)
        Interest income, net and other..       3.4        1.8        1.3
        Gain on sale of Quattro Pro.....        --         --       40.4
                                            ------      -----      -----
        Income (loss) before income
         taxes..........................     (71.0)       7.4       (3.3)
        Income tax provision............       0.3        1.4        1.0
                                            ------      -----      -----
                Net income (loss).......    (71.3)%       6.0%     (4.3)%
                                            ======      =====      =====

Percentage of net revenues:
     United States......................     38%        49%        55%
     Non-US (includes US export sales)..     62         51         45
                                         ------      -----      -----
                                            100%       100%       100%
                                         ======      =====      =====



OVERVIEW

  Fiscal year 1997 was a challenging year for the Company. The Company implemented worldwide restructurings, acquired Open Environment Corporation ("OEC") and put in place a plan for releasing new products and upgrades on a periodic basis. In addition, the Company took steps to reduce costs and improve its competitiveness and business processes. These actions included the recruitment of a new chairman of the board and chief executive officer and a new executive management team, reduction of the number of employees and the implementation of new marketing, sales and support programs. The Company believes these restructuring actions were necessary to bring operations and operating expenses in line with fiscal year 1997 revenue and revenue forecast for 1998.

OPEN ENVIRONMENT CORPORATION MERGER

  On November 18, 1996, the Company completed the acquisition of OEC. Borland issued 4,975,000 shares of its common stock, or approximately 16% of the total number of shares of Borland Common Stock outstanding as of that date in exchange for all the outstanding common stock of OEC. In addition, Borland assumed options for the purchase of approximately 1,190,000 shares of OEC Common Stock, which were converted to options to purchase approximately 786,000 shares of Borland Common Stock upon completion of the merger.

  The merger was accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements have been restated for all periods presented. The Company reports its financial results on a March 31 fiscal year end basis, whereas OEC reported its financial results on a calendar year basis. For purposes of pooling of interests accounting, the balance sheet of the Company as of March 31, 1996 has been combined with that of OEC as of December 31, 1995. The statements of operations of the Company for the years ended March 31, 1996 and 1995 have been combined with those of OEC for the years ended December 31, 1995 and 1994, respectively.

  OEC's statement of operations for the three months ended March 31, 1996 have not been combined with any of the Company's statements of operations. Instead, OEC's net income for that period has been credited to retained earnings. (See
Note 3 to the Consolidated Financial Statements).


NET REVENUES

  The Company, develops, markets and supports software development tools, intelligent middleware database management systems, and application management systems for business enterprises and independent software developers. The Company has several product lines and additional complementary products and services that are designed to meet the needs of software developers and business enterprises developing and using software in desktop, local area network ("LAN"), client/server and Internet/Intranet environments.

  The Company distributes its products domestically and internationally through independent distributors, dealers, ISVs and VARs and also by direct marketing and sales to corporations, government bodies, educational institutions and end-user customers. The Company offers certain return privileges to some of its customers and also offers its distributors certain limited product exchange privileges and rebates. The Company recognizes revenue upon shipment; and allowances for estimated future returns, exchanges and rebates are recorded as a reduction of revenue at that time.

  Net revenues were $151.4 million, $245.1 million and $272.2 million in fiscal years 1997, 1996 and 1995, respectively. Included in net revenues for fiscal years 1997, 1996 and 1995 are revenues of $8.2 million, $29.9 million and $18.1 million respectively, related to OEC. Exclusive of such OEC revenues, revenues declined by $72.0 million from fiscal years 1996 to 1997. The decline in net revenues was primarily related to a decline in desktop product revenue principally caused by extremely competitive pricing and reduced market share. Net revenue from the desktop products in fiscal year 1997 declined $82.0 million or 46%, as compared to fiscal year 1996. This decline in revenues during fiscal year 1997 was partially offset by an increase in client/server products.

  In the fourth quarter of 1997 the percentage of revenues associated with all of the Company's desktop products constituted only 57.5% of all of the Company's revenue as compared with 72.9% (81.7% excluding OEC), in the same period of the prior year. In contrast, the Company's revenues from the sale of client/server products increased to 42.2% (26.3% excluding OEC) in the fourth quarter of fiscal year 1997, as compared with 26.4% (17.5% excluding OEC), in the same period of the prior fiscal year. If the Company continues to experience declines in sales of its desktop products beyond those levels already experienced, which are not offset by sales of other products, the Company's operating results and financial condition would be materially and adversely affected.

  Net revenues for fiscal 1996 and 1995, include $7.9 million and $27.1 million, respectively, related to the sale of licenses of Paradox for Windows to Novell, Inc. Exclusive of such license revenue in fiscal years 1996 and 1995, fiscal year 1996 revenue declined from fiscal year 1995 by $7.9 million. Such revenues declined for several reasons. These include an increasingly competitive marketplace, including offerings by competitors of product suites at lower prices, and declines in revenues from DOS product versions.

  The Company's non-U.S. revenues represented approximately 59%, 45% and 43% of total net revenues in fiscal years 1997, 1996 and 1995, respectively. The increase in the percentage of non-U.S. revenues in fiscal years 1997 and 1996 was caused by aggressive pricing in the U.S. retail channel, the timing of releases of foreign language versions of products and the slower decline in revenues from desktop database products in non-U.S. markets. In addition in fiscal year 1995, the Company recorded as part of U.S. revenues a large non-recurring license fee from Novell, Inc. Fluctuations in currency exchange rates did not have a material impact on total net revenues or operating results in fiscal years 1997, 1996 or 1995. However, there can be no assurance that fluctuations in currency exchange rates will not have a material impact on the Company's future net revenues, operating results, or financial condition.

Disposition of Products
-----------------------

  In June, 1994, the Company sold its Quattro Pro product line to Novell, Inc. for $145 million in cash. The terms of the agreement also entitled Novell to certain licensing rights to distribute up to one million copies of the Company's Paradox for Windows database product over a three year period in a suite of products also containing Quattro Pro for Windows and WordPerfect for Windows. Of the $145 million, $110 million was attributed to the sale of the Quattro Pro product line and $35 million to the Paradox licenses. In fiscal year 1997, the Company granted a license to Corel Corporation. Pursuant to these rights, Corel has rights to market and enhance the products; however, the Company retains limited distribution rights until October, 1997.

  In fiscal year 1995, the Company reported revenue of $27.1 million related to the Paradox licenses and a net non-operating gain of $109.9 million related to the sale of Quattro Pro, which reflected the costs and expenses of disposing of the Quattro Pro product line, the net book value of assets sold to Novell and the operating profit of the Quattro Pro product line for the first fiscal quarter. As a result of the Company's significant tax loss carry-forwards and other tax benefits, the Company did not incur a significant tax expense related to this gain. Following the closing of this transaction, the Company no longer had revenues related to sales of the Quattro Pro and Borland Office products. Combined Quattro Pro and Borland Office revenues were $101.6 million and $87.3 million for the fiscal years 1994 and 1993, respectively. Such revenues were 25.8% and 18.8% of fiscal years 1994 and 1993 revenues, respectively. During fiscal year 1994, the cost of revenues and operating expenses directly attributable to Quattro Pro and Borland Office were $44.7 million and $29.2 million, respectively, which costs have not continued subsequent to the disposition of the product line. The proforma net revenues and related operating loss of the Company for the year ended March 31, 1994, after giving effect to the Novell transaction as if it had been consummated at April 1, 1993, were $291.9 million and $92.8 million, respectively.

  The Company acquired ReportSmith, Inc. in May 1994 in exchange for approximately 1.8 million shares of the Company's common stock and options. Under the terms of the agreement, the former holders of ReportSmith stock had the right to demand payment in cash for their stock, which election was made. During the fiscal years ended March 31, 1996 and 1995, the Company paid out cash of approximately $0.8 million and $16.0 million, respectively, to redeem such shares. This acquisition was accounted for under the purchase method of accounting. In connection with this transaction and based on an appraisal, the Company recorded a write-off of $16.2 million at the time of the acquisition, related to the estimated value of acquired research and development in process.


Inflation
---------

  Inflation has not had a significant impact on the Company's revenues or operations.



GROSS MARGINS

  Gross margins were 80.5%, 84.4% and 78.1% in fiscal years 1997, 1996 and 1995, respectively. Included in fiscal year 1996 is deferred license revenue of $7.9 million associated with the Paradox licenses sold to Novell in fiscal year 1995. Without this revenue, gross margins for fiscal year 1996 would have been 83.9%. Gross margins in fiscal year 1997 were negatively impacted by lower revenues, resulting from lower volumes and lower selling prices. This also resulted in certain fixed costs being spread across lower revenues, as well as by charges related to the write-off of excess inventory. Favorable gross margins are dependent upon the

Company's ability to successfully manage its outsourcing arrangements and its ability to sustain a higher percentage of revenues from products with relatively higher margins.

  Gross margins in fiscal year 1996 benefited from a cost reduction achieved as a result of the outsourcing of the Company's manufacturing operations which commenced in April, 1995. In addition, gross margins for the fiscal year 1996 were favorably affected as a higher percentage of revenues were generated from products with relatively higher margins. Specifically, the increased business from site licenses and OEM arrangements contributed to this favorable product mix.

  Gross margins in fiscal year 1995 were favorably impacted by the $27.1 million of license revenue from the Paradox licenses sold to Novell. Excluding the effect of this sale, gross margins for fiscal year 1995 would have been 75.6%. Fiscal year 1995 gross margins were negatively impacted by lower revenues.

  Amortization of acquired technology rights and capitalized software development costs was $0.5 million, $0.9 million, and $2.3 million in fiscal years 1997, 1996 and 1995, respectively.


SELLING, GENERAL AND ADMINISTRATIVE

  Selling, general and administrative expenses were $143.3 million, $141.7 million and $207.9 million in fiscal years 1997, 1996 and 1995, respectively. Such expenses were 94.7%, 57.8% and 76.4% of revenues in years fiscal 1997, 1996 and 1995, respectively.

  Selling, general and administrative ("SG&A") expenses increased in fiscal year 1997 from fiscal year 1996 in the areas of marketing, employee costs, facilities and outside services. These increases primarily resulted from the acquisition of OEC in November, 1996. Excluding the costs associated with OEC, the fiscal year 1997 selling, general and administrative costs were $133.4 million, or 88.1% of revenue excluding revenue associated with OEC. Exclusive of OEC, SG&A expenses as a percentage of revenue in fiscal year 1997 increased due to the costs associated with recruiting new employees and costs associated with retention and motivation of existing employees. (See Item 11. Executive Compensation and Note 10 to the Consolidated Financial Statements).

  Selling, general and administrative expenses decreased in fiscal year 1996 from fiscal year 1995 in the areas of marketing, employee costs, facilities and outside services. These reductions primarily resulted from the restructuring which occurred in January, 1995 in order to reduce the Company's cost structure.

  Although certain selling, general and administrative expenses can be managed or controlled on a short-term basis, a substantial portion of such expenses are essentially fixed on a quarter to quarter basis. As a result, when the Company suffers adverse impacts on its net revenues or margins because of delays in new product introductions, price competition or other competitive factors, the Company generally is unable to take actions in the short term to substantially reduce expenses. As part of its efforts to attract and retain key employees, the Company has adopted certain special bonus and other severance retention programs. Such programs may have the effect of increasing the Company's selling, general and administrative expenses.



RESEARCH AND DEVELOPMENT

  Research and development expenses for fiscal years 1997, 1996 and 1995 were $55.2 million, $50.7 million, and $63.8 million, respectively. Such expenses were 36.4%, 20.7% and 23.5% of revenues in fiscal years 1997, 1996 and 1995, respectively. This investment in research and development in fiscal year 1997 resulted in the release of a new product of Borland C++ Builder for Windows
                                            -------------------
95/NT, and new versions of Delphi for Windows 95/NT, Intrabuilder for Windows
                           ------                    ------------
95/NT and InterBase.  Substantial amounts were also invested in developing
          ---------
JBuilder, a new product which is scheduled to be released late this fiscal year. The increase in research and development expenses from the prior year reflects the efforts to increase product lines while continuing to release new versions of existing products.

  The Company incurs substantial development expenses in connection with the introductions of a new product and generally significant portions of such costs are incurred before the release of the new product. As a result, in addition to the general risks associated with the ultimate success of the Company's new products, results for any quarter may be materially and adversely affected to the extent significant expenses are incurred to develop a new product, but significant revenues from the new product are not recognized until later quarters.

  The Company has historically offered technical support to the purchasers of its products. Support requirements continue to increase as product offerings increase in sophistication, the Company's client/server business increases and the client/server market expands to more sophisticated users and developers. Such markets require an overall higher level of technical support expertise, which could translate into a higher levels of personnel costs. However, the combination of increasing support requirements and lower gross margins for the Company's support products may have a material adverse effect on the Company's operating results and financial condition. As part of its efforts to attract and retain key employees, the Company has adopted certain special bonus and other severance retention programs. Such programs may have the effect of increasing the Company's selling, general and administrative expenses.

  In addition, the Company has had and may continue to be required to substantially increase the compensation, stock options or other benefits offered to employees in order to attract and retain management and other key personnel. The loss of management and other key personnel, and the delays which may be experienced in recruiting new management and other personnel as well as the additional costs which may be incurred in retaining or attracting new personnel, may have a material adverse affect on the Company, its product launches and its operating results.


RESTRUCTURING, MERGER AND OTHER NON-RECURRING CHARGES

  During fiscal year 1997, the Company recorded restructuring and merger related charges totaling $18.9 million. OEC recorded a revision for restructuring charges of $1.1 million in the quarter ended June 30, 1996. Charges included write-off of inventory, prepaid royalties and facilities related to discontinued education centers, and severance. In response to significant losses from operations in the three and six months ended September 30, 1996, the Company implemented a world-wide restructuring and realignment of its corporate structure during October 1996, which resulted in a 15% reduction in workforce. In connection with this restructuring, the Company recorded a $3.0 million restructuring charge in the quarter ended December 31, 1996 primarily for severance costs and lease terminations.

  Based on the results of the October 1996 restructuring and the results of the quarter ended December 31, 1996, the Company implemented an additional worldwide restructuring and realignment and recorded the related charge of $6.5 million during the quarter ended March 31, 1997. The fourth quarter restructuring plan involved significant reductions in operational expenses as well as the implementation of new programs aimed at increasing the Company's revenues. The restructuring included measures to achieve a reduction in employees and contractors of approximately 300 personnel worldwide, or a reduction of approximately 30 percent. The Company also implemented new marketing and support programs to replace programs no longer integral to Borland's core business or strategic focus.

  The Company recorded in the quarter ended December 31, 1996 a $3.0 million restructuring charge of which $2.0 million was related to severance costs associated with the reduction in the worldwide workforce, $.4 million to the termination of certain lease agreements and $.1 million to the write off of certain fixed assets $.5 million to other costs associated with the restructuring.

  Pursuant to the merger with OEC (see Note 3 to the Consolidated Financial Statements ) the Company incurred merger related costs of $8.9 million. The charge for merger related costs included in the Consolidated Statements of Operations (see Note 6 to the Consolidated Financial Statements) consists principally of severance costs, write-offs of certain assets and professional fees.

  During fiscal year 1995, the Company recorded restructuring charges of $50 million. The restructuring charges were incurred for the world wide reduction of the workforce by approximately 40%, the centralization of certain marketing and development activities to improve efficiency, the outsource of manufacturing operations in the U.S. and in Europe and the write-down of facilities and certain purchased technology costs. In addition, several international operations were closed, sales efforts in those areas are now conducted through authorized distributors.

  During the fourth quarter of fiscal year ended March 31, 1997 the Company incurred non-recurring charges of $17.1 million relating to professional fees and settlement costs.

INCOME TAXES

  On a consolidated basis, the Company generated a pre-tax loss of approximately $107.4 million in fiscal year 1997, a pre-tax profit of approximately $18.0 million in fiscal year 1996 and a pre-tax loss of approximately $8.9 million in fiscal year 1995. Income tax expense was approximately $0.5 million, $3.3 million and $2.9 million in fiscal years 1997, 1996 and 1995, respectively.

  For U.S. federal income tax purposes, the Company has net operating loss carryforwards of approximately $177 million at March 31, 1997. There are also available U.S. federal tax credit carryforwards of approximately $22 million. These loss and credit carryforwards expire between 1998 and 2012, if not utilized. The Company also has an Alternative Minimum Tax (AMT) credit carryforwards of approximately $2 million, which does not expire. Additionally, the Company has approximately $34 million of net operating loss carryforwards in various foreign jurisdictions. Certain of these loss carryforwards will expire beginning in 1998, if not utilized.

  At March 31, 1997, the Company had a net deferred tax asset of approximately $136 million. This asset is comprised of the tax effect of the above described loss and credit carryforwards, plus the tax effect of future reversing temporary differences. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance has been provided. Deferred tax assets and related valuation allowances of approximately $37 million relate to certain U.S. operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

  During the year ended March 31, 1997 the Company recorded an income tax benefit of approximately $2.1 million resulting from a settlement reached with the U.S. Internal Revenue Service ("IRS"). The settlement resolved differences regarding certain disputed deductions related to the years ending in 1986-1991 for its former subsidiary Ashton-Tate Corporation. Without the settlement benefit, the Company would have incurred an income tax expense of approximately $2.6 million.

  During the year, the Company successfully appealed a foreign tax assessment of approximately $18 million including interest. The Company originally was successful in abating the assessment; yet, the foreign tax authority had appealed the decision of the court. The above appeal has now definitively abated the assessment.

  At March 31, 1997 the Company had unresolved deficiency notices or proposed adjustments from IRS and various state governments for additional taxes and interest of approximately $5 million. The Company is protesting these assessments or adjustments with the appellate divisions of the respective tax authorities. The Company believes that the ultimate outcome of the above assessment will not have a material adverse impact on the Company's financial position or results of operations.


LITIGATION

  The Company is subject to a lawsuit, Kaplan et al v. Kahn et al, originally
                                       --------------------------
brought in the United States District Court for the Northern District of California in January, 1993. This lawsuit alleges certain securities law violations by the Company and certain of its officers and directors. The lawsuit, as amended, purports to represent a class of investors who purchased or otherwise acquired the Company's Common Stock between March 5, 1991 and December 9, 1992. The Company is also subject to a second suit. On February 28, 1995, the Company and certain of its officers and directors were named as defendants in a lawsuit, Crook et al v. Kahn et al filed in the U. S. District Court for the
         -------------------------
Northern District of California. The complaint alleges certain violations of the federal securities laws and purports to be brought as a class action on behalf of all persons other than the defendants, who purchased or otherwise acquired the Common Stock of the Company between June 6, 1994 and October 19, 1994. As of February 29, 1996 the parties had entered into a stipulation to settle both these matters. This stipulation was then submitted to the Court for approval and monies were deposited in escrow to fund the settlement. The Company recorded a charge in the full amount of the settlement to be paid by the Company. On May 29, 1997, the Court entered an order declining to approve the present plan of allocation proposed by counsel for the class representatives, but that order now has been vacated in order that the parties may submit additional material in support of the plan for distributing the settlement proceeds. Another hearing on the plan has been scheduled for August 1, 1997. At this time, there can be no assurance whether the plan will be approved, either in present or a modified form, and the Court has established a schedule for completion of discovery and a pretrial conference in March 1998. If not settled and litigated, in the event of an adverse decision, such decision could have a material adverse effect on the Company's financial condition and results of operations.

  On January 16, 1996, in the case of Lotus Development Corp. v. Borland
                                      ----------------------------------
International, Inc., the U.S. Supreme Court affirmed the judgment of the U.S.
-------------------
Court of Appeals for the First Circuit that Borland did not infringe the copyright of Lotus's spreadsheet product, Lotus 1-2-3. The Company has initiated proceedings in the U.S. District Court in Massachusetts for a determination of what attorneys fees, if any, Borland may recover. On February 26, 1997, the U.S. District Court in Massachusetts denied Borland's request for attorneys fees but indicated the Court might award certain costs to Borland. The Company plans to appeal the U.S. District Court's denial of attorneys fees.

  On December 6, 1996 and December 19, 1996, two lawsuits were filed against the Company's subsidiary, Open Environment Corporation, and certain former officers and directors of Open Environment Corporation, alleging violations of federal securities laws prior to the Company's acquisition of Open Environment Corporation. The two lawsuits, Zeid vs. Open Environment Corp., et. al. and S &
                                ----------------------------------------     ---
S Associates vs. Open Environment Corp., et. al.  were both filed in the United
-----------------------------------------------
States District Court for the District of Massachusetts. The lawsuits purport to be class actions brought on behalf of purchasers of OEC common stock from April 13, 1995 through October 10, 1996. The Company's OEC subsidiary intends to defend these cases vigorously.

  On May 7, 1997, the Company filed a lawsuit against Microsoft Corporation in the Superior Court of California, County of Santa Clara. The suit alleges that Microsoft has engaged in unfair competition in violation of California and common law through, among other things, the concerted targeting and hiring of numerous Borland employees. The Company seeks an injunction against Microsoft's unlawful targeting, recruiting and hiring as well as damages, fees and costs. On June 6, 1997 Microsoft removed the case to U.S. District Court for the Northern District of California, but otherwise, Microsoft has not formally responded to the complaint.

  In addition, the Company is involved in various other legal actions arising in the normal course of business. The Company believes that the probability is remote that the financial consequence of judgments, if any, arising from any of the above actions would have a materially adverse impact on its financial condition or results of operations. However, due to the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and the Company may choose to make payments, or enter into other arrangements, to settle such actions or may be required to pay damages or other expenses. Such an outcome in certain of these matters could have a material adverse effect on the Company's financial condition or results of operations.

  The computer software industry has been subject to a substantial amount of intra-industry litigation in recent years regarding, among other matters, the extent of patent, copyright and intellectual property protection available for software products. Such actions can require the expenditure of substantial management time and financial resources and can adversely affect the financial performance of the companies involved. There can be no assurance that the Company will not be a party to other such litigation in the future.


LIQUIDITY AND CAPITAL RESOURCES

  Cash, cash equivalents and short-term investments were $54.4 million at March 31, 1997, a decrease of $53.4 million from a balance of $107.8 million as of March 31, 1996. Working capital decreased from $86.6 million as of March 31, 1996 to $(1.3) million as of March 31, 1997.

  Net cash used by the Company for operating activities during fiscal year 1997 was $56.2 million. The primary use of cash was to fund ongoing operations. However, the Company incurred substantial cash expenditures related to the two restructurings. Net cash paid for severance and facilities costs associated with restructurings, approximated $10.8 million. In addition, the Company paid approximately $12 million related to bonus and retention plans. (See Note 10 to the Consolidated Financial Statements).

  Net cash provided by investing activities of $21.9 million consisted primarily of $4.9 million of acquisitions of property and equipment which was offset by $4.6 million provided by the sale of fixed assets and real estate held for sale and a decrease in short-term investments of $22.4 million. Cash provided by financing activities, resulting primarily from the exercises of employee stock options, provided net cash of $3.6 million.

  Included in the Company's cash flows for the fiscal year 1997 is $1.5 million, which represents the net cash provided by OEC for the three months ended March 31, 1996.

  Currency fluctuations have had an insignificant impact on the Company's cash flow during fiscal year 1997. The Company cannot predict the impact such fluctuations might have on its future cash flows and there can be no assurance that foreign exchange rates will not have a material impact on future cash flows.

  The Company expects to raise additional equity during fiscal 1997 in order to improve its working capital position; nonetheless, in the absence of such financing, the Company believes that its existing cash balances and funds expected to be provided by operations will be sufficient to finance its working capital requirements at least through fiscal year 1998.


RECENT EVENTS

  On June 30, 1997, the Company completed a private placement of 495 shares of convertible preferred stock for approximately $25 million, net of issuance costs. The non-dividend paying convertible preferred stock is convertible into common shares of the Company. Each preferred share is accompanied by a warrant to purchase 400 shares of the Company's common stock. The conversion price for the convertible preferred stock and the warrant exercise price is based on the market value of the Company's common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129") and Statement of Financial Accounting Standards
128, "Earnings per Share" ("SFAS 128"). SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS 129 is effective for financial statements for the periods ending after December 15, 1997. The Company will adopt SFAS 129 in the year ending March 31, 1998, and has not yet determined the effect of the adoption.

  SFAS 128 simplifies the standards for computing earnings per share (EPS) previously found in APB No. 15, "Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the financial statements for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB Opinion No. 15. SFAS 128 is effective for the Company's fiscal quarter ending December 31, 1997. The following table represents unaudited, pro forma disclosures of basic and diluted EPS in accordance with SFAS 128 assuming the standard was adopted during all periods presented below:


                            Year Ended March 31,
                                                               1997               1996                   1995
                                                            ----------         ----------             ----------

Net income (loss) per common share - as reported            $(2.96)             $  0.40                $( 0.37)

Basic net income (loss) per common share - pro forma        $(2.96)             $  0.43                $( 0.37)

Diluted net income (loss) per common share - pro forma      $(2.96)             $  0.40                $( 0.37)



SELECTED QUARTERLY DATA

                                                                                THREE MONTHS ENDED
                                          -----------------------------------------------------------------------------------------
                                           MAR. 31     DEC. 31     SEPT. 30     JUNE 30    MAR. 31     DEC. 31  SEPT. 30   JUNE 30
                                            1997        1996         1996        1996       1996        1995      1995       1995
                                          ---------   ----------   ---------   ---------   --------   --------- ---------  ---------

                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, PERCENTAGES AND STOCK PRICES)
Net revenues............................ $  37,168     $ 36,756    $ 39,306    $ 38,146     $70,462     $55,261  $59,126    $60,238
Cost of revenues........................     6,032        6,961       7,559       8,898       9,983       8,729   10,008      9,437
Gross profit............................    31,136       29,795      31,747      29,248      60,479      46,532   49,118     50,801
Selling, general and administrative.....    37,493       33,986      32,575      39,235      38,457      33,746   33,392     36,149
Research and development................    13,276       14,038      14,679      13,180      15,493      11,611   12,424     11,186
Restructuring and merger related charges     5,976       11,885          --       1,083          --         679       --         --
Other non-recurring
  charges...............................     17,100           --          --          --         --          --       --         --
                                          ---------     --------    --------    --------    -------     -------  -------    -------
Operating income (loss).................    (42,709)     (30,114)    (15,507)    (24,250)     6,529         496    3,302      3,466
Net income (loss).......................  $ (42,470)    $(29,371)   $(14,310)   $(21,809)   $ 6,957     $ 1,116  $ 3,492    $ 3,154
                                          =========     ========    ========    ========    =======     =======  =======    =======
Net income (loss) per common and
 common equivalent share................  $   (1.15)    $  (0.81)   $  (0.40)   $  (0.60)   $  0.18     $  0.03  $  0.09    $  0.10
                                          =========     ========    ========    ========    =======     =======  =======    =======
Weighted average number of common
 and common equivalent shares out-
 standing...............................     37,006      36,429       36,319      36,268     38,294      38,717   37,162     33,572
Percentage of net revenues:
 Gross profit...........................     83.8  %       81.1 %      80.8 %      76.7 %      85.8%      84. 2%   83.1%       84.3%

 Operating income (loss)................   (114.9) %      (81.9)%     (39.5)%     (63.6)%       9.3%        0.9%    5.6%        5.8%

 Net income (loss)......................   (114.3) %      (79.9)%     (36.4)%     (57.2)%       9.9%        2.0%    5.9%        5.2%

Stock prices:
 High...................................  $    8.56     $   8.44    $   9.25    $  20.00    $ 21.25     $ 20.63 $ 17.25     $ 14.38
 Low....................................       5.69         4.75        6.38        9.13      13.38       12.50   10.13        7.75


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated by reference to the sections of the Company's proxy statement for the 1997 Annual Meeting of Stockholders entitled "Election of Directors" and "Management".

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated by reference to the sections of the Company's proxy statement for the 1997 Annual Meeting of Stockholders entitled "Compensation of Executive Officers" and "Compensation of Directors".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated by reference to the sections of the Company's proxy statement for the 1997 Annual Meeting of Stockholders entitled "Security Ownership of Management and Principal Stockholders".


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated by reference to the sections of the Company's proxy statement for the 1997 Annual Meeting of Stockholders entitled "Certain Transactions".

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

       1. Consolidated Financial Statements

          Report of Independent Accountants for Borland International, Inc.

          Report of Independent Auditors for Open Environment Corporation

          Report of Chartered Accountants for Jarrah Technologies Pty. Limited

          Consolidated Balance Sheets at March 31, 1997 and 1996

          Consolidated Statements of Operations for fiscal years ended March 31, 1997, 1996 and 1995

          Consolidated Statements of Stockholders' Equity for the three years ended March 31, 1997

          Consolidated Statements of Cash Flows for fiscal years ended March 31, 1997, 1996 and 1995

          Notes to Consolidated Financial Statements

       2. Consolidated Financial Statement Schedule

          Schedule II--Valuation and Qualifying Accounts

  All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. EXHIBITS


 EXHIBIT NUMBER                           DESCRIPTION
----------------   ---------------------------------------------------
    2.30(9)        Agreement and Plan of Merger among Borland
                   International, Inc., Aspen Acquisition Corporation and Open Environment Corporation dated May 11,
                   1996.

    3.1(1)         Restated Certificate of Incorporation of the
                   Registrant

    3.2(9)         Amended By-Laws of the Registrant

    4.1(9) Restated Certificate of Incorporation and Bylaws of the Registrant are filed as Exhibits 3.1 and 3.2, respectively

    4.2(3) Rights Agreement dated as of December 23, 1991 between Borland International, Inc. and
                   Manufacturers Hanover Trust Company of California

   10.1(4) Loan commitment secured by a mortgage entered into with Sanwa Bank California, Wells Fargo Bank, and Pacific Trust Fund Company dated September 17, 1987 and amendment thereto dated April 27, 1988

   10.2(5)         Form of Indemnity Agreement

   10.3(6)         1990 Employee Stock Purchase Plan

   10.4(2)         Non-Employee Directors' Stock Option Plan

   10.5(7)         1992 Stock Option Plan

   10.6(8)         1993 Stock Option Plan

   10.7            Employment Agreement with Delbert W. Yocam as amended

   11.1            Computation of Earnings (Loss) Per Share

   22.1            Active Subsidiaries of Registrant

   23.1            Consent of Price Waterhouse LLP, Independent
                   Accountants

   23.2            Consent of Ernst & Young LLP, Independent
                   Auditors

   23.3            Consent of Chartered Accountants for Jarrah Technologies
                   Limited.

   24.1            Powers of Attorney

   27.1            Financial Data Schedule

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

(9) Previously filed on Form 8 and incorporated herein by reference.

  A copy of any exhibit will be furnished (at a reasonable cost) to any stockholder of the Company upon receipt of a written request. Such request should be sent to Borland International, Inc. 100 Borland Way, Scotts Valley, CA 95066-3249, Attn: Secretary.

  (b) Reports on Form 8-K

  The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 1997.

SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF SCOTTS VALLEY, CALIFORNIA, ON THE 23RD DAY OF JUNE, 1997.


                                        Borland International, Inc.
                                               (Registrant)


                                        By        /s/     KATHLEEN M. FISHER
                                           ----------------------------------
                                                        Kathleen M. Fisher,
                                                     Chief Financial Officer
                                                    Vice President of Finance


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AS INDICATED ON THE 30TH DAY OF JUNE 1997.


         SIGNATURE                                      TITLE
---------------------------    ------------------------------------------------


/s/   DELBERT W. YOCAM         Chairman, President and Chief Executive Officer
---------------------------
      DELBERT W. YOCAM

            *                  Director
---------------------------
      HARRY SAAL

            *                  Director
---------------------------
      GEORGE HARA

            *                  Director
---------------------------
      DAVID HELLER

            *                  Director
---------------------------
      STEPHEN LEWIS

            *                  Director
---------------------------
      WILLIAM MILLER




                                         /s/ HOBART McK. BIRMINGHAM
                         *By-------------------------------------------
                                              (HOBART McK. BIRMINGHAM,
                                                      Attorney in Fact)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        FOR BORLAND INTERNATIONAL, INC.

To the Board of Directors and Stockholders of Borland International, Inc.

  In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 14(a)1 and 2 on page 26 present fairly, in all material respects, the financial position of Borland International, Inc. and its subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Open Environment Corporation, a wholly-owned subsidiary, as of and for the two years ended December 31, 1995 which statements reflect total assets of $36,647,000 at December 31, 1995 and total revenues of $29,881,000 and $18,121,000 for the years ended December 31, 1995 and 1994, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Open Environment Corporation as of December 31, 1995 and for the years ended December 31, 1995 and 1994, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
San Jose, California
April 29, 1997, except for the first and fourth paragraphs of Note 12 which are as of May 29, 1997 and Note 14 which is as of June 30, 1997

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
                       FOR OPEN ENVIROMENT CORPORATION

The Board of Directors
Open Environment Corporation and subsidiaries

  We have audited the accompanying consolidated balance sheet of Open Environment Corporation and subsidiaries as of December 31, 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995 (not seperately presented herein). Our audits also included the financial statement schedule listed in the Index at Item 14(a). The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

  We did not audit the 1994 financial statements of Jarrah Technologies Pty. Limited, a wholly-owned subsidiary, which statements reflect total assets constituting 16% and total revenues constituting 25% of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Jarrah Technologies Pty. Limited for 1994, is based solely on the report of the other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts (including the conversion of the financial statements of Jarrah Technologies Pty. Limited to U.S. generally accepted accounting principles) and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Open Environment Corporation and subsidiaries at December 31, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                             /s/ Ernst & Young LLP


Boston, Massachusetts
March 27, 1996, except as to
the fourth paragraph of
Note 1, as to which the
date is October 4, 1996

                        REPORT OF CHARTERED ACCOUNTANTS
                      FOR JARRAH TECHNOLOGIES Pty. LIMITED

Report to the Board of Directors of Open Environment Corporation

Audit Scope

We have audited the financial statements of Jarrah Technologies Pty. Limited for the year ending December 31, 1994. These financial statements were the responsibility of the management of Jarrah Technologies Pty. Limited. Our responsibility was to express an opinion on these financial statements, which were prepared in accordance with Australian Accounting Standards, based on our audit.

We conducted our audit in accordance with Auditing Standards in Australia which do not differ in any significant respect from the General Standards and Standards of Field Work contained in the Generally Accepted Auditing Standards in the United States of America. We have not, and do not offer an opinion on compliance with United States reporting standards as they apply to adherence with generally accepted accounting principles in the United States.

Those auditing standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements, prepared in accordance with Australian Accounting Standards, were free from material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made by management.

Our audit scope included ensuring that the financial statements complied with Australian Accounting Standards. The Australian financial statements, which formed the basis of our audit opinion, were subsequently adjusted by Open Environment Corporation to comply with generally accepted accounting principles in the United States of America and included in the consolidated financial statements of Open Environment Corporation and subsidiaries which was reported on by Ernst & Young LLP.

Unqualified Audit Opinion

In our opinion the financial statements referred to above present fairly, and in all material respects, the state of affairs of Jarrah Technologies Pty. Limited at December 31, 1994 and the results of operations and cash flows for the year then ended.

William Buck & Co.
Chartered Accountants



NT Hatzistergos
Partner

Sydney, Australia
September 3, 1996

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                MARCH 31,
                                          --------------------
                                             1997       1996
                                          --------    --------
Current assets:
  Cash and cash equivalents.............  $  52,359   $  81,694
  Short-term investments................      2,001      26,142
  Accounts receivable, net of
   allowances of $16,118 and $22,730....     17,785      41,760
  Inventories...........................      1,047       1,599
  Other current assets..................      5,837      12,789
                                          ---------   ---------
     Total current assets...............     79,029     163,984
Property and equipment, net.............    106,563     117,826
Other non-current assets................      7,110      10,424
                                          ---------   ---------
     Total assets.......................  $ 192,702   $ 292,234
                                          =========   =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................  $  14,574   $  22,313
  Accrued expenses......................     37,724      21,710
  Short-term restructuring..............      4,740       2,684
  Income taxes payable..................      4,463       9,244
  Other current liabilities.............     18,817      21,405
                                          ---------   ---------
     Total current liabilities..........     80,318      77,356
Long-term debt and other................     22,508      14,583
                                          ---------   ---------
     Total liabilities..................    102,826      91,939
                                          ---------   ---------
Commitments and contingencies (Notes 7,
 9 and 12)
Stockholders' equity:
  Preferred stock; $.01 par value;
   1,000 shares authorized; none issued
   or outstanding .........................      --          --
  Common stock; $.01 par value; 100,000
   shares authorized; 37,119 and 36,481
   issued and 37,119 and 36,096
     outstanding........................        371         365
  Additional paid-in-capital............    309,800     309,805
  Accumulated deficit...................   (223,497)   (110,573)
  Less: treasury stock, none and 385
   common shares, at cost...............         --      (3,500)
  Cumulative translation adjustment.....      3,202       4,198
                                          ---------   ---------
     Total stockholders' equity.........     89,876     200,295
                                          ---------   ---------
     Total liabilities and                $ 192,702   $ 292,234
      stockholders' equity..............  =========   =========

                      The accompanying notes are an integral part of these consolidated financial statements.

                          BORLAND INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                YEAR ENDED MARCH 31,
                                          --------------------------------
                                             1997       1996       1995
                                          ----------  --------  ----------
Net revenues............................  $ 151,376   $245,087  $ 272,185
Cost of revenues........................     29,450     38,157     59,739
                                          ---------   --------  ---------
Gross profit............................    121,926    206,930    212,446
                                          ---------   --------  ---------
Selling, general and administrative.....    143,289    141,744    207,942
Research and development................     55,173     50,714     63,836
Restructuring and merger related
 charges................................     18,944        679     63,070
Other non-recurring charges.............     17,100         --         --
                                          ---------   --------  ---------
     Total operating expenses...........    234,506    193,137    334,848
                                          ---------   --------  ---------
Operating income (loss).................   (112,580)    13,793   (122,402)
Interest income, net and other..........      5,137      4,221      3,562
Gain on sale of Quattro Pro.............         --         --    109,927
                                          ---------   --------  ---------
Income (loss) before income taxes.......   (107,443)    18,014     (8,913)
Income tax provision....................        517      3,295      2,914
                                          ---------   --------  ---------
Net income (loss).......................  $(107,960)  $ 14,719  $ (11,827)
                                          =========   ========  =========
Net income (loss) per common and common
 equivalent share.......................  $   (2.96)  $   0.40  $   (0.37)
                                          =========   ========  =========
Weighted average number of common and
 common equivalent shares outstanding...     36,512     37,167     32,228
                                          =========   ========  =========

                      The accompanying notes are an integral part of these consolidated financial statements.

                          BORLAND INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                  COMMON STOCK                                                 TREASURY STOCK
                                -----------------                      NOTE                    --------------
                                NUMBER                ADDITIONAL    RECEIVABLE                 NUMBER          CUMULATIVE
                                 OF                    PAID-IN        FROM        ACCUMULATED    OF            TRANSLATION
                                SHARES     AMOUNT      CAPITAL     SHAREHOLDERS     DEFICIT    SHARES  AMOUNT  ADJUSTMENT   TOTAL
                                ------     ------    -----------   ------------   -----------  ------  ------  ----------  -------
Balance at March 31, 1994 as
 previously reported.........   26,854      $269      $239,500         $ --       $(114,123)    --     $    --  $(5,276)   $120,370
Pooling of interests with OEC
 (see Note 3)................    3,318        33           204          (77)            800     --          --       --         960
                                ------      ----      --------        -----       ---------   ----     -------   -------   --------
Balances at March 31, 1994, as
  restated...................   30,172       302       239,704          (77)       (113,323)    --          --   (5,276)    121,330
Restated employee stock
 options, employee stock
 purchase plan and other,
 net..........................     489         3         3,975           --              --     --          --       --       3,978
Repurchase of common stock....      --        --            --           --              --    385      (3,500)      --      (3,500)
Issuance of ReportSmith shares   1,681        17        16,372           --              --     --          --       --      16,389
Redemption of ReportSmith
 shares.......................  (1,602)      (16)      (15,963)          --              --     --          --       --     (15,979)
Translation adjustment........      --        --            --           --              --     --          --   10,996      10,996
Payment of notes receivable...      --        --            --           77              --     --          --       --          77
Net loss......................      --        --            --           --         (11,827)    --          --       --     (11,827)
                                ------      ----      --------     --------      ----------   ----     -------   ------    --------
Balance at March 31, 1995.....  30,740       306       244,088           --        (125,150)   385      (3,500)   5,720     121,464
Employee stock options,
 employee stock purchase
 plan and other, net..........   3,958        41        37,357           --              --     --          --       --      37,398
Issuance of common stock......   1,122        11        22,862           --              --     --          --       --      22,873
Redemption of ReportSmith
 shares.......................      81         1            27           --              --     --          --       --          28
Other.........................     580         6         5,471           --            (142)    --          --   (1,522)      3,813
Net income....................      --        --            --           --          14,719     --          --       --      14,719
                                ------      ----      --------     --------      ----------   ----     -------   ------     -------
Balance at March 31, 1996.....  36,481       365       309,805           --        (110,573)   385      (3,500)   4,198     200,295
Adjustment, to reflect the
 change in year end for OEC
 (see Note 3).................      --        --            --           --          (4,967)    --          --       --      (4,967)
Employee stock options,
 employee stock purchase
 plan and other, net..........     638         6            23           --              --     --          --       --          29
Other.........................      --        --           (28)          --               3   (385)      3,500     (996)      2,479
Net loss......................      --        --            --           --        (107,960)    --          --       --    (107,960)
                                ------      ----      --------     --------      ----------   ----     -------   ------    --------
Balance at March 31, 1997.....  37,119      $371      $309,800     $     --       $(223,497)    --     $    --   $3,202    $ 89,876
                                ======      ====      ========     ========       =========   ====     =======   ======    ========


 The accompanying notes are an integral part of these consolidated financial statements.

                          BORLAND INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                                YEAR ENDED MARCH 31,
                                          ---------------------------------
                                             1997       1996        1995
                                          ----------  ---------  ----------
Cash flows from operating activities:
  Net income (loss).....................  $(107,960)  $ 14,719   $ (11,827)
  Adjustments to reconcile net income
   (loss) to net cash used in operating
   activities:
     Depreciation and amortization......     12,054     17,918      25,461
     Non-cash restructuring costs and
      write-down of real estate held
       for sale.........................        883         --      20,849
     Write-off of purchased technology..         --        353      16,158
     Gain on sale of Quattro Pro........         --         --    (109,927)
  Changes in assets and liabilities:
     Accounts receivable................     19,540    (20,554)      8,290
     Inventories........................        551      3,794       3,758
     Other current assets...............      6,690     (4,463)      1,302
     Accounts payable, accrued expenses
      and short-term restructuring......      9,600   (27,475)    (23,925)
     Income taxes payable...............     (4,782)     2,115          73
     Other (primarily deferred revenue        7,185     (8,109)      5,986
      and long-term restructuring)......  ---------   --------   ---------
Cash used in operating activities.......    (56,239)   (21,702)    (63,802)
                                          ---------   --------   ---------
Cash flows from investing activities:
  Acquisition of property and
   equipment, net.......................     (4,935)    (5,795)     (8,583)
  Acquisition of product rights and
   additions to capitalized software....         --       (726)     (2,405)
  Sale of Quattro Pro to Novell.........         --         --     110,000
  Sale of fixed assets and real estate
   held for sale........................      4,603      5,041       7,200
  Investment in and advances to joint
   venture..............................       (137)      (737)       (536)
  Net change in short-term investments..     22,350    (24,437)       (133)
                                          ---------   --------   ---------
Cash provided by (used in) investing         21,881    (26,654)    105,543
 activities.............................  ---------   --------   ---------
Cash flows from financing activities:
  Proceeds from issuance of common
   stock, net...........................      3,239     60,550       3,980
  Proceeds from issuance of preferred
   stock, net...........................         --         --       5,854
  Redemption of common stock............         --       (789)    (19,478)
  Notes receivable from shareholders....         --         --          77
  Borrowings (repayment) of short term
   debt.................................        355      1,546     (30,000)
  Repayment of capital lease
   obligations and other debt activity..         (9)      (974)     (1,248)
Cash provided by (used in) financing      ---------   --------   ---------
 activities.............................      3,585     60,333     (40,815)
                                          ---------   --------   ---------
Effect of exchange rate changes on cash.        (34)      (169)      1,885
                                          ---------   --------   ---------
Net change in cash and cash equivalents.    (30,807)    11,808       2,811

Net cash adjustment to conform the year
 end of OEC (see Note 3)................      1,472         --          --

Beginning cash and cash equivalents.....     81,694     69,886      67,075
                                          ---------   --------   ---------

Ending cash and cash equivalents........  $  52,359   $ 81,694   $  69,886
                                          =========   ========   =========

Supplemental disclosure of cash flow
 information:
  Cash paid during year for:
     Interest...........................  $   1,057   $  1,356   $   2,032
     Income taxes.......................      1,616      2,244       5,628

  The accompanying notes are an integral part of these consolidated financial statements.

                          BORLAND INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business
 --------

   Borland International, Inc. (the "Company" or "Borland") develops, markets and supports software development tools, intelligent middleware database management systems, and application management systems for business enterprises and independent software developers.

  The Company experienced significant losses from operations during 1997, and therefore its liquidity and capital resources have declined. Management implemented measures designed to improve its operating results, including cost-cutting measures, new product introductions and refocused marketing efforts. However, rapid technological change and intense competition which is characteristic of the software development industry results in frequent new products and evolving industry standards. The Company's continued success depends on its ability to enhance current products and develop new products on a timely basis which keep pace with the changes in technology, evolving industry standards and increasingly sophisticated customer needs. The Company's future profitability is subject to certain risks, including competition from larger companies with greater financial resources, its ability to retain key personnel and its ability to successfully develop, produce and market new products. Management feels that the recent measures combined with the introduction of new products have heightened the possibility of the Company to improve cash flow.


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

  Service revenues from customer maintenance fees for ongoing customer support and product updates, including maintenance bundled with software licenses, is recognized ratably over the period of the contract and revenue from other services, including training, are recognized as performed.


 Cash Equivalents and Short-Term Investments
 -------------------------------------------

  Cash equivalents consists of highly liquid investments with original maturities of three months or less. Short-term investments are held as securities available for sale and are carried at their market value as of the balance sheet date, which approximated cost. The amortized cost of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in net income. Realized gains or losses are determined on the specific identification method and are reflected in income. Net unrealized gains or losses are recorded directly to stockholders' equity except that those unrealized losses that are deemed to be other than temporary are reflected in income.

  The Company has classified all its investment securities as held to maturity. Cash and cash equivalents and short-term investments at March 31, 1997 includes $37.1 million and $2.0 million respectively; both primarily invested in commercial paper. At March 31, 1996, the Company had $56.5 million cash and cash equivalents invested primarily in commercial paper and municipal bonds. Short-term investments at March 31, 1996 consists of $26.1 million invested primarily in commercial paper and other high quality corporate obligations. The estimated fair value of each investment approximates cost due to the short period of time to effective maturity.


 Foreign Exchange Contracts
 --------------------------

  The Company enters into foreign exchange option and forward contracts to manage its exposure to currency fluctuations. The Company has outstanding short-term forward exchange contracts to exchange various foreign currencies for U.S. dollars in the amount of $19.3 million (principally Japanese yen, Australian dollars and German marks) and $7.3 million (principally Japanese yen and Canadian dollar) at March 31, 1997 and March 31, 1996, respectively. The Company's accounting policy for these instruments is based on the Company's designation of such instruments as hedging transactions. Gains and losses on forward currency contracts and options, that are designated and effective as hedges of existing transactions, for which a firm commitment has been attained, are recognized in income in the same period as losses and gains on the underlying transactions are recognized. By their nature, these transactions generally offset. The net gain or loss on such foreign currency contracts and underlying transactions were not material in fiscal years 1997, 1996 and 1995.


 Concentration of Credit Risk
 ----------------------------

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. The Company places its cash, cash equivalents and short-term investments in a variety of financial instruments such as commercial paper, certificates of deposits, bankers' acceptances and U.S. Government agency debt. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer.

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

  The Company is exposed to credit loss in case of non-performance by counterparties to foreign exchange contracts, but the Company does not anticipate non-performance by these counterparties.

 Inventories
 -----------

  Inventories consist primarily of completed product and are stated at the lower of cost or market value. Cost is determined on a first-in, first-out basis.

 Property and Equipment
 ----------------------

  Property and equipment is stated at cost and depreciated using the straight-line method based on the following estimated useful lives:

   Building...........................    31.5 years
   Computer equipment.................  3 to 5 years
   Furniture, fixtures and equipment..       5 years
   Leasehold improvements.............    Lease term

  Depreciation expense for the years ended 1997, 1996 and 1995 was $11.1 million, $16.7 million and $22.4 million, respectively. Maintenance and repairs are expensed as incurred. The cost of assets and related accumulated depreciation are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reported as income or expense.

 Impairment of Long-Lived Assets
 -------------------------------

  In the first quarter of fiscal year 1997, the Company adopted the Financial Accounting Standards Board Statement No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121").
The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB opinion No. 30. There was no impact on the Company's results of operations or financial condition upon the adoption of SFAS 121.


 Stock-Based Compensation Plans
 ------------------------------

  The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees," ("APB 25") and related Interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. Accordingly, no compensation has been recognized for its stock option plans. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). See Note 10.


 Product Rights and Intangibles
 ------------------------------

  The Company capitalizes certain product rights acquired from others and internal software development costs incurred after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction at the greater of the straight-line basis utilizing the estimated economic lives, which range from two to four years, or the ratio of actual revenues achieved to the total anticipated revenues over the lives of the products.

   No internal development costs were capitalized in fiscal years 1997, 1996 or 1995. Amortization of product rights charged to cost of revenues during the years ended in 1997, 1996 and 1995 was $522,000, $523,000 and $2.3 million, respectively. At March 31, 1997 and 1996 unamortized product rights and capitalized development costs were approximately $203,000 and $883,000, respectively.


 Goodwill
 --------

  Goodwill represents the excess of the aggregate purchase price over the fair market value of the tangible and intangible assets acquired in various acquisitions and is being amortized over the estimated useful life of seven years. Amortization of goodwill charged to operating expenses during the years ended in 1997, 1996 and 1995 was $447,000, $702,000 and $769,000, respectively.
At March 31, 1997, the Company had no unamortized goodwill. At March 31, 1996, unamortized goodwill was approximately $447,000.


 Advertising Costs
 -----------------

   The Company expenses the production costs of advertising, including direct response, the first time the advertising takes place. Advertising expense was $14.7 million, $14.2 million and $28.8 million in fiscal year 1997, 1996 and 1995, respectively.


 Income Taxes
 ------------

  The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using currently enacted tax rates and laws.

  No U.S. federal income taxes are provided on undistributed earnings of the non-U.S. subsidiaries as these earnings are considered to be permanently invested in non-U.S. operations.


 Foreign Currency Translation
 ----------------------------

  The Company's non-U.S. subsidiaries' balance sheet accounts are translated into U.S. dollars at the exchange rate as of the balance sheet date. Revenues, costs and expenses are translated using an average rate. Resulting exchange gains and losses are reported as a component of stockholders' equity, except for certain fiscal year 1995 restructuring write-offs of cumulative translation adjustments related to subsidiaries that were liquidated.


 Earnings (Loss) Per Share
 -------------------------

  Net income (loss) per common and common equivalent share for fiscal years 1997, 1996 and 1995 was determined using the modified treasury stock method, when applicable.


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

Reclassifications
-----------------

  Certain amounts in the fiscal year 1996 and 1995 financial statements have been reclassified to conform to the fiscal year 1997 financial statements presentation.

Recent Accounting Pronouncements
--------------------------------

  In February 1997, the Financial Accounting Standards Board issued Statement Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129") and Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS NO. 129 establishes standards for disclosing information about an entity's capital structure. SFAS 129 is effective for financial statements for the periods ending after December 15, 1997. The Company will adopt SFAS 129 in the year ending March 31, 1998 and has not yet determined the effect of adoption.

  SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB No. 15, "Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the financial statements for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB Opinion No. 15. SFAS 128 is effective for the company's fiscal quarter ending December 31, 1997. The following table represents unaudited, pro forma disclosures of basic and diluted EPS in accordance with SFAS 128 assuming the standard was adopted during all periods presented below:

                                                             Year Ended March 31,
                                                            1997     1996     1995
                                                          --------  ------  --------
Net income (loss) per common share - as reported           $(2.96)   $0.40  $( 0.37)

Basic net income (loss) per common share - pro forma       $(2.96)   $0.43  $( 0.37)

Diluted net income (loss) per common share - pro forma     $(2.96)   $0.40  $( 0.37)


NOTE 2. CONSOLIDATED BALANCE SHEET COMPONENTS

  Details of certain balance sheet captions are as follows:

                                                MARCH 31,
                                          ----------------------
                                             1997        1996
                                          ----------  ----------
                                             (IN THOUSANDS)
Property and equipment, including
 capitalized leases:
  Building..............................  $  99,101    $100,506
  Computer equipment....................     58,360      57,830
  Furniture, fixtures and equipment.....     25,261      25,486
  Other.................................      4,646       5,943
                                          ---------    --------
                                            187,368     189,765
  Less accumulated depreciation and
   amortization.........................   (103,819)    (94,953)
                                          ---------    --------
                                             83,549      94,812
  Land..................................     23,014      23,014
                                          ---------    --------
                                          $ 106,563    $117,826
                                          =========    ========
Accrued expenses:
  Employee related expenses.............  $   8,900    $  6,496
  Advertising and customer sales
   incentives...........................      2,548       2,778
  Professional fees and settlement costs     18,708
  Other.................................      7,568      12,436
                                          ---------    --------
                                          $  37,724    $ 21,710
                                          =========    ========
Other current liabilities:
  Deferred revenue......................  $   8,028    $  9,623
  Deferred and other taxes..............      1,841       2,129
  Other.................................      8,948       9,653
                                          ---------    --------
                                          $  18,817    $ 21,405
                                          =========    ========
Long-term debt and other non-current
 liabilities:
  Non-current portion of accrued
   restructuring charges................  $   3,634    $  4,807
  Mortgage notes payable................      9,348       9,468
  Deferred and other taxes..............      9,404          --
  Capital lease obligations, deferred
   revenue and other....................        122         308
                                          ---------    --------
                                          $  22,508    $ 14,583
                                          =========    ========


NOTE 3. MERGER WITH OPEN ENVIRONMENT CORPORATION

   On November 18, 1996, Borland issued 4,975,000 shares of its common stock for all of the outstanding stock of Open Environment Corporation ("OEC") and issued options to purchase 1,190,216 shares of Borland common stock in exchange for all the outstanding options to purchase OEC common stock. The merger has been accounted for as a pooling of interests and, accordingly the consolidated financial statements have been restated for all periods prior to the combination to include the operations of OEC. OEC develops, markets and supports software that enables companies to create applications for distributed, client/server-computing systems.

  Prior to the merger, OEC's year-end was December 31. Accordingly, OEC's year-end was conformed to Borland's March year-end for fiscal year 1997. For periods prior to fiscal year 1997, the combined financial statements of Borland and OEC include OEC's December year end consolidated financial statements, with OEC's results of operations for the quarter ended March 31, 1996, reported as an adjustment to the combined accumulated deficit. Net sales and net loss of OEC for the quarter ended March 31, 1996, was $3,219,000 and $4,967,000, respectively. OEC's statement of operations for the three months ended March 31, 1996 have not been combined with any of the Company's statements of operations. Rather, OEC's net loss for that period has been credited to retained earnings. Net revenues and net loss for the three months ended March 31, 1996, were $3.2 million and $(5.0) million respectively.

  Separate pre-combination net revenues and net income (loss) of Borland and OEC are as follows;

                      April 1, 1996 to        Year Ended
                     November 18, 1996         March 31,
                     ------------------  ---------------------
                            1997           1996        1995
                     ------------------  ---------  ----------
                                  (in thousands)
Net revenues
    Borland.......            $ 88,947    $215,206   $254,064
    OEC...........               8,161      29,881     18,121
                              --------    --------   --------
Combined...........           $ 97,108    $245,087   $272,185
                              ========    ========   ========

Net income (loss)
    Borland........           $(43,808)   $ 14,285   $(12,177)
    OEC............            (13,991)        434        350
                              --------    --------   --------

Combined...........           $(57,799)   $ 14,719   $(11,827)
                              ========    ========   ========

NOTE 4. SALE OF QUATTRO PRO

  In June 1994, the Company sold its Quattro Pro product line to Novell, Inc. ("Novell") for $145 million in cash. The terms of the agreement also entitled Novell to certain licensing rights to distribute up to one million copies of the Company's Paradox for Windows database product over a three year period to be sold in a suite of products also containing Quattro Pro for Windows and WordPerfect for Windows. Of the $145 million, $110 million was attributed to the sale of the Quattro Pro product line and $35 million to the Paradox licenses.
In fiscal year 1997, the Company granted a license to Corel Corporation. Pursuant to these rights, Corel has rights to market and enhance the products; however, the Company retains limited distribution rights until October 1997.

  In fiscal year 1995, the Company recorded a pre-tax non-operating gain related to the sale of Quattro Pro of $109.9 million, which reflected the net costs and expenses of disposing of the product line, the net book value of assets sold to Novell and the operating profit of the Quattro Pro product line for the quarter ending June 30, 1994. As a result of the Company's tax loss carry-forwards and other tax benefits, the Company did not incur a significant tax expense related to this gain.

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


NOTE 5. ACQUISITION OF REPORTSMITH, INC.

  The Company acquired ReportSmith, Inc. ("ReportSmith"), a developer of client/server reporting and data query tools for the Windows operating environment, in May 1994 in exchange for 1,680,789 shares of the Company's common stock. Additionally, the Company exchanged options to purchase 118,228 shares of its common stock to former employees of ReportSmith for their outstanding ReportSmith options, ranging in price from $.206 to $.361 per share. Under the terms of the agreement, and subject to certain conditions, the former holders of ReportSmith shares could elect to receive payment in cash, commencing December, 1994, which election was made, at a price per share of $9.96875. During the fiscal years ended March 31, 1996 and 1995, the Company has paid out cash of approximately $.8 million and $16.0 million, respectively, to purchase all such shares.

  The acquisition has been accounted for under the purchase method. Based on an independent appraisal, the Company recorded a $4 million asset related to certain intangibles. Additionally, the Company recorded the net value of assets acquired and liabilities assumed, and a one-time write-off of in process research and development of $16.2 million. As part of the January 1995 restructuring, and resulting repositioning of certain products, the Company reassessed the net realizability of the ReportSmith purchased technology and recorded an additional write-down of $2 million.


NOTE 6. RESTRUCTURING, MERGER RELATED CHARGES

  During fiscal year 1997, the Company recorded restructuring, merger and other non-recurring charges totaling $18.9 million. OEC recorded a provision for restructuring charges of $1.1 million in the quarter ended June 30, 1996. Charges included write-off of inventory and prepaid royalties and facilities related to a the discontinued education centers and severance. In response to the significant losses from operations in the three and six months ended September 30, 1996, the Company implemented a world wide restructuring and realignment of its corporate structure during October 1996, which resulted in a 15% reduction in workforce. In connection with this restructuring, the Company recorded a $3.0 million restructuring charge in the quarter ended December 31, 1996 primarily for severance costs and lease terminations.

  Based on the results of the October 1996 restructuring and the results of the quarter ended December 31, 1996, the Company implemented an additional worldwide restructuring and realignment and recorded the related charge of $6.5 million during the quarter ended March 31, 1997. The fourth quarter restructuring plan involved significant reductions in operational expenses as well as the implementation of new programs aimed at growing the Company's revenues. The restructuring included measures to achieve a reduction in employees and contractors of approximately 30 percent. The Company also implemented new marketing and support programs to replace programs no longer integral to Borland's core business or strategic focus.

  During fiscal year 1995, the Company recorded restructuring charges of $50 million. The restructuring charges were incurred for the reduction of world wide headcount by approximately 40%, the centralization of certain marketing and development activities to improve efficiency, the outsource of manufacturing operations in the U.S. and in Europe and the write-down of facilities and certain purchased technology costs. In addition, several international operations were closed, sales efforts in those areas are now conducted through authorized distributors.

  The following table summarizes the Company's restructuring activity for the three years ended March 31, 1997:

                                                                                               REVERSAL
                                      SEVERANCE                 OTHER                          OF PRIOR
                                         AND                    ASSET                        RESTRUCTURING
                                       BENEFITS   FACILITIES   CHARGES     CTA      OTHER      ACCRUALS       TOTAL
                                      ---------   -----------  --------  --------  --------  --------------  ---------
                                                                      (IN THOUSANDS)
1995 Restructuring charge...........     15,923       17,996     6,970     7,591     4,695      (3,154)        50,021
  Non-cash charges..................         --     $(12,290)   (6,970)   (7,591)     (220)      3,154        (23,917)
  Cash paid in fiscal 1995..........    (11,343)      (1,028)       --        --    (2,176)         --        (14,547)
                                       --------     --------   -------   -------   -------   ---------       --------
Accrual as of March 31, 1995........      4,580        4,678        --        --     2,299          --         11,557
  Cash paid in fiscal 1996..........     (4,278)      (2,437)       --        --    (1,353)         --         (8,068)
                                       --------     --------   -------   -------   -------   ---------       --------

Accrual as of March 31, 1996........        302        2,241        --        --       946          --          3,489

1997 Charges........................         --           --        --        --        --          --             --
  1997 Restructuring................      6,228        1,777       562        --     1,477          --         10,044
  Non-cash costs....................         --         (100)     (562)       --        --          --           (662)
  Cash paid in fiscal year 1997.....     (4,483)      (1,959)       --        --    (1,471)         --         (7,913)
                                       --------     --------   -------   -------   -------   ---------       --------
Accrual as of March 31, 1997........   $  2,047     $  1,959   $    --   $    --   $   952   $      --       $  4,958
                                       ========     ========   =======   =======   =======   =========       ========

  Pursuant to the merger with OEC (See Note 3) the Company incurred merger related costs of $8.9 million. The charge for the merger related costs included in the Consolidated Statements of Operations and consist principally of severance costs, write-off of certain assets and professional fees.

NOTE 7. LONG-TERM DEBT

  Long-term debt at March 31, 1997 represents outstanding mortgage notes. The 10.75% mortgage notes, secured by certain land, buildings and improvements, are repayable in equal monthly installments over a thirty-year term ending in 2018.

  Minimum annual repayments of these notes at March 31, 1997 are as follows:

                                 (IN THOUSANDS)
Fiscal year:
         1998..................         $  120
         1999..................            134
         2000..................            149
         2001..................            166
         2002..................            184
         Thereafter............          8,715
                                        ------
                                         9,468
         Less current portion..           (120)
                                        ------
         Long-term portion.....         $9,348
                                        ======

  Interest expense for all obligations was $1,186,000, $1,256,000 and $1,789,000 for the years ended in 1997, 1996 and 1995, respectively.


NOTE 8. INCOME TAXES

  Income (loss) before income taxes consisted of the following:

                                                YEAR ENDED MARCH 31,
                                          --------------------------------
                                             1997       1996       1995
                                          ----------  ---------  ---------
                                                  (IN THOUSANDS)
      US................................  $(100,458)   $ 3,127   $ 28,441
      Non-US............................     (6,985)    14,887    (37,354)
                                          ---------    -------   --------
                                          $(107,443)   $18,014   $ (8,913)
                                          =========    =======   ========

  The provision for income taxes consisted of the following:

                                                YEAR ENDED MARCH 31,
                                          --------------------------------
                                             1997       1996       1995
                                          ----------  ---------  ---------
                                                  (IN THOUSANDS)
      Current:
         Federal........................  $  (2,136)   $   662   $  1,818
         State..........................         --        487        385
         Non-US.........................      2,653      2,938        720
                                          ---------    -------   --------
                                                517      4,087      2,923
                                          ---------    -------   --------


      Deferred:
         Federal........................         --       (417)         3
         State..........................         --       (128)         1
         Non-US.........................         --       (247)       (13)
                                          ---------    -------   --------
                                                 --       (792)        (9)
                                          ---------    -------   --------
      Income tax provision..............  $     517    $ 3,295   $  2,914
                                          =========    =======   ========

   The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income (loss) before income taxes:

                                               YEAR ENDED MARCH 31,
                                          ------------------------------
                                            1997       1996      1995
                                          ---------  --------  ---------
                                                 (IN THOUSANDS)
      Tax provision (benefit) at US
      statutory rate...................   $(37,605)  $ 6,305    $(3,120)
      Limitation/(benefit) on
       utilization of non-US losses....      4,214    (4,557)    12,347
      Limitation/(benefit) on
       utilization of US losses.........    33,024      (770)    (7,981)
      State income taxes................         -       356        353
      Non-US withholding taxes..........       884     2,060      1,364
      Other.............................         -       (99)       (49)
                                          --------   -------    -------
      Income tax provision..............  $    517   $ 3,295    $ 2,914
                                          ========   =======    =======

  Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are comprised of the following:

                                                MARCH 31,
                                          ----------------------
                                             1997        1996
                                          ----------  ----------
                                             (IN THOUSANDS)
      Accrued expenses..................  $  17,370   $  12,793
      Accounts receivable reserves......      2,096       4,757
      Inventory valuation...............      1,089       2,270
      Depreciation, amortization and
       other............................      9,595       7,115
      US federal and state loss and
       credit carryforwards.............     90,038      64,641
      Non-US loss carry-forwards........     16,087      18,374
                                          ---------   ---------
         Gross deferred tax assets......    136,275     109,950
      Deferred tax assets valuation
       allowance........................   (136,275)   (109,138)
                                          ---------   ---------
         Total net deferred tax assets..  $       -   $     812
                                          =========   =========

  At March 31, 1997 and 1996, the Company had reserved for all or substantially all of its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a valuation allowance has been provided.

  Deferred tax assets and related valuation allowances of approximately $37 million relate to certain US operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

  For US federal income tax purposes, the Company has net operating loss carryforwards of approximately $177 million at March 31, 1997. There are also available US federal tax credit carryforwards of approximately $22 million. These loss and credit carryforwards expire between 1998 and 2012, if not utilized. The Company also has an Alternative Minimum Tax (AMT) credit carryforwards of approximately $2 million, which do not expire. Additionally, the Company has approximately $34 million of net operating loss carryforwards in various foreign jurisdictions. Certain of these loss carryforwards will expire beginning in 1998, if not utilized.

  During the tax year ended March 31, 1997 the Company recorded an income tax benefit of approximately $2.1 million resulting from a settlement reached with the US Internal Revenue Service (IRS). The settlement resolved differences regarding certain disputed deductions related to the tax years ending in 1986-1991 for its former subsidiary Ashton-Tate Corporation. Excluding the settlement benefit, the Company would have incurred an income tax expense of approximately $2.6 million.

  During the year, the Company successfully appealed a foreign tax assessment of approximately $18 million including interest.

  At March 31, 1997 the Company had unresolved deficiency notices or proposed adjustments from IRS and various state governments for additional taxes and interest of approximately $5 million. The Company is protesting these assessments or adjustments with the appellate divisions of the respective tax authorities. The Company believes that the ultimate outcome of the above assessment will not have a material adverse impact on the Company's financial position or results of operations.

  Applicable US income and non-US withholding taxes have not been provided on undistributed earnings of approximately $6 million of the Company's foreign subsidiaries as such earnings are considered to be permanently invested in foreign operations.

NOTE 9.  LEASES

 The Company leases certain of its office and operating facilities, and certain furniture and equipment under various operating and capital leases. Lease terms range from one to seventeen years.

 Minimum annual lease commitments at March 31, 1997 are as follows:

                                                  OPERATING    CAPITAL
                                                   LEASES      LEASES
                                                  ---------    -------
       Fiscal year:
         1998...................................  $ 2,371      $ 353
         1999...................................    1,800        189
         2000...................................    1,728        110
         2001...................................    1,511         38
         2002...................................    1,115          2
         Thereafter.............................   11,195          -
                                                  -------      -----
                                                  $19,720        692
                                                  =======
         Less amount representing interest......                 (20)
                                                               -----
                                                               $ 672
                                                               =====

 Rent expenses for all operating leases was $3.3 million, $4.2 million and $6.7 million for the fiscal years ended in 1997, 1996 and 1995, respectively.

NOTE 10.  EMPLOYEE BENEFIT PLANS

Stock Option Plan
-----------------

 As of March 31, 1997, the Company had three stock-based compensation plans, described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation costs has been recognized for its two stock option plans and its stock purchase plan. The Employee Option Plan ("EOP") allows for the grant of both incentive stock options and nonstatutory options. The exercise price of options granted under the EOP may not be less than 85% of the fair market value of the common stock at the date of the grant for nonstatutory options, and 100% of the fair market value of the Company's common stock on the date of grant for incentive stock options. However, in the case of options granted to an optionee who owns stock representing more than 10% of the voting power of all classes of the Company's stock, the exercise price must not be less than 110% of the fair market value on the date and the maximum term of such options may not exceed five years. Certain stock option grants made in fiscal year 1997, 1996 and 1995 have accelerated vesting features that become effective under certain conditions in the event that there is a change of control of the Company. Options generally vest 25% one year from the date of grant and ratably thereafter on a daily basis over three years. Options expire at the earlier of either three months after termination of employment or ten years after the date of grant.

  At March 31, 1997 the Company had unresolved deficiency notices or proposed adjustments from IRS and various state governments for additional taxes and interest of approximately $5 million. The Company is protesting these assessments or adjustments with the appellate divisions of the respective tax authorities. The Company believes that the ultimate outcome of the above assessment will not have a material adverse impact on the Company's financial position or results of operations.

  Applicable US income and non-US withholding taxes have not been provided on undistributed earnings of approximately $6 million of the Company's foreign subsidiaries as such earnings are considered to be permanently invested in foreign operations.

NOTE 9. LEASES

  The Company leases certain of its office and operating facilities, and certain furniture and equipment under various operating and capital leases. Lease terms range from one to seventeen years.

  Minimum annual lease commitments at March 31, 1997 are as follows:

                                          OPERATING  CAPITAL
                                          ---------  --------
                                           LEASES     LEASES
                                          ---------  --------
                                            (IN THOUSANDS)
      Fiscal year:
       1998.............................    $ 2,371     $353
       1999.............................      1,800      189
       2000.............................      1,728      110
       2001.............................      1,511       38
       2002.............................      1,115        2
       Thereafter.......................     11,195       --
                                            -------     ----
                                            $19,720      692
<>>>>>>                                     =======
       Less amount representing interest                 (20)
                                                        ----
                                                        $672
                                                        ====

  Rent expense for all operating leases was $3,280,000, $4,207,000 and $6,657,000 for the years ended in 1997, 1996 and 1995, respectively.


NOTE 10. EMPLOYEE BENEFIT PLANS

Stock Option Plan
-----------------

  As of March 31, 1997, the Company had three stock-based compensation plans, described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation costs has been recognized for its two stock option plans and its stock purchase plan. The Employee Option Plan ("EOP") allows for the grant of both incentive stock options and nonstatutory options. The exercise price of options granted under the EOP may not be less than 85% of the fair market value of the common stock at the date of the grant for nonstatutory options, and 100% of the fair market value of the Company's common stock on the date of grant for incentive stock options. However, in the case of options granted to an optionee who owns stock representing more than 10% of the voting power of all classes of the Company's stock, the exercise price must not be less than 110% of the fair market value on the date and the maximum term of such options may not exceed five years.
Certain stock option grants made in fiscal year 1997, 1996 and 1995 have accelerated vesting features that become effective under certain conditions in the event that there is a change of control of the Company. Options generally vest 25% one year from the date of grant and ratably thereafter on a daily basis over three years. Options expire at the earlier of either three months after termination of employment or ten years after the date of grant.

  The Company also has a Director's Option Plan (the "OP") which provides for the grant to each non-employee director on the date of his election to the Board a stock option for the purchase of 30,000 shares of the Company's common stock. Additionally, the OP provides, upon the election of a non-employee director as Chairman of the Board such person shall be granted a further stock option covering 30,000 shares of the Company's common stock. The plan further provides for the grant to each non-employee director at each annual meeting options covering 7,500 shares (15,000 for the Chairman of the Board) of the Company's common stock. All such shares vest over a one-year period.

  In February 1997, substantially all outstanding options with a share price in excess of $6.4375 were amended to an exercise price of $6.4375 per share, the fair market value as of the date the amendment was announced. A total of 4,718,355 options were amended.

  The following table summarizes the Company's stock option activity and related weighted average exercise prices within each category for each of the fiscal years ended March 31, 1997, 1996 and 1995 relating to the Company's stock option plans:

                                          1997              1996              1995
                                  ------------------------------------------------------
(share amounts in thousands)        Shares    Price   Shares    Price    Shares   Price
----------------------------------------------------------------------------------------
Options outstanding at April 1,      7,357    $10.88  11,106    $ 9.99   11,173   $ 9.98
Stock Options:
  Granted                           10,074      6.52   2,513     12.23   10,600     8.85
  Exercised                           (321)     7.77  (3,874)     9.22     (262)    4.97
  Canceled                          (8,244)     9.26  (2,388)    10.82  (10,405)   18.34
                                    ------    ------  ------    ------  -------   ------
Options outstanding at March 31,     8,866    $ 7.59   7,357    $10.88   11,106   $ 9.99
                                    ======    ======  ======    ======  =======   ======
Exercisable at March 31,             3,846             2,353              4,136
                                    ======            ======            =======

  At March 31, 1997, 1,278,309 shares were available for future grant under the EOP and OP option plans. All options granted under the plan for the fiscal years ended March 31, 1997, 1996 and 1995 were priced at market value at the time of grant. The weighted average fair values of options granted under the EOP in fiscal year 1997 and 1996 were $2.86 and $7.19 respectively.

  The fair value of each option grant, as defined by SFAS 123, is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date. To compute the estimated grant date fair value of the Company's stock option grants in 1997 and 1996, respectively, the Black-Scholes model was used with the following weighted average assumptions:

                              1997        1996
                           ----------  ----------
Expected life              2.5 years   2.5 years
Risk-free interest rate         6.57%       6.31%
Volatility                      70.0%       63.0%
Dividend yield                  0.00%       0.00%

The following table summarizes information about fixed stock options outstanding at March 31, 1997:


                                   ___________Options Outstanding________  __________Options Exercisable_______
                       Number                                                    Number
                    Outstanding         Weighted-           Weighted-         Exercisable          Weighted-
    Range of         at 3/31/97          Average             Average          at 12/31/96           Average
 Exercise Prices   (in thousands)   Contractual Life     Exercise Price      (in thousands)     Exercise Price
----------------------------------------------------------------------------------------------------------------
$  .03 - $ 6.00          1,935                  9.62             $ 5.59                370              $ 5.29
$ 6.06 - $ 6.38            408                  9.77             $ 6.24                 25              $ 6.14
$ 6.44 - $ 6.44          4,718                  8.12             $ 6.44              2,312              $ 6.44
$ 6.88 - $41.88          1,745                  7.75             $11.84              1,079              $12.77
$49.00 - $49.00             60                  4.57             $49.00                 60              $49.00
                         -----                                                       -----
                         8,866                                                       3,846
                         =====                                                       =====

Employee Stock Purchase Plan
----------------------------

  In September 1990, the Company adopted an Employee Stock Purchase Plan ("ESPP"), which allows eligible employees of the Company and its subsidiaries to purchase shares of common stock through payroll deductions. Purchases are limited to 15% of the employee's compensation, subject to a maximum annual employee contribution limited to a $25,000 market value (calculated as the employee's enrollment price multiplied by the purchased shares). The ESPP shares may be purchased by participants at the lower of 85% of the fair market value at the beginning or end of each six month offering period. Of the 850,000 shares of common stock that have been reserved for issuance under the ESPP, 772,525 shares were issued through March 31, 1997. Sales under the ESPP in 1997, 1996 and 1995 were 142,573, 105,753 and 128,839 shares of common stock at an average price of $5.67, $9.55 and $8.52 per share, respectively. Compensation cost (included in pro forma net income and net income per share amounts) is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following weighted-average assumptions for fiscal years 1997 and 1996, respectively: an expected life of six months for both years; expected volatility of 70% and 63%; risk-free interest rates of 6.57% and 6.31%; and dividend yields of 0%. The weighted-average fair value of those purchase rights granted in Fiscal years 1997 and 1996, as defined by SFAS 123, was $3.24 and $3.74, respectively.

Pro Forma Net Income and Net Income Per Share
---------------------------------------------

  Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by FAS 123, for awards granted under its stock option and stock purchase plans, the Company's pro forma net income and earnings per share for the years ended March 31, 1997 and 1996 would have been as follows:

                                Fiscal Year 1997   Fiscal Year 1996
Net income (loss):
   As reported                         $(107,960)           $14,719
   Pro Forma                           $(122,941)           $10,103

Net income (loss) per share:
   As reported                         $   (2.96)           $  0.40
   Pro Forma                           $   (3.37)           $  0.28

  The pro forma amounts include compensation expense related to 1997 and 1996 stock option grants and stock purchase rights. In future years, the annual compensation expense will increase relative to the fair value of stock options and stock purchase rights granted in those future years.

Profit Sharing Plan and Bonus Plans
-----------------------------------

  The Company has several bonus plans, which provide for additional compensation to most U.S. and certain non-U.S. employees. Charges to income for the plans were approximately $12.7 million, $2.9 million, and $2.7 million in fiscal year 1997, 1996 and 1995, respectively.

NOTE 11. STOCKHOLDER RIGHTS PLAN

  In December 1991, the Company implemented a Stockholder Rights Plan ("Rights Plan") to protect the stockholders in the event of a proposed takeover of the Company which has not been recommended or approved by the Board of Directors.

  Under the Rights Plan, each share of the Company's outstanding common stock carries one Preferred Share Purchase Right ("Right"). The Right entitles the holder under certain circumstances, to purchase common stock of the Company at a 50% discount from its then current market price. The Rights are redeemable by the Company at a nominal price and expire in 2001.


NOTE 12. LITIGATION

  The Company is subject to a lawsuit, Kaplan et al v. Kahn et al, originally
                                       --------------------------
brought in the United States District Court for the Northern District of California in January, 1993. This lawsuit alleges certain securities law violations by the Company and certain of its officers and directors. The lawsuit, as amended, purports to represent a class of investors who purchased or otherwise acquired the Company's Common Stock between March 5, 1991 and December 9, 1992. The Company is also subject to a second suit. On February 28, 1995, the Company and certain of its officers and directors were named as defendants in a lawsuit, Crook et al v. Kahn et al filed in the U.S. District Court for the
         -------------------------
Northern District of California. The complaint alleges certain violations of the federal securities laws and purports to be brought as a class action on behalf of all persons other than the defendants, who purchased or otherwise acquired the Common Stock of the Company between June 6, 1994 and October 19, 1994. As of February 29, 1996 the parties had entered into a stipulation to settle both these matters. This stipulation was then submitted to the Court for approval and monies were deposited in escrow to fund the settlement. The Company recorded a charge in the full amount of the settlement to be paid by the Company. On May 29, 1997, the Court entered an order declining to approve the present plan of allocation proposed by counsel for the class representatives, but that order now has been vacated in order that the parties may submit additional material in support of the plan for distributing the settlement proceeds. Another hearing on the plan has been scheduled for August 1, 1997. At this time, there can be no assurance whether the plan will be approved, either in present or a modified form, and the Court has established a schedule for completion of discovery and a pretrial conference in March 1998. If not settled and litigated, in the event of an adverse decision, such decision could have a material adverse effect on the Company's financial condition and results of operations.

  On January 16, 1996, in the case of Lotus Development Corp. v. Borland
                                      ----------------------------------
International, Inc., the U.S. Supreme Court affirmed the judgment of the U.S.
-------------------
Court of Appeals for the First Circuit that Borland did not infringe the copyright of Lotus's spreadsheet product, Lotus 1-2-3. The Company has initiated proceedings in the U.S. District Court in Massachusetts for a determination of what attorneys fees, if any, Borland may recover. On February 26, 1997, the U.S. District Court in Massachusetts denied Borland's request for attorneys fees but indicated the Court might award certain costs to Borland. The Company plans to appeal the U.S. District Court's denial of attorneys fees.

  On December 6, 1996 and December 19, 1996, two lawsuits were filed against the Company's subsidiary, Open Environment Corporation, and certain former officers and directors of Open Environment Corporation, alleging violations of federal securities laws prior to the Company's acquisition of Open Environment Corporation. The two lawsuits, Zeid vs. Open Environment Corp., et. al. and S &
                               ------------------------------------------------
S Associates vs. Open Environment Corp., et al. were both filed in the United
----------------------------------------------
States District Court for the District of Massachusetts. The lawsuits purport to be class actions brought on behalf of purchasers of OEC common stock from April 13, 1995 through October 10, 1996. The Company's OEC subsidiary intends to defend these cases vigorously.

 On May 7, 1997, the Company filed a lawsuit against Microsoft Corporation in the Superior Court of California, County of Santa Clara. The suit alleges that Microsoft has engaged in unfair competition in violation of California and common law through, among other things, the concerted targeting and hiring of numerous Borland employees. The Company seeks an injunction against Microsoft's unlawful targeting, recruiting and hiring as well as damages, fees and costs. On June 6, 1997 Microsoft removed the case to U.S. District Court for the Northern District of California, but otherwise, Microsoft has not formally responded to the complaint.

  In addition, the Company is involved in various other legal actions arising in the normal course of business. The Company believes that the probability is remote that the financial consequence of judgments, if any, arising from any of the above actions would have a materially adverse impact on its financial condition or results of operations. However, due to the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and the Company may choose to make payments, or enter into other arrangements, to settle such actions or may be required to pay damages or other expenses. Such an outcome in certain of these matters could have a material adverse effect on the Company's financial condition or results of operations.

NOTE 13. WORLDWIDE OPERATIONS

  The Company operates in a single industry segment, and has various wholly owned subsidiaries, which develop and/or market the Company's products in other countries. In certain international markets not covered by the Company's non-U.S. subsidiaries, the Company generally sells through independent distributors.

  Summary information regarding the Company's geographic operations follows:

                                                 YEAR ENDED MARCH 31,
                                          -----------------------------------
                                             1997         1996        1995
                                          -----------  ----------  ----------
                                                    (IN THOUSANDS)
   Net revenues from unaffiliated
    customers:
      US operations.....................   $  61,936    $135,944    $155,240
      European operations...............      47,632      56,767      66,110
      Japan operations..................      26,366      30,682      27,093
      Other international operations....      15,442      21,694      23,742
                                           ---------    --------    --------
   Net revenues.........................   $ 151,376    $245,087    $272,185
                                           =========    ========    ========

   Operating results:
      US operations.....................   $(125,873)   $(13,649)  $ (83,645)
      European operations...............       9,818      15,413     (33,602)
      Japan operations..................       5,700       6,706       1,812
      Other international operations....      (2,225)      5,323      (6,967)
                                           ---------    --------   ---------
   Operating income (loss)..............   $(112,580)   $ 13,793   $(122,402)
                                           =========    ========   =========

   Identifiable assets:
      US operations.....................   $ 116,738    $153,377   $ 143,631
      European operations...............       8,527      14,081      19,619
      Japan operations..................       7,058       8,694      14,360
      Other international operations....       6,019       8,246       7,053
                                           ---------    --------   ---------
   Identifiable assets..................     138,342     184,398     184,663
      General corporate assets (cash,
       cash equivalents and short-term
       investments).....................      54,360     107,836      71,597
                                           ---------    --------   ---------
      Total assets......................   $ 192,702    $292,234   $ 256,260
                                           =========    ========   =========

  Other international operations include activities of subsidiaries in Australia, Canada and Hong Kong.

  Revenues, operating results and identifiable assets are classified by location of the Company's facilities rather than by customer location. Revenues related to product transfers between geographic areas were not significant. Export revenues from the US represented $3.9 million, $16.3 million and $4.6 million in fiscal year 1997, 1996 and 1995, respectively.

  At March 31, 1997 and 1996, foreign liabilities (excluding intercompany balances) were $18.5 million and $21.1 million, respectively.

  For the years ended March 31, 1997 and 1996, sales to one customer, Ingram Micro and its subsidiaries, accounted for approximately 12% and 15% of the Company's net revenues, respectively. During the year ended March 31, 1995, no single customer accounted for 10% or more of the Company's net revenues.


NOTE 14. SUBSEQUENT EVENT

  On June 30, 1997, the Company completed a private placement of 495 shares of convertible preferred stock for approximately $25 million, net of issuance costs. The non-dividend paying convertible preferred stock is convertible into common shares of the Company. Each preferred share is accompanied by a warrant to purchase 400 shares of the Company's common stock. The conversion price for the convertible preferred stock and the warrant exercise price is based on the fair market value of the Company's common stock.

                                                                     SCHEDULE II


                          BORLAND INTERNATIONAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                          BALANCE AT   CHARGED TO    DEDUCTIONS  BALANCE AT
                                          BEGINNING   STATEMENTS OF     FROM       END OF
                                          OF PERIOD    OPERATIONS     RESERVES     PERIOD
                                          ----------  -------------  ----------  ----------
1995:
  Allowance for sales returns, rebates
   and doubtful accounts................    $35,268        $62,064     $66,591     $30,741

1996:
  Allowance for sales returns, rebates
   and doubtful accounts................    $30,741        $32,659     $40,670     $22,730

1997:
  Allowance for sales returns, rebates
   and doubtful accounts................    $22,730        $28,298     $34,910     $16,118


FORM 10-K
A copy of the Company's Form 10-K, as filed with the Securities and Exchange Commission, is available upon request and without charge by contacting Borland's Investor Relations Department at the corporate address, or by calling 408-431-1525.

SHAREHOLDER INQUIRIES
Questions concerning shareholder accounts, change of address, or lost certificate should be directed to: Chemical Mellon Shareholder Services Washington Bridge Station
P.O. Box 469
New York, NY 10003
or by calling 800-356-2017

INVESTOR RELATIONS
Analysts, institutional investors, portfolio managers, brokers, and individuals should address inquiries to Borland's Investor Relations Department at the corporate address or by calling 408-431-1525.

STOCK LISTING
The Company's common stock is traded on the NASDAQ Market System under the symbol BORL.

CORPORATE HEADQUARTERS
100 Borland Way
Scotts Valley, CA 95066-3249
408-431-1000

WEB SITE
Financial information and corporate press releases are available by accessing the Borland home page located at: http://www.borland.com

BOARD OF DIRECTORS
Delbert W. Yocam
Chairman, President and Chief Executive Officer

Harry J. Saal
Director

George Hara
David Heller
Stephen J. Lewis
William Miller

EXECUTIVE OFFICERS
Hobart McK. Birmingham
Vice President, General Counsel and Secretary

Kathleen M. Fisher
Vice President and Chief Financial Officer

David McGlaughlin
Vice President, International Sales

                          BORLAND INTERNATIONAL, INC.

                               INDEX TO EXHIBITS

          EXHIBIT                                                           PAGE
---------------------------                                                 ----
Exhibit 2.3                  Agreement and Plan of Merger among Borland
                             International, Inc., Aspen Acquisition
                             Corporation and Open Environment Corporation
                             dated May 11, 1996...........................   *

Exhibit 3.1                  Restated Certificate of Incorporation of the    *
                             Registrant...................................

Exhibit 3.2                  Amended By-Laws of the Registrant............   *

Exhibit 4.1                  Restated Certificate of Incorporation and
                             Bylaws of the Registrant are filed as           *
                             Exhibits 3.1 and 3.2, respectively...........

Exhibit 4.2                  Rights Agreement dated as of December 23,
                             1991 between Borland International, Inc. and    *
                             Manufacturers Hanover Trust Company of
                             California...................................

Exhibit 10.1                 Loan commitment secured by a mortgage
                             entered into with Sanwa Bank California,
                             Wells Fargo Bank, and Pacific Trust Fund        *
                             Company dated September 17, 1987 and
                             amendment thereto dated April 27, 1988.......
Exhibit 10.2                 Form of Indemnity Agreement..................   *

Exhibit 10.3                 1990 Employee Stock Purchase Plan............   *

Exhibit 10.4                 Non-Employee Directors' Stock Option Plan....   *

Exhibit 10.5                 1992 Stock Option Plan.......................   *

Exhibit 10.6                 1993 Stock Option Plan.......................   *

Exhibit 10.7                 Employment Agreement with Delbert W. Yocam
                             as amended...................................

Exhibit 11.1                 Computation of Earnings (Loss) Per Share.....

Exhibit 22.1                 Active Subsidiaries of Registrant............

Exhibit 23.1                 Consent of Price Waterhouse LLP,
                             Independent Accountants......................

Exhibit 23.2                 Consent of Ernst & Young LLP,
                             Independent Auditors.........................

Exhibit 23.3                 Consent of Chartered Accountants for
                             Jarrah Technologies Limited..................

Exhibit 24.1                 Powers of Attorney...........................

Exhibit 27.1                 Financial Data Schedule......................

*Incorporated by reference