Form 10-Q
period 1997-06-30
BORLAND INTERNATIONAL INC /DE/
filed 1997-08-14
CIK 853273

                                  FORM 10-Q


                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              ________________


          X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       -------
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 30, 1997


                  Transition Report Pursuant to Section 13 or 15(d) of the
       -------
                        Securities Exchange Act of 1934


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

                                Yes  X   No
                                    ----    ----

              The number of shares of common stock outstanding
                    as of  July 31, 1997 was 37,589,691.

                         BORLAND INTERNATIONAL, INC.

                              Table of Contents



PART I - FINANCIAL INFORMATION                                           Page
                                                                         ----
Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at June
          30, 1997 and March 31, 1997...................................   3

          Condensed Consolidated Statements of Operations
          for the three months ended June 30, 1997 and 1996.............   4

          Condensed Consolidated Statements of Cash Flows
          for the three months ended June 30, 1997 and 1996.............   5

          Notes to Unaudited Condensed Consolidated
          Financial Statements..........................................   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................   7


PART II - OTHER INFORMATION

Item 6.   Exhibit and Reports on Form 8-K...............................  14

Signatures..............................................................  15

Computation of Earnings (Loss) Per Share................................  16

                       PART I - FINANCIAL INFORMATION

                         BORLAND INTERNATIONAL, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                                                June 30,              March 31,
                                                                  1997                  1997
                                                               ----------            ----------
                                                               (Unaudited)
                           ASSETS
Current assets:
Cash and cash equivalents....................................   $   74,844           $  52,359
        Short-term investments...............................        1,754               2,001
        Accounts receivable, net.............................       18,870              17,785
        Inventories..........................................        1,018               1,047
        Other................................................        7,983               5,837
                                                                 ---------           ---------
                Total current assets.........................      104,469              79,029
Property and equipment, net..................................      105,241             106,563
Other non-current assets.....................................        7,209               7,110
                                                                 ---------           ---------
                Total assets.................................    $ 216,919           $ 192,702
                                                                 =========           =========


               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable...................................     $   10,582           $  14,574
        Accrued expenses...................................         38,984              37,724
        Short-term restructuring...........................          3,336               4,740
        Income taxes payable...............................          4,510               4,463
        Other..............................................         19,800              18,817
                                                                 ---------           ---------
                Total current liabilities..................         77,212              80,318
Long-term debt and other...................................         22,453              22,508
                                                                 ---------           ---------
                Total liabilities..........................         99,665             102,826
                                                                 ---------           ---------
Mandatorily redeemable convertible preferred stock;
  $50,000 par value; 1,470 shares authorized;
  495 issued and outstanding...............................         24,112                  --

Stockholders' equity:
        Common stock; $.01 par value; 100,000 shares authorized;
          37,244 and 37,119 issued and outstanding                     372                 371
        Additional paid-in capital                                 312,563             309,800
        Accumulated deficit                                       (223,419)           (223,497)
        Cumulative translation adjustment                            3,626               3,202
                                                                 ---------           ---------
                Total stockholders' equity                          93,142              89,876
                                                                 ---------           ---------
                                                                 $ 216,919           $ 192,702
                                                                 =========           =========

                            See accompanying notes

                          BORLAND INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (in thousands, except earnings per share data, unaudited)

                                                                        Three Months Ended
                                                                             June 30,
                                                                   ----------------------------
                                                                     1997               1996
                                                                   --------            --------
Net revenues.....................................................  $ 41,970            $ 38,146
Cost of revenues.................................................     6,356               8,898
                                                                   --------            --------
Gross profit.....................................................    35,614              29,248
                                                                   --------            --------
Selling, general and administrative..............................    24,929              40,318
Research and development.........................................    10,576              13,180
                                                                   --------            --------
        Total operating expenses.................................    35,505              53,498
                                                                   --------            --------
Operating profit (loss)..........................................       109             (24,250)
Interest income, net and other...................................       171               1,888
                                                                   --------            --------
Income (loss) before income taxes................................       280             (22,362)
Income tax (benefit).............................................       201                 553
                                                                   --------            --------
Net income  (loss)...............................................  $     79            $(21,809)
                                                                   ========            ========
Net income (loss) per common and common equivalent share.........  $     --            $  (0.60)
                                                                   ========            ========
Weighted average number of common and common equivalent
 shares outstanding..............................................    39,027              36,268
                                                                   ========            ========

                            See accompanying notes

                          BORLAND INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                           (in thousands, unaudited)

                                                                                           Three Months Ended
                                                                                                 June 30,
                                                                                        ----------------------
                                                                                         1997           1996
                                                                                       -------        --------
Cash flows from operating activities:
  Net income (loss).................................................................   $    79        $(21,809)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...................................................     2,568           4,221
    Non-cash restructuring costs and other one-time charges.........................     1,294             786
  Changes in assets and liabilities:
    Accounts receivable.............................................................    (1,452)         15,239
    Inventories.....................................................................        29            (136)
    Other current assets............................................................    (1,902)
    Accounts payable, accrued expenses and short-term restructuring.................    (5,075)         (4,520)
    Income taxes payable............................................................        25          (1,164)
    Other (primarily deferred revenue and long-term restructuring)..................       852          (2,524)
                                                                                       -------        --------
    Cash used by operating activities...............................................    (3,582)         (9,907)
                                                                                       -------        --------
Cash flows from investing activities:
  Acquisition of property and equipment.............................................    (1,417)         (1,295)
  Acquisition of product rights and additions to capitalized software...............         -             (22)
  Sale of fixed assets and assets held for sale.....................................       264              21
  Net change in short-term investments..............................................       247           9,302
                                                                                       -------        --------
    Cash provided (used) by investing activities....................................      (906)          8,006
                                                                                       -------        --------
Cash flows from financing activities:
  Proceeds from issuance of common and preferred stock, net.........................    26,688           2,377
  Borrowings (repayment) of capital lease obligations and other debt activity.......       (37)            591
                                                                                       -------        --------
    Cash provided  by financing activities..........................................    26,651           2,968
                                                                                       -------        --------
Effect of exchange rate changes on cash.............................................       322            (150)
                                                                                       -------        --------
Net change in cash and cash equivalents.............................................    22,485             917
Beginning cash and cash equivalents.................................................    52,359          81,694
                                                                                       -------        --------
Ending cash and cash equivalents....................................................   $74,844        $ 82,611
                                                                                       =======        ========

                            See accompanying notes

                          BORLAND INTERNATIONAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

  In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that effect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for returns and bad debts and the length of product life cycles and buildings' lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Borland International, Inc. annual report on form 10-K for the fiscal year ended March 31, 1997.


NOTE 2.  EARNINGS (LOSS) PER SHARE

  Net income (loss) per common and common equivalent share for the three months ended June 30, 1997 and 1996 was determined using the modified treasury stock method.

  SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the financial statements for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB Opinion No. 15. SFAS 128 is effective for the Company's fiscal quarter ending December 31, 1997. The following table represents unaudited pro forma disclosures of basic and diluted EPS in accordance with SFAS 128 assuming the standard was adopted during all periods presented below:

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                          1997         1996
                                                         -----        ------

Net income (loss) per common share - as reported         $ 0.0        $(0.60)

Basic net income (loss) per common share - pro forma     $ 0.0        $(0.60)

Diluted net income (loss) per common share - pro forma   $ 0.0        $(0.60)


NOTE 3. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND PREFERRED STOCK WARRANTS

  On June 30, 1997, the Company completed the initial closing (the "Initial Closing") of a privately placed equity financing pursuant to a series of subscription agreements (the "Financing Agreements") with 22 investors (the "Investors"). The Financing Agreements contemplate several closings of sales of Series B Preferred Stock (the "Series B Shares") and warrants to purchase Common Stock (the "Warrants") which closings are subject to various conditions. At the Initial Closing, the Company raised net proceeds of approximately $25 million through the sale of 495 Series B Shares and Warrants to purchase up to 198,000 shares of the Company's Common Stock. After the satisfaction of certain holding periods, each Series B Share is convertible, at the option of its holder, into shares of Common Stock of the Company based upon a conversion price equal to the lower of the lowest closing market price of the Company's Common Stock during the seven trading days before the conversion date or $6.94. The Warrants have an exercise price of $8.67 per share. Subject to various conditions, the Financing Agreements provide for the issuance of an additional 55 Series B Shares and Warrants to purchase 22,000 shares of the Company's Common Stock which is to be made at a second closing and on the same terms applicable at the Initial Closing.

  Subject to various additional conditions, including, but not limited to, approval of the Company's stockholders, the Company has the option ("Company Put Option") to require the Investors to purchase additional Series B Shares and Warrants, and the Investors have the right to require that the Company sell to them additional Series B Shares and Warrants ("Investor Call Options"). The maximum number of additional Series B Shares and Warrants which the Company may require the Investors to purchase is 500 Series B Shares, for an additional purchase price of approximately $25 million, and Warrants to purchase 200,000 shares of the Company's Common Stock. If the Company exercises its right to sell the maximum number of shares pursuant to the Company Put Option, the Investors may require that the Company sell to them pursuant to the Investor Call Options a maximum of 420 additional Series B Shares, for a purchase price of approximately $21 million, (or 220 Series B Shares, for a purchase price of approximately $11 million, if the Company does not exercise the Company Put Option) and the number of shares subject to additional Warrants would be 168,000 (or 88,000 if the Company does not exercise the Company Put Option). The Series B Shares and Warrants issued upon exercise of the Company Put Option or the Investor Call Options will have the same terms and rights as the Series B Shares and Warrants issued at the Initial Closing except that the maximum conversion price and exercise price, respectively, will be based upon the market price of the Company's Common Stock at the time of each subsequent issuance of such Series B Shares and Warrants.

  Notwithstanding the above, in order to comply with the rules of the NASDAQ Stock Market which require stockholder approval for issuance's of 20% or more of the Company's outstanding stock, the number of shares of the Company's Common Stock issuable pursuant to this financing cannot exceed 20% of the Company's outstanding Common Stock unless the Company obtains the approval of the Company's stockholders.

  For further information regarding this transaction the reader should refer to the Company's form 8-K and Notice and Proxy statement filed on July 14, 1997 and July 24, 1997 respectively.


NOTE 4. INCOME TAXES

  Income tax expense for the quarter ended June 30, 1997 was approximately $0.2 million. Such tax expense results principally from non-U.S. withholding taxes, which are assessed without regard to the profitability of the applicable operation.


2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This discussion and analysis is designed to be read in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-K for the fiscal year ended March 31, 1997. Copies of the Form 10-K are available from the Company. Historical results and percentage relationships should not be taken as necessarily indicative of the operating results for any future period.

  This Current Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Actual future results may differ materially. Readers are referred to the documents filed by the Company with the Securities and Exchange Commission, specifically the most recent reports on Form 10-K and 8-K, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

  In addition to an analysis of recent and historical financial results, the Form 10-K includes an analysis of certain risks to the Company's business, including risks which are inherent to software development as well as specific risks relating to the competitive environment in which the Company operates. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks, which the Company might face. In particular, the Company is in an extremely competitive industry which has been subject to continual and rapid change. Certain of the Company's competitors have substantially greater financial, management, marketing and technical resources than the Company. The Company believes that the principal competitive factors in its industry are technology, distribution and market capability, pricing, product performance (including scalability and interoperability) and customer support. To remain competitive, the Company must continually introduce new technologically advanced products and updates of existing products.

  As a result of rapid and continual advances in the technology and the marketplace there can be no assurance that the Company will be able to deliver such products and updates. Among other factors, key employee retention, delay in product introductions, market acceptance of product introductions, currency rate fluctuations, anticipated decline in revenue from desktop database products, and the challenges inherent in the Company's entry into the client/server and Internet/intranet markets all contribute to substantial further uncertainties. All investors should carefully read the Form 10-K, together with this 10-Q, and consider all such risks before making an investment decision with respect to the Company's stock.

  Although the Company realized an operating profit in the quarter ended June 30, 1997, no assurance can be given that the Company will remain profitable. Among other matters, the Company's ability to continue to remain profitable will be substantially dependent upon its ability to successfully complete and introduce new products and to successfully maintain cost saving measures associated with previous restructurings. There can be no assurance that the Company will be able to successfully accomplish the foregoing or to remain profitable in future periods.

  The following table sets forth the unaudited consolidated results of operations as a percentage of net revenues for the three months ended June 30, 1997 and 1996.

                                                       Three Months Ended
                                                             June 30,
                                                       ------------------
                                                         1997      1996
                                                        ------    ------
Net revenues..........................................  100.0%    100.0%
Cost of revenues......................................   15.1      23.3
                                                        -----     -----
Gross margin..........................................   84.9      76.7
                                                        -----     -----
Selling, general and administrative...................   59.4     105.7
Research and development..............................   25.2      34.6
                                                        -----     -----
Total operating expenses..............................   84.6     140.3
                                                        -----     -----
Operating profit (loss)...............................    0.3     (63.6)
Interest income, net and other........................    0.4       4.9
                                                        -----     -----
Income (loss) before income taxes.....................    0.7     (58.7)
Income tax (benefit)..................................   (0.5)     (1.4)
                                                        -----     -----
Net income (loss).....................................    0.2%    (57.3)%
                                                        =====     =====

NET REVENUES

  Borland International, Inc. develops, markets and supports software development tools, intelligent middleware, database management systems, and application management systems for business enterprises and independent software developers. The Company has several product lines and additional complementary products and services that are designed to meet the needs of software developers and business enterprises developing and using software in the desktop, local area network ("LAN"), client/server and Internet/intranet environments.

  The Company markets and distributes its products worldwide primarily through independent distributors, dealers, value-added resellers (''VARs'') and independent software vendors (''ISVs''). The Company also markets and sells to corporations, governments, educational institutions and end-user customers through direct sales and through the Internet.

  Revenues were $42.0 million for the first quarter of fiscal 1998, an increase of 10% from $38.1 million in the comparable quarter ended June 30, 1996. Net revenues were enhanced as a result of the introduction of Delphi 3.0 and Borland C++ Builder 1.0 early in the quarter. In addition, the Company has begun to recognize results from it's client/server marketing strategy. Client/server products represented approximately 47% of net revenues in the quarter ended June 30, 1997 as compared to approximately 25% in the same period of the prior year.

  The Company's non-U.S. net revenues represented approximately 66% and 78% of total net revenues in the quarter ended June 30, 1997 and 1996, respectively. Non-US revenues as percentage of total revenues declined in the first quarter of fiscal 1998 primarily due to broad market acceptance of Delphi 3.0 in the U.S., as compared with the same quarter last year when the Company experienced high returns of the Delphi 2.0 product.

  The Company has, in the past, experienced declining sales of certain of its products in anticipation of the release of new products. Furthermore, the Company cannot determine whether the increasing price competition in the industry, the timing of competitors' product releases or other factors will have an adverse effect upon the product upgrade revenue which has historically been a significant component of the Company's revenue. Finally, a greater portion of the Company's revenues are being derived from client/server sales which are characterized by longer sales cycles and increased transaction values. As a result, such revenues may be subject to increased variability over time.

  The Company expects that a significant portion of its remaining fiscal 1998 revenues will come from new products and new versions of existing products as well as the release of client server developer tools and products for Internet/intranet-related development. There can be no assurances that sales of such new products and versions will meet the Company's expectations due to various factors. For example, the Company may introduce certain of such products later to market than expected or later to market than competitors' introductions, or competitors may introduce competitive products at lower prices. In addition, overall questions regarding the acceptance of new products, the Internet as a new computing paradigm or Sun Microsystems Inc.'s Java programming language may adversely affect such sales.

  The Company's ability to implement its strategy to focus on software developers and the opportunities associated with the client/server, multi-tier market could have a significant impact on future revenues. The Company's relatively recent entry into this market is subject to a number of risks, including the risks that the Company has historically not competed in this market, that the market itself is new and evolving, that the Company must make choices regarding the operating systems to focus upon, and that there are several very large and well entrenched businesses as well as a number of smaller, very successful companies already competing in this market. There can be no assurances that the sales of these client/server, multi-tier products will meet the Company's expectations due to various factors including the ongoing transition of and investment in resources for this segment by the Company, the Company's credibility in this arena, and a competitive environment in which many of the Company's competitors have greater financial resources which may be leveraged to gain market share.

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


GROSS MARGINS

  Gross margins were 84.9% and 76.7% of net revenues in the quarters ended June 30, 1997 and 1996, respectively. The improvement in margins was primarily the result of the increase in client/server products as a percentage of net revenues. In addition, the Company benefited from improved inventory control measures implemented during fiscal 1997.

  Gross margins can be affected by various factors, including product revenue mix, price changes, changes in the composition of sales by product or distribution channel, sales volumes, special product promotions and return privileges, all of which may be subject to other factors, including the timing of product releases, actions taken by competitors, or other factors beyond the Company's control. In particular, the Company's gross margins can be strongly affected in particular periods by aggressive pricing strategies and return privileges employed in connection with new product introductions and upgrades. The microcomputer software industry continues to experience substantial price competition. The extent to which price competition may require the Company to lower prices with the result of lower margins remains uncertain.


SELLING, GENERAL AND ADMINISTRATIVE

  Selling, general and administrative expenses were $24.9 million and $40.3 million for the quarters ended June 30, 1997 and 1996, and were 59.4% and 105.7% of net revenues for such periods, respectively. Selling, general and administrative expenses declined by 38.2% as compared to the same quarter last year. In addition to cost savings associated with prior year restructurings, the Company took steps to eliminate redundant marketing programs and duplicative functions within its sales organization.

  Although certain selling, general and administrative expenses can be managed or controlled on a medium or long term basis, a substantial portion of such expenses are essentially fixed on a quarter to quarter basis. As a result, when the Company suffers adverse effects to its net revenues or margins because of delays in new product introductions, price competition or other competitive factors, the Company generally is unable to take actions in the short term to substantially reduce expenses.

  The Company incurs substantial expenses in connection with the introduction of new products and generally a significant portion of such costs are incurred prior to the release of the new products. As a result, in addition to the general risks associated with the ultimate success of the Company's new products, results for any quarter may be materially and adversely affected to the extent significant expenses are incurred, but significant revenues from the new product are not recognized until a later quarter.


RESEARCH AND DEVELOPMENT

  Research and development expenses were $10.6 million and $13.2 million in the quarters ended June 30, 1997 and 1996, and were 25.2% and 34.6% of net revenues for such periods, respectively. The decrease in research and development expenses is principally due to a reduction in headcount associated with the prior year restructuring efforts. However, consistent with the Company's commitment to new product development, research and development expense is only down 19.8% as compared with an overall operating expense reduction of 33.6%.

  The Company's focus on providing products to the software developer community is subject to a number of uncertainties including, but not limited to, the Company's ability to make timely product introductions, the increasing importance of Internet technologies, and competitive responses to the Company's strategic actions. The Company believes that it is necessary to continue to invest in research and development efforts to remain competitive. Because of the inherent uncertainties of software development projects, there can be no assurance that the Company's research and development efforts will result in successful product introductions or increased revenue.


RESTRUCTURINGS

  Subsequent to March 31, 1997, there have been no changes to the Company's estimate of the total cost of restructurings occurring prior to fiscal 1998. During the three months ended June 30, 1997 and 1996, the restructuring reserves decreased by $1.3 million and $0.7 million, respectively. primarily due to cash payments related to severance payments and noncancellable rent costs of excess facilities. There were no non-cash charges during the quarter.

                                                                                          Reversal
                                      Severance                Other                      of Prior
                                        and                    Asset                    Restructuring
                                      Benefits    Facilities   Charges   CTA   Other       Accruals      Total
                                      --------    ----------   -------   ---   -----    -------------   -------
                                                                    (in thousands)
Accrual as of March 31, 1997.......    2,047      1,959         --        --     952         --           4,958
Three Months Ended June 30, 1997:..       --         --         --        --      --         --              --
      Non-cash charges.............       --         --         --        --      --         --              --
      Cash charges.................   (1,090)       (30)        --        --    (168)        --          (1,288)
                                     -------     ------        ---       ---   -----       ----         -------
Accrual as of June 30, 1997........  $   957     $1,929        $--       $--   $ 784       $ --         $ 3,670
                                     =======     ======        ===       ===   =====       ====         =======

INTEREST INCOME, NET AND OTHER

  Interest income, net and other, was $0.2 million and $1.9 million for the three months ended June 30, 1997 and 1996, and were 0.4% and 4.9% of net revenues for such periods, respectively. The decrease is primarily due to a lower average cash balances during the quarter.


INCOME TAXES

  Income tax expense for the quarter ended June 30, 1997 was approximately $0.2 million. Such tax expense results principally from non-U.S. withholding taxes, which are assessed without regard to the profitability of the applicable operation.


LITIGATION

  The Company is subject to a lawsuit, Kaplan et al vs. Kahn et al, originally
                                       ---------------------------
brought in the United States District

Court for the Northern District of California in January, 1993. This lawsuit alleges certain securities law violations by the Company and certain of its officers and directors. The lawsuit, as amended, purports to represent a class of investors who purchased or otherwise acquired the Company's Common Stock between March 5, 1991 and December 9, 1992. The Company is also subject to a second suit. On February 28, 1995, the Company and certain of its officers and directors were named as defendants in a lawsuit, Crook et al vs. Kahn et al
                                                 --------------------------
filed in the U.S. District Court for the Northern District of California. The complaint alleges certain violations of the federal securities laws and purports to be brought as a class action on behalf of all persons other than the defendants, who purchased or otherwise acquired the Common Stock of the Company between June 6, 1994 and October 19, 1994. As of February 29, 1996 the parties had entered into a stipulation to settle both these matters. This stipulation was then submitted to the Court for approval and monies were deposited in escrow to fund the settlement. The Company recorded a charge in the full amount of the settlement to be paid by the Company. On May 29, 1997, the Court entered an order declining to approve the present plan of allocation proposed by counsel for the class representatives, but that order now has been vacated in order that the parties may submit additional material in support of the plan for distributing the settlement proceeds. Another hearing on the plan has been scheduled for November 7, 1997. At this time, there can be no assurance whether the plan will be approved, either in present or a modified form. If not settled and litigated, in the event of an adverse decision, such decision could have a material adverse effect on the Company's financial condition and results of operations.

  On January 16, 1996, in the case of Lotus Development Corp. vs. Borland
                                      -----------------------------------
International, Inc., the U.S. Supreme Court affirmed the judgment of the U.S.
-------------------
Court of Appeals for the First Circuit that Borland did not infringe the copyright of Lotus's spreadsheet product, Lotus 1-2-3. The Company initiated proceedings in the U.S. District Court in Massachusetts for a determination of what attorneys fees, if any, Borland may recover. On February 26, 1997, the U.S. District Court in Massachusetts denied Borland's request for attorneys fees but have awarded costs to Borland in a small amount. The Company has appealed the U.S. District Court's denial of attorneys fees and payment of full cost.

  On December 6, 1996 and December 19, 1996, two lawsuits were filed against the Company's subsidiary, Open Environment Corporation ('OEC"), and certain former officers and directors of OEC, alleging violations of federal securities laws prior to the Company's acquisition of OEC. The two lawsuits, Zeid vs. Open
                                                             -------------
Environment Corp., et. al. and S & S Associates vs. Open Environment Corp., et
-------------------------      -----------------------------------------------
al. were both filed in the United States District Court for the District of
--
Massachusetts. The lawsuits purport to be class actions brought on behalf of purchasers of OEC common stock from April 13, 1995 through October 10, 1996. The two cases have been consolidated. On July 22, 1997, a third lawsuit was filed in the United States District Court for the District of Massachusetts. This lawsuit, McDonough vs. Open Environment Corp., et al., asserts claims similar to
         -------------------------------------------
those raised in the previous lawsuits. The McDonough case purports to be brought on behalf of purchasers of OEC common stock pursuant to OEC's stock offering on April 13, 1995 and is brought against OEC, certain former OEC officers and directors, OEC's auditors, and the underwriters for the stock offering. The Company's OEC subsidiary intends to defend these cases vigorously.

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

LIQUIDITY AND CAPITAL RESOURCES

  Cash, cash equivalents and short-term investments were $76.6 million at June 30, 1997 a increase of $22.2 million from a balance of $54.4 million at March 31, 1997. Working capital increased from $(1.3) million as of March 31, 1997 to $27.2 million as of June 30, 1997.

  Net cash used by the Company for operating activities in the three months ended June 30, 1997 was $3.6 million and was primarily comprised of $1.3 million in cash payments associated with prior restructurings, a $1.5 million increase in accounts receivable as a result of increased sales, and payments of $3.8 of accrued expenses which was offset by $3.0 million of depreciation and other non-cash changes. Net cash used by investing activities of $0.9 million consisted primarily of $1.4 million of additions to equipment. Financing activities provided net cash of $26.7 million of which approximately $25.0 million was directly related to the sale of a newly created class of Series B Convertible Preferred Stock and warrants. Exercises of employee stock options made-up the remainder.

  The Company believes that its existing cash balances and funds expected to be provided by operations will be sufficient to finance its working capital requirements at least through the next twelve months.


RECENT EVENTS

CHANGE IN FISCAL YEAR

  On July 22, 1997, the registrant resolved to change its fiscal year end. The fiscal year end will change from the last calendar day of March to the last Saturday ending closest to December thirty-first. The change will be effective for calendar year 1998 starting with the period beginning January 1, 1998. Due to this change, the fiscal year which began on April 1, 1997, will be closing on December 31, 1997, a short period of nine calendar months.

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

  Exhibit 11 - Computation of Earnings (Loss) Per Share

  Exhibit 27 - Financial Data Schedule

  (b) REPORTS ON FORM 8-K

      On April 12, 1997, the Company filed a Report on Form 8-K reporting under item 5 thereof. The Company announced on May 6, 1997 the appointment of Kathleen M. Fisher as Vice President and Chief Financial Officer. Also under item 5 thereof the Company disclosed that on May 7, 1997, it filed a lawsuit against Microsoft Corporation in the California Superior Court in Santa Clara County.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                          BORLAND INTERNATIONAL, INC.
                                          ---------------------------
                                                 (Registrant)


Date: August 12, 1997

                                            /s/ Kathleen M. Fisher
                                          ---------------------------
                                              KATHLEEN M. FISHER
                                              Vice President and
                                           Chief Financial Officer