Form 10-Q
period 1997-09-30
BORLAND INTERNATIONAL INC /DE/
filed 1997-11-14
CIK 853273

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          --------------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended SEPTEMBER 30, 1997


          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


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

The number of shares of common stock outstanding as of  September 30, 1997 was
                                  38,335,855.

                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS


                          BORLAND INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                                        (AMOUNTS IN THOUSANDS,
                                                                                        EXCEPT PER SHARE DATA)
                                                                                SEPTEMBER 30,               MARCH 31,
                                                                                    1997                       1997
                                                                                --------------             ------------
                                ASSETS
Current assets:
        Cash and cash equivalents  ....................................           $  81,679                  $  52,359
        Short-term investments  .......................................               1,793                      2,001
        Accounts receivable, net  .....................................              21,375                     17,785
        Inventories  ..................................................                 971                      1,047
        Other .........................................................               7,164                      5,837
                                                                                  ---------                  ---------
                Total current assets  .................................             112,982                     79,029
Property and equipment, net  ..........................................             103,244                    106,563
Other non-current assets  .............................................               6,992                      7,110
                                                                                  ---------                  ---------
                 Total assets  ........................................           $ 223,218                  $ 192,702
                                                                                  =========                  =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable  .............................................           $  11,044                  $  14,574
        Accrued expenses  .............................................              40,303                     37,724
        Short-term restructuring  .....................................               1,892                      4,740
        Income taxes payable  .........................................               4,227                      4,463
        Other..........................................................              18,646                     18,817
                                                                                  ---------                  ---------
                Total current liabilities  ............................              76,112                     80,318
Long-term debt and other  .............................................              22,141                     22,508
                                                                                  ---------                  ---------
                Total liabilities  ....................................              98,253                    102,826
                                                                                  ---------                  ---------
Mandatorily redeemable convertible preferred stock;
        $50,000 par value; 1,470 shares authorized;
        495 issued and outstanding.....................................              24,265                         --

Stockholders' equity:
        Common stock; $.01 par value; 100,000 shares authorized;
          38,336 and 37,119 issued and outstanding  ...................                 383                        371
        Additional paid-in capital  ...................................             318,600                    309,800
        Accumulated deficit  ..........................................            (221,900)                  (223,497)
        Cumulative translation adjustment  ............................               3,617                      3,202
                                                                                  ---------                  ---------
                Total stockholders' equity  ...........................             100,700                     89,876
                                                                                  ---------                  ---------
                                                                                  $ 223,218                  $ 192,702
                                                                                  =========                  =========


         See notes to the condensed consolidated financial statements.

                          BORLAND INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                 (AMOUNTS IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)
                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                                        --------------------  --------------------
                                                                          1997       1996       1997       1996
                                                                        --------  ----------  --------  ----------
Net revenues..........................................................   $42,500   $ 39,306    $84,470   $ 77,452
Cost of revenues......................................................     6,375      7,559     12,731     16,457
                                                                         -------   --------    -------   --------
Gross profit..........................................................    36,125     31,747     71,739     60,995
                                                                         -------   --------    -------   --------
Selling, general and administrative...................................    25,095     32,575     50,024     71,810
Research and development..............................................     9,905     14,679     20,481     27,859
Restructuring related charges.........................................         -          -          -      1,083
                                                                         -------   --------    -------   --------
   Total operating expenses...........................................    35,000     47,254     70,505    100,752
                                                                         -------   --------    -------   --------
Operating income (loss)...............................................     1,125    (15,507)     1,234    (39,757)
Interest income, net and other........................................       593      1,660        764      3,547
                                                                         -------   --------    -------   --------
Income (loss) before income taxes.....................................     1,718    (13,847)     1,998    (36,210)
Income tax provision (benefit)........................................       200        463        401        (91)
                                                                         -------   --------    -------   --------
Net income  (loss)....................................................   $ 1,518   $(14,310)   $ 1,597   $(36,119)
                                                                         =======   ========    =======   ========
Net income (loss) per common and common equivalent share (Note 2).....     $0.03     $(0.40)     $0.03     $(1.00)
                                                                         =======   ========    =======   ========
Weighted average number of common and common equivalent                   39,101     36,319     39,064     36,293
 shares outstanding...................................................   =======   ========    =======   ========



         See notes to the condensed consolidated financial statements.

                          BORLAND INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                     (AMOUNTS IN THOUSANDS)
                                                                                                        SIX MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                             ------------------------------------
                                                                                                    1997                 1996
                                                                                             ---------------      ---------------
Cash flows from operating activities:
  Net income (loss)..........................................................................      $ 1,597             $(36,119)
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization...........................................................        5,041                8,085
  Changes in assets and liabilities:
     Accounts receivable.....................................................................       (3,590)              17,900
     Inventories.............................................................................           76                  378
     Other current assets....................................................................       (1,327)                 (31)
     Other non-current assets................................................................          (44)                (183)
     Accounts  payable, accrued expenses and short-term restructuring........................       (3,799)              (6,098)
     Income taxes payable and other..........................................................         (236)               4,773
     Other current liabilities...............................................................         (171)              (3,019)
                                                                                                   -------              -------
     Cash used by operating activities.......................................................       (2,453)             (14,314)
                                                                                                   -------              -------

Cash flows from investing activities:
  Acquisition of property and equipment......................................................       (2,326)              (2,899)
  Acquisition of product rights and additions to capitalized software........................            -                  (22)
  Sale of fixed assets and assets held for sale..............................................          718                   35
  Net change in short-term investments.......................................................          208               19,624
                                                                                                   -------              -------
     Cash provided (used) by investing activities............................................       (1,400)              16,738
                                                                                                   -------              -------

Cash flows from financing activities:
  Proceeds from issuance of common and preferred stock, net..................................       33,078                2,393
  Repayment of capital lease obligations and other debt activity.............................         (367)                (368)
                                                                                                   -------              -------
     Cash provided  by financing activities.................................................        32,711                2,025
                                                                                                   -------              -------
Effect of exchange rate changes on cash......................................................          462                 (331)
                                                                                                   -------              -------
Net change in cash and cash equivalents......................................................       29,320                4,118
Net cash adjustment to conform the year end of Open Environment Corporation..................            -                1,472
                                                                                                   -------              -------
Beginning cash and cash equivalents..........................................................       52,359               81,694
                                                                                                   -------              -------
Ending cash and cash equivalents.............................................................      $81,679             $ 87,284
                                                                                                   =======             ========


         See notes to the condensed consolidated financial statements.

                          BORLAND INTERNATIONAL, INC.
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1.  BASIS OF PRESENTATION

  In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that effect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for returns and bad debts and the length of product life cycles and buildings' lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Borland International, Inc. Annual Report on Form 10-K for the fiscal year ended March 31, 1997.


NOTE 2.  NET INCOME (LOSS) PER SHARE

  Net income (loss) per share was calculated on net income (loss) available to common stockholders. For the three and six months ended September 30, 1997, the net income per share was computed as net income of $1,518,000 and $1,597,000, respectively, less $383,000 relating to the accretion attributable to the warrants issued in conjunction with the private placement of manditorily redeemable convertible preferred stock (see Note 3) divided by the weighted average common and common equivalent shares outstanding. For the three and six months ended September 30, 1997 and 1996 the weighted average common and common equivalent shares were determined using the modified treasury stock method.
The impact of the manditorily redeemable convertible preferred stock on fully diluted earnings per share were antidilutive for the three and six months ended September 30, 1997.


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

  Subject to various additional conditions, the Company has the option ("Company Put Option") to require the Investors to purchase additional Series B Shares and Warrants, and the Investors have the right to require that the Company sell to them additional Series B Shares and Warrants ("Investor Call Options"). The maximum number of additional Series B Shares and Warrants which the Company may require the Investors to purchase is 500 Series B Shares, for an additional purchase price of approximately $25 million, and Warrants to purchase 200,000 shares of the Company's Common Stock. If the Company exercises its right to sell the maximum number of shares pursuant to the Company Put Option, the Investors may require that the Company sell to them pursuant to the Investor Call Options a maximum of 420 additional Series B Shares, for a purchase price of approximately $21 million, (or 220 Series B Shares, for a purchase price of approximately $11 million, if the Company does not exercise the Company Put Option) and the number of shares subject to additional Warrants would be 168,000 (or 88,000 if the Company does not exercise the Company Put Option). The Series B Shares and Warrants issued upon exercise of the Company Put Option or the Investor Call Options will have the same terms and rights as the Series B Shares and Warrants issued at the Initial Closing except that the maximum conversion price and exercise price, respectively, will be based upon the market price of the Company's Common Stock at the time of each subsequent issuance of such Series B Shares and Warrants.

  For further information regarding this transaction the reader should refer to the Company's Current Report on Form 8-K and Definitive Proxy Statement filed with the Securities and Exchange Commission on July 14, 1997 and July 24, 1997, respectively.

NOTE 4. INCOME TAXES

  Income tax expense for the quarter ended September 30, 1997 was approximately $0.2 million. Such tax expense results principally from non-U.S. withholding taxes, which are assessed without regard to the profitability of the applicable operation.

NOTE 5. PRO FORMA NET INCOME (LOSS) PER SHARE

  The Company computes its net income (loss) per share as stated in Note 2 in accordance with provisions of the Accounting Principles Board's Opinion No. 15 (APB 15), "Earnings Per Share". In February 1997, the Financial Accounting Standards Board released FAS 128, "Earnings Per Share" (FAS 128). The new standard supersedes APB 15 and is effective for fiscal quarters beginning after December 15, 1997.

  Under FAS 128, primary and fully diluted net income per share will be replaced by basic and diluted net income per share. Basic net income per share is computed based only on the weighted average number of common shares outstanding during the period and does not give effect to the dilutive effect of common equivalent shares, such as stock options. Diluted net income per share is computed in the same manner as fully diluted net income per share, except that the dilutive effect of the stock options is always based on the average market price of the stock during the period, not the higher of the average and the period end market price as required under APB 15.

  Had the Company computed its net income (loss) per share based on FAS 128, the pro forma amounts for basic and diluted net income per share would have been as follows:

                                                              Three Months              Six Months
                                                          -----------------------   --------------------
                                                            Ended September 30,     Ended September 30,
                                                          ------------------------  ---------------------
                                                              1997         1996        1997       1996
                                                          ------------  ----------  ----------  ---------

Net income (loss) per common share - as reported              $0.03       $(0.40)      $0.03      $(1.00)

Basic net income (loss) per common share - pro forma          $0.03       $(0.39)      $0.03      $(0.97)

Diluted net income (loss) per common share - pro forma        $0.03       $(0.40)      $0.03      $(1.00)


NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board (FASB) issued FAS No. 130 "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements for periods beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income which are excluded from net income include cumulative translations adjustments resulting from consolidation of foreign subsidiaries' financial statements and unrealized gains and losses on available-for-sale securities. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt FAS 130 beginning in 1998 and does not expect such adoption to have a material effect on the consolidated financial statements.

  In June 1997, the FASB issued FAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). This statement establishes standards for the way companies report information about operating segments in annual financial statements for periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This discussion and analysis is designed to be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Form 10-K for the fiscal year ended March 31, 1997. Copies of the Form 10-K are available from the Company. Historical results and percentage relationships should not be taken as indicative of the operating results for any future period.

  This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Actual future results may differ materially. The Company's operating results have varied significantly in the past and the Company expects such results are likely to vary significantly from time to time in the future. Readers are referred to the documents filed by the Company with the Securities and Exchange Commission, specifically the most recent reports on Form 10-K and 8-K, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

  In addition to an analysis of recent and historical financial results, the Form 10-K includes an analysis of certain risks to the Company's business, including risks which are inherent to software development as well as specific risks relating to the competitive environment in which the Company operates. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks which the Company might face. In particular, the Company is in an extremely competitive industry which has been subject to continual and rapid change. Certain of the Company's competitors have substantially greater financial, management, marketing and technical resources than the Company. The Company believes that the principal competitive factors in its industry are technology, distribution and market capability, pricing, product performance (including scalability and interoperability) and customer support. To remain competitive, the Company must continually introduce new technologically advanced products and updates of existing products.

  As a result of rapid and continual advances in the technology and the marketplace there can be no assurance that the Company will be able to deliver such products and updates. Among other factors, key employee retention, delays in product introductions, market acceptance of product introductions, currency rate fluctuations, anticipated decline in revenue from desktop database products, and the challenges inherent in the Company's entry into the client/server, enterprise and Internet/intranet markets all contribute to substantial further uncertainties. All investors should carefully read the Form 10-K, together with this 10-Q, and consider all such risks before making an investment decision with respect to the Company's stock.

  Although the Company realized an operating profit in the quarter ended September 30, 1997, no assurance can be given that the Company will remain profitable. Among other matters, the Company's ability to continue to remain profitable will be substantially dependent upon its ability to successfully complete and introduce new products and to successfully maintain cost saving measures associated with previous restructurings. There can be no assurance that the Company will be able to successfully accomplish the foregoing or to remain profitable in future periods.

  The following table sets forth the unaudited consolidated results of operations as a percentage of net revenues for the three and six months ended September 30, 1997 and 1996.

                                                                THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                   SEPTEMBER 30,                             SEPTEMBER 30,
                                                         ----------------------------------         -------------------------------
                                                             1997                  1996                1997                1996
                                                         -------------         ------------         -----------         -----------
Net revenues........................................         100.0%               100.0 %             100.0%              100.0 %
Cost of revenues....................................          15.0                 19.2                15.1                21.2
                                                             -----                -----               -----               -----
Gross profit........................................          85.0                 80.8                84.9                78.8
                                                             -----                -----               -----               -----
Selling, general and administrative.................          59.0                 82.9                59.2                92.7
Research and development............................          23.3                 37.3                24.2                36.0
Restructuring related charges.......................             -                    -                   -                 1.4
                                                             -----                -----               -----               -----
   Total operating expenses.........................          82.3                120.2                83.4               130.1
                                                             -----                -----               -----               -----
Operating income (loss).............................           2.7                (39.4)                1.5               (51.3)
Interest income, net and other......................           1.4                  4.2                  .9                 4.6
                                                             -----                -----               -----               -----
Income (loss) before income taxes...................           4.1                (35.2)                2.4               (46.7)
Income tax provision (benefit)......................           0.5                  1.2                 0.5                (0.1)
                                                             -----                -----               -----               -----
Net income  (loss)..................................           3.6%               (36.4)%               1.9%              (46.6)%
                                                             =====                =====               =====               =====


OVERVIEW

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

NET REVENUES

  Net revenues were $42.5 million for the three months ended September 30, 1997, an increase of 8% from $39.3 million for the three months ended September 30, 1996. Net revenues were $84.5 million for the six months ended September 30, 1997, an increase of 9% from $77.5 million for the six months ended September 30, 1996. Net revenues in the current quarter were favorably affected by the introduction of JBuilder 1.0, the Company's Java development product. In addition, the Company continues to realize positive results from its increased focus and marketing efforts on the client/server, enterprise and Internet markets. These products represented approximately 55% of net revenues for the three months ended September 30, 1997 as compared to 47% of net revenues for the three months ended June 30, 1997. The Company's non-U.S. net revenues represented approximately 56% for the three months ended September 30, 1997 and 1996.

  The Company expects its revenue may vary from quarter to quarter as a result of numerous factors. For example, in the past, the Company has experienced declining sales of certain of its products in anticipation of the release of new products. Also, the Company cannot determine whether the increasing price competition in the industry, the timing of competitors' product releases or other factors will have an adverse effect upon the product upgrade revenue which has historically been a significant component of the Company's revenue. Finally, a greater portion of the Company's revenues are being derived from client/server and enterprise sales which are characterized by longer sales cycles and increased transaction values.

  The Company expects that a significant portion of its revenues for the quarter ending December 31, 1997, will come from new products and new versions of existing products as well as the release of client/server developer tools and products for Internet/intranet-related development. There can be no assurances that these products will be released on a timely basis or that the sales of such products will meet the Company's expectations.

  The Company's ability to implement its strategy to focus on software developers and the opportunities associated with the enterprise market could have a significant impact on future revenues. The Company's relatively recent entry into this market is subject to a number of risks, including the risks that the Company has historically not competed in this market, that the market itself is new and evolving, that the Company must make choices regarding the operating systems to focus upon, and that there are several very large and well entrenched businesses as well as a number of smaller, very successful companies already competing in this market. There can be no assurances that the sales of these client/server, multi-tier products will meet the Company's expectations due to various factors including the ongoing transition of and investment in resources for this segment by the Company, the Company's credibility in this arena, and a competitive environment in which many of the Company's competitors have greater financial resources which may be leveraged to gain market share.

  From time to time the Company may make announcements to its customers with respect to the time frames within which the Company expects to ship new products. Such announcements are for the purpose of providing its customers with a general idea of the expected availability of products for planning purposes based only upon estimates and are not a prediction by the Company of the exact availability of such products. In the past, certain of the Company's products shipped later, and in some cases substantially later, than the time frame within which the Company originally anticipated that the products would be available. Due to the inherent uncertainties of software development, it is likely that such situations will occur from time to time in the future as well. Moreover, the loss of key employees may increase the risk of delays in product availability from time frames originally anticipated. Consequently, announcements regarding the Company's expectations of when products may ship should not be considered a prediction by the Company that the products will ship in any particular fiscal quarter or otherwise be relied upon by investors as a basis for predicting the Company's results for any future period.

  The Company is dependent on licenses from third-party suppliers for certain of its products. In particular, the Company is dependent upon certain licenses from Microsoft Corporation which is both a licensor to the Company and its most significant competitor. If any such third-party licenses were terminated or not renewed or if these third parties fail to develop new products in a timely manner, the Company could be required to develop an alternative approach to developing its products which could require payment of substantial fees to third parties or additional internal development costs and delays and such products may not be successful in providing the same level of functionality. Such delays, increased costs or reduced functionality could materially adversely affect the Company's business, operating results and financial conditions.

GROSS MARGINS

  Gross margins were 85.0% and 80.8% of net revenues for the three months ended September 30, 1997 and 1996, respectively. Gross margins were 84.9% and 78.8% of net revenues for the six months ended September 30, 1997 and 1996, respectively. The improvement in margins for the respective periods was primarily the result of the increase in client/server and enterprise products as a percentage of net revenues. In addition, the Company benefited from improved inventory control measures implemented during fiscal 1997.

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

SELLING, GENERAL AND ADMINISTRATIVE

  Selling, general and administrative expenses were $25.1 million and $32.6 million for the three months ended September 30, 1997 and 1996, respectively, and were 59.0% and 82.9% of net revenues for such periods, respectively. Selling, general and administrative expenses declined by 23.0% as compared to the same quarter last year. In addition to cost savings associated with prior year restructurings, the Company took steps to eliminate redundant marketing programs and duplicative functions within its sales organization.

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

RESEARCH AND DEVELOPMENT

  Research and development expenses were $9.9 million and $14.7 million for the three months ended September 30, 1997 and 1996, and were 23.3% and 37.3% of net revenues for such periods, respectively. Research and development expenses declined 32.5% as compared to the same quarter last year. The decrease in research and development expenses is principally due to a reduction in headcount associated with the prior year restructuring efforts.

  The Company's focus on providing products to the software developer community is subject to a number of uncertainties including, but not limited to, rapid changes in the industry, the Company's ability to make timely product introductions, the increasing importance of Internet technologies, and competitive responses to the Company's strategic actions. The Company believes that it is necessary to continue to invest in research and development efforts to remain competitive. Because of the inherent uncertainties of software development projects, there can be no assurance that the Company's research and development efforts will result in successful product introductions or increased revenue.

RESTRUCTURINGS

  Subsequent to March 31, 1997, there have been no changes to the Company's estimate of the total cost of restructurings occurring prior to fiscal year 1998. During the six months ended September 30, 1997, the restructuring reserves decreased by $2.9 million. The decrease is primarily due to cash payments related to severance and noncancellable rent costs of excess facilities. The following table summarizes the Company's restructuring activity during the six months ended September 30, 1997:

                                                         Severance
                                                            and
                                                          Benefits     Facilities     Other        Total
                                                        ------------  -----------  -----------  ------------
                                                                           (IN THOUSANDS)
Accrual as of March 31, 1997                                $ 2,047       $ 1,959        $ 952         $ 4,958
     Cash charges...................................         (1,634)       (1,032)        (230)         (2,896)
                                                            -------       -------        -----         -------
Accrual as of September 30, 1997....................        $   413       $   927        $ 722         $ 2,062
                                                            =======       =======        =====         =======

INTEREST INCOME, NET AND OTHER

  Interest income, net and other, was $0.6 million and $1.7 million for the three months ended September 30, 1997 and 1996, and were 1.4% and 4.2% of net revenues for such periods, respectively. The decrease is principally due to a non-recurring benefit of $1.4 million of interest income in fiscal year 1997 related to a tax settlement with the U.S. Internal Revenue Service.

INCOME TAXES

  Income tax expense for the quarter ended September 30, 1997 was approximately $0.2 million. Such tax expense results principally from non-U.S. withholding taxes, which are assessed without regard to the profitability of the applicable operation.

LITIGATION

  The Company is subject to a lawsuit, Kaplan et al vs. Kahn et al, originally
                                       ---------------------------
brought in the United States District Court for the Northern District of California in January, 1993. This lawsuit alleges certain securities law violations by the Company and certain of its officers and directors. The lawsuit, as amended, purports to represent a class of investors who purchased or otherwise acquired the Company's Common Stock between March 5, 1991 and December 9, 1992. The Company is also subject to a second suit. On February 28, 1995, the Company and certain of its officers and directors were named as defendants in a lawsuit, Crook et al vs. Kahn et al filed in the U.S. District Court for the
         --------------------------
Northern District of California. The complaint alleges certain violations of the federal securities laws and purports to be brought as a class action on behalf of all persons other than the defendants, who purchased or otherwise acquired the Common Stock of the Company between June 6, 1994 and October 19, 1994. As of February 29, 1996 the parties had entered into a stipulation to settle both these matters. This stipulation was then submitted to the Court for approval and monies were deposited in escrow to fund the settlement. At the time, the Company recorded a charge in the full amount of the settlement to be paid by the Company. On May 29, 1997, the Court entered an order declining to approve the present plan of allocation proposed by counsel for the class representatives, but that order now has been vacated in order that the parties may submit additional material in support of the plan for distributing the settlement proceeds. Another hearing on the plan was held on November 12, 1997. At this time, there can be no assurance whether the plan will be approved, either in present or a modified form. If not settled and litigated, in the event of an adverse decision, such decision could have a material adverse effect on the Company's financial condition and results of operations.

  On January 16, 1996, in the case of Lotus Development Corp. vs. Borland
                                      -----------------------------------
International, Inc., the U.S. Supreme Court affirmed the judgment of the U.S.
------------------
Court of Appeals for the First Circuit that Borland did not infringe the copyright of Lotus's spreadsheet product, Lotus 1-2-3. The Company initiated proceedings in the U.S. District Court in Massachusetts for a determination of what attorneys fees, if any, Borland may recover. On February 26, 1997, the U.S. District Court in Massachusetts denied Borland's request for attorneys fees but have awarded costs to Borland in a small amount. The Company has appealed the U.S. District Court's denial of attorneys fees and payment of full cost.

  Three securities class action lawsuits have been filed against the Company's Open Environment Corp. ("OEC") subsidiary, certain former officers and directors of OEC, and OEC's outside auditors. These three lawsuits have been consolidated in the United States District Court for the District of Massachusetts under the name Zeid, et al. v. Open Environment Corp., et al., Civil Action No. 96-12466
     ----------------------------------------------
EFH. The consolidated lawsuit alleges violations of the federal securities laws prior to the Company's acquisition of OEC. The lawsuit is purportedly brought as a class action on behalf of purchasers of OEC stock from April 13, 1995 to October 10, 1996. The Company's OEC subsidiary intends to defend this lawsuit vigorously.

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

LIQUIDITY AND CAPITAL RESOURCES

  Cash, cash equivalents and short-term investments were $83.5 million at September 30, 1997 an increase of $29.1 million from a balance of $54.4 million at March 31, 1997. Working capital (deficit) increased from $(1.3) million as of March 31, 1997 to $36.9 million as of September 30, 1997.

  Net cash used by the Company for operating activities in the six months ended September 30, 1997, was $2.5 million and was primarily comprised of the Company's net income of $1.6 million offset by an increase in accounts receivable of $3.6 million. Additionally, $3.8 million was used to pay down accounts payable, accrued expenses and short-term restructuring charges originating from the year ended March 31, 1997. Net cash used by the Company for investing activities of $1.4 million consisted primarily of $2.3 million from the purchase of property and equipment less sales of equipment for $.7 million. Financing activities provided net cash of $33.0 million, primarily from exercises of employee stock options and the issuance of 495 shares of manditorily convertible preferred stock and warrants.

  The Company believes that its existing cash balances and funds expected to be provided by operations will be sufficient to finance its working capital requirements at least through the next twelve months.

RECENT EVENTS

  CHANGE IN FISCAL YEAR

  On July 22, 1997, the Company resolved to change its fiscal year end. The fiscal year end will change from the last calendar day of March to the last Saturday ending closest to December thirty-first. The change will be effective for calendar year 1998 starting with the period beginning January 1, 1998. Due to this change, the fiscal year which began on April 1, 1997, will end on December 31, 1997, a short period of nine calendar months.

                          PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

  (c)  Recent Sales of Unregistered Securities

  On June 30, 1997, the Company completed the initial closing (the "Initial Closing") of a privately placed equity financing pursuant to a series of subscription agreements (the "Financing Agreements") with 22 investors (the "Investors"). The Financing Agreements contemplate several closings of sales of Series B Preferred Stock (the "Series B Shares") and warrants to purchase Common Stock (the "Warrants") which closings are subject to various conditions. At the Initial Closing, the Company raised proceeds of approximately $25 million through the sale of 495 Series B Shares and Warrants to purchase up to 198,000 shares of the Company's Common Stock. After the satisfaction of certain holding periods, each Series B Share is convertible, at the option of its holder, into shares of Common Stock of the Company based upon a conversion price equal to the lower of the lowest closing market price of the Company's Common Stock during the seven trading days before the conversion date or $6.94. The Warrants have an exercise price of $8.67 per share. Subject to various conditions, the Financing Agreements provide for the issuance of an additional 55 Series B Shares and Warrants to purchase 22,000 shares of the Company's Common Stock which is to be made at a second closing and on the same terms applicable at the Initial Closing.

  Subject to various additional conditions, the Company has the option
("Company Put Option") to require the Investors to purchase additional Series B Shares and Warrants and the Investors have the right to require that the Company sell to them additional Series B Shares and Warrants ("Investor Call Options"). The maximum number of additional Series B Shares and Warrants which the Company may require the Investors to purchase is 500 Series B Shares, for an additional purchase price of approximately $25 million, and Warrants to purchase 200,000 shares of the Company's Common Stock. Assuming that the Company exercises its right to sell the maximum number of shares under the Company Put Option, the maximum number of additional Series B Shares which the Investors may require that the Company sell to them under the Investor Call Options is 420 Series B Shares, for a purchase price of approximately $21 million, (220 Series B Shares, for a purchase price of approximately $11 million, if the Company does not exercise the Company Put Option) and the number of shares subject to additional Warrants would be 168,000 (88,000 if the Company does not exercise the Company Put Option). The Series B Shares and Warrants issued upon exercise of the Company Put Option or the Investor Call Options will have the same terms and rights as the Series B Shares and Warrants issued at the Initial Closing except that the maximum conversion price and exercise price, respectively, will be based upon the market price of the Company's Common Stock at the time of the subsequent issuance of such Series B Shares and Warrants.

  Each of the above issuances were not and will not be registered under the Securities Act of 1933, as amended (the "1933 Act") in reliance upon the exemptions provided by Section 4(2) of the 1933 Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At Borland International, Inc.'s Annual Meeting of Stockholders held on September 5, 1997, the following proposals were submitted to the stockholders for vote at the meeting:

  1. The election Delbert W. Yocam as a Class II director to serve a three year term expiring upon the 2000 Annual Meeting of Stockholders or upon the election and qualification of a duly elected successor. Of the total shares voting on the forgoing resolution 30,397,550 voted in favor and 1,185,026 withheld authority to vote.

  2. The approval of the Company's 1997 Stock Option Plan, including the reservation of 1,600,000 shares of Common Stock thereunder. Of the total shares voting on the forgoing resolution 24,454,505 voted in favor, 6,021,458 voted against and 222,423 abstained.

  3. The approval of the Company's 1997 Employee Stock Purchase Plan, including the reservation of 200,000 shares of Common Stock thereunder. Of the total shares voting on the forgoing resolution 29,356,856 voted in favor, 1,183,390 voted against and 158,140 abstained.

  4. The approval of the issuance of the Company's Common Stock upon (i) the conversion of up to 1,470 shares of the Company's Series B Convertible Preferred Stock and (ii) the exercise of warrants for the purchase of up to 588,000 shares of the Company's Common Stock. Of the total shares voting on the forgoing resolution 15,997,182 voted in favor, 1,137,139 voted against and 218,694 abstained.

  5. Ratification of the appointment of Price Waterhouse LLP as the Company's independent accountants for the year ending December 31, 1998. Of the total shares voting on the forgoing resolution 31,232,488 voted in favor, 220,789 voted against and 129,299 abstained.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

      Exhibit 3.1 - Restated Certificate of Incorporation of the Registrant
      Exhibit 3.2 - Amended By Laws of  the Registrant
      Exhibit 10.1 - Third Addendum to Employment Agreement with Delbert W.
                     Yocam
      Exhibit 11 - Statement Regarding Computation of Per Share Earnings
      Exhibit 27 - Financial Data Schedule

  (b) REPORTS ON FORM 8-K

        On July 14, 1997, the Company filed a Report on Form 8-K reporting under item 5 thereof. The Company announced the initial closing on June 30, 1997 of a privately placed equity financing arrangement. The Company raised net proceeds of approximately $25 million through the sale of 495 Series B Shares and Warrants to purchase up to 198,000 shares of the Company's Common Stock. Subject to various additional conditions, the Company has the option ("Company Put Option") to require the Investors to purchase additional Series B Shares and Warrants, and the Investors have the right to require that the Company sell to them additional Series B Shares and Warrants ("Investor Call Options").

        On August 5, 1997, the Company filed a Report on Form 8-K/A reporting under item 8 thereof. The Company disclosed that on July 22, 1997, the Company had resolved to change its fiscal year end. The fiscal year end will change from the last calendar day of March to the last Saturday ending closest to December thirty-first. The change will be effective for calendar year 1998 starting with the period beginning January 1, 1998. Due to this change, the fiscal year which began on April 1, 1997, will end on December 31, 1997, a short period of nine calendar months.

        On September 23, 1997, the Company filed a Report on Form 8-K reporting under item 5 thereof. The Company disclosed that on September 19, 1997, the Company and Microsoft Corporation had settled a lawsuit brought by Borland on May 7, 1997, in Santa Clara County, Calif., Superior Court. Details of the terms of the settlement were not disclosed.

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



                                        BORLAND INTERNATIONAL, INC.
                                        ---------------------------
                                                (Registrant)


Date: November 14, 1997

                                            /s/ Kathleen M. Fisher
                                        -------------------------------
                                              KATHLEEN M. FISHER
                                              Vice President and
                                           Chief Financial Officer
                                   (on behalf of the registrant and as
                                principal financial and accounting officer)