Form 10-K405
period 1997-12-31
BORLAND INTERNATIONAL INC /DE/
filed 1998-03-31
CIK 853273

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

          [_]    Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

          [X]   Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                        FOR THE TRANSITION PERIOD FROM
                      April 1, 1997 to December 31, 1997

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

             100 BORLAND WAY, SCOTTS VALLEY, CALIFORNIA 95066-3249
             (Address if principal executive offices)   (Zip code)

       Registrant's telephone number, including area code: (408) 431-1000
        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK AND
                           PREFERRED PURCHASE RIGHTS

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]              No [_]

       The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 1998 was $465,259,414. This calculation does not reflect a determination that persons are affiliates for any other purposes.

       The number of shares of the Registrant's common stock outstanding as of March 2, 1998 was 50,987,333.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     (1) Part III - Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's annual stockholders' meeting currently scheduled to be held June 5, 1998.

       Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

FORWARD-LOOKING STATEMENTS

  This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Borland's industry, management's beliefs, and certain assumptions made by Borland's management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Factors That May Affect Future Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

                                     PART I

ITEM 1. BUSINESS

  Borland International, Inc. and its consolidated subsidiaries (collectively called the "Company") develops, markets and supports software development tools, intelligent middleware, database management systems, databases, and application management systems for business enterprises and independent software developers. The Company has several product lines and additional complementary products and services that are designed to meet the needs of software developers and business enterprises developing and using software in desktop, local area network ("LAN"), client/server, enterprise and Internet/intranet environments.

  The Company is organized around its major products, a family of interoperable development tools that include versions for desktop users, professional developers and large business enterprises.

  The Company's business strategy centers around its Information Network product strategy. An Information Network is a network of interconnected resources that cooperate to transform an organization's data into real-time information that is customized for, and meaningful to, its users, whether they be employees, customers or suppliers. The Company's Information Network strategy encompasses all of the Company's products with the objective of providing customers with an integrated family of component-based development applications and intelligent middleware that enable customers to develop Information Network applications. The strategy is designed to allow software developers to scale applications for both centralized and decentralized information technology ("IT") departments and to integrate legacy computing systems, new computing systems and emerging Internet/intranet technologies independent of any underlying network or platform architecture.

  On February 27, 1998, the Company acquired Visigenic Software, Inc. ("Visigenic"). The product line acquired from Visigenic consists of software tools for distributed object technologies for the Internet/intranet and enterprise computing environments. These standards-based products facilitate the development, deployment and management of distributed business applications by providing the communication framework for distributed object applications. The distributed object products, consisting of Common Object Request Broker Architecture ("CORBA")-compliant object request brokers and CORBA-based services, provide a communication framework and enable the development and deployment of reliable, flexible and cost-effective distributed business applications. The product line also includes a cross-platform database access product, based on Java Database Connectivity ("JDBC") interface application programming interface ("API"), which provides Java developers with database access to the major relational database management systems ("RDBMS.")

  The Company markets and distributes its products worldwide primarily through independent distributors, dealers, value-added resellers ("VARs") and independent software vendors ("ISVs"). The Company also markets and sells to corporations, governments, educational institutions and end-user customers through direct sales and through the Internet.

CHANGE IN FISCAL YEAR END

  In July 1997, the Company resolved to change its fiscal year end from March 31 to December 31. In accordance with the rules of the Securities and Exchange Commission, this Form 10-K relates to the nine month period which commenced on April 1, 1997 and ended December 31, 1997.

PRODUCTS

  The Company develops, markets and supports software development tools, intelligent middleware, database management systems, databases, and application management systems for business enterprises and independent software developers. The Company's family of interoperable tools allow software developers to create software applications for single desktop computers, larger networked client/server database systems, corporate intranets, the Internet and enterprise-wide computing environments.

  The Company's product offerings can be divided into four categories:
Programming tools, Internet/intranet products, Intelligent middleware, and Databases.

PROGRAMMING TOOLS

  The Company's Windows programming tools include Borland C++, Borland C++Builder and Delphi. These tools are based on programming languages to enable developers to write software applications that can be executed by a computer running Microsoft Windows 3.1, Windows 95 or Windows NT operating systems.

  The Company's language tools are known for their high performance, ease of use and reliability of generated code. These products are primarily designed for professional software developers.

  Borland C++ and Borland C++Builder are the Company's software development tools and compilers in the C and C++ computer languages. C is a programming language often used by programmers to write operating systems, systems software and software application programs. C++ is an enhanced version of the C language that has object-oriented extensions. The newest addition to the product line is Borland C++Builder. This product provides software developers with the power of the C++ programming language combined with the ease-of-use of rapid application development ("RAD") environment which was pioneered by Borland's Delphi product described below.

  The Company's Delphi product is a high-performance rapid application software development tool. The Delphi product combines visual productivity tools and a high-performance compiler so that software developers can build high-speed desktop and advanced database systems in less time than would be possible with conventional programming tools. There are four separate versions of Delphi each of which is designed for a separate market, of these, the Delphi Client/Server Suite is an advanced developer tool for building large-scale, high-performance enterprise applications that can access relational database management system ("RDBMS") servers.

  Consistent with the Company's strategy to provide productivity tools for the programmer over a wide range of hardware platforms the Company produces and markets versions of its Delphi and C++Builder software development tools for the IBM AS/400 hardware platform. These versions specialized for the AS/400 bring the Company's award-winning C++ compiler and object-oriented, rapid application development environments to a group of programmers involved in large scale applications, electronic commerce and Internet/intranet projects.

INTERNET/INTRANET PRODUCTS

  The Company has developed new products that facilitate software development for the emerging Internet and intranet environments. In September 1997, the Company released JBuilder, a family of visual development tools for creating high-performance, platform-independent applications using the Java programming language. JBuilder's scalable, component-based environment is designed for all levels of Information Network development projects ranging from applets and applications that require desktop connectivity, to client/server and enterprise-wide, distributed multi-tier systems. JBuilder also provides developers with a flexible open architecture to incorporate third-party tools, add-ins and JavaBean components.

  The Company's DataGateway product provides Java developers with a multi-tier, database connectivity solution adhering to industry standard JDBC. Borland Datagateway provides native database connectivity to InterBase, Oracle, Sybase, DB2, Microsoft SQL Server, Informix, Paradox, Access, dBASE, and FoxPro.

INTELLIGENT MIDDLEWARE

  The Company added Entera and OLEnterprise to its family of development tools through the acquisition of Open Environment Corporation ("OEC") in November 1996. These products are described in the computer software industry as intelligent middleware. They are designed to allow software developers to build, manage and deploy large-scale and robust enterprise applications in a multi-tier computing environment. Entera provides an enterprise operating environment for building flexible integrated information systems. All of the Company's tools, such as Delphi and Borland C++, can be combined with the Entera middleware technology to deliver scaleable, multi-tier applications for business enterprises. This provides customers with a reliable software development environment that spans from desktop and two-tier client/server computing environments to multi-tier, enterprise-wide and Internet/intranet computing environments. OLEnterprise is designed to provide stability and reliability in a distributed, multi-tier computing environment so that integral business systems will operate continuously.

  Distributed Object Products

  With the Visigenic acquisition, the Company added software tools for distributed object technologies for the Internet/intranet and enterprise computing environments.

  The acquired distributed object products include VisiBroker for Java and VisiBroker for C++ which are both based on the CORBA standard, and utilize Internet Inter-ORB Protocol ("IIOP"). The VisiBroker product line also includes two object services, Events and Naming, that are service implementations of the Naming and Events CORBA specification. Developers frequently need these services when implementing distributed object applications. In addition, these products include VisiBroker Bridge, a bridge from Microsoft's ActiveX and Distributed Component Object Model ("DCOM"), to CORBA-based applications. The Company also markets its VisiChannel for JDBC database access products which provides Java developers with database access to the major relational database management systems ("DBMS").

DATABASES

  The Company's database management tool, Visual dBASE, is based on the dBASE programming language. This product enables users to create, save, retrieve and manipulate databases, as well as to create both standard and customized reports. The latest version of Visual dBASE includes a set of utilities that allows dBASE developers to create interactive database applications for the Internet and intranets.

  InterBase is a relational database management system that operates on personal computers, minicomputers and workstations. InterBase provides unique solutions for creating new software applications or converting existing software applications to take advantage of expanding Internet/intranet technology.

PRODUCT DEVELOPMENT

  The Company is recognized for consistently providing high-quality and innovative software tools for customers seeking greater productivity. The Company's research and development programs are designed to develop new products and improve existing products so as to maintain and improve the Company's competitive position in the software development and application management tools business. The Company's research and development efforts also support its Information Network strategy which is designed to provide software tools that bridge between enterprise and Internet/intranet architectures, decentralized and centralized IT departments and that provide interoperability between competing technology standards. In addition to internal development, the Company from time to time acquires new products and enhancements through acquisitions or licensing from third parties.

  The Company believes that its ability to develop innovative and successful products depends in large part upon successfully executing product planning strategies and research and development activities and upon its ability to attract, hire and retain highly qualified engineers.

  Although the Company believes that its product planning strategy and development processes will result in the successful development of technology innovations in the future, due to the inherent uncertainties of software development, there can be no assurance that the Company will be successful, or if successful, such innovations will result in increased revenues or profits.

MARKETING AND DISTRIBUTION

  The Company's products are sold to a broad customer base, which includes businesses, educational institutions, government bodies and individual software developers. The Company distributes its products domestically and internationally, primarily through distributors, dealers, ISVs and VARs. The Company also sells through a direct sales force and via the Internet. Because the Company generally ships products upon receipt of orders, backlog is neither significant nor an important measure of revenue for any future period.

  The Company offers a number of marketing programs to assist its distributors, retailers and resellers in their sales efforts. These programs include corporate marketing and advertising and special sales incentives to retailers. In addition, the Company permits its distributors to balance their inventories by periodically returning contractually limited amounts of products in exchange for other Borland products. The Company includes an estimate for returns in its reserves for the amount of product which may be exchanged in accordance with this policy.

  The Company is investing in communicating with its customers by electronic means, and the Company has established a presence on the Internet through its web- site, Borland Online. Through Borland Online, customers may access information regarding the Company's products, participate in online discussion forums, download trial versions of certain products and purchase some of the Company's products.

  In January 1998 approximately forty former employees of the Company formed Frontline Now!, an independent sales and marketing company. Frontline Now!, through an agreement with the Company, will have exclusive rights to represent and market the Company's development tools, including Delphi, C++Builder and JBuilder to distributors and resellers in the Company's traditional two-tier sales channel in the U.S.

PRODUCT SUPPORT

  The Company offers free installation support to the purchasers of its products, including access to its technical support personnel through a special telephone support line, through national electronic bulletin board services and through the Internet. End-users also receive further support and information from the Company and dealers through their local end-user groups. Support requirements have increased in recent years as product offerings have become more complicated. The Company is addressing these increased support requirements in numerous ways, including making its products easier to install and offering multiple kinds of support programs, including, but not to limited to, paid-for support programs.

  Through the acquisition of Visigenic, the Company broadened its consulting services to include application design and development, strategy assessments, project mentoring and technology transfer, thereby enabling its customers to choose the level of service that fits its development needs. The professional services organization is experienced in distributed objects and application architecture. The Company currently intends to complement its consulting services with a training curriculum that covers product training and complementary technologies, such as COBRA, Java and JDBC.

  The professional services organization provides product training, various consulting services, and product support. These services are designed to promote the successful development and deployment of distributed business applications built with the Company's distributed object and database access products.

INTERNATIONAL SALES AND OPERATIONS

  International net revenues for the Company (including exports from the U.S.) accounted for approximately 63%, 62% and 51% of net revenues in the nine months ended December 31, 1997, and the fiscal years ended March 31, 1997 and 1996, respectively.

  A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar therefore could adversely affect future revenues and operating results.

  The Company believes that its international diversification not only increases revenues but also provides stability to its business and reduces the impact on the Company of adverse economic changes in any single country. There are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. In addition, many software companies have recently experienced adverse effects relating to declining sales as a result of the Asian financial crisis. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results and financial condition.

COMPETITION

  The Company is in an extremely competitive industry, which has been, and will continue to be, subject to continual and rapid change. The pace of change has recently accelerated due to the Internet/intranet and new programming languages, such as Java. The Company competes with a number of other companies, including Microsoft, Computer Associates, Oracle, Sybase and Symantec. Certain of its competitors have substantially greater financial, management, marketing and technical resources. In the past, competitors have utilized their greater resources to provide substantial signing bonuses and other inducements to lure away the Company's management and other key personnel. In addition, Microsoft is the developer of the Windows operating environments. To the extent that the Company is unable to obtain information regarding existing and future operating systems from the developer of such systems, the release of the Company's products for such systems may be delayed. The Company's product line acquired from Visigenic is targeted at the emerging markets for standards-based distributed object software products. The markets for these products are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's principal competitive factors in these markets will be product quality, performance and price, vendor and product reputation, product architecture and quality of support. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships, thereby increasing the ability of their products to address the needs of the Company's current and prospective customers. Accordingly, it is possible that new competitors may emerge, or alliances among current and new competitors may be formed, that may rapidly gain significant market share. Certain competitors have been known to license software for free to gain competitive advantage. Such competition could materially adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of its products and related services, which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competition, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

  The Company also faces constant competition from software pirates who unlawfully copy and distribute the Company's products, which are protected by various intellectual property rights.

MANUFACTURING

  The Company out-sources its manufacturing support. The Company's products are principally sold in CD ROM format together with user manuals. The Company believes that there are adequate supplies of and sources for the raw materials for its products and that there are multiple sources available for CD ROM replication and printing of manuals.

  The Company has final quality control tests performed on its products which the Company believes effectively accomplish its product quality assurance goals. There can be no assurance that the Company's quality control efforts will always be successful.

PATENTS, COPYRIGHT AND TRADEMARKS

  The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect its proprietary technology. Despite these efforts to protect its proprietary rights, unauthorized parties may copy aspects of its products or obtain and use information that the Company regards as proprietary. Policing unauthorized use of its products is difficult, and while it is difficult to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of many foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology.

  Other than the Western Imaging matter discussed in Item 7 of this Form 10-K, there are no pending material lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any material notices that the Company is infringing the intellectual property rights of others. However, there can be no assurance that such infringement claims will not be asserted by third parties in the future. If any such claims are asserted and determined to be valid, there can be no assurance that the Company will be able to obtain licenses of the intellectual property rights in question on reasonable terms. The Company's involvement in any patent dispute or other intellectual property dispute or action to protect proprietary rights may have a material adverse effect on the Company's business, operating results and financial condition. Adverse determinations in any litigation may subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and prevent the Company from manufacturing and selling its products. Any of these situations can have a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES

  As of March 20, 1998, the Company employed approximately 821 employees. The Company believes that its success is highly dependent upon its ability to recruit, retain and motivate qualified employees. The Company is subject to regular, intense and at times extraordinary competition for such employees and has taken actions that it has determined to be necessary or appropriate to attract and retain such employees in light of such competition and recruiting efforts. There can be no assurance, however, that the Company will continue to be successful in doing so in the future.

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

ITEM 3. LEGAL PROCEEDINGS

  Information with respect to this Item is incorporated by reference to Item 7, Litigation, and Note 12 of Notes to Consolidated Financial Statements in
Part IV, Item 14 of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 1997.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

  Information on the Company's stock prices is detailed in the table entitled "Selected Quarterly Data" located within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

  The Company's Common Stock has been traded on the over-the-counter market and the NASDAQ National Market since December, 1989. As of March 2, 1998 there were approximately 3,150 stockholders of record of the Company's Common Stock and approximately 50,987,333 shares outstanding. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

  The Company paid no dividends during the nine months ended December 31, 1997 or the fiscal years ended March 31, 1997 and 1996. The Company intends to retain future earnings for use in its business and therefore does not anticipate paying cash dividends in the foreseeable future.


RECENT SALES OF UNREGISTERED SECURITIES

  Series B Preferred Stock Financing

  On December 19, 1997, the Company completed the second closing (the "Second Closing") of a privately placed equity financing pursuant to a series of subscription agreements (the "Financing Agreements") with 22 investors (the "Investors"). The Financing Agreements contemplate several closings of sales of Series B Preferred Stock (the "Series B Shares") and warrants to purchase Common Stock (the "Warrants") which closings are subject to various conditions. At the initial closing, the Company raised proceeds of approximately $25 million through the sale of 495 Series B Shares and Warrants to purchase up to 198,000 shares of the Company's Common Stock. After the satisfaction of certain holding periods, each Series B Share is convertible, at the option of its holder, into shares of Common Stock of the Company based upon a conversion price equal to the lower of the lowest closing market price of the Company's Common Stock during the seven trading days before the conversion date or $6.94. The Warrants have an exercise price of $8.67 per share. As part of the Second Closing, Company issued an additional 55 Series B Shares and Warrants to purchase 22,000 shares of the Company's Common Stock for net proceeds of approximately $2.5 million.

  Subject to various additional conditions, the Company has the option ("Company Put Option") to require the Investors to purchase additional Series B Shares and Warrants and the Investors have the right to require that the Company sell to them additional Series B Shares and Warrants ("Investor Call Options"). The Company is in discussions with the holders of the Series B Shares to extend the expiration date of the Company Put Option beyond March 31, 1998. The maximum number of additional Series B Shares and Warrants which the Company may require the Investors to purchase is 500 Series B Shares, for an additional purchase price of approximately $25 million, and Warrants to purchase 200,000 shares of the Company's Common Stock. Assuming that the Company exercises its right to sell the maximum number of shares under the Company Put Option, the maximum number of additional Series B Shares which the Investors may require that the Company sell to them under the Investor Call Options is 420 Series B Shares, for a purchase price of approximately $21 million, (220 Series B Shares, for a purchase price of approximately $11 million, if the Company does not exercise the Company Put Option) and the number of shares subject to additional Warrants would be 168,000 (88,000 if the Company does not exercise the Company Put Option). The Series B Shares and Warrants issued upon exercise of the Company Put Option or the Investor Call Options will have the same terms and rights as the Series B Shares and Warrants issued at the Initial Closing except that the maximum conversion price and exercise price, respectively, will be based upon the market price of the Company's Common Stock at the time of the subsequent issuance of such Series B Shares and Warrants.

  Each of the above issuances were not and will not be registered under the Securities Act of 1933, as amended (the "1933 Act") in reliance upon the exemptions provided by Section 4(2) of the 1933 Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data are derived from the Company's consolidated financial statements. Historical results should not be taken as necessarily indicative of the results that may be expected for any future period. This data should be read in conjunction with the consolidated financial statements and related notes, which are included herein. Amounts in thousands, except per share data.

                                                   Nine Months
                                                      Ended                              Year Ended
                                                   December 31,                           March 31,
                                                   -----------     ---------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:          1997 (a)(c)     1997 (c)     1996 (b)(c)   1995 (b)(c)   1994 (b)(c)
                                                   -----------     ----------     --------     ---------      --------
Net revenues                                          $127,485     $ 151,376      $245,087     $ 272,185      $406,682
Cost of revenues                                        18,167        29,450        38,157        59,739       113,270
                                                      --------     ---------      --------     ---------      --------
Gross profit                                           109,318       121,926       206,930       212,446       293,412
Selling, general and administrative                     74,529       143,289       141,744       207,942       267,722
Research and development                                30,716        55,173        50,714        63,836        67,332
Restructuring and merger related charges                   ---        18,944           679        63,070        14,042
Other non-recurring charges                                ---        17,100           ---           ---           ---
Write-down of real estate held for sale                    ---           ---           ---           ---         8,234
                                                      --------     ---------      --------     ---------      --------
Total operating expenses                               105,245       234,506       193,137       334,848       357,330
Operating income (loss)                                  4,073      (112,580)       13,793      (122,402)      (63,918)
Interest income, net and other                           1,112         5,137         4,221         3,562         1,910
Gain on sale of Quattro Pro                                ---           ---           ---       109,927           ---
                                                      --------     ---------      --------     ---------      --------
Income (loss) before income taxes                        5,195      (107,443)       18,014        (8,913)      (62,008)
Income tax provision (benefit)                             771           517         3,295         2,914         7,061
                                                      --------     ---------      --------     ---------      --------
Net income (loss)                                     $  4,424     $(107,960)     $ 14,719     $ (11,827)     $(69,069)
                                                      ========     =========      ========     =========      ========

Earnings per share  basic                                $0.10        $(2.96)        $0.43        $(0.37)       $(2.23)
Earnings per share  diluted                              $0.10        $(2.96)        $0.40        $(0.37)       $(2.23)

Shares used in computing basic earnings per share       37,977        36,512        33,968        32,228        31,042
Shares used in computing diluted earnings per share     39,765        36,512        37,167        32,228        31,042

SELECTED CONSOLIDATED BALANCE SHEET DATE:               1997 (a)(c)    1997(c)     1996 (b)(c)   1995 (b)(c) 1994 (b)(c)
                                                      --------      ---------      --------     ---------    --------
Cash, cash equivalents and short-term
   investments                                        $ 87,012      $  54,360      $107,836     $  70,597    $ 68,612
Working capital (deficit)                               48,790         (1,289)       86,628         4,652     (42,116)
Total assets                                           229,822        192,702       292,234       254,472     302,392
Total long term obligations                             22,025         22,508        14,583        21,101      19,943
Stockholders' equity                                   107,201         89,876       200,295       121,483     121,346

(a) In July 1997, the Company resolved to change its fiscal year end from March 31 to December 31.

(b) Results for the years ended and balances at March 31, 1996, 1995 and 1994 are restated to reflect the acquisition of OEC which was accounted for as a pooling of interests.

(c) Results for the nine month period ended December 31, 1997, and the years ended March 31, 1997, 1996, 1995 and 1994 do not reflect the impact of the Company's acquisition of Visigenic Software, Inc. which was completed on February 27, 1998 and was accounted for as a pooling of interests. Commencing with the quarter ending March 31, 1998, the Company's historical financial statements will be restated to reflect such acquisition. See Note 14 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. Such factors and risks include, but are not limited to, risk that are inherent in software development and specific risks relating to the competitive environment in which the Company operates. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all such risks before making an investment decision with respect to the Company's stock. In particular, investors should refer to the section titled "Factors That May Affect Future Results and Market Price of Stock".

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations does not include a discussion of the operating results of Visigenic Software, Inc., which was acquired by the Company on February 27, 1998.

  The following tables set forth certain data derived from the Consolidated Statements of Operations expressed as a percentage of net revenues for the nine months ended December 31, 1997 and each of the fiscal years ended March 31, 1997 and 1996:

                                                                            Nine Months
                                                                               Ended                     Year Ended
                                                                            December 31,                  March 31,
                                                                            ------------           ---------------------------
Percentage of net revenues                                                       1997               1997                 1996
                                                                                -------            -------              ------

Net revenues                                                                      100.0%             100.0%              100.0%
Cost of revenues                                                                   14.3               19.5                15.6
                                                                                -------            -------              ------
Gross margin                                                                       85.7               80.5                84.4
                                                                                -------            -------              ------
Selling, general and administrative                                                58.5               94.7                57.8
Research and development                                                           24.1               36.4                20.7
Restructuring and merger related charges                                            ---               12.5                 0.3
Other non-recurring charges                                                         ---               11.3                 ---
                                                                                -------            -------              ------
Total operating expenses                                                           82.6              154.9                78.8
                                                                                -------            -------              ------
Operating income (loss)                                                             3.1              (74.4)                5.6
Interest income, net and other                                                      0.9                3.4                 1.8
                                                                                -------            -------              ------
Income (loss) before income taxes                                                   4.0              (71.0)                7.4
Income tax provision                                                                0.6                0.3                 1.4
                                                                                -------            -------              ------
Net income (loss)                                                                   3.4%             (71.3)  %             6.0%
                                                                                =======            =======              ======

Percentage of net revenues:
United States                                                                        37%                38%                 49%
Non-US (includes US export sales)                                                    63                 62                  51
                                                                                -------            -------              ------
                                                                                    100%               100%                100%
                                                                                =======            =======              ======

OVERVIEW

  Founded in 1983, the Company develops, markets and supports software development tools, intelligent middleware, database management systems, databases, and application management systems for business enterprises and independent software developers. The Company has several product lines and additional complementary products and services that are designed to meet the needs of software developers and business enterprises developing and using software in desktop, local area network ("LAN"), client/server, enterprise and Internet/intranet environments. The Company is organized around its major products, a family of interoperable development tools that include versions for desktop users, professional developers and large business enterprises.

CHANGE IN FISCAL YEAR END

  In July 1997, the Company resolved to change its fiscal year end from March 31 to December 31. In accordance with the rules of the Securities and Exchange Commission, this Management's Discussion and Analysis of Financial Condition and Results of Operations discusses and compares the transition period which commenced on April 1, 1997 and ended December 31, 1997 with the fiscal years ended March 31, 1997 and 1996.

ACQUISITIONS

  On November 18, 1996, in connection with its acquisition of OEC, the Company issued approximately 4,975,000 shares of its common stock and assumed options for the purchase of approximately 786,000 shares of the Company's Common Stock. The acquisition was accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements have been restated to include OEC for all periods presented. For the year of acquisition, the Company reported its financial results on a March 31 fiscal year end basis, whereas
OEC reported its financial results on a December 31 calendar year basis. For purposes of pooling of interests accounting, the balance sheet of the Company as of March 31, 1996 has been combined with that of OEC as of December 31, 1995. The statements of operations of the Company for the years ended March
31, 1996 and 1995 have been combined with those of OEC for the years ended December 31, 1995 and 1994, respectively. OEC's statement of operations for the three months ended March 31, 1996 have not been combined with any of the Company's statements of operations. Instead, OEC's net income for that period has been credited to retained earnings. See Note 4 of Notes to Consolidated Financial Statements.

  On February 27, 1998, in connection with its acquisition of Visigenic, the Company issued approximately 12,118,060 shares of Common Stock and assumed options for the purchase of approximately 2,527,284 shares of the Company's Common Stock. The transaction, which will be accounted for as a pooling of interests. As a result, the Company's consolidated financial statements will be restated, commencing with the Company's Form 10-Q for the quarter ending March 31, 1998, for all periods prior to the merger to include the operations of Visigenic, adjusted to conform with the Company's accounting policies and presentation. See Note 14 of Notes to Consolidated Financial Statements.

NET REVENUES

  The Company distributes its products domestically and internationally primarily through independent distributors, dealers, ISVs and VARs and also via the Internet by direct marketing and sales to corporations, government bodies, educational institutions and end-user customers. The Company offers certain return privileges to some of its customers and also offers its distributors certain limited product exchange privileges and rebates. The Company recognizes revenue upon shipment; and allowances for estimated future returns, exchanges and rebates are recorded as a reduction of revenue at that time.

  Net revenues were $127.5 million, $151.4 million and $245.1 million for the nine months ended December 31, 1997 and the fiscal years ended March 31, 1997 and 1996, respectively. Included in net revenues for the fiscal years ended March 31, 1997 and 1996 are revenues of $8.2 million and $29.9 million,
respectively, related to OEC.   During the past several years, an increasing
percentage of the Company's revenues have been derived from client/server and enterprise products as compared to desktop products. This shift in revenue is consistent with the Company's overall product strategy and focus on client/server and enterprise products. For the nine months ended December 31, 1997, the percentage of revenues associated with the Company's desktop products constituted 56% of the Company's revenue as compared with 67% for the fiscal year ended March 31, 1997. In contrast, the Company's revenues from the sale of client/server and enterprise products increased to 44% for the nine months ended December 31, 1997, as compared with 33% for the fiscal year ended March 31, 1997. In absolute dollars, the Company has experienced a decline in its database desktop business, principally in revenues from the sale of the Paradox product line. This revenue decline was offset by an increase in revenues from client/server and enterprise products. If the Company continues to experience declines in sales of its desktop products beyond those levels already experienced, which are not offset by increases in sales of other products, the Company's operating results and financial condition would be materially and adversely affected.

  Net revenues for the fiscal year ended March 31, 1996 and 1995, include $7.9 million and $27.1 million, respectively, related to the sale of licenses of Paradox for Windows to Novell, Inc. Exclusive of such license revenue for the fiscal year ended March 31, 1996 and March 31, 1995, the fiscal year ended March 31, 1996 revenue declined from the fiscal year ended March 31, 1995 by $7.9 million. Such revenues declined for several reasons. These include an increasingly competitive marketplace, including offerings by competitors of product suites at lower prices, and declines in revenues from DOS product versions.

  The Company's non-U.S. revenues represented approximately 63%, 62% and 51% of total net revenues for the nine months ended December 31, 1997 and the fiscal years ended March 31, 1997 and 1996, respectively. The increase in the percentage of non-U.S. revenues for the nine months ended December 31, 1997 and the fiscal year ended March 31, 1997 was caused by aggressive pricing in the U.S. retail channel, the timing of releases of foreign language versions of products and the slower decline in revenues from desktop database products in non-U.S. markets. Fluctuations in currency exchange rates did not have a material impact on total net revenues or operating results for the nine months ended December 31, 1997 for the fiscal years ended March 31, 1997 or 1996. However, there can be no assurance that fluctuations in currency exchange rates will not have a material impact on the Company's future net revenues, operating results, or financial condition.

Inflation

  Inflation has not had a significant impact on the Company's revenues or operations.

GROSS MARGINS

  Gross margins were 86%, 81% and 84% for the nine months ended December 31, 1997 and for the fiscal years ended March 31, 1997 and 1996, respectively. Included in the fiscal year ended March 31, 1996 is deferred license revenue of $7.9 million associated with Paradox licenses granted to Novell in fiscal year ended March 31, 1995 in connection with the Company's sale of its Quattro Pro product line to Novell. Without this revenue, gross margins for the fiscal year ended March 31, 1996 would have been 84%. Gross margins in the fiscal year ended December 31, 1997 improved principally due to lower manufacturing costs. Gross margins were also positively impacted by the shift to client server and enterprise products which have a higher average selling price and, in many cases, do not require additional documentation or carrier medium. Gross margins for the fiscal year ended March 31, 1997 were negatively impacted by lower revenues, resulting from lower volumes and lower selling prices. This also resulted in certain fixed costs being spread across lower revenues, as well as by charges related to the write-off of excess inventory. Favorable gross margins are dependent upon the Company's ability to successfully manage its outsourcing arrangements and its ability to sustain a higher percentage of revenues from products with relatively higher margins.

  Gross margins for the fiscal year ended March 31, 1996 benefited from a cost reduction achieved as a result of the outsourcing of the Company's manufacturing operations which commenced in April 1995. In addition, gross margins for the fiscal year ended March 31, 1996 were favorably affected as a higher percentage of revenues were generated from products with relatively higher margins. Specifically, the increased business from site licenses and OEM arrangements contributed to this favorable product mix.

  Amortization of acquired technology rights and capitalized software development costs was $0.2 million, $0.5 million, and $0.9 million in the nine months ended December 31, 1997 and for the fiscal years ended March 31, 1997 and 1996, respectively.

SELLING, GENERAL AND ADMINISTRATIVE

  Selling, general and administrative expenses were $74.5 million, $143.3 million and $141.7 million for the nine months ended December 31, 1997 and the fiscal years ended March 31, 1997 and 1996, respectively. Such expenses were 59%, 95% and 58% of revenues for the nine months ended December 31, 1997 and the fiscal years ended March 31, 1997 and 1996, respectively. Selling, general and administrative expenses were reduced from prior years principally due to reductions in employee and marketing costs resulting from the Company's restructuring efforts in the fiscal year ended March 31, 1997.

  Selling, general and administrative expenses increased in the fiscal year ended March 31, 1997 from the fiscal year ended March 31, 1996 in the areas of marketing, employee costs, facilities and outside services. These increases primarily resulted from the acquisition of OEC in November 1996. Excluding the costs associated with OEC, the fiscal year ended March 31, 1997 selling, general and administrative costs were $133.4 million, or 88.1% of revenue excluding revenue associated with OEC. Exclusive of OEC, selling, general and administrative expenses as a percentage of revenue in the fiscal year ended March 31, 1997 increased due to the costs associated with recruiting new employees and costs associated with retention and motivation of existing employees. See Note 10 of Notes to Consolidated Financial Statements.

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

RESEARCH AND DEVELOPMENT

  Research and development expenses for the nine months ended December 31, 1997 and for the fiscal years ended March 31, 1997 and 1996 were $30.7 million, $55.2 million, and $50.7 million, respectively. Such expenses were 24%, 36% and 21% of revenues for the nine months ended December 31, 1997 and for the fiscal years ended March 31, 1997 and 1996, respectively. The Company's investment in research and development resulted in several new products and new versions of products including JBuilder, C++Builder/400, Delphi/400, 32-bit Visual dBASE
7, IntraBuilder Client/Server 1.5, Delphi/Connect for SAP, InterClient, a Java Database Connectivity driver, InterBase 5.0 and Delphi Enterprise. The Company reduced its research and development expenses as part of its restructuring efforts in the fiscal year ended March 31, 1997 in an effort to target research and development efforts on key strategic products.

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

  The Company has historically offered technical support to the purchasers of its products. Support requirements continue to increase as product offerings increase in sophistication, the Company's client/server and enterprise business increases and the client/server and enterprise markets expands to more sophisticated users and developers. Such markets require an overall higher level of technical support expertise, which could translate into higher levels of personnel costs. The combination of increasing support requirements and lower gross margins for the Company's support products may have a material adverse effect on the Company's operating results and financial condition. As part of its efforts to attract and retain key employees, the Company has adopted certain special bonus and other severance retention programs. Such programs may have the effect of increasing the Company's research and development expenses.

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

RESTRUCTURING, MERGER AND OTHER NON-RECURRING CHARGES

  During the fiscal year ended March 31, 1997, the Company recorded restructuring and merger related charges totaling $18.9 million. OEC recorded a provision for restructuring charges of $1.1 million in the quarter ended June 30, 1996. Charges included write-off of inventory, prepaid royalties and facilities related to discontinued education centers, and severance. In response to significant losses from operations in the three and six months ended September 30, 1996, the Company implemented a world-wide restructuring and realignment of its corporate structure during October 1996, which resulted in a 15% reduction in workforce. In connection with this restructuring, the Company recorded a $2.9 million restructuring charge in the quarter ended December 31, 1996 primarily for severance costs and lease terminations.

  Based on the results of the October 1996 restructuring and the results of the quarter ended December 31, 1996, the Company implemented an additional worldwide restructuring and realignment and recorded the related charge of $6.0 million during the quarter ended March 31, 1997. The fourth quarter restructuring plan involved significant reductions in operational expenses as well as the implementation of new programs aimed at increasing the Company's revenues. The restructuring included measures to achieve a reduction in employees and contractors of approximately 300 personnel worldwide, or a reduction of approximately 30 percent. The Company also implemented new marketing and support programs to replace programs no longer integral to Borland's core business or strategic focus.

  In connection with the acquisition of OEC, during fiscal 1997, the Company incurred merger related costs of $8.9 million. See Note 5 to the Notes to Consolidated Financial Statements. The charge for merger related costs included in the Consolidated Statements of Operations consists principally of severance costs, write-offs of certain assets and professional fees.

  During the fourth quarter of fiscal year ended March 31, 1997 the Company incurred non-recurring charges of $17.1 million relating to professional fees and settlement costs.

  In connection with its acquisition of Visigenic, the Company anticipates incurring approximately $10-20 million of merger and consolidation charges for the quarter ending March 31, 1998.

INCOME TAXES

  On a consolidated basis, the Company generated a pre-tax profit of approximately $5.2 million for the nine months ending December 31, 1997, pre-tax loss of approximately $107.4 million in for the year ended March 31, 1997, pre-tax profit of approximately $18.0 million for the year ended March 31, 1996. Income tax expense was approximately $0.8 million, $0.5 million and $3.3 million for the nine months ended December 31, 1997, and the years ended March 31, 1997 and 1996, respectively.

  For U.S. federal income tax purposes, the Company has net operating loss carryforwards of approximately $191.0 million at December 31, 1997. There are also available U.S. federal tax credit carryforwards of approximately $22.0 million. These loss and credit carryforwards expire between 1998 and 2013, if not utilized. The Company also has an Alternative Minimum Tax (AMT) credit carryforwards of approximately $2.0 million, which does not expire. Additionally, the Company has approximately $28.0 million of net operating loss carryforwards in various foreign jurisdictions. Certain of these loss carryforwards will expire beginning in 1998, if not utilized.

  At December 31, 1997, the Company had a net deferred tax asset of approximately $133 million. This asset is comprised of the tax effect of the above described loss and credit carryforwards, plus the tax effect of future reversing temporary differences. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance has been provided. Deferred tax assets and related valuation allowances of approximately $37.0 million relate to certain U.S. operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

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

  At December 31, 1997 the Company had unresolved deficiency notices or proposed adjustments from IRS and various state governments for additional taxes and interest of approximately $5.0 million. The Company is protesting these assessments or adjustments with the appellate divisions of the respective tax authorities. The Company believes that the ultimate outcome of the above assessment will not have a material adverse impact on the Company's financial position or results of operations.

LITIGATION

  Western Imaging, Inc. ("Western Imaging") filed a complaint in the U.S. District Court for the Northern District of California in April 1997 against Visigenic (prior to the acquisition of Visigenic by the Company) and Corel Corporation ("Corel"), a licensee of Visigenic, alleging breach of contract and other claims relating to the sale by Visigenic of certain technology to Western Imaging. Western Imaging is seeking injunctive relief, unspecified damages, impoundment of the disputed software during the pendency of the litigation, and punitive damages. Prior to its acquisition by the Company, Visigenic had not sold or marketed the disputed software products since January 1995 and the Company does not utilize this technology in any current product offering. Visigenic agreed to defend Corel pursuant to the terms of its license to Corel. In August 1997, Visigenic and Corel filed an answer to the complaint denying Western Imaging's allegations. Following a case management conference held on February 20, 1998, the parties have been ordered by the Court to complete mediation on or before July 17, 1998. In addition, a further case management conference is scheduled for August 14, 1998. The Company believes it has meritorious defenses to such claims and intends to defend the litigation vigorously. Because the results of the litigation, including any potential settlement, are uncertain, there can be no assurance that they will not have a material adverse effect on the Company's business, operating results and financial condition.

  Additional information with respect to litigation is incorporated by reference to Note 12 of Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

  Cash, cash equivalents and short-term investments were $87.0 million at December 31, 1997, an increase of $32.6 million from a balance of $54.4 million as of March 31, 1997. Working capital increased from a deficit of $1.3 million as of March 31, 1997 to $48.8 million as of December 31, 1997.

  Net cash used by the Company for operating activities during the nine months ended December 31, 1997 was $5.0 million. The primary use of cash was to fund ongoing operations. Net cash paid for severance and facilities costs associated with prior restructurings was approximately $3.5 million.

  Net cash used by the Company for investing activities during the nine months ended December 31, 1997 was $1.0 million. The Company used $3.5 million for acquisitions of property and equipment which was offset by $2.4 million provided by the sale of fixed assets.

  Cash provided by financing activities of $39.4 million consisted primarily of $27.4 million, net of issuance costs, from the private placement of mandatorily redeemable convertible preferred stock (see Note 9 of Notes to Consolidated Financial Statements) and exercises of employee stock options which provided net cash of $12.2 million.

  Included in the Company's cash flows for the fiscal year ended March 31, 1997 is $1.5 million, which represents the net cash provided by OEC for the three months ended March 31, 1996.

  Currency fluctuations have had an insignificant impact on the Company's cash flow during the nine months ended December 31, 1997, or the two years ended March 31, 1997. The Company cannot predict the impact such fluctuations might have on its future cash flows and there can be no assurance that foreign exchange rates will not have a material impact on future cash flows.

  The Company believes that its existing cash balances and funds expected to be provided by operations will be sufficient to finance its working capital requirements at least through calendar 1998.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

  History of Operating Losses. Although the Company had a profit for the nine month period ended December 31, 1997, the Company has had operating losses on an annual basis for five of the past six fiscal years, including a loss of approximately $108 million for the year ended March 31, 1997. The Company's revenues have declined in each year since fiscal 1993 as a result of declines in the sales of the Company's desktop products. In recent years, such declines were in part offset by sales of the Company's client/server and enterprise products. The Company's ability to achieve revenue growth and profitability are substantially dependent upon the success of the Company's client/server and enterprise product strategies, and upon its ability to successfully complete and introduce new products, to successfully implement restructuring and cost control measures adopted during the quarter ended March 31, 1997 and to stem the loss of management and other key personnel. There can be no assurance that the Company will be able to successfully accomplish the foregoing or to maintain profitability in future periods. There can be no assurance that the Company will be successful with this strategy, that the Company will achieve revenue growth on an annual basis or that the Company will maintain or increase profitability. The Company believes that its existing capital resources will enable it to fund its operations through at least the end of calendar year 1998. Notwithstanding the foregoing, if the Company determines to seek additional capital through the issuance of additional shares of Series B Preferred Stock pursuant to its existing arrangements with current holders of Series B Preferred Stock or by seeking other sources of capital, such issuance could result in dilution to the holders of the Company's Common Stock. There can be no assurance that the Company will be able to obtain such capital on acceptable terms or at all.

  Significant Fluctuations in Quarterly Operating Results and Seasonally. The strength and profitability of the Company's business depends on the overall demand for computer software and growth in the computer industry. Additionally, the Company's business also partly depends on general economic and business conditions. The Company's quarterly operating results have varied significantly in the past and the Company expects that such results are likely to vary significantly from time to time in the future. Such variations result from, among other matters, the following: the size and timing of significant orders and their fulfillment; demand for the Company's products; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; changes in pricing policies by the Company or its competitors; changes in the level of operating expenses; changes in the Company's sales incentive plans; budgeting cycles of its customers; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product life cycles; product defects and other product quality problems; personnel changes; seasonal trends and general domestic and international economic and political conditions. Operating results can also be adversely impacted by deferrals of customer orders in light of customer uncertainty regarding the Company's short- and long-term prospects. As an increasing percentage of the Company's revenues are from client/server and enterprise products, the Company expects that an increasing percentage of its revenues will be from large orders. The timing of such orders and their fulfillment may cause material fluctuations in the Company's operating results, particularly on a quarterly basis. In addition, the Company intends to continue to expand its domestic and international direct sales force. The timing of such expansion and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results.

  Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for client/server and enterprise application development software is rapidly evolving, and the Company's sales cycle for client/server products, from initial evaluation to purchase and the provision of support services, is lengthy and varies substantially from customer to customer. Because the Company normally ships products within a short time after it receives an order, it typically does not have any material backlog. As a result, to achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipment in that quarter. Furthermore, because many customers place orders toward the end of a quarter, the Company generally recognizes a substantial portion of its revenues at the end of a quarter. As the Company's expense levels are based in significant part on the Company's expectations as to future revenues and are therefore relatively fixed in the short term, if revenue levels fall below expectations, net income is likely to be disproportionately adversely affected. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

  Integration of Visigenic. The Company's success will depend, in substantial part, upon whether the Company can integrate the operations, retain and integrate key management sales, marketing, engineering and other technical employees of Visigenic in an efficient and effective manner. The combination of the two companies will require, among other things, integration of the companies' respective product offerings and technology and coordination of their research and development, sales and marketing, and financial reporting efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. If significant difficulties are encountered in the integration of the existing product lines and technology, resources could be diverted from new product development, resulting in delays in new product introductions. The integration of the product lines could also cause confusion or dissatisfaction among existing customers. The integration of certain operations will require the dedication of management and other personnel resources which may distract attention from the day-to-day business of the Company. Failure to successfully accomplish the integration of the two companies' operations and personnel (including the retention of key personnel) could have a material adverse effect on the Company's business, financial condition or results of operations.

  Restructurings. In response to the significant losses from operations, the Company implemented restructurings and realignments of its operations in October 1996 and February 1997. These restructurings resulted in significant reductions in workforce and other ongoing costs. Given the extent of the restructurings which the Company has undertaken, there can be no assurance that the remaining resources are sufficient for the Company to return to consistent revenue growth or profitability, nor can there be any assurance that the Company will realize the cost savings which the restructurings have been designed to produce.

  Dependence on Key Personnel and Changes in Management. The success of the Company depends in large part upon the ability of the Company to recruit and retain qualified employees, particularly highly skilled engineers. The competition for such personnel is intense, and there can be no assurance that the Company will be successful in retaining or recruiting such personnel. In prior years, certain management and other key personnel were hired away by competitors who offered very substantial signing bonuses and compensation packages that would have been very difficult for the Company to match. There can be no assurance that the Company will not be subject to further losses of management and other key personnel. In addition, the Company has had and may continue to be required to substantially increase the compensation, bonuses, stock options or other fringe benefits offered to employees in order to attract and retain management and other key personnel. Further, new government regulations, poor stock performance, or other factors could diminish the value of the stock option program and force the Company to pay more cash compensation. The loss of management and other key personnel, and the delays which may be experienced in recruiting new management and other personnel as well as the additional costs which may be incurred in retaining or attracting new personnel, may have a material adverse affect on the Company, its product launches and its operating results.

  New Business Areas. The Company's strategy will be to focus on software developers, enterprise customers and the Internet/intranet markets.
Accordingly, revenues derived from the Company's products, particularly its distributed object products, will depend in large part upon the rate of adoption by businesses and end-users of the Internet and intranets for commerce and communications. Critical issues concerning the Internet and intranets, including security, reliability, cost, ease of use and access and quality of service, remain unresolved at this time, inhibiting adoption by many enterprises and end-users. To the extent the Internet and intranets are not widely used by businesses and end-users, there would be a corresponding material adverse effect on the Company's business, operating results and financial condition. The Company's relatively recent entry into these markets is subject to a number of risks, including among others, their inexperience in these markets; the new and evolving nature of the markets themselves; the Company's need to make choices regarding the operating systems, database management systems and server software on which to focus; the ongoing transition of and investment of resources for this segment by the Company; the Company's limited credibility in this area; and, the presence of several very large and well-established businesses, as well as a number of smaller very successful companies, already competing in this market. There can be no assurance that sales in these markets will meet the Company's objectives, in which case the Company's business, operating results or financial condition could be materially adversely affected.

  Dependence on Java; Risks Associated with Encryption Technology Certain of the Company's products are based on Java, an object-oriented programming language developed by JavaSoft, a subsidiary of Sun Microsystems. Java was developed primarily for Internet/intranet applications. Java was only recently introduced and does not yet have sufficient history to establish its reliability, thereby inhibiting adoption of Java. To date, there have been only a very limited number of commercially significant Java-based products, and it is too early to determine whether Java will become a significant technology. Alternatives to Java have been announced by several companies, including Microsoft. If Java is not adopted or is adopted more slowly than anticipated, there could be a material adverse effect on the Company's business, operating results or financial condition.

  The Company plans to use encryption technology in certain of its future products to provide the security required for the exchange of confidential information. Encryption technologies have been breached in the past. There can be no assurance that there will not be a compromise or breach of the security technology used by the Company. If any such compromise or breach were to occur, it could have a material adverse effect on the Company's business, results of operations or financial condition. Additionally, the export of encryption technology is subject to government regulation. The inability to obtain approval for the export of such technology could have a material adverse effect on the Company's business, operating results or financial condition.

  Decline in Revenue from Desktop Products. Most of the Company's revenues to date have been attributable to its desktop products. Revenues derived from desktop products accounted for approximately 56% and 67%, of total revenues for the Company for the nine months ended December 31, 1997 and the fiscal year ended March 31,1997, respectively. Revenues derived from the sale of these products, particularly the Company's desktop database products, have declined over the last three fiscal years. The decline in revenues has been caused by a number of factors, including, among others, the success of product "suites" offered by competitors which have had an adverse impact on the sale of individual products; the sale by the Company of its Quattro Pro and Paradox product lines; and continued competitive pricing pressures that have resulted in lower average sales prices for desktop products.

  While the Company expects the decline in revenues associated with the Company's desktop products to continue, revenues from the sales of the Company's desktop products currently continue to represent an important portion of the Company's revenues. Although the Company plans to invest in the development, sales, marketing and support of such products on a limited basis, there can be no assurance that revenues from desktop products will not decline faster than expected. If revenues from such products decline materially or at a more rapid rate than currently anticipated, the Company's business, operating results and financial condition would be materially adversely affected.

  Dependence on Third-Party Licenses. The Company is dependent on licenses from third-party suppliers for certain of its products. In particular, the Company is dependent upon certain licenses from Microsoft which is both a licensor to the Company and its most significant competitor. If any such third-party licenses were terminated or not renewed or if these third parties fail to develop new products in a timely manner, the Company could be required to develop an alternative approach to developing its products which could require payment of substantial fees to third parties or additional internal development costs and delays. Furthermore, such products may not be successful in providing the same level of functionality. Such delays, increased costs or reduced functionality could materially adversely affect the Company's business, operating results and financial condition.

  New Product Introductions. The Company's future sales will depend substantially on its ability to continue to successfully design and market new products and upgrades of current products for existing and new personal computer platforms and operating environments. There can be no assurances that sales of such new products and versions will meet the Company's expectations, due to various factors. For example, the Company may introduce certain of such products later to market than expected or later to market than competitors' introductions, or competitors may introduce competitive products at lower prices. In addition, product upgrades (which enable users to upgrade from earlier versions of the Company's products or competitor's products) have lower prices and margins than new products. The acceptance of the Company's new products is dependent in part on the adoption of the Internet as a new computing paradigm and the adoption of the Java programming language.

  From time to time, the Company has made and expects to make, announcements to its customers with respect to the time frames within which new products are expected to be shipped. Such announcements are made for the purpose of providing customers with a general idea of the expected availability of products for planning purposes, are based only upon estimates and are not a prediction of the exact availability date for such products. In the past, certain of the Company's products shipped later, and in some cases substantially later, than the time frame within which the Company originally anticipated that the products would be available. Some of the product line acquired from Visigenic is based on technology from third parties, and the Company has limited control over whether and when these technologies are enhanced. The failure or delay in enhancements of technology from third parties could have a material adverse effect on the ability to develop and enhance the Company's products. Due to the inherent uncertainties of software development, it is likely that such situations will occur from time to time in the future as well. Moreover, the loss of key employees may increase the risk of delays in product availability from timeframes originally anticipated. Consequently, announcements regarding the Company's expectations of when products may ship should not be considered a prediction by the Company that the products will ship in any particular quarter or otherwise be relied upon by investors as a basis for predicting the Company's results for any future period. Delays in the shipment of such products and product enhancements will have a material adverse impact on the Company. Without the introduction of such new products and product enhancements, the Company's products may become technologically obsolete, and as a result the Company's business, operating results and financial condition could be materially adversely affected. There can be no assurance that the future development and marketing efforts by the Company will be successful.

  Year 2000 Issues. Many companies are currently expending significant resources in order to address the "Year 2000 issue." Expenditures to address the Year 2000 issue often involve the modification of legacy and other existing software systems rather than the development of new systems. Because of the size of such expenditures, companies may defer or cancel other new software development projects for which such companies might otherwise have purchased products from the Company. Any reductions in revenues to the Company resulting from such the Year 2000 issue could have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company has commenced a review of its internal information systems.
The objective of the review is to address necessary code changes, testing and implementation with the objective of taking corrective action based on the results of such review.

  The Year 2000 issue could affect the products that the Company sells. The Company is reviewing its current product offerings and based upon its review to date, believes that its products are Year 2000 compliant. However, to the extent that the Company's products prove to be non-compliant, or in the event of any dispute with any customer regarding whether the Company's products are compliant, the Company's business, results of operations and financial condition could be materially and adversely affected.

  In addition, the Company could be materially and adversely affected by costs or complications relating to code changes, testing and implementation for its own systems or similar issues faced by its distributors, suppliers, customers, vendors and the financial service organizations with which the Company interacts. At this time, the Company has not yet determined the cost related to achieving Year 2000 compliance.

  Evolving Markets. In light of the changing market in which the Company competes, it is uncertain whether the Company's historical product life cycle will continue. The Company has, in the past, experienced declining sales of certain of its products in anticipation of the release of new products. Furthermore, it cannot be determined whether the increasing price competition in the industry, the timing of competitors' product releases or other factors will have an adverse effect upon the product upgrade revenue that has historically been a significant component of the Company's revenue. Finally, a greater portion of the Company's revenues are expected to be derived from the licensing of client/server products to enterprise customers, which transactions are characterized by longer sales cycles and increased transaction values. As a result, such revenues may be subject to increased variability over time.

  The Company's current distributed object products acquired from Visigenic are based on several standards, including CORBA and Internet Inter-ORB Protocol ("IIOP"). These standards are intended to facilitate the management and communication of applications created in object-oriented programming languages such as C + + and Java. These standards are new, are just beginning to gain widespread acceptance, and compete with proprietary solutions such as Microsoft's ActiveX and DCOM. The distributed object software market is relatively young, and there are few proven products. Further, some of the distributed object products acquired from Visigenic are designed specifically for use in applications for the Internet and intranets. Because critical issues concerning the Internet and intranets, including security, reliability, cost, ease of use and access and quality of service remain unresolved, the growth of applications targeted at the Internet/Intranets is uncertain and difficult to predict.

  The Company's VisiChannel for JDBC database access product acquired from Visigenic is based on the JDBC standard, which was developed to enable applications to access data from JDBC-compliant data sources. While the JDBC standard is supported by most of the major database and software vendors, it is a recent standard that has not yet gained widespread acceptance and currently it co-exists with proprietary database access solutions from many of these same database and software vendors.

  Because the markets for the Company's products are new and evolving, it is difficult to assess or predict with any assurance the size or growth rate, if any, of these markets. There can be no assurance that the markets for the Company's products will develop, or that the Company's products will be adopted. If these markets fail to develop, develop more slowly than expected or attract new competitors, or if the Company's products do not achieve market acceptance, the Company's business, operating results and financial condition could be materially adversely affected. Because the Company's strategy is to develop standards-based products and these standards are relatively new, not widely accepted and compete with other emerging standards, to the extent that these standards are not commercially successful, this will have a material adverse affect on the Company's business, operating results and financial condition. Competing or alternative technologies are being or are likely in the future to be promoted by current and potential competitors of the Company, some of which have well-established relationships with current and potential customers of the Company and have extensive knowledge of the markets served by the Company, better name recognition and more extensive development, sales and marketing resources than the Company.

  Reliance on VARs and ISVs. A significant element of the strategy employed by Visigenic prior to its acquisition by the Company was to embed the technology in products offered by value-added reseller ("VAR") and independent software vendor ("ISV") customers, such as Cisco, Compuware, Healtheon, Hewlett-Packard, Microsoft, Netscape, Novell, Oracle, Platinum technology and Sybase. Historically, relatively small number of VAR and ISV customers have accounted for a significant percentage of Visigenic's revenues. In fiscal 1996, ten VAR and ISV customers accounted for approximately 65% of Visigenic's revenues and in fiscal 1997, ten VAR and ISV customers accounted for approximately 48% of the Visigenic's revenues. The Company intends to seek similar distribution arrangements with other VARs and ISVs to embed Visigenic technology in their products. To date, the terms and conditions, including prices and discounts, of agreements relating to the product line acquired from Visigenic with VAR and ISV customers have been highly negotiated and vary significantly among customers; however, substantially all agreements are non-exclusive and do not require the VAR or ISV to make minimum purchases. Many of the markets for the VAR and ISV products in which technology acquired from Visigenic is being embedded are new and evolving and, therefore, will be subject to the same risks faced by the Company in the markets for its other products. Furthermore, certain of the companies with which Visigenic maintained or would have otherwise sought to establish VAR or ISV relationships are competitors of the Company, and accordingly, the acquisition of Visigenic could adversely affect the Company's ability to maintain or secure such relationships. If the Company is unsuccessful in maintaining its current relationships and securing license agreements with additional VARs and ISVs on commercially reasonable terms or at all, or if the Company's VAR and ISV customers are unsuccessful in selling their products, the Company's business, financial condition or results of operations could be materially adversely affected.

  Extreme Volatility of Stock Price. Like the stock of other high technology companies, the market price of the Company's Common Stock has been and may continue to be extremely volatile. During the past three fiscal years, the market price of the Company's Common Stock has ranged from a high of $21.25 to a low of $4.75. Factors such as quarterly fluctuations in the Company's results of operations, the announcement of technological innovations or the introduction of new products by the Company or its competitors, and general conditions in the computer hardware and software industries may have a significant impact on the market price of the Company's Common Stock.

  Extremely Competitive Industry. The software industry is extremely competitive. Rapid change, uncertainty due to new and emerging technologies and fierce competition characterize the industry. The pace of change has recently accelerated due to the Internet/intranet and new programming languages, such as Java. The Company competes with a number of other companies, including Microsoft, Computer Associates, Oracle, Sybase and Symantec. Certain of its competitors have substantially greater financial, management, marketing and technical resources than the Company. In the past, competitors have utilized their greater resources to provide substantial signing bonuses and other inducements to lure away the Company's management and other key personnel. In addition, Microsoft is the developer of the Windows operating environments. To the extent that the Company is unable to obtain information regarding existing and future operating systems from the developer of such systems, the release of the Company's products for such systems may be delayed. The product line acquired from Visigenic is targeted at the emerging markets for standards-based distributed object software products. The markets for these products are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's principal competitive factors in these markets will be product quality, performance and price, vendor and product reputation, product architecture and quality of support. In the standards-based distributed object market, the products acquired from Visigenic compete principally against offerings by Iona Technologies, Expersoft and BEA. These products also compete against existing or proposed distributed object solutions from hardware vendors such as Hewlett-Packard, ICL, IBM and Sun. In addition, because there are relatively low barriers to entry in the software market and because the products are based on publicly available standards, the Company expects to experience additional competition in the future from other established and emerging companies if the market for distributed object software continues to develop and expand. In particular, operating system vendors such as ICL, Hewlett-Packard, IBM, Microsoft and Sun may offer standards-based distributed object products bundled with their operating systems. For instance, Microsoft has introduced DCOM, which could reduce or eliminate the need for CORBA-compliant ORBs, such as those offered by the products acquired from Visigenic, for Microsoft operating systems. Many of these current and potential competitors have well-established relationships with current and potential customers of the Company, have extensive knowledge of the markets serviced by the Company's customers, more extensive development, sales and marketing resources and are capable of offering single vendor solutions. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any one of which could materially adversely affect the Company's business, operating results and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships, thereby increasing the ability of their products to address the needs of the Company's current and prospective customers. Accordingly, it is possible that new competitors may emerge, or alliances among current and new competitors may be formed, that may rapidly gain significant market share. Certain competitors have been known to license software for free to gain competitive advantage. Such competition could materially adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of its products and related services, which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competition, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

  The advent of the Internet/intranet as a computing, communication and collaboration platform as well as a low cost and efficient distribution vehicle, on-line services, and electronic commerce increases competition and creates uncertainty as to future technology directions. The Company faces intense competition in the development and marketing of Internet/intranet and Java development software from a wide variety of companies. There can be no assurances that the Company will be able to compete effectively for business opportunities as they arise on the Internet/intranet, on-line services, electronic commerce and other emerging areas.

  Risks Associated with International Operations and Sales. Revenues derived from international operations accounted for approximately 63%, 62% and 51% of total revenues for the Company for the nine months ended December 31, 1997 and the fiscal years ended March 31, 1997 and 1996, respectively. There are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. In addition, many software companies have recently experienced adverse effects relating to declining sales as a result of the Asian financial crisis. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results and financial condition. In addition, the Company's subsidiaries in Europe and Japan operate in local currencies, and their results are translated monthly into US dollars. If the value of the US dollar increases relative to foreign currencies, the Company's business, operating results and financial condition could be materially adversely affected.

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

  Superior Rights and Preferences of Borland Series B Preferred Stock. The Company has authorized the issuance of up to 1,470 shares of its Series B Preferred Stock, of which 550 shares are currently outstanding. The Series B Preferred Stock has certain rights and preferences which are superior to those of Common Stock. In particular, each share of Series B Preferred Stock is entitled to vote the number of shares of Common Stock into which such share of Series B Preferred Stock is convertible, or 7,207 votes for each currently outstanding share of Series B Preferred Stock, on matters on which all stockholders of the Company are entitled to vote as compared to one vote per share of Common Stock. In addition, upon any liquidation, dissolution or winding up of the Company, each share of Series B Preferred Stock is entitled to be paid the original purchase price per share, or $50,000, from the assets of the Company prior to any payments to the holders of Common Stock. The Company's Board of Directors, without stockholder approval, is authorized to issue up 1,000,000 shares of the Company Preferred Stock (including the 1,470 authorized shares of Series B Preferred Stock) with voting, conversion or other rights that could adversely affect the voting power and other rights of the holders of Common Stock or the market price of the Common Stock.

  Potential Dilutive Effect of Conversion and Additional Issuance of Series B Preferred Stock. The number of shares of Common Stock which may be issued upon conversion of the Series B Preferred Stock is dependent upon the trading price of Common Stock at the time of conversion. To the extent that the trading price of Common Stock is lower than $6.94 per share at the time of any conversion of the currently outstanding shares of Series B Preferred Stock, the number of shares of Common Stock issuable upon such conversion will increase. Until March 31, 1998, the Company has the option, subject to certain conditions, to require all existing holders of Series B Preferred Stock to purchase in the aggregate up to 500 additional shares of Series B Preferred Stock. The Company is in discussions with the holders of the Series B Preferred Stock to extend the date on which the Company may exercise this otion. In the event the Company exercises this option and additional shares of Series B Preferred Stock are issued, existing holders of Common Stock could be subject to dilution. Commencing June 30, 1998 and extending through June 30, 2000, holders of Series B Preferred Stock have the option to purchase in the aggregate of up to an additional 198 shares of Series B Preferred Stock. In the event some or all existing holders of Series B Preferred Stock exercise this option and additional shares of Series B Preferred Stock are issued, existing stockholders of the Company would be subject to dilution at that time.

  Risks Associated with Potential Acquisitions. As a part of the Company's business strategy, the Company will review acquisition prospects that would complement the Company's existing product offerings, augment the Company's market coverage or enhance its technological capabilities, or that may otherwise offer growth opportunities. Although the Company does not have current agreements or negotiations underway with respect to any such acquisitions, the Company may make acquisitions of businesses, products or technologies in the future. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results and/or the market price of the Common Stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which the Company has no or limited prior experience and potential loss of key employees of acquired organizations. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business, financial condition and operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income which are excluded from net income include foreign currency translation adjustment and unrealized gain/loss on available-for-sale securities. The disclosures prescribed by SFAS 130 will be effective for the year ending December 31, 1998.

  In June 1997 FASB issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The disclosures prescribed by SFAS 131 will be effective the year ending December 31, 1998.

  In October 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company currently intends to adopt for transactions entered into in the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance on recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition". The Company believes that the adoption of SOP 97-2 will not have a significant impact on its current licensing or revenue recognition practices. However, should the Company adopt new or change its licensing practices, the Company's revenue recognition practices may be subject to change to comply with the accounting guidance provided in SOP 97-2.

SELECTED QUARTERLY DATA

Amounts in thousands, except per share amounts, percentages and stock prices:

                                                                                   Three Months Ended
                                                                            --------------------------------
                                                                             Dec. 31,   Sept. 30.   June 30,
                                                                               1997        1997       1997
                                                                            ----------  ----------  ---------
Net revenues                                                                  $43,015     $42,500    $41,970
Cost of revenues                                                                5,436       6,375      6,356
                                                                              -------     -------    -------
Gross profit                                                                   37,579      36,125     35,614
                                                                              -------     -------    -------
Selling, general and administrative                                            24,505      25,095     24,929
Research and development                                                       10,235       9,905     10,576
Restructuring and merger related charges                                            -           -          -
Other non-recurring charges                                                         -           -          -
                                                                              -------     -------    -------
Operating income (loss)                                                         2,839       1,125        109
                                                                              -------     -------    -------
Net income (loss)                                                               2,827       1,518         79
                                                                              =======     =======    =======

Earnings (loss) per share -- basic                                            $  0.07     $  0.03    $  0.00
Earnings (loss) per share -- diluted                                          $  0.06     $  0.03    $  0.00
Shares used in computing basic earnings per share                              38,702      38,200     37,108
Shares used in computing diluted earnings per share                            45,135      40,228     39,016

Percentage of net revenues:
Gross profit                                                                     87.4%       85.0%      84.9%
Operating income (loss)                                                           6.6%        2.6%       0.3%
Net income (loss)                                                                 6.6%        3.6%       0.2%

Stock prices:
High                                                                          $   7.63    $ 10.25    $  7.00
Low                                                                           $   7.25    $ 10.06    $  6.75

                                                                                 Three Months Ended
                                                                   ----------------------------------------------
                                                                   March 31,    Dec. 31,   Sept. 30,    June 30,
                                                                      1997        1996        1996        1996
                                                                   ----------  ----------  ----------  ----------
Net revenues                                                        $ 37,168    $ 36,756    $ 39,306    $ 38,146
Cost of revenues                                                       6,032       6,961       7,559       8,898
                                                                    --------    --------    --------    --------
Gross profit                                                          31,136      29,795      31,747      29,248
                                                                    --------    --------    --------    --------
Selling, general and administrative                                   37,493      33,986      32,575      39,235
Research and development                                              13,276      14,038      14,679      13,180
Restructuring and merger related charges                               5,976      11,885           -       1,083
Other non-recurring charges                                           17,100           -           -           -
                                                                    --------    --------    --------    --------
Operating income (loss)                                              (42,709)    (30,114)    (15,507)    (24,250)
                                                                    --------    --------    --------    --------
Net income (loss)                                                   $(42,470)   $(29,371)   $(14,310)   $(21,809)
                                                                    ========    ========    ========    ========

Earnings (loss) per share -- basic                                  $  (1.15)   $  (0.81)   $  (0.40)   $  (0.60)
Earnings (loss) per share -- diluted                                $  (1.15)   $  (0.81)   $  (0.40)   $  (0.60)
Shares used in computing basic earnings per share                     37,006      36,429      36,319      36,268
Shares used in computing diluted earnings per share                   37,006      36,429      36,319      36,268

Percentage of net revenues:
Gross profit                                                            83.8%       81.1%       80.8%       76.7%
Operating income (loss)                                              (114.9)%     (81.9)%     (39.5)%     (63.6)%
Net income (loss)                                                    (114.3)%     (79.9)%     (36.4)%     (57.2)%

Stock prices:
High                                                               $   8.56     $  8.44     $  9.25     $ 20.00
Low                                                                $   5.69     $  4.75     $  6.38     $  9.13

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's financial statements included with this Form 10-K are set forth under Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information regarding directors and executive officers required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to meeting be held on June 5, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 5, 1998. The information specified in Item 402(k) and
(l) of Regulation S-K and set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 5, 1998 is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 5, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 5, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.  Consolidated Financial Statements

     Report of Independent Accountants for Borland International, Inc. Report of Independent Auditors for Open Environment Corporation

     Consolidated Balance Sheets at December 31, 1997 and March 31, 1997

     Consolidated Statements of Operations for the nine months ended December 31, 1997 and fiscal years ended March 31, 1997 and 1996

     Consolidated Statements of Stockholders' Equity for the nine months ended
     December 31, 1997 and   fiscal years ended March 31, 1997 and 1996

     Consolidated Statements of Cash Flows for the nine months ended December 31, 1997 and fiscal years ended March 31, 1997 and 1996

     Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedule

    Schedule II--Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.  Exhibits

Exhibit
Number                                       Description
----------      ------------------------------------------------------------------------

    2.1(1)      Agreement and Plan of Merger among Borland International, Inc., Aspen
                Acquisition Corporation and Open Environment Corporation
                dated May 11, 1996
    2.2(2)      Agreement and Plan of Merger among Borland International, Inc., Vixen
                Acquisition Corporation and Visigenic Software, Inc. dated as of
                November 17, 1997
    3.1(3)      Restated Certificate of Incorporation of the Registrant
    3.2(3)      Amended Bylaws of the Registrant
    4.1(3)      Restated Certificate of Incorporation and Bylaws of the
                Registrant
    4.2(13)     Rights Agreement dated as of December 23, 1991 between Borland
                International, Inc. and Manufacturers Hanover Trust
                Company of California
   10.1(4)      Loan commitment secured by a mortgage entered into with Sanwa Bank
                California, Wells Fargo Bank, and Pacific Trust Fund Company dated
                September 17, 1987 and amendment thereto dated April 27, 1988
   10.2(5)      Form of Convertible Securities Subscription Agreement for Registrant's
                Series B Preferred Stock
   10.3(5)      Form of Registration Rights Agreement for Registrant's Series B
                Preferred Stock
   10.4(6)      Form of Indemnity Agreement
   10.5(14)     Employment Agreement with Delbert W. Yocam, as amended
   10.6(7)      Third Addendum to Employment Agreement with Delbert W. Yocam
   10.7(8)      1990 Employee Stock Purchase Plan
   10.8(9)      Non-Employee Directors' Stock Option Plan
   10.9(10)     1992 Stock Option Plan
   10.10(11)    1993 Stock Option Plan
   10.11(12)    1997 Stock Option Plan
   10.12(12)    1997 Employee Stock Purchase Plan
   21           Subsidiaries of the Registrant
   23.1         Consent of Price Waterhouse LLP, Independent Accountants
   23.2         Consent of Ernst & Young LLP, Independent Auditors
   24.1         Powers of Attorney
   27.1         Financial Data Schedule

---------------------------------

 (1) Previously filed as an exhibit to Registrant's Registration Statement on Form S-4 (filed with the Commission on October 11, 1996) and incorporated herein by reference.

 (2) Previously filed as an exhibit to Registrant's Current Report on Form 8-K (filed with the Commission on November 21, 1997) and incorporated herein by reference.

 (3) Previously filed as an exhibit to Registrant's Quarterly Report for the fiscal quarter ended September 30, 1997 (filed with the Commission on November 14, 1997) and incorporated by reference.

 (4) Previously filed as an exhibit to Registrant's Amendment No. 1 to Registration Statement on Form S-1 (filed with the Commission on December 12, 1989) and incorporated herein by reference.

 (5) Previously filed as an exhibit to Registrant's Current Report on Form 8-K (filed with the Commission on July 14, 1997) and incorporated herein by reference.

 (6) Previously filed as an exhibit to Registrant's Registration Statement on Form S-8 (filed with the Commission on September 26, 1990) and incorporated herein by reference.

 (7) Previously filed as an exhibit to Registrant's Quarterly Report for the fiscal quarter ended September 30, 1997 (filed with the Commission on November 14, 1997) and incorporated by reference.

 (8) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended March 31, 1993 (filed with the Commission on July 2, 1993) and incorporated herein by reference.

 (9) Previously filed as an exhibit to Registrant's Current Report on Form 8-K (filed with the Commission on December 27, 1991) and incorporated herein by reference.

(10) Previously filed as an exhibit to Registrant's Registration Statement on Form S-8 (filed with the Commission on July 24, 1992) and incorporated herein by reference.

(11) Previously filed as an exhibit to Registrant's Registration Statement on Form S-8 (filed with the Commission on March 11, 1993) and incorporated herein by reference.

(12) Previously filed as an exhibit to Registrant's Registration Statement on Form S-8 (filed with the Commission on December 19, 1997) and incorporated herein by reference.

(13) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference.

(14) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended March 31, 1997 and incorporated herein by reference.


A copy of any exhibit will be furnished (at a reasonable cost) to any stockholder of the Company upon receipt of a written request. Such request should be sent to Borland International, Inc. 100 Borland Way, Scotts Valley, California USA 95066-3249, Attn: Secretary.

(a)  Reports on Form 8-K

  Report on Form 8-K dated November 21, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scotts Valley, California, on the 30th day of March, 1998.

                                          BORLAND INTERNATIONAL, INC.
                                                  (Registrant)


                                          /s/ Kathleen M. Fisher
                                 By  ____________________________________
                                              Kathleen M. Fisher,
                                            Chief Financial Officer
                                           Vice President of Finance

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as indicated on the 30th day of March, 1998.

            Signature                                                 Title
           *
--------------------------             Chairman of the Board and Chief Executive Officer (principal
DELBERT W. YOCAM                       executive officer

 /s/ Kathleen M. Fisher
--------------------------             Vice President of Finance and Chief Financial Officer (principal
KATHLEEN M. FISHER                     financial and accounting officer)

           *
--------------------------             Director
HARRY SAAL

           *
--------------------------             Director
GEORGE HARA

           *
--------------------------             Director
DAVID HELLER

           *
--------------------------             Director
STEPHEN LEWIS

           *
--------------------------             Director
WILLIAM MILLER
----------------------------------------------------------------------------------------------------------

                  /s/ Hobart McK. Birmingham
*By: ___________________________________________________________
                    (HOBART McK. BIRMINGHAM,
                        Attorney in Fact)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        FOR BORLAND INTERNATIONAL, INC.



To the Board of Directors and Stockholders of Borland International, Inc.

  In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 14(a)1 and 2 on page 29 present fairly, in all material respects, the financial position of Borland International, Inc. and its subsidiaries at December 31, 1997 and March 31, 1997, and the results of their operations and their cash flows for the nine months ended December 31, 1997 and for each of the two years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Open Environment Corporation, a wholly-owned subsidiary, as of and for the year ended December 31, 1995 which statements reflect total assets of $36,647,000 at December 31, 1995 and total revenues of $29,881,000 for the year then ended. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Open Environment Corporation as of December 31, 1995 and for the year then ended, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

San Jose, California
January 28, 1998, except for the first and fifth paragraphs of Note 14 which are as of February 27, 1998

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
                        FOR OPEN ENVIRONMENT CORPORATION


The Board of Directors
Open Environment Corporation and Subsidiaries

  We have audited the accompanying consolidated balance sheet of Open Environment Corporation and subsidiaries as of December 31, 1995 and the related consolidated statement of income, stockholders' equity, and cash flows for the year then ended (not separately presented herein). Our audit also included the financial statement schedule listed in the Index at Item 14(a). The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Open Environment Corporation and subsidiaries at December 31, 1995, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                      /s/ Ernst & Young LLP


Boston, Massachusetts
March 27, 1996, except as to
the fourth paragraph of
Note 1, as to which the
date is October 4, 1996

                          BORLAND INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except par value amounts)


                                                 ASSETS
                                                                         December 31,              March 31,
                                                                             1997                    1997
                                                                        ----------------         ---------------
Current assets:
   Cash and cash equivalents                                                    $ 85,169                $ 52,359
   Short-term investments                                                          1,843                   2,001
   Accounts receivable, net of allowances of $11,264 and $16,118                  28,195                  17,785
   Inventories                                                                       787                   1,047
   Other current assets                                                            6,034                   5,837
                                                                        ----------------         ---------------
      Total current assets                                                       122,028                  79,029
Property and equipment, net                                                      101,722                 106,563
Other non-current assets                                                           6,072                   7,110
                                                                        ----------------         ---------------
      Total assets                                                              $229,822                $192,702
                                                                        ================         ===============
                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         December 31,               March 31,
                                                                             1997                      1997
                                                                        ----------------         ---------------
Current liabilities:
   Accounts payable                                                            $  11,087               $  14,574
   Accrued expenses                                                               36,454                  37,724
   Short-term restructuring                                                        1,278                   4,740
   Income taxes payable                                                            4,054                   4,463
   Other current liabilities                                                      20,365                  18,817
                                                                        ----------------         ---------------
      Total current liabilities                                                   73,238                  80,318
Long-term debt and other                                                          22,025                  22,508
Commitments and contingencies (Notes 6, 8 and 12)

Mandatorily redeemable convertible preferred stock (Note 9)                       27,358                     ---

Stockholders' equity:
   Preferred stock; $.01 par value; 1,000 shares authorized;                         ---                     ---
      none issued or outstanding
   Common stock; $.01 par value; 100,000 shares authorized;                          390                     371
      38,812 and 37,119 issued and outstanding
   Additional paid-in capital                                                    322,587                 309,800
   Accumulated deficit                                                          (219,642)               (223,497)
Cumulative translation adjustment                                                  3,866                   3,202
                                                                        ----------------         ---------------
      Total stockholders' equity                                                 107,201                  89,876
                                                                        ----------------         ---------------
         Total liabilities and stockholders' equity                            $ 229,822               $ 192,702
                                                                        ================         ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                          BORLAND INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                            Nine Months
                                                                               Ended                   Year Ended
                                                                            December 31,                March 31,
                                                                            -----------        ------------------------------
                                                                                1997              1997                1996
                                                                             --------          ----------            --------
Net revenues                                                                 $127,485           $ 151,376            $245,087
Cost of revenues                                                               18,167              29,450              38,157
                                                                             --------          ----------            --------
Gross profit                                                                  109,318             121,926             206,930

Selling, general and administrative                                            74,529             143,289             141,744
Research and development                                                       30,716              55,173              50,714
Restructuring and merger related charges                                          ---              18,944                 679
Other non-recurring charges                                                       ---              17,100                 ---
                                                                             --------          ----------            --------
      Total operating expenses                                                105,245             234,506             193,137

Operating income (loss)                                                         4,073            (112,580)             13,793
Interest income, net and other                                                  1,122               5,137               4,221
                                                                             --------          ----------            --------
Income (loss) before income taxes                                               5,195            (107,443)             18,014
Income tax provision                                                              771                 517               3,295
                                                                             --------          ----------            --------
Net income (loss)                                                            $  4,424           $(107,960)           $ 14,719
                                                                             ========          ==========            ========
Earnings per share  basic                                                    $   0.10           $   (2.96)           $   0.43
Earnings per share  diluted                                                  $   0.10           $   (2.96)           $   0.40

Shares used in computing basic earnings per share                              37,977              36,512              33,968
Shares used in computing diluted earnings per share                            39,765              36,512              37,167

  The accompanying notes are an integral part of these consolidated financial statements.

                          BORLAND INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                  Common Stock
                                               ---------------------------------------------------
                                                Number                  Additional
                                                 of                      Paid-In        Accumulated
                                                Shares      Amount       Capital         (Deficit)
                                               -------      ------      ---------       -----------
Balance at March 31, 1995                       30,740      $  306       $244,088       $(125,150)
Employee stock options, employee stock
 purchase plan and other, net                    3,958          41         37,357              --
Issuance of common stock                         1,122          11         22,862              --
Other                                              661           7          5,498            (142)
Net income                                          --          --             --          14,719
                                               -------      ------      ---------       ---------
Balance at March 31, 1996                       36,481         365        309,805        (110,573)
Adjustment to reflect the change in
 year end for OEC (see Note 4)                      --          --             --          (4,967)
Employee stock options, employee stock
 purchase plan and other, net                      638           6             23             --
Translation adjustment                              --          --             --             --
Other                                               --          --            (28)              3
Net loss                                            --          --             --        (107,960)
                                               -------      ------      ---------       ---------
Balance at March 31, 1997                       37,119         371        309,800        (223,497)
Employee stock options, employee stock
 purchase plan and other, net                    1,693          19         12,076              --
Translation adjustment                              --          --             --              --
Value attributable to warrants issued
 in connection with preferred stock                 --          --            711              --
Accretion of warrant value attributable
 to preferred stock                                 --          --             --           (569)
Net income                                          --          --             --          4,424
                                               -------      ------      ---------       ---------
Balance at December 31, 1997                    38,812      $  390       $322,587       $(219,642)
                                               -------      ------      ---------       ---------


                                                  Treasury Stock
                                               --------------------
                                                                        Cumulative
                                                                        Translation
                                                Shares      Amount      Adjustment        Total
                                               -------     --------      -----------     ----------
Balance at March 31, 1995                          385     $(3,500)       $  5,720       $121,464
Employee stock options, employee stock
 purchase plan and other, net                       --          --             --          37,398
Issuance of common stock                                                                   22,873
Other                                               --          --         (1,522)          3,841
Net income                                          --          --             --          14,719
                                               -------      -------      ---------       ---------
Balance at March 31, 1996                          385       (3,500)        4,198         200,295
Adjustment to reflect the change in
 year end for OEC (see Note 4)                      --          --             --          (4,967)
Employee stock options, employee stock
 purchase plan and other, net                       --          --             --              29
Translation adjustment                              --          --           (996)           (996)
Other                                             (385)       3,500                         3,475
Net loss                                            --           --            --        (107,960)
                                               -------      -------      ---------       ---------
Balance at March 31, 1997                           --           --         3,202          89,876
Employee stock options, employee stock
 purchase plan and other, net                       --           --            --          12,095
Translation adjustment                              --           --           664             664
Value attributable to warrants issued
 in connection with preferred stock                 --           --            --             711
Accretion of warrant value attributable
 to preferred stock                                 --           --            --           (569)
Net income                                          --           --            --          4,424
                                               -------      -------      ---------       ---------
Balance at December 31, 1997                        --      $    --       $  3,866       $107,201
                                               -------      -------      ---------       ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                          BORLAND INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                                          Nine Months
                                                                             Ended                      Year Ended
                                                                          December 31,                   March 31,
                                                                         -------------           -----------------------------
                                                                              1997                 1997                1996
                                                                            --------             ---------           ---------
Cash flows from operating activities:
Net income (loss)                                                           $  4,424             $(107,960)           $ 14,719
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization                                                7,502                12,054              17,918
  Non-cash restructuring costs                                                   162                   883                 ---
  Write-off of purchased technology                                              ---                   ---                 353
Changes in assets and liabilities:
  Accounts receivable, net                                                   (10,410)               19,540             (20,554)
  Inventories                                                                    260                   551               3,794
  Other current assets                                                          (197)                6,690              (4,463)
  Accounts payable, accrued expenses and short-term restructuring             (8,381)                9,600             (27,475)
  Income taxes payable                                                          (409)               (4,782)              2,115
  Other (primarily deferred revenue and long-term restructuring)               2,056                 7,185              (8,109)
                                                                            --------             ---------           ---------
Cash used in operating activities                                             (4,993)              (56,239)            (21,702)
                                                                            --------             ---------           ---------

Cash flows from investing activities:
  Acquisition of property and equipment, net                                  (3,529)               (4,935)             (5,795)
  Acquisition of product rights                                                  ---                   ---                (726)
  Sale of fixed assets and real estate held for sale                           2,360                 4,603               5,041
  Investment in and advances to joint venture                                    ---                  (137)               (737)
  Net change in short-term investments                                           158                22,350             (24,437)
                                                                            --------             ---------           ---------
Cash (used in) by provided investing activities                               (1,011)               21,881             (26,654)
                                                                            --------             ---------           ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                                 12,095                 3,239              60,550
  Proceeds from issuance of mandatorily redeemable preferred stock            27,500                   ---                 ---
  Redemption of common stock                                                     ---                   ---                (789)
  Borrowings of short term debt                                                  ---                   355               1,546
  Repayment of capital lease obligations and other debt activity                (156)                   (9)               (974)
                                                                            --------             ---------           ---------
Cash provided by financing activities                                         39,439                 3,585              60,333
                                                                            --------             ---------           ---------

                                                                            --------             ---------           ---------
Effect on exchange rate changes on cash                                         (625)                  (34)               (169)
                                                                            --------             ---------           ---------
Net change in cash and cash equivalents                                       32,810               (30,807)             11,808
Net cash adjustment to conform the year end of OEC (Note 4)                      ---                 1,472                 ---
Beginning cash and cash equivalents                                           52,359                81,694              69,886
                                                                            --------             ---------           ---------
Ending cash and cash equivalents                                            $ 85,169             $  52,359            $ 81,694
                                                                            ========             =========           =========
Cash paid during the year for:
  Interest                                                                  $    811             $   1,057            $  1,356
  Income taxes                                                                   792                 1,616               2,244

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

Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

Change in Fiscal Year End

  During 1997, the Company changed its year end from March 31 to December 31 for financial reporting purposes. As a result of this change, the accompanying consolidated financial statements include the nine month transition period from April 1, 1997 to December 31, 1997. The unaudited condensed results of operations for the comparable period of the prior year are summarized below, amounts in thousands:

Condensed consolidated statement of                  Nine Months Ended
        operations data                              December 31, 1996
-----------------------------------            -----------------------------
                                                       (unaudited)
Net revenues                                            $114,208
Gross profit                                            $ 90,790
Income tax provision                                    $    177
Net loss                                                $(65,490)

Earnings per share  basic                               $  (1.80)
Earnings per share  diluted                             $  (1.80)

Revenue Recognition

   Revenue from the sale of software products, including sales to distributors and retail dealers, is recognized upon shipment when no significant vendor obligations remain and collection of the receivable is probable. In instances where a significant vendor obligation exists, revenue recognition is delayed until the obligation has been satisfied. Allowances for estimated future returns and exchanges are provided at that time based on the Company's return policies. Service revenues from customer maintenance fees for ongoing customer support and product updates, including maintenance bundled with software licenses, is recognized ratably over the period of the contract and revenue from other services, including training, are recognized as performed. The Company has recognized revenues for all periods presented in accordance with Statement of Position 91-1 ("SOP 91-1"), "Software Revenue Recognition."

  In October 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company currently intends to adopt for transactions entered into in the year beginning January 1, 1998. SOP 97-2 provides guidance on recognizing revenue on software transactions and supersedes SOP 91-1. The Company believes that the adoption of SOP 97-2 will not have a significant impact on its current licensing or revenue recognition practices. However, should the Company adopt new or change its licensing practices, the Company's revenue recognition practices may be subject to change to comply with the accounting guidance provided in SOP 97-2.

Cash, Cash Equivalents and Short-Term Investments

  The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. Short-term investments are held as securities available for sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair market value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Unrealized gains and losses have been insignificant for all periods presented.

  Short-term investments, consisting principally of commercial paper, at December 31, 1997 and March 31, 1997 were $1.8 million and $2.0 million, respectively.

Foreign Exchange Contracts

  The Company enters into forward exchange contracts to manage its exposure to currency fluctuations. The Company has outstanding short-term forward exchange contracts to exchange various foreign currencies (principally Japanese yen, Australian dollars, Canadian dollars and German marks) for U.S. dollars in the amount of $11.0 million and $19.3 at December 31, 1997 and March 31, 1997, respectively. The Company's accounting policy for these instruments is based on the Company's designation of such instruments as hedging transactions. Gains and losses on forward currency contracts that are designated and effective as hedges of existing transactions, for which a firm commitment has been attained, are recognized in income in the same period as losses and gains on the underlying transactions are recognized. By their nature, these transactions generally offset. The net gain or loss on such foreign currency contracts and underlying transactions have been insignificant for all periods presented.

Concentration of Credit Risk

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. The Company places its cash, cash equivalents and short-term investments in a variety of financial instruments such as commercial paper. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer.

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

Property and Equipment

  Property and equipment is stated at cost and depreciated using the straight-line method based on the following estimated useful lives:

Buildings                                                         31.5 years
Computer equipment                                               3 to 5 years
Furniture, fixtures and equipment                                  5 years
Leasehold improvements                                            Lease term

  Depreciation expense for the nine months ended December 31, 1997 and the fiscal years ended March 31, 1997 and 1996 was $7.3 million, $11.1 million and $16.7 million, respectively. Maintenance and repairs are expensed as incurred. The cost of assets and related accumulated depreciation are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reported as income or expense.

  The Company evaluates the recoverability of its property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

Stock-Based Compensation Plans

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

  No internal development costs were capitalized during the nine months ended December 31, 1997 or the fiscal years ended March 31, 1997 and 1996. Amortization of product rights charged to cost of revenues during the nine months ended December 31, 1997 and the fiscal years ended March 31, 1997 and 1996 was $203,000, $522,000 and $853,000, respectively. At December 31, 1997 and March 31, 1997 unamortized product rights and capitalized development costs were none and $203,000, respectively.

Goodwill

  Goodwill represents the excess of the aggregate purchase price over the fair market value of the tangible and intangible assets acquired in various acquisitions and is being amortized over the estimated useful life of seven years. Amortization of goodwill charged to operating expenses during the nine months ended December 31, 1997 and the fiscal years ended March 31, 1997 and 1996 was none, $447,000 and $702,000, respectively. At December 31, 1997 and March 31, 1997, the Company had no unamortized goodwill.

Advertising Costs

  The Company expenses the production costs of advertising, including direct response, the first time the advertising takes place. Advertising expense was $10.1 million, $14.7 million and $14.2 during the nine months ended December 31, 1997 and the fiscal years ended March 31, 1997 and 1996, respectively.

Income Taxes

  The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using currently enacted tax rates and laws.

  No U.S. federal income taxes are provided on undistributed earnings of the non-U.S. subsidiaries as these earnings are considered permanently invested in non-U.S. operations.

Foreign Currency Translation

  The Company's non-U.S. subsidiaries' balance sheet accounts are translated into U.S. dollars at the exchange rate as of the balance sheet date. Revenues, costs and expenses are translated using an average rate. Resulting exchange gains and losses are reported as a component of stockholders' equity.

Earnings (Loss) Per Share

  In the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings per share (EPS) and diluted EPS, for companies with potentially dilutive securities, such as options. Earnings per share data for all prior periods have been restated to conform with the provisions of SFAS 128.

  Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of mandatorily redeemable convertible preferred stock (using the if converted method) and stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive. See Note 3.

Management Estimates and Assumptions

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

Reclassifications

  Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income which are excluded from net income include foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities.

  For comparative purposes reclassification of financial statements for earlier periods is required. The Company will adopt SFAS 130 beginning in 1998 and does not expect such adoption to have a material effect on the consolidated financial statements.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The disclosures prescribed by SFAS 131 will be effective the year ending December 31, 1998. The Company has not evaluated the impact that adopting SFAS 131 will have on its notes to the consolidated financial statements.

NOTE 2. CONSOLIDATED BALANCE SHEET COMPONENTS

Details of certain balance sheet captions are as follows:

                                                            December 31, 1997          March 31, 1997
                                                            -----------------          --------------
Property and equipment, including capitalized leases:

   Buildings                                                        $  99,198               $  99,101
   Computer equipment                                                  55,370                  58,360
   Furniture, fixtures and equipment                                   24,160                  25,261
   Leasehold improvements                                               2,798                   3,135
                                                            -----------------          --------------
                                                                      181,526                 185,857
   Less accumulated depreciation and amortization                    (104,329)               (103,819)
                                                            -----------------          --------------
                                                                       77,197                  82,038
   Land and improvements                                               24,525                  24,525
                                                            -----------------          --------------
   Total                                                            $ 101,722               $ 106,563
                                                            =================          ==============
Accrued expenses:
   Employee related expenses                                        $   5,727               $   8,900
   Advertising and customer sales incentives                            1,807                   2,548
   Professional fees and settlement costs                              18,283                  18,708
   Other                                                               10,637                   7,568
                                                            -----------------          --------------
   Total                                                            $  36,454               $  37,724
                                                            =================          ==============
Other current liabilities:
   Deferred revenue                                                 $   9,683               $   8,028
   Deferred and other taxes                                             1,954                   1,841
   Other                                                                8,728                   8,948
                                                            -----------------          --------------
   Total                                                            $  20,365               $  18,817
                                                            =================          ==============
Long-term debt and other non-current liabilities:
   Non-current portion of accrued
     restructuring charges                                          $   3,307               $   3,634
   Mortgage notes payable                                               9,249                   9,348
   Deferred and other taxes                                             9,404                   9,404
   Other                                                                   65                     122
                                                            -----------------          --------------
   Total                                                            $  22,025               $  22,508
                                                            =================          ==============

NOTE 3. EARNINGS PER SHARE

  The following is a reconciliation of the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                             Nine Months              Year Ended
                                                                                Ended                   March 31,
                                                                             December 31,    -----------------------------
                                                                                 1997             1997             1996
                                                                           --------------    -------------    ------------
Numerator:
Net income (loss) before accretion charge to the mandatorily redeemable
    convertible preferred stock relating to warrants                             $ 4,424        $(107,960)         $14,719
Accretion charge relating to the warrants issued in connection with the
    mandatorily redeemable convertible preferred stock                               569              ---              ---
                                                                                 -------        ---------          -------
Income (loss) available to common stockholders for basic and
    diluted earnings per share                                                   $ 3,855        $(107,960)         $14,719
                                                                                 =======        =========          =======
Denominator:
Denominator for basic earnings per share - weighted average shares                37,977           36,512           33,968
Effect of dilutive securities - employee stock options                             1,788              ---            3,199
                                                                                 -------        ---------          -------
Denominator for diluted earnings per share - adjusted weighted average
    shares and assumed conversions                                                39,765           36,512           37,167
                                                                                 =======        =========      ===========
Earnings per share - basic                                                       $  0.10        $   (2.96)         $  0.43
Earnings per share - diluted                                                     $  0.10        $   (2.96)         $  0.40

  The 550 shares of Series B mandatorily redeemable convertible preferred stock and 220,000 warrants to purchase common shares outstanding at December 31, 1997 were not included in the computation of diluted EPS because the inclusion of mandatorily redeemable convertible preferred stock would have been antidilutive and the warrant's exercise price exceeded the average market price of the common stock.

  Additionally, options to purchase 8,866,000 shares of common stock were outstanding at March 31, 1997, but were not included in the computation of diluted EPS because either the options' exercise prices were greater than the average market price of common stock or inclusion of such options would have been antidilutive.

NOTE 4. MERGER WITH OPEN ENVIRONMENT CORPORATION

  On November 18, 1996, Borland issued 4,975,000 shares of its common stock for all of the outstanding stock of Open Environment Corporation ("OEC") and issued options to purchase 1,190,216 shares of Borland common stock in exchange for all the outstanding options to purchase common stock. The merger has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated for all periods prior to the combination to include the operations of OEC. OEC develops, markets and supports software that enables companies to create applications for distributed, client/server-computing systems.

  Prior to the merger, OEC's year end was December 31. Accordingly, OEC's year end was conformed to Borland's March year end for fiscal year 1997. For periods prior to fiscal year 1997, the combined financial statements of Borland and OEC include OEC's December year end consolidated financial statements, with OEC's results of operations for the quarter ended March 31, 1996, reported as an adjustment to the combined accumulated deficit. OEC's statement of operations for the three months ended March 31, 1996 have not been combined with any of the Company's statements of operations. Rather, OEC's net loss for that period has been credited to retained earnings. Net revenues and net loss for the three months ended March 31, 1996, were $3.2 million and $5.0 million respectively.

  Separate pre-combination net revenues and net income (loss) of Borland and OEC are as follows (amounts in thousands):

                    April 1, 1996 to               Year Ended
                   November 18, 1996             March 31, 1996
                   -----------------             --------------
Net revenues
Borland               $  88,947                     $215,206
OEC                       8,161                       29,881
                      ---------                     --------
Combined              $  97,108                     $245,087
                      =========                     ========

Net income (loss)
Borland               $(43,808)                     $ 14,285
OEC                    (13,991)                          434
                      ---------                     --------
Combined              $(57,799)                     $ 14,719
                      =========                     ========

NOTE 5. RESTRUCTURING AND MERGER RELATED CHARGES

  During the year ended March 31, 1997, the Company recorded restructuring, merger and other non-recurring charges totaling $18.9 million. OEC recorded a provision for restructuring charges of $1.1 million in the quarter ended June 30, 1996. Charges included the write-off of inventory and prepaid royalties and facilities related to the discontinued education centers and severance payments. In response to the significant losses from operations in the three and six months ended September 30, 1996, the Company implemented a worldwide restructuring and realignment of its corporate structure during October 1996, which resulted in a 15% reduction in workforce. In connection with this restructuring, the Company recorded a $2.9 million restructuring charge in the quarter ended December 31, 1996 primarily for severance costs and lease terminations.

  Based on the results of the October 1996 restructuring and the results of the quarter ended December 31, 1996, the Company implemented an additional worldwide restructuring and realignment and recorded the related charge of $6.0 million during the quarter ended March 31, 1997. The fourth quarter restructuring plan involved significant reductions in operational expenses as well as the implementation of new programs aimed at growing the Company's revenues.

  During fiscal 1995, the Company recorded restructuring charges of $50.0 million. The restructuring charges were incurred for the reduction of worldwide headcount by approximately 40%, the centralization of certain marketing and development activities to improve efficiency, the outsource of manufacturing operations in the U.S. and in Europe and the write-down of facilities and certain purchased technology costs. In addition, several international operations were closed, sales efforts in those areas are now conducted through authorized distributors.

  The following table summarizes the Company's restructuring activity for the nine months ended December 31, 1997 and the two years ended March 31, 1997, amounts in thousands:

                                     Severance         Other Asset
                                    and Benefits         Charges          Facilities          Other          Total
                                   -------------       -----------        ----------         -------        --------
Accrual as of March 31, 1995            $ 4,580            ---             $ 4,678           $ 2,299          $11,557
Cash paid in fiscal 1996                 (4,278)           ---              (2,437)           (1,353)          (8,068)
                                        -------      ---------             -------           -------          -------
Accrual as of March 31, 1996                302            ---               2,241               946            3,489
1997 restructuring                        6,228            562               1,777             1,477           10,044
Cash paid in fiscal 1997                 (4,483)           ---              (1,959)           (1,471)          (7,913)
Non-cash costs                              ---           (562)               (100)              ---             (662)
                                        -------      ---------             -------           -------          -------
Accrual as of March 31, 1997              2,047            ---               1,959               952            4,958
Cash paid during the nine months
    ended December 31, 1997              (1,904)           ---              (1,387)             (155)          (3,446)
Non cash costs                              ---            ---                 ---              (162)            (162)
                                        -------      ---------             -------           -------          -------
Accrual as of December 31, 1997         $   143            ---             $   572           $   635          $ 1,350
                                        =======      =========             =======           =======          =======

  The Company also incurred restructuring charges prior to March 31, 1995 for personnel reductions and the closing of facilities related to significant changes in its product and distribution strategy. The cash and non-cash charges during the nine months ended December 31, 1997 and year ended March 31, 1997 were insignificant. The restructuring accruals related to these actions were $3.2 million and $3.3 million at December 31, 1997 and March 31, 1997, respectively. The remaining accrual relates primarily to long-term lease obligations.

  Pursuant to the merger with OEC (see Note 4) the Company incurred merger related costs of $8.9 million. The charge for the merger related costs, included in the Consolidated Statements of Operations, consist principally of severance costs, write-off of certain assets and professional fees.

NOTE 6. LONG-TERM DEBT

  Long-term debt at December 31, 1997 represents outstanding mortgage notes. The 10.75% mortgage notes, secured by certain land, buildings and improvements, are repayable in equal monthly installments over a thirty-year term ending in 2018.

Minimum annual repayments of these notes at December 31, 1997 are as follows, amounts in thousands:

                       Calendar year:
                       --------------
                          1998                              $  131
                          1999                                 145
                          2000                                 161
                          2001                                 180
                          2002                                 200
                       Thereafter                            8,563
                                                            ------
                                                             9,380
                       Less current portion                   (131)
                                                            ------
                       Long-term portion                    $9,249
                                                            ======

  Interest expense for all obligations was $811,000, $1,186,000 and $1,256,000 for the nine months ended December 31, 1997 and the years ended March 31, 1997 and 1996, respectively.

NOTE 7. INCOME TAXES

     Income (loss) before income taxes consisted of the following, amounts in thousands:


                                           Year Ended March 31
                Nine Months Ended     --------------------------------
                December 31, 1997          1997              1996
                -----------------     --------------    --------------

U.S.                $(2,180)            $(100,458)         $ 3,127
Non-U.S.              7,375                (6,985)          14,887
                    -------             ---------          -------
                    $ 5,195             $(107,443)         $18,014
                    =======             =========          =======

     The provision for income taxes consisted of the following, amounts in thousands:

                                                                            Year Ended March 31,
                                       Nine Months Ended     ---------------------------------------------------
                                       December 31, 1997               1997                      1996
                                    -----------------------  ------------------------  -------------------------
Current:
 Federal                                   $       --                  $(2,136)                    $  662
 State                                             --                       --                        487
 Non-U.S.                                         771                    2,653                      2,938
                                            ---------                  -------                     ------
                                                  771                      517                      4,087
                                            ---------                  -------                     ------
Deferred:
 Federal                                           --                       --                       (417)
 State                                             --                       --                       (128)
 Non-U.S.                                          --                       --                       (247)
                                            ---------                  -------                     ------
                                                   --                       --                       (792)
                                            ---------                  -------                     ------
Income tax provision                             $771                  $   517                     $3,295
                                            =========                  =======                     ======

     The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income (loss) before income taxes, amounts in thousands:

                                                                                      Year Ended
                                                      Nine Months Ended   --------------------------------
                                                      December 31, 1997   March 31, 1997   March 31, 1996
                                                      ------------------  ---------------  ---------------
Tax provision (benefit) at
  U.S. statutory rate                                     $ 1,818         $(37,605)         $ 6,305
Limitation/(benefit) on
  utilization of non-U.S. losses                           (2,600)           4,214           (4,557)
Limitation/(benefit) on
  utilization of U.S. losses                                  763           33,024             (770)
State income taxes                                            ---              ---              356
Non-U.S. withholding taxes                                    790              884            2,060
Other                                                         ---              ---              (99)
                                                          -------         --------          -------
Income tax provision                                      $   771         $    517          $ 3,295
                                                          =======         ========          =======

     Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are comprised of the following, amounts in thousands:

                                                       Nine Months Ended              Year Ended
                                                       December 31, 1997            March 31, 1997
                                                   --------------------------  -------------------------
Accrued expenses                                            $  15,125                  $  17,370
Accounts receivable reserves                                    1,253                      2,096
Inventory valuation                                             1,251                      1,089
Depreciation, amortization and other                            9,617                      9,595
U.S. federal, state loss and credit carryforwards              93,422                     90,038
Non-U.S. loss carryforwards                                    12,652                     16,087
                                                            ---------                  ---------
Gross deferred tax assets                                     133,320                    136,275
Deferred tax assets valuation allowance                      (133,320)                  (136,275)
                                                            ---------                  ---------
Total net deferred tax assets                               $     ---                  $     ---
                                                            =========                  =========

     At December 31, 1997 and March 31, 1997, the Company had reserved for all of its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a valuation allowance has been provided.

     For U.S. federal income tax purposes, the Company has net operating loss carryforwards of approximately $191 million at December 31, 1997. There are also available U.S. federal tax credit carryforwards of approximately $22 million. These loss and credit carryforwards expire between 1998 and 2013, if not utilized. The Company also has approximately $28 million of net operating loss carryforwards in various foreign jurisdictions. Certain of these loss carryforwards will expire beginning in 1998, if not utilized. The Company also has an Alternative Minimum Tax (AMT) credit carryforwards of approximately $2 million, which does not expire.

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

  At December 31, 1997 the Company had unresolved deficiency notices or proposed adjustments from IRS and various state governments for additional taxes and interest of approximately $5.0 million. The Company is protesting these assessments or adjustments with the appellate divisions of the respective tax authorities. The Company believes that the ultimate outcome of the above assessments will not have a material adverse impact on the Company's financial position or results of operations.

  Applicable U.S. income and non-U.S. withholding taxes have not been provided on undistributed earnings of approximately $6.0 million of the Company's foreign subsidiaries as such earnings are considered to be permanently invested in foreign operations.

NOTE 8.  LEASES

  The Company leases certain of its office and operating facilities, and certain furniture and equipment under various operating and capital leases. Lease terms range from one to sixteen years.

  Minimum annual lease commitments at December 31, 1997 are as follows, amounts in thousands:

                                                        Operating                       Capital
Calendar year:                                            Leases                        Leases
                                                   --------------------            ----------------
   1998                                                  $ 3,701                        $376
   1999                                                    2,968                         280
   2000                                                    2,499                         131
   2001                                                    1,907                          39
   2002                                                    1,624                          --
   Thereafter                                             10,156                          --
                                                         -------                        ----
                                                         $22,855                         826
                                                         =======
   Less amount representing interest                                                     (50)
                                                                                        ----
                                                                                        $776
                                                                                        ====

  Rent expenses for all operating leases was $2.3 million, $3.3 million and $4.2 million for the nine months ended December 31, 1997 and the years ended March 31, 1997 and 1996, respectively.

NOTE 9. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

  During the nine months ended December 31, 1997, the Company issued pursuant to a private placement 550 shares of Series B mandatorily redeemable convertible stock ("Series B Shares") at a purchase price of $50,000 per share for aggregate proceeds of $27.5 million. The Series B Shares do not pay or accrue dividends. For each purchased share of its Series B Shares, the Company also issued to the purchaser a warrant to purchase 400 shares of the Company's common stock at a per share price equal to 125% of the closing price of the common stock on the issuance date. The warrants have a four year term. The fair value of the warrants has been treated as a distribution to the holders of the Series B Shares. Accordingly, the fair value of the warrants has been recognized as a reduction to net income for earnings per shares purposes on a pro rata basis over the period that the Series B Shares can be converted. The fair value of the warrants was estimated at the date of issuance using the Black-Scholes pricing model and was treated as a charge to accumulated deficit.

  The Series B Shares have certain rights with respect to voting, liquidation, and conversion as follows:

Voting

  Series B Shares have voting rights equal to the shares of common stock into which they may be converted.

Liquidation

  In the event of liquidation and to the extent assets are available, the holders of the Series B Shares are entitled to receive, prior to and in preference to any distribution to the holders of common stock, the amount of $50,000 per preferred share.

Conversion

  The Series B Shares are convertible at the option of the holder, after the satisfaction of certain holding periods into fully paid and non-assessable shares of common stock based upon a conversion price equal to the lower of the lowest closing market price of a shares of the Company's common stock during the seven trading days before the conversion date or $6.94. The Series B Shares are automatically converted five years from the date of issuance.

  The Series B Shares contain a clause whereby if the Company does not have a sufficient number of shares of common stock to satisfy the Company's obligation upon the conversion of the Series B Shares, the Company must pay the holder of Series B Shares the greater of (i) 110% of the

Series B Shares liquidation preference or (ii) the product of the conversion rate and the market price of the common stock on the date of conversion. Consequently, the Series B Shares are considered mandatorily redeemable preferred stock and have been classified as temporary equity in the Consolidated Balance Sheet.

  At December 31, 1997 6,135,000 shares of Borland common stock were reserved for issuance upon the conversion of the Series B Shares.

  Subject to various additional conditions, the Company has the option ("Company Put Option") to require the Series B shareholders to purchase additional Series B Shares and warrants and the Series B shareholders have the right to require that the Company sell to them additional Series B Shares and warrants ("Series B Call Options"). The maximum number of additional Series B Shares and warrants which the Company may require the Series B shareholders to purchase is 500 Series B Shares for an additional purchase price of approximately $25 million, and warrants to purchase 200,000 shares of the Company's common stock. Assuming that the Company exercises its right to sell the maximum number of shares under the Company Put Option, the maximum number of additional Series B Shares which the Series B shareholders may require that the Company sell to them under the Series B Call Options is 420 Series B Shares, for a purchase price of approximately $21 million, (220 Series B Shares, for a purchase price of approximately $11 million, if the Company does not exercise the Company Put Option) and the number of shares subject to additional warrants would be 168,000 (88,000 if the Company does not exercise the Company Put Option). The Series B Shares and warrants issued upon exercise of the Company Put Option or the Series B Call Options will have the same terms and rights as the Series B Shares and warrants initially issued, except that the maximum conversion price and exercise price, respectively, will be based upon the market price of the Company's common stock at the time of the subsequent issuance of such Series B Shares and warrants. The Company's Put Option expires on March 31, 1998 and Borland is in discussions with the Series B shareholders to extend the expiration date.

NOTE 10.  EMPLOYEE BENEFIT PLANS

Stock Option Plan

  As of December 31, 1997, the Company had four stock-based compensation plans. The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation costs have been recognized for its three stock option plans and its stock purchase plan. The Employee Option Plans ("EOP") allow for the grant of both incentive stock options and nonstatutory options. The exercise price of options granted under the EOP may not be less than 85% of the fair market value of the common stock at the date of the grant for nonstatutory options, and 100% of the fair market value of the Company's common stock on the date of grant for incentive stock options. However, in the case of options granted to an optionee who owns stock representing more than 10% of the voting power of all classes of the Company's stock, the exercise price must not be less than 110% of the fair market value on the grant date and the maximum term of such options may not exceed five years. Certain stock option grants made during the nine months ended December 31, 1997 and the years ended March 31, 1997 and 1996 have accelerated vesting features that become effective under certain conditions in the event that there is a change of control of the Company. Options generally vest 25% one year from the date of grant and ratably over the remaining three years either on a daily or a monthly basis. Certain options have been granted that vest daily or monthly over a specified vesting period from the date of grant. Options expire at the earlier of either three months after termination of employment or ten years after the date of grant.

  The Company also grants options to non-employee directors. Each non-employee director, on the date of his election to the Board, is granted an option for the purchase of 30,000 shares of the Company's common stock. Upon the election of a non-employee director as Chairman of the Board such person is granted a further stock option of 30,000 shares of the Company's common stock. Additionally, at the annual stockholders' meeting each non-employee director is granted options of 7,500 shares (15,000 for a non-employee Chairman of the Board) of the Company's common stock. All such shares vest one-year from the date of grant.

  In February 1997, substantially all outstanding options with a share price in excess of $6.44 were amended to an exercise price of $6.44 per share, the fair market value as of the date the amendment was announced. A total of 4,718,355 options were amended.

  The following table summarizes the Company's stock option activity and related weighted average exercise prices within each category for the nine months ended December 31, 1997 and the years ended March 31, 1997 and 1996 relating to the Company's stock option plans, amounts in thousands except share price:

                                                                               Years Ended March 31,
                                       Nine Months Ended     --------------------------------------------------------
                                       December 31, 1997                  1997                        1996
                                   --------------------------  --------------------------  --------------------------
                                       Shares        Price        Shares         Price         Shares        Price
                                   --------------  ----------  -------------  -----------  --------------  ----------
Options outstanding at
  beginning of period                      8,866        $7.59         7,357        $10.88         11,106       $ 9.99
Stock options:
 Granted                                   3,437        $8.46        10,074        $ 6.52          2,513       $12.23
 Exercised                                (1,722)       $6.67          (321)       $ 7.77         (3,874)      $ 9.22
 Canceled                                 (1,233)       $7.49        (8,244)       $ 9.26         (2,388)      $10.82
                                          ------        -----        ------        ------         ------       ------

Options outstanding at end of
 period                                    9,348        $8.12         8,866        $ 7.59          7,357       $10.88
                                          ======        =====        ======        ======         ======       ======

Exercisable                                3,832                      3,846                        2,353
                                          ======                     ======                       ======

  At December 31, 1997, 183,558 shares were available for future grant under the option plans. All options granted under the plan for the nine months ended December 31, 1997 and the years ended March 31, 1997 and 1996 were priced at market value at the time of grant.

  The fair value of each option grant, as defined by SFAS 123, is estimated on the date of grant using the Black-Scholes pricing model. The Black-Scholes pricing model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

                                       Nine Months                  Years Ended March 31,
                                          Ended           -----------------------------------------
                                    December 31, 1997             1997                  1996
                                 -----------------------  --------------------  --------------------
Expected life                           2.6 years              2.5 years             2.5 years
Risk-free interest rate                   5.71%                 6.57%                 6.31%
Volatility                                66.4%                 70.0%                 63.0%
Dividend yield                            0.00%                 0.00%                 0.00%

The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                                    Options Outstanding                       Options Exercisable
                                       -------------------------------------------------------------------------------------
 Range of Exercise                          Weighted-Average     Weighted-Average          Number          Weighted-Average
      Prices         Number Outstanding     Contractual Life      Exercise Price        Exercisable         Exercise Price
 -----------------   ------------------     ----------------     ----------------   --------------------   -----------------
                       (in thousands)          (in years)                              (in thousands)
  $0.31 - $ 6.06           1,915                   8.86              $ 5.59                1,073               $ 5.47
  $6.31 - $ 6.38             244                   9.10              $ 6.36                   40               $ 6.31
  $6.44 - $ 6.44           2,540                   7.44              $ 6.44                1,567               $ 6.44
  $6.56 - $ 8.88           2,577                   9.39              $ 7.60                  239               $ 7.48
  $9.09 - $49.00           2,072                   8.14              $13.36                  913               $16.80
                           -----                                                           -----
                           9,348                                                           3,832
                           =====                                                           =====

Employee Stock Purchase Plan

  The Company has adopted an Employee Stock Purchase Plan ("ESPP"), which allows eligible employees of the Company and its subsidiaries to purchase shares of common stock through payroll deductions. Purchases are limited to 15% of the employee's compensation, subject to a maximum annual employee contribution limited to a $25,000 market value (calculated as the employee's enrollment price multiplied by the purchased shares) but limited to no more than 2,500 shares of stock. The ESPP shares may be purchased by participants at the lower of 85% of the fair market value at the beginning of the offering period or the purchase date. Of the 1,050,000 shares of common stock that have been reserved for issuance under the ESPP, 849,951 shares were issued through December 31, 1997. Sales under the ESPP during the nine months ended December 31, 1997 and the years ended March 31, 1997 and 1996 were 77,426, 142,573 and 105,753 shares of common stock at an average price of $6.04, $5.67 and $9.55 per share, respectively. Compensation cost (included in pro forma net income and net income per share amounts) is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes pricing model with the following weighted-average assumptions for the nine months ended December 31, 1997 and the years ended March 31, 1997 and 1996, respectively: an expected life of six months; expected volatility of 66%, 70% and 63%; risk-free interest rates of 5.71%, 6.57% and 6.31%; and dividend yields of 0%. The weighted-average fair value of those purchase rights granted during the nine months ended December 31, 1997 and the years ended March 31, 1997 and 1996, as defined by SFAS 123, was $4.60, $3.24 and $3.74, respectively.

Pro Forma Net Income and Net Income Per Share

  Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option and stock purchase plans, the Company's pro forma net income and earnings per share for the nine months ended December 31, 1997 and the years ended March 31, 1997 and 1996 would have been as follows (amounts in thousands, expect per share data):

                                                                               Years Ended March, 31
                                              Nine Months Ended       ------------------------------------
                                              December 31, 1997           1997                   1996
                                              -----------------       ------------           -------------
Net income (loss):
 As reported                                      $  4,424              $(107,960)                $14,719
 Pro Forma                                          (7,608)             $(122,941)                $10,103

Net income (loss) per share:
 As reported  basic                               $   0.10              $   (2.96)                $  0.43
 As reported  diluted                             $   0.10              $   (2.96)                $  0.40

 Pro Forma  basic                                 $  (0.20)             $   (3.37)                $  0.30
 Pro Forma  diluted                               $  (0.20)             $   (3.37)                $  0.27

  The pro forma amounts include compensation expense related to the nine months ended December 31, 1997 and the years ended March 31, 1997 and 1996 stock option grants and stock purchase rights. In future years, the annual compensation expense will increase relative to the fair value of stock options and stock purchase rights granted in those future years.

Profit Sharing Plan and Bonus Plans

  The Company has several bonus plans, which provide for additional compensation to most U.S. and certain non-U.S. employees. Charges to income for the plans were approximately $2.8 million, $12.7 million, and $2.9 million during the nine months ended December 31, 1997 and the years ended March 31, 1997 and 1996, respectively.

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

NOTE 12. LITIGATION

  The Company is a party to a lawsuit, Kaplan, et al vs. Kahn, et al, originally filed in the United States District Court for the Northern District of California in 1993 and 1995, respectively. The lawsuits allege certain securities law violations by the Company and certain of its officers and directors relating to periods between 1991 and 1994. In 1996, the parties entered into a stipulation to settle both lawsuits, the stipulation was submitted for court approval and monies were deposited in escrow to fund the settlement. At the time, the Company recorded a charge in the amount of its contribution to the settlement to be paid by the Company. On March 18, 1998, the Court preliminarily approved a revised settlement plan which did not involve any further contribution by the Company. The plan remains subject to comment from class members and there can be no assurance that the settlement will receive final approval by the Court. If these lawsuits are not settled and the cases are litigated, an adverse decision in either case could have a material adverse effect on the Company's financial condition and results of operations.

  In January, 1996, in the case of Lotus Development Corp. vs. Borland International, Inc., the U.S. Supreme Court affirmed the judgment of the U.S. Court of Appeals for the First Circuit that the Company did not infringe the copyright of Lotus's spreadsheet product, Lotus 1-2-3. The Company initiated proceedings in the U.S. District Court in Massachusetts for a determination of what attorneys fees and costs, if any, the Company may recover. In February 1997, the U.S. District Court in Massachusetts denied the Company's request for attorneys fees but awarded costs to the Company in a small amount. The Company has appealed the U.S. District Court's denial of attorneys fees and payment of full costs and a hearing was held in January 1998 in the U.S. Court of Appeals for the First Circuit. The appeal is under submission.

  Three securities class action lawsuits have been filed against the Company's OEC subsidiary, certain former officers and directors of OEC, and OEC's outside auditors which lawsuits allege certain securities laws violations prior to the Company's acquisition of OEC. These three lawsuits have been consolidated in the United States District Court for the District of Massachusetts under the name Zeid, et al. v. Open Environment Corp., et al. The Company and other defendants filed a motion to dismiss the consolidated complaint on December 16, 1997. The motion was granted in part and denied in part. The case will now proceed to the discovery phase. No trial date has been set. The Company's OEC subsidiary intends to defend this lawsuit vigorously. If this lawsuit is not settled and the case is litigated, an adverse decision could have a material adverse effect on the Company's financial condition and results of operations.


  In addition, the Company is involved in various other legal actions arising in the normal course of business. The Company believes that the probability is remote that the financial consequence of judgments, if any, arising from any of the above actions would have a materially adverse impact on its financial condition or results of operations. However, due to the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and the Company may choose to make payments, or enter into other arrangements, to settle such actions or may be required to pay damages or other expenses. Such an outcome in certain of these matters could have a material adverse effect on Borland's financial condition or results of operations.

NOTE 13. WORLDWIDE OPERATIONS

  The Company operates in a single industry segment, and has various wholly owned subsidiaries, which develop and/or market the Company's products in other countries. In certain international markets not covered by the Company's non-U.S. subsidiaries, the Company generally sells through independent distributors.

  Summary information regarding the Company's geographic operations follows, amounts in thousands:

                                                                                 Year Ended March 31,
                                              Nine Months Ended          ------------------------------------
                                              December 31, 1997                 1997                1996
                                              -----------------          ----------------    ----------------
Net revenues from unaffiliated customers:
   U.S. operations                                $  47,417               $  61,936                 $135,944
   European operations                               42,269                  47,632                   56,767
   Japan operations                                  20,075                  26,366                   30,682
   Other international operations                    17,724                  15,442                   21,694
                                                  ---------               ---------                 --------
Net revenues                                      $ 127,485               $ 151,376                 $245,087
                                                  =========               =========                 ========

Operating results:
   U.S. operations                                $(21,492)               $(125,873)                $(13,649)
   European operations                               17,473                   9,818                   15,413
   Japan operations                                   6,541                   5,700                    6,706
   Other international operations                     1,551                  (2,225)                   5,323
                                                  ---------               ---------                 --------
Operating income (loss)                           $   4,073               $(112,580)                $ 13,793
                                                  =========               =========                 ========

Identifiable assets:
   U.S. operations                                $ 117,058               $ 116,738                 $153,377
   European operations                               12,962                   8,527                   14,081
   Japan operations                                   8,148                   7,058                    8,694
   Other international operations                     4,642                   6,019                    8,246
                                                  ---------               ---------                 --------
Identifiable assets                                 142,810                 138,342                  184,398
   General corporate assets (cash, cash              87,012                  54,360                  107,836
    equivalents, and short-term investments)
                                                  ---------               ---------                 --------
Total assets                                      $ 229,822               $ 192,702                 $292,234
                                                  =========               =========                 ========

  Other international operations include activities of subsidiaries in Australia, Canada, Singapore and Hong Kong.

  Revenues, operating results and identifiable assets are classified by location of the Company's facilities rather than by customer location. Revenues related to product transfers between geographic areas were not significant. Export revenues from the U.S. represented $6.3 million, $3.9 million and $16.3 million during the nine months ended December 31, 1997 and the year ended March 31, 1997 and 1996, respectively.

  At December 31, 1997 and March 31, 1997, foreign liabilities (excluding intercompany balances) were $17.8 million and $18.5 million, respectively.

  For the nine months ended December 31, 1997 and the years ended March 31, 1997 and 1996 sales to one customer, Ingram Micro and its subsidiaries, accounted for approximately 11%, 12% and 15% of the Company's net revenues, respectively.

NOTE 14. SUBSEQUENT EVENTS

Acquisition

  On February 27, 1998, the Company issued approximately 12,118,060 shares of Borland Common Stock in exchange for all of the outstanding common stock of Visigenic Software, Inc. ("Visigenic"). The Company also reserved approximately 2,527,284 shares for issuance in connection with Visigenic's outstanding employee stock options. The merger, which will be accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements will be restated in the first quarter of 1998 for all periods prior to the merger to include the operations of Visigenic.

  Visigenic designs, develops and markets of distributed direct and database access software products. Additionally, Visigenic's professional services organization provides product training, various consulting services, and product support. These services are designed to promote the successful development and deployment of distributed business applications built with Visigenic's distributed object and database access products.

  Pursuant to the merger Visigenic's year end will be conformed to the Company's newly adopted year end of December 31 (see Note 1). The following unaudited pro forma combined financial information assumes that the merger occurred on the first day of the earliest period presented (in thousands of dollars, except per share amounts).

Nine Months Ended                                                                             Proforma
December 31, 1997 (unaudited)                       Borland             Visigenic             Combined
-----------------------------                 -------------------  -------------------  --------------------
Net revenues                                           $ 127,485             $ 18,451             $ 145,936
Net income (loss)                                      $   4,424             $ (8,382)            $  (3,958)
Earnings per share -- basic                            $    0.10             $  (0.58)            $   (0.09)
Earnings per share -- diluted                          $    0.10             $  (0.58)            $   (0.09)

Year Ended
March 31, 1997 (unaudited)
--------------------------
Net revenues                                           $ 151,376             $ 19,601             $ 170,977
Net loss                                               $(107,960)            $(20,268)            $(128,228)
Earnings per share -- basic                            $   (2.96)               (1.58)                (2.73)
Earnings per share -- diluted                          $   (2.96)               (1.58)                (2.73)

Year Ended
March 31, 1996 (unaudited)
--------------------------
Net revenues                                           $ 245,087             $  6,734             $ 251,821
Net income (loss)                                      $  14,719             $ (4,408)            $  10,311
Earnings per share -- basic                            $    0.43             $  (1.57)            $    0.28
Earnings per share -- diluted                          $    0.40             $  (1.57)            $    0.24

This pro forma combined financial information is provided for comparative purposes only and does not purport to be indicative of the results which actually would have been obtained if the merger had been effected for the periods indicated, or of the results which my be obtained in the future.

Employee Benefit Plans

  On February 27, 1998, the Company's stockholders approved (i) an amendment to the Company's 1997 Stock Option Plan to increase the aggregate number of shares of Borland common stock reserved for issuance thereunder from 1.6 million shares to 3.3 million shares and (ii) an amendment to the Company's 1997 Employee Stock Purchase Plan to increase the number of shares of Borland common stock available for purchase thereunder from 200,000 share to 400,000 shares.

                                                                     SCHEDULE II

                          BORLAND INTERNATIONAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

 For the Nine Months Ended December 31, 1997 and the Years Ended March 31, 1997
                                    and 1996
                                 (in thousands)


                                                                 Balance at        Charged to           Deductions       Balance at
                                                                 Beginning        Statements of           From              End of
                                                                 Of Period         Operations             Reserves          Period
                                                                 -----------      -------------       -------------     ------------

December 31, 1997:
Allowance for sales returns, rebates and doubtful accounts        $16,118          $13,073              $17,927           $11,264
March 31, 1997:
Allowance for sales returns, rebates and doubtful accounts        $22,730          $28,298              $34,910           $16,118
March 31, 1996:
Allowance for sales returns, rebates and doubtful accounts        $30,741          $32,659              $40,670           $22,730

                          BORLAND INTERNATIONAL, INC.

                               INDEX TO EXHIBITS

Exhibit
Number                                       Description
----------      ------------------------------------------------------------------------

    2.1(1)      Agreement and Plan of Merger among Borland International, Inc., Aspen
                Acquisition Corporation and Open Environment Corporation
                dated May 11, 1996
    2.2(2)      Agreement and Plan of Merger among Borland International, Inc., Vixen
                Acquisition Corporation and Visigenic Software, Inc. dated as of
                November 17, 1997
    3.1(3)      Restated Certificate of Incorporation of the Registrant
    3.2(3)      Amended Bylaws of the Registrant
    4.1(3)      Restated Certificate of Incorporation and Bylaws of the
                Registrant
    4.2(13)     Rights Agreement dated as of December 23, 1991 between Borland
                International, Inc. and Manufacturers Hanover Trust
                Company of California
   10.1(4)      Loan commitment secured by a mortgage entered into with Sanwa Bank
                California, Wells Fargo Bank, and Pacific Trust Fund Company dated
                September 17, 1987 and amendment thereto dated April 27, 1988
   10.2(5)      Form of Convertible Securities Subscription Agreement for Registrant's
                Series B Preferred Stock
   10.3(5)      Form of Registration Rights Agreement for Registrant's Series B
                Preferred Stock
   10.4(6)      Form of Indemnity Agreement
   10.5(14)     Employment Agreement with Delbert W. Yocam, as amended
   10.6(7)      Third Addendum to Employment Agreement with Delbert W. Yocam
   10.7(8)      1990 Employee Stock Purchase Plan
   10.8(9)      Non-Employee Directors' Stock Option Plan
   10.9(10)     1992 Stock Option Plan
   10.10(11)    1993 Stock Option Plan
   10.11(12)    1997 Stock Option Plan
   10.12(12)    1997 Employee Stock Purchase Plan
   21           Subsidiaries of the Registrant
   23.1         Consent of Price Waterhouse LLP, Independent Accountants
   23.2         Consent of Ernst & Young LLP, Independent Auditors
   24.1         Powers of Attorney
   27.1         Financial Data Schedule

---------------------------------

 (1) Previously filed as an exhibit to Registrant's Registration Statement on Form S-4 (filed with the Commission on October 11, 1996) and incorporated herein by reference.

 (2) Previously filed as an exhibit to Registrant's Current Report on Form 8-K (filed with the Commission on November 21, 1997) and incorporated herein by reference.

 (3) Previously filed as an exhibit to Registrant's Quarterly Report for the fiscal quarter ended September 30, 1997 (filed with the Commission on November 14, 1997) and incorporated by reference.

 (4) Previously filed as an exhibit to Registrant's Amendment No. 1 to Registration Statement on Form S-1 (filed with the Commission on December 12, 1989) and incorporated herein by reference.

 (5) Previously filed as an exhibit to Registrant's Current Report on Form 8-K (filed with the Commission on July 14, 1997) and incorporated herein by reference.

 (6) Previously filed as an exhibit to Registrant's Registration Statement on Form S-8 (filed with the Commission on September 26, 1990) and incorporated herein by reference.

 (7) Previously filed as an exhibit to Registrant's Quarterly Report for the fiscal quarter ended September 30, 1997 (filed with the Commission on November 14, 1997) and incorporated by reference.

 (8) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended March 31, 1993 (filed with the Commission on July 2, 1993) and incorporated herein by reference.

 (9) Previously filed as an exhibit to Registrant's Current Report on Form 8-K (filed with the Commission on December 27, 1991) and incorporated herein by reference.

(10) Previously filed as an exhibit to Registrant's Registration Statement on Form S-8 (filed with the Commission on July 24, 1992) and incorporated herein by reference.

(11) Previously filed as an exhibit to Registrant's Registration Statement on Form S-8 (filed with the Commission on March 11, 1993) and incorporated herein by reference.

(12) Previously filed as an exhibit to Registrant's Registration Statement on Form S-8 (filed with the Commission on December 19, 1997) and incorporated herein by reference.

(13) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference.

(14) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended March 31, 1997 and incorporated herein by reference.