Form 10-Q
period 1998-03-31
BORLAND INTERNATIONAL INC /DE/
filed 1998-05-15
CIK 853273

                                   FORM 10-Q


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ________________


       [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     -------
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended MARCH 31, 1998


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

                       YES      [X]          NO  ______
                             ---------


     The number of shares of common stock outstanding as of March 31, 1998 was 50,879,000.

                          BORLAND INTERNATIONAL, INC.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                PAGE
                                                                                                         ----------------
Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at March 31, 1998 and December 31, 1997..........              3

          Condensed Consolidated Statements of Operations for the three months
             ended March 31, 1998 and 1997.......................................................              4

          Condensed Consolidated Statement of Comprehensive Income for the three months ended
             March 31, 1998 and 1997.............................................................              5

          Condensed Consolidated Statements of Cash Flows for the three months
             ended March 31, 1998 and 1997.......................................................              6

          Notes to Unaudited Condensed Consolidated Financial Statements.........................              7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..             11

Item 3.   Quantitative and Qualitative Disclosure About Market Risk..............................             24

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings......................................................................             25

Item 4.   Submission of Matters to a Vote of Security Holder.....................................             25

Item 6.   Exhibits and Reports on Form 8-K.......................................................             25

          Signatures.............................................................................             26

                        PART I - FINANCIAL INFORMATION

              ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          BORLAND INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS, EXCEPT PAR VALUE AND SHARE AMOUNTS, UNAUDITED)

                                                                                  MARCH 31,                    DECEMBER 31,
                                                                                    1998                          1997
                                                                              -----------------             ----------------
                                 ASSETS
Current assets:
   Cash and cash equivalents............................................       $       91,885                $     100,707
   Short-term investments...............................................                1,867                        1,843
   Accounts receivable, net.............................................               40,113                       34,664
   Inventories..........................................................                1,039                          787
   Other................................................................                7,265                        6,462
                                                                              ---------------               --------------
      Total current assets..............................................              142,169                      144,463
Property and equipment, net.............................................              104,686                      104,944
Other non-current assets................................................                6,382                        6,417
                                                                              ---------------               --------------
      Total assets......................................................       $      253,237                $     255,824
                                                                              ===============               ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.....................................................       $       12,051                $      11,687
   Accrued expenses.....................................................               42,727                       41,170
   Short-term restructuring.............................................               11,531                        1,277
   Deferred revenue.....................................................               13,475                        8,028
   Income taxes payable.................................................                  769                        4,054
   Other................................................................                9,220                       13,667
                                                                              ---------------               --------------
      Total current liabilities.........................................               89,773                       79,883

Long-term debt and other................................................               22,211                       22,025

Mandatorily redeemable convertible preferred stock;
   $50,000 par value; 1,470 shares authorized;
   550 issued and outstanding...........................................               27,500                       27,358

Stockholders' equity:
   Common stock; $.01 par value; 100,000,000 shares authorized;
   50,879,000 and 50,780,000 issued and outstanding.....................                  509                          508
   Additional paid-in capital...........................................              382,969                      381,894
   Accumulated deficit..................................................             (273,367)                    (259,691)
   Cumulative translation adjustment....................................                3,642                        3,847
                                                                              ---------------               --------------
      Total stockholders' equity........................................              113,753                      126,558
                                                                              ---------------               --------------
                                                                               $      253,237                $     255,824
                                                                              ===============               ==============

  See accompanying notes to the condensed consolidated financial statements.

                          BORLAND INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA, UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                      ----------------------------------
                                                                                            1998            1997
                                                                                        ------------    -------------
Licenses and other revenue............................................................      $ 41,043        $ 38,223
Service revenue.......................................................................         5,443           5,197
                                                                                            --------        --------
     Net revenues.....................................................................        46,486          43,420
                                                                                            --------        --------
Cost of licenses and other revenue....................................................         2,926           5,404
Cost of service revenue...............................................................         3,458           2,277
                                                                                            --------        --------
     Cost of revenues.................................................................         6,384           7,681
                                                                                            --------        --------
Gross profit..........................................................................        40,102          35,739
                                                                                            --------        --------
Selling, general and administrative...................................................        27,302          41,448
Research and development..............................................................        11,171          16,123
Restructuring and merger related charges..............................................        19,282           5,976
Other non-recurring charges...........................................................            --          17,100
                                                                                            --------        --------
     Total operating expenses.........................................................        57,755          80,647
                                                                                            --------        --------
Operating loss........................................................................       (17,653)        (44,908)
Interest income, net and other........................................................           598             739
                                                                                            --------        --------
Loss before income taxes..............................................................       (17,055)        (44,169)
Income tax (benefit) provision........................................................        (3,612)            367
                                                                                            --------        --------
Net loss..............................................................................      $(13,443)       $(44,536)
                                                                                            ========        ========
Net loss per common and common equivalent share (Note 2)..............................      $  (0.27)       $  (0.92)
                                                                                            ========        ========
Shares used in computing basic and diluted loss per share (Note 2)....................        50,863          48,275
                                                                                            ========        ========

  See accompanying notes to the condensed consolidated financial statements.

                          BORLAND INTERNATIONAL, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (IN THOUSANDS, UNAUDITED)



                                                                                             THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        ----------------------------
                                                                                            1998           1997
                                                                                        -------------  -------------
Net loss..............................................................................      $(13,443)      $(44,536)
Other comprehensive loss..............................................................
  Foreign currency translation adjustments............................................          (205)            (4)
                                                                                            --------       --------
Comprehensive loss....................................................................      $(13,648)      $(44,540)
                                                                                            ========       ========

  See accompanying notes to the condensed consolidated financial statements.

                          BORLAND INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                           (IN THOUSANDS, UNAUDITED)

                                                                                                       THREE MONTHS ENDED
                                                                                                            MARCH 31,
                                                                                               ----------------------------------
                                                                                                    1998                 1997
                                                                                               -------------        -------------
Cash flows from operating activities:
   Net loss.....................................................................                    $(13,443)            $(44,536)
   Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation and amortization.........................................                       1,884                3,807
          Loss on disposal of fixed assets .....................................                       2,522                1,580
   Changes in assets and liabilities:
          Accounts receivable...................................................                      (5,593)              (6,357)
          Inventories...........................................................                        (251)                  (4)
          Other current assets..................................................                        (857)               1,815
          Other non-current assets .............................................                          36                1,228
          Accounts  payable, accrued expenses and short-term restructuring......                      12,073               22,922
          Income taxes payable..................................................                      (3,285)              (8,664)
          Other (primarily deferred revenue and long-term restructuring)........                       1,293               (1,636)
                                                                                                ------------         ------------
          Cash used by operating activities.....................................                      (5,621)             (29,845)
                                                                                                ------------         ------------

Cash flows from investing activities:
   Acquisition of property and equipment........................................                      (4,162)              (2,194)
   Sale of fixed assets.........................................................                          12                   38
   Net change in short-term investments.........................................                         (24)                (247)
                                                                                                ------------         ------------
          Cash used by investing activities.....................................                      (4,174)              (2,403)
                                                                                                ------------         ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net..................................                         985               14,389
   Borrowings (repayment) of capital lease obligations and other debt activity..                         (33)               8,589
                                                                                                ------------         ------------
          Cash provided by financing activities.................................                         952               22,978
                                                                                                ------------         ------------
Effect of exchange rate changes on cash.........................................                          21                 (232)
                                                                                                ------------         ------------
Net change in cash and cash equivalents.........................................                      (8,822)              (9,502)
Beginning cash and cash equivalents.............................................                     100,707               81,306
                                                                                                ------------         ------------
Ending cash and cash equivalents................................................                    $ 91,885             $ 71,804
                                                                                                ============         ============

  See accompanying notes to the condensed consolidated financial statements.

                          BORLAND INTERNATIONAL, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the entire calendar year,
which ends on December 31, 1998.    The preparation of consolidated financial
statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Borland International, Inc. for the nine months ended December 31, 1997 included in the Registrant's Form 10-K.

Reclassification

  Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to current year presentation.

Change in Fiscal Year End

  During 1997, the Company resolved to change its year end from March 31 to December 31 effective January 1, 1998.

Revenue Recognition

  In October 1997 and March 1998, the American Institute of Certified Public Accountants issued Statements of Position 97-2 "Software Revenue Recognition" ("SOP97-2") and 98-4, "Deferral of the Effective Date of the Provisions of SOP97-2, Software Revenue Recognition" ("SOP98-4"), which the Company currently is required to adopt for transactions entered into in the fiscal year beginning January 1, 1998. SOP 97-2 and SOP98-4 provide guidance on recognizing revenue on software transactions and supersedes SOP91-1. The Company believes that the adoption of SOP97-2 and SOP 98-4 has not had a significant impact on its current licensing or revenue recognition practices. However, should the Company adopt new or change its existing licensing practice, the Company's revenue recognition practices may be subject to change to comply with the accounting guidance provided in SOP 97-2 and SOP 98-4.

Acquisition

  On February 27, 1998 the Company completed the acquisition of Visigenic Software, Inc. ("Visigenic") in a transaction accounted for as a pooling of interests and, as a result, the Company's previously issued financial statements for the periods presented in this Form 10-Q have been restated to include the assets, liabilities and operating results of Visgenic in accordance with generally accepted accounting principles and the instructions in Regulation S-X.

Comprehensive Income

  In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income which were excluded from net income include foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities. The Company has adopted SFAS 130 for the quarter ended March 31, 1998. Components of comprehensive income for the quarter ended March 31, 1998 and 1997 have been disclosed on the Statement of Comprehensive Income. The total accumulated other comprehensive income balance was $3,264,000 as of March 31, 1998.

New Accounting Pronouncement

  In June 1997, FASB issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131"). SFAS 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The disclosures prescribed by SFAS 131 will be effective the year ending December 31, 1998. The Company has not evaluated the impact that adopting SFAS 131 will have on its notes to the consolidated financial statements.

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting this statement. The disclosure prescribes by SOP98-1 will be effective for the year ending December 31, 1999 consolidated financial statements.

NOTE 2.  EARNINGS (LOSS) PER SHARE

  For the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS 128"), "Earnings Per Share." SFAS 128 requires the presentation of basic earnings per share (EPS) and diluted EPS, for companies with potentially dilutive securities, such as options. Earnings per share data for all prior periods have been restated to conform with the provisions of SFAS 128.

  Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of mandatorily redeemable convertible preferred stock (using the if-converted method) and stock options and warrants (using the treasury stock method). Potentially dilutive securities are excluded from the
computation if their effect is antidilutive.    The following is a
reconciliation of the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                                                              Quarter Ended
                                                                                                March 31,
                                                                                     -----------------------------
                                                                                          1998             1997
                                                                                     -------------    ------------
Numerator:
Net loss before accretion charge to the mandatorily redeemable
    convertible preferred stock relating to warrants                                  $(13,443)         $(44,536)
Accretion charge to the mandatorily redeemable convertible preferred
 stock for warrants                                                                        142               ---
                                                                                     ---------          ---------
Net loss available to common stockholders for basic and diluted earnings
 per share                                                                            $(13,585)         $(44,536)
                                                                                     =========          =========
Denominator:
Denominator for basic loss per share - weighted average shares                          50,863            48,275
Effect of dilutive securities                                                              ---               ---
                                                                                     ---------          ---------
Denominator for diluted loss per share - adjusted weighted average
    shares and assumed conversions                                                      50,863            48,275
                                                                                     =========          =========
Loss per share - basic                                                                $  (0.27)         $  (0.92)
Loss per share - diluted                                                              $  (0.27)         $  (0.92)

  The 550 shares of Series B Preferred Stock and 220,000 warrants to purchase common shares outstanding at March 31, 1998 were not included in the computation of diluted EPS because their effect on earnings per share would have been antidilutive.

  Additionally, options to purchase 7,701,000 and 8,866,000 shares of common stock were outstanding at March 31, 1998 and 1997, respectively, but were not included in the computation of diluted EPS as inclusion of such options would have been antidilutive.

NOTE 3. ACQUISITION

  On February 27, 1998, the Company issued approximately 12,118,060 shares of Borland Common Stock in exchange for all of the outstanding common stock of Visigenic Software, Inc. ("Visigenic"). The Company also reserved approximately 2,527,284 shares for issuance in connection with Visigenic's outstanding employee stock options. The merger was accounted for as a pooling of interests and accordingly, the Company's consolidated financial statements were restated for all periods prior to the merger to include the operations of Visigenic.

  Pursuant to the merger, Visigenic's year end was conformed to the Company's newly adopted year end of December 31 (see Note 1). The following unaudited pro forma combined financial information assumes that the merger occurred on the first day of the earliest period presented (in thousands of dollars, except per share amounts).


Three Months Ended March  31, 1998
                                                          Borland                    Visigenic               Proforma Combined
                                                    --------------------       ---------------------        ------------------
Net revenues                                         $      -                     $     -                    $     46,486
Net income (loss)                                           -                           -                         (13,443)
Loss per share -- basic                                     -                           -                           (0.27)
Loss per share -- diluted                            $      -                     $     -                    $      (0.27)

Three Months Ended March 31, 1997
Net revenues                                         $ 37,168                     $ 6,252                    $     43,420
Net loss                                              (42,470)                     (2,066)                        (44,536)
Loss per share -- basic                                 (1.15)                      (0.15)                          (0.92)
Loss per share -- diluted                            $  (1.15)                    $ (0.15)                   $      (0.92)

  This pro forma combined financial information is provided for comparative purposes only and does not purport to be indicative of the results which actually would have been obtained if the merger had been effected for the periods indicated, or of the results which may be obtained in the future.

  In conjunction with the acquisition of Visigenic, the Company implemented a worldwide realignment of its corporate structure. In the quarter ended March 31, 1998, the Company recorded a $19.3 million restructuring and merger related charge of which $9.9 million related to severance costs associated with the elimination of duplicate workforce, $3.2 million to termination of certain lease agreements and the write-off of certain fixed assets and $2.5 million to other costs associated with the restructuring. Additionally, the Company charged to income approximately $3.7 million in expenses associated with the merger.

  The following table summarizes the Company's restructuring activity for the three months ended March 31, 1998:

                                             SEVERANCE                     OTHER
                                                AND                        ASSET
                                              BENEFITS     FACILITIES     CHARGES      OTHER        TOTAL
                                            -------------------------------------------------------------
                                                                   (IN THOUSANDS)
Accrual as of December 31, 1997.........       $   143       $572         $    --     $   635      $ 1,350
Three Months Ended March 31, 1998:
    1998 restructuring..................         9,863        336           2,900       2,482       15,581
    Cash charges........................        (1,238)       (12)             --      (1,616)      (2,866)
    Non - cash charges..................            --         --          (2,534)         --       (2,534)
                                               -------       ----         -------     -------      -------
Accrual as of March 31, 1998............       $ 8,768       $896         $   366     $ 1,501      $11,531
                                               =======       ====         =======     =======      =======

  Subsequent to December 31, 1997, there have not been any changes to the Company's estimate of the total costs of prior restructurings. During the three months ended March 31, 1998, prior restructuring reserves decreased by $0.3 million primarily due to payments related to noncancellable rent costs of abandoned facilities.

NOTE 4. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND PREFERRED STOCK WARRANTS

  On December 19, 1997, the Company completed the second closing (the "Second Closing") of a privately placed equity financing pursuant to a series of subscription agreements (the "Financing Agreements") with 22 investors (the "Investors"). The Financing Agreements contemplate several closings of sales of Series B Preferred Stock (the "Series B Shares") and warrants to purchase Common Stock (the "Warrants") which closings are subject to various conditions. At the initial closing (the "Initial Closing"), the Company raised proceeds of approximately

$25 million through the sale of 495 Series B Shares and Warrants to purchase up to 198,000 shares of the Company's Common Stock. After the satisfaction of certain holding periods, each Series B Share is convertible, at the option of its holder, into shares of Common Stock of the Company based upon a conversion price equal to the lower of the lowest closing market price of the Company's Common Stock during the seven trading days before the conversion date or $6.94. The Warrants have an exercise price of $8.67 per share. As part of the Second Closing, Company issued an additional 55 Series B Shares and Warrants to purchase 22,000 shares of the Company's Common Stock for net proceeds of approximately $2.5 million.

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

  During March 1998, the holders of the Series B Shares agreed to extend the expiration date of the Company's Put Options to December 31, 1998.

  Each of the above issuances were not and will not be registered under the Securities Act of 1933, as amended (the "1933 Act") in reliance upon the exemptions provided by Section 4(2) of the 1933 Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

NOTE 5. INCOME TAXES

  An income tax benefit of $3.8 million was recorded for the quarter ended March 31, 1998. Such income tax benefit resulted from the conclusion of the examination of the Company's federal income tax returns by the U.S. Internal Revenue Service for the period from 1984 through 1992. Such benefit resulted in the favorable resolution of certain issues in which the Company had previously provided an income tax provision. Partially offsetting this income tax benefit are amounts, principally non-U.S. withholding taxes, which are assessed without regard to the profitability of the applicable operation.

NOTE 6. LEGAL

  Information with respect to this item is incorporated by reference to
Part I -Item 2 -"Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation," of this Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  FORWARD-LOOKING STATEMENTS

  In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled " Management's Discussion and Analysis of Financial Conditions and Results of Operations--Factors That May Affect Future Results and Market Price of Stock."

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revisions to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual
Report on Form 10-K for the nine-period ended December 31, 1997, of which copies may be obtained from the Company or from the Securities and Exchange Commission at its website at www.sec.gov.

OVERVIEW

  Borland International, Inc. (the "Company") develops, markets and supports software development tools, intelligent middleware, database management systems, and application management systems for business enterprises and independent software developers. The Company has several product lines and additional complementary products and services that are designed to meet the needs of software developers and business enterprises developing and using software in the desktop, local area network ("LAN"), client/server and Internet/intranet environments.

  The Company markets and distributes its products worldwide primarily through independent distributors, dealers, value-added resellers ("VARs") and independent software vendors ("ISVs"). The Company also markets and sells to corporations, governments, educational institutions and end-user customers through direct sales and through the Internet.

  The following table sets forth the unaudited consolidated results of operations as a percentage of net revenues for the three months ended March 31, 1998 and 1997.

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                     ---------------------------------
                                                                            1998            1997
                                                                       --------------  -------------
     Licenses and other revenue................................                 88.3 %          88.0 %
     Service revenue...........................................                 11.7            12.0
                                                                              ------         -------
       Net revenues............................................                100.0           100.0
     Cost of revenues..........................................                 13.8            17.7
                                                                              ------         -------
     Gross margin..............................................                 86.2            82.3
                                                                              ------         -------
     Selling, general and administrative.......................                 58.7            95.5
     Research and development..................................                 24.0            37.1
     Restructuring and merger related charges..................                 41.4            13.8
     Other non-recurring charges...............................                   --            39.4
                                                                              ------         -------

     Total operating expenses..................................                124.1           185.8
                                                                              ------         -------

     Operating loss............................................                (37.9)         (103.5)
     Interest income, net and other............................                  1.3             1.7
                                                                              ------         -------
     Loss before income taxes..................................                (36.6)         (101.8)
     Income tax (benefit) provision............................                 (7.7)            0.8
                                                                              ------         -------
     Net loss..................................................                (28.9)%        (102.6)%
                                                                              ======         =======

NET REVENUES

  The following table sets forth the unaudited consolidated net license and other, and service revenues for the quarter ended March 31, 1998 and 1997.

                                                           Quarter Ended
                                          ----------------------------------------------
                                             March 31, 1998             March 31, 1997           Change
                                          ---------------------     --------------------     --------------
                                                           (in thousands)
Licenses and other                                      41,043                   38,223              7%
Service revenue                                          5,443                    5,197              5%
                                                        ------                   ------
Total revenue                                           46,486                   43,420              7%
                                                        ======                   ======


  License revenue represents amounts earned for granting customers licenses to use the Company's software products. License and other revenue increased 7% for the quarter ended March 31, 1998 as compared to the corresponding calendar quarter of 1997. Enterprise, Internet/intranet and client/server revenue increased 48% for the quarter ended March 31, 1998 as compared to the corresponding calendar quarter of 1997. Enterprise, Internet/intranet and client/server revenue represented 62% of total licenses and other revenue for the quarter ended March 31, 1998 as compared to 45% for the quarter ended March 31, 1997. This increase in revenue was partially offset by a decline in revenue from licenses of the Paradox product line and certain other versions of desktop products. The Company expects that revenues from licenses of desktop products will continue to decline in future periods and that license revenues relating to enterprise, Internet/intranet and client/server products will continue to increase as a percentage of the Company's total revenues.

  Service revenue represents amounts earned for support, consulting and education services for the Company's software products. Service revenue increased 5% for the quarter ended March 31, 1998 as compared to the calendar quarter ended March 31, 1997.

  International revenues accounted for 55% of the Company's total revenue for the quarter ended March 31, 1998 as compared to 47% for the quarter ended March 31, 1997. The increase in international revenues is principally attributable to an increase in the market acceptance of the Company's consulting services and client/server products in Europe partially offset by lower revenues in Japan which is primarily due to the weakness in that region's economy. Management expects that the Company's international operations will continue to provide a significant portion of the Company's total revenues. International revenues and profits will be adversely affected if the U.S. dollar strengthens against certain major international currencies, if the ongoing economic weakness continues in Asia, or if other international economies experience similar economic weakness.

COST OF REVENUES

  Cost of license revenues consists primarily of production, royalties paid to third-party vendors and product packaging. Cost of license and other revenues was $2.9 million and $5.4 million for the quarters ended March 31, 1998 and 1997, respectively. Cost of license revenues may vary as a percentage of license revenue due to changes in the Company's royalty obligations to third-party technology providers and the number of new products and product releases in a given period. The reduction in the overall cost of license and other revenues is principally attributable to a higher number of transactions in which license revenue does not require the shipment of tangible property and an improvement in the management of inventory and its associated costs.

  Cost of service revenues consist primarily of employee and third-party contractor costs and associated expenses incurred in providing customer support, training, education and consulting services. Cost of service revenues was $3.5 million and $2.3 million for the quarters ended March 31, 1998 and 1997, respectively. The increase in the cost of service expense was primarily due to an increase in the number of personnel employed by the Company to provide these services. The cost of services as a percentage of service revenues may vary between periods due to the mix of services provided by the Company and the extent to which employees or contractors are used to provide those services.

SELLING, GENERAL AND ADMINISTRATIVE

  Selling, general and administrative expenses consist primarily of salaries, commissions and bonuses and other personnel-related expenses, facilities expenses, travel and entertainment, promotional lead generation expenses, advertising and marketing costs. Selling, general and administrative expenses were $27.3 million and $41.4 million for the quarter ended March 31, 1998 and 1997, respectively, and were 59% and 96% of net revenues for such periods, respectively. Selling, general and administrative expenses declined by 34% as compared to the corresponding calendar quarter of 1997. In addition to cost savings associated with the prior year restructuring efforts, the Company took steps to eliminate redundant marketing programs and duplicative functions within its sales organization.

RESEARCH AND DEVELOPMENT

  Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs and third-party consultants. Research and development expenses were $11.2 million and $16.1 million for the quarter ended March 31, 1998 and 1997, respectively, and were 24% and 37% of net revenues for such periods, respectively. Research and development expenses declined 30% as compared to the corresponding calendar quarter of 1997. The decrease in research and development expenses is principally due to a reduction in headcount associated with the prior year restructuring efforts.

RESTRUCTURINGS

  In conjunction with the acquisition of Visigenic, the Company implemented a worldwide realignment of its corporate structure. In the quarter ended March 31, 1998, the Company recorded a $19.3 million restructuring and merger related charge of which $9.9 million related to severance costs associated with the elimination of duplicate workforce, $3.2 million to termination of certain lease agreements and the write-off of certain fixed assets and $2.5 million to other costs associated with the restructuring. Additionally, the Company charged to income approximately $3.7 million in expenses associated with the merger.

  The following table summarizes the Company's restructuring activity for the quarter ended March 31, 1998:

                                             SEVERANCE                    OTHER
                                                AND                       ASSET
                                              BENEFITS     FACILITIES    CHARGES      OTHER        TOTAL
                                             --------------------------------------------------------------
                                                                   (IN THOUSANDS)
Accrual as of December 31, 1997.........       $   143        $ 572     $    --     $   635      $ 1,350
Three Months Ended March 31, 1998:
     1998 restructuring                          9,863          336       2,900       2,482       15,581
     Cash charges.......................        (1,238)         (12)         --      (1,616)      (2,866)
     Non - cash charges.................            --           --      (2,534)         --       (2,534)
                                               -------        -----     -------     -------      -------
Accrual as of March 31, 1998............       $ 8,768        $ 896     $   366     $ 1,501      $11,531
                                               =======        =====     =======     =======      =======

  Subsequent to December 31, 1997, there have been no changes to the Company's estimate of the total costs of prior restructurings. During the quarter ended March 31, 1998, prior restructuring reserves decreased by $0.3 million primarily due to payments related to noncancellable rent costs of abandoned facilities.

INTEREST INCOME, NET AND OTHER

  Interest income, net and other was $0.6 million and $0.7 million for the quarter ended March 31, 1998 and 1997, respectively, and represented 1% and 2% of net revenues for such periods, respectively.

INCOME TAXES

  An income tax benefit of $3.8 million was recorded for the quarter ended March 31, 1998. Such income tax benefit resulted from the conclusion of the examination of the Company's federal income tax returns by the U.S. Internal Revenue Service for the period from 1984 through 1992. Such benefit resulted in the favorable resolution of certain issues in which the Company had previously provided an income tax provision. Partially offsetting this income tax benefit are amounts, principally, non-U.S. withholding taxes, which are assessed without regard to the profitability of the applicable operation.

LITIGATION

  The Company is a party to two lawsuits, Kaplan, et al vs. Kahn et al, et al
                                          ----------------------------
and Crook et al vs. Kahn et al, originally filed in the United States District
    --------------------
Court for the Northern District of California in 1993 and 1995, respectively. The lawsuits allege certain securities law violations by the Company and certain of its officers and directors relating to periods between 1991 and 1994. In 1996, the parties entered into a stipulation to settle both lawsuits, the stipulation was submitted for court approval and monies were deposited in escrow to fund the settlement. At the time, the Company recorded a charge in the amount of its contribution to the settlement to be paid by the Company. On March 18, 1998, the Court preliminarily approved a revised settlement plan, which did not involve any further financial contribution by the Company. The plan remains subject to comment from class members and there can be no assurance that the settlement will receive final approval by the Court. If these lawsuits are not settled and the cases are litigated, an adverse decision in either case could have a material adverse effect on the Company's financial condition and results of operations.

  In January, 1996, in the case of Lotus Development Corp. vs. Borland
                                   -----------------------------------
International, Inc., the U.S. Supreme Court affirmed the judgment of the U.S.
------------------
Court of Appeals for the First Circuit that the Company did not infringe the copyright of Lotus's spreadsheet product, Lotus 1-2-3. The Company initiated proceedings in the U.S. District Court in Massachusetts for a determination of what attorney's fees and costs, if any, the Company may recover. In February 1997, the U.S. District Court in Massachusetts denied the Company's request for attorneys' fees but awarded costs to the Company in a small amount. The Company has appealed the U.S. District Court's denial of attorneys fees and payment of full costs and a hearing was held in January 1998 in the U.S. Court of Appeals for the First Circuit. The appeal is under submission.

  Three securities class action lawsuits have been filed against the Company's OEC subsidiary, certain former officers and directors of OEC, and OEC's outside auditors which lawsuits allege certain securities laws violations prior to the Company's acquisition of OEC. These three lawsuits have been consolidated in the United States District Court for the District of Massachusetts under the name Zeid, et al. v. Open Environment Corp., et al. The Company and other defendants
----------------------------------------------
filed a motion to dismiss the consolidated complaint on December 16, 1997. The motion was granted in part and denied in part. The case will now proceed to the discovery phase. No trial date has been set. The Company's OEC subsidiary intends to defend this lawsuit vigorously. If this lawsuit is not settled and the case is litigated, an adverse decision could have a material adverse effect on the Company's financial condition and results of operations.

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

  The Company is involved in various legal actions arising in the normal course of business. The Company believes that the probability is remote that the financial consequence of judgments, if any, arising from any of such actions would have a materially adverse impact on its financial condition or results of operations. However, due to the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and the Company may choose to make payments, or enter into other arrangements, to settle such actions or may be required to pay damages or other expenses. Such an outcome in certain of these matters could have a material adverse effect on the Company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

  Cash, cash equivalents and short-term investments were $93.8 million at March 31, 1998, a decrease of $8.8 million from a balance of $102.6 million at December 31, 1997. Working capital decreased from $64.3 million as of December 31, 1997 to $52.4 million as of March 31, 1998.

  Net cash used by the Company for operating activities in the three months ended March 31, 1998 was $5.6 million and was primarily comprised of the $13.4 million net loss for the quarter, a $5.6 million increase in accounts receivable as a result of increased sales and a $3.3 million decrease in income tax payable, offset by an increase of $12.1 million of accounts payable and accrued expenses $2.5 million write off of assets as part of the restructuring and $1.9 million of depreciation and amortization. Net cash used by investing activities of $4.2 million consisted principally of the purchase of computer equipment and software for internal use. Financing activities provided net cash of $1.0 million in connection with common stock issued upon exercise of stock options and the purchase of common stock pursuant to the Company's employee stock purchase plan.

  The Company believes that its existing cash balances and funds expected to be provided by operations will be sufficient to finance its working capital requirements at least through the next twelve months.

  The Company has an investment portfolio of fixed income securities that are classified as "held to maturity securities". These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities.

  The Company will make purchases denominated in foreign currencies or will extent funds to various foreign subsidiaries. As a result, Borland's cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and certain foreign currency transactions.

RECENT EVENTS

NAME CHANGE

On April 29, 1998, the Company announced its plan to changes its name, subject to stockholder approval, to Inprise Corporation. The proposed name change will be voted on by the Company's stockholders at its Annual Meeting of Stockholders scheduled for June 5, 1998.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

  History of Operating Losses. Although the Company had a profit for the nine month period ended December 31, 1997, the Company has had operating losses on an annual basis for five of the past six fiscal years, including a loss of approximately $128 million for the year ended March 31, 1997. The Company's revenues have declined in each year since fiscal 1993 as a result of declines in the sales of the Company's desktop products. In recent years, such declines were in part offset by sales of the Company's enterprise, Internet/intranet and client/server products. The Company's ability to achieve revenue growth and profitability are substantially dependent upon the success of the Company's enterprise, Internet/Intranet and client/server product strategies, and upon its ability to successfully complete and introduce new products, to successfully implement restructuring and cost control measures adopted during the quarter ended March 31, 1997 and to successfully integrate the Visigenic business with Borland's (See "Integration of Visigenic"). There can be no assurance that the Company will be able to successfully accomplish the foregoing or to achieve profitability in future periods. There can be no assurance that the Company will be successful with this strategy, that the Company will achieve revenue growth on an annual basis or that the Company will maintain or increase profitability. The Company believes that its existing capital resources will enable it to fund its operations through the next twelve months. Notwithstanding the foregoing, if the Company determines to seek additional capital through the issuance of additional shares of Series B Preferred Stock pursuant to its existing arrangements with current holders of Series B Preferred Stock or by seeking other sources of capital, such issuance could result in dilution to the holders of the Company's Common Stock. There can be no assurance that the Company will be able to obtain such capital on acceptable terms or at all.

   Significant Fluctuations in Quarterly Operating Results and Seasonality. The strength and profitability of the Company's business depends on the overall demand for computer software and growth in the computer industry. Additionally, the Company's business also partly depends on general economic and business conditions. The Company's quarterly operating results have varied significantly in the past and the Company expects that such results are likely to vary significantly from time to time in the future. Such variations result from, among other matters, the following: the size and timing of significant orders and their fulfillment; demand for the Company's products; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; changes in pricing policies by the Company or its competitors; changes in the level of operating expenses; changes in the Company's sales incentive plans; budgeting cycles of its customers; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product life cycles; product defects and other product quality problems; personnel changes; seasonal trends and general domestic and international economic and political conditions. Operating results can also be adversely impacted by deferrals of customer orders in light of customer uncertainty regarding the Company's short- and long-term prospects.
As an increasing percentage of the Company's revenues are from enterprise, Internet/Intranet and client/server products, the Company expects that an increasing percentage of its revenues will be from large orders. The timing of such orders and their fulfillment may cause material fluctuations in the Company's operating results, particularly on a quarterly basis. In addition, the Company intends to continue to expand its domestic and international direct sales force. The timing of such expansion and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results.

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

  Integration of Visigenic. The Company's success will depend, in substantial part, upon whether the Company can integrate the operations, retain and integrate key management, sales, marketing, engineering and other technical employees of Visigenic in an efficient and effective manner. The combination of the two companies will require, among other things, integration of the companies' respective product offerings and technology and coordination of their research and development, sales and marketing, and financial reporting efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. If significant difficulties are encountered in the integration of the existing product lines and technology, resources could be diverted from new product development, resulting in delays in new product introductions. The integration of the product lines could also cause confusion or dissatisfaction among existing customers. The integration of certain operations will require the dedication of management and other personnel resources, which may distract attention from the day-to-day business of the Company. Failure to successfully accomplish the integration of the two companies' operations and personnel (including the retention of key personnel) could have a material adverse effect on the Company's business, financial condition or results of operations.

  Restructurings. In connection with the Company's acquisitions and in response to the significant losses from operations, the Company implemented restructurings and realignments of its operations in October 1996, February 1997 and March 1998. These restructurings resulted in significant reductions in workforce and other ongoing costs. Given the extent of the restructurings which the Company has undertaken, there can be no assurance that the remaining resources are sufficient for the Company to return to consistent revenue growth or profitability, nor can there be any assurance that the Company will realize the cost savings which the restructurings have been designed to produce.

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

  New Business Areas. The Company's strategy will be to focus on software developers, enterprise customers and the Internet/intranet markets. Accordingly, revenues derived from the Company's products, particularly its distributed object products, will depend in large part upon the rate of adoption by businesses and end-users of distributed object technology for information processing and the Internet and intranets for commerce and communications. Critical issues concerning the Internet and intranets, including security, reliability, cost, ease of use and access and quality of service, remain unresolved at this time, inhibiting adoption by many enterprises and end-users. To the extent the Internet and intranets are not widely used by businesses and end-users, there would be a corresponding material adverse effect on the Company's business, operating results and financial condition. The Company's relatively recent entry into these markets is subject to a number of risks, including among others, its inexperience in these markets; the new and evolving nature of the markets themselves; the Company's need to make choices regarding the operating systems, database management systems and server software on which to focus; the ongoing transition of and investment of resources for this segment by the Company; the Company's limited credibility in this area; and, the presence of several very large and well-established businesses, as well as a number of smaller very successful companies, already competing in this market. There can be no assurance that sales in these markets will meet the Company's objectives, in which case the Company's business, operating results or financial condition could be materially adversely affected.

  The Company's distributed object products acquired from Visigenic are based on several standards, including Common Object Request Broker Architecture ("CORBA") and Internet Inter-ORB Protocol ("IIOP"). These standards are intended to facilitate the management and communication of applications created in object oriented programming languages such as C + + and Java. These new standards are just beginning to gain widespread acceptance, and compete with proprietary solutions such as Microsoft's ActiveX and DCOM. The distributed object software market is relatively young, and there are few proven products. Further, some of the distributed object products acquired from Visigenic are designed specifically for use in applications for the Internet and intranets. Because critical issues concerning the Internet and intranets, including security, reliability, cost, ease of use and access and quality of service remain unresolved, the growth of applications targeted at the Internet/intranets is uncertain and difficult to predict.

  Dependence on Java; Risks Associated with Encryption Technology. Certain of the Company's products are based on Java, an object-oriented programming language developed by JavaSoft, a subsidiary of Sun Microsystems. Java was developed primarily for Internet/intranet applications. Java was only recently introduced and does not yet have sufficient history to establish its reliability, thereby inhibiting adoption of Java. To date, there have been only a very limited number of commercially significant Java-based products, and it is too early to determine whether Java will become a significant technology. Alternatives to Java have been announced by several companies, including Microsoft. If Java is not adopted or is adopted more slowly than anticipated, there could be a material adverse effect on the Company's business, operating results or financial condition.

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

  Decline in Revenue from Desktop Products. A significant portion of the Company's revenues to date have been attributable to its desktop products. Revenues derived from the sale of these products, particularly the Company's desktop database products, have declined over the last three fiscal years. The decline in revenues has been caused by a number of factors, including, among others, the success of product "suites" offered by competitors which have had an adverse impact on the sale of individual products; the sale by the Company of its Quattro Pro and Paradox product lines; and the continued competitive pricing pressures that have resulted in lower average sales prices for desktop products.

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

  Dependence on Third-Party Licenses. The Company is dependent on licenses from third-party suppliers for certain elements of its products. In particular, the Company is dependent upon certain licenses from Microsoft which is both a licensor to the Company and its most significant competitor. If any such third-party licenses were terminated or not renewed or if these third parties fail to develop new products in a timely manner, the Company could be required to develop an alternative approach to developing its products which could require payment of substantial fees to third parties or additional internal development costs and delays. Furthermore, such products may not be successful in providing the same level of functionality. Such delays, increased costs or reduced functionality could materially adversely affect the Company's business, operating results and financial condition.

  New Product Introductions. The Company's future sales will depend substantially on its ability to continue to successfully design and market new products and upgrades of current products for existing and new computer platforms and operating environments. There can be no assurances that sales of such new products and versions will meet the Company's expectations, due to various factors. For example, the Company may introduce certain of such products later to market than expected or later to market than competitors' introductions, or competitors may introduce competitive products at lower prices. In addition, product upgrades (which enable users to upgrade from earlier versions of the Company's products or competitor's products) have lower prices and margins than new products. The acceptance of the Company's new products is dependent, in part, on the adoption of the Internet as a new computing paradigm and the adoption of the Java programming language.

  From time to time, the Company has made and expects to make, announcements to its customers with respect to the time frames within which new products are expected to be shipped. Such announcements are made for the purpose of providing customers with a general idea of the expected availability of products for planning purposes, are based only upon estimates and are not a prediction of the exact availability date for such products. In the past, certain of the Company's products shipped later, and in some cases substantially later, than the time frame within which the Company originally anticipated that the products would be available. Some of the products acquired from Visigenic are based on technology licensed from third parties, and the Company has limited control over whether and when these technologies are enhanced. The failure or delay in enhancements of technology licensed from third parties could have a material adverse effect on the Company's ability to develop and enhance its products. Due to the inherent uncertainties of software development, it is likely that such situations will occur from time to time in the future. Moreover, the loss of key employees may increase the risk of delays in product availability from timeframes originally anticipated. Consequently, announcements regarding the Company's expectations of when products may ship should not be considered a prediction by the Company that the products will ship in any particular quarter or otherwise be relied upon by investors as a basis for predicting the Company's results for any future period. Delays in the shipment of such products and product enhancements could have a material adverse impact on the Company. Without the introduction of such new products and product enhancements, the Company's products may become technologically obsolete, and as a result the Company's business, operating results and financial condition could be materially adversely affected. There can be no assurance that the future development and marketing efforts by the Company will be successful.

  Year 2000 Issues. Many companies are currently expending significant resources in order to address the "Year 2000 issue." Expenditures to address the Year 2000 issue often involve the modification of legacy and other existing software systems rather than the development of new systems. Because of the size of such expenditures, companies may defer or cancel other new software development projects for which such companies might otherwise have purchased products from the Company. Any reductions in the Company's revenues resulting from such the Year 2000 issue could have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company is currently reviewing its internal information systems. The objective of the review is to address necessary code changes, testing and implementation with the objective of taking corrective action based on the results of such review.

  The Year 2000 issue could affect the Company's products. The Company is reviewing its current product offerings and based upon its review to date, believes that its current products are Year 2000 compliant. However, to the extent that the Company's products prove to be non-compliant, or in the event of any dispute with any customer regarding whether the Company's products are compliant, the Company's business, results of operations and financial condition could be materially adversely affected.

  In addition, the Company could be materially adversely affected by costs or complications relating to code changes, testing and implementation for its own systems or similar issues faced by its distributors, suppliers, customers, vendors and the financial service organizations with which the Company interacts. At this time, the Company has not yet determined the cost related to achieving Year 2000 compliance.

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

  The Company's distributed object products acquired from Visigenic are based on several standards, including Common Object Request Broker Architecture ("CORBA") and Internet Inter-ORB Protocol ("IIOP"). These standards are intended to facilitate the management and communication of applications created in object oriented programming languages such as C + + and Java. These new standards are just beginning to gain widespread acceptance, and compete with proprietary solutions such as Microsoft's ActiveX and DCOM. The distributed object software market is relatively young, and there are few proven products. Further, some of the distributed object products acquired from Visigenic are designed specifically for use in applications for the Internet and intranets. Because critical issues concerning the Internet and intranets, including security, reliability, cost, ease of use and access and quality of service remain unresolved, the growth of applications targeted at the Internet/intranets is uncertain and difficult to predict.

  The Company's VisiChannel for Java Database Connectivity ("JDBC") database access product acquired from Visigenic is based on the JDBC standard, which was developed to enable applications to access data from JDBC compliant data sources. While the JDBC standard is supported by most of the major database and software vendors, it is a recent standard that has not yet gained widespread acceptance and it currently co-exists with proprietary database access solutions from many of these same database and software vendors.

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

  Reliance on VARs and ISVs. A significant element of the strategy employed by Visigenic prior to its acquisition by the Company was to embed the technology in products offered by value-added reseller ("VAR") and independent software vendor ("ISV") customers, such as Cisco, Compuware, Healtheon, Hewlett-Packard, Microsoft, Netscape, Novell, Oracle, Platinum technology and Sybase. Historically, a relatively small number of VAR and ISV customers have accounted for a significant percentage of Visigenic's revenues. In fiscal 1996, ten VAR and ISV customers accounted for approximately 65% of Visigenic's revenues and in fiscal 1997, ten VAR and ISV customers accounted for approximately 48% of the Visigenic's revenues. The Company intends to seek similar distribution arrangements with other VARs and ISVs to embed Visigenic technology in their products. To date, the terms and conditions, including prices and discounts, of agreements with VAR and ISV customers relating to the product line acquired from Visigenic have been highly negotiated and vary significantly among customers; however, substantially all such agreements are non-exclusive and do not require the VAR or ISV to make minimum purchases. Many of the markets for the VAR and ISV products in which technology acquired from Visigenic is being embedded are new and evolving and, therefore, will be subject to the same risks faced by the Company in the markets for its other products. Furthermore, certain of the companies with which Visigenic maintained or would have otherwise sought to establish VAR or ISV relationships are competitors of the Company, and accordingly, the acquisition of Visigenic could adversely affect the Company's ability to maintain or secure such relationships. If the Company is unsuccessful in maintaining its current relationships and securing license agreements with additional VARs and ISVs on commercially reasonable terms or at all, or if the Company's VAR and ISV customers are unsuccessful in selling their products, the Company's business, financial condition or results of operations could be materially adversely affected.

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

  Extremely Competitive Industry. The software industry is extremely competitive. Rapid change, uncertainty due to new and emerging technologies and fierce competition characterize the industry. The pace of change has recently accelerated due to the Internet/intranet and new programming languages, such as Java. The Company competes with a number of other companies, including Microsoft, Computer Associates, Oracle, Sybase and Symantec. Certain of its competitors have substantially greater financial, management, marketing and technical resources than the Company. In the past, competitors have utilized their greater resources to provide substantial signing bonuses and other inducements to lure away the Company's management and other key personnel. In addition, Microsoft is the developer of the Windows operating environments. To the extent that the Company is unable to obtain information regarding existing and future operating systems from the developer of such systems, the release of the Company's products for such systems may be delayed. The product line acquired from Visigenic is targeted at the emerging markets for standards-based distributed object software products. The markets for these products are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's principal competitive factors in these markets will be product quality, performance and price, vendor and product reputation, product architecture and quality of support. In the standards-based distributed object market, the products acquired from Visigenic compete principally against offerings by Iona Technologies, Expersoft and BEA. These products also compete against existing or proposed distributed object solutions from hardware vendors such as Hewlett-Packard, ICL, IBM and Sun. In addition, because there are relatively low barriers to entry in the software market and because the products are based on publicly available standards, the Company expects to experience additional competition in the future from other established and emerging companies if the market for distributed object software continues to develop and expand. In particular, operating system vendors such as ICL, Hewlett-Packard, IBM, Microsoft and Sun may offer standards-based distributed object products bundled with their operating systems. For instance, Microsoft has introduced DCOM for Microsoft operating systems, which could reduce or eliminate the need for CORBA-compliant ORBs, such as those offered by the products acquired from Visigenic. Many of these current and potential competitors have well-established relationships with current and potential customers of the Company, have extensive knowledge of the markets serviced by the Company's customers, more extensive development, sales and marketing resources and are capable of offering single vendor solutions. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any one of which could materially adversely affect the Company's business, operating results and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships, thereby increasing the ability of their products to address the needs of the Company's current and prospective customers. Accordingly, it is possible that new competitors may emerge, or alliances among current and new competitors may be formed, that may rapidly gain significant market share. Certain competitors have been known to license software for free to gain competitive advantage. Such competition could materially adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of its products and related services, which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competition, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

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

  Anti-takeover Provisions. The Company's Stockholders' Rights Plan and certain provisions of the Company's Certificate of Incorporation may discourage or prevent certain types of transactions involving an actual or potential change in control of the Company, including transactions in which the stockholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. In addition, the Company's Board of Directors has the authority to fix the rights and preferences of and issue shares of Preferred Stock without action by the stockholders, which may have the effect of delaying or preventing a change in control of the Company.

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

  Superior Rights and Preferences of Borland Series B Preferred Stock. The Company has authorized the issuance of up to 1,470 shares of its Series B Preferred Stock, of which 550 shares are currently outstanding. The Series B Preferred Stock has certain rights and preferences which are superior to those of Common Stock. In particular, each share of Series B Preferred Stock is entitled to vote the number of shares of Common Stock into which such share of Series B Preferred Stock is convertible, or 7,207 votes for each currently outstanding share of Series B Preferred Stock, on matters on which all stockholders of the Company are entitled to vote as compared to one vote per share of Common Stock. In addition, upon any liquidation, dissolution or winding up of the Company, each share of Series B Preferred Stock is entitled to be paid the original purchase price per share, or $50,000, from the assets of the Company prior to any payments to the holders of Common Stock. The Company's Board of Directors, without stockholder approval, is authorized to issue up 1,000,000 shares of the Company's Preferred Stock (including the 1,470 authorized shares of Series B Preferred Stock) with voting, conversion or other rights that could adversely affect the voting power and other rights of the holders of Common Stock or the market price of the Common Stock.

  Potential Dilutive Effect of Conversion and Additional Issuance of Series B Preferred Stock. The number of shares of Common Stock which may be issued upon conversion of the Series B Preferred Stock is dependent upon the trading price of Common Stock at the time of conversion. To the extent that the trading price of Common Stock is lower than $6.94 per share at the time of any conversion of the currently outstanding shares of Series B Preferred Stock, the number of shares of Common Stock issuable upon such conversion will increase. Until December 31, 1998, the Company has the option, subject to certain conditions, to require all existing holders of Series B Preferred Stock to purchase in the aggregate up to 500 additional shares of Series B Preferred Stock. In the event the Company exercises this option and additional shares of Series B Preferred Stock are issued, existing holders of Common Stock could be subject to dilution. Commencing June 30, 1998 and extending through June 30, 2000, holders of Series B Preferred Stock have the option to purchase in the aggregate of up to an additional 198 shares of Series B Preferred Stock. In the event some or all existing holders of Series B Preferred Stock exercise this option and additional shares of Series B Preferred Stock are issued, existing stockholders of the Company would be subject to dilution at that time.

  Risks Associated with Potential Acquisitions. As a part of the Company's business strategy, the Company will review acquisition prospects that would complement the Company's existing product offerings, augment the Company's market coverage or enhance its technological capabilities, or that may otherwise offer growth opportunities. Although the Company does not have current agreements or negotiations underway with respect to any such acquisitions, the Company may make acquisitions of businesses, products or technologies in the future. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results and/or the market price of the Common Stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which the Company has no or limited prior experience and potential loss of key employees of acquired organizations. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure of the Company to do so could materially adversely effect the Company's business, financial condition and operating results.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  No disclosure is required by the Registrant.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

  Information with respect to this item is incorporated by reference to "Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation," of this Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At a special meeting of the Company's stockholders held on February 27, 1998, the following matters were voted upon:

1. The approval of the issuance of shares of the Company's common stock to the stockholders of Visigenic Software, Inc. ("Visigenic") in connection with the Company's acquisition of Visigenic. Of the total shares voting on the foregoing resolution, 23,375,172 voted in favor, 763,707 voted against, 154,799 abstained, and there were 9,949,941 broker non-votes.

2. The approval of amendments to the Company's 1997 Stock Option Plan to (i) increase the number of shares of the Company's common stock reserved for issuance thereunder from 1,600,000 shares to 3,300,000 shares, (ii) increase the one-time option grant limit for newly-hired employees from 1,500,000 shares to 2,000,000 shares and (iii) increase the annual option grant limit for continuing employees from 500,000 shares to 1,000,000 shares. Of the total shares voting on the foregoing resolution, 27,002,892 voted in favor, 6,767,699 voted against, 190,352 abstained and there were 282,676 broker non-votes.

3. The approval of an amendment to the Company's 1997 Employee Stock Option Plan to increase the number of shares of the Company's common stock available for purchase thereunder from 200,000 shares to 400,000 shares. Of the total shares voting on the foregoing resolution, 32,481,706 voted in favor, 1,543,057 voted against, 218,856 abstained and there were no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A) EXHIBITS

      Exhibit 27 - Financial Data Schedule

  (B) REPORTS ON FORM 8-K

     On January 28, 1998, the Company filed a Report on Form 8-K reporting under item 5 thereof. The Company announced their operating results for the nine months ended December 31, 1997, which represented the new fiscal year end.

     On March 5, 1998, the Company filed a Report on Form 8-K reporting under item 5 thereof. The Company disclosed that on February 19, 1998, the Company had resolved to change its fiscal year end. The fiscal year end will change from the last Saturday ending closest to December thirty-first to December thirty-first. The change will be effective for calendar year 1998 starting with the period beginning January 1, 1998.

     On March 10, 1998, the Company filed a Report on Form 8-K reporting under item 2 thereof. The Company disclosed the completion of the merger with Visigenic Software, Inc.

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



                                   BORLAND INTERNATIONAL, INC.
                                   ---------------------------
                                           (Registrant)


Date: May 15, 1998


                                   /s/ Kathleen M. Fisher
                                   ---------------------------
                                       KATHLEEN M. FISHER
                                       Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)