Form 10-Q
period 1998-06-30
INPRISE CORP
filed 1998-08-14
CIK 853273

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                 -------------


     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter ended JUNE 30, 1998


     [_]   Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                 For the transition period ended ______ to ______


                         Commission File No.  0-16096


                              INPRISE CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                      94-2895440
  (State or other jurisdiction of                       (I.R.S Employer
   incorporation or organization)                      Identification No.)


           100 ENTERPRISE WAY, SCOTTS VALLEY, CALIFORNIA     95066-3249
             (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code: (831) 431-1000


             (Former name, former address and former fiscal year,
                         if changed since last report)

                          BORLAND INTERNATIONAL, INC.

             100 BORLAND WAY, SCOTTS VALLEY, CALIFORNIA 95066-3249

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES  [X]  NO  [_]

               The number of shares of common stock outstanding
                      as of July 31, 1998 was 51,387,077.

                              INPRISE CORPORATION

                                   FORM 10-Q

                          QUARTER ENDED JUNE 30, 1998

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION (UNAUDITED)                                                                 PAGE
                                                                                                           ----
Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at June 30, 1998 and December 31, 1997................        3

          Condensed Consolidated Statements of Operations for the three and six months
             ended June 30, 1998 and 1997.............................................................        4

          Condensed Consolidated Statement of Comprehensive Income for the three and six months ended
             June 30, 1998 and 1997 ..................................................................        5

          Condensed Consolidated Statements of Cash Flows for the six months
             ended June 30, 1998 and 1997.............................................................        6

          Notes to Unaudited Condensed Consolidated Financial Statements..............................        7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......       12

Item 3.   Quantative and Qualitative Disclosures about Market Risk....................................       26


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................................       27

Item 4.   Submission of Matters to a Vote of Security Holders.........................................       27

Item 6.   Exhibits and Reports on Form 8-K............................................................       27

Signatures............................................................................................       28


                         PART I - FINANCIAL INFORMATION

              ITEM I  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              INPRISE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT PAR VALUE AND SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                    June 30,                    December 31,
                                                                                      1998                          1997
                                                                                    ---------                     ---------
                                 ASSETS
Current assets:
  Cash and cash equivalents  ...........................................            $  79,938                     $ 100,707
  Short-term investments  ..............................................                1,885                         1,843
  Accounts receivable, net  ............................................               44,201                        34,664
  Inventories  .........................................................                  959                           787
  Other  ...............................................................                9,370                         6,462
                                                                                    ---------                     ---------
     Total current assets  .............................................              136,353                       144,463
Property and equipment, net  ...........................................              104,305                       104,944
Other non-current assets  ..............................................                6,270                         6,417
                                                                                    ---------                     ---------
     Total assets  .....................................................            $ 246,928                     $ 255,824
                                                                                    =========                     =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable  ....................................................            $  14,040                     $  11,687
  Accrued expenses  ....................................................               35,119                        38,424
  Short-term restructuring  ............................................                8,636                         1,277
  Deferred revenue .....................................................               13,615                        12,429
  Income taxes payable  ................................................                1,119                         4,054
  Other  ...............................................................                6,440                        12,012
                                                                                    ---------                     ---------
     Total current liabilities  ........................................               78,969                        79,883

Long-term debt and other  ..............................................               22,241                        22,025

Mandatorily redeemable convertible preferred stock;
   $50,000 par value; 1,470 shares authorized;
   550 issued and outstanding...........................................               27,500                        27,358

Stockholders' equity:
  Common stock; $.01 par value; 100,000,000 shares authorized;
  51,346,000 and 50,745,000 issued and outstanding  ....................                  513                           508
  Additional paid-in capital  ..........................................              385,512                       381,894
  Accumulated deficit  .................................................             (271,280)                     (259,691)
  Cumulative translation adjustment  ...................................                3,473                         3,847
                                                                                    ---------                     ---------
     Total stockholders' equity  .......................................              118,218                       126,558
                                                                                    ---------                     ---------
                                                                                    $ 246,928                     $ 255,824
                                                                                    =========                     =========


   See accompanying notes to the condensed consolidated financial statements.

                              INPRISE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA, UNAUDITED)

                                                               Three Months Ended                Six Months Ended
                                                                    June 30,                         June 30,
                                                             ----------------------------------------------------------
                                                                1998             1997             1998            1997
                                                             ----------------------------------------------------------
Licenses and other revenue.................................    $41,172          $43,953        $ 82,215        $ 82,176
Service revenue............................................      5,351            4,227          10,794           9,424
                                                             ----------------------------------------------------------
       Net revenues........................................     46,523           48,180          93,009          91,600
                                                             ----------------------------------------------------------

Cost of licenses and other revenue.........................      4,287            6,564           7,214          11,969
Cost of service revenue....................................      3,446            2,619           6,904           4,896
                                                             ----------------------------------------------------------
       Cost of revenues....................................      7,733            9,183          14,118          16,865
                                                             ----------------------------------------------------------

Gross profit...............................................     38,790           38,997          78,891          74,735
                                                             ----------------------------------------------------------
Selling, general and administrative........................     25,974           28,169          53,566          69,615
Research and development...................................     11,907           13,417          22,788          29,540
Restructuring and merger related charges...................        ---              ---          19,281           5,976
Other non-recurring charges................................        ---              ---             ---          17,100
                                                             ----------------------------------------------------------
      Total operating expenses.............................     37,881           41,586          95,635         122,231
                                                             ----------------------------------------------------------

Operating income (loss)....................................        909           (2,589)        (16,744)        (47,496)
Interest income, net and other.............................      1,125              405           1,723           1,144
                                                             ----------------------------------------------------------
Income (loss) before income taxes..........................      2,034           (2,184)        (15,021)        (46,352)
Income tax provision (benefit).............................        150              342          (3,461)            709
                                                             ----------------------------------------------------------
Net income (loss)..........................................    $ 1,884          $(2,526)       $(11,560)       $(47,061)
                                                             ==========================================================
Net income (loss) per share - basic........................      $0.04           $(0.05)         $(0.23)         $(0.99)
                                                             ==========================================================
Net income (loss) per share - diluted......................      $0.03           $(0.05)         $(0.23)         $(0.99)
                                                             ==========================================================
Shares used in computing basic income (loss) per share.....     51,166           48,702          50,984          47,334
                                                             ==========================================================
Shares used in computing diluted income (loss) per share...     57,572           48,702          50,984          47,334
                                                             ==========================================================

   See accompanying notes to the condensed consolidated financial statements.

                              INPRISE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (IN THOUSANDS, UNAUDITED)

                                                            THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                 JUNE 30,                                 JUNE 30,
                                                  -----------------------------------      -----------------------------------
                                                        1998                 1997                1998                 1997
                                                  --------------      ---------------      --------------      ---------------
Net income (loss)  ............................           $1,884              $(2,526)           $(11,560)            $(47,061)
Other comprehensive income (loss)
  Foreign currency translation adjustments.....             (169)                 424                (374)                 417
                                                  --------------      ---------------      --------------      ---------------
Comprehensive income (loss)....................           $1,715              $(2,102)           $(11,934)            $(46,644)
                                                  ==============      ===============      ==============      ===============



   See accompanying notes to the condensed consolidated financial statements.

                              INPRISE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                           (IN THOUSANDS, UNAUDITED)

                                                                                                        SIX MONTHS ENDED
                                                                                                            JUNE 30,
                                                                                             ------------------------------------
                                                                                                    1998                 1997
                                                                                             ---------------      ---------------
Cash flows from operating activities:
  Net loss.................................................................................         $(11,560)            $(47,061)
  Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation and amortization...........................................................            3,892                6,902
   Loss on disposal of fixed assets........................................................            2,482                1,580
   Non-cash restructuring costs and other one-time charges.................................              ---                1,294
  Changes in assets and liabilities:
   Accounts receivable.....................................................................           (9,736)              (7,665)
   Inventories.............................................................................             (172)                  25
   Other current assets....................................................................           (2,960)                 319
   Other non-current assets................................................................              147                1,228
   Accounts payable, accrued expenses and short-term restructuring.........................            7,796               17,806
   Income taxes payable....................................................................           (2,935)              (8,639)
   Other (primarily deferred revenue and long-term restructuring)..........................           (5,899)                (632)
                                                                                             ---------------      ---------------
   Cash used by operating activities.......................................................          (18,945)             (34,843)
                                                                                             ---------------      ---------------

Cash flows from investing activities:
  Acquisition of property and equipment....................................................           (5,775)              (3,934)
  Sale of fixed assets.....................................................................               40                  302
  Net change in short-term investments.....................................................              (42)                 ---
                                                                                             ---------------      ---------------
   Cash used by investing activities.......................................................           (5,777)              (3,632)
                                                                                             ---------------      ---------------

Cash flows from financing activities:
  Proceeds from issuance of common and preferred stock, net................................            3,736               41,112
  Borrowings of capital lease obligations and other debt activity..........................              216                8,552
                                                                                             ---------------      ---------------
   Cash provided by financing activities...................................................            3,952               49,664
                                                                                             ---------------      ---------------
Effect of exchange rate changes on cash....................................................                1                   90
                                                                                             ---------------      ---------------
Net change in cash and cash equivalents....................................................          (20,769)              11,279
Beginning cash and cash equivalents........................................................          100,707               81,381
                                                                                             ---------------      ---------------
Ending cash and cash equivalents...........................................................         $ 79,938             $ 92,660
                                                                                             ===============      ===============

   See accompanying notes to the condensed consolidated financial statements.

                              INPRISE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the entire fiscal year, which ends on December 31, 1998. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Inprise Corporation (the "Company") for the nine months ended December 31, 1997 included in the Registrant's Form 10-K.


Reclassification
----------------
  Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the presentation adopted in the current period.


Change in Fiscal Year End
-------------------------
  During 1997, the Company changed its year end from March 31 to December 31 effective January 1, 1998.


Name Change
-----------
  On June 5, 1998, the Company's stockholders approved a proposal to amend the Company's Restated Certificate of Incorporation to change the name of the Company from Borland International, Inc. to Inprise Corporation. The Company's stock symbol has been changed to "INPR".


REVENUE RECOGNITION

  In October 1997 and March 1998, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP97-2") and Statement of Position 98-4, "Deferral of the Effective Date of the Provisions of SOP97-2, Software Revenue Recognition" ("SOP98-4"), which the Company currently is required to adopt for transactions entered into in the fiscal year beginning January 1, 1998. SOP97-2 and SOP98-4 provide guidance on recognizing revenue on software transactions and supersedes issued Statements of Position 91-1 "Software Revenue Recognition" ("SOP91-1"). The Company believes that the adoption of SOP97-2 and SOP98-4 has not had a significant impact on its current licensing or revenue recognition practices. Should the Company modify its licensing practices, application of the requirements under SOP97-2 and SOP98-4 may require different revenue recognition treatment.


ACQUISITION

  On February 27, 1998 the Company completed the acquisition of Visigenic Software, Inc. ("Visigenic") in a transaction accounted for as a pooling of interests and, as a result, the Company's previously issued financial statements for the periods presented in this Form 10-Q have been restated to include the assets, liabilities and operating results of Visigenic in accordance with generally accepted accounting principles and the instructions in Regulation S-X.

COMPREHENSIVE INCOME

  In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income which were excluded from net income include foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities. The Company adopted SFAS 130 in the quarter ended March 31, 1998. Components of comprehensive income for the three and six months ended June 30, 1998 and 1997 have been disclosed on the Statement of Comprehensive Income. The total accumulated other comprehensive income balance was $3,473,000 as of June 30, 1998.


NEW ACCOUNTING PRONOUNCEMENT

  In June 1997, FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131"). SFAS 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The disclosures prescribed by SFAS 131 will be effective the year ending December 31, 1998. The Company has not evaluated the impact that adopting SFAS 131 will have on its notes to the consolidated financial statements.

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP98-1"). SOP98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The disclosures prescribed by SOP98-1 will be effective for the year ending December 31, 1999 consolidated financial statements. The Company has not yet determined the impact, if any, of adopting this statement.

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation.
The Company will adopt SFAS 133 in the first quarter of the fiscal year ending December 31, 2000 and has not yet evaluated the impact of the adoption on the Company's results of operations, financial position, capital resources or liquidity.


NOTE 2.  EARNINGS (LOSS) PER SHARE

  For the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS 128"), "Earnings Per Share." SFAS 128 requires the presentation of basic earnings per share ("EPS") and diluted EPS, for companies with potentially dilutive securities, such as options. Earnings per share data for all prior periods have been restated to conform with the provisions of SFAS 128.

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

                                                               Three months ended                 Six months ended
                                                                     June 30,                          June 30,
                                                            -----------------------------     ----------------------------
                                                                1998            1997              1998            1997
                                                            ------------    -------------     ------------    ------------
Numerator:
Net income (loss) before accretion charge to
 the mandatorily redeemable convertible
 preferred stock relating to warrants                             $1,884          $(2,526)        $(11,560)       $(47,061)

Accretion charge to the mandatorily redeemable
 convertible preferred stock for warrants                            ---              ---              142             ---
                                                            ------------    -------------     ------------    ------------
Net income (loss) for basic and diluted
 earnings per share  income available to
 common stockholders                                              $1,884          $(2,526)        $(11,702)       $(47,061)
                                                            ------------    -------------     ------------    ------------
Denominator:
Denominator for basic net income (loss) per
 share - weighted average shares                                  51,166           48,702           50,984          47,334
Effect of dilutive securities                                      6,406              ---              ---             ---
                                                            ------------    -------------     ------------    ------------
Denominator for diluted net income (loss) per
 share - adjusted weighted average shares and
 assumed conversions                                              57,572           48,702           50,984          47,334
                                                            ------------    -------------     ------------    ------------
Net income (loss) per share - basic                                $0.04           $(0.05)          $(0.23)         $(0.99)
Net income (loss) per share - diluted                              $0.03           $(0.05)          $(0.23)         $(0.99)

  The 550 shares of Series B Preferred Stock and 220,000 warrants to purchase common shares outstanding at June 30, 1998 were not included in the computation of diluted EPS for the six months ended June 30, 1998, because their effect on earnings per share would have been antidilutive.

  For the three month period, options to purchase approximately 4,083,000 and 11,608,000 shares of common stock were outstanding at June 30, 1998 and 1997, respectively, but were not included in the computation of diluted EPS as the inclusion of such options would have been antidilutive. For the six month period, options to purchase approximately 8,324,000 and 11,608,000 shares of common stock were outstanding at June 30, 1998 and 1997, respectively, but were not included in the computation of diluted EPS as the inclusion of such options would have been antidilutive.


NOTE 3. ACQUISITION

  On February 27, 1998, the Company issued approximately 12,118,060 shares of Inprise Common Stock in exchange for all of the outstanding common stock of Visigenic Software, Inc. ("Visigenic"). In connection with the Company's assumption of Visigenic outstanding employee stock options, the Company reserved 2,527,284 common shares for future issuances. The merger was accounted for as a pooling of interests and accordingly, the Company's consolidated financial statements were restated for all periods prior to the merger to include the operations of Visigenic.

  Pursuant to the merger, Visigenic's year end was conformed to the Company's newly adopted year end of December 31 (see Note 1). The following unaudited pro forma combined financial information assumes that the merger occurred on the first day of the earliest period presented (in thousands of dollars, except per share amounts).

                                                                                        Proforma
                                               Inprise             Visigenic            Combined
                                             ---------            ----------            ---------
Three Months Ended June 30, 1998
Net revenues                                 $     ---            $     ---             $  46,523
Net income                                         ---                  ---                 1,884
Net income per share -- basic                      ---                  ---                  0.04
Net income per share -- diluted              $     ---            $     ---             $    0.03

Three Months Ended June 30, 1997
Net revenues                                 $  41,970            $   6,210             $  48,180
Net income (loss)                                   80               (2,606)               (2,526)
Net income (loss) per share -- basic               ---                (0.18)                (0.05)
Net income (loss) per share -- diluted       $     ---            $   (0.18)            $   (0.05)

                                                                                        Proforma
                                               Inprise             Visigenic            Combined
                                             ---------            ----------            ---------
Six Months Ended June 30, 1998
Net revenues                                 $     ---            $     ---             $  93,009
Net loss                                           ---                  ---               (11,560)
Net loss per share -- basic                        ---                  ---                 (0.23)
Net loss per share -- diluted                $     ---            $     ---             $   (0.23)

Six Months Ended June 30, 1997
Net revenues                                 $  79,138            $  12,462             $  91,600
Net loss                                       (42,390)              (4,671)              (47,061)
Net loss per share -- basic                      (1.14)               (0.33)                (0.99)
Net loss per share -- diluted                $   (1.14)           $   (0.33)            $   (0.99)

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

  The following table summarizes the Company's restructuring activity for the six months ended June 30, 1998:

                                             SEVERANCE                     OTHER
                                                AND                        ASSET
                                              BENEFITS     FACILITIES     CHARGES      OTHER       TOTAL
                                           --------------------------------------------------------------
                                                                   (IN THOUSANDS)
Accrual as of December 31, 1997.........       $   143           $572     $   ---     $   635     $ 1,350
Six Months Ended June 30, 1998:
     1998 restructuring.................         9,863            336       2,900       2,482      15,581
     Cash charges.......................        (3,136)           (12)        ---      (2,579)     (5,727)
     Non - cash charges.................           ---            ---      (2,534)        ---      (2,534)
                                           --------------------------------------------------------------
Accrual as of June 30, 1998.............       $ 6,870           $896     $   366     $   538     $ 8,670
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

  Subject to various additional conditions, the Company has the option ("Company Put Option") to require the Investors to purchase additional Series B Shares and Warrants and the Investors have the right to require that the Company sell to them additional Series B Shares and Warrants ("Investor Call Options"). The maximum number of additional Series B Shares and Warrants which the Company may require the Investors to purchase is 500 Series B Shares, for an additional purchase price of approximately $25 million, and Warrants to purchase 200,000 shares of the Company's Common Stock. The maximum number of additional Series B Shares which the Investors may require that the Company sell to them under the Investor Call Options is 220 Series B Shares, for a purchase price of approximately $11 million and the number of shares subject to additional Warrants would be 88,000. The Series B Shares and Warrants issued upon exercise of the Company Put Option or the Investor Call Options will have the same terms and rights as the Series B Shares and Warrants issued at the Initial Closing except that the maximum conversion price and exercise price, respectively, will be based upon the market price of the Company's Common Stock at the time of the subsequent issuance of such Series B Shares and Warrants.

  During March 1998, the holders of the Series B Shares agreed to extend the expiration date of the Company Put Option to December 31, 1998. See Note 7 Subsequent Events for further discussion regarding the Series B Shares.

  Each of the above issuances were not and will not be registered under the Securities Act of 1933, as amended (the "1933 Act") in reliance upon the exemptions provided by Section 4(2) of the 1933 Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.


NOTE 5. INCOME TAXES

  Income tax expense for the quarter ended June 30, 1998 was approximately $0.2 million. Such tax expense results principally from non-U.S. withholding taxes, which are assessed without regard to the profitability of the applicable operation.


NOTE 6. LEGAL

  Information with respect to this item is incorporated by reference to Part I -
Item 2 -"Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation," of this Form 10-Q.


NOTE 7. SUBSEQUENT EVENTS

Investment in Starfish Software, Inc.
-------------------------------------
     In July 1998, Motorola, Inc. ("Motorola") announced their intention to acquire Starfish Software, Inc. ("Starfish"). The Company has a minority common stock interest in Starfish. The acquisition involves a combination of cash and Motorola common stock. Completion of the purchase is subject to the approval by regulatory agencies and the shareholders of Starfish. There are no assurances that the transaction will be consummated.


Series B Preferred Stock Call Option
------------------------------------
  On July 27, 1998, the holders of the Series B Shares exercised their rights under the Investor Call Options to purchase approximately 220 shares of Series B Shares and 88,000 Warrants to purchase Inprise Common Stock. Total proceeds from the exercise of the Investor Call Options were approximately $11.0 million. Each of the newly issued Series B Shares is convertible, at the option of the holder, into shares of Inprise common stock based upon a conversion price equal to $6.88 or if lower, the lowest closing market price of Inprise common stock during the seven trading days prior to the conversion date. The warrants have an exercise price of $8.59 per share. The Company expects to record a charge of approximately $0.3 million to the income available to common shareholders. The charge will be recorded over the next three quarters for the accretion of the value assigned to the warrants.


Stock Repurchase Program
------------------------
  On July 21, 1998, the Company's Board of Directors authorized the Company to repurchase up to one million shares of Company's common stock for up to $10.0 million.

  On August 10, 1998, the Company announced completion of the stock buy-back program authorized by its board of directors. The Company repurchased one million shares as authorized by the board's resolution at an average price of $6.56 per share.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

  In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Factors That May Affect Future Results and Market Price of Stock."

  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revisions to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the nine month period ended December 31, 1997, copies, of which, may be obtained from the Company or from the Securities and Exchange Commission at its website at www.sec.gov.


OVERVIEW

  Inprise Corporation (the "Company") develops, markets and supports software development tools, intelligent middleware, database management systems, and application management systems for business enterprises and independent software developers. The Company has several product lines and additional complementary products and services that are designed to meet the needs of software developers and business enterprises developing and using software in the desktop, local area network ("LAN"), client/server and Internet/intranet environments.

  The Company markets and sells to corporations, governments, educational institutions and end-user customers through direct sales and through the Internet. The Company also markets and distributes its products worldwide through independent distributors, dealers, value-added resellers ("VARs") and independent software vendors ("ISVs").

  Results for the three and six month periods ended June 30, 1997 have been restated to reflect the impact of the Company's acquisition of Visigenic Software, Inc. which was completed on February 27, 1998 and was accounted for as a pooling of interests.

  The following table sets forth the unaudited consolidated results of operations as a percentage of net revenues for the three and six months ended June 30, 1998 and 1997.

                                                       Three months ended                           Six months ended
                                                            June 30,                                    June 30,
                                           ---------------------------------------      --------------------------------------
                                                   1998                   1997                 1998                  1997
                                           ------------------      ---------------      ---------------      -----------------
Licenses and other revenue...............                88.5%                91.2%                88.4%                  89.7%
Service revenue..........................                11.5                  8.8                 11.6                   10.3
                                           ------------------      ---------------      ---------------      -----------------
  Net revenues...........................               100.0                100.0                100.0                  100.0
Cost of licenses and other revenue.......                 9.2                 13.6                  7.8                   13.1
Cost of service revenue..................                 7.4                  5.4                  7.4                    5.3
                                           ------------------      ---------------      ---------------      -----------------
Cost of revenues.........................                16.6                 19.0                 15.2                   18.4
                                           ------------------      ---------------      ---------------      -----------------
Gross margin.............................                83.4                 81.0                 84.8                   81.6
                                           ------------------      ---------------      ---------------      -----------------
Selling, general and administrative......                55.8                 58.5                 57.6                   76.0
Research and development.................                25.6                 27.9                 24.5                   32.2
Restructuring and merger related charges.                 ---                  ---                 20.7                    6.5
Other non-recurring charges..............                 ---                  ---                  ---                   18.7
                                           ------------------      ---------------      ---------------      -----------------
Total operating expenses.................                81.4                 86.4                102.8                  133.4
                                           ------------------      ---------------      ---------------      -----------------

Operating income (loss)..................                 2.0                 (5.4)               (18.0)                 (51.8)
Interest income, net and other...........                 2.4                  0.9                  1.9                    1.2
                                           ------------------      ---------------      ---------------      -----------------
Income (loss) before income taxes........                 4.4                 (4.5)               (16.1)                 (50.6)
Income tax provision (benefit)...........                 0.4                  0.7                 (3.7)                   0.7
                                           ------------------      ---------------      ---------------      -----------------
Net income (loss)........................                 4.0%                (5.2)%              (12.4)%                (51.3)%
                                           ==================      ===============      ===============      =================

NET REVENUES

  The following table sets forth the unaudited consolidated net license and other, and service revenues for the three and six months ended June 30, 1998 and 1997.

                                               Three Months Ended
                                                    June 30,
                                    ---------------------------------------
                                            1998                 1997             Change
                                    ------------------    -----------------    -----------
Licenses and other                         $41,172              $43,953           (6.3%)
Service revenue                              5,351                4,227           26.6%
                                    ------------------    -----------------    -----------
Total revenue                              $46,523              $48,180           (3.4%)
                                    ==================    =================    ===========

                                                Six Months Ended
                                                    June 30,
                                    ---------------------------------------
                                            1998                 1997            Change
                                    ------------------    -----------------    -----------
Licenses and other                         $82,215              $82,176           0.05%
Service revenue                             10,794                9,424           14.5%
                                    ------------------    -----------------    -----------
Total revenue                              $93,009              $91,600            1.5%
                                    ==================    =================    ===========

  License revenue represents amounts earned for granting customers licenses to use the Company's software products. License and other revenue decreased 6% for the quarter ended June 30, 1998 as compared to the corresponding calendar quarter of 1997. Enterprise and client/server license revenue increased 20% for the quarter ended June 30, 1998 as compared to the corresponding calendar quarter of 1997. Enterprise and client/server revenue represented 64% of total licenses and other revenue for the quarter ended June 30, 1998 as compared to 50% for the quarter ended June 30, 1997. This increase in enterprise and client/server license revenue was offset by a decline in revenue from licenses of the desktop database product line and certain other versions of desktop language products. The Company experienced a decline in revenue from licenses of desktop products and expects that revenues from such products will continue to decline in future periods. The Company believes that license revenues relating to enterprise and client/server products will continue to increase as a percentage of the Company's total revenues.


  Service revenue represents amounts earned for support, consulting and education services for the Company's software products. Service revenue increased 27% for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. This increase is consistent with the Company's emphasis on premium support and consulting services to enterprise and large corporate customers.

  International revenues accounted for 53% of the Company's total revenue (revenues from Europe, Japan and other regions were 32%, 9%, and 12% of total revenue, respectively) for the quarter ended June 30, 1998 as compared to 58% (revenues from Europe, Japan and other regions were 29%, 15%, and 14% of total revenue, respectively) for the quarter ended June 30, 1997. The decrease in international revenues was principally attributable to lower revenues in Asia, principally Japan, which was primarily due to the weakness in that region's economy. The Company is unable to predict when and to what extent the economies in that region will recover. There can be no assurances that should there be an upturn in the region's economy that the Company will return to previous revenue levels and/or profitability. The decrease in revenue in Asia, principally Japan, was partially offset by an increase of the Company's consulting services and client/server products in Europe. Management expects that the Company's international operations will continue to provide a significant portion of the Company's total revenues. International revenues and profits will be adversely affected if the U.S. dollar strengthens against certain major international currencies, if the ongoing economic weakness continues in Asia, or if other international economies experience similar economic weakness.

COST OF REVENUES

  Cost of license revenues consists primarily of production, royalties paid to third-party vendors and product packaging. Cost of license and other revenues was $4.3 million and $6.6 million for the quarters ended June 30, 1998 and 1997, respectively. Cost of license revenues may vary as a percentage of license revenue due to changes in the Company's royalty obligations to third-party technology providers and the number of new products and product releases in a given period. The reduction in the overall cost of license and other revenues is principally attributable to a higher number of transactions in which license revenue does not require the shipment of tangible property and an improvement in the management of inventory and its associated costs.

  Cost of service revenues consist primarily of employee and third-party contractor costs and associated expenses incurred in providing customer support, training, education and consulting services. Cost of service revenues was $3.4 million and $2.6 million for the quarters ended June 30, 1998 and 1997, respectively. The increase in the cost of service expense was primarily due to an increase in the number of personnel employed by the Company to provide these services. The cost of services as a percentage of service revenues may vary between periods due to the mix of services provided by the Company and the extent to which employee or contractor resources are used to provide those services.

SELLING, GENERAL AND ADMINISTRATIVE

  Selling, general and administrative expenses consist primarily of salaries, commissions and bonuses and other personnel-related expenses, facilities expenses, travel and entertainment, promotional lead generation expenses, advertising and marketing costs. Selling, general and administrative expenses were $26.0 million and $28.2 million for the three months ended June 30, 1998 and 1997, respectively, and were 56% and 59% of net revenues for such periods, respectively. Selling, general and administrative expenses declined by 7.8% as compared to the corresponding calendar quarter of 1997. In addition to cost savings associated with the prior year restructuring efforts, the Company took steps to eliminate redundant marketing programs and duplicative functions within its sales organization.

RESEARCH AND DEVELOPMENT

  Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs and third-party consultants. Research and development expenses were $11.9 million and $13.4 million for the three months ended June 30, 1998 and 1997, respectively, and were 26% and 28% of net revenues for such periods, respectively. Research and development expenses declined 11.3% as compared to the corresponding calendar quarter of 1997. The decrease in research and development expenses is principally due to a reduction in headcount associated with the prior year restructuring efforts.

RESTRUCTURINGS

  The following table summarizes the Company's restructuring activity for the six months ended June 30, 1998:

                                             SEVERANCE                     OTHER
                                                AND                        ASSET
                                              BENEFITS     FACILITIES     CHARGES      OTHER       TOTAL
                                           --------------------------------------------------------------
                                                                   (IN THOUSANDS)
Accrual as of December 31, 1997.........       $   143           $572     $    --     $   635     $ 1,350
Six Months Ended June 30, 1998:
     1998 restructuring.................         9,863            336       2,900       2,482      15,581
     Cash charges.......................        (3,136)           (12)        ---      (2,579)     (5,727)
     Non - cash charges.................           ---            ---      (2,534)        ---      (2,534)
                                           --------------------------------------------------------------
Accrual as of June 30, 1998.............       $ 6,870           $896     $   366     $   538     $ 8,670
                                           ==============================================================

  Subsequent to December 31, 1997, there have been no changes to the Company's estimate of the total costs of prior restructurings.


INTEREST INCOME, NET AND OTHER

  Interest income, net and other was $1.1 million and $0.4 million for the three months ended June 30, 1998 and 1997, respectively, and represented 2.4% and 0.9% of net revenues for such periods, respectively.


INCOME TAXES

  Income tax expense for the quarter ended June 30, 1998 was approximately $0.2 million. Such tax expense results principally from non-U.S. withholding taxes, which are assessed without regard to the profitability of the applicable operation.


LITIGATION

  The Company and certain of its former officers and directors were named defendants in two lawsuits, Kaplan, et al vs. Kahn, et al, and Crook, et al vs.
                            -----------------------------      ----------------
Kahn, et al, originally filed in the United States District Court for the
-----------
Northern District of California in 1993 and 1995, respectively. The lawsuits allege certain securities law violations by the Company and certain of its former officers and directors relating to periods between 1991 and 1994. In 1996, the parties entered into a stipulation to settle both lawsuits, the stipulation was submitted for court approval and monies were deposited in escrow to fund the settlement. At the time, the Company recorded a charge in the amount of its contribution to the settlement to be paid by the Company. On March 18, 1998, the Court preliminarily approved a revised settlement plan, which did not involve any further contribution by the Company. The court has directed counsel for the class representatives to provide notice of the revised settlement plan to the members of the shareholder classes. A form of notice has been submitted to the court and is awaiting approval, at which point the notice will be mailed to the settlement class members for the purpose of soliciting their views on the settlement. It is unknown what response, if any, will be elicited from the class members. In the interim, the previously-established discovery cut-off and pretrial conferences dates remain vacated. The Company continues to believe that the settlement ultimately will be approved, but is unable to predict the outcome of this matter at this time. If these lawsuits are not settled and the cases are litigated, an adverse decision in either case could have a material adverse effect on the Company's financial condition and results of operations.

  In January, 1996, in the case of Lotus Development Corp. vs. Borland
                                   -----------------------------------
International, Inc., the U.S. Supreme Court affirmed the judgment of the U.S.
-------------------
Court of Appeals for the First Circuit that the Company did not infringe the copyright of Lotus's spreadsheet product, Lotus 1-2-3. The Company initiated proceedings in the U.S. District Court in Massachusetts for a determination of what attorney's fees and costs, if any, the Company may recover. In February 1997, the U.S. District Court in Massachusetts denied the Company's request for attorneys' fees but awarded costs to the Company in a small amount. The Company appealed the U.S. District Court's denial of attorneys fees and payment of full costs and a hearing was held in January 1998 in the U.S. Court of Appeals for the First Circuit. The court rejected the Company's appeal.

  Three securities class action lawsuits have been filed against the Company's OEC subsidiary, certain former officers and directors of OEC, and OEC's outside auditors which lawsuits allege certain securities laws violations prior to the Company's acquisition of OEC. These three lawsuits have been consolidated in the United States District Court for the District of Massachusetts under the name Zeid, et al. v. Open Environment Corp., et al. The Company and other defendants
--------------------------------------
filed a motion to dismiss the consolidated complaint on December 16, 1997. The motion was granted in part and denied in part. The case will now proceed to the discovery phase. No trial date has been set. The Company's OEC subsidiary intends to defend this lawsuit vigorously. If this lawsuit is not settled and the case is litigated, an adverse decision could have a material adverse effect on the Company's financial condition and results of operations.

  Western Imaging, Inc. ("Western Imaging") filed a complaint in the U.S.
  ---------------------
District Court for the Northern District of California in April 1997 against Visigenic (prior to the acquisition of Visigenic by the Company) and Corel Corporation ("Corel"), a licensee of Visigenic, alleging breach of contract and other claims relating to the sale by Visigenic of certain technology to Western Imaging. Western Imaging is seeking injunctive relief, unspecified damages, impoundment of the disputed software during the pendency of the litigation, and punitive damages. Prior to its acquisition by the Company, Visigenic had not sold or marketed the disputed software products since January 1995 and the Company does not utilize this technology in any current product offering. Visigenic agreed to defend Corel pursuant to the terms of its license to Corel. In August 1997, Visigenic and Corel filed an answer to the complaint denying Western Imaging's allegations. Pursuant to the Court's February 20, 1998 order, the parities completed a non-binding mediation on July 17, 1998. No settlement was reached. The parties have agreed to participate in a second mediation following discovery and a motion for summary judgment or, in the alternative, summary adjudication which Visigenic and Corel intend to file. A further case management conference is set for August 14, 1998. The Company believes it has meritorious defenses to such claims and intends to defend the litigation vigorously. Because the results of the litigation, including any potential settlement, are uncertain, there can be no assurance that they will not have a material adverse effect on the Company's business, operating results and financial condition.

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


LIQUIDITY AND CAPITAL RESOURCES

  Cash, cash equivalents and short-term investments were $81.8 million at June 30, 1998, a decrease of $20.8 million from a balance of $102.6 million at December 31, 1997. Working capital decreased from $64.6 million as of December 31, 1997 to $57.4 million as of June 30, 1998.

  Net cash used by the Company for operating activities in the six months ended June 30, 1998 was $18.9 million and was primarily comprised of the $11.6 million net loss for the period, a $9.7 million increase in accounts receivable as a result of increased sales and the increase in collection cycle due to a higher percentage of enterprise sales and a $2.9 million decrease in income tax payable, offset by an increase of $7.8 million of accounts payable and accrued expenses, $3.9 million of depreciation and amortization, and $2.5 million write off of assets as part of the restructuring. Net cash used by investing activities of $5.8 million consisted principally of the purchase of computer equipment and software for internal use. Financing activities provided net cash of $4.0 million in connection with common stock issued upon exercise of employee options and the purchase of common stock pursuant to the employee stock purchase plan.

          The Company believes that its existing cash balances and funds expected to be provided by operations will be sufficient to finance its working capital requirements at least through the next twelve months.



                                 RECENT EVENTS

INVESTMENT OF STARFISH SOFTWARE, INC.

     In July 1998, Motorola, Inc. ("Motorola") announced their intention to acquire Starfish Software, Inc. ("Starfish"). The Company has a minority common stock interest in Starfish. The acquisition involves a combination of cash and Motorola common stock. Completion of the purchase is subject to the approval by regulatory agencies and the shareholders of Starfish. There are no assurances that the transaction will be consummated.

CALL OPTION EXERCISE

  On July 27, 1998, the holders of the Series B Shares exercised their rights under the Investor Call Options to purchase approximately 220 shares of Series B Shares and 88,000 Warrants to purchase Inprise Common Stock. Total proceeds from the exercise of the Investor Call Options were approximately $11.0 million. Each of the newly issued Series B Shares is convertible, at the option of the holder, into shares of Inprise common stock based upon a conversion price equal to $6.88 or if lower, the lowest closing market price of Inprise common stock during the seven trading days prior to the conversion date. The warrants have an exercise price of $8.59 per share. The Company expects to record a charge of approximately $0.3 million to the income available to common shareholders over the next three quarters for the accretion of the value assigned to the warrants.


STOCK REPURCHASE

  On July 21, 1998, the Company's Board of Directors authorized the Company to repurchase up to one million shares of Company's common stock for up to $10.0 million.

  On August 10, 1998, the Company announced completion of the stock buy-back program authorized by its board of directors. The Company repurchased one million shares as authorized by the board's resolution at an average price of $6.56 per share.

        FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

  HISTORY OF OPERATING LOSSES. Although the Company had a profit for the nine month period ended December 31, 1997 and the quarter ended June 30, 1998, the Company has had operating losses on an annual basis for five of the past six fiscal years, including a loss of approximately $128.0 million for the year ended March 31, 1997. The Company's revenues have declined in each year since fiscal 1993 as a result of declines in the sales of the Company's desktop products. In recent years, such declines were in part offset by sales of the Company's enterprise, Internet/intranet and client/server products. The Company's ability to achieve revenue growth and profitability are substantially dependent upon the success of the Company's enterprise, Internet/Intranet and client/server product strategies, and upon its ability to successfully complete and introduce new products, to successfully implement restructuring and cost control measures from time to time and to successfully integrate the Visigenic business with the Company's (See "Integration of Visigenic"). There can be no assurance that the Company will be able to successfully accomplish the foregoing or to achieve profitability in future periods. There can be no assurance that the Company will be successful with this strategy, that the Company will achieve revenue growth on an annual basis or that the Company will maintain or increase profitability. The Company believes that its existing capital resources will enable it to fund its operations through the next twelve months. Notwithstanding the foregoing, if the Company determines to seek additional capital through the issuance of additional shares of Series B Preferred Stock pursuant to its existing arrangements with current holders of Series B Preferred Stock or by seeking other sources of capital, such issuance could result in dilution to the holders of the Company's Common Stock. There can be no assurance that the Company will be able to obtain such capital on acceptable terms or at all.

  SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS AND SEASONALITY. The strength and profitability of the Company's business depends on the overall demand for computer software and growth in the computer industry. Additionally, the Company's business depends in part on general economic and business conditions. The Company's quarterly operating results have varied significantly in the past and the Company expects that such results are likely to vary significantly from time to time in the future. Such variations result from, among other matters, the following: the size and timing of significant orders and their fulfillment; demand for the Company's products; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; changes in pricing policies by the Company or its competitors; changes in the level of operating expenses; changes in the Company's sales incentive plans; budgeting cycles of its customers; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product life cycles; product defects and other product quality problems; personnel changes; seasonal trends and general domestic and international economic and political conditions. Operating results can also be adversely impacted by deferrals of customer orders in light of customer uncertainty regarding the Company's short- and long-term prospects. As an increasing percentage of the Company's revenues are from enterprise, Internet/Intranet and client/server products, the Company expects that an increasing percentage of its revenues will be from large orders. The timing of such orders and their fulfillment may cause material fluctuations in the Company's operating results, particularly on a quarterly basis. In addition, the Company intends to continue to expand its domestic and international direct sales force. The timing of such expansion and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results.

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

  TRANSITION TO DIRECT SALES STRATEGY. In order for the Company's enterprise software products to achieve market acceptance, the Company will need to continue to adjust to longer sales cycles and successfully transition from the channel sales model for its traditional desk top products to a direct sales model. Sales of these products are expected to be made predominately to large companies, institutions, and government entities. These types of customers generally commit significant resources to an evaluation of enterprise software and require the vendor to expand substantial time, effort, and money educating them about the value of the vendor's solution. As a result, sales to these types of customers generally require an extensive sales effort throughout the customer's organization, and often require final approval by an executive officer or senior level employee. The Company has experienced and will likely continue to experience delays following initial contact with a prospective customer and expend substantial funds and management effort in connection with these sales. The Company has very little experience with these types of sales, and there can be no assurance that the Company can successfully transition to the direct sales model. In order to complete these new, difficult, and lengthy sales, the Company will be required to restructure its direct sales force , extensively train and effectively manage its sales personnel, invest greater resources in the sales effort, and educate the indirect channels. The Company may not be able to accomplish any of the foregoing on a timely and cost-effective basis. Failure to do so could have a material adverse effect on the Company's business, operating results, or financial condition. Additionally, the Company will need to add trained technical personnel to help it implement solutions for its enterprise software customers relating to enterprise software products. Personnel with the sufficient level of expertise and experience for these positions are in great demand, and the Company may not be able to hire and retain a sufficient number of qualified personnel for these purposes. Failure to do so could have a material adverse effect on the Company's business, operating results, or financial condition.

  In 1998, the Company made changes to its sales compensation programs. Although such changes are intended to enhance overall revenues, such changes could have a material adverse impact on revenues and sales related expenses.

  INTEGRATION OF VISIGENIC. The Company's success will depend, in substantial part, upon whether the Company can integrate the operations, sales, marketing, engineering and other technical employees of Visigenic in an efficient and effective manner. While certain key management have resigned subsequent to the merger, the Company believes their departure will not materially affect the consolidation of the two companies. The combination of the two companies will require, among other things, integration of the companies' respective product offerings and technology and coordination of their research and development, sales and marketing, and financial reporting efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. If significant difficulties are encountered in the integration of the existing product lines and technology, resources could be diverted from new product development, resulting in delays in new product introductions. The integration of the product lines could also cause confusion or dissatisfaction among existing customers. The integration of certain operations will require the dedication of management and other personnel resources, which may distract attention from the day-to-day business of the Company. Failure to successfully accomplish the integration of the two companies' operations and personnel (including the retention of key personnel) could have a material adverse effect on the Company's business, financial condition or results of operations.

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

  NEW BUSINESS AREAS. The Company's strategy is to focus on software developers, enterprise customers and the Internet/intranet markets. Accordingly, revenues derived from the Company's products, particularly its distributed object products, will depend in large part upon the rate of adoption by businesses and end-users of distributed object technology for information processing and the Internet and intranets for commerce and communications. Critical issues concerning the Internet and intranets, including security, reliability, cost, ease of use and access and quality of service, remain unresolved at this time, inhibiting adoption by many enterprises and end-users. To the extent the Internet and intranets are not widely used by businesses and end-users, there would be a corresponding material adverse effect on the Company's business, operating results and financial condition. The Company's relatively recent entry into these markets is subject to a number of risks, including among others, its inexperience in these markets; the new and evolving nature of the markets themselves; the Company's need to make choices regarding the operating systems, database management systems and server software on which to focus; the ongoing transition of and investment of resources for this segment by the Company; the Company's limited credibility in this area; and, the presence of several very large and well-established businesses, as well as a number of smaller very successful companies, already competing in this market. There can be no assurance that sales in these markets will meet the Company's objectives, in which case the Company's business, operating results or financial condition could be materially adversely affected.

  The Company's distributed object products acquired from Visigenic are based on several standards, including Common Object Request Broker Architecture ("CORBA") and Internet Inter-ORB Protocol ("IIOP"). These standards are intended to facilitate the management and communication of applications created in object oriented programming languages such as C + + and Java. These new standards are just beginning to gain widespread acceptance, and compete with proprietary solutions such as Microsoft's ActiveX and DCOM. The distributed object software market is relatively young, and there are few proven products. Further, some of the distributed object products acquired from Visigenic are designed specifically for use in applications for the Internet and intranets. Because critical issues concerning the Internet and intranets, including security, reliability, cost, ease of use and access and quality of service remain unresolved, the growth of applications targeted at the Internet/intranets is uncertain and difficult to predict. If CORBA or IIOP are not adopted or are adopted more slowly than anticipated or if product offerings from competitors are chosen in lieu of the Company's products, there could be a material adverse effect on the Company's business, operating results or financial condition.

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

  ENFORCEMENT OF THE COMPANY'S INTELLECTUAL PROPERTY RIGHTS. The Company relies on a combination of patent, copyright, trademark, and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect its proprietary technology. Despite these efforts to protect its proprietary rights, unauthorized parties may copy aspects of its products or obtain and use information that the Company regards as proprietary. Policing unauthorized use of its products is difficult, and while it is difficult to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of many foreign countries do not protect the proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology.

  Other than the Western Imaging matter discussed in Part I, Item 2
                 ---------------
"Management's Discussion and Analysis of Financial Conditions and Results of Operations - Litigation," of this Form-10Q, there are no pending material lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any material notices that the Company is infringing the intellectual property rights of others. However, there can be no assurance that such infringement claims will not be asserted by third parties in the future. If any such claims are asserted and determined to be valid, there can be no assurance that the Company will be able to obtain licenses of the intellectual property rights in question on reasonable terms. The Company's involvement in any patent dispute or other intellectual property dispute or action to protect proprietary rights may have a material adverse effect on the Company's business, operating results and financial condition. Adverse determinations in any litigation may subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and prevent the Company from manufacturing and selling its products. Any of these situations can have a material adverse effect on the Company's business, operating results and financial condition.

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

  YEAR 2000. The Company is in the process of addressing the broad range of issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" issue is pervasive and complex, as many computer systems were not designed to handle any dates beyond the year 1999, and therefore computer hardware and software will need to be modified prior to the Year 2000 in order to remain functional. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 issue creates potential risk for the Company from unforeseen problems in its own computer systems, and from third parties with whom the Company deals on financial and other transactions worldwide and in its own software products licensed to customers. Failures of the Company and/or third parties' computer systems could have a material impact on the Company's business, operating results and financial condition.

  The Year 2000 issue could affect the Company's products. The Company is currently reviewing its current product offerings and based upon its review to date, believes that its current products are Year 2000 compliant. However, the Company's current products are subject to ongoing analysis and review. Despite such analysis and review the Company's products may contain undetected errors or defects associated with Year 2000 date functions, which could result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation, or increased service or warranty costs, any of which could materially adversely affect the business, operating results and financial condition. To the extent the Company's products prove to be non-compliant, or in the event of any dispute with any customer regarding whether the Company's products are compliant, the Company's business, results of operations and financial condition could be materially adversely affected.

  The existence of Year 2000 issues may give rise to legal claims against the Company, notwithstanding standard provisions in the Company's license agreements with its customers disclaiming all express and implied warranties against such defects. Such legal claims could have a materially adverse impact on the Company's business and results of operations.

  The Company is currently reviewing its internal systems, as appropriate, to determine what, if anything, is required to resolve the Year 2000 issue. Although the Company is not aware of any material operational issues of costs associated with its internal systems for the Year 2000, the Company may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in its internal systems, which include both the Company's software products and third-party software and hardware technology. The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers. The Company plans to initiate formal communications with all of its significant suppliers to determine their compliance status.

  Many companies are currently expending significant resources in order to address the Year 2000 issue. Expenditures to address the Year 2000 issue often involve the modification of legacy and other existing software systems rather than the development of new systems. Because of the size of such expenditures, companies may defer or cancel other new software development projects for which such companies might otherwise have purchased products from the Company. Any reductions in the Company's revenues resulting from such the Year 2000 issue could have a material adverse effect on the Company's business, results of operations and financial condition.

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

  The Company's distributed object products acquired from Visigenic are based on several standards, including Common Object Request Broker Architecture ("CORBA") and Internet Inter-ORB Protocol ("IIOP"). These standards are intended to facilitate the management and communication of applications created in object oriented programming languages such as C + + and Java. These new standards are just beginning to gain widespread acceptance, and compete with proprietary solutions such as Microsoft's ActiveX and DCOM. The distributed object software market is relatively young, and there are few proven products. Further, some of the distributed object products acquired from Visigenic are designed specifically for use in applications for the Internet and intranets. Because critical issues concerning the Internet and intranets, including security, reliability, cost, ease of use and access and quality of service remain unresolved, the growth of applications targeted at the Internet/intranets is uncertain and difficult to predict. If CORBA or IIOP are not adopted or are adopted more slowly than anticipated or if product offerings from competitors are chosen in lieu of the Company's products, there could be a material adverse effect on the Company's business, operating results or financial condition.

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

  EXTREME VOLATILITY OF STOCK PRICE. Like the stock of other high technology companies, the market price of the Company's Common Stock has experienced significant fluctuations and may continue to be extremely volatile. During the past three fiscal years, the market price of the Company's Common Stock has ranged from a high of $21.25 to a low of $4.75. The market price of the Common Stock may be significantly affected by factors such as the announcement of new products or product enhancements by the Company or its the competitors, technological innovation by the Company or its competitors, quarterly variations in the Company's or competitors' results of operations, changes in prices of the Company's or its competitors' products and services, changes in revenue and revenue growth rates for the Company as a whole or for specific geographic areas, business units, products or product categories, changes in earnings estimates by market analysts, speculation in the press or analyst community, and general market conditions or market conditions specific to particular industries. Such fluctuations may have a significant impact on the market price of the Company's Common Stock.

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

  Many of the foregoing and potential competitors have well-established relationships with current and potential customers of the Company, have extensive knowledge of the markets serviced by the Company's customers, more extensive development, sales and marketing resources and are capable of offering single vendor solutions. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any one of which could materially adversely affect the Company's business, operating results and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships, thereby increasing the ability of their products to address the needs of the Company's current and prospective customers. Accordingly, it is possible that new competitors may emerge, or alliances among current and new competitors may be formed, that may rapidly gain significant market share. Certain competitors have been known to license software for free to gain competitive advantage. Such competition could materially adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of its products and related services, which could materially adversely affect the Company's business, operating results and financial condition. Commercial acceptance of the Company's products and services could be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts, and industry periodicals concerning the Company and its products, business, or competitors, or the advertising or marketing efforts of competitors that could affect customer perception. There can be no assurance that the Company will be able to compete successfully against current and future competition, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

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

  RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND SALES. There are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. In addition, similar to other software companies, the Company has experienced adverse effects including but not limited to longer payment terms, declining sales and currency fluctuations, as a result of the Asian financial crisis. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results and financial condition. In addition, the Company's subsidiaries in Europe and Japan operate in local currencies, and their results are translated monthly into US dollars. If the value of the US dollar increases relative to foreign currencies, the Company's business, operating results and financial condition could be materially adversely affected.

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

  SOFTWARE DEFECTS AND LIABILITY CLAIMS. Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Although the Company has not experienced any material adverse effects resulting from any such defects or errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, defects and errors will not be found in current versions, new versions or enhancements after commencement of commercial shipments, which could result in delay or loss of revenue, delay in market acceptance, diversion of development resources, damage to the Company's reputation, increased service and warranty costs, and of which could have a material adverse effect upon the Company's business, operating results and financial condition.

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

  SUPERIOR RIGHTS AND PREFERENCES OF SERIES B PREFERRED STOCK. The
Company has authorized the issuance of up to 1,470 shares of its Series B Preferred Stock, of which 770 shares are outstanding as of July 31, 1998. The Series B Preferred Stock has certain rights and preferences which are superior to those of Common Stock. In particular, each share of Series B Preferred Stock is entitled to vote the number of shares of Common Stock into which such share of Series B Preferred Stock is convertible, on matters on which all stockholders of the Company are entitled to vote as compared to one vote per share of Common Stock. In addition, upon any liquidation, dissolution or winding up of the Company, each share of Series B Preferred Stock is entitled to be paid the original purchase price per share, or $50,000, from the assets of the Company prior to any payments to the holders of Common Stock. The Company's Board of Directors, without stockholder approval, is authorized to issue up 1,000,000 shares of the Company's Preferred Stock (including the 1,470 authorized shares of Series B Preferred Stock) with voting, conversion or other rights that could adversely affect the voting power and other rights of the holders of Common Stock or the market price of the Common Stock.

  POTENTIAL DILUTIVE EFFECT OF CONVERSION AND ADDITIONAL ISSUANCE OF SERIES B PREFERRED STOCK. The number of shares of Common Stock which may be issued upon conversion of the Series B Preferred Stock is dependent upon the trading price of Common Stock at the time of conversion. To the extent that the trading price of Common Stock is lower than $6.94 per share (or $6.88 per share for the Series B shares purchased on July 27, 1998) at the time of any conversion of the currently outstanding shares of Series B Preferred Stock, the number of shares of Common Stock issuable upon such conversion will increase. Until December 31, 1998, the Company has the option, subject to certain conditions, to require existing holders of Series B Preferred Stock to purchase in the aggregate up to 500 additional shares of Series B Preferred Stock. In the event the Company exercises this option and additional shares of Series B Preferred Stock are issued, existing holders of Common Stock could be subject to dilution.

  Upon at least twenty trading days' written notice, the Company may elect to redeem, on the date which is the second, third, or fourth anniversary of effectiveness of the Registration Statement, all of the Series B Shares which remain outstanding on the date which is the second anniversary of effectiveness of the Registration Statement, at 110% of par. Subject to certain conditions, the Company also has a right to call for redemption for all or a portion of the Series B Shares if the Conversion Rate is less than $6.00 per share.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


  No disclosure is required by the Registrant.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

  Information with respect to this item is incorporated by reference to Part I,
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, Litigation, of the Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  At the annual meeting of the Company's stockholders held on June 5, 1998, the following matters were voted upon:

1. The election of David Heller as a Class III director to serve a three-year term expiring upon the 2001 Annual Meeting of Stockholders or upon election and qualification of his duly elected successor. Of the total shares voting on the foregoing resolution (41,447,653), 41,055,253 voted in favor and 392,400 withheld authority to vote.

2. The election of William F. Miler as a Class III director to serve a three-year term expiring upon the 2001 Annual Meeting of Stockholders or upon election and qualification of his duly elected successor. Of the total shares voting on the foregoing resolution (41,447,653), 41,072,662 voted in favor and 374,991 withheld authority to vote.

3. The election of Harry J. Saal as a Class III director to serve a three-year term expiring upon the 2001 Annual Meeting of Stockholders or upon election and qualification of his duly elected successor. Of the total shares voting on the foregoing resolution (41,447,653), 41,073,823 voted in favor and 373,830 withheld authority to vote.

4. A proposal to amend the Company's Restated Certificate of Incorporation to change the name of the Company to Inprise Corporation. Of the total shares voting on the foregoing resolution (41,447,653), 40,440,895 voted in favor, 751,387 voted against and 255,371 abstained.

5. A proposal to approve the amendment the Company's 1997 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 2,400,000. Of the total shares voting on the foregoing resolution (41,447,653), 36,711,544 voted in favor, 4,432,604 voted against and 303,505 abstained.

6. A proposal to approve the amendment the Company's 1997 Employee Stock Purchase Plan to increase the number of shares of Common Stock available for purchase thereunder by 100,000. Of the total shares voting on the foregoing resolution (41,447,653), 40,104,309 voted in favor, 1,133,162 voted against and 210,182 abstained.

7. The appointment of Pricewaterhouse LLP as the Company's independent accountants for the calendar year ending December 31, 1998. Of the total shares voting on the foregoing resolution (41,447,653), 41,089,394 voted in favor, 200,137 voted against, and 158,122 abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  EXHIBITS

  Exhibit 3.1 - Restated Certificate of Incorporation, as amended, previously filed as an exhibit to Registrant's Registration Statement on Form S-8 (filed with the Commission on August 13, 1998) as incorporated herein by reference.
  Exhibit 3.2 - Amended Bylaws of Inprise Corporation, previously filed as an exhibit to Registrant's Registration Statement on Form S-8 (filed with the Commission on August 13, 1998) as incorporated herein by reference.
  Exhibit 27  - Financial Data Schedule

  (b) REPORTS ON FORM 8-K

      The Company has not filed a report on Form 8-K during the quarter ended June 30, 1998.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                  INPRISE CORPORATION
                                  -------------------
                                      (Registrant)


Date: August 14, 1998               /s/ Kathleen M. Fisher
                                  ----------------------------------
                                       KATHLEEN M. FISHER
                                       Vice President and
                                    Chief Financial Officer