Form 10-Q
period 1998-09-30
INPRISE CORP
filed 1998-11-16
CIK 853273

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q


                             -------------------


       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTER ENDED SEPTEMBER 30, 1998


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


                100 ENTERPRISE WAY, SCOTTS VALLEY, CALIFORNIA
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 95066-3249
                                 (ZIP CODE)


                               (831) 431-1000
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]



                The number of shares of common stock outstanding
                     as of October 31, 1998 was 47,940,757.

                         PART I--FINANCIAL INFORMATION
              ITEM I CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              INPRISE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT PAR VALUE AND SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                      SEPTEMBER 30,      DECEMBER 31,
                                                                                           1998              1997
                                                                                     ---------------------------------
                                    ASSETS
Current assets:
 Cash and cash equivalents........................................................   $      78,067      $      100,707
 Short-term investments...........................................................          18,338               1,843
 Accounts receivable, net.........................................................          46,564              34,664
 Inventories......................................................................           1,410                 787
 Other............................................................................           8,808               6,462
                                                                                     -------------      --------------
   Total current assets...........................................................         153,187             144,463
Property and equipment, net.......................................................         109,521             104,944
Other non-current assets..........................................................           6,290               6,417
                                                                                     -------------      --------------
                                                                                     $     268,998      $      255,824
                                                                                     =============      ==============
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.................................................................   $      12,432      $       11,687
 Accrued expenses.................................................................          39,297              38,424
 Short-term restructuring.........................................................           8,029               1,277
 Deferred revenue.................................................................          14,086              12,429
 Income taxes payable.............................................................           1,277               4,054
 Other............................................................................           6,690              12,012
                                                                                     -------------      --------------
   Total current liabilities......................................................          81,811              79,883
Deferred revenue..................................................................           1,391                 ---
Long-term debt and other..........................................................          22,346              22,025

Mandatorily redeemable convertible preferred stock;
 $50,000 par value; 1,470 shares authorized;
 770 and 550 issued and outstanding...............................................          38,374              27,358

Stockholder's equity:
 Common stock; $.01 par value; 100,000,000 shares authorized;
 49,804,000 and 50,745,000 issued and outstanding.................................             498                 508
 Additional paid-in capital.......................................................         386,076             381,894
 Accumulated deficit..............................................................        (255,091)           (259,691)
 Cumulative translation adjustment................................................           3,868               3,847
                                                                                     -------------      --------------
                                                                                           135,351             126,558
  Less common stock in treasury at cost -- 1,596,600 shares at September 30, 1998         (10,275)                ---
                                                                                     -------------      --------------
                                                                                     $     268,998      $      255,824
                                                                                     =============      ==============

  See accompanying notes to the condensed consolidated financial statements.

                              INPRISE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       (IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER SHARE DATA, UNAUDITED)

                                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                            -------------------------------------------
                                                               1998       1997       1998      1997
                                                            -------------------------------------------

Licenses and other revenue................................   $  42,481  $  43,267  $ 124,696  $ 125,444
Service revenue...........................................       5,482      4,797     16,276     14,222
                                                              --------   --------   --------   --------
  Net revenues.............................................     47,963     48,064    140,972    139,666
                                                              --------   --------   --------   --------

Cost of licenses and other revenue........................       3,857      6,100     11,071     18,069
Cost of service revenue...................................       4,180      2,373     11,084      7,269
                                                              --------   --------   --------   --------
  Cost of revenues........................................       8,037      8,473     22,155     25,338
                                                              --------   --------   --------   --------

Gross profit..............................................      39,926     39,591    118,817    114,328
                                                              --------   --------   --------   --------
Selling, general and administrative.......................      28,450     29,763     81,407     99,380
Research and development..................................      11,509     12,446     34,906     41,986
Restructuring and merger related charges..................          --         --     19,281      5,976
Other non-recurring charges...............................          --         --         --     17,100
                                                              --------   --------   --------   --------
  Total operating expenses.................................     39,959     42,209    135,594    164,442
                                                              --------   --------   --------   --------

Operating loss............................................         (33)    (2,618)   (16,777)   (50,114)
Interest income, net and other............................       1,149        790      2,873      1,934
Gain on long-term investment..............................      15,439         --     15,439         --
                                                              --------   --------   --------   --------
Income (loss) before income taxes.........................      16,555     (1,828)     1,535    (48,180)
Income tax provision (benefit)............................         150        270     (3,312)       979
                                                              --------   --------   --------   --------
Net income (loss).........................................   $  16,405  $  (2,098) $   4,847  $ (49,159)
                                                              ========   ========   ========   ========
Net income (loss) per share - basic.......................   $    0.32  $   (0.05) $    0.09  $   (1.03)
                                                              ========   ========   ========   ========
Net income (loss) per share - diluted.....................   $    0.29  $   (0.05) $    0.08      (1.03)
                                                              ========   ========   ========   ========
Shares used in computing basic income (loss) per share....      50,509     49,869     50,825     48,179
                                                              ========   ========   ========   ========
Shares used in computing diluted income (loss) per share..      56,812     49,869     57,494     48,179
                                                              ========   ========   ========   ========

  See accompanying notes to the condensed consolidated financial statements.

                              INPRISE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (IN THOUSANDS, UNAUDITED)

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                    ------------------------------------------------------
                                                      1998            1997          1998           1997
                                                    ------------------------------------------------------
Net income (loss)................................     $  16,405    $   (2,098)    $  4,847     $ (49,159)
Other comprehensive income (loss)................
  Foreign currency translation adjustments.......           395           (26)          21           301
                                                    -----------  ------------  -----------  ------------
Comprehensive income (loss)......................     $  16,800    $   (2,124)   $   4,868     $ (48,858)
                                                    ===========  ============  ===========  ============





  See accompanying notes to the condensed consolidated financial statements.

                              INPRISE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (IN THOUSANDS, UNAUDITED)


                                                                                                  NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                  1998          1997
                                                                                             -------------------------
Cash flows from operating activities:
   Net income (loss)............................................................             $    4,847     $  (49,159)
   Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization.............................................                  5,577          9,942
      Loss on disposal of fixed assets..........................................                  2,617          1,580
      Gain on long-term investment..............................................                (15,439)           ---
   Changes in assets and liabilities:
      Accounts receivable.......................................................                (11,313)        (7,335)
      Inventories...............................................................                   (623)            72
      Other current assets......................................................                 (2,260)           426
      Other non-current assets..................................................                    127          2,244
      Accounts payable, accrued expenses and short-term restructuring...........                  8,034         17,083
      Income taxes payable......................................................                 (2,777)        (9,083)
      Other (primarily deferred revenue and long-term restructuring)............                 (4,155)         1,226
                                                                                             ----------     ----------
      Cash used by operating activities.........................................                (15,365)       (33,004)
                                                                                             ----------     ----------

Cash flows from investing activities:
   Acquisition of property and equipment........................................                (12,814)        (6,120)
   Sale of fixed assets.........................................................                     43            756
   Net change in short-term investments.........................................                 (1,071)           (39)
                                                                                             ----------     ----------
      Cash used by investing activities.........................................                (13,842)        (5,403)
                                                                                             ----------     ----------

Cash flows from financing activities:
   Proceeds from issuance of common stock.......................................                  3,941         23,412
   Cash used for repurchase of common stock.....................................                 (8,166)           ---
   Proceeds from issuance of preferred stock and warrants.......................                 11,000         24,591
   Borrowings of capital lease obligations and other debt activity..............                   (107)         8,213
                                                                                             ----------     ----------
Cash provided by financing activities...........................................                  6,668         56,216
                                                                                             ----------     ----------
Effect of exchange rate changes on cash.........................................                   (101)           460
                                                                                             ----------     ----------
Net change in cash and cash equivalents.........................................                (22,640)        18,269
Beginning cash and cash equivalents.............................................                100,707         81,381
                                                                                             ----------     ----------
Ending cash and cash equivalents................................................             $   78,067     $   99,650
                                                                                             ==========     ==========

Supplemental schedule of non-cash activities:
Repurchase of Company's common stock on account                                             $    2,109     $      ---
                                                                                             ==========     ==========

See accompanying notes to the condensed consolidated financial statements.

                             INPRISE CORPORATION

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the entire fiscal year, which ends on December 31, 1998. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Inprise Corporation (the "Company" or "Inprise") for the nine months ended December 31, 1997 included in the Registrant's Form 10-K.

 Reclassification

  Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the presentation adopted in the current period.

 Change in Fiscal Year End

  During 1997, the Company changed its year end from March 31 to December 31 effective January 1, 1998.

 Name Change

  On June 5, 1998, the Company's stockholders approved a proposal to amend the Company's Restated Certificate of Incorporation to change the name of the Company from Borland International, Inc. to Inprise Corporation. The Company's stock symbol was changed to "INPR."

REVENUE RECOGNITION

  In October 1997 and March 1998, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP97-2") and Statement of Position 98-4, "Deferral of the Effective Date of the Provisions of SOP97-2, Software Revenue Recognition" ("SOP98-4"), which the Company currently is required to adopt for transactions entered into in the fiscal year beginning January 1, 1998. SOP97-2 and SOP98-4 provide guidance on recognizing revenue on software transactions and supersedes issued Statement of Position 91-1 "Software Revenue Recognition" ("SOP91-1"). The Company believes that the adoption of SOP97-2 and SOP98-4 has not had a significant impact on its current licensing or revenue recognition practices.

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

COMPREHENSIVE INCOME

  In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income which were excluded from net income include foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities. The Company adopted SFAS 130 in the quarter ended March 31, 1998. Components of comprehensive income for the three and nine months ended September 30, 1998 and 1997 have been disclosed on the Statement of Comprehensive Income. The total accumulated other comprehensive income balance was approximately $3.9 million as of September 30, 1998.

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

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP98-1"). SOP98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The disclosures prescribed by SOP98-1 will be effective for the year ending December 31, 1999. The Company has not yet determined the impact, if any, of adopting this statement.

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 in the first quarter of the fiscal year ending December 31, 2000 and has not yet evaluated the impact of the adoption on the Company's results of operations, financial position, capital resources or liquidity.

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

                                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                                -------------------------------------------------------------------
                                                                      1998               1997              1998             1997
                                                                -------------------------------------------------------------------

Numerator:
Net income (loss) before accretion charge to the
  mandatorily redeemable convertible preferred stock
  relating to warrants................................           $    16,405       $    (2,098)      $     4,847       $   (49,159)
Accretion charge to the mandatorily redeemable
  convertible preferred stock for warrants............                   164               383               306               383
                                                                  ----------        ----------        ----------        ----------
Income (loss) available to common stockholders for
  basic and diluted earnings per share................           $    16,241       $    (2,481)      $     4,541       $   (49,542)
                                                                  ==========        ==========        ==========        ==========
Denominator:
Denominator for basic net income (loss) per share --
  weighted average shares.............................                50,509            49,869            50,825            48,179
Effect of dilutive securities.........................                 6,303                --             6,669                --
                                                                  ----------        ----------        ----------        ----------
Denominator for diluted net income (loss) per share --
  adjusted weighted average shares and assumed
  conversions.........................................                56,812            49,869            57,494            48,179
                                                                  ==========        ==========        ==========        ==========

Net income (loss) per share - basic...................           $      0.32       $     (0.05)      $      0.09       $     (1.03)
                                                                  ==========        ==========        ==========        ==========
Net income (loss) per share - diluted................            $      0.29       $     (0.05)      $      0.08       $     (1.03)
                                                                  ==========        ==========        ==========        ==========

  The 495 shares of Series B Preferred Stock and 198,000 warrants to purchase common shares outstanding at September 30, 1997 were not included in the computation of diluted EPS for the three and nine months ended September 30, 1997, because their effect on earnings per share would have been antidilutive.

  Options to purchase approximately 7,621,000 and 10,376,000 shares of common stock were outstanding at September 30, 1998 and 1997, respectively, but were not included in the computation of diluted EPS as the inclusion of such options would have been antidilutive.

NOTE 3. ACQUISITION

  On February 27, 1998, the Company issued approximately 12,118,060 shares of Inprise Common Stock in exchange for all of the outstanding common stock of Visigenic Software, Inc. ("Visigenic"). In connection with the Company's assumption of outstanding Visigenic employee stock options, the Company reserved 2,527,284 common shares for future issuances. The merger was accounted for as a pooling of interests and accordingly, the Company's consolidated financial statements were restated for all periods prior to the merger to include the operations of Visigenic.

  Pursuant to the merger, Visigenic's year end was conformed to the Company's newly adopted year end of December 31 (see Note 1). The following unaudited pro forma combined financial information assumes that the merger occurred on the first day of the earliest period presented (in thousands of dollars, except per share amounts).

                                                                                                           PROFORMA
                                                             INPRISE               VISIGENIC               COMBINED
                                                             -------               ---------               --------
     Three Months Ended September 30, 1998
     Net revenues                                      $             --       $              --      $           47,963
     Net income                                                      --                      --                  16,405
     Net income per share -- basic                                   --                      --                    0.32
     Net income per share -- diluted                   $             --       $              --      $             0.29

     Three Months Ended September 30, 1997
     Net revenues                                      $         42,500       $           5,564                 $48,064
     Net income (loss)                                            1,518                  (3,616)                 (2,098)
     Net income (loss) per share -- basic                          0.03                   (0.25)                  (0.05)
     Net income (loss) per share -- diluted            $           0.03       $           (0.25)     $            (0.05)

                                                                                                           PROFORMA
                                                             INPRISE               VISIGENIC               COMBINED
                                                             -------               ---------               --------
     Nine Months Ended September 30, 1998
     Net revenues                                      $             --       $              --      $          140,972
     Net income                                                      --                      --                   4,847
     Net income per share -- basic                                   --                      --                    0.09
     Net income per share -- diluted                   $             --       $              --      $             0.08

     Nine Months Ended September 30, 1997
     Net revenues                                      $        121,638       $          18,028      $          139,666
     Net loss                                                   (40,872)                 (8,287)                (49,159)
     Net loss per share -- basic                                  (1.06)                  (0.58)                  (1.03)
     Net loss per share -- diluted                     $          (1.06)      $           (0.58)     $            (1.03)

  This pro forma combined financial information is provided for comparative purposes only and does not purport to be indicative of the results which actually would have been obtained if the merger had been effected for the periods indicated, or of the results which may be obtained in the future.

  In conjunction with the acquisition of Visigenic, the Company implemented a worldwide realignment of its corporate structure. In the quarter ended March 31, 1998, the Company recorded a $19.3 million restructuring and merger related charge of which $9.9 million related to severance costs associated with the elimination of duplicate workforce, $3.2 million to terminate certain lease agreements and the write-off of certain fixed assets and $2.5 million for other costs associated with the restructuring. Additionally, the Company charged to income approximately $3.7 million in expenses associated with the merger.

  The following table summarizes the Company's restructuring activity for the nine months ended September 30, 1998:

                                                 SEVERANCE                         OTHER
                                                    AND                            ASSET
                                                 BENEFITS       FACILITIES        CHARGES         OTHER         TOTAL
                                             ---------------  --------------  ---------------  -------------  -----------
                                                                               (IN THOUSANDS)
Accrual as of December 31, 1997............    $       143     $       572     $        --      $      635     $    1,350
Nine Months Ended September 30, 1998:
   1998 restructuring......................          9,863             336           2,900           2,482         15,581
   Cash charges............................         (3,575)            (12)             --          (2,699)        (6,286)
   Non -- cash charges.....................             --              --          (2,616)             --         (2,616)
                                                 ----------      ----------      ----------        ---------     ---------
Accrual as of September 30, 1998...........    $     6,431     $       896     $       284      $      418     $    8,029
                                                 ==========      ==========      ==========        =========     =========

  Subsequent to December 31, 1997, there have not been any changes to the Company's estimate of the total costs of prior restructurings.

NOTE 4. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCK WARRANTS

   During 1997, the Company completed a private placement of equity securities to a group of institutional investors (the "Investors"). The financing agreements included the sale of Series B Preferred Stock (the "Series B Shares") and warrants to purchase Common Stock (the "Warrants"). Each Series B share is convertible, at the option of the holder, into shares of Common Stock of the Company. Subject to various additional conditions, the Company has the option ("Company Put Option") to require the Investors to purchase additional Series B Shares and Warrants and the Investors have the right to require that the Company sell to them additional Series B Shares and Warrants ("Investor Call Options"). The Series B Shares and Warrants issued upon exercise of the Company Put Option or the Investor Call Options will have the same terms and rights as the Series B Shares and Warrants issued at the Initial Closing except that the maximum conversion price and exercise price, respectively, will be based upon the market price of the Company's Common Stock at the time of the subsequent issuance of such Series B Shares and Warrants. For specific information regarding the Series B financing, see the footnotes to the financial statements within the Form 10-Q for the quarters ending June 30, and March 31, 1998, the Form 10-K for the period ending December 31, 1997 and Form 8-K filed with the SEC on July 14, 1997.

  On July 27, 1998, the holders of the Series B Shares exercised their rights under the Investor Call Options to purchase approximately 220 shares of Series B Shares and 88,000 Warrants to purchase Inprise Common Stock. Total proceeds from the exercise of the Investor Call Options were approximately $11.0 million. Each of the newly issued Series B Shares is convertible, at the option of the holder, into shares of Inprise Common Stock based upon a conversion price equal to $6.88 or if lower, the lowest closing market price of Inprise common stock during the seven trading days prior to the conversion date. The warrants have an exercise price of $8.59 per share. The Company recorded a charge of approximately $0.2 million to the income available to common stockholders for the value of the Warrants during the quarter ended September 30, 1998 (see Note 2. Earnings
(Loss) per Share). The remaining value of the Warrants, approximately $0.1 million, will be charged to income available to common shareholders over the next two quarters.

  Each of the above issuances were not and will not be registered under the Securities Act of 1933, as amended (the "1933 Act") in reliance upon the exemptions provided by Section 4(2) of the 1933 Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

NOTE 5. INVESTMENT IN STARFISH SOFTWARE, INC.

  The Company has a minority common stock interest in Starfish Software, Inc. ("Starfish"). On September 23, 1998 ("Closing Date"), Motorola, Inc. ("Motorola") completed the acquisition of Starfish. The acquisition involved a combination of cash and Motorola common stock part of which was withheld in escrow. Based upon the cash and common stock consideration not subject to escrow, the Company recorded a gain of approximately $15.4 million during the quarter ended September 30, 1998. Additionally, the Company will record a gain for consideration received upon close of escrow. As of September 30, 1998, the Company had not received the cash or Motorola common shares. The Company's interest in the proceeds were classified as a short-term investment.

NOTE 6. STOCK REPURCHASE PROGRAM

   On July 21, 1998, the Company's Board of Directors authorized the Company to repurchase up to one million shares of Company's Common Stock for up to $10.0 million. On August 10, 1998, the Company announced completion of the stock buy-back program authorized by its Board of Directors. On September 21, 1998, the Company's Board of Directors authorized the Company to repurchase up to 10% of the Company's outstanding share of common stock on a fully diluted basis, or approximately 5,900,000 shares, inclusive of the 1,000,000 share repurchase
completed on August 10, 1998.    As of September 30, 1998, the Company had
repurchased approximately 1.6 million shares under these two programs at an average price of $6.44 per share. The repurchase of common stock was financed principally by cash from operations.

NOTE 7. INCOME TAXES

   Income tax expense for the quarter ended September 30, 1998 was approximately $0.15 million. Such tax expense results principally from non-U.S. withholding taxes, which are assessed without regard to the profitability of the applicable operation.

NOTE 8. LEGAL

   Information with respect to this item is incorporated by reference to
Part I - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation," of this Form 10-Q.

NOTE 9. SUBSEQUENT EVENTS

Investment in Starfish Software, Inc.

   On October 27, 1998, the Company sold its shares of Motorola stock at an average per share price of approximately fifty dollars. The Company will record a gain on the sale of the stock of approximately $1.2 million during the quarter ended December 31, 1998.

Stock Repurchase Program

   On September 21, 1998, the Company's Board of Directors authorized the Company to repurchase up to 10% of the Company's outstanding common shares outstanding, see Note 6. As of October 30, 1998, the Company has repurchased approximately 3.5 million shares as authorized by the Board's resolution at an average price of $5.87 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          FORWARD-LOOKING STATEMENTS

   In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section "Factors That May Affect Future Results and Market Price of Stock."

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

   The Company derives its net revenues from licenses and service fees. The Company markets and sells to corporations, governments, educational institutions and end-user customers through direct sales and through the Internet. The Company also markets and distributes its products worldwide through independent distributors, dealers, value-added resellers ("VARs") and independent software vendors ("ISVs").

   The Company's service revenue consists of fees derived from maintenance and support agreements and from consulting and training services. Maintenance and support agreements covering Inprise products provide for technical and emergency support and product upgrades.

   Results for the three and nine month periods ended September 30, 1997 have been restated to reflect the impact of the Company's acquisition of Visigenic Software, Inc. which was completed on February 27, 1998 and was accounted for as a pooling of interests.

   The following table sets forth the unaudited consolidated results of operations as a percentage of net revenues for the three and nine months ended September 30, 1998 and 1997.


                                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                                                 ------------------------------------------------------------
                                                                   1998              1997               1998         1997
                                                                 ------------------------------------------------------------
Licenses and other revenue...............................          88.6%             90.0%               88.5%          89.8%
Service revenue..........................................          11.4              10.0                11.5           10.2
                                                                  -----             ------              -----          -----
  Net revenues...........................................         100.0             100.0               100.0          100.0
Cost of licenses and other revenue.......................           8.0              12.7                 7.8           12.9
Cost of service revenue..................................           8.7               4.9                 7.9            5.2
                                                                  -----             ------              -----          -----
Cost of revenues.........................................          16.7              17.6                15.7           18.1
                                                                  -----             ------              -----          -----
Gross margin.............................................          83.3              82.4                84.3           81.9
                                                                  -----             ------              -----          -----
Selling, general and administrative......................          59.3              61.9                57.7           71.2
Research and development.................................          24.0              25.9                24.8           30.1
Restructuring and merger related charges.................            --                --                13.7            4.3
Other non-recurring charges..............................            --                --                  --           12.2
                                                                  -----             ------              -----          -----
Total operating expenses.................................          83.3              87.8                96.2          117.8
                                                                  -----             ------              -----          -----
Operating loss...........................................          (0.0)             (5.4)              (11.9)         (35.9)
Interest income, net and other...........................           2.3               1.6                 2.0            1.4
                                                                  -----             ------              -----          -----
Income (loss) before gain on sale of long-term
 investment and income taxes.............................           2.3              (3.8)               (9.9)         (34.5)
Gain on long-term investment.............................          32.2               ---                11.0            ---
                                                                  -----             ------              -----          -----
Income (loss) before income taxes........................          34.5              (3.8)                1.1          (34.5)
Income tax provision (benefit)...........................           0.3               0.6                (2.3)           0.7
                                                                  -----             ------              -----          -----
Net income (loss)........................................          34.2%             (4.4)%               3.4%         (35.2)%
                                                                  =====             ======              =====          =====


NET REVENUES

  The following table sets forth the unaudited consolidated net license and other, and service revenues for the three and nine months ended September 30, 1998 and 1997.


                                                                         THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                          ----------------------------------------------
                                                              1998             1997            CHANGE
                                                          ----------------------------------------------
     Licenses and other                                    $  42,481        $  43,267           (1.8)%
     Service revenue                                           5,482            4,797           14.3%
                                                             -------          -------           ----
     Total revenue                                         $  47,963        $  48,064           (0.2)%
                                                             =======          =======           ====

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                         ----------------------------------------------
                                                              1998             1997            CHANGE
                                                         ----------------------------------------------
     Licenses and other                                    $  124,696       $  125,444          (0.6)%
     Service revenue                                           16,276           14,222           14.4%
                                                             --------         --------           ----
     Total revenue                                         $  140,972       $  139,666            0.9%
                                                             ========         ========           ====

   License revenue represents amounts earned for granting customers licenses to use the Company's software products. License and other revenue decreased 1.8% for the quarter ended September 30, 1998 as compared to the corresponding calendar quarter of 1997. Enterprise and client/server license revenue increased 70.8% for the quarter ended September 30, 1998 as compared to the corresponding calendar quarter of 1997. Enterprise and client/server license revenue represented 70.3% of total licenses and other revenue for the quarter ended September 30, 1998 as compared to 40.4% for the quarter ended September 30, 1997. This increase in enterprise and client/server license revenue was offset by a decline in revenue from licenses of the desktop database product line and certain other versions of desktop language products. The Company experienced a decline in revenue from licenses of desktop products and expects that revenues from such products will continue to decline in future periods. As a result, the Company believes that license revenues relating to enterprise and client/server products will continue to increase as a percentage of the Company's total revenues.

  Service revenue represents amounts earned for support, consulting and education services for the Company's software products. Service revenue increased 14.3% for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. This increase is consistent with the Company's emphasis on premium support and consulting services to enterprise and large corporate customers.

  The Company's international sales are generated primarily through its international subsidiaries. International receivables are usually collectible in the foreign currency. International revenues accounted for 53.5% of the Company's total revenue (revenues from Europe, Japan and other regions were 35.5%, 9.4%, and 8.6% of total revenue, respectively) for the quarter ended September 30, 1998 as compared to 49.7% (revenues from Europe, Japan and other regions were 24.4%, 14.4%, and 10.9% of total revenue, respectively) for the quarter ended September 30, 1997. The increase in international revenues was principally attributable to higher revenues in Europe, partially offset by a decrease in revenues in Asia, principally Japan, which was primarily due to the weakness in that region's economy. The Company is unable to predict when and to what extent the economies in Asia will recover. There can be no assurances that should there be an upturn in the region's economy that the Company will return to previous revenue levels and/or profitability. Management expects that the Company's international operations will continue to provide a significant portion of the Company's total revenues.

  Although the Company's operating and pricing strategies take into account changes in exchange rates over time, the Company's operating results may be significantly affected in the short term by fluctuations in foreign currency exchange rates. Also, international revenues and profits will be adversely affected if economic weakness continues in Asia, or if other international economies experience similar economic weakness. Additionally, international operations subject the Company to a number of risks inherent in developing and selling products outside the United States including potential loss of developed technology, limited protection of intelligent property rights, imposition of government regulations, imposition of export duties and restrictions, cultural differences in the conduct of business, and political and economic instability.

COST OF REVENUES

   Cost of license revenues consists primarily of production, royalties paid to third-party vendors and product packaging. Cost of license and other revenues was $3.9 million and $6.1 million for the quarters ended September 30, 1998 and 1997, respectively. Cost of license revenues may vary as a percentage of license revenues due to changes in the Company's royalty obligations to third-party technology providers, the percentage of revenues attributable to larger licenses for the Company's enterprise products and the number of new products and product releases in a given period. The reduction in the overall cost of license and other revenues is principally attributable to a higher number of transactions in which license revenues did not require the shipment of tangible property and an improvement in the management of inventory and its associated costs.

   Cost of service revenues consist primarily of employee and third-party contractor costs and associated expenses incurred in providing customer support, training, education and consulting services. Cost of service revenues was $4.2 million and $2.4 million for the quarters ended September 30, 1998 and 1997, respectively. The increase in the cost of service expense was primarily due to an increase in the number of personnel employed by the Company to provide these services. The cost of services as a percentage of service revenues may vary between periods due to the mix of services provided by the Company and the extent to which employee or contractor resources are used to provide those services.

SELLING, GENERAL AND ADMINISTRATIVE

   Selling, general and administrative expenses consist primarily of salaries, commissions and bonuses and other personnel-related expenses, facilities expenses, travel and entertainment, promotional lead generation expenses, advertising and marketing costs. Selling, general and administrative expenses were $28.5 million and $29.8 million for the three months ended September 30, 1998 and 1997, respectively, and were 59.3% and 61.9% of net revenues for such periods, respectively. Selling, general and administrative expenses declined by 4.4% as compared to the corresponding calendar quarter of 1997. In addition to cost savings associated with the prior year restructuring efforts, the Company took steps to eliminate redundant marketing programs and duplicative functions within its sales organization. While the Company has experienced a decline in the sales and marketing expense from the prior year due to these restructuring efforts, the Company intends to expand certain global sales and marketing programs consistent with the market strategy of the Company. Accordingly, the Company expects it selling and marketing expenses to increase in the future.

RESEARCH AND DEVELOPMENT

   Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs and third-party consultants. Research and development expenses were $11.5 million and $12.4 million for the three months ended September 30, 1998 and 1997, respectively, and were 24.0% and 25.9% of net revenues for such periods, respectively. Research and development expenses declined 7.5% as compared to the corresponding calendar quarter of 1997. The decrease in research and development expenses is principally due to a reduction in headcount associated with the prior year restructuring efforts. While the research and development expense have decreased from prior years due to the restructuring efforts, the Company believes that a significant level of research and development investment is required to remain competitive and expects such expenses will increase in future periods.

RESTRUCTURINGS

  The following table summarizes the Company's restructuring activity for the nine months ended September 30, 1998:

                                          SEVERANCE                        OTHER
                                             AND                           ASSET
                                           BENEFITS      FACILITIES       CHARGES          OTHER          TOTAL
                                        ----------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
Accrual as of December 31, 1997........  $       143    $        572    $        --    $       635     $     1,350
Nine Months Ended September 30, 1998:
   1998 restructuring..................        9,863             336          2,900          2,482          15,581
   Cash charges........................       (3,575)            (12)            --         (2,699)         (6,286)
   Non -- cash charges.................           --              --         (2,616)            --          (2,616)
                                         $  ---------     -----------    -----------     ----------      ----------
Accrual as of September 30, 1998.......  $     6,431    $        896    $       284    $       418     $     8,029
                                            =========     ===========    ===========     ==========      ==========

   Subsequent to December 31, 1997, there have been no changes to the Company's estimate of the total costs of prior restructurings.

INTEREST INCOME, NET AND OTHER

   Interest income, net and other was $1.1 million and $0.8 million for the three months ended September 30, 1998 and 1997, respectively, and represented 2.3% and 1.6% of net revenues for such periods, respectively.

INCOME TAXES

   Income tax expense for the quarter ended September 30, 1998 was approximately $0.15 million. Such tax expense results principally from non-U.S. withholding taxes, which are assessed without regard to the profitability of the applicable operation.

GAIN ON SALE OF LONG-TERM INVESTMENTS

   In September 1998, Motorola, Inc. ("Motorola") acquired Starfish. The acquisition involved a combination of cash and Motorola common stock.

The Company recorded a gain of approximately $15.4 million during the quarter ended September 30, 1998 related to the sale of Starfish.

LITIGATION

  The Company and certain of its former officers and directors were named defendants in two lawsuits, Kaplan, et al vs. Kahn, et al, and, Crook, et al vs.
                            -----------------------------      -----------------
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

   Three securities class action lawsuits have been filed against the Company's OEC subsidiary, certain former officers and directors of OEC, and OEC's outside auditors which lawsuits allege certain securities laws violations prior to the Company's acquisition of OEC. These three lawsuits have been consolidated in the United States District Court for the District of Massachusetts under the name Zeid, et al. v. Open Environment Corp., et al. The Company and other defendants
---------------------------------------------
filed a motion to dismiss the consolidated complaint on December 16, 1997. The motion was granted in part and denied in part. The case will now proceed to the discovery phase. No trial date has been set. The Company's OEC subsidiary intends to defend this lawsuit vigorously. If this lawsuit is not settled and the case is litigated, an adverse decision could have a material adverse effect on the Company's financial condition and results of operations.

  Western Imaging, Inc. ("Western Imaging") filed a complaint in the U.S.
  ---------------------
District Court for the Northern District of California in April 1997 against Visigenic (prior to the acquisition of Visigenic by the Company) and Corel Corporation ("Corel"), a licensee of Visigenic, alleging breach of contract and other claims relating to the sale by Visigenic of certain technology to Western Imaging. Western Imaging is seeking injunctive relief, unspecified damages, impoundment of the disputed software during the pendency of the litigation, and punitive damages. Prior to its acquisition by the Company, Visigenic had not sold or marketed the disputed software products since January 1995 and the Company does not utilize this technology in any current product offering. Visigenic agreed to defend Corel pursuant to the terms of its license to Corel. In August 1997, Visigenic and Corel filed an answer to the complaint denying Western Imaging's allegations. Pursuant to the Court's February 20, 1998 order, the parities completed a non-binding mediation on July 17, 1998. No settlement was reached. The parties have agreed to participate in a second mediation following discovery and a motion for summary judgement, or, in the alternative, summary adjudication which Visigenic and Corel intend to file. A further case management conference took place on August 14, 1998 at which time discovery and motion cutoffs were set, and the trial was scheduled for April 5, 1999. The Company will file a motion for summary judgment in the immediate future, which will be heard in December. The Company believes it has meritorious defenses to such claims and intends to defend the litigation vigorously. Because the results of the litigation, including any potential settlement, are uncertain, there can be no assurance that they will not have a material adverse effect on the Company's business, operating results and financial condition.

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

LIQUIDITY AND CAPITAL RESOURCES

   Cash, cash equivalents and short-term investments were $96.4 million at September 30, 1998, a decrease of $6.2 million from a balance of $102.6 million at December 31, 1997. Included in short-term investments as of September 30, 1998 was approximately $15.4 million in consideration to be received from the sale of Starfish. Working capital increased from $64.6 million as of December 31, 1997 to $71.4 million as of September 30, 1998, primarily due to the consideration to be received from the sale of Starfish.

  Cash and cash equivalents decreased by approximately $22.6 million during the nine months ended September 30, 1998. Significant uses of cash included $12.8 million in acquisition of property and equipment, an increase in accounts receivable of $11.3 million as a result of the increase in collection cycle due to a higher percentage of enterprise sales and the repurchase of $8.2 million of the Company's Common Stock. Significant sources of cash included $11.0 million in proceeds received from the issuance of Series B preferred stock, an increase in accounts payable, accrued expenses and short-term restructuring of $8.0 million, and the issuance of common stock in connection with exercise of employee stock options of $3.9 million.

   The Company believes that its existing cash balances and funds expected to be provided by operations will be sufficient to finance its working capital and capital expenditure requirements at least through the next twelve months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that if available, such financing will be obtainable on terms favorable to the Company.

       FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

   HISTORY OF OPERATING LOSSES. Although the Company had a profit for the nine month period ended December 31, 1997 and the three and nine months ended September 30, 1998, the Company has had operating losses on an annual basis for five of the past six fiscal years, including a loss of approximately $128.0 million for the year ended March 31, 1997. The Company's revenues have declined in each year since fiscal 1993 as a result of declines in the sales of the Company's desktop products. In recent years, such declines were in part offset by sales of the Company's enterprise, Internet/intranet and client/server products. The Company's ability to achieve revenue growth and profitability are substantially dependent upon the success of the Company's enterprise, Internet/Intranet and client/server product strategies, and upon its ability to successfully complete and introduce new products, to successfully implement restructuring and cost control measures from time to time and to successfully integrate products and operations of acquired companies. There can be no assurance that the Company will be able to successfully accomplish the foregoing or to maintain or improve profitability in future periods.

   SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS AND SEASONALITY. The strength and profitability of the Company's business depends on the overall demand for computer software and growth in the computer industry. Additionally, the Company's business depends in part on general economic and business conditions. The Company's quarterly operating results have varied significantly in the past and the Company expects that such results are likely to vary significantly from time to time in the future. Such variations result from, among other matters, the following: the size and timing of significant orders and their fulfillment; demand for the Company's products; timing of revenue recognition related to source code license fees; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; changes in pricing policies by the Company or its competitors; the timing and extent of sales and marketing organizations within OEM customers and resellers becoming familiar with and endorsing the Company's products for resale; changes in operating expenses; changes in the Company's sales incentive plans; budgeting cycles of its customers; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product life cycles; product defects and other product quality problems; personnel changes; seasonal trends and general domestic and international economic and political conditions.

   Operating results can also be adversely impacted by deferral of customer orders in light of customer uncertainty regarding the Company's short- and long-term prospects. As an increasing percentage of the Company's revenues are from enterprise, Internet/Intranet and client/server products, the Company expects that an increasing percentage of its revenues will be from large orders. The timing of such orders and their fulfillment may cause material fluctuations in the Company's operating results, particularly on a quarterly basis. These large orders often will include significant revenues which must be deferred and recognized over future periods. In addition, the Company intends to continue to expand its domestic and international direct sales force. The timing of such expansion and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results.

   Enterprise sales typically contain multiple elements, including license for development and deployment products, technical support, maintenance, consulting and training services. Often enterprise sales will include a license and deployment fee paid upon signing of the contracts and may include current and future payments for technical support and consulting services. Most of these elements, including the technical support, maintenance, consulting and training, are not delivered upon signing of the contract, and therefore, revenue associated to these elements must be deferred until delivery or the services rendered. By contrast, the Company's desktop sales historically have included only a license for the current version of the product with an option to purchase technical support and maintenance. With the growth of the Company's enterprise sales, a significant portion of the fee may relate to undelivered elements, requiring a portion of the fee to be deferred. As the Company expects that an increasing percentage of its business will be from the sale of enterprise products and services, the Company expects a larger percentage of revenue maybe deferred. The amount of revenue associated to these undelivered elements and the timing of recognition of the revenue may have a material affect on the Company's business, operating results and financial position.

   Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for client/server and enterprise application development software is rapidly evolving, and the Company's sales cycle for client/server and enterprise products, from initial evaluation to purchase and the provision of support services, is lengthy and varies substantially from customer to customer. Because the Company normally ships products within a short time after it receives an order, it typically does not have any material backlog. As a result, to achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in any given quarter for shipments in that quarter. Furthermore, because many customers place orders toward the end of a quarter, the Company generally recognizes a substantial portion of its revenues at the end of a quarter. As the Company's expense levels are based in significant part on the Company's expectations as to future revenues and are therefore relatively fixed in the short term, if revenue levels fall below expectations, net income is likely to be disproportionately adversely affected. There can be no assurance that the Company will be able to maintain profitability on a quarterly or annual basis in the future. Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

   TRANSITION TO DIRECT SALES STRATEGY. In order for the Company's enterprise software products to achieve market acceptance, the Company will need to continue to adjust to longer sales cycles and successfully transition from the channel sales model for its traditional desktop products to a direct sales model for its enterprise software products. Sales of these enterprise products are expected to be made predominately to large companies, institutions, and government entities. These types of customers generally commit significant resources to an evaluation of enterprise software and require the vendor to expend substantial time, effort, and money educating them about the value of the vendor's solution. As a result, sales to these types of customers generally require an extensive sales effort throughout the customer's organization, and often require final approval by an executive officer or senior level employee.

   The Company has experienced and will likely continue to experience delays following initial contact with a prospective customer and expend substantial funds and management effort in connection with these sales. As the Company has relatively little experience with these types of sales, there can be no assurance that the Company can successfully transition to the direct sales model. In order to complete these types of sales, the Company will be required to restructure its direct sales force, extensively train and effectively manage its sales personnel, invest greater resources in the sales effort, and educate the authorized resellers. The Company may not be able to accomplish any of the foregoing on a timely and cost-effective basis. Failure to do so could have a material adverse effect on the Company's business, operating results, or financial condition. Additionally, the Company will need to add trained technical personnel to help it implement solutions for its enterprise software customers relating to enterprise software products. Personnel with the sufficient level of expertise and experience for these positions are in great demand, and the Company may not be able to hire and retain a sufficient number of qualified personnel for these purposes. Failure to do so could have a material adverse effect on the Company's business, operating results, or financial condition.

    In 1998, the Company made changes to its sales compensation programs. Although such changes are intended to enhance overall revenues, such changes could have a material adverse impact on revenues and sales related expenses.

   RETAIL DISTRIBUTION CHANNEL. A significant portion of the Company's sales are made through the retail distribution channel, which is subject to fluctuations in customer demand. The Company's retail distribution customers also carry the products of Inprise's competitors. These retail distributors may have limited capital to invest in inventory, and their decisions to purchase the Company's products is partly a function of pricing, terms and special promotions offered by Inprise, as well as by its competitors over which the Company has no control and which it cannot predict.

   The Company's pattern of net revenues and earnings may be affected by "channel fill." Distributors may fill their distribution channels in anticipation of price increases, sales promotions or incentives. Distributors inventories may be decreased between the date Inprise announces a new version or new product and the date of release, because distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of availability of new version or new product. The impact of channel fill is somewhat mitigated by the Company's deferral of revenue associated with distributors and resellers inventories estimated to be in excess of appropriate levels; however, net revenues may still be materially affected favorably or adversely by the effects of channel fill, particularly in periods where a large number of new products are simultaneously introduced.

   Product returns can occur when the Company introduces upgrades and new versions of products or when distributors or retailers have excess inventories. Inprise's return policy allows its distributors, subject to certain limitations, to return purchased products in exchange for new products or for credit towards future purchases. End users may return products through dealers and distributors within a reasonable period from the date of purchase for a full refund, and retailers may return older versions of the Company's products. The Company estimates and maintains reserves for product returns. However, future returns could exceed the reserves established by the Company, which could have a material adverse affect on the operating results of the Company.

   INTEGRATION OF VISIGENIC. The combination of the two companies requires, among other things, continual integration of the companies' respective product offerings and technology and coordination of their research and development, sales and marketing, and financial reporting efforts. There can be no assurance that such integration will continue smoothly or successfully. If significant difficulties are encountered in the integration of the existing product lines and technology, resources could be diverted from new product development, resulting in delays in new product introductions. The integration of the product lines could also cause confusion or dissatisfaction among existing customers. The integration of certain operations will require the dedication of management and other personnel resources, which may distract attention from the day-to-day business of the Company. While certain key members of management have resigned subsequent to the merger, the Company believes their departure will not materially affect the consolidation of the two companies. Failure to successfully accomplish the integration of the two companies' operations and personnel (including the retention of key personnel) could have a material adverse effect on the Company's business, financial condition or results of operations.

   RESTRUCTURING. In connection with the Company's acquisitions and in response to the significant losses from operations, the Company implemented a restructuring and realignment of its operations in March 1998. This restructuring resulted in significant reductions in workforce and other ongoing costs. Given the extent of the restructurings which the Company has undertaken, there can be no assurance that the remaining resources are sufficient for the Company to return to consistent revenue growth or profitability, nor can there be any assurance that the Company will realize the cost savings which the restructuring was designed to produce.

   DEPENDANCE ON KEY PERSONNEL AND CHANGES IN MANAGEMENT. The success of the Company depends in large part upon the ability of the Company to recruit and retain qualified employees, particularly highly skilled engineers. The competition for such personnel is intense, and there can be no assurance that the Company will be successful in retaining or recruiting such personnel. In prior years, certain management and other key personnel were hired away by competitors who offered very substantial signing bonuses and compensation packages that would have been very difficult for the Company to match. There can be no assurance that the Company will not be subject to further losses of management and other key personnel. In addition, the Company has had and may continue to be required to substantially increase the compensation, bonuses, stock options or other fringe benefits offered to employees in order to attract and retain management and other key personnel. Further, new government regulations, poor stock performance, or other factors could diminish the value of the stock option program and force the Company to pay more cash compensation. The loss of management and other key personnel, and the delays which may be experienced in recruiting new management and other personnel as well as the additional costs which may be incurred in retaining or attracting new personnel, may have a material adverse affect on the Company, its product launches and its operating results.

   NEW BUSINESS AREA. The Company's strategy is to focus on enterprise customers, software developers, and the Internet/intranet markets. Accordingly, revenues derived from the Company's products, particularly its distributed object products, will depend in large part upon the rate of adoption by businesses and end-users of distributed object technology for information processing and the Internet and intranets for commerce and communications. Critical issues concerning the Internet and intranets, including security, reliability, cost, ease of use and access and quality of service, remain unresolved at this time, inhibiting adoption by many enterprises and end-users. To the extent the Internet and intranets are not widely used by businesses and end-users, there would be a corresponding material adverse effect on the Company's business, operating results and financial condition. The Company's relatively recent entry into these markets is subject to a number of risks, including among others, its inexperience in these markets; the new and evolving nature of the markets themselves; the Company's need to make choices regarding the operating systems, database management systems and server software on which to focus; the ongoing transition of and investment of resources for this segment by the Company; the Company's limited experience in this area; and, the presence of several very large and well-established businesses, as well as a number of smaller very successful companies, already competing in this market. There can be no assurance that sales in these markets will meet the Company's objectives, in which case the Company's business, operating results or financial condition could be materially adversely affected.

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

   DEPENDANCE ON JAVA; RISKS ASSOCIATED WITH ENCRYPTION TECHNOLOGY. Certain of the Company's products are based on Java, an object-oriented programming language developed by JavaSoft, a subsidiary of Sun Microsystems. Java was developed primarily for Internet/intranet applications. Java does not yet have sufficient history to establish its reliability, thereby inhibiting adoption of Java. To date, there have been only a very limited number of commercially significant Java-based products, and it is too early to determine whether Java will become a significant technology. Alternatives to Java have been announced by several companies, including Microsoft. If Java is not adopted or is adopted more slowly than anticipated, there could be a material adverse effect on the Company's business, operating results or financial condition.

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

   DEPENDENCE ON THIRD-PARTY LICENSES. The Company is dependent on licenses from third-party suppliers for certain elements of its products. In particular, the Company is dependent upon certain licenses from Microsoft which is both a licensor to the Company and its most significant competitor. If any such third-party licenses were terminated or not renewed or if these third parties fail to develop new products in a timely manner, the Company would be unable to redistribute certain components of its products and would be required to develop an alternative approach to developing its products. Furthermore, such products may not be successful in providing the same level of functionality. Such delays, increased costs or reduced functionality could materially adversely affect the Company's business, operating results and financial condition.

   DECLINE IN REVENUE FROM DESKTOP PRODUCTS. A significant portion of the Company's revenues to date have been attributable to its desktop products. Revenues derived from the sale of these products, particularly the Company's desktop database products, have declined over the last five fiscal years. The decline in revenues has been caused by a number of factors, including, among others, the success of product "suites" offered by competitors which have had an adverse impact on the sale of individual products; the sale by the Company of its Quattro Pro and Paradox product lines; and the continued competitive pricing pressures that have resulted in lower average sales prices for desktop products.

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

   Other than the Western Imaging matter discussed in Part I, Item 2
                  ---------------
"Management's Discussion and Analysis of Financial Conditions and Results of Operations - Litigation," of this Form 10-Q, there are no pending material lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any material notices that the Company is infringing the intellectual property rights of others. However, there can be no assurance that such infringement claims will not be asserted by third parties in the future. If any such claims are asserted and determined to be valid, there can be no assurance that the Company will be able to obtain licenses of the intellectual property rights in question on reasonable terms. The Company's involvement in any patent dispute or other intellectual property dispute or action to protect proprietary rights may have a material adverse effect on the Company's business, operating results and financial condition. Adverse determinations in any litigation may subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and prevent the Company from manufacturing and selling its products. Any of these situations can have a material adverse effect on the Company's business, operating results and financial condition.

   NEW PRODUCT INTRODUCTIONS. The Company's future sales will depend substantially on its ability to continue to successfully design and market new products and upgrades of current products for existing and new computer platforms and operating environments. There can be no assurances that sales of such new products and versions will meet the Company's expectations, due to various factors. For example, the Company may introduce certain of such products later to market than expected or later to market than competitors' introductions, or competitors may introduce competitive products at lower prices. In addition, product upgrades (which enable users to upgrade from earlier versions of the Company's products or competitor's products) have lower prices and margins than new products. The acceptance of the Company's new products is dependent, in part, on the continued adoption of the Internet as a new computing paradigm and the adoption of the Java programming language.

   From time to time, the Company has made and expects to make, announcements to its customers with respect to the timeframes within which new products are expected to be shipped. Such announcements are made for the purpose of providing customers with a general idea of the expected availability of products for planning purposes, are based only upon estimates and are not a prediction of the exact availability date for such products. In the past, certain of the Company's products shipped later, and in some cases substantially later, than the timeframe within which the Company originally anticipated that the products would be available. Some of the products acquired from Visigenic are based on technology licensed from third parties, and the Company has limited control over whether and when these technologies are enhanced. The failure or delay in enhancements of technology licensed from third parties could have a material adverse effect on the Company's ability to develop and enhance its products. Due to the inherent uncertainties of software development, it is likely that such situations will occur from time to time in the future. Moreover, the loss of key employees may increase the risk of delays in product availability from timeframes originally anticipated. Consequently, announcements regarding the Company's expectations of when products may ship should not be considered a prediction by the Company that the products will ship in any particular quarter or otherwise be relied upon by investors as a basis for predicting the Company's results for any future period. Delays in the shipment of such products and product enhancements could have a material adverse impact on the Company. Without the introduction of such new products and product enhancements, the Company's products may become technologically obsolete, and as a result the Company's business, operating results and financial condition could be materially adversely affected. There can be no assurance that the future development and marketing efforts by the Company will be successful.

  RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND SALES. For the three months ended September 30, 1998, non-U.S. revenue represented approximately 53.5% of the Company's total revenue. There are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. In addition, similar to other software companies, the Company has experienced adverse effects including but not limited to longer payment terms, declining sales and currency fluctuations, as a result of the Asian financial crisis. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results and financial condition. In addition, the Company's subsidiaries in Europe and Japan operate in local currencies, and their results are translated monthly into US dollars. If the value of the US dollar increases relative to foreign currencies, the Company's business, operating results and financial condition could be materially adversely affected.

   YEAR 2000. The Company is in the process of addressing the broad range of issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" issue is pervasive and complex, as many computer systems were not designed to handle any dates beyond the year 1999. Therefore computer hardware and software may need to be modified prior to the Year 2000 in order to remain functional. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 issue creates potential risk for the Company from unforeseen problems in its own computer systems, and from third parties with whom the Company deals on financial and other transactions worldwide and in its own software products licensed to customers. Failures of the Company and/or third parties' computer systems could have a material impact on the Company's business, operating results and financial condition.

   The Year 2000 issue may affect the Company's products. The Company is reviewing its currently developed and actively marketed product offerings and based upon its review to date, generally believes they are Year 2000 capable. Despite such analysis and review the Company's products may contain undetected errors or defects associated with Year 2000 date functions, which could result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation, or increased service or warranty costs, any of which could materially adversely affect the business, operating results and financial condition. Versions of the Company products that are not the most currently released or that are not currently being developed may not be Year 2000 capable. The Company sells some of its older product lines, which are not being actively developed and updated, and such products are also not necessarily Year 2000 capable. Furthermore, use of the Company's products in connection with other products which are not Year 2000 capable, including hardware, software and firmware, may result in the inaccurate exchange of date data resulting in performance issues and system failures. To the extent the Company's products or third party products that include the Company's products, prove not to be Year 2000 capable or in the event of disputes with customers regarding whether the Company's products are capable, the Company's business, results of operations and financial condition could be materially adversely affected. Moreover, the Company's customers could choose to convert to other Year 2000 capable products or to develop their own products in order to avoid such malfunctions, and such actions by customers could have a material adverse effect on the Company's business, financial condition or results of operations.

   The existence of Year 2000 issues may give rise to legal claims against the Company, notwithstanding standard provisions in the Company's license agreements with its customers disclaiming all express and implied warranties against such defects or limiting the Company's obligations therefor. Such legal claims could have a materially adverse impact on the Company's business and results of operations.

   The Company is now reviewing its internal systems to determine what may be required to resolve Year 2000 issues. These systems include software products provided by third-party vendors, the Company's own software and hardware supplied by third party vendors. The Company is implementing new internal systems and as part of the implementation is testing the new systems for Year 2000 compliance. The Company currently plans to have its review completed and tested by mid-1999. Although the Company is not aware of any material operational issues or costs associated with its internal systems in connection with the Year 2000, the Company may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in its internal systems.

   The Company has initiated formal communications with suppliers and vendors of products and services to determine whether their operations and the products and services they provide are Year 2000 compliant or to monitor their remediation efforts toward Year 2000 compliance. The Company currently plans to have its analysis and remediation completed by mid-1999.

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

   In addition, the Company could be materially adversely affected by costs or complications relating to code changes, testing and implementation for its own systems or similar issues faced by its distributors, suppliers, customers, vendors and the financial service organizations with which the Company does business. Certain countries where the Company either operators or sells its products may impose requirements in connection with the Year 2000 which are in addition to or different from those in the United States. At this time, the Company has not yet determined the cost related to achieving Year 2000 compliance and currently expects to be able to estimate such cost by early 1999.

   The Company intends to commence work on various types of contingency planning to address potential problems with internal systems and with suppliers and other third parties. It is expected that assessment, remediation and contingency planning activities will be on-going through 1998 and 1999 with the goal of resolving all material internal systems and third party issues.

  EUROPEAN MONETARY UNION (EMU). The Company is in the process of addressing the issues raised by the introduction of the Single European Currency (Euro) for initial implementation as of January 1, 1999 and during the transition period through to January 1, 2002. The Company is currently replacing its main information systems. The new information system contains EMU functionality that allows for dual currency reporting and information management. The implementation is scheduled to be completed within the subsidiaries located in EMU participating countries by January 1, 1999. Although the Company is currently taking steps to address the impact, if any, of EMU compliance for such third party products, failure of any critical technology components to operate properly post EMU could have a material affect on the Company's business, results of operation and financial condition.

  Furthermore, the Company's foreign exchange exposures to legacy sovereign currencies of the participating countries in the EMU will become foreign exchange exposures to the Euro upon its introduction. Currently, the Company has no derivative foreign exchange contracts denominated in legacy sovereign currencies with maturity of January 1, 1999 or later. To the extent hedging transactions are entered for exposures after January 1, 1999, they will be denominated in Euros or legacy sovereign currency, as applicable. Although the Company is not aware of any material adverse financial risks due to the change from legacy sovereign currencies to the Euro, conversion may result in problems which may have an adverse impact on the Company's business because the Company may be required to incur unanticipated expenses to remedy these problems.

   EVOLVING MARKETS. In light of the changing markets in which the Company compete, it is uncertain whether the Company's historical product life cycle will continue. The Company has, in the past, experienced declining sales of certain of its products in anticipation of the release of new products. Furthermore, it cannot be determined whether the increasing price competition in the industry, the timing of competitors' product releases or other factors will have an adverse effect upon the product upgrade revenue that has historically been a significant component of the Company's revenue. Finally, a greater portion of the Company's revenues are expected to be derived from the licensing of products to enterprise customers, which transactions are characterized by longer sales cycles and increased transaction values. As a result, such revenues may be subject to increased variability over time.

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

   RELIANCE ON VARS AND ISVS. A significant element of the strategy employed by Visigenic prior to its acquisition by the Company was to embed the technology in products offered by value-added reseller ("VAR") and independent software vendor ("ISV") customers, such as Cisco, Compuware, Healtheon, Hewlett-Packard, Microsoft, Hitachi, Netscape, Novell, Oracle, Platinum Technology and Sybase. Historically, a relatively small number of VAR and ISV customers accounted for a significant percentage of Visigenic's revenues. In fiscal 1996, ten VAR and ISV customers accounted for approximately 65% of Visigenic's revenues and in fiscal 1997, ten VAR and ISV customers accounted for approximately 48% of the Visigenic's revenues. The Company is seeking similar distribution arrangements with other VARs and ISVs to embed Visigenic technology in their products. To date, the terms and conditions, including prices and discounts, of agreements with VAR and ISV customers relating to the product line acquired from Visigenic have been highly negotiated and vary significantly among customers. Substantially all such agreements are non-exclusive and do not require the VAR or ISV to make minimum purchases. The Company has no control over the shipping dates or volumes of systems shipped by its VAR and ISV customers, and there can be no assuance that the VARs and ISVs will ship products incorporating the Company's products in the future. Furthermore, the Company's license agreements with its VARs and ISVs customers generally do not require the VARs and ISVs to recommend or offer the Company's products exclusively.

   Many of the markets for the VAR and ISV products in which technology acquired from Visigenic is being embedded are new and evolving and, therefore, will be subject to the same risks faced by the Company in the markets for its other products. Furthermore, certain of the companies with which Visigenic maintained or would have otherwise sought to establish VAR or ISV relationships are competitors of the Company, and accordingly, the acquisition of Visigenic could adversely affect the Company's ability to maintain or secure such relationships. If the Company is unsuccessful in maintaining its current relationships and securing license agreements with additional VARs and ISVs on commercially reasonable terms or at all, or if the Company's VAR and ISV customers are unsuccessful in selling their products, the Company's business, financial condition and results of operations could be materially adversely affected.

   EXTREME VOLATILITY OF STOCK PRICE. Like the stock of other high technology companies, the market price of the Company's Common Stock has experienced significant fluctuations and may continue to be extremely volatile. During the past three fiscal years, the closing market price of the Company's Common Stock has ranged from a high of $21.25 to a low of $4.75. The market price of the Common Stock may be significantly affected by factors such as the announcement of new products or product enhancements by the Company or its the competitors, technological innovation by the Company or its competitors, quarterly variations in the Company's or competitors' results of operations, changes in prices of the Company's or its competitors' products and services, changes in revenue and revenue growth rates for the Company as a whole or for specific geographic areas, business units, products or product categories, changes in earnings estimates by market analysts, speculation in the press or analyst community, and general market conditions or market conditions specific to particular industries. Such fluctuations may have a significant impact on the market price of the Company's Common Stock.

   EXTREMELY COMPETITIVE INDUSTRY. The software industry is extremely competitive. Rapid change, uncertainty due to new and emerging technologies and fierce competition characterize the industry. The pace of change has recently accelerated due to the Internet/intranet and new programming languages, such as Java. The Company competes with a number of other companies, including Microsoft, Computer Associates, Oracle, Sybase and Symantec. Certain of its competitors have substantially greater financial, management, marketing and technical resources than the Company. In the past, competitors have utilized their greater resources to provide substantial signing bonuses and other inducements to lure away the Company's management and other key personnel. In addition, Microsoft is the developer of the Windows operating environments. To the extent that the Company is unable to obtain information regarding existing and future operating systems from the developer of such systems, the release of the Company's products for such systems may be delayed. The product line acquired from Visigenic is targeted at the emerging markets for standards-based distributed object software products. The markets for these products are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's principal competitive factors in these markets are product quality, performance and price, vendor and product reputation, product architecture and quality of support. In the standards-based distributed object market, the products acquired from Visigenic compete principally against offerings by Iona Technologies, Expersoft and BEA. These products also compete against existing or proposed distributed object solutions from hardware vendors such as Hewlett-Packard, ICL, IBM and Sun. In addition, because there are relatively low barriers to entry in the software market and because the products are based on publicly available standards, the Company expects to experience additional competition in the future from other established and emerging companies if the market for distributed object software continues to develop and expand. In particular, operating system vendors such as ICL, Hewlett-Packard, IBM, Microsoft and Sun may offer standards-based distributed object products bundled with their operating systems. For instance, Microsoft has introduced DCOM for Microsoft operating systems, which could reduce or eliminate the need for CORBA-compliant ORBs, such as those offered by the products acquired from Visigenic.

   Many of the foregoing competitors and potential competitors have well-established relationships with current and potential customers of the Company, have extensive knowledge of the markets serviced by the Company's customers, more extensive development, sales and marketing resources and are capable of offering single vendor solutions. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any one of which could materially adversely affect the Company's business, operating results and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships, thereby increasing the ability of their products to address the needs of the Company's current and prospective customers. Accordingly, it is possible that new competitors may emerge, or alliances among current and new competitors may be formed, that may rapidly gain significant market share. Certain competitors have been known to license software for free to gain competitive advantage. Such competition could materially adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of its products and related services, which could materially adversely affect the Company's business, operating results and financial condition. Commercial acceptance of the Company's products and services could be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts, and industry periodicals concerning the Company and its products, business, or competitors, or the advertising or marketing efforts of competitors that could affect customer perception. There can be no assurance that the Company will be able to compete successfully against current and future competition, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

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

   SUPERIOR RIGHTS AND PREFERENCES OF SERIES B PREFERRED STOCK. The Company has authorized the issuance of up to 1,470 shares of its Series B Preferred Stock, of which 770 shares are outstanding as of October 31, 1998. The Series B Preferred Stock has certain rights and preferences which are superior to those of Common Stock. In particular, each share of Series B Preferred Stock is entitled to vote the number of shares of Common Stock into which such share of Series B Preferred Stock is convertible, on matters on which all stockholders of the Company are entitled to vote as compared to one vote per share of Common Stock. In addition, upon any liquidation, dissolution or winding up of the Company, each share of Series B Preferred Stock is entitled to be paid the original purchase price per share, or $50,000, from the assets of the Company prior to any payments to the holders of Common Stock. The Company's Board of Directors, without stockholder approval, is authorized to issue up 1,000,000 shares of the Company's Preferred Stock (including the 1,470 authorized shares of Series B Preferred Stock) with voting, conversion or other rights that could adversely affect the voting power and other rights of the holders of Common Stock or the market price of the Common Stock.

   POTENTIAL DILUTIVE EFFECT OF CONVERSION AND ADDITIONAL ISSUANCE OF SERVICE B PREFERRED STOCK. The number of shares of Common Stock which may be issued upon conversion of the Series B Preferred Stock is dependent upon the trading price of Common Stock at the time of conversion. To the extent that the trading price of Common Stock is lower than $6.94 per share (or $6.88 per share for the Series B shares purchased on July 27, 1998) at the time of any conversion of the currently outstanding shares of Series B Preferred Stock, the number of shares of Common Stock issuable upon such conversion will increase. Until December 31, 1998, the Company has the option, subject to certain conditions, to require existing holders of Series B Preferred Stock to purchase in the aggregate up to 500 additional shares of Series B Preferred Stock. In the event the Company exercises this option and additional shares of Series B Preferred Stock are issued, existing holders of Common Stock could be subject to dilution.

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

                         PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   Information with respect to this item is incorporated by reference to Part I,
Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation's Litigation," of this Form 10-Q.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   Information with respect to this item is incorporated by reference to Part I, Item 1, Note 4 to the Condensed Consolidated Financial Statements of the Registrant filed as part of this Form 10-Q.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


   There were no submission of matters for vote of the stockholders of Inprise, Corporation during the quarter ended September 30, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  EXHIBITS

   Exhibit No.                              Description
   -----------                              -----------


27.1 Financial Data Schedule containing summary financial information of Inprise Corporation for the three months ended September 30, 1998

27.2 Restated Financial Data Schedules containing summary financial information of Inprise Corporation for the nine months ended December 31, 1997 (*).

27.3 Restated Financial Data Schedules containing summary financial information of Inprise Corporation for the six months ended September 30, 1997 (*).

27.4 Restated Financial Data Schedules containing summary financial information of Inprise Corporation for the three months ended June 30, 1997 (*).

27.5 Restated Financial Data Schedules containing summary financial information of Inprise Corporation for the year ended March 31, 1997 (*).

27.6 Restated Financial Data Schedules containing summary financial information of Inprise Corporation for the nine months ended December 31, 1996 (*).

27.7 Restated Financial Data Schedules containing summary financial information of Inprise Corporation for the six months ended September 30, 1996 (*).

27.8 Restated Financial Data Schedules containing summary financial information of Inprise Corporation for the three months ended June 30, 1996 (*).

27.9 Restated Financial Data Schedules containing summary financial information of Inprise Corporation for the year ended March 31, 1996 (*).


 (*) Reported amounts have been restated to include the operations of Visigenic Software, Inc. for the period then ended.

 (b) REPORTS ON FORM 8-K

     The Company did not file a report on Form 8-K during the quarter ended September 30, 1998.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                   INPRISE CORPORATION
                                   -------------------
                                      (REGISTRANT)

Date: November 13, 1998            /s/ Kathleen M. Fisher
                                       -----------------------------
                                       KATHLEEN M. FISHER
                                       Vice President and
                                       Chief Financial Officer