Form 10-K405
period 1998-12-31
INPRISE CORP
filed 1999-03-31
CIK 853273

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities and
   Exchange Act of 1934

   For the year ended December 31, 1998

[_]Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934

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

           100 Enterprise Way, Scotts Valley, California 95066-3249
              (Address if principal executive offices) (Zip code)

      Registrant's telephone number, including area code: (831) 431-1000

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                   COMMON STOCK, PAR VALUE: $0.01 PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS
                               (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1999 was approximately $266,035,000. This calculation does not reflect a determination that persons are affiliates for any other purposes.

   The number of shares of the Registrant's common stock outstanding as of February 28, 1999 was 47,889,183.

                     DOCUMENTS INCORPORATED BY REFERENCE:

(1) Part III--Portions of the registrant's Proxy Statement relating to the 1999 annual meeting of the stockholders.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Forward-Looking Statements

   This Annual Report on Form 10-K and the documents incorporated herein by reference in addition to historical information contain forward-looking statements. These statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Inprise's industry, management's beliefs, and certain assumptions made by Inprise Corporation's management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed in the sections entitled "Factors That May Affect Future Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those noted in the documents incorporated herein by reference. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events or otherwise. Readers should be advised to read this Form 10-K in its entirety paying careful attention to the risk factors set forth in this and other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

                                    PART I

Item 1. Business

   Inprise Corporation ("Inprise" or the "Company") is a leading provider of cross-platform software, software development tools and services that simplify the complexity of application development, integration, deployment and management.

   The Company markets and distributes its products through its direct sales force, single and two-tier distribution, value added resellers ("VARs"), independent software vendors ("ISVs") and the Internet. This multiple distribution approach allows customers to select the channel that addresses their particular needs and provides the Company with broad coverage of worldwide markets.

   The Company was founded and originally incorporated in California in 1983 and was reincorporated in Delaware in 1989. The Company maintains its executive offices at 100 Enterprise Way, Scotts Valley, California 95066-3249. Its main telephone number at that location is 831-431-1000. The Company also maintains Internet web sites at www.inprise.com and www.borland.com.

   In January 1999, the Company announced the formation of two operating divisions, Inprise and borland.com. Both divisions will report to Delbert W. Yocam, Inprise chairman of the board of directors and chief executive officer. The Company intends to maintain, in Scotts Valley, a corporate services staff for corporate marketing, information systems, finance and accounting, human resources, legal and other general support functions for each of the divisions.

 borland.com division

   borland.com is developing a premier destination Web site and online community serving software developers' needs. borland.com intends to offer a wide range of products, services and technical information including advanced Internet products and technologies. borland.com is adding a significant e-commerce component to its distribution strategy including offering complimentary third party products and services in addition to traditional direct and retail distribution. It expects to distribute and support products via the Internet and building on the long standing brand awareness that the Borland name has among developers. John Floisand, formerly senior vice president of worldwide sales, has been appointed president of borland.com, which is based in Scotts Valley, California.

   The division's principal product offerings include Borland C++, Borland C++Builder, Delphi, MIDAS, Interbase and JBuilder. These software products are based on programming languages that enable developers to write and deploy software applications that can be run on Microsoft Windows and other common corporate computing platforms including those that support Sun Microsystems' Java. The division's development tools are known for their ease of use and high developer productivity and support for the latest technologies.

   Borland C++ and Borland C++Builder are the Company's software development tools and compilers in the C and C++ computer languages. C is a programming language often used by programmers to write operating systems, systems software and software application programs.

   Delphi is a high-performance rapid application software development tool based on the Pascal programming language. The Delphi product combines visual productivity tools and a high-performance compiler so that software developers can build high-speed desktop and advanced database systems in less time than would be possible with conventional programming tools.

   JBuilder is a visual development tool based on the Java programming language. It is used for creating multi-platform applications that may be used by computer users over the Internet or corporate intranets. JBuilder provides developers with a flexible open architecture to incorporate third-party tools, add-ins and JavaBean components.

   Borland MIDAS (Multi-tier Distributed Application Services Suite) provides data remoting and synchronization solutions for distributed applications. MIDAS gives you access to Any Data, Any Time, Anywhere with support for any distributed computing standard and platform.

   MIDAS provides developers with a suite of advanced components, services and core technologies for multi-tier application development. These services complement those provided by Microsoft with Windows NT 4.0 and DCOM.

   InterBase is a relational database management system that operates on personal computers, minicomputers and workstations. It is a robust relational SQL database for embedded business applications requiring stability and performance. InterBase is known for its relative ease of installation and use, small footprint and low total cost of ownership.

 Inprise division

   The Inprise division provides integrated enterprise solutions to Global 1000 corporations. Solutions offered by the Inprise division are sold through its growing direct sales organization and partner channel. The division's primary product offerings include VisiBroker, Inprise Application Server, and Entera. The division expects to continue to expand its professional service organization to provide comprehensive integration consulting and training capabilities for the fast growing enterprise integration marketplace. Jim Weil, formerly the president of InterBase Software Corporation, an Inprise subsidiary, has been named president of the Inprise division, to be headquartered in San Mateo, California.

   Inprise's VisiBroker is based on the Object Management Group's CORBA (Common Object Request Broker Archeticture) standard. The Visibroker object request broker (ORB). Visibroker provides interoperability between applications on different machines in heterogeneous distributed environments. It is designed to facilitate the development and deployment of distributed enterprise applications that are scalable, flexible, and easily maintained. Key customer's include Oracle Corporation, Sun Microsystems, Hitachi, Netscape, and other computer industry leaders have played a key role in making VisiBroker a leading deployed and adopted ORB.

   The Inprise Application Server is an integrated, scalable and secure software solution. It is designed to streamline an organization's computing processes and entire application lifecycle from development through deployment to systems administration and operations support. It is capable of integrating existing computing systems through a consistent, CORBA-based foundation. The Inprise Application Server also includes the AppCenter suite of application management tools--designed specifically to enable corporations to model, monitor, and manage their large-scale, multi-platform, distributed-software applications.

   Entera is an open and scalable development environment for organizations creating distributed computing solutions that service large volumes of users and data. It is based on pre-CORBA standards designed to allow software developers to build, manage and deliver large scale and robust distributed multi-tier applications. Overtime, the Company plans to assist its Entera customers to migrate to the next generation distributed applications platform based upon VisiBroker.

 Consulting, Training and Support Services

   The Company offers a wide range of consulting, training and support services to customers. The Company believes that its ability to provide quality support services is critical to its future success. The Company's service offerings include:

   Consulting services: The Company offers a variety of both packaged and custom consulting services which include architectural assessment, prototyping, legacy migration, application integration, performance evaluation, application deployment, and data conversions. The Company works closely with third party consulting firms and systems integrators who provide reengineering, technology assessments, customization, project management, and implementation services.

   Training services: The Company offers education and training services to assist customers in learning about the Company's products and current technology trends. These programs range from introductory seminars to highly advanced sessions. Training services are offered at customer sites or Company designated locations and are led by employees or consultants of the Company.

   Support services: The Company provides a wide range of support services that includes on-site, telephone or Internet access. A comprehensive range of support programs allow customers to choose the level of support for their business, from personalized support for corporate needs to minimum assistance levels.

Operations

 Product Development

   The process of developing new high technology products and solutions is inherently complex and uncertain. It requires, among other things, innovation and accurate anticipation of customers' changing needs and emerging technological trends. Without the introduction of new products, services and enhancements, the Company's products and services can rapidly become technologically obsolete, in which case revenues would be materially and adversely affected. There can be no assurance that such new products and services, if and when introduced, will achieve market acceptance.

   The Company is recognized for providing high-quality and innovative software tools for customers seeking greater productivity. The Company's research and development programs are designed to develop new products and improve existing products so as to maintain and improve the Company's competitive position in the software development and application management tools business. The Company from time to time acquires new products and enhancements through acquisitions or licensing from third parties.

   The Company believes that its ability to develop innovative and successful products depends in large part upon successfully executing product planning strategies and research and development activities and upon its ability to attract, hire and retain highly qualified engineers.

 Marketing and Sales

   The Company sells it products to a broad customer base, which includes businesses, educational institutions, government bodies and individual software developers. The Company distributes its products domestically and internationally, primarily through distributors, dealers, ISVs and VARs. The Company also sells through a direct sales force and via the Internet. Because the Company generally ships products upon receipt of orders, backlog is neither significant nor an important measure of revenue for any future period.

   The Company offers a number of marketing programs to assist its distributors, retailers and resellers in their sales efforts. These programs include corporate marketing and advertising and special sales incentives to retailers. In addition, the Company permits its distributors to balance their inventories by periodically returning contractually limited amounts of products in exchange for other Inprise products. The Company includes an estimate for returns in its reserves for the amount of product which may be exchanged in accordance with this policy.

   The Company is investing in communicating with its customers by electronic means, and the Company has established a presence on the Internet through its web sites, Inprise Online and borland.com. Through these web sites, customers can access information regarding the Company's products, participate in online discussion forums, download trial versions of certain products and purchase some of the Company's products.

   The Company conducts operations and sells its products outside the U.S. and maintains offices in Germany, United Kingdom, France, Netherlands, Russia, Canada, Japan, Singapore, Taiwan, Hong Kong, and Australia. These subsidiaries license and support the Company's products both within their local jurisdictions and certain other foreign countries where the Company does not operate through a direct sales subsidiary. Additionally, the Company markets and sells its products through independent distributors, VARs and ISVs in international territories not covered by its subsidiaries' direct sales organizations.

   International net revenues for the Company (excluding exports from the U.S.) accounted for approximately 49%, 52%, and 54% of net revenues in the calendar year ended December 31, 1998, nine months ended December 31, 1997, and the fiscal year ended March 31, 1997, respectively. See Note 15 of Notes to Consolidated Financial Statements for a summary of operations by geographic region.

 Manufacturing

   The Company contracts with third parties for its manufacturing operations which includes duplication of disks, assembly of purchased parts, and final packaging for retail products. The Company's products are principally sold in CD ROM format together with user manuals. The Company believes that there are adequate supplies of and sources for the raw materials for its products and that there are multiple sources available for CD ROM replication and printing of manuals.

   The Company has final quality control tests performed on its products which the Company believes effectively accomplish its product quality assurance goals. There can be no assurance that the Company's quality control efforts will always be successful.

Competition

   The computer software industry is an intensely competitive industry. Rapid change, uncertainty due to new and emerging technologies and fierce competition characterize the industry. The pace of change has recently accelerated due to the Internet/intranet and new programming languages, such as Java. The Company competes with a number of other companies, including Microsoft, Computer Associates, Oracle, Sybase, and Symantec. Certain of its competitors have substantially greater financial, management, marketing and technical resources than the Company. In the past, competitors have utilized their greater resources to provide substantial signing bonuses and other inducements to lure away the Company's management and other key personnel. In addition, Microsoft is the developer of the Windows operating environments. To the extent that the Company is unable to obtain information regarding existing and future operating systems from the developer of such systems, the release of the Company's products for such systems may be delayed or may not be competitive. The Company's VisiBroker products are targeted at the emerging markets for standards-based distributed object software products. The markets for these products are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's principal competitive factors in these markets are product quality, performance and price, vendor and product reputation, product architecture and quality of support. In the standards-based distributed object market, the VisiBroker products compete principally against offerings by Iona Technologies, Expersoft and BEA Systems. These products also compete against existing or proposed distributed object solutions from hardware vendors such as Hewlett-Packard, ICL, IBM and Sun. In addition, because there are relatively low barriers to entry in the software market and because the products are based on publicly available standards, the Company expects to experience additional competition in the future from other established and emerging companies if the market for distributed object software continues to develop and expand. In particular, operating system vendors such as ICL, Hewlett-Packard, IBM, Microsoft and Sun may offer standards-based distributed object products bundled with their operating systems. For instance, Microsoft has introduced DCOM for Microsoft operating systems, which could reduce or eliminate the need for CORBA-compliant ORBs, such as those offered by Visibroker products.

   Many of the foregoing competitors and potential competitors have well-established relationships with current and potential customers of the Company, have extensive knowledge of the markets serviced by the Company's customers, more extensive development, sales and marketing resources and are capable of offering single vendor solutions. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any one of which could materially adversely affect the Company's business, operating results and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships, thereby increasing the ability of their products to address the needs of the Company's current and prospective customers. Accordingly, it is possible that new competitors may emerge, or alliances among current and new competitors may be formed that may rapidly gain significant market share. Certain competitors have been known to license software for free to gain competitive advantage. Such competition could materially adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of its products and related services, which could materially adversely affect the Company's business, operating results and financial condition. Commercial acceptance of the Company's products and services could be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts, and industry periodicals concerning the Company and its products, business, or competitors, or the advertising or marketing efforts of competitors that could affect customer perception. There can be no assurance that the Company will be able to compete successfully against current and future competition, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

Patents, Copyright and Trademarks

   The Company relies on a combination of patent, copyright, trademark, and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect its proprietary technology. Despite the Company's efforts to protect its intellectual property rights, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use technology or other information that the Company regards as proprietary. In addition, the laws of certain foreign countries do not protect the proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance the Company will be able to protect its proprietary technology against unauthorized third party copying or use, which could adversely affect the Company's competitive position.

   Other than the Western Imaging matter discussed in Part II, Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Litigation," of this Form 10-K, there are no pending material lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any material notices that the Company is infringing the intellectual property rights of others.

   The Company from time to time receives notices from third parties claiming infringement by the Company's products of third party patent and other intellectual property rights. The Company expects that software products will increasingly be subject to such claims as the number of products and competitors in the Company's industry segment grows and the functionality of products overlap. Regardless of its merit, responding to any such claim could be time consuming, result in costly litigation, and require the Company to enter into royalty and licensing agreements which may not be offered or available on terms acceptable to the Company. If a successful claim is made against the Company and the Company fails to develop or license a substitute technology, the Company's business, results of operation or financial condition could be materially adversely effected.

Employees

   As of December 31, 1998, the Company employed approximately 900 employees. None of the Company's U.S. employees are represented by a labor union. Employees of certain of the Company's subsidiaries may be represented by worker's councils or other similar organizations as required by local regulations.

ITEM 2. Properties

   The Company's executive offices and primary research and development facilities are located at 100 Enterprise Way, Scotts Valley, California, and comprise approximately 495,000 square feet of space, approximately half of which is currently being utilized by the Company. The remainder is available for lease. The executive offices were constructed in 1993 and are owned by the Company. The Company leases approximately 50,000 square foot research and development facility in San Mateo, California. This lease ends in June 2004.

   The Company owns additional office space located at 1700 and 1800 Green Hills Road, Scotts Valley, California, and these facilities are leased principally to third parties. Such facilities comprise approximately 135,000 square feet of space and were constructed in 1988. The Company leases office space in other cities in the United States as well as locations in Europe, Canada and the Pacific Rim.

ITEM 3. Legal Proceedings

   Information with respect to this Item is incorporated by reference to Note 14 of Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K.

ITEM 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholders Matters

   Information on the Company's stock price is detailed in the table entitled "Selected Quarterly Data" located within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

   The Company's Common Stock is traded on the Nasdaq National Market. According to the records of the Company's transfer agent, the Company has approximately 2,932 stockholders of record of the Company's Common Stock as of February 28, 1999. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders.

   The Company has not paid dividends during the last five years. The Company intends to retain future earnings for use in its business and therefore does not anticipate paying cash dividends in the foreseeable future.

Series B Preferred Stock

   In December 1998, the Company exercised its right to redeem 32 Series B shares for total consideration of approximately $1.95 million. The shares had a par value of $1.6 million. The additional consideration in excess of par value was charged to paid in capital during the quarter ended December 31, 1998.

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

                                       Nine Months       Year Ended March 31,
                           Year ended     Ended     --------------------------------
Consolidated Statements   December 31, December 31,
of Operations Data:           1998      1997(a)(b)   1997(b)   1996(b)(c) 1995(b)(c)
-----------------------   ------------ ------------ ---------  ---------- ----------
Licenses and other
 revenues...............    $166,214     $132,075   $ 152,020   $233,946   $261,535
Service revenues........      22,898       13,861      18,957     17,875     12,481
                            --------     --------   ---------   --------   --------
Net revenues............     189,112      145,936     170,977    251,821    274,016
Cost of licenses and
 other revenues.........      15,683       18,145      24,170     32,914     55,115
Cost of service
 revenues...............      15,402        7,545      11,734     11,480     12,526
                            --------     --------   ---------   --------   --------
Cost of revenues........      31,085       25,690      35,904     44,394     67,641
                            --------     --------   ---------   --------   --------
Gross profit............     158,027      120,246     135,073    207,427    206,375
Selling, general and
 administrative.........     112,781       86,545     155,069    142,365    203,330
Research and
 development............      47,324       38,249      64,670     55,062     66,996
Restructuring and merger
 related charges........      15,848           --      18,944        679     63,070
Other non-recurring
 charges................          --           --      17,100         --         --
Purchased in-process
 product development....          --           --      12,364         --         --
                            --------     --------   ---------   --------   --------
Total operating
 expenses...............     175,953      124,794     268,147    198,106    333,396
                            --------     --------   ---------   --------   --------
Operating income
 (loss).................     (17,926)      (4,548)   (133,074)     9,321   (127,021)
Interest income, net and
 other..................       3,785        1,736       5,488      4,306      3,656
Gain on sale of real
 estate.................       1,135           --          --         --         --
Gain on long-term
 investment.............      16,972           --          --         --         --
Gain on sale of Quattro
 Pro....................          --           --          --         --    109,927
                            --------     --------   ---------   --------   --------
Income (loss) before
 income taxes...........       3,966       (2,812)   (127,586)    13,627    (13,438)
Income tax (benefit)
 provision..............      (4,380)       1,082         642      3,316      2,957
                            --------     --------   ---------   --------   --------
Net income (loss).......    $  8,346     $ (3,894)  $(128,228)  $ 10,311   $(16,395)
                            ========     ========   =========   ========   ========

Net income (loss) per
 share--basic...........    $   0.16     $  (0.09)  $   (2.87)  $   0.26   $  (0.48)
Net income (loss) per
 share--diluted.........    $   0.14     $  (0.09)  $   (2.87)  $   0.22   $  (0.48)
Shares used in computing
 basic earnings per
 share..................      50,118       49,640      44,703     38,935     34,218
Shares used in computing
 diluted earnings per
 share..................      57,384       49,640      44,703     46,577     34,218

                               December 31,(a)                 March 31,
                          ------------------------- --------------------------------
Selected Consolidated
Balance Sheet Date:           1998       1997(b)     1997(b)   1996(b)(c) 1995(b)(c)
---------------------     ------------ ------------ ---------  ---------- ----------
Cash, cash equivalents
 and short-term
 investments............    $ 84,362     $102,551   $  74,039   $110,269   $ 72,368
Working capital ........      61,485       64,580      21,378     87,340      5,184
Total assets............     253,788      255,824     225,745    297,343    256,665
Total long term
 obligations............      19,138       22,025      22,508     14,583     21,274
Stockholders' equity....    $121,009     $126,558   $ 116,874   $202,537   $128,558

--------
(a) In July 1997, the Company changed its fiscal year end from March 31 to December 31.
(b) Results for the nine months ended December 31, 1997 and years ended March 31, 1997, 1996, and 1995 and balances as of those dates are restated to reflect the acquisition of Visigenic which was accounted for as a pooling of interests.
(c) Results for the years ended March 31, 1996 and 1995 and balances as of those dates are restated to reflect the acquisition of OEC which was accounted for as a pooling of interests.

   The following tables set forth certain data derived from the Consolidated Statements of Operations expressed as a percentage of net revenues for the year ended December 31, 1998, the nine months ended December 31, 1997 and the fiscal year ended March 31, 1997:

                                      Year ended  Nine Months ended Year ended
                                     December 31,   December 31,    March 31,
                                         1998           1997           1997
                                     ------------ ----------------- ----------
Percentage of net revenues:
Licenses and other revenues.........     87.9 %          90.5 %        88.9 %
Service revenues....................     12.1             9.5          11.1
                                        -----           -----         -----
Net revenues........................    100.0           100.0         100.0
Cost of licenses and other
 revenues...........................      8.3            12.4          14.1
Cost of service revenues............      8.1             5.2           6.9
                                        -----           -----         -----
Cost of revenues....................     16.4            17.6          21.0
                                        -----           -----         -----
Gross margin........................     83.6            82.4          79.0
                                        -----           -----         -----
Selling, general and
 administrative.....................     59.6            59.3          90.7
Research and development............     25.1            26.2          37.8
Restructuring and merger related
 charges............................      8.4              --          11.1
Other non-recurring charges.........       --              --          10.0
Purchased in-process product
 development........................       --              --           7.2
                                        -----           -----         -----
Total operating expenses............     93.1            85.5         156.8
                                        -----           -----         -----
Operating loss......................     (9.5)           (3.1)        (77.8)
Interest income, net and other......      2.0             1.2           3.2
Gain on sale of real estate.........      0.6              --            --
Gain on long term investment........      9.0              --            --
                                        -----           -----         -----
Income (loss) before income taxes...      2.1            (1.9)        (74.6)%
Income tax (benefit) provision......     (2.3)            0.7           0.4
                                        -----           -----         -----
Net income (loss)...................      4.4 %          (2.6)%       (75.0)%
                                        =====           =====         =====
Percentage of net revenues:
United States (includes US export
 sales).............................     50.6 %          43.2 %        46.2 %
Non-US..............................     49.4            56.8          53.8
                                        -----           -----         -----
                                        100.0 %         100.0 %       100.0 %

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This Annual Report on Form 10-K and the documents incorporated herein by reference in addition to historical information contain forward-looking statements. These statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Inprise's industry, management's beliefs, and certain assumptions made by Inprise Corporation's management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed in the sections entitled "Factors That May Affect Future Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those noted in the documents incorporated herein by reference. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events or otherwise. Readers should be advised to read this Form 10-K in its entirety paying careful attention to the risk factors set forth in this and other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Change in Fiscal Year End

   In July 1997, the Company changed its fiscal year end from March 31 to December 31. In accordance with the rules of the Securities and Exchange Commission, this Management Discussion and Analysis of Financial Conditions and Results of Operations discusses and compares the transition period which commenced on April 1, 1997 and ended December 31, 1997 with the calendar year ended December 31, 1998 and fiscal year ended March 31, 1997.

Name Change

   On June 5, 1998, the Company changed its name from Borland International, Inc. to Inprise Corporation. The Company's stock symbol has been changed to "INPR."

Acquisitions

   The Company's results of operation have been restated to reflect the acquisition of Visigenic and Open Environment Corporation which were accounted as a pooling of interests. See Note 4 of the Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K.

Net Revenues

   Net revenues were $189.1 million, $145.9 million and $171.0 million for the year ended December 31, 1998, nine months ended December 31, 1997 and the fiscal year ended March 31, 1997, respectively. Included in net revenues for the year ended December 31, 1998, the nine months ended December 31, 1997 and the year ended March 31, 1997 are revenues of $4.7 million, $18.5 million and $27.8 million, respectively, related to OEC and Visigenic.

   The Company's non-U.S. revenues (excluding exports from the U.S.) represented approximately 49%, 57% and 54% of total net revenues for the year ended December 31, 1998, nine months ended December 31, 1997 and the fiscal year ended March 31, 1997, respectively. The decrease in the percentage of non-U.S. revenues for the year ended December 31, 1998 was principally due to a decrease in sales in certain Asia Pacific regions, including Japan, caused by the economic slowdown within those regions. Fluctuations in currency exchange rates did not have a material impact on total net revenues or operating results for the year ended December 31, 1998, nine months ended December 31, 1997 or for the fiscal year ended March 31, 1997. However, international revenues would be adversely affected if the U.S. dollar were to strengthen against certain major international currencies.

   Licenses and other revenues. Licenses and other revenues represent amounts earned for granting customers licenses to use the Company's software products. Licenses and other revenues were $166.2 million, $132.1 million and $152.0 million for the year ended December 31, 1998, nine months ended December 31, 1997 and the fiscal year ended March 31, 1997, respectively. Licenses and other revenues represented 88%, 91% and 89% of total revenue for the year ended December 31, 1998, nine months ended December 31, 1997 and the fiscal year ended March 31, 1997, respectively. The Company has experienced a decline in its database desktop business, principally following the sale of Paradox to Corel Corporation during the year ended March 31, 1997. This revenue decline was offset by an increase in the revenue from client server and enterprise products. For the year ended December 31, 1998, the percentage of the licenses and other revenues associated with the Company's desktop products constituted 30% of the licenses and other revenues as compared with 45% and 62% for the nine months ended December 31, 1997 and fiscal year ended March 31, 1997, respectively. In contrast, the Company's revenues from the sale of client/server and enterprise products increased as a percentage of the licenses and other revenues to 70% for the year ended December 31, 1998, as compared with 55% and 38% for the nine months ended December 31, 1997 and fiscal year ended March 31, 1997, respectively.

   In January 1999 the Company announced a new business structure with the formation of two divisions, Inprise and borland.com. The Inprise division will focus on providing integrated enterprise solutions to Global 1000 corporations. Borland.com is developing a premier destination Web site and online community serving individual developers' needs.

   Service revenues. Service revenue represents amounts earned for support, consulting and education services for the Company's software products. Net service revenues were $22.9 million, $13.9 million and $19.0 million for the year ended December 31, 1998, nine months ended December 31, 1997 and the year ended March 31, 1997, respectively. Service revenue represented 12%, 9% and 11% of total net revenue for the year ended December 31, 1998, nine months ending December 31, 1997 and fiscal year ending March 31, 1997, respectively. Service revenue attributable to client/server and enterprise markets represented 91%, 85%, and 82% of total service revenue for the year ended December 31, 1998, nine months ended December 31, 1997 and the year ended March 31, 1997, respectively. This increase of client/server and enterprise service revenue is consistent with the Company's emphasis on premium support and consulting services to enterprise and large corporate customers.

Gross Margins

   Gross margins were 84%, 82% and 79% for the year ended December 31, 1998, nine months ended December 31, 1997 and for the fiscal year ended March 31, 1997, respectively. Gross margins in the fiscal year ended December 31, 1998 improved principally due to lower manufacturing costs. Gross margins were also positively impacted by the shift to client server and enterprise products which have a higher average selling price and, in many cases, do not require additional documentation or carrier medium. Gross margins for the fiscal year ended March 31, 1997 were negatively impacted by lower revenues, resulting from lower volumes and lower selling prices. This also resulted in certain fixed costs being spread across lower revenues, as well as by charges related to the write-off of excess inventory.

Selling, General and Administrative

   Selling, general and administrative expenses were $112.8 million, $86.5 million and $155.1 million for the year ended December 31, 1998, nine months ended December 31, 1997 and the fiscal year ended March 31, 1997, respectively. Such expenses were 60%, 59% and 91% of revenues for the year ended December 31, 1998, nine months ended December 31, 1997 and the fiscal year ended March 31, 1997, respectively. Selling, general and administrative expenses were reduced from prior years principally due to lower employee headcount. These reductions in company personnel during the year ended December 31, 1998 and nine months ended December 31, 1997 were attributable to the restructuring efforts of the Company in the fiscal year ended March 31, 1997. Although the selling, general and administrative expenses have decreased from the levels during the year ended March 31, 1997, the Company expects future selling, general and administrative expenses to increase over the current year levels as it continues to invest in its enterprise sales force.

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

Research and Development

   Research and development expenses for the year ended December 31, 1998, nine months ended December 31, 1997 and for the fiscal year ended March 31, 1997 were $47.3 million, $38.2 million, and $64.7 million, respectively. Such expenses were 25%, 26% and 38% of revenues for the year ended December 31, 1998, nine months ended December 31, 1997 and for the fiscal year ended March 31, 1997, respectively. The Company's investment in research and development resulted in several new products and new versions of products including Inprise Application Server, VisiBroker SSL Pack for Java and C++, DCE CORBA Bridge, VisiBroker Integrated Transaction Server (ITS), Delphi 4.0, JBuilder 2.0, C++ Builder Enterprise, C++ Builder 3.0, and Entera
4.0. In the year ended December 31, 1998 and the nine month period ended December 31, 1997, by focusing its research and development efforts on key strategic products, the Company reduced its research and development expenses.

Restructuring, Merger and Other Non-Recurring Charges

   In conjunction with the acquisition of Visigenic, the Company implemented a worldwide realignment of its corporate structure. In the year ended December 31, 1998, the Company recorded a $19.3 million restructuring and merger related charge of which $9.9 million related to severance costs associated with the elimination of duplicate workforce, $3.2 million to termination of certain lease agreements and the write-off of certain fixed assets and $2.5 million to other costs associated with the restructuring. Additionally, the Company charged to income approximately $3.7 million in expenses associated with the merger. As part of the first quarter restructure, the Company had recorded a restructuring charge of approximately $3.4 million for severance costs associated to the anticipated closure of certain operations. At December 31, 1998, Company did not anticipate any further severance costs associated to these operations. Accordingly, the Company reversed the charge during the quarter ended December 31, 1998.

   During the fiscal year ended March 31, 1997, the Company recorded restructuring and merger related charges totaling $18.9 million. These charges included $6.2 million related to severance costs, $1.8 million for the termination of certain lease agreements and $2.0 million for other costs associated with the restructuring. In connection with the merger with OEC during fiscal year 1997, the Company incurred merger related costs of $8.9 million. See Note 4 to Consolidated Financial Statements. The charge for merger related costs included in the Consolidated Statements of Operations consist principally of severance costs, write-offs of certain assets and professional fees.

   During the fiscal year ended March 31, 1997, Visigenic completed the acquisition of PostModern, a supplier of distributed object technology. In the acquisition Visigenic issued 3,099,821 shares of its common stock and paid a total of $2.3 million in exchange for all of PostModerns' outstanding shares. In connection with the purchase price allocation, Visigenic received an appraisal of the intangible assets which indicated that approximately $12.0 million of the acquired intangible assets consisted of in-process product development which had not reached technological feasibility and, in the opinion of management, had no alternative future use. The acquired in process development was charged to expense in the Company's 1997 Statement of Operations.

Gain on Sale of Corporate Assets

   During the year ended December 31, 1998, Starfish Software, Inc. was merged with Motorola, Inc. and the Company's minority interest in Starfish Software, Inc. was exchanged for cash and common stock consideration. The Company recorded a gain of approximately $16.6 million upon the completion of the transaction. In addition, during the year ended December 31, 1998 the Company recorded approximately $1.1 million gain on sale of certain real estate holdings.

Income Taxes

   On a consolidated basis, the Company generated a pre-tax profit of approximately $3.9 million for the year ended December 31, 1998, a pre-tax loss of approximately $2.8 million and for the nine months ended December 31, 1997 and a pre-tax loss of approximately $127.6 million for the year ended March 31, 1997. The Company's income tax benefit for the year ended December 31, 1998 was approximately $4.4 million and income tax expense for the nine months ended December 31, 1997 and year ended March 31, 1997 was $1.1 million and $0.6 million, respectively.

   During the year ended December 31, 1998 the Company recorded an income tax benefit of approximately $8.0 million resulting from a settlement reached with the U.S. Internal Revenue Service ("IRS") and the conclusion of certain non-U.S. tax audits for the years ending in 1984 through 1992. Excluding the tax benefits of $7.9 the Company would have incurred an income tax expense of approximately $3.6 million.

   For U.S. federal income tax purposes, the Company has net operating loss carryforwards of approximately $208 million at December 31, 1998. There are also available U.S. federal tax credit carryforwards of approximately $23 million. These loss and credit carryforwards expire between 1999 and 2014, if not utilized. The Company also has Alternative Minimum Tax (AMT) credit carryforwards for U.S. federal income tax purposes of approximately $2 million, which does not expire. Utilization of federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization. Additionally, the Company also has approximately $19 million of net operating loss carryforwards in various foreign jurisdictions. Certain of these loss carryforwards will expire beginning in 1999, if not utilized.

   At December 31, 1998, the Company had a net deferred tax asset of approximately $134 million. This asset is comprised of the tax effect of the above described loss and credit carryforwards, plus the tax effect of future reversing temporary differences. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance has been provided. Deferred tax assets and related valuation allowances of approximately $37.0 million relate to certain U.S. operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Litigation

   Information with respect to this subject may be found in Note 14 of Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K.

Liquidity and Capital Resources

   Cash, cash equivalents and short-term investments were $84.4 million at December 31, 1998, a decrease of $18.2 million from a balance of $102.6 million as of December 31, 1997. Working capital decreased from $64.6 million as of December 31, 1997 to $61.5 million as of December 31, 1998.

   Net cash used by the Company for operating activities during the year ended December 31, 1998 was $16.8 million. The primary use of cash was to fund ongoing operations. Net cash paid for severance and facilities costs associated with prior restructurings was approximately $7.1 million.

   Net cash provided from investing activities during the year ended December 31, 1998 was $2.0 million. The Company used $18.2 million for acquisitions of property and equipment which was offset by $16.6 million from the sale of certain long term investments and $5.0 million provided by the sale of certain real estate holdings.

   Cash used by financing activities of $6.8 million in 1998 consisted primarily of the repurchase of 3.5 million shares of the Company's common stock for $20.4 million offset by the private placement of an additional 220 shares of mandatorily redeemable preferred stock for $11.0 million and the exercises of employee stock options for $4.6 million.

   Currency fluctuations increased the Company's cash position (U.S. dollar) during the year ended December 31, 1998 by $2.1 million due to the devaluation of the U.S. dollar against certain foreign currencies including the Dutch Guilder and the Japanese Yen. The Company cannot predict the impact such fluctuations might have on its future cash flows and there can be no assurance that foreign exchange rates will not have a material impact on future cash flows.

   The Company believes that its existing cash balances and funds expected to be provided by operations will be sufficient to finance its working capital requirements at least through calendar 1999.

Factors That May Affect Future Results and Market Price of Stock

   The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

 History of Operating Losses

   Although the Company had a net profit for the year ended December 31, 1998, the Company had an operating loss in the year ended December 31, 1998 and has had net losses in four of the past six fiscal years, including a net loss of approximately $128.0 million for the year ended March 31, 1997. The Company's net revenues have declined each year from fiscal 1993 through 1997. Although the Company's net revenues for the twelve months ended December 31, 1998 are approximately 10% higher than the twelve months ended March 31, 1997, such revenues were essentially flat as compared to the twelve months ended December 31, 1997. The Company's ability to achieve revenue growth and profitability are substantially dependent upon the success of the Company's enterprise, Internet/intranet and client/server product strategies, upon its ability to successfully complete and introduce new products and services, market acceptance of such products and services, to successfully implement restructuring and cost control measures from time to time and to successfully integrate products and operations of acquired companies. There can be no assurance that the Company will be able to successfully accomplish the foregoing or to maintain or improve profitability in future periods.

 Significant Fluctuations in Quarterly Operating Results and Seasonality

   The Company's quarterly operating results have varied significantly in the past and the Company expects that such results are likely to vary significantly from time to time in the future. Such variations result from, among other matters, the following: the size and timing of significant orders and their fulfillment; demand for the Company's products; timing of revenue recognition related to license fees; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; changes in pricing policies by the Company or its competitors; the timing and extent of sales and marketing organizations within OEM customers and resellers becoming familiar with and endorsing the Company's products for resale; changes in operating expenses; changes in the Company's sales incentive plans; budgeting cycles of its customers; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product life cycles; product defects and other product quality problems; personnel changes; seasonal trends and general domestic and international economic and political conditions.

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

   Enterprise sales, which are principally generated by the Inprise division, typically contain multiple elements, including license for development and deployment products, technical support, maintenance, consulting and training services. Often enterprise sales will include a license and deployment fee paid upon signing of the contracts and may include current and future payments for technical support and consulting services. Most of these elements, including the technical support, maintenance, consulting and training, are not delivered upon signing of the contract, and therefore, revenue associated to these elements must be deferred until delivery or the services rendered. By contrast, the Company's desktop sales historically have included only a license for the current version of the product with an option to purchase technical support and maintenance. With the growth of the Company's enterprise sales, a significant portion of the fees may relate to undelivered elements, requiring a portion of the revenue from the fees to be deferred. As the Company expects that an increasing percentage of its business will be from the sale of enterprise products and services, the Company expects a larger percentage of revenue may be deferred. The amount of revenue associated to these undelivered elements and the timing of recognition of the revenue may have a material affect on the Company's business, operating results and financial position.

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

 Restructuring

   In connection with the Company's acquisitions and in response to the significant losses from operations, the Company implemented a restructuring and realignment of its operations in March 1998 and January 1999, respectively. These restructurings resulted in significant reductions in workforce and other ongoing costs. Given the extent of the restructurings which the Company has undertaken, there can be no assurance that the remaining resources are sufficient for the Company to return to consistent revenue growth or profitability, nor can there be any assurance that the Company will realize the cost savings which the restructurings were designed to produce.

 Regulation of the Internet and Electronic Commerce

   The electronic commerce market, particularly over the Internet, is new, rapidly evolving and intensely competitive. The Company intends to expand over time its operations by promoting new or complementary products and by expanding the breadth and depth of its product and service offerings. There can be no assurance that the Company will be able to expand its operations in a cost-effective or timely manner or such expansion will be successful. Currently, there are few laws or regulations that directly apply to access or commerce on the Internet. The Company could be materially adversely affected by encryption technology and access charges for Internet service providers, as well as the continuing deregulation of the telecommunication industry. The adoption of such measures could decrease demand for the Company's products, and at the same time increase the Company's cost of selling its products. Changes in laws or regulations governing the Internet and electronic commerce could have a material adverse effect on the Company's business, operating results and financial condition.

 Entering New or Developing Business Areas; Transition to Direct Sales
 Strategy

   New Business Area. The Company's strategy is to focus on enterprise customers, software developers, and the Internet/intranet markets. Accordingly, revenues derived from the Company's products, particularly its distributed object products, will depend in large part upon the rate of adoption by businesses and end-users of distributed object technology for information processing and the Internet and intranets for commerce and communications. Critical issues concerning the Internet and intranets, including security, reliability, cost, ease of use and access and quality of service, remain unresolved at this time, inhibiting adoption by many enterprises and end-users. To the extent the Internet and intranets are not widely used by businesses and end-users, there would be a material adverse effect on the Company's business, operating results and financial condition. The Company's relatively recent entry into these markets is subject to a number of risks, including among others, the new and evolving nature of the markets themselves; the Company's need to make choices regarding the operating systems, database management systems and server software on which to focus; the ongoing transition of and investment of resources for this segment by the Company; the Company's limited experience in this area; and, the presence of several very large and well-established businesses, as well as a number of smaller very successful companies, already competing in this market. There can be no assurance that sales in these markets will meet the Company's objectives, in which case the Company's business, operating results or financial condition could be materially adversely affected.

   The Company's VisiBroker products are based on several standards, including Common Object Request Broker Architecture ("CORBA") and Internet Inter-ORB Protocol ("IIOP"). These standards are intended to facilitate the management and communication of applications created in object oriented programming languages such as C + + and Java. These new standards are just beginning to gain widespread acceptance, and compete with proprietary solutions such as Microsoft's ActiveX and DCOM. The distributed object software market is relatively young, and there are few proven products. Further, some of the VisiBroker products are designed specifically for use in applications for the Internet and intranets. If CORBA or IIOP are not adopted or are adopted more slowly than anticipated or if product offerings from competitors are chosen in lieu of the Company's products, there could be a material adverse effect on the Company's business, operating results or financial condition.

   The Company's VisiChannel for Java Database Connectivity ("JDBC") database access product based on the JDBC standard was developed to enable applications to access data from JDBC compliant data sources. While the JDBC standard is supported by most of the major database and software vendors, it is a recent standard that has not yet gained widespread acceptance and it currently co-exists with proprietary database access solutions from many of these same database and software vendors. If JDBC is not adopted or is adopted more slowly than anticipated or if product offerings from competitors are chosen in lieu of the Company's products, there could be a material adverse effect on the Company's business, operating results or financial condition.

   Transition To Direct Sales Strategy. In order for the Inprise division enterprise software products to achieve market acceptance, the Company will need to continue to adjust to longer sales cycles and successfully transition from the channel sales model for its traditional desktop products to a direct sales model for its enterprise software products. Sales of these enterprise products are expected to be made predominately to large companies, institutions, and government entities. These types of customers generally commit significant resources to an evaluation of enterprise software and require the vendor to expend substantial time, effort, and money educating them about the value of the vendor's solution. As a result, sales to these types of customers generally require an extensive sales effort throughout the customer's organization, and often require final approval by an executive officer or senior level employee.

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

   In 1998 and early 1999, the Company made changes to its sales compensation programs. Although such changes are intended to enhance overall revenues, such changes could have a material adverse impact on revenues and sales related expenses.

 Decline In Revenue From Desktop Products

   A significant portion of the borland.com division's revenues to date has been attributable to its desktop products. Revenues derived from the sale of these products, particularly the Company's desktop database products, have declined over the last six fiscal years. The decline in revenues has been caused by a number of factors, including, among others, the success of product "suites" offered by competitors which have had an adverse impact on the sale of individual products; the sale by the Company of its Quattro Pro and Paradox product lines; and the continued competitive pricing pressures that have resulted in lower average sales prices for desktop products.

   While the Company expects the decline in revenues associated with the borland.com desktop products to continue, revenues from the sales of the borland.com desktop products currently continue to represent an important portion of the Company's revenue. Although the Company plans to invest in the development, sales, marketing and support of such products on a limited basis, there can be no assurance that revenues from desktop products will not decline faster than expected. If revenues from such products decline materially or at a more rapid rate than currently anticipated, the Company's business, operating results and financial condition would be materially adversely affected.

 Extremely Competitive Industry

   The computer software industry is an intensely competitive industry. Rapid change, uncertainty due to new and emerging technologies and fierce competition characterize the industry. The pace of change has recently accelerated due to the Internet/intranet and new programming languages, such as Java. The Company competes with a number of other companies, including Microsoft, Computer Associates, Oracle, Sybase, and Symantec. Certain of its competitors have substantially greater financial, management, marketing and technical resources than the Company. In the past, competitors have utilized their greater resources to provide substantial signing bonuses and other inducements to lure away the Company's management and other key personnel. In addition, Microsoft is the developer of the Windows operating environments. To the extent that the Company is unable to obtain information regarding existing and future operating systems from the developer of such systems, the release of the Company's products for such systems may be delayed or may not be competitive. The VisiBroker products are targeted at the emerging markets for standards-based distributed object software products. The markets for these products are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's principal competitive factors in these markets are product quality, performance and price, vendor and product reputation, product architecture and quality of support. In the standards-based distributed object market, the VisiBroker products compete principally against offerings by Iona Technologies, Expersoft and BEA Systems. These products also compete against existing or proposed distributed object solutions from hardware vendors such as Hewlett-Packard, ICL, IBM and Sun. In addition, because there are relatively low barriers to entry in the software market and because the products are based on publicly available standards, the Company expects to experience additional competition in the future from other established and emerging companies if the market for distributed object software continues to develop and expand. In particular, operating system vendors such as ICL, Hewlett-

Packard, IBM, Microsoft and Sun may offer standards-based distributed object products bundled with their operating systems. For instance, Microsoft has introduced DCOM for Microsoft operating systems, which could reduce or eliminate the need for CORBA-compliant ORBs, such as those offered by the products acquired from Visigenic.

   Many existing competitors and potential competitors have well-established relationships with current and potential customers of the Company, have extensive knowledge of the markets serviced by the Company's customers, more extensive development, sales and marketing resources and are capable of offering single vendor solutions. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any one of which could materially adversely affect the Company's business, operating results and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships, thereby increasing the ability of their products to address the needs of the Company's current and prospective customers. Accordingly, it is possible that new competitors may emerge, or alliances among current and new competitors may be formed that may rapidly gain significant market share. Certain competitors have been known to license software for free to gain competitive advantage. Such competition could materially adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of its products and related services, which could materially adversely affect the Company's business, operating results and financial condition. Commercial acceptance of the Company's products and services could be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts, and industry periodicals concerning the Company and its products, business, or competitors, or the advertising or marketing efforts of competitors that could affect customer perception. There can be no assurance that the Company will be able to compete successfully against current and future competition, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

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

 New Product Introduction; Rapid Technological and Market Change

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

   From time to time, the Company has made and expects to make announcements to its customers with respect to the timeframes within which new products are expected to be shipped. Such announcements are made for the purpose of providing customers with a general idea of the expected availability of products for planning purposes, are based only upon estimates and are not a prediction of the exact availability date for such products. In the past, certain of the Company's products shipped later, and in some cases substantially later, than the timeframe within which the Company originally anticipated that the products would be available. Some of the VisiBroker products are based on technology licensed from third parties, and the Company has limited control over whether and when these technologies are updated. The failure or delay in enhancements of technology licensed from third parties could have a material adverse effect on the Company's ability to develop and enhance its products. Due to the inherent uncertainties of software development, it is likely that such situations will occur from time to time in the future. Moreover, the loss of key employees may increase the risk of delays in product availability from timeframes originally anticipated. Consequently, announcements regarding the Company's expectations of when products may ship should not be considered a prediction by the Company that the products will ship in any particular quarter or otherwise be relied upon by investors as a basis for predicting the Company's results for any future period. Delays in the shipment of such products and product enhancements could have a material adverse impact on the Company. Without the introduction of such new products and product enhancements, the Company's products may become technologically obsolete, and as a result the Company's business, operating results and financial condition could be materially adversely affected.

 Dependence on Java; Risks Associated with Encryption Technology

   Certain of the Company's products are based on Java, an object-oriented programming language developed by JavaSoft, a subsidiary of Sun Microsystems. Java was developed primarily for Internet/intranet applications. Java to date has a limited history, thereby inhibiting adoption of Java on a wide spread basis. Additionally, there is a very limited number of commercially significant Java-based products, and it is too early to determine whether Java will become a significant technology. Alternatives to Java have been announced by several companies, including Microsoft. If Java is not adopted or is adopted more slowly than anticipated, there could be a material adverse effect on the Company's business, operating results or financial condition.

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

 Risks Associated With International Operations and Sales

   A substantial portion of the Company's revenue is derived from international sales. These sales are subject to risks inherent in doing business on an international level, including the general economic conditions in each country, overlap of different tax structures, the difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of laws and regulations, longer payment cycles in certain countries, export restrictions, tariffs and other trade barriers, political instability, fluctuations in currency exchange rates, and seasonal reductions in business activity during the summer months in Europe and certain other parts of the world. The Company experienced a large decline in revenue in Asia Pacific during 1998 in part, due to the economic difficulties that have occurred throughout this region. There can be no assurance that these economies will recover in the near term or that the Company's net revenues from this geographic region will return to previous levels if a recovery occurs. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results and financial condition. In addition, the Company's subsidiaries generally operate in local currencies, and their results are translated monthly into US dollars. If the value of the US dollar increases relative to foreign currencies, the Company's business, operating results and financial condition could be materially adversely affected.

 Hiring and retention of employees

   The success of the Company depends in large part upon the ability of the Company to recruit and retain qualified employees, particularly highly skilled engineers. The competition for such personnel is intense, and there can be no assurance that the Company will be successful in retaining or recruiting such personnel. In prior years, certain management and other key personnel were hired away by competitors who offered very substantial signing bonuses and compensation packages that would have been very difficult for the Company to match. There can be no assurance that the Company will not be subject to further losses of management and other key personnel. In addition, the Company has had and may continue to be required to substantially increase the compensation, bonuses, stock options or other fringe benefits offered to employees in order to attract and retain management and other key personnel. Further, new government regulations, poor stock performance, or other factors could diminish the value of the stock option program and force the Company to pay more cash compensation. The loss of management and other key personnel, and the delays which may be experienced in recruiting new management and other personnel as well as the additional costs which may be incurred in retaining or attracting new personnel, may have a material adverse affect on the Company, its product launches, its operating results and financial condition.

 Reliance on VAR & ISV

   A significant element of the Company's strategy is to embed and bundle the technology in products offered by VAR and ISV customers, such as Cisco, Compuware, Healtheon, Hewlett-Packard, Microsoft, Hitachi, Netscape, Novell, Oracle, Platinum Technology and Sybase. Historically, a relatively small number of VAR and ISV customers accounted for a significant percentage of Visigenic's revenues. The Company continues to secure similar distribution arrangements with other VARs and ISVs to embed distributed object technology in their products. To date, the terms and conditions, including prices and discounts, of agreements with VAR and ISV customers have been highly negotiated and vary significantly among customers. Substantially all such agreements are non-exclusive and do not require the VAR or ISV to make minimum purchases. The Company has no control over the shipping dates or volumes of systems shipped by its VAR and ISV customers, and there can be no assurance that the VARs and ISVs will ship products incorporating the Company's products in the future. Furthermore, the Company's license agreements with its VAR and ISV customers generally do not require the VARs and ISVs to recommend or offer the Company's products exclusively.

   Many of the markets for the VAR and ISV products in which technology is being embedded are new and evolving and, therefore, will be subject to the same risks faced by the Company in the markets for its other products.

   If the Company is unsuccessful in maintaining its current relationships and continuing to secure license agreements with additional VARs and ISVs on commercially reasonable terms or at all, or if the Company's VAR and ISV customers are unsuccessful in selling their products, the Company's business, financial condition and results of operations could be materially adversely affected.

   Retail Distribution Channel. A significant portion of the borland.com division's sales are made through the retail distribution channel, which is subject to fluctuations in customer demand. The Company's retail distribution customers also carry the products of competitors. These retail distributors may have limited capital to invest in inventory, and their decisions to purchase borland.com products is partly a function of pricing, terms and special promotions offered by borland.com. Competitors also offer such pricing terms and marketing incentives over which the Company has no control and which it cannot predict.

   The Company's pattern of net revenues and earnings may be affected by "channel fill." Distributors may fill their distribution channels in anticipation of price changes, sales promotions or incentives. Distributors purchases may be decreased between the date borland.com announces a new version or new product and the date of release, because distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of availability of new version or new product. The impact of channel fill is somewhat mitigated by the Company's deferral of revenue associated with distributors and resellers inventories which are estimated to be in excess of appropriate levels; however, net revenues may still be materially affected favorably or adversely by the effects of channel fill, particularly in periods where a large number of new products are simultaneously introduced.

   Product returns can occur when borland.com introduces upgrades and new versions of products or when distributors or retailers have excess inventories. The Company's return policy allows its distributors, subject to certain limitations, to return purchased products in exchange for new products or for credit towards future purchases. End users may return products through dealers and distributors within a reasonable period from the date of purchase for a full refund, and retailers may return older versions of the products. The Company estimates and maintains reserves for product returns. However, future returns could exceed the reserves established by the Company, which could have a material adverse affect on the operating results of the Company.

 Impact of the Year 2000

   The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

   The "Year 2000" issue is pervasive and complex, since many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the Year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with a "19" from those beginning with a "20". This, as well as other date related processing issues, may cause systems to fail or malfunction unless corrected. As a result, in less than one year, computer systems and/or software products used by many companies may need to be upgraded to comply with such Year 2000 issues. The Company has organized a corporate-wide initiative led by executives from information systems, research & development, marketing, legal and finance. The initiative includes the identification of Year 2000 issues in the following three areas: (1) product readiness, which concerns product functionality; (2) internal infrastructure readiness, which concerns internal hardware and software, including both information technology such as financial and order entry systems and non-information technology systems such as phones and facilities; and (3) third party readiness, which concerns the preparedness of third party's with whom the Company has business relationships.

   Product Readiness. The Company is in the process of gathering, testing, and producing information about its products with respect to Year 2000 readiness. The Company has classified its main products into categories of Year 2000 readiness: ready, ready with issues, not ready and will not be tested. The Company generally believes the most recent versions of its products are Year 2000 ready. Older versions of the Company's products may not be Year 2000 ready and the Company continues to sell some of these older versions. Where possible the Company has been encouraging customers to migrate to current product versions. The Company's products are subject to ongoing review and analysis with respect to Year 2000 readiness issues. Despite such analysis and review the Company's products may contain undetected errors or defects associated with Year 2000 date functions, that may result in material costs to the Company. Furthermore, use of the Company's products in connection with other products, which may or may not be Year 2000 ready, including hardware, software and firmware, may result in the inaccurate exchange of date data resulting in performance issues and system failures. To the extent the Company's products or third party products that include the Company's products, prove not to be Year 2000 ready or in the event of disputes with customers regarding whether the Company's products are ready, the Company's business, results of operations and financial condition could be materially adversely affected. Moreover, the Company's customers could choose to convert to other Year 2000 ready products or to develop their own products in order to avoid such malfunctions, and such actions by customers could have a material adverse effect on the Company's business, financial condition or results of operations. To date, the cost of the readiness program for products are primarily costs of existing internal resources largely absorbed within existing engineering spending levels. These costs have not been reported separately from other product engineering costs.

   Year 2000 readiness issues may give rise to legal claims against the Company, notwithstanding standard provisions in the Company's license agreements with its customers which disclaims all express and implied warranties for such defects and/or which limit the Company's obligations with respect to such issues. The Company is aware of a growing number of lawsuits against software vendors. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by it. Such legal claims could have a materially adverse impact on the Company's business, financial condition or results of operations.

   It is unknown how Year 2000 issues may affect customer-spending patterns. As customers focus their attention and capital budgets in the near term on preparing their business for the Year 2000, they may either delay or accelerate software and related purchases. Any reductions in the Company's revenues resulting from such delayed purchases could have a material adverse effect on the Company's business, results of operations and financial condition.

   In addition, certain countries where the Company either operates or sells its products may impose requirements in connection with the Year 2000 which are in addition to or different from those in the United States. Such requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

   Internal Infrastructure Readiness. The Company is assessing the readiness of its internal systems for handling the Year 2000. These systems include software products provided by third-party vendors, the Company's own internal software and hardware supplied by third party vendors. The Company is implementing new internal systems and as part of the implementation is testing its new systems for Year 2000 readiness. The Company currently plans to have its review and testing substantially completed by mid-1999. Although the assessment is still underway, the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the Year 2000, but there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in its internal systems, which are composed of third-party software, hardware and the Company's own software products. In addition to application and information technology systems, the Company is in the process of assessing, testing and remediating its non-information technology systems, including embedded systems, facilities and other operations, such as its financial, banking, security and utility systems. A contingency plan addressing issues related to the Company's internal infrastructure will be developed when ongoing testing and remediation activities are complete.

   Material Third- Party Relations Readiness. The Company has initiated formal communications with its key suppliers, contract manufacturers, distributors, vendors and partners in order to determine whether their operations and the products and services they provide are Year 2000 ready and to monitor the progress of their remediation efforts toward Year 2000 readiness. Based on the Company's assessment of each third party's progress to adequately address Year 2000 issues, the Company expects to develop a third party action list and contingency plans by mid-1999. In the event any such third party cannot provide in a timely manner the Company with products, services, or systems that are Year 2000 ready, this event could have material adverse effect on the Company's business, financial condition and results of operations. The Company could be materially adversely affected by costs or complications arising from Year 2000 issues relating to code changes, testing and implementation for its own systems or similar issues faced by its distributors, suppliers, customers, vendors and the financial service organizations with which the Company does business. The Company is working to identify and analyze the most reasonably likely worst case scenarios for third party relationships affected by the Year 2000. These scenarios could possibly include possible infrastructure collapse, the failure of power and water supplies, major transportation disruptions, unforeseen product shortages and failures of communications and financial systems, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

   Costs related to our efforts to address Year 2000 issues have been expended as incurred and have not been material to date. The Company expects to fund the Year 2000 related costs through funds provided by operations and does not expect these costs to have a material adverse impact on the Company's operations. The Company's estimates of the cost of Year 2000 readiness issues is based partially on numerous assumptions about future events. There can be no assurance that these estimates will be correct, and actual costs could differ materially from these estimates.

   Contingency plans will be developed if it appears the Company or its key suppliers and vendors will not be Year 2000 ready, if such condition is likely to have a material adverse impact on the Company's operations. It is expected that assessment, remediation and contingency planning activities will be on going through 1999 with the goal of resolving all material internal systems and third party issues.

   Although the Company is dedicating resources toward becoming Year 2000 ready, there is no assurance it will be successful in its efforts to identify and address all Year 2000 issues. Even if the Company acts in a timely manner to complete its assessments, identify, develop and implement its remediation plans (if necessary) some problems may not be identified or corrected in time to prevent material adverse consequences to the Company. The discussion above regarding estimated completion dates, costs, risks and other forward-looking statements regarding the Year 2000 is based on the Company's best estimates given information that is currently available and is subject to change. As the Company continues to make progress with its Year 2000 initiative, it may discover that actual results will differ materially from these estimates. The impact of the Year 2000 issue on future results of the Company is difficult to discern but is a risk which should be considered in evaluating future prospects for this Company.

 European Monetary Union (EMU)

   The Company is implementing new internal systems in Europe, and as part of the implementation, is testing its new system for EMU compliance. The Company currently plans to have its review and testing substantially completed by mid 1999. Although the assessments is still underway, the Company does not believe that it will incur material cost or experience material disruption in its business associated with preparing its internal systems for EMU compliance, but there can be no assurance that the Company will not experience serious unanticipated negative consequences or material costs caused by undetected errors or defects.

 Software Defects And Liability Claims

   Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Although the Company has not experienced any material adverse effects resulting from any such defects or errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, defects and errors will not be found in current versions, new versions or enhancements after commencement of commercial shipments, which could result in delay or loss of revenue, delay in market acceptance, diversion of development resources, damage to the Company's reputation, increased service and warranty costs, any of which could have a material adverse effect upon the Company's business, operating results and financial condition.

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

 Dependence on Third Party Licenses

   The Company is dependent on licenses from third-party suppliers for certain elements of its products. In particular, the Company is dependent upon certain licenses from Microsoft, which is both a licensor to the Company and a significant competitor. If any such third-party licenses were terminated or not renewed or if these third parties fail to develop new products in a timely manner, the Company would be unable to redistribute certain components of its products and would be required to develop an alternative approach to developing its products. Furthermore, such products may not be successful in providing the same level of functionality. Such delays, increased costs or reduced functionality could materially adversely affect the Company's business, operating results and financial condition.

 Enforcement Of The Company's Intellectual Property Rights

   The Company relies on a combination of patent, copyright, trademark, and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect its proprietary technology. Despite the Company's efforts to protect its intellectual property rights, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use technology or other information that the Company regards as proprietary. In addition, the laws of certain foreign countries do not protect the proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance the Company will be able to protect its proprietary technology against unauthorized third party copying or use, which could adversely affect the Company's competitive position.

   The Company from time to time receives notices from third parties claiming infringement by the Company's products of third party patent and other intellectual property rights. The Company expects that software products will increasingly be subject to such claims as the number of products and competitors in the Company's industry segment grows and the functionality of products overlap. Regardless of its merit, responding to any such claim could be time consuming, result in costly litigation, and require the Company to enter into royalty and licensing agreements which may not be offered or available on terms acceptable to the Company. If a successful claim is made against the Company and the Company fails to develop or license a substitute technology, the Company's business, results of operation or financial condition could be materially adversely effected.

 Anti-takeover Provisions

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

 Superior rights and preferences of Series B Preferred Stock

   The Company has authorized the issuance of up to 1,470 shares of its Series B Preferred Stock, of which 738 shares were outstanding as of December 31, 1998. The Series B Preferred Stock has certain rights and preferences, which are superior to those of Common Stock. In particular, each share of Series B Preferred Stock is entitled to vote the number of shares of Common Stock into which such share of Series B Preferred Stock is convertible, on matters on which all stockholders of the Company are entitled to vote as compared to one vote per share of Common Stock. In addition, upon any liquidation, dissolution or winding up of the Company, each share of Series B Preferred Stock is entitled to be paid the original purchase price per share, or $50,000, from the assets of the Company prior to any payments to the holders of Common Stock. The Company's Board of Directors, without stockholder approval, is authorized to issue up 1,000,000 shares of the Company's Preferred Stock (including the 1,470 authorized shares of Series B Preferred Stock) with voting, conversion or other rights that could adversely affect the voting power and other rights of the holders of Common Stock or the market price of the Common Stock.

 Potential Dilutive Effect Of Conversion And Additional Issuance Of Series B Preferred Stock

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

   Upon at least twenty trading days' written notice, the Company may elect to redeem, on the date which is the second, third, or fourth anniversary of effectiveness of the registration statement, all of the outstanding Series B Shares, at 110% of par. Subject to certain conditions, the Company also has a right to call for redemption for all or a portion of the Series B Shares if the Conversion Rate is less than $6.00 per share.

 Risks Associated with Potential Business Combinations

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

 Extreme Volatility Of Stock Price

   Like the stock of other high technology companies, the market price of the Company's Common Stock has experienced significant fluctuations and may continue to be extremely volatile. During the period from January 1, 1996 to March 15, 1999, the closing market price of the Company's Common Stock has ranged from a high of $20.00 to a low of $4.53. The market price of the Common Stock may be significantly affected by factors such as the announcement of new products or product enhancements by the Company or its competitors, technological innovation by the Company or its competitors, quarterly variations in the Company's or competitors' results of operations, changes in prices of the Company's or its competitors' products and services, changes in revenue and revenue growth rates for the Company as a whole or for specific geographic areas, business units, products or product categories, changes in earnings estimates by market analysts, speculation in the press or analyst community, and general market conditions or market conditions specific to particular industries. Such fluctuations may have a significant impact on the market price of the Company's Common Stock.

 Natural Disaster

   The Company's corporate headquarters, including most of its research and development operations, are located in Northern California, a region known for seismic activity. A natural disaster, such as an earthquake, could have a material adverse impact on the Company's business, financial condition and operating results.

Selected Quarterly Data

   Amounts in thousands, expect per share amounts, percentages and stock prices:

                                             Three Months Ended
                               ------------------------------------------------
                               December 31, September  30, June 30,   March 31,
                                   1998          1998        1998       1998
                               ------------ -------------- --------   ---------
Licenses and other revenues..    $41,518       $42,481     $41,172    $ 41,043
Service revenues.............      6,622         5,482       5,351       5,443
                                 -------       -------     -------    --------
Net revenues.................     48,140        47,963      46,523      46,486
Cost of licenses and other
 revenues....................      4,613         3,857       4,287       2,926
Cost of service revenues.....      4,318         4,180       3,446       3,458
                                 -------       -------     -------    --------
Cost of revenues.............      8,931         8,037       7,733       6,384
                                 -------       -------     -------    --------
Gross profit.................     39,209        39,926      38,790      40,102
                                 -------       -------     -------    --------
Selling, general and
 administrative..............     31,055        28,450      25,974      27,302
Research and development.....     12,737        11,509      11,907      11,171
Restructuring and merger
 related charges.............     (3,434)           --          --      19,282
                                 -------       -------     -------    --------
Operating income (loss)......     (1,149)          (33)        909     (17,653)
                                 -------       -------     -------    --------
Net income (loss)............    $ 3,499       $16,405     $ 1,884    $(13,442)
                                 =======       =======     =======    ========
Income (loss) per share--
 basic.......................    $  0.07       $  0.32     $  0.04    $  (0.27)
Income (loss) per share--
 diluted.....................    $  0.06       $  0.29     $  0.03    $  (0.27)

Shares used in computing
 basic income (loss) per
 share.......................     47,987        50,509      51,166      50,863
Shares used in computing
 diluted income (loss) per
 share.......................     55,233        56,812      57,572      50,863
Percentage of net revenue:
 Gross profit................       81.4 %        83.2 %      83.4%       86.3 %
 Operating (loss) income.....       (2.4)%        (0.1)%       2.0%      (38.0)%
 Net income (loss)...........        7.3 %        34.2 %       4.0%      (28.9)%
Stock Price:
 High........................    $  6.81       $  8.44     $ 11.38    $   9.81
 Low.........................    $  4.94       $  5.13     $  6.94    $   6.69

                                             Three Months Ended
                               ------------------------------------------------
                               December 31, September 30,  June 30,   March 31,
                                   1997          1997        1997       1997
                               ------------ -------------- --------   ---------
Licenses and other revenues..    $44,855       $43,267     $43,953    $ 38,224
Service revenues.............      4,837         4,797       4,227       5,197
                                 -------       -------     -------    --------
Net revenues.................     49,692        48,064      48,180      43,421
Cost of licenses and other
 revenues....................      5,481         6,100       6,564       5,405
Cost of service revenues.....      2,553         2,373       2,619       2,277
                                 -------       -------     -------    --------
Cost of revenues.............      8,034         8,473       9,183       7,682
                                 -------       -------     -------    --------
Gross profit.................     41,658        39,591      38,997      35,739
                                 -------       -------     -------    --------
Selling, general and
 administrative..............     28,613        29,763      28,169      41,448
Research and development.....     12,386        12,446      13,417      16,123
Restructuring and merger
 related charges.............         --            --          --       5,976
Other non-recurring charges..         --            --          --      17,100
                                 -------       -------     -------    --------
Operating income (loss)......        659        (2,618)     (2,589)    (44,908)
                                 -------       -------     -------    --------
Net income (loss)............    $   730       $(2,098)    $(2,526)   $(44,536)
                                 =======       =======     =======    ========
Loss per share basic.........    $  0.01       $ (0.05)    $ (0.05)   $  (0.97)
Loss per share diluted.......    $  0.01       $ (0.05)    $ (0.05)   $  (0.97)

Shares used in computing
 basic income (loss) per
 share.......................     50,428        49,869      48,702      45,966
Shares used in computing
 diluted income (loss) per
 share.......................     57,738        49,869      48,702      45,966
Percentage of net revenue:
 Gross profit................       83.8%         82.4 %      80.9 %      82.3 %
 Operating income (loss).....        1.3%         (5.4)%      (5.4)%    (103.4)%
 Net income (loss)...........        1.5%         (4.4)%      (5.2)%    (102.6)%
Stock Price:
 High........................    $  7.63       $ 10.25     $  7.00    $   8.56
 Low.........................    $  7.25       $ 10.06     $  6.75    $   5.69

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

   Market risks relating to the Company's operations result primarily from changes in interest rates and foreign exchange rates, as well as credit risk concentrations. To address the foreign exchange rate risk the Company enters into various hedging transactions as described below. The Company does not use financial instruments for trading purposes.

   Foreign Currency Risk. The Company transacts business in various foreign countries, including Japan, Canada and certain countries within Europe and South East Asia. The Company has established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge intercompany balances and other monitory assets denominated in foreign currencies. The goal of the hedging program is to offset the earnings impact of foreign denominated balances. The Company does not use foreign currency forward exchange contracts for trading purposes. At month end, the foreign denominated balances and the forward exchange contracts are marked-to-market and unrealized gains and losses are included in current period net income.

   During the year ending December 31, 1998, the Company has recorded foreign exchanges losses on intercompany receivables due to the dollar strengthening against many foreign currencies including Japanese Yen, Australia Dollar and Singapore Dollar during the first quarter and several European currencies decreasing value against the Dutch Guilder during the third quarter. Such losses have been mostly offset by the Company's foreign exchange contracts. It is uncertain that these currencies trends will continue. If these currencies trends continue, the Company will continue to experience foreign exchange losses on their intercompany receivables to the extent that the Company has not hedged the exposure with foreign currency forward exchange contracts. Such foreign exchange losses could have a materially adverse affect on the Company's operating results and cash flows.

   The table below provides information about the Company's derivative financial instruments, comprised of foreign currency forward exchange contracts. The information is provided in U.S. Dollar equivalents amounts, as presented in the Company's financial statements. For foreign currency forward exchange contracts, the table presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates. All instruments mature within twelve months.

                                                                  December 31,
                                                                      1998
                                        Notional       Average     Estimated
                                         Amount     Contract Rate  Fair Value
                                       -----------  ------------- ------------
Foreign currency forward exchange
 contracts:
Australian Dollar.....................   5,606,327        0.62      (56,127)
Canadian Dollar.......................   1,300,259        1.54       10,712
Italian Lira..........................   1,195,876     1635.77      (10,168)
Hong Kong Dollar......................   4,698,635        7.77       10,867
Dutch Guilder.........................  (4,351,866)       1.86       35,415
New Taiwan Dollar.....................   1,509,265       32.38        2,334
Others................................   3,234,208                   24,837
                                       -----------                  -------
  Total............................... $13,192,704                  $17,870
                                       ===========                  =======

   Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents and short-term investments in a variety of financial instruments such as commercial paper. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer.

   The Company mitigates default risk by investing in only the safe and high credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in the credit rating of any investment issuer. The portfolio includes only marketable securities with active secondary and resale markets to ensure portfolio liquidity.

   The Company has no interest rate exposure due to rate changes for long-term debt obligations. The Company primarily enters into debt and capital lease obligations to financial capital expenditures. Such debt and capital lease obligations have a fixed rate of interest.

   The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio and debt obligations.

In thousands                       1999    2000 2001 2002 2003 Thereafter Total
------------                      -------  ---- ---- ---- ---- ---------- ------
ASSETS
Cash Equivalents................. $81,137
  Fixed rate.....................    4.87%
Short-term investments........... $ 3,225
  Fixed rate.....................    1.00%
LONG-TERM DEBT................... $   145  $161 $180 $200 $222   $8,341   $9,249
  Fixed Rate.....................   10.75%

   The short term investment balances are primarily invested in non-U.S. countries, principally Japan.

   Credit Risks. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company's cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. One customer located in United States accounts for approximately 11% of total receivable. No other single group or customer represents greater than 10% of total accounts receivable.

ITEM 8. Financial Statements and Supplementary Data

   The Company's financial statements included with this Form 10-K are set forth under Item 14 hereof.

ITEM 9. Changes in or Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

   The information regarding directors and executive officers required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting.

ITEM 11. Executive Compensation

   The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting.

ITEM 13. Certain Relationships and Related Transactions

   The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting.

                                    PART IV

ITEM 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

   (a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

     Report of Independent Accountants for Inprise Corporation

     Report of Independent Public Accountants for Visigenic Software, Inc.

     Consolidated Balance Sheets at December 31, 1998 and December 31, 1997

     Consolidated Statements of Operations for the year ended December 31, 1998, nine months ended December 31, 1997 and fiscal year ended March 31, 1997

     Consolidated Statement of Comprehensive Income for the year ended December 31, 1998, nine months ended December 31, 1997, and the fiscal year ended March 31, 1997

     Consolidated Statements of Stockholders' Equity for the year ended December 31, 1998, nine months ended December 31, 1997 and fiscal year ended March 31, 1997

     Consolidated Statements of Cash Flows for the year ended December 31, 1998, nine months ended December 31, 1997 and fiscal year ended March 31, 1997

     Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedule

     Schedule II--Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

     Exhibit
      Number  Description
     -------  -----------
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

     10.9(10)   1992 Stock Option Plan

     10.10(11)  1993 Stock Option Plan

     10.11(12)  1997 Stock Option Plan

     10.12(12)  1997 Employee Stock Purchase Plan

     21.1       Subsidiaries of the Registrant

     23.1       Consent of PricewaterhouseCoopers LLP, Independent Accountants

     23.2       Consent of Arthur Andersen LLP, Independent Public Accountants

     24.1       Powers of Attorney

     27.1       Financial Data Schedule

--------
 (1) Previously filed as an exhibit to Registrant's Registration Statement on Form S-4 (filed with the Commission on October 11, 1996) and incorporated herein by reference.
 (2) Previously filed as an exhibit to Registrant's Current Report on Form 8-K (filed with the Commission on November 21, 1997) and incorporated herein by reference.
 (3) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (filed with the Commission on August 13, 1998) and incorporated herein by reference.
 (4) Previously filed as an exhibit to Registrant's Amendment No. 1 to Registration Statement on Form S-1 (filed with the Commission on December 12, 1989) and incorporated herein by reference.
 (5) Previously filed as an exhibit to Registrant's Current Report on Form 8-K (filed with the Commission on July 14, 1997) and incorporated herein by reference.
 (6) Previously filed as an exhibit to Registrant's Registration Statement on Form S-8 (filed with the Commission on September 26, 1990) and incorporated herein by reference.
 (7) Previously filed as an exhibit to Registrant's Quarterly Report for the fiscal quarter ended September 30, 1997 (filed with the Commission on November 14, 1997) and incorporated by reference.
 (8) Previously filed as an exhibit to Registrant's Annual Report an Form 10-K for the year ended March 31, 1993 (filed with the Commission on July 2, 1993) and incorporated herein by reference.
 (9) Previously filed as an exhibit to Registrant's Current Report on Form 8-K (filed with the Commission on December 27, 1991) and incorporated herein by reference.
(10) Previously filed as an exhibit to Registrant's Registration Statement on Form S-8 (filed with the Commission on July 4, 1992) and incorporated herein by reference.
(11) Previously filed as an exhibit to Registrant's Registration Statement on Form S-8 (filed with the Commission on March 11, 1993) and incorporated herein by reference.
(12) Previously filed as an exhibit to Registrant's Registration Statement on Form S-8 (filed with the Commission on December 19, 1997) and incorporated herein by reference.
(13) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference.
(14) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended March 31, 1997 and incorporated herein by reference.

     A copy of any exhibit will be furnished (at a reasonable cost) to any stockholder of the Company upon receipt of a written request. Such request should be sent to Inprise Corporation, 100 Enterprise Way, Scotts Valley, California USA 95066-3249, Attn: Secretary.

   (a) Reports on Form 8-K

     None.

                                   SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scotts Valley, California, on the 30th day of March, 1999.

                                          INPRISE CORPORATION
                                          (Registrant)

                                          By      /s/ Kathleen M. Fisher
                                            -----------------------------------
                                                    Kathleen M. Fisher,
                                                  Chief Financial Officer
                                                 Vice President of Finance

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as indicated on the 30th day of March, 1999.


                 Signature                                   Title
                 ---------                                   -----

        /s/ Delbert W. Yocam                     Chairman, President and
    ____________________________________         Chief Executive Officer
       Delbert W. Yocam

         /s/ Harry Saal                          Director
    ____________________________________
       Harry Saal

         /s/ George Hara                         Director
    ____________________________________
       George Hara

         /s/ David Heller                        Director
    ____________________________________
       David Heller

        /s/ Stephen J. Lewis                     Director
    ____________________________________
       Stephen J. Lewis

        /s/ William F. Miller                    Director
    ____________________________________
       William F. Miller

      /s/ Hobart Mck. Birmingham
    ____________________________________
      (Hobart McK. Birmingham, Attorney in Fact)


                       REPORT OF INDEPENDENT ACCOUNTANTS
                            FOR INPRISE CORPORATION

To the Board of Directors and Stockholders of Inprise Corporation

   In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 14(a)1 and 2 present fairly, in all material respects, the financial position of Inprise Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998, the nine months ended December 31, 1997, and the year ended March 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Visigenic Software Inc., a wholly-owned subsidiary, which statements reflect total assets of $26,002,000 and $33,043,000 at December 31, 1997 and March 31, 1997, respectively, and total revenues of $18,451,000 and $19,601,000 for the nine months ended December 31, 1997 and the year ended March 31, 1997, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Visigenic Software Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
January 27, 1999

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         FOR VISIGENIC SOFTWARE, INC.

To Visigenic Software, Inc.:

   We have audited the accompanying consolidated balance sheet of Visigenic Software, Inc. and subsidiaries (a Delaware corporation and wholly-owned subsidiary of Inprise Corporation) as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the nine-month period ended December 31, 1997 and the year ended March 31, 1997 (not separately presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visigenic Software, Inc. and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the nine-month period ended December 31, 1997 and the year ended March 31, 1997 in conformity with generally accepted accounting principles.

                                          /s/ Authur Andersen LLP

San Jose, California
April 1, 1998

                              INPRISE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except par value and share amounts)

                                                      December 31, December 31,
                                                          1998         1997
                                                      ------------ ------------
                       ASSETS
Current assets:
  Cash and cash equivalents .........................   $ 81,137     $100,708
  Short-term investments.............................      3,225        1,843
  Accounts receivable, net of allowances of $8,293
   and $11,996.......................................     43,515       34,664
  Inventories........................................        763          787
  Other current assets...............................      9,613        6,461
                                                        --------     --------
    Total current assets.............................    138,253      144,463
Property and equipment, net..........................    111,149      104,944
Other non-current assets.............................      4,386        6,417
                                                        --------     --------
    Total assets.....................................   $253,788     $255,824
                                                        ========     ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      December 31, December 31,
                                                          1998         1997
                                                      ------------ ------------
Current liabilities:
  Accounts payable...................................   $ 12,280     $ 11,686
  Accrued expenses...................................     35,954       38,424
  Short-term restructuring...........................      3,274        1,278
  Income taxes payable...............................      2,983        4,054
  Deferred revenue...................................     14,513       12,429
  Other current liabilities..........................      7,764       12,012
                                                        --------     --------
Total current liabilities............................     76,768       79,883
Long-term debt and other.............................     19,138       22,025

Commitments and contingencies (Notes 6, 8 and 13)
Mandatorily redeemable convertible preferred stock;
 $50,000 par value; 1,470 shares authorized, 738
 shares issued and outstanding.......................     36,873       27,358

Stockholders' equity:
  Preferred stock; $.01 par value; 1,000,000 shares
   authorized; none issued or outstanding ...........         --           --
  Common stock; $.01 par value; 100,000,000 shares
   authorized; 48,140,000 and 50,745,000 issued and
   outstanding.......................................        481          508
  Additional paid-in capital ........................    386,468      381,894
  Accumulated deficit ...............................   (251,751)    (259,691)
Cumulative comprehensive income......................      6,155        3,847
                                                        --------     --------
                                                         141,353      126,558

Less common stock in treasury at cost 3,472,000
 shares at December 31, 1998.........................    (20,344)        ----
                                                        --------     --------
    Total liabilities and stockholders' equity.......   $253,788     $255,824
                                                        ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              INPRISE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                       Nine Months    Year
                                           Year ended     Ended       Ended
                                          December 31, December 31, March 31,
                                              1998         1997       1997
                                          ------------ ------------ ---------
Licenses and other revenue...............   $166,214     $132,075   $ 152,020
Service revenue..........................     22,898       13,861      18,957
                                            --------     --------   ---------
  Net revenues...........................    189,112      145,936     170,977
Cost of licenses and other revenue.......     15,683       18,145      24,170
Cost of service revenue..................     15,402        7,545      11,734
                                            --------     --------   ---------
  Cost of revenues.......................     31,085       25,690      35,904
                                            --------     --------   ---------
Gross profit.............................    158,027      120,246     135,073

Selling, general and administrative......    112,781       86,545     155,069
Research and development.................     47,324       38,249      64,670
Restructuring and merger related
 charges.................................     15,848           --      18,944
Other non-recurring charges..............         --           --      17,100
Purchased in process product
 development.............................         --           --      12,364
                                            --------     --------   ---------
    Total operating expenses.............    175,953      124,794     268,147
                                            --------     --------   ---------

Operating loss...........................    (17,926)      (4,548)   (133,074)
Interest income, net and other...........      3,785        1,736       5,488
Gain on sale of real estate..............      1,135           --          --
Gain on long-term investment.............     16,972           --          --
                                            --------     --------   ---------
Income (loss) before income taxes........      3,966       (2,812)   (127,586)
Income tax (benefit) provision...........     (4,380)       1,082         642
                                            --------     --------   ---------

Net income (loss)........................   $  8,346     $ (3,894)  $(128,228)
                                            ========     ========   =========
Income (loss) per share--basic (See Note
 3)......................................   $   0.16     $  (0.09)  $   (2.87)
Income (loss) per share--diluted (See
 Note 3).................................   $   0.14     $  (0.09)  $   (2.87)

Shares used in computing basic income
 (loss) per share........................     50,118       49,640      44,703
Shares used in computing diluted income
 (loss) per share.......................      57,384       49,640      44,703

  The accompanying notes are an integral part of these consolidated financial statements.

                              INPRISE CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                        Nine Months
                                            Year ended     Ended     Year ended
                                           December 31, December 31, March 31,
                                               1998         1997        1997
                                           ------------ ------------ ----------
Net income (loss).........................   $  8,346     $ (3,894)  $ (128,288)
Other comprehensive income (loss):
  Foreign currency translation
   adjustments............................      2,308          637         (992)
                                             --------     --------   ----------
Comprehensive income (loss)...............   $ 10,654     $ (3,257)  $ (129,280)
                                             ========     ========   ==========



   See accompanying notes to the condensed consolidated financial statements.

                              INPRISE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                              Common Stock
                                    --------------------------------
                                     Number            Additional    Accumulated
                                    of shares Amount Paid in capital  (deficit)
                                    --------- ------ --------------- -----------
Balance at March 31, 1996 ........   42,110    $420     $323,467      $(122,052)
Issuance of common stock .........    3,267      33       31,070             --
Issuance of common stock in
 connection with the acquisition
 of PostModern Computing
 Technologies, Inc................    2,542      26       10,356             --
Issuance of common stock in
 connection with the acquisition
 of CustomWare, Inc...............      102       1        1,499             --
Conversion of notes...............      222       2        2,031             --
Adjustment to reflect the change
 in year end for OEC..............       --      --           --         (4,967)
Employee stock option, employee
 stock purchase plan and other,
 net..............................      638       6           25             --
Translation adjustment ...........       --      --           --             --
Other ............................       --      --          (28)             3
Net loss..........................       --      --           --       (128,228)
                                     ------    ----     --------      ---------
Balance at March 31, 1997.........   48,881     488      368,420       (255,244)
Issuance of common stock..........      171       1          687             --
Employee stock option, employee
 stock purchase plan and other,
 net..............................    1,693      19       12,076             --
Value attributable to warrants
 issued in connection with
 preferred stock..................       --      --          711             --
Accretion of warrant value
 attributable to preferred stock..       --      --           --           (569)
Adjustment to reflect the change
 in year end for iO...............       --      --           --             16
Translation adjustment............       --      --           --             --
Net loss .........................       --      --           --         (3,894)
                                     ------    ----     --------      ---------
Balance at December 31, 1997 .....   50,745     508      381,894       (259,691)
Employee stock option, employee
 stock purchase plan and other,
 net..............................      867       8        4,634             --
Repurchase of common stock........   (3,472)    (35)          --             --
Premium on repurchase of preferred
 stock............................       --      --         (351)            --
Value attributable to warrants
 issued in connection with
 preferred stock..................       --      --          291             --
Accretion of warrant value
 attributable to preferred stock..       --      --           --           (406)
Translation adjustment............       --      --           --             --
Net income........................     ----    ----         ----          8,346
                                     ------    ----     --------      ---------
Balance at December 31, 1998......   48,140    $481     $386,468      $(251,751)
                                     ======    ====     ========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              INPRISE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                       Treasury Stock     Cumulative
                                       ----------------  Comprehensive
                                       Shares  Amounts      Income       Total
                                       ------  --------  ------------- ---------
Balance at March 31, 1996............    385   $ (3,500)    $4,202     $ 202,537
Issuance of common stock.............    --         --         --         31,103
Issuance of common stock in
 connection with the acquisition of
 PostModern Computing Technologies,
 Inc.................................    --         --         --         10,382
Issuance of common stock in
 connection with the acquisition of
 CustomWare, Inc. ...................    --         --         --          1,500
Conversion of notes..................    --         --         --          2,033
Adjustment to reflect the changes in
 year end for OEC....................    --         --         --         (4,967)
Employee stock option, employee stock
 purchase plan and other, net........    --         --         --             31
Translation adjustment ..............    --         --        (992)         (992)
Other ...............................   (385)     3,500        --          3,475
Net loss ............................    --         --         --       (128,228)
                                       -----   --------     ------     ---------
Balance at March 31, 1997 ...........    --         --       3,210       116,874
Issuance of common stock ............    --         --         --            688
Employee stock option, employee stock
 purchase plan and other, net .......    --         --         --         12,095
Value attributable to warrants issued
 in connection with preferred stock
 ....................................    --         --         --            711
Accretion of warrant value
 attributable to Preferred Stock ....    --         --         --           (569)
Adjustment to reflect the changes in
 year end for iO ....................    --         --         --             16
Translation adjustment ..............    --         --         637           637
Net loss ............................    --         --         --         (3,894)
                                       -----   --------     ------     ---------
Balance at December 31, 1997 ........    --         --       3,847       126,558
                                       -----   --------     ------     ---------
Employee stock option, employee stock
 purchase plan and other, net........    --         --         --          4,642
Repurchase of common stock ..........  3,472    (20,344)       --        (20,379)
Premium on repurchase of preferred
 stock ..............................    --         --         --           (351)
Value attributable to warrants issued
 in connection with preferred stock..    --         --         --            291
Accretion of warrant value
 attributable to preferred stock ....    --         --         --           (406)
Translation adjustment ..............    --         --       2,308         2,308
Net income ..........................    --         --         --          8,346
                                       -----   --------     ------     ---------
Balance at December 31, 1998.........  3,472   $(20,344)    $6,155     $ 121,009
                                       =====   ========     ======     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              INPRISE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                           Nine Months    Year
                               Year Ended     Ended       Ended
                              December 31, December 31, March 31,
                                  1998         1997       1997
                              ------------ ------------ ---------
Cash flows from operating
 activities:
Net income (loss)............   $ 8,346      $ (3,894)  $(128,228)
Adjustments to reconcile net
 income (loss) to net cash
 used in operating
 activities:
 Depreciation and
  amortization...............     9,304         9,155      13,443
 Non-cash restructuring costs
  ...........................     2,943           162         883
 Write-off of purchased
  technology.................       --            --       12,364
 Gain on sale of real
  estate.....................    (1,135)          --          --
 Gain on sale of long term
  investment.................   (16,972)
Changes in assets and
 liabilities, net of
 acquisition of PostModern
 and CustomWare:
 Accounts receivable.........    (7,829)       (8,555)     12,433
 Inventories.................        24           260         551
 Other assets................    (4,481)           85       6,359
 Accounts payable and accrued
  expenses...................    (7,292)       (4,573)     12,909
 Income taxes payable........    (1,071)         (409)     (4,782)
 Short-term restructuring....     2,014        (3,462)     (2,056)
 Deferred revenue............     2,084         1,932       2,586
 Other.......................    (2,730)          351       5,734
                                -------      --------   ---------
Cash used in operating
 activities..................   (16,795)       (8,948)    (67,804)
                                -------      --------   ---------
Cash flows from investing
 activities:
 Acquisition of property and
  equipment, net.............   (18,214)       (4,418)     (7,312)
 Sale of fixed assets and
  real estate................     5,043         2,360       4,603
 Proceed from sale of long-
  term investment............    16,567           --          --
 Investment in and advances
  to joint venture...........       --            --         (137)
 Payment for purchase of
  PostModern and CustomWare,
  net of cash acquired ......       --            --       (1,919)
 Net change in short-term
  investments ...............    (1,382)          158      22,350
                                -------      --------   ---------
Cash provided by (used in)
 investing activities........     2,014        (1,900)     17,585
                                -------      --------   ---------
Cash flows from financing
 activities:
 Proceeds from issuance of
  common stock, net..........     4,642        12,673      34,346
 Proceeds from issuance of
  mandatorily redeemable
  preferred stock, net.......    11,000        27,500         --
 Redemption of common stock..   (20,379)          --          --
 Redemption of mandatorily
  redeemable preferred
  stock......................    (1,951)          --          --
 Borrowings of short term
  debt.......................       --            --          355
 Proceeds from issuance of
  convertible notes..........       --            --        2,000
 Repayment of capital lease
  obligations and other debt
  activity...................      (157)         (156)         (9)
                                -------      --------   ---------
Cash (used in) provided by
 financing activities........    (6,845)       40,017      36,692
                                -------      --------   ---------
Effect on exchange rate
 changes on cash.............     2,055          (625)        (34)
                                -------      --------   ---------
Net change in cash and cash
 equivalents.................   (19,571)       28,544     (13,561)
Net cash adjustment to
 conform the year end of
 acquired companies (Note
 4)..........................       --            126       1,472
Beginning cash and cash
 equivalents.................   100,708        72,038      84,127
                                -------      --------   ---------
Ending cash and cash
 equivalents.................   $81,137      $100,708   $  72,038
                                =======      ========   =========
Cash paid during the year
 for:
 Interest....................   $ 1,016      $    811   $   1,057
 Income taxes................   $   697      $  1,092   $   1,741


  The accompanying notes are an integral part of these consolidated financial statements.

                              INPRISE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business

   Inprise Corporation ("Inprise" or the "Company") is a leading provider of cross-platform software, software development tools and services that simplify the complexity of application development, integration, deployment and management.

   The Company markets and distributes its products through its direct sales force, single and two-tier distribution, value added resellers ("VARs"), independent software vendors ("ISVs") and the Internet. This multiple distribution approach allows customers to select the channel that addresses their particular needs and provides the Company with broad coverage of worldwide markets.

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

 Change in Fiscal Year End

   During 1997, the Company changed its year end from March 31 to December 31 for financial reporting purposes. As a result of this change the accompanying consolidated financial statements include the nine month transition period from April 1, 1997 to December 31, 1997. The unaudited condensed results of operations for the comparable period of the prior year are summarized below, amounts in thousands:

                                                               Nine Month Period
                                                                     Ended
   Condensed consolidated statement of operations data         December 31, 1996
   ---------------------------------------------------         -----------------
                                                                  (unaudited)
   Net revenues...............................................     $127,556
   Gross profit...............................................     $ 99,337
   Income tax provision.......................................     $    274
   Net loss...................................................     $(83,692)
   Loss per share--basic......................................     $  (1.89)
   Loss per share--diluted....................................     $  (1.89)

 Name Change

   In June 1998, the Company's changed its name from Borland International, Inc. to Inprise Corporation. The Company's stock symbol has been changed to "INPR."

 Acquisition

   On February 27, 1998, the Company completed the acquisition of Visigenic Software, Inc. ("Visigenic") in a transaction accounted for as a pooling of interests and, as a result, the Company's previously issued financial statements for the periods presented in this Form 10-K have been restated to include the assets, liabilities and operating results of Visgenic in accordance with generally accepted accounting principles and the instructions in Regulation S-X.

 Revenue Recognition

   Revenue from the sale of software products, including sales to distributors and retail dealers, is recognized upon shipment when no significant vendor obligations remain and collection of the receivable is probable. In

                              INPRISE CORPORATION
instances where a significant vendor obligation exists, revenue recognition is delayed until the obligation has been satisfied. Allowances for estimated future returns and exchanges are provided at that time based on the Company's return policies. Service revenues from customer maintenance fees for ongoing customer support and product updates, including maintenance bundled with software licenses, is recognized ratably over the period of the contract and revenue from other services, including training, are recognized as performed. The Company has recognized revenues for all periods ending prior to January 1, 1998 in accordance with Statement of Position 91-1, "Software Revenue Recognition."

   In October 1997 and March 1998, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP97-2") and Statement of Position 98-4, "Deferral of the Effective Date of the Provisions of SOP97-2, Software Revenue Recognition" ("SOP98-4"), which the Company currently is required to adopt for transactions entered into in the fiscal year beginning January 1, 1998. SOP97-2 and SOP98-4 provide guidance on recognizing revenue on software transactions and supersedes issued Statements of Position 91-1 "Software Revenue Recognition" ("SOP91-1"). The Company believes that the adoption of SOP97-2 and SOP98-4 has not had a significant impact on its current licensing or revenue recognition practices for the period beginning after January 1, 1998. Should the Company modify its licensing practices, application of the requirements under SOP97-2 and SOP98-4 may require different revenue recognition treatment.

 Cash, Cash Equivalents and Short-Term Investments

   The Company considers all highly liquid investments a maturity of three months or less when acquired to be cash equivalents. Short-term investments are held as securities available for sale under the provisions of Statement of Financial Accounting No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair market value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Unrealized gains and losses have been insignificant for all periods presented.

   Short-term investments, consisting principally of commercial paper, at December 31, 1998 and 1997 were $3.2 million and $1.8 million, respectively.

 Foreign Exchange Contracts

   The Company enters into forward exchange contracts to manage its exposure to currency fluctuations. The Company has outstanding short-term forward exchange contracts to exchange various foreign currencies (principally Japanese yen, Australian dollars, Canadian dollars and German marks) for U.S. dollars in the amount of $13.2 million and $11.0 million at December 31, 1998 and 1997, respectively. The Company's accounting policy for these instruments, which do not qualify as accounting hedges, is based upon the guidance of Statement of Financial Accounting Standard No. 8, "Accounting for the Translation of Foreign Currency Transactions and Foreign Currency Financial Statements" ("FAS No. 8"). The forward exchange contracts are marked-to-market and unrealized gains and losses are included in current period net income. The net gain or loss on such foreign currency contracts and underlying transactions have been insignificant for all periods presented.

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. SFAS 133 is effective for all fiscal quarters

                              INPRISE CORPORATION
of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 in the first quarter of the fiscal year ending December 31, 2000 and has not yet evaluated the impact of the adoption on the Company's results of operations, financial position, capital resources or liquidity.

 Financial Instruments

   The fair value of the Company's financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts and notes payable, and long-term debt, is based upon the present value of the cash flows or securities with similar terms, and approximates carrying value.

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

 Property and Equipment

   Property and equipment is stated at cost and depreciated using the straight-line method based on the following estimated useful lives:

             Buildings                                           31.5 years
             Computer equipment                                 3 to 5 years
             Furniture, fixtures and equipment                     5 years
             Leasehold improvements                              Lease term

   Depreciation expense for the year ended December 31, 1998, the nine months ended December 31, 1997 and the fiscal year ended March 31, 1997 was $9.2 million, $8.0 million and $11.8 million, respectively. Maintenance and repairs are expensed as incurred. The cost of assets and related accumulated depreciation are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reported as income or expense.

   The Company evaluates the recoverability of its property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No 121). SFAS No. 121 requires recognition of

                              INPRISE CORPORATION
impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

 Stock-Based Compensation Plans

   The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related Interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the closing market price of the Company's stock on the grant date. Accordingly, no compensation has been recognized for its stock option plans. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). See Note 12.

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

   No internal development costs were capitalized during the year ended December 31, 1998, the nine months ended December 31, 1997 or the fiscal year ended March 31, 1997. Amortization of internal software development costs charged to cost of revenues during the year ended December 31, 1998, nine months ended December 31, 1997 and the fiscal year ended March 31, 1997 was none, $203,000 and $522,000, respectively. There were no unamortized product rights and capitalized development costs recorded at December 31, 1998 and 1997.

 Goodwill

   Goodwill represents the excess of the aggregate purchase price over the fair market value of the tangible and intangible assets acquired in various acquisitions and is being amortized over the estimated useful life of seven years. Amortization of goodwill charged to operating expenses during the year ended December 31, 1998, the nine months ended December 31, 1997 and the fiscal year ended March 31, 1997 was $87,000, $859,000 and $1,114,000, respectively. At December 31, 1998 and 1997, the Company had approximately $1,425,000 and $217,000 of unamortized goodwill, respectively.

 Advertising Costs

   The Company expenses the production costs of advertising, including direct response, the first time the advertising takes place. Advertising expense was $4.0 million, $10.1 million and $14.7 million during the year ended December 31, 1998, the nine months ended December 31, 1997 and the fiscal year ended March 31, 1997, respectively.

 Income Taxes

   The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using currently enacted tax rates and laws.

                              INPRISE CORPORATION

   No U.S. federal income taxes are provided on undistributed earnings of the non-U.S. subsidiaries as these earnings are considered permanently invested in non-U.S. operations.

 Foreign Currency Translation

   The functional currency of the Company's non-U.S. subsidiaries' is the local currency. The balance sheet accounts of these subsidiaries are translated into U.S. dollars at the exchange rate as of the balance sheet date. Revenues, costs and expenses are translated using an average rate. Resulting exchange gains and losses are reported as a component of stockholders' equity.

 Earnings (Loss) Per Share

   In the quarter ended December 31, 1997, the Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share"(SFAS No. 128). SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and diluted EPS, for companies with potentially dilutive securities, such as options. Earnings per share for all prior periods have been restated to conform with the provision of SFAS No. 128.

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

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, embedded in other contracts, and for hedging activities. It requires

                              INPRISE CORPORATION
that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. The Company will adopt SFAS 133 in the first quarter of the fiscal year ending December 31, 2000 and has not yet evaluated the impact of the adoption on the Company's results of operations, financial position, capital resources or liquidity.

NOTE 2. CONSOLIDATED BALANCE SHEET COMPONENTS

   Details of certain balance sheet captions are as follows (amounts in thousands):

                                                    December 31, December 31,
                                                        1998         1997
                                                    ------------ ------------
   Property and equipment, including capitalized
    leases:
     Buildings.....................................   $ 99,703     $ 99,198
     Computer equipment............................     72,217       59,569
     Furniture, fixtures and equipment.............     28,207       24,905
     Other.........................................      3,026        2,940
                                                      --------     --------
                                                       203,153      186,612
     Less accumulated depreciation and
      amortization.................................   (116,529)    (106,193)
                                                      --------     --------
                                                        86,624       80,419
     Land..........................................     24,525       24,525
                                                      --------     --------
       Total.......................................   $111,149     $104,944
                                                      ========     ========
   Accrued expenses:
     Employee related expenses.....................   $  9,600     $  7,697
     Advertising and customer sales incentives.....      1,017        1,807
     Professional fees and settlement costs........     14,851       18,283
     Other.........................................     10,486       10,637
                                                      --------     --------
       Total.......................................   $ 35,954     $ 38,424
                                                      ========     ========
   Long-term debt and other non-current
    liabilities:
     Non-current portion of accrued
      restructuring charges........................   $  2,907     $  3,307
     Mortgage notes payable........................      9,104        9,249
     Deferred and other taxes......................      5,700        9,404
     Long-term deferred revenue and other..........      1,427           65
                                                      --------     --------
       Total.......................................   $ 19,138     $ 22,025
                                                      ========     ========

                              INPRISE CORPORATION

NOTE 3. EARNINGS PER SHARE

   The following is a reconcilation of the computation of basic and diluted earnings per share (in thousands, except per share data):

                                        Year ended                    Year Ended
                                       December 31, Nine Months Ended March 31,
                                           1998     December 31, 1997    1997
                                       ------------ ----------------- ----------
   Numerator:
   Net income (loss) before accretion
    charge to the mandatorily
    redeemable convertible preferred
    stock............................     $8,346         $(3,894)     $(128,228)
   Accretion charge relating to the
    warrants issued in connection
    with the mandatorily redeemable
    convertible preferred stock......        406             569             --
                                          ------         -------      ---------
   Income (loss) available to common
    stockholders for basic and
    diluted earnings per share.......      7,940         $(4,463)     $(128,228)
                                          ======         =======      =========

   Denominator:
   Denominator for basic income
    (loss) per share weighted average
    shares...........................     50,118          49,640         44,703
   Effect of dilutive securities
     Series B Manditorily Convertible
      Preferred Stock................      5,846              --             --
     Employee stock options..........      1,420              --             --
                                          ------         -------      ---------
   Denominator for diluted income
    (loss) per share adjusted
    weighted average shares and
    assumed conversions..............     57,384          49,640         44,703
                                          ======         =======      =========
   Income (loss) per share--basic....     $ 0.16         $ (0.09)     $   (2.87)
   Income (loss) per share--diluted..     $ 0.14         $ (0.09)     $   (2.87)

   The 550 shares of Series B mandatorily redeemable convertible preferred stock outstanding at December 31, 1997 were not included in the computation of diluted EPS for the nine months ended December 31, 1997, as the inclusion of the mandatorily redeemable convertible preferred stock would have been antidilutive. The 308,000 and 220,000 warrants to purchase common shares outstanding at December 31, 1998 and 1997, respectively, were not included in the computation of diluted EPS for the year ended December 31, 1998 and the nine months ended December 31, 1997, as the inclusion of the warrants would have been antidilutive.

   Additionally, options to purchase 10,789,000, 11,871,000 and 10,621,000 shares of common stock were outstanding at December 31, 1998 and 1997 and March 31, 1997, respectively, were not included in the computation of diluted EPS because either the options' exercise prices were greater than the average market price of common stock or inclusion of such options would have been antidilutive.

NOTE 4. ACQUISITIONS

 Visigenic Software, Inc.

   On February 27, 1998, the Company issued approximately 12,118,060 shares of Inprise Common Stock in exchange for all of the outstanding common stock of Visigenic. The Company also reserved approximately 2,527,284 shares for issuance in connection with Visigenic's outstanding employee stock options. The merger was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the merger to include the operations of Visigenic.

                              INPRISE CORPORATION

   Following the merger Visgenic's year end has been conformed to the Company's year end of December 31 (see Note 1). The following unaudited pro forma combined financial information assumes that the merger occurred on the first day of the earliest period presented (in thousands of dollars, except per share amounts).

                                                                     Proforma
   Nine Months Ended December 31, 1997          Borland   Visigenic  Combined
   -----------------------------------         ---------  ---------  ---------
   Net revenues............................... $ 127,485  $ 18,451   $ 145,936
   Net income (loss).......................... $   4,424  $ (8,318)  $  (3,894)
   Income (loss) per share--basic............. $    0.10  $  (0.58)  $   (0.09)
   Income (loss) per share--diluted........... $    0.10  $  (0.58)  $   (0.09)

   Year Ended March 31, 1997
   -------------------------
   Net revenues............................... $ 151,376  $ 19,601   $ 170,977
   Net income (loss).......................... $(107,960) $(20,268)  $(128,228)
   Income (Loss) per share--basic............. $   (2.96) $  (1.58)  $   (2.87)
   Income (loss) per share--diluted........... $   (2.96) $  (1.58)  $   (2.87)

   This pro forma combined financial information is provided for comparative purposes only and does not purport to be indicative of the results which actually would have been obtained if the merger had been effected for the periods indicated, or of the results which may be obtained in the future.

 Apogee Information Systems, Inc.

   On November 30 1998, the Company completed its acquisition of Apogee Information Systems, Inc. ("Apogee"). Apogee provides application design and development consulting services to clients primarily in the United States. The Company purchased all of Apogee's outstanding shares of common stock for approximately $4.0 million in cash of which approximately $1.6 million has been paid. The remaining consideration is payable upon Apogee reaching certain revenue levels. The transaction was accounted for as a purchase. As a result of a purchase price allocation, the excess of the purchase price over net assets acquired is $1.5 million, which is being amortized on a straight-line basis over a period of approximately two years.

 Open Environment

   On November 18, 1996, the Company issued 4,975,000 shares of its common stock for all of the outstanding common stock of Open Environment Corporation ("OEC") and issued options to purchase 1,190,216 shares of Inprise common stock in exchange for all the outstanding options to purchase common stock. The merger has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated for all periods prior to the combination to include the operations of OEC. OEC developed, marketed and supported software that enabled companies to create applications for distributed, client/server-computing systems.

   Prior to the merger, OEC's year end was December 31. Accordingly, OEC's year end was conformed to the Company's March year end for fiscal year 1997. For periods prior to fiscal year 1997, the combined financial statements of the Company and OEC include OEC's December year end consolidated financial statements, with OEC's results of operations for the quarter ended March 31, 1996, reported as an adjustment to the combined accumulated deficit. OEC's statement of operations for the three months ended March 31, 1996 have not been combined with any of the Company's statements of operations. Rather, OEC's net loss for that period has been credited to retained earnings. Net revenues and net loss for the three months ended March 31, 1996, were $3.2 million and $5.0 million respectively.

                              INPRISE CORPORATION

 PostModern

   In May 1996, Visigenic completed the acquisition of PostModern, a supplier of distributed object technology. In the acquisition, Visigenic issued 2,541,481 shares of its common stock, valued at $3.66 per share based on an independent appraisal of Visigenic's common stock, and paid a total of $2.3 million in exchange for all of PostModern's outstanding shares. Visigenic also incurred acquisition-related costs of approximately $450,000, resulting in a total purchase price of approximately $13.1 million. The acquisition of PostModern was accounted for as a purchase in the quarter ended June 30, 1996. The acquired in-process product development totaling $12.0 million was charged to expense in the fiscal year ended March 31, 1997 based upon an independent appraisal. As a result of the purchase prices allocation, the excess of the purchase price over net assets acquired is $1.1 million, which is being amortized on a straight-line basis over a period of two years.

NOTE 5. RESTRUCTURING AND MERGER RELATED CHARGES

   In connection with the acquisition of Visigenic, the Company implemented a worldwide realignment of its corporate structure. In the quarter ended March 31, 1998, the Company recorded a $19.3 million restructuring and merger related charge of which $9.9 million related to severance costs associated with the elimination of duplicate workforce, $3.2 million to terminate certain lease agreements and the write-off of certain fixed assets and $2.5 million for other costs associated with the restructuring. Additionally, the Company charged to income approximately $3.7 million in expenses associated with the merger. As part of the first quarter restructure, the Company had recorded a restructuring charge of approximately $3.4 million for severance costs associated to the anticipated closure of certain operations. At December 31, 1998, Company did not anticipate any further severance costs associated with these operations. Accordingly, the Company reversed the charge during the quarter ended December 31, 1998.

   During the fiscal year ended March 31, 1997, the Company recorded restructuring and merger related charges totaling $18.9 million. These charges included $6.2 million related to severance costs, $1.8 million for the termination of certain lease agreements and $2.0 million for other costs associated with the restructuring. In connection with the merger with OEC during fiscal year 1997, the Company incurred merger related costs of $8.9 million.

   The following table summarizes the Company's restructuring activity for the year ended December 31, 1998, nine months ended December 31, 1997 and the year ended March 31, 1997 (amounts in thousands):

                             Severance   Other Asset
                            and Benefits   Charges   Facilities Other   Total
                            ------------ ----------- ---------- ------  ------
   Accrual as of March 31,
    1996...................    $  302      $   --      $2,241   $  946  $3,489
   1997 restructuring......     6,228         562       1,777    1,477  10,044
   Cash paid in fiscal
    1997...................    (4,483)         --      (1,959)  (1,471) (7,913)
   Non-cash costs..........        --        (562)       (100)      --    (662)
                               ------      ------      ------   ------  ------
   Accrual as of March 31,
    1997...................     2,047          --       1,959      952   4,958
   Cash paid during the
    nine months ended
    December 31, 1997......    (1,976)         --      (1,387)    (155) (3,518)
   Non-cash costs..........        --          --        ----     (162)   (162)
                               ------      ------      ------   ------  ------
   Accrual as of December
    31, 1997...............        71          --         572      635   1,278
   1998 restructuring......     9,863       2,900         336    2,482  15,581
   Cash paid during the
    1998...................    (4,275)         --          --   (2,719) (6,994)
   Non-cash costs..........        --      (2,748)       (195)      --  (2,943)
   Reversal of previous
    restructure............    (3,356)         --          --     (292) (3,648)
                               ------      ------      ------   ------  ------
   Accrual at December 31,
    1998...................    $2,303      $  152      $  713   $  106  $3,274
                               ======      ======      ======   ======  ======

                              INPRISE CORPORATION

   The Company also incurred restructuring charges during the year ended March 31, 1995 for personnel reductions and the closing of facilities related to significant changes in its product and distribution strategy. The cash and non-cash charges during the year ended December 31, 1998, nine months ended December 31, 1997 and the year ended March 31, 1997 were insignificant. The restructuring accruals related to these actions were $2.9 million and $3.2 million at December 31, 1998 and 1997, respectively. The remaining accrual relates primarily to long-term lease obligations.

NOTE 6. LONG-TERM DEBT

   Long-term debt at December 31, 1998 represents outstanding mortgage notes. The 10.75% mortgage notes, secured by certain land, buildings and improvements, are repayable in equal monthly installments over a thirty-year term ending in 2018.

   Minimum annual repayments of these notes at December 31, 1998 are as follows, amounts in thousands:

             Calendar year:
             --------------
             1999.............................. $  145
             2000..............................    161
             2001..............................    180
             2002..............................    200
             2003..............................    222
             Thereafter........................  8,341
                                                ------
                                                 9,249
             Less current portion..............   (145)
                                                ------
             Long-term portion................. $9,104
                                                ======

   Interest expense for all obligations was $1,016,000, $811,000 and $1,186,000 for the year ended December 31, 1998, nine months ended December 31, 1997 and the year ended March 31, 1997, respectively.

NOTE 7. INCOME TAXES

   Income (loss) before income taxes consisted of the following, amounts in thousands:

                                 Year Ended     Nine Months Ended   Year Ended
                              December 31, 1998 December 31, 1997 March 31, 1997
                              ----------------- ----------------- --------------
     U.S.....................      $(2,366)         $(10,673)       $(120,788)
     Non U.S.................        6,332             7,861           (6,798)
                                   -------          --------        ---------
                                   $ 3,966          $ (2,812)       $(127,586)
                                   =======          ========        =========

                              INPRISE CORPORATION

   The provision (benefit) for income taxes consisted of the following, amounts in thousands:

                                 Year Ended     Nine Months Ended   Year Ended
                              December 31, 1998 December 31, 1997 March 31, 1997
                              ----------------- ----------------- --------------
     Current:
     Federal.................      $(3,800)          $   --          $(2,136)
     State...................         (981)              --               --
     Non U.S.................          198            1,082            2,778
                                   -------           ------          -------
                                   (4,583)            1,082              642
     Deferred:
     Federal.................           --               --               --
     State...................           --               --               --
     Non U.S.................          203               --               --
                                   -------           ------          -------
                                       203
     Income tax provision
      (benefit)..............      $(4,380)          $1,082          $   642
                                   =======           ======          =======

   The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income (loss) before income taxes, amounts in thousands:

                                                        Nine Months
                                            Year Ended     Ended     Year Ended
                                           December 31, December 31, March 31,
                                               1998         1997        1997
                                           ------------ ------------ ----------
   Tax provision (benefit) at U.S.
    statutory rate.......................    $ 1,388      $  (984)    $(44,655)
   Limitation (benefit) on utilization of
    non-U.S. losses......................        (55)      (2,771)       4,706
   Limitation (benefit) on utilization of
    U.S. losses..........................        828        3,736       39,707
   Resolution of certain prior year's
    non-U.S. tax exposures...............     (3,175)          --           --
   Resolution of certain prior year's
    U.S. tax exposures...................     (4,781)          --           --
   Non-U.S. withholding taxes............      1,415        1,101          884
                                             -------      -------     --------
   Income tax provision (benefit)........    $(4,380)     $ 1,082     $    642
                                             =======      =======     ========

   Under FASB Statement No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are comprised of the following, amounts in thousands:

                                              Year Ended     Nine Months Ended
                                           December 31, 1998 December 31, 1997
                                           ----------------- -----------------
   Accrued expenses.......................     $  11,660         $  15,125
   Accounts receivable reserves...........         1,274             1,253
   Inventory valuation....................         1,242             1,251
   Depreciation, amortization and other...        10,682            11,764
   U.S. federal, state loss and credit
    carryforwards.........................       101,136           102,990
   Non-U.S. loss carryforwards............         8,689            12,652
                                               ---------         ---------
   Gross deferred tax assets..............       134,683           145,035
   Deferred tax assets valuation
    allowance.............................      (134,480)         (145,035)
                                               ---------         ---------
   Total net deferred tax assets..........     $     203         $       0
                                               =========         =========

                              INPRISE CORPORATION

   At December 31, 1998 and December 31, 1997, the Company had reserved a substantial portion of its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a valuation allowance has been provided.

   For U.S. federal income tax purposes, the Company has net operating loss carryforwards of approximately $208 million at December 31, 1998. There are also available U.S. federal tax credit carryforwards of approximately $23 million. These loss and credit carryforwards expire between 1999 and 2014, if not utilized. The Company also has Alternative Minimum Tax (AMT) credit carryforwards for U.S. federal income tax purposes of approximately $2 million, which does not expire. Utilization of federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization. The Company also has approximately $19 million of net operating loss carryforwards in various foreign jursidictions. Certain of these loss carryforwards will expire beginning in 1999, if not utilized.

   Deferred tax assets and related valuation allowances of approximately $37 million relate to certain U.S. operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

   During the tax year ended December 31, 1998 the Company recorded an income tax benefit of approximately $4.8 million resulting from a settlement reached with the U.S. Internal Revenue Service (IRS). This settlement resolved differences concerning certain disputed deductions related to the tax years ending 1984-1992. In addition, the Company recorded an income tax benefit of approximately $3.2 million related to the resolution of certain non-U.S. tax issues which were previously provided for. Excluding the tax benefits of $4.8 million and $3.2 million, the Company would have incurred an income tax expense of approximately $3.6 million.

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

   Applicable U.S. income and non-U.S. withholding taxes have not been provided on undistributed earnings of approximately $15.0 million of the Company's foreign subsidiaries as such earnings are considered to be permanently invested in foreign operations.

                              INPRISE CORPORATION

NOTE 8. LEASES

   The Company leases certain of its office and operating facilities, and certain furniture and equipment under various operating and capital leases. Lease terms range from one to seventeen years.

   Minimum annual lease commitments and minimum future sublease income at December 31, 1998 are as follows, amounts in thousands:

                                                     Operating Sublease Capital
       Calendar year:                                 Leases    Income  Leases
       --------------                                --------- -------- -------
       1999........................................  $  3,568   $1,879  $   484
       2000........................................     2,735    1,831      295
       2001........................................     2,601    1,079      310
       2002........................................     3,111      655       18
       2003........................................     3,159      498        0
       Thereafter..................................     9,831       --        0
                                                     --------   ------  -------
                                                     $ 25,005   $5,942    1,107
                                                     ========   ======  =======
       Less amount representing interest...........                          67
                                                                        -------
                                                                        $ 1,040
                                                                        =======

   Rent expense for all operating leases was $3.6 million, $3.3 million and $4.2 million for the year ended December 31, 1998, nine months ended December 31, 1997 and the year ended March 31, 1997, respectively. Minimum sublease income was $2.1 million, $1.5 million and $0.9 million for the year ended December 31, 1998, nine months ended December 31, 1997 and the year ended March 31, 1997, respectively.

NOTE 9. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

   In 1997, the Company issued 550 shares of Series B mandatorily redeemable convertible preferred stock ("Series B Shares") at a purchase price of $50,000 per share for aggregate proceeds of $27.5 million. The Series B Shares do not pay or accrue dividends. For each Series B Share, the Company also issued to the purchaser a warrant to purchase 400 shares of the Company's common stock at a per share price equal to 125% of the closing price of the common stock on the issuance date. The warrants have a four year term. The fair value of the warrants has been treated as a distribution to the holders of the Series B Shares. Accordingly, the fair value of the warrants has been recognized as a reduction to net income for earnings per share purposes on a pro rata basis over the period that the Series B Shares can be converted. The fair value of the warrants was estimated at the date of issuance using the Black-Scholes pricing model and was treated as a charge to accumulated deficit.

   On July 27, 1998, the holders of the Series B Shares exercised their rights to purchase an additional 220 Series B Shares and 88,000 Warrants to purchase Inprise Common Stock. Total proceeds to the Company were approximately $11.0 million. The warrants have an exercise price of $8.59 per share. The Company recorded a charge of approximately $0.4 million to the income available to common stockholders for the value of the Warrants during the year ended December 31, 1998 (see Note 3. Earnings (Loss) per Share).

   In December 1998, the Company exercised its right to redeem 32 Series B Shares for total consideration of approximately $1.95 million. The shares had a par value of $1.6 million. The additional consideration in excess of par value was charged to paid in capital during the quarter ended December 31, 1998.

                              INPRISE CORPORATION

   The Series B Shares have certain rights with respect to voting, liquidation, and conversion as follows:

 Voting

   Series B shares have voting rights equal to the number of shares of common stock into which they may be converted.

 Liquidation

   In the event of liquidation and to the extent assets are available, the holders of the Series B shares are entitled to receive, prior to and in preference to any distribution to the holders of common stock, the amount of $50,000 per Series B Share.

 Conversion

   The Series B Shares are convertible, at the option of the holder, after the satisfaction of certain holding periods into fully paid and non-assessable shares of common stock based upon a conversion price equal to the lower of the lowest closing market of a share of the Company's common stock during the seven trading days before the conversion date or $6.94 ($6.88 for Series B Shares issued on July 27, 1998). The Series B Shares are automatically converted five years from the date of issuance.

   At December 31, 1998, 6,135,000 shares of Inprise Common Stock were reserved for issuance upon the conversion of the Series B Shares.

NOTE 10. COMMON SHARES RESERVE FOR FUTURE ISSUANCE

   Shares of common stock of the Company reserved for future issuance at December 31, 1998 are as follows (in thousands):

       Employee Stock Purchase Plan.................................    201,636
       Stock Options................................................ 15,026,483
       Manditorily Redeemable Convertible Preferred Stock...........  6,135,000
       Warrants.....................................................  1,265,000
                                                                     ----------
       Total........................................................ 22,628,119
                                                                     ==========

NOTE 11. STOCK REPURCHASE PROGRAM

   On July 21, 1998, the Company's Board of Directors authorized the Company to repurchase up to one million of Company's common stock for up to $10.0 million. On September 21, 1998, the Company's Board of Directors extended the program to 10% of the Company's outstanding share of common stock on a fully diluted basis, or approximately 5,900,000 shares, inclusive of the 1,000,000 share under the original program. The Company has repurchased approximately
3.5 million shares at an average price of $5.87 per share.

                              INPRISE CORPORATION

NOTE 12. EMPLOYEE BENEFIT PLANS

 Stock Option Plan

   As of December 31, 1998, the Company has various stock-based compensation plans. The Company applies APB 25 and related interpretations in accounting for its plans. No compensation costs have been recognized for its three stock option plans and its stock purchase plan. The Employee Option Plans ("EOP") allow for the grant of both incentive stock options and nonstatutory options. Certain options have been granted that vest daily or monthly over a specified vesting period from the date of grant. Options expire at the earlier of either three months after termination of employment or ten years after the date of grant.

   The Company also grants options to non-employee directors. Each non-employee director, on the date of election to the Board, is granted an option for the purchase of 30,000 shares of the Company's common stock. Upon the election of a non-employee director as Chairman of the Board such person is granted a further stock option of 30,000 shares of the Company's common stock. Additionally, at the annual stockholders' meeting each non-employee director is granted options of 7,500 shares (15,000 for a non-employee Chairman of the Board) of the Company's common stock. All such shares vest one-year from the date of grant.

   On February 27, 1998, the Company's stockholders approved (i) an amendment to the Company's 1997 Stock Option Plan to increase the aggregate number of shares of Inprise Common Stock reserved for issuance thereunder from 1.6 million shares to 3.3 million shares and (ii) an amendment to the Company's 1997 Employee Stock Purchase Plan to increase the number of shares of Inprise Common Stock available for purchase thereunder from 200,000 share to 400,000 shares.

   On June 5, 1998, the Company's stockholders approved (i) an amendment to the Company's 1997 Stock Option Plan to increase the number of shares of Inprise Common Stock reserved for issuance thereunder by 2.4 million and (ii) an amendment to the Company's 1997 Employee Stock Purchase Plan to increase the number of shares of Inprise Common Stock reserved for issuance thereunder by 100,000.

   In February 1997, substantially all outstanding options with a share price in excess of $6.44 were amended to an exercise price of $6.44 per share, the fair market value as of the date the repricing. A total of 4,718,355 options were amended.

   In August 1998, substantially all outstanding options with a share price in excess of $6.50 were amended to an exercise price of $6.50 per share, the fair market value as of the date of the repricing. A total of 6,452,541 options were amended.

                              INPRISE CORPORATION

   The following table summarizes the Company's stock option activity and related weighted average exercise prices within each category for the year ended December 31, 1998, the nine months ended December 31, 1997 and the year ended March 31, 1997 relating to the Company's stock option plans. Amounts are in thousands, except share price:

                             Year ended
                            December 31,   Nine Months Ended    Year Ended
                                1998       December 31, 1997  March 31,1997
                            -------------- ------------------ ---------------
                            Shares  Price   Shares    Price   Shares   Price
                            ------  ------ --------- -------- ------  -------
   Options outstanding at
    beginning of period....  9,348  $ 8.12    8,866    $ 7.59  7,357  $ 10.88
   Stock options:
     Granted or assumed.... 13,134  $ 7.02    3,437  $   8.46 10,074  $  6.52
     Exercised.............   (559) $ 4.52   (1,722) $   6.67   (321) $  7.77
     Canceled.............. (9,066) $ 9.10   (1,233) $   7.49 (8,244) $  9.26
                            ------  ------ --------  -------- ------  -------
   Options outstanding at
    end of period.......... 12,857  $ 6.43    9,348  $   8.12  8,866  $  7.59
                            ======  ====== ========  ======== ======  =======
   Exercisable.............  6,952            3,832            3,846
                            ======         ========           ======

   At December 31, 1998, approximately 2,169,000 shares were available for future grant under the option plans. All options granted under the plan for the year ended December 31, 1998, nine months ended December 31, 1997 and the year ended March 31, 1997 were priced at market value at the time of grant.

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

                                 Year Ended     Nine Months Ended   Year Ended
                              December 31, 1998 December 31, 1997 March 31, 1997
                              ----------------- ----------------- --------------
     Expected life...........     2.3 years         3.0 years       2.7 years
     Risk-free interest
      rate...................         4.64%             5.72%           6.60%
     Volatility..............         66.7%             68.6%           70.6%
     Dividend yield..........         0.00%             0.00%           0.00%

   The weighted-average fair value of the stock options granted under the EOP's during the year ended December 31, 1998, the nine months ended December 31, 1997 and the year ended March 31, 1997, as defined by SFAS 123, was $3.88, $4.81 and $3.20, respectively.

                              INPRISE CORPORATION

   The following table summarizes information about fixed stock options outstanding at December 31, 1998. Amounts are in thousands, except share price:

                                      Options Outstanding             Options Exercisable
                                -------------------------------  -----------------------------
   Range of          Number                        Weighted-         Number       Weighted-
   Exercise       Outstanding   Weighted-Average    Average      Exercisable at    Average
   Prices         at 12/31/98   Contractual Life Exercise Price     12/31/98    Exercise Price
   --------       -----------   ---------------- --------------  -------------- --------------
   (in thousands)  (in years)                    (in thousands)
   $ 0.29-$ 6.06      2,739           8.12           $ 5.03          1,726          $ 4.94
   $ 6.25-$ 6.44      2,281           6.60           $ 6.43          1,828          $ 6.43
   $ 6.50-$ 6.50      6,569           8.88           $ 6.50          1,465          $ 6.50
   $ 6.56-$41.88      1,208           7.60           $11.61            902          $13.14
   $49.00-$49.00         60           2.81           $49.00             60          $49.00
                     ------                                          -----
                     12,857                                          5,981
                     ======                                          =====

 InterBase Stock Option Plan

   In October 1998, the board of directors of InterBase approved the proposal to establish the InterBase Software Corporation 1998 Stock Option Plan ("InterBase Option Plan"). A total of 10,000,000 options were authorized for issuance under the InterBase Option Plan. Options granted under the InterBase Option Plan have a ten year term. The exercise price of options granted under the InterBase Option Plan may not be less than 85% of the fair market value of the common stock at the date of the grant for nonstatutory options, and 100% of the fair market value of the Company's common stock on the date of grant for incentive stock options. However, in the case of options granted to an optionee who owns stock representing more than 10% of the voting power of all classes of the Company's stock, the exercise price must not be less than 110% of the fair market value on the grant date and the maximum term of such options may not exceed five years. Certain stock option grants made during the year ended December 31, 1998 have accelerated vesting features that become effective under certain conditions in the event that there is a change of control of the Company. During the quarter ended December 31, 1998, InterBase granted approximately 8,024,000 options under the plan. The weighted average exercise price of these options was $0.075 per share.

 Stock Purchase Plans

   In April 1993 and August 1994, Visigenic adopted the Stock Purchase Plans (the "Stock Plans") and authorized the issuance of 780,936 shares thereunder to employees and consultants. Stock purchased under these Stock Plans generally vests ratably over a five year period. Unvested shares may be repurchased by Visigenic at the original issuance price in the event of the employee's or consultant's termination. Upon the consummation of the merger, these shares were converted into shares of the Company's common stock. As of December 31, 1998, 13,600 shares issued and outstanding under these Stock Plans were subject to repurchase. As of December 31, 1998, no further shares were available for issuance under the Stock Plans.

 Employee Stock Purchase Plan

   The Company has two Employee Stock Purchase Plans, the 1990 Employee Stock Purchase Plan (the "1990 ESPP") and the 1997 Employee Stock Purchase Plan (the "1997 ESPP"). The 1990 ESPP is not currently in use and will terminate in July 2000. The 1997 ESPP allows eligible employees of the Company and its subsidiaries to purchase shares of common stock through payroll deductions. Purchases are limited to 15% of the employee's compensation, subject to a maximum annual employee contribution limited to a $25,000 market value (calculated as the employee's enrollment price multiplied by the purchased shares) but limited to no more

                              INPRISE CORPORATION
than 2,500 shares of stock. The ESPP shares may be purchased by participants at the lower of 85% of the fair market value at the beginning of the offering period or the purchase date. Of the 1,350,000 shares of common stock that have been reserved for issuance under the two plans, 1,148,315 shares were issued through December 31, 1998. Sales under the two plans during the year ended December 31, 1998, the nine months ended December 31, 1997 and the year ended March 31, 1997 were 298,364, 77,426 and 142,573 shares of common stock at an average price of $5.63, $6.04 and $5.67 per share, respectively. Compensation cost (included in pro forma net income and net income per share amounts) is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following weighted average assumptions for the year ended December 31, 1998, the nine months ended December 31, 1997 and the year ended March 31, 1997, respectively: an expected life of six months; expected volatility of 67%, 69% and 71%; risk-free interest rates of 4.64%, 5.72% and 6.63%; and dividend yields of 0%. The weighted average fair value of those purchase rights granted during the year ended December 31, 1998, the nine months ended December 31, 1997 and the year ended March 31, 1997, as defined by SFAS 123, was $2.24, $4.60 and $3.24, respectively.

   Visigenic adopted an Employee Stock Purchase Plan (the "Visigenic ESPP") in June 1996. A total of 450,000 shares of common stock were reserved for issuance under the Visigenic ESPP. The Visigenic ESPP permitted eligible employees to purchase common stock at 85% of the lower of the fair market value of Visigenic common stock on the first day or the last day of each six-month period. A total of 122,421 shares were issued under the Visigenic ESPP. The common stock issued under this plan were converted into common stock of the Company upon the consummation of the merger, see Note 4.

 Pro Forma Net Income and Net Income Per Share

   Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by FAS 123, for awards granted under its stock option and stock purchase plans, the Company's pro forma net income and earnings per share for the year ended December 31, 1998, nine months ended December 31, 1997 and the year ended March 31, 1997 would have been as follows (amounts in thousands, expect per share data):

                               Year ended     Nine Months ended   Year ended
                            December 31, 1997 December 31, 1997 March 31, 1996
                            ----------------- ----------------- --------------
   Net income (loss):
     As reported...........     $  8,346          $ (3,894)       $(128,228)
     Pro Forma.............     $(12,982)         $(18,719)       $(144,512)

   Net income (loss) per
    share:
     As reported basic.....     $   0.16          $  (0.09)       $   (2.87)
     As reported diluted...     $   0.14          $  (0.09)       $   (2.87)

     Pro Forma basic.......     $  (0.26)         $  (0.38)       $   (3.23)
     Pro Forma diluted.....     $  (0.26)         $  (0.38)       $   (3.23)

   The pro forma amounts include compensation expense related to the year ended December 31, 1998, the nine months ended December 31, 1997 and the year ended March 31, 1997 stock option grants and stock purchase rights. In future years, the annual compensation expense will increase relative to the fair value of stock options and stock purchase rights granted in those future years.

 Profit Sharing Plan and Bonus Plans

   The Company has several bonus plans, which provide for additional compensation to most U.S. and certain non-U.S. employees. Charges to income for the plans were approximately $5.7 million, $2.8 million, and $12.7 million during the year ended December 31, 1998, nine months ended December 31, 1997 and the year ended March 31, 1997, respectively.

                              INPRISE CORPORATION

NOTE 13. STOCKHOLDER RIGHTS PLAN

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

NOTE 14. LITIGATION

   The Company and certain of its former officers and directors were named defendants in two lawsuits, Kaplan, et al vs. Kahn, et al, and, Crook, et al vs. Kahn, et al, originally filed in the United States District Court for the Northern District of California in 1993 and 1995, respectively. The lawsuits allege certain securities law violations by the Company and certain of its former officers and directors relating to periods between 1991 and 1994. In 1996, the parties entered into a stipulation to settle both lawsuits, the stipulation was submitted for court approval and monies were deposited in escrow to fund the settlement. At the time, the Company recorded a charge in the amount of its contribution to the settlement to be paid by the Company. On March 18, 1998, the Court preliminarily approved a revised settlement plan, which did not involve any further contribution by the Company. Notice of the settlement and the revised plan for allocating the settlement fund has been mailed to the members of the settlement class. The date for objections to the settlement has passed, and no member of the settlement class has served any objection to the settlement itself or the revised plan of allocation. A hearing is scheduled for April 29, 1999, and at that time, the court is expected to determine whether the stipulation of settlement should be approved. In the interim, the previously-established discovery cut-off and pretrial conferences dates remain vacated. The Company continues to believe that the revised settlement plan ultimately will be approved, but is unable to predict the outcome of this matter at this time. If these lawsuits are not settled and the cases are litigated, an adverse decision in either case could have a material adverse effect on the Company's financial condition and results of operations.

   Three securities class action lawsuits have been filed against the Company's OEC subsidiary, certain former officers and directors of OEC, and OEC's outside auditors which lawsuits allege certain securities laws violations prior to the Company's acquisition of OEC. These three lawsuits have been consolidated in the United States District Court for the District of Massachusetts under the name Zeid, et al. v. Open Environment Corp., et al. The parties have agreed to a settlement of the case subject to final documentation and court approval. If the settlement does not became final and the case is litigated, an adverse decision could have a material adverse effect on the Company's financial condition and results of operations.

   Western Imaging, Inc. ("Western Imaging") filed a complaint in the U.S. District Court for the Northern District of California in April 1997 against Visigenic (prior to the acquisition of Visigenic by the Company) and Corel Corporation ("Corel"), a licensee of Visigenic, alleging breach of contract and other claims relating to the sale by Visigenic of certain technology to Western Imaging. Western Imaging is seeking injunctive relief, unspecified damages, impoundment of the disputed software during the pendency of the litigation, and punitive damages. Prior to its acquisition by the Company, Visigenic had not sold or marketed the disputed software products since January 1995 and the Company does not utilize this technology in any current product offering. Visigenic agreed to defend Corel pursuant to the terms of its license to Corel. In August 1997, Visigenic and Corel filed an answer to the complaint denying Western Imaging's allegations. Pursuant to the Court's February 20, 1998 order, the parties completed a non-binding mediation on July 17, 1998. No settlement was reached. The parties have agreed to participate in a second mediation following discovery and a motion for

                              INPRISE CORPORATION
summary judgement, or, in the alternative, summary adjudication which Visigenic and Corel intend to file. A further case management conference took place on August 14, 1998 at which time discovery and motion cutoffs were set, and the trial was scheduled for April 5, 1999. The trial date has since been continued to August 21, 1999. The Company will file a motion for summary judgment which will be heard in April or May. The Company believes it has meritorious defenses to such claims and intends to defend the litigation vigorously. Because the results of the litigation, including any potential settlement, are uncertain, there can be no assurance that they will not have a material adverse effect on the Company's business, operating results and financial condition.

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

                              INPRISE CORPORATION

NOTE 15. WORLDWIDE OPERATIONS

   The Company has various wholly owned subsidiaries, which develop and/or market the Company's products in other countries. In certain international markets not covered by the Company's non-U.S. subsidiaries, the Company generally sells through independent distributors.

                              INPRISE CORPORATION

   In June 1997 FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes standards for reporting financial information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Reportable segments, as defined by SFAS 131, were identified based upon the internal reporting structure of the Company. Each reportable segment is responsible for marketing and selling all the Company's products and services within their predetermined geographical region. Intercompany transactions are recorded and either cost or applicable transfer price, as appropriate. Intercompany transactions and balances are eliminated upon consolidation. Summary financial information from the Company's reportable segments follows (amounts in thousands):

                                 Year ended     Nine Months Ended   Year Ended
                              December 31, 1998 December 31, 1997 March 31, 1997
                              ----------------- ----------------- --------------
Net revenues from
 unaffiliated customers:
  U.S. operations (including
   exports).................      $ 95,712          $ 63,037        $  78,954
  European operations.......        63,654            45,100           50,215
  Japan operations..........        16,924            20,075           26,366
  Other international
   operations...............        12,822            17,724           15,442
                                  --------          --------        ---------
Net revenues................      $189,112          $145,936        $ 170,977
                                  ========          ========        =========
Intercompany revenues U.S...      $  8,527          $  8,225        $  10,799
Eliminations................        (8,527)           (8,225)         (10,799)
                                  --------          --------        ---------
Reported intercompany
 revenue....................      $     --                --        $      --
                                  ========          ========        =========
Depreciation and
 amortization expense
  U.S. operations...........      $  8,013          $  8,021        $  11,617
  European operations.......           671               514              871
  Japan operations..........           384               378              578
  Other international
   operations...............           236               242              377
                                  --------          --------        ---------
Depreciation and
 amortization expense.......      $  9,304          $  9,155        $  13,443
                                  ========          ========        =========
Operating results:
  U.S. operations...........      $(50,452)         $(30,600)       $(146,554)
  European operations.......        26,757            17,960           10,005
  Japan operations..........         3,471             6,541            5,700
  Other international
   operations...............         2,298             1,551           (2,225)
                                  --------          --------        ---------
Operating loss..............      $(17,926)         $ (4,548)       $(133,074)
                                  ========          ========        =========
Long-lived assets:
  U.S. operations...........      $109,096          $105,866        $ 110,629
  European operations.......         1,427             1,436            1,783
  Japan operations..........         4,643             3,649            4,887
  Other International
   operations...............           369               410              705
                                  --------          --------        ---------
Long-lived assets ..........      $115,535          $111,361        $ 118,004
                                  ========          ========        =========
Identifiable assets:
  U.S. operations...........      $141,996          $126,426        $ 129,626
  European operations.......        13,937            14,058            9,003
  Japan operations..........         8,513             8,148            7,058
  Other international
   operations...............         4,981             4,641            6,019
                                  --------          --------        ---------
Identifiable assets.........       169,427           153,273          151,706
  General corporate assets
   (cash, cash equivalents,
   and short term
   investments).............        84,361           102,551           74,039
                                  --------          --------        ---------
Total assets................      $253,788          $255,824        $ 225,745
                                  ========          ========        =========

                              INPRISE CORPORATION

   Other international operations include activities of subsidiaries in Australia, Canada, Singapore, Tiawan and Hong Kong.

   Revenues, operating results and identifiable assets are classified by location of the Company's facilities rather than by customer location. Revenues related to product transfers between geographic areas were not significant. Export revenues from the U.S. represented $7.3 million, $10.0 million, $6.0 million during the year ended December 31, 1998, the nine months ended December 31, 1997 and the year ended March 31, 1997, respectively.

   For the year ended December 31, 1998, the nine months ended December 31, 1997 and the year ended March 31, 1997 sales to one customer, Ingram Micro and its subsidiaries, accounted for approximately 10%, 10%, and 11% of the Company's net revenues, respectively.

NOTE 16. INVESTMENT IN STARFISH SOFTWARE, INC.

   The Company had a minority common stock interest in Starfish Software, Inc. ("Starfish"). On September 23, 1998 ("Closing Date"), Motorola, Inc. ("Motorola") completed the acquisition of Starfish. The acquisition involved a combination of cash and Motorola common stock, part of which was withheld in escrow. Based upon the cash and common stock consideration not subject to escrow, the Company recorded a gain of approximately $16.6 million during the year ended December 31, 1998.

                                                                     SCHEDULE II

                              INPRISE CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

 For the Year ended December 31, 1998, The Nine Months ended December 31, 1997 and the Year ended March 31, 1997
                                 (in thousands)

                               Balance at  Charged to   Deductions Balance at
                               Beginning   Statements      From      End of
                               of Period  of Operations  Reserves    Period
                               ---------- ------------- ---------- ----------
December 31, 1998:
Allowance for sales returns,
 rebates and doubtful
 accounts.....................  $11,996      $22,613     $26,316    $ 8,293
December 31, 1997:
Allowance for sales returns,
 rebates and doubtful
 accounts.....................  $16,262      $13,661     $17,927    $11,996
March 31, 1997:
Allowance for sales returns,
 rebates and doubtful
 accounts.....................  $22,790      $28,382     $34,910    $16,262

                               INDEX TO EXHIBITS

  Exhibit
  Number                                Description
  -------                               -----------
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

 10.9(10)  1992 Stock Option Plan

 10.10(11) 1993 Stock Option Plan

 10.11(12) 1997 Stock Option Plan

 10.12(12) 1997 Employee Stock Purchase Plan

 22.1      Subsidiaries of the Registrant

 23.1      Consent of PricewaterhouseCoopers LLP, Independent Accountants

 23.2      Consent of Arthur Andersen LLP, Independent Public Accountants

 24.1      Powers of Attorney

 27.1      Financial Data Schedule

--------
 (1) Previously filed as an exhibit to Registrant's Registration Statement on Form S-4 (filed with the Commission on October 11, 1996) and incorporated herein by reference.
 (2) Previously filed as an exhibit to Registrant's Current Report on Form 8-K (filed with the Commission on November 21, 1997) and incorporated herein by reference.
 (3) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (filed with the Commission on August 13, 1998) and incorporated herein by reference.
 (4) Previously filed as an exhibit to Registrant's Amendment No. 1 to Registration Statement on Form S-1 (filed with the Commission on December 12, 1989) and incorporated herein by reference.

 (5) Previously filed as an exhibit to Registrant's Current Report on Form 8-K (filed with the Commission on July 14, 1997) and incorporated herein by reference.
 (6) Previously filed as an exhibit to Registrant's Registration Statement on Form S-8 (filed with the Commission on September 26, 1990) and incorporated herein by reference.
 (7) Previously filed as an exhibit to Registrant's Quarterly Report for the fiscal quarter ended September 30, 1997 (filed with the Commission on November 14, 1997) and incorporated by reference.
 (8) Previously filed as an exhibit to Registrant's Annual Report an Form 10-K for the year ended March 31, 1993 (filed with the Commission on July 2, 1993) and incorporated herein by reference.
 (9) Previously filed as an exhibit to Registrant's Current Report on Form 8-K (filed with the Commission on December 27, 1991) and incorporated herein by reference.
(10) Previously filed as an exhibit to Registrant's Registration Statement on Form S-8 (filed with the Commission on July 4, 1992) and incorporated herein by reference.
(11) Previously filed as an exhibit to Registrant's Registration Statement on Form S-8 (filed with the Commission on March 11, 1993) and incorporated herein by reference.
(12) Previously filed as an exhibit to Registrant's Registration Statement on Form S-8 (filed with the Commission on December 19, 1997) and incorporated herein by reference.
(13) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference.
(14) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended March 31, 1997 and incorporated herein by reference.