Form 10-K405/A
period 1998-12-31
INPRISE CORP
filed 1999-04-30
CIK 853273

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            _______________________

                          FORM 10-K/A AMENDMENT NO. 1


(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER: 0-16096
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

                                (831) 431-1000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                        SECURITIES REGISTERED PURSUANT
                       TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                   COMMON STOCK, PAR VALUE  $0.01 PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS
                               (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of registrant's voting common stock held by nonaffiliates of registrant, based upon the closing sale price of the common stock on March 31, 1999 as reported on the Nasdaq National Market, was approximately $203,522,000. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Outstanding shares of Registrant's common stock, $.01 par value, as of March 31, 1999: 47,204,909.

================================================================================

                                   PART III

Part III is replaced in its entirety as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS
---------

    Set forth below is certain information regarding the current directors of Inprise. Messrs. Hara and Lewis are management's nominees for election to the Board of Directors at Inprise's next Annual Meeting of Stockholders.


                                                                       DIRECTOR
NAME                       POSITION WITH INPRISE                  AGE    SINCE
---------------   ---------------------------------------------   ---  --------
Dale Fuller           President, Chief Executive Officer
                      and Director                                 40    1999
George Hara                       Director                         47    1990
David Heller                      Director                         54    1984
Stephen J. Lewis                  Director                         41    1993
William F. Miller                 Director                         73    1996
Harry J. Saal                     Director                         54    1996

CLASS I DIRECTORS NOMINATED FOR ELECTION TO A THREE-YEAR TERM AT THE 1999 ANNUAL MEETING

GEORGE HARA
Mr. Hara has been a managing partner of DEFTA Partners, a venture capital firm specializing in the information technology area since 1985. He is the founder of Data Control Ltd., a computer network provider, for which he served as President from 1984 until March 1997. Mr. Hara is also a director of Pixera, a digital camera manufacturer; Base Technologies, a systems integrator company; OREN Semiconductor, a digital noise filtering technology company for digital TV and set up boxes; TRADE'ex, an electronic commerce procurement software company; and Chairman of the International Board of Cybergold, an internet micropayment engine developer.

STEPHEN J. LEWIS
Mr. Lewis is the CEO since 1999 of All Bases Covered, an information technology consulting company serving the needs of small business. Prior to All Bases Covered, Mr. Lewis was the Managing Director of Generation Ventures, a China focused venture capital firm, from 1994 to 1998. From 1993 to 1994, Mr. Lewis was a managing director of SCM International Ltd., an international investment bank.

CLASS II DIRECTORS SERVING A THREE-YEAR TERM EXPIRING AT THE 2000 ANNUAL
MEETING

DALE FULLER
Joined Inprise in April 1999 as President and Chief Executive Officer. Prior to joining Inprise, Mr. Fuller was a private investor from 1998 to 1999. From 1996 to 1998 Mr. Fuller served as Chief Executive Officer at WhoWhere?, a leading Internet site. From 1995 to 1996 Mr. Fuller served as General Manager and Vice President of the PowerBooks Division at Apple Computer, a personal computer manufacturer. Prior to joining Apple Computer, Mr. Fuller served as General Manager and Vice President of the Portables Division at NEC, a personal computer manufacturer, from 1993 to 1995.

CLASS III DIRECTORS SERVING A THREE-YEAR TERM EXPIRING AT THE 2001 ANNUAL
MEETING

DAVID HELLER
Mr. Heller is a founder, and has served as a director and the President since 1982 of Pacific Technology Capital Corporation, a corporate finance advisory firm. Mr Heller also serves as a director of America West Golf Manufacturing, Inc., a golf club manufacturing company and Intelliseek Corporation, an Internet software company.

WILLIAM F. MILLER
Mr. Miller is the Herbert Hoover Professor Emeritus, Graduate School of Business, Stanford University and President Emeritus of SRI International. He is also Professor Emeritus of Computer Science, School of Engineering, Stanford University. In 1990, Dr. Miller retired after 11 years as President and CEO of SRI International. Until recently he served on the board of directors of Wells Fargo Bank and Co.; Varian Associates; Pacific Gas and Electric Company; First Interstate Bancorp; and Fireman's Fund Insurance Company. Mr. Miller serves on the boards of Sentius Corporation and Women.com, private companies and Commerce Net and Institute For Research on Learning, non-profit organizations.

HARRY J. SAAL
From 1995 to 1998 Dr. Saal served as a director of Network Associates, a network management and analysis company. In 1986, Dr. Saal founded Network General Corporation and was chairman of Network General Corporation prior to its acquisition by McAffee Associates in December 1997. From 1993 through 1995, Dr. Saal served as President and CEO of Smart Valley, Inc., a non-profit organization. Dr. Saal is also chairman of Imaging Technologies Corporation, a designer of controllers for laser printers and related devices. Dr. Saal also serves on the board of several non-profit organizations.


EXECUTIVE OFFICERS
------------------

  The following sets forth certain information regarding the current executive officers of Inprise.

NAME                               POSITION WITH INPRISE                    AGE
---------------           ---------------------------------------------     ---
Dale Fuller               President and Chief Executive Officer              40
Hobart McK. Birmingham    Chief Administrative Officer                       54
JoAnne M. Butler          Vice President, General Counsel and Secretary      44
John Floisand             President, borland.com division                    54
Jay Leite                 Chief Financial Officer                            51
James B. Weil             President, Inprise division                        52

DALE FULLER
Joined Inprise in April 1999 as President and Chief Executive Officer. Prior to joining Inprise, Mr. Fuller was a private investor from 1998 to 1999. From 1996 to 1998 Mr. Fuller served as Chief Executive Officer at WhoWhere?, a leading Internet site. From 1995 to 1996 Mr. Fuller served as General Manager and Vice President of the PowerBooks Division at Apple Computer, a personal computer manufacturer. Prior to joining Apple Computer, Mr. Fuller served as General Manager and Vice President of the Portables Division at NEC, a personal computer manufacturer, from 1993 to 1995.

HOBART MCK. BIRMINGHAM
Joined Inprise in February 1997 as Vice President and General Counsel, and was appointed Secretary in March 1997. Mr. Birmingham was promoted to Chief Administrative Officer in April 1999. Prior to joining Inprise, Mr. Birmingham served as Senior Director and Associate General Counsel at Apple Computer, a personal computer manufacturer, from 1995 to 1997. From 1988 to 1995 Mr. Birmingham was a partner with the law firm of Graham & James.

JOANNE M. BUTLER
Joined Inprise's legal staff in February 1992. Ms. Butler was promoted to Associate Corporate Counsel in 1993. In 1994, Ms. Butler was promoted to Corporate Counsel and served as Corporate Counsel from 1994 to 1999. In April 1999, Ms. Butler was promoted to Vice President, General Counsel and Secretary.

JOHN FLOISAND
Joined Inprise in April 1997 as Vice President, U.S. Sales. He was promoted to Vice President, Worldwide Sales in July 1997, to Senior Vice President in January 1998, and to President of borland.com in March 1999. Prior to joining Inprise, Mr. Floisand served in a variety of executive management positions for 11 years at Apple Computer, most recently as Senior Vice President of Worldwide Sales.

JAY LEITE
Joined Inprise in August 1998 as Vice President of Business Development. He was promoted to Chief Financial Officer in April 1999. Prior to joining Inprise, Mr. Leite was a partner since 1978 in Leite, Baird and Associates, a private accounting and consulting practice.

JAMES B. WEIL
Joined Inprise in November 1996 as Vice President-Sales. He was promoted to President of Inprise's InterBase subsidiary in April 1997. From January 1996 until November 1996, Mr. Weil was Vice President-Field Operations for Ramco Systems, an application software developer. From June 1994 through January 1995, Mr. Weil was Vice President-World Wide Sales for MDIS Systems, an application software developer.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

    Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC and the Nasdaq National Market. Directors, executive officers, and greater than ten percent holders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 1998, all filing requirements under Section 16(a) applicable to its directors and executive officers were met.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER MATTERS

    The following table sets forth information concerning the total compensation of the former Chief Executive Officer who served as CEO during 1998 and the four other highest compensated executive officers of the Company whose salary and bonus for the year ended December 31, 1998 exceeded $100,000 (the "Named Executive Officers") for (i) the year ended December 31, 1998, (ii) the nine-month period ended December 31, 1997 and (iii) the fiscal year ended March 31, 1997:


                           SUMMARY COMPENSATION TABLE




                                                                                          Long-Term
                                                                                         Compensation
                                                                                           Awards
                                               Annual Compensation                       ------------
                               ------------------------------------------------------     Securities         All Other
Name and Principal Position      Year     Salary       Bonus          Other Annual        Underlying        Compensation
                                                                      Compensation         Options (#)         ($)(1)
------------------------------------------------------------------------------------------------------------------------
Delbert W. Yocam (2)             1998     $399,538   $  247,600               --           520,000(4)          $4,311
Former Chairman of               1997*    $276,923   $  240,000       $   55,333(3)        580,000(4)          $2,077
 the Board and Former            1996**   $110,769   $3,864,184(5)    $3,849,908(6)      1,100,000                 --
 Chief Executive Officer
------------------------------------------------------------------------------------------------------------------------
Hobart McK. Birmingham           1998    $219,653   $    53,672       $   18,250(7)        140,000(4)          $3,575
Chief Administrative Officer     1997*   $146,154   $    57,000       $   15,506(8)        140,000             $1,425
                                 1996**  $ 21,923            --               --           175,000                 --
------------------------------------------------------------------------------------------------------------------------
Kathleen M. Fisher(2)(9)         1998    $219,769   $    59,400               --           315,000(4)          $4,241
Former Vice President,           1997*   $130,769   $    66,665               --           315,000             $  808
 Finance and Former Chief        1996**        --            --               --                --                 --
 Financial Officer
------------------------------------------------------------------------------------------------------------------------
John Floisand(9)                 1998    $274,711   $    79,372       $    7,199(11)       420,000(4)          $4,368
President, borland.com           1997*   $181,506   $   275,000(10)   $    5,261(11)       420,000             $1,250
 division                        1996**        --            --               --                --                 --
------------------------------------------------------------------------------------------------------------------------
Richard A. LeFaivre(2)(9)        1998    $274,711   $    79,372               --           420,000(4)          $4,052
Former Sr. Vice President        1997*   $167,308   $   191,665(12)           --           420,000             $1,790
Research and Development         1996**        --            --               --                --                 --
------------------------------------------------------------------------------------------------------------------------

*    Represents the nine-month period ended December 31, 1997.
**   Represents the fiscal year ended March 31, 1997.
(1) Unless otherwise noted, consists of the Company's matching payments under its 401(k) Plan.
(2) Individual is a former executive officer of Inprise. See "Employment Contracts, Termination of Employment and Change in Control Agreements."
(3)  Consists of relocation expenses.
(4) Includes options amended on August 17, 1998 to reduce the exercise price to $6.50, the market closing price on such date. Excludes options for equal number of shares that may be deemed canceled on such date as a consequence of the repricing.
(5)  Includes a $3,744,184 one time sign-on bonus.
(6) Includes a $3,827,364 payment for the purchase of a residence. See "Employment Contracts, Termination of Employment and Change in Control Agreements."
(7)  Consists of housing allowance and relocation expenses.
(8)  Consists of housing allowance.
(9) The person indicated was not an executive officer of the Company during fiscal year ended March 31, 1997.
(10) Includes a $200,000 one time sign-on bonus.
(11) Consists of car allowance.
(12) Includes a $125,000 one time sign-on bonus.

            STOCK OPTION GRANTS IN THE YEAR ENDED DECEMBER 31, 1998

    The following table shows individual grants made during the calendar year ended December 31, 1998 to Named Executive Officers, and hypothetical gains for the options at the end of their respective ten (10) year terms. We have assumed annualized growth rates of the market price of our Common Stock over the exercise price of the option of five percent (5%) and ten percent (10%), running from the date the option was granted to the end of the option term. Actual gains, if any, on option exercises depend on the future performance of Inprise's Common Stock and overall market conditions.

                                              Individual Grants(1)
                           -----------------------------------------------------------------
                                                    % of
                                                   Total                                      Potential Realizable Value at
                              Number of         Options/SARs                                      Assumed Annual Rates of
                             Securities          Granted to        Exercise                      Stock Price Appreciation
                             Underlying         Employees in       or Base                           for Option Term
                              Options             Fiscal            Price       Expiration      ---------------------------
Name                        Granted(#)(2)         Year(3)          ($/sh)         Date(4)        5%($)          10%($)
---------------------------------------------------------------------------------------------------------------------------
Delbert W. Yocam(5)         580,000(6)             5.52%            6.500         09/5/07        2,093,380       5,163,676
Former Chairman of the      520,000(7)             4.95%            6.500         2/27/08        2,001,244       5,004,002
 Board and Former Chief
 Executive Officer
--------------------------------------------------------------------------------------------------------------------------
Hobart McK. Birmingham      140,000(8)(9)          1.33%            6.500        10/21/07          514,028       1,272,463
Chief Administrative
 Officer
--------------------------------------------------------------------------------------------------------------------------
Kathleen M. Fisher(5)       200,000(10)            1.91%            6.500        05/05/07          688,884       1,683,208
Former Vice President,      115,000(10)            1.10%            6.500        10/21/07          422,237       1,045,237
 Finance and Former Chief
 Financial Officer
--------------------------------------------------------------------------------------------------------------------------
John Floisand               225,000(7)(11)         2.14%            6.500        04/07/07          766,636       1,869,160
President, borland.com      195,000(7)(12)         1.86%            6.500        10/21/07          715,968       1,772,359
 division
--------------------------------------------------------------------------------------------------------------------------
Richard A. LeFaivre(5)      250,000(13)            2.38%            6.500        04/30/07          859,445       2,099,144
Former Sr. Vice President   170,000(13)            1.62%            6.500        10/21/07          624,177       1,545,133
 Research and Development
--------------------------------------------------------------------------------------------------------------------------

(1) Inprise did not grant any stock appreciation rights during the year ended December 31, 1998.
(2) The Company's option plans are currently administered by the Organization and Compensation Committee of the Board of Directors. The Organization and Compensation Committee determines the eligibility of employees and consultants, the number of shares to be granted, and the terms of such grants. All options granted during the year ended December 31, 1998 have an exercise price equal to the fair market value on the date of grant. Options generally vest 25% one year from the date of grant and ratably over the remaining three years either on a daily or a monthly basis. Certain options have been granted that vest daily or monthly over a specified vesting period from the date of grant. Options expire at the earlier of either three months after termination of employment or ten years after the date of grant.
(3) The Company granted options to purchase an aggregate of 10,533,280 shares to all employees and consultants for the year ended December 31, 1998.
(4) Options may terminate before their expiration date upon the termination of optionee's status as an employee or consultant or upon the optionee's death or disability.
(5) Individual is a former executive officer of Inprise. See "Employment Contracts, Termination of Employment and Change in Control Agreements."
(6) Option exercise price amended from $8.875 to $6.50 on August 17, 1998. All unvested options vested in full on March 31, 1999 upon termination of optionee's status as an employee of Inprise. Options are exercisable on or before June 30, 1999. See "Employment Contracts, Termination of Employment and Change in Control Agreements."

(7) Stock options granted under the Company's 1997 Stock Option Plan. Option price amended from $9.3125 to $6.50 on August 17, 1998. All unvested options vested in full on March 31, 1999 upon termination of optionee's status as an employee of Inprise. Options are exercisable on or before July 11, 1999.
(8) Upon an acquisition or a change in control of the Company the vesting of all options will be accelerated and shall be exercisable in full.
(9) Twenty-five percent of the options vested on February 10, 1998, with the remaining 75% of the option vesting over the remaining three years on a daily basis. Option price amended from $10.375 to $6.50 on August 17, 1998.
(10) Twenty-five percent of the options vested on April 30, 1998, with the remaining 75% of the options vesting over the remaining three years on a daily basis. Option price amended from $7.0625 to $6.50 on August 17, 1998. As of March 31, 1999, the date optionee's status as an employee of Inprise terminated, 149,907 options were vested. Such vested options are exercisable on or before June 30, 1999.
(11) Stock options granted under the Company's 1992 Stock Option Plan. Options vest in accordance with a three year vesting schedule (one-third of the shares vested on the anniversary of the grant date April 7, 1997, with the remaining two-thirds vesting over the remaining two years on a daily basis). Option price amended from $6.8125 to $6.50 on August 17, 1998.
(12) Approximately 16% of the options vested on April 7, 1998, thereafter 30% vest daily for two years with the remaining 54% vesting daily from April 8, 2000 through April 7, 2001. Option price amended from $10.3750 to $6.50 on August 17, 1998.
(13) Twenty-five percent of the options vested on May 5, 1998, with the remaining 75% of the options vesting over the remaining three years on a on a daily basis. Option price amended from $6.8125 to $6.50 on August 17, 1998. As of May 30, 1999, the date optionee's options will cease to vest, 218,559 options will have vested. Such options are exercisable on or before August 31, 1999.

      AGGREGATE OPTION EXERCISES DURING THE YEAR ENDED DECEMBER 31, 1998
                          AND YEAR END OPTION VALUES

    The following table shows all stock options exercised by the Named Executive Officers for the calendar year ended December 31, 1998. The "Value Realized" column reflects the difference between the market value of the underlying securities at the actual exercise date minus the exercise price of the options. The "Value of Unexercised In-The-Money Options" column reflects the difference between the market value at the end of the calendar year and the exercise price of in-the-money options.

                                                         Number of Securities                             Value of Unexercised
                         Shares (#)      Value          Underlying Unexercised                            In-The-Money Options
                          Acquired      Realized          Options at Year End                                at Year End($)(1)
                                                     -------------------------------                   ----------------------------
         Name            on Exercise      ($)        Exercisable       Unexercisable                   Exercisable    Unexercisable
-----------------------------------------------------------------------------------------------------------------------------------
Delbert W. Yocam(2)          --           --           1,804,415            395,585                           --              --
-----------------------------------------------------------------------------------------------------------------------------------
Hobart McK. Birmingham       --           --             138,823            176,177                           --              --
-----------------------------------------------------------------------------------------------------------------------------------
Kathleen M. Fisher(2)        --           --             130,501            184,499                           --              --
-----------------------------------------------------------------------------------------------------------------------------------
John Floisand                --           --             181,545            238,455                           --              --
-----------------------------------------------------------------------------------------------------------------------------------
Richard A. LeFaivre(2)       --           --             175,441            244,559                           --              --
-----------------------------------------------------------------------------------------------------------------------------------

(1) Market value of underlying securities based on the closing price of the Company's Common Stock on December 31, 1998 on the Nasdaq National Market of $5.50, minus the exercise price.
(2) Individual is a former executive officer of Inprise. See "Employment Contracts, Termination of Employment and Change in Control Agreements."


COMPENSATION OF DIRECTORS
--------------------------

    Inprise paid fees to each non-employee director for his services during 1998. Fees paid include an annual retainer of $24,000, plus $1,000 for attendance at each meeting of the Board of Directors and for each meeting of a Committee of the Board on which they serve.

    Non-employee directors also participate in the Company's 1997 Stock Option Plan, which provides options to purchase 30,000 shares of the Company's Common Stock as of the date an individual becomes a non-employee director. In addition, at every annual meeting of the stockholders of the Company each then-serving non-employee director receives an option to purchase 7,500 shares. All options granted under the 1997 Stock Option Plan have a ten-year term and an exercise price equal to 100% of the fair market value of the underlying stock on the date of grant. The options may not be exercised until the non-employee director has served as a member of the Board of Directors for one year from the date the option is granted.

    On June 5, 1998, options were granted to each of Messrs. Hara, Heller, Lewis, Miller, and Saal to purchase 7,500 shares of the Company's Common Stock at an exercise price of $8.3750 per share, the fair market value of the Company's Common Stock on the date of the grant.


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
---------------------------------------------------------------------
ARRANGEMENTS
------------

    Hobart McK. Birmingham  Mr. Birmingham entered into an at will employment
    ----------------------
agreement with the Company dated February 1997. Mr. Birmingham is the Chief Administrative Officer. Mr. Birmingham's salary package is as follows: (i) a current annual base salary of $232,000, (ii) an annual performance bonus of up to 100% of base salary, (iii) a housing allowance not to exceed $1,500 per month and (iv) all standard benefits available to the Company's other executives. Mr. Birmingham was granted options to purchase 175,000 shares of Common Stock at a price of $6.375 per share under the 1992 Stock Option Plan. In addition, Mr. Birmingham was granted options to purchase 140,000 shares of Common Stock at a price of $10.375 per share under the 1997 Stock Option Plan. The exercise price of these options was amended from $10.375 to $6.50 on August 17, 1998.

    John Floisand  Mr. Floisand entered into an at will employment agreement
    -------------
with the Company dated March 1997. Mr. Floisand is the President of borland.com Mr. Floisand's salary package is as follows: (i) an annual base salary of $250,000, (ii) an annual performance bonus of 40% of base salary, (iii) a signing bonus of $200,000, (iv) a car allowance and (v) all standard benefits available to the Company's other executives. Mr. Floisand was granted options to purchase 225,000 shares of Common Stock at a price of $6.8125 per share under the 1992 Stock Option Plan. The exercise price of these options was amended from $6.8125 to $6.50 on August 17, 1998. In addition, Mr Floisand was granted options to purchase 195,000 shares of Common Stock at a price of $10.375 per share under the 1997 Stock Option Plan. The exercise price of these options was amended from $10.375 to $6.50 on August 17, 1998.

    Delbert Yocam Mr. Yocam is the former Chairman of the Board and former Chief
    -------------
Executive Officer. Mr. Yocam entered into an at will employment agreement with the Company, dated November 1996 (as amended, the "Agreement"). Mr. Yocam's salary package is as follows: (ii) an annual base salary of $360,000 during the term of the Agreement, (ii) an annual performance bonus ranging from 50% to 300% of base salary and (iii) all standard benefits available to other executives of the Company. Mr. Yocam received a signing bonus in an amount calculated to provide Mr. Yocam $2,000,000 after taxes, corresponding to a gross payment by the Company of approximately $3,744,184. Under the Agreement and the accompanying nonstatutory stock option agreement, Mr. Yocam was granted an option to purchase 1,100,000 shares of the Company's Common Stock at a price of $5.50 per share. This option became vested in full upon Mr. Yocam's termination without cause on March 31, 1999.

    Mr. Yocam was awarded an option to purchase 580,000 shares of Common Stock of the Company at a price of $8.875 per share under the 1992 and 1997 Stock Option Plans. The option price was amended from $8.875 to $6.50 on August 17, 1998. In addition, Mr. Yocam was awarded an option to purchase 520,000 shares of Common Stock at a price of $9.3125. The exercise price was amended from $9.3125 to $6.50 on August 17, 1998. Each of these options became vested in full upon Mr. Yocam's termination without cause on March 31, 1999.

    The Agreement further provided for an unsecured, interest free loan in the amount of $2,000,000 which was paid to Mr. Yocam to assist with the purchase of a new residence in California. The Company agreed to forgive the entire loan balance as of February 28, 1997 and to pay all income and other tax liabilities of Mr. Yocam associated with such forgiveness, resulting in a gross payment by the Company of approximately $3,827,364. The Agreement also required the Company to reimburse Mr. Yocam for all moving and other relocation expensed in connection with relocating his residence to California and for temporary living expenses, up to a maximum of $200,000. On July 22, 1997, the Company entered into a second amendment to the Agreement pursuant to which the allocation of the $200,000 was revised such that the relocation and temporary residence benefits payable to Mr. Yocam were reduced from $150,000 to $125,000, and his reasonable living and travel expenses were increased from $50,000 to $75,000. On September 5, 1997, the Company entered into a third amendment to the Agreement pursuant to which the Agreement was amended to extend the term of the Agreement to December 31, 2000.

    On March 31, 1999, Mr. Yocam resigned as Chairman of the Board and Chief Executive Officer. Pursuant to the Agreement, Mr. Yocam is entitled to receive, among other things, continued salary payments and bonus payments equal to 50% of his annual base salary through December 31, 2000.

    Kathy Fisher  Ms. Fisher is the former Vice President, Finance and former
    ------------
Chief Financial Officer. Ms. Fisher entered into an at will employment agreement with the Company dated May 1997. Ms. Fisher's salary package is as follows: (i) an annual base salary package of $200,000, (ii) an annual base performance bonus of up to 50% of base salary and (iii) all standard benefits available to the Comapny's other executives. Ms. Fisher was granted options to purchase 315,000 shares of Common Stock at a price of $6.50 per share under the 1992 and 1997 Stock Option Plans. On April 2, 1999 Ms. Fisher resigned as Vice President, Finance and Chief Financial Officer of the Company. Ms. Fisher's employment agreement entitled her to a severance payment equal to twelve (12) months of base salary.

    Richard LeFaivre  Mr. LeFaivre is the former Senior Vice President, Research
    ----------------
and Development, Inprise division. Mr. LeFaivre entered into an at will employment agreement with the Company, dated April 1997. Mr. LeFaivre's salary package is as follows: (i) an annual base salary package of $250,000, (ii) an annual base performance of up to 40% of base salary, (iii) a sign on bonus of $125,000 and (iv) all standard benefits available to the Company's other executives. Mr. LeFaivre was granted options to purchase 420,000 shares of Common Stock at a price of $6.50 per share under the 1997, 1993 and 1992 Stock Option Plans. On March 31, 1999 Mr. LeFaivre's position as Senior Vice President, Research and Development, Inprise division was terminated due to a Company restructuring. Mr. LeFaivre's employment agreement entitled him to a severance payment equal to twelve (12) months of base salary. In lieu of notice, Mr. LeFaivre received a lump sum payment equal to his salary for sixty (60) calendar days on March 31, 1999. Mr. LeFaivre will continue to receive all standard benefits available to other executives paid by the Company until May 30, 1999. Mr. LeFaivre's stock options will continue to vest through May 30, 1999, in accordance with the terms of his stock option agreements.

    Severance Plan  In January 1997, the Company adopted a severance plan which
    --------------
provides Vice-Presidents of the Company, including Messrs. Birmingham and Floisand, with severance payments equal to twelve (12) months of base pay, the continuation of medical and other benefits for up to sixty days plus the reimbursement of $10,000 in outplacement expenses.

    Change in Control Agreements  The Company entered into Change in Control
    ----------------------------
Agreements with Messrs. Birmingham and Floisand. The agreement provides each officer with certain severance benefits in case of his termination following a change in control. The agreement provides each officer with enhanced financial security and sufficient incentive and encouragement to remain with the Company after a change in control. Upon occurrence of a change in control, all unvested options to purchase shares of stock shall become immediately vested in full. If an officer is involuntarily terminated following a change in control, the officer shall receive severance pay in an amount equal to his annual base salary. The severance pay shall be paid in a lump sum within thirty days of termination. The Company will continue said officer's existing health insurance coverage. If not permitted by law, the Company will reimburse the officer for any COBRA premiums paid by him for health coverage. This benefit shall continue until the earlier of (i) twelve (12) months or (ii) commencement of new employment. If the officer is terminated for cause or voluntarily resigns following a change in control, he will not be entitled to receive any severance pay or benefits.

    Options  The options granted to Mr. Birmingham are subject to the Company's
    -------
stock option plans, with one quarter of the options vesting one year after the date of the grant, and the remaining options vesting daily over the following three years. Mr. Floisand's options vest periodically. In case of a change in control, the vesting will be accelerated, resulting in the options fully vesting.

    Terms in Employment Agreements  The employment agreements with Messrs.
    ------------------------------
Floisand and Birmingham contain the terms "acquisition of the Company" and "change in control." "Acquisition of the Company" means a merger or other transaction in which the Company or substantially all its assets are sold or merged and as a result of such transaction, the holders of our Common Stock prior to such transaction do not own or control a majority of the outstanding shares of the successor corporation. The term "change in control" means the election of nominees constituting a majority of the Board of Directors prior to such election or acquisition by a third party of twenty percent (20%) or more of the outstanding shares which acquisition was without approval of a majority of the Board of Directors in office prior to such acquisition.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of April 19, 1999 , with respect to the beneficial ownership of the Company's Common Stock by (i) each stockholder known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock; (ii) each current director and director-nominee; (iii) each executive officer named in the Summary Compensation Table; and (iv) all current executive officers and directors as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

                                                                       AMOUNT AND NATURE OF   PERCENT OF
NAME                                                                   BENEFICIAL OWNERSHIP     CLASS
----                                                                   ---------------------  ---------
5% STOCKHOLDERS:
Merrill Lynch & Co., Inc.(1)..........................................       6,384,800         13.32%
Neuberger & Berman, LLC(2)............................................       4,558,100          9.51%
Robert Coates(3)......................................................       3,015,500          6.18%

EXECUTIVE OFFICERS AND DIRECTORS:
Delbert W. Yocam(4)(5)................................................       2,200,000          4.32%
George Hara(6)........................................................         127,500             *
David Heller(7).......................................................         212,500             *
Stephen J. Lewis(8)...................................................         103,140             *
William F. Miller(9)..................................................         120,000             *
Harry J. Saal(10).....................................................          82,500             *
John Floisand(11).....................................................         164,370             *
Richard A. LeFaivre(4)(12)............................................         218,559             *
Hobart McK. Birmingham(13)............................................         177,977             *
Kathleen M. Fisher(4)(14).............................................         167,933             *
All current directors and executive officers a group
(10 persons)(15)......................................................       1,369,949          2.81%

_______________
 *    Less than 1%
(1) Information is based on a Schedule 13G/A filed February 11, 1999. Number of shares which may be deemed beneficially owned includes shares held by various funds related to or managed by Merrill Lynch & Co., Inc. The address of Merrill Lynch & Co., Inc. is World Financial Center, North Tower, 250 Vesey Street, New York, New York 10281.
(2) Information is based on a Schedule 13G filed February 11, 1999. Number of shares which may be deemed beneficially owned includes shares held by various funds related to or managed by Neuberger & Berman LLC and Neuberger & Berman Management Inc. The address of Neuberger & Berman is 605 Third Ave., New York, New York 10158.

(3) Information is based on a Schedule 13D filed April 19, 1999 by Robert Coates and Management Insights, Inc., of which Robert Coates and Suzanne Coates are the sole stockholders. The address of Management Insights, Inc. is 5501 LBJ Freeway, Suite 815, Dallas, TX 75240.

(4)   Individual is no longer an executive officer of Inprise.
(5) Represents options exercisable within 60 days of April 19, 1999 to acquire 2,200,000 shares.
(6) Represents options exercisable within 60 days of April 19, 1999 to acquire 127,500 shares.
(7) Represents options exercisable within 60 days of April 19, 1999 to acquire 212,500 shares.
(8) Includes options exercisable within 60 days of April 19, 1999 to acquire 97,500 shares.
(9) Represents options exercisable within 60 days of April 19, 1999 to acquire 120,000 shares.
(10) Represents options exercisable within 60 days of April 19, 1999 to acquire 82,500 shares.
(11) Represents options exercisable within 60 days of April 19, 1999 to acquire 164,370 shares.
(12) Represents options exercisable within 60 days of April 19, 1999 to acquire 218,559 shares.
(13) Includes options exercisable within 60 days of April 19, 1999 to acquire 177,422 shares.
(14) Includes options exercisable within 60 days of April 19, 1999 to acquire 166,933 shares.
(15) Includes options exercisable within 60 days of April 19, 1999 to acquire 1,363,402 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On March 31, 1999, James B. Weil, the Company's current President of its Inprise division and formerly President of its InterBase Software subsidiary ("InterBase"), agreed to forfeit options to acquire 2,500,000 shares of InterBase common stock exercisable at $0.075 per share. In consideration for the forfeiture of such options, Mr. Weil was paid $0.683 for each outstanding option ($1,707,500 in the aggregate).

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      INPRISE CORPORATION

                                      By:  /s/ DALE FULLER
                                           ---------------------------
                                               Dale Fuller
                                               President and
                                               Chief Executive Officer


Dated: April 30, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                      TITLE:                                         DATE:
            ---------                      ------                                         -----
By:  /s/ DALE FULLER                President and Chief Executive Officer              April 30, 1999
   ------------------------------   (Principal Executive)
         Dale Fuller

By:  /s/ JAY LEITE                  Chief Financial Officer                            April 30, 1999
   ------------------------------   (Principal Financial
         Jay Leite                  and Accounting Officer)


By:  *  Harry J. Saal               Director                                           April 30, 1999
   ------------------------------
        Harry J. Saal

By:  *  George Hara                 Director                                           April 30, 1999
   ------------------------------
        George Hara

By:  *  David Heller                Director                                           April 30, 1999
   ------------------------------
        David Heller

By:  *  Stephen J. Lewis            Director                                          April 30, 1999
   ------------------------------
        Stephen J. Lewis

By:  *  William F. Miller           Director                                          April 30, 1999
   ------------------------------
        William F. Miller

*By:  /s/  HOBART MCK. BIRMINGHAM                                                     April 30, 1999
    -----------------------------
           Hobart McK. Birmingham
           Attorney-in-Fact