Form 10-Q
period 1999-03-31
INPRISE CORP
filed 1999-05-17
CIK 853273

                                  FORM 10-Q


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ________________


     {X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   -------    EXCHANGE ACT OF 1934


              For the quarterly period ended MARCH 31, 1999


   _______ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

           YES      [X]          NO  ______
                 ---------

  The number of shares of common stock outstanding as of March 31, 1999 was 47,204,909.

                              INPRISE CORPORATION

                               TABLE OF CONTENTS

                                                                                                 Page
                                                                                                -----

PART I                      FINANCIAL INFORMATION
Item 1.                     Condensed Consolidated Financial Statements

                            Condensed Consolidated Balance Sheets
                            at March 31, 1999 and December 31, 1998.............................  3

                            Condensed Consolidated Statements of Operations
                            for the three months ended March 31, 1999 and 1998..................  4

                            Condensed Consolidated Statement of Comprehensive Income
                            for the three months ended March 31, 1999 and 1998..................  5

                            Condensed Consolidated Statements of Cash Flows
                            for the three months ended March 31, 1999 and 1998..................  6

                            Notes to Condensed Consolidated Financial Statements...............   7

Item 2.                     Management's Discussion and Analysis
                            of Financial Condition and Results of Operations...................  11

Item 3.                     Quantitative and Qualitative Disclosure
                            About Market Risk..................................................  32

PART II                     OTHER INFORMATION

Item 1.                     Legal Proceedings..................................................  34

Item 6.                     Exhibits and Reports on Form 8-K...................................  35

                            Signatures.........................................................  35

PART I  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                              INPRISE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
          (IN THOUSANDS, EXCEPT PAR VALUE SHARE AMOUNTS; UNAUDITED)

                                                                March 31,   December 31,
                                                                 1999           1998
                                                             ---------------------------
ASSETS
Current assets:
        Cash and cash equivalents                             $   61,834      $   81,137
        Short-term investments                                       458           3,225
        Accounts receivable, net                                  38,384          43,515
        Inventories                                                  749             763
        Other                                                      9,897           9,613
                                                             ---------------------------
                Total current assets                             111,762         138,253
Property and equipment, net                                      110,530         111,149
Other non-current assets                                           5,600           4,386
                                                             ---------------------------
                Total assets                                  $  227,892      $  253,788
                                                             ===========================

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                      $   11,695      $   12,280
        Accrued expenses                                          36,348          35,954
        Short-term restructuring                                   7,305           3,274
        Income taxes payable                                       2,827      $    2,983
        Deferred revenue                                          15,033          14,513
        Other                                                     10,456           7,764
                                                             ---------------------------
                Total current liabilities                         83,664          76,768

Long-term debt and other                                          18,620          19,138

Mandatorily redeemable convertible preferred stock:
  $50,000 par value; 1,470 shares authorized; 738
  shares issued and outstanding.                                  36,899          36,873

Stockholders' equity:
        Preferred stock: $.01 par value; 1,000,000
          shares authorized; none issued or outstanding                -               -

        Common stock: $.01 par value; 100,000,000
          shares authorized; 47,204,909 and 48,140,000
          shares issued and outstanding                              472             481
        Additional paid-in capital                               386,618         386,468
        Accumulated deficit                                     (277,366)       (251,751)
        Cumulative comprehensive income                            4,190           6,155
                                                             ---------------------------
                                                                 113,914         141,353
Common stock in treasury, at cost - 4,473,800
  and 3,472,000 shares                                           (25,205)        (20,344)
                                                             ---------------------------
                Total liabilities and stockholder's equity   $   227,892      $  253,788
                                                             ===========================

        See accompanying notes to condensed consolidated financial statements.


                              INPRISE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)


                                                      Three Months Ended
                                                            March 31,
                                                    -----------------------
                                                       1999         1998
                                                    -----------------------

Licenses and other revenue                          $  37,920     $  41,043
Service revenue                                         5,495         5,443
                                                    -----------------------
        Net Revenue                                    43,415        46,486
                                                    -----------------------
Cost of licenses and other revenue                      5,750         2,926
Cost of service revenue                                 5,426         3,458
                                                    -----------------------
        Cost of revenue                                11,176         6,384
                                                    -----------------------
Gross Profit                                           32,239        40,102
                                                    -----------------------
Selling, general and administrative                    32,977        27,302
Research and develoment                                10,906        11,171
Restructuring and merger related charges                6,959        19,282
Other non-recurring charges                             8,193             -
                                                    -----------------------
        Total operating expenses                       59,035        57,755
                                                    -----------------------
Operating Loss                                        (26,796)      (17,653)
Interest income, net and other                          2,235           598
                                                    -----------------------
Loss before income taxes                              (24,561)      (17,055)
Income tax provision (benefit)                          1,028        (3,612)
                                                    -----------------------
Net Loss                                            $ (25,589)    $ (13,443)
                                                    =======================
Net Loss per share -- basic and diluted             $   (0.54)    $   (0.27)
                                                    =======================
Shares used in computing net loss per share            47,753        50,863
                                                    =======================


   See accompanying notes to condensed consolidated financial statements.

                              INPRISE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (IN THOUSANDS; UNAUDITED)



                                                        Three Months Ended
                                                              March 31,
                                                      ----------------------
                                                         1999        1998
                                                      ----------------------
Net loss                                              $ (25,589)  $ (13,443)
Other comprehensive loss:
    Foreign currency translation adjustments            (1,965)       (205)
                                                      ----------------------
Comprehensive loss                                    $ (27,554)  $ (13,648)
                                                      ======================


    See accompanying notes to condensed consolidated financial statements.

                             INPRISE CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                           (IN THOUSANDS; UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                           1999         1988
                                                      --------------------------
Cash flows from operating activities:
     Net loss                                         $  (25,589)   $  (13,443)
     Adjustments to reconcile net loss to net
      cash used by operating activities:
          Depreciation and amortization                    3,662         1,884
          (Gain)/loss on disposal of fixed assets            (18)        2,522
           Gain on sale of investment                    (1,263)            -
     Change in assets and liabilities:
          Accounts receivable                              3,552        (5,593)
          Inventories                                         14          (251)
          Other assets                                      (814)         (821)
          Accounts payable, accrued expenses and
           short-term restructuring                        4,119        12,073
          Income taxes payable                              (156)       (3,285)
          Other (primarily deferred revenue and long-
           term restructuring)                             3,309         1,293
                                                      --------------------------
          Cash used by operating activities              (13,184)       (5,621)
                                                      --------------------------

Cash flows from investing activities:
     Acquisition of property and equipment                (3,043)       (4,162)
     Sale of fixed assets                                     18            12
     Net change in short-term investments                  2,767           (24)
     Proceeds from sale of long-term investment              529             -
                                                      --------------------------
          Cash provided (used in) by investing
           activities                                        271        (4,174)
                                                      --------------------------


Cash flows from financing activities:
     Proceeds from issuance of common stock, net              36           985
     Repurchase of common stock                           (4,871)            -
     Repayment of capital lease
      obligations and other debt activity                    (26)          (33)
                                                      --------------------------
          Cash (used in) provided by financing
           activities                                     (4,861)          952
Effect of exchange rates on cash                          (1,529)           21
                                                      --------------------------
Net change in cash and cash equivalents                  (19,303)       (8,822)
Cash and cash equivalents at beginning of period          81,137       100,707
                                                      --------------------------
Cash and cash equivalents at end of period             $  61,834    $   91,885
                                                      ==========================

    See accompanying notes to condensed consolidated financial statements.

                              INPRISE CORPORATION

        Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results that may be expected for any future period. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

NOTE 2.  EARNINGS (LOSS) PER SHARE

Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of mandatorily redeemable convertible preferred stock (using the if-converted method) and stock options and warrants (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is antidilutive. The following is a reconciliation of the computation of basic and diluted earnings (loss) per share (in thousands, except per share data) for the quarters ended March 31:

Numerator:                                   1999       1998
----------                                --------   --------
Net loss before accretion charge to the
  mandatorily redeemable convertible
  preferred stock relating to warrants     $(25,589)  $(13,443)

Accretion charge to the mandatorily
  redeemable convertible preferred stock
  for warrants                                   26        142

Net loss available to common
  stockholders for basic and diluted
  earnings per share                       $(25,615)  $(13,585)
                                           =========  ========
Denominator:
------------
Denominator for basic loss per share -
  weighted average shares
  Effect of dilutive securities              47,753    50,863


Denominator for diluted loss per share
  - adjusted weighted average shares and
  assumed conversions                        47,753    50,863
                                          ========= =========
Loss per share - basic                    $  (0.54) $  (0.27)
Loss per share - diluted                  $  (0.54) $  (0.27)


The Series B Mandatorily Redeemable Convertible Preferred Stock and employee stock options and warrants to purchase common shares were not included in the computation of diluted EPS because their effect on earnings per share would have been antidilutive.


NOTE 3. RESTRUCTURING

In January 1999 the Company announced the restructuring of its corporate operations. A restructuring charge of $7.0 million was recorded during the quarter ended March 31, 1999 of which $6.7 million related to severance costs associated with the elimination of duplicate workforce and $0.3 million related to termination of certain lease agreements.

In the quarter ended March 31, 1998, in conjunction with the 1998 acquisition of Visigenic, the Company recorded a $19.3 million restructuring and merger related charge of which $9.9 million related to severance costs associated with the elimination of duplicate workforce, $3.2 million related to termination of certain lease agreements and the write-off of certain fixed assets and $2.5 million related to other costs associated with the restructuring.

The following table summarizes the Company's restructuring activity for the three months ended March 31, 1999:

                                            Severance                        Other Asset
                                          and benefits      Facilities        Charges          Other         Total
                                         --------------------------------------------------------------------------
Accrual at December 31, 1998             $  2,303        $     713         $     152       $   106      $   3,274
1999 restructuring                          6,679              252                 -            28          6,959
Cash payments                              (2,772)            (116)                -           (40)        (2,928)
Non cash costs                                  -                -                 -             -              -
                                         --------------------------------------------------------------------------
Accrual at March 31, 1999                $  6,210        $     849         $     152            94          7,305
                                         ==========================================================================


Subsequent to December 31, 1998, there have not been any changes to the Company's estimate of the total costs of prior restructuring provisions. During the three months ended March 31, 1999, prior restructuring reserves decreased by $0.3 million primarily due to payments related to noncancellable rent costs for vacated facilities and severance payments for employee terminations.


NOTE 4. INCOME TAXES

The income tax provision for the quarter ended March 31, 1999 consists principally of non-U.S. taxes.

NOTE 5. EMPLOYEE STOCK COMPENSATION

As part of the restructuring of the Company during the quarter ended March 31, 1999, the Company merged its wholly-owned subsidiary, InterBase Software Corporation into the Company. The Company repurchased all options outstanding under the InterBase Employee Stock Option Plan at a total cost of $5.1 million. Such repurchase is reported as part of the other non-recurring charges in the accompanying condensed consolidated statement of operations.

NOTE 6. STOCK REPURCHASE PROGRAM

During the quarter ended March 31, 1999, the Company repurchased approximately
1.0 million shares of common stock at an average price of $4.86 per share.

NOTE 7. SUBSEQUENT EVENT

During April 1999, several holders of the Mandatorily Redeemable Series B Preferred Stock ("Series B Shares") converted 316 Series B Shares into
Common Stock. Based upon the closing price of the Company's common stock during the last seven trading days prior to conversion, the Series B Shares converted into 4,974,059 shares of Common Stock. After conversion, the number of Series B Shares outstanding is 422 shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference in addition to historical information contains forward-looking statements. These statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Inprise's industry, management's beliefs, and certain assumptions made by Inprise's management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed in the sections entitled "Factors That May Affect Future Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those noted in the documents incorporated herein by reference. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events or otherwise. Readers should be advised to read this Form 10-Q in its entirety paying careful attention to the risk factors set forth in this and other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, other Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K, copies of which may be obtained from the Company or from the Securities and Exchange Commission at its website at www.sec.gov.
                                      -----------


OVERVIEW

The Company is a leading provider of cross-platform software, software development tools and services that simplify the complexity of software application development, integration, deployment and management. The Company has several product lines and additional complementary products and services that are designed to meet the needs of software developers and business enterprises developing and deploying software in the desktop, local area network ("LAN"), client/server and Internet/intranet environments.

The Company is developing a premier destination Web site and online community serving software developers' needs. The Company intends to offer a wide range of products, services and technical information including advanced Internet products and technologies. These offerings will include products of the Company and products licensed from or offered by third parties through the Company's web site. The Company also provides integrated enterprise solutions to Global 1000 corporations.

The Company markets and distributes its products worldwide through independent distributors, dealers, value-added resellers ("VARs") and independent software vendors ("ISVs"). The Company also markets and sells to corporations, governments, educational institutions and end-user customers through direct sales and through the Internet.

The following table sets forth the unaudited consolidated results of operations as a percentage of net revenues for the three months ended March 31, 1999 and 1998.

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                              1999       1998
                                                           --------------------
Licenses and other revenue                                     87.3%      88.3%
Service revenue                                                12.7       11.7
                                                           --------------------
    Net Revenue                                               100.0      100.0
                                                           --------------------
Cost of licenses and other revenue                             13.2        6.3
Cost of service revenue                                        12.5        7.4
                                                           --------------------
    Cost of revenue                                            25.7       13.7
                                                           --------------------
Gross profit                                                   74.3       86.3
                                                           --------------------

Selling, general and administrative                            76.0       58.7
Research and development                                       25.1       24.0
Restructuring and merger related charges                       16.0       41.5
Other non-recurring charges                                    18.9         -
                                                           --------------------
    Total operating expenses                                  136.0      124.2
                                                           --------------------
Operating loss                                                (61.7)     (37.9)
Interest income, net and other                                  5.1        1.3
                                                           --------------------

Loss before income taxes                                      (56.6)     (36.6)
Income tax provision (benefit)                                  2.4       (7.8)
                                                           --------------------
Net loss                                                      (59.0)     (28.8)



NET REVENUE

The following table sets forth the unaudited consolidated net license and other, and service revenues for the quarter ended March 31, 1999 and 1998.

                                          Three Months Ended
                                                March 31,
                                      -------------------------
                                          1999       1998        change
                                      ----------------------------------

License and other revenue             $  37,920   $  41,043        -7.6%
Service revenue                           5,495       5,443         1.0%
                                      -------------------------

        Net Revenue                   $  43,415   $  46,486        -6.6%
                                      -------------------------

License revenue represents amounts earned for granting customers licenses to use the Company's software products. License and other revenue declined 8% for the quarter ended March 31, 1999 as compared to the corresponding calendar quarter of 1998. Disruptions related to the restructuring of management and the corporate sales and support organizations, and the anticipation of new product versions contributed to the decline in licensing revenue for the quarter. Revenue levels during the remaining portion of 1999 may be adversely impacted by the uncertainty regarding management changes and by purchasing delays by customers as they divert resources from new development projects to address year 2000 issues.

Service revenue represents amounts earned for support, consulting and education services for the Company's software products. Service revenue remained at $5.5 million for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998.

International revenue was 55% of the Company's total revenue for the quarter ended March 31, 1999. Management expects that the Company's international operations will continue to provide a significant portion of the Company's total revenue.

COST OF REVENUE

Cost of license revenue consists primarily of production, royalties paid to third-party vendors and product packaging. Cost of license and other revenue was $5.8 million and $2.9 million for the quarters ended March 31, 1999 and 1998, respectively. Additional obligation relating to licenses of third party technology, increased provision for obsolete and slow moving inventory, and amortization costs for the Company's investment in internal systems contributed to increase in the cost of license and other revenue during the quarter. Cost of license revenues may vary in future quarters as a percentage of license revenue due to changes in the Company's royalty obligations to third-party technology providers and the number of new products and product releases in a given period.

Cost of service revenue consists primarily of employee and third-party contractor costs and related expenses incurred in providing customer support, training, education and consulting services. Cost of service revenue was $5.4 million and $3.5 million for the quarters ended March 31, 1999 and 1998, respectively. The increase in the number of personnel employed by the Company to provide these services and the amortized cost associated with the acquisition of professional services firms contributed to the increase in the cost of service revenue during the quarter. The Company expects that it will continue to invest in the consulting and training portion of its business. Because there is a delay between the hiring of new service personnel and such personnel becoming fully productive, as the Company makes such additional investments, the Company does not expect an improvement in the gross margin of the service revenues for the remainder of the calendar year. The cost of services as a percentage of service revenues may also vary between periods due to the combination of services provided by the Company and the extent to which employees or contractors are used to provide those services.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of salaries, commissions and bonuses and other personnel-related expenses, facilities expenses, travel and entertainment, promotional lead generation expenses, advertising and marketing costs. Selling, general and administrative expenses were $33.0 million and $27.3 million for the quarters ended March 31, 1999 and 1998, respectively, and were 76% and 59% of net revenue for such periods, respectively. Selling, general and administrative expenses increased by 21% as compared to the corresponding calendar quarter of 1998. The increase in selling, general and administrative expenses is due to an increase in headcount over the same quarter in 1998, the increased selling cost for its products and service revenue and increased depreciation cost for the Company's investment in information systems.


RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs and third-party consultants. Research and development expenses were $10.9 million and $11.2 million for the quarters ended March 31, 1999 and 1998, respectively, and were 25% and 24% of net revenues for such periods, respectively. Research and development expenses declined 2% as compared to the corresponding calendar quarter of 1998.

RESTRUCTURINGS

In January 1999 the Company announced the restructuring of its corporate operations. A restructuring charge of $7.0 million was recorded during the quarter ended March 31, 1999 of which $6.7 million related to severance costs associated with the elimination of duplicate workforce and $0.3 million related to termination of certain lease agreements.

In the quarter ended March 31, 1998, in conjunction with the 1998 acquisition of Visigenic, the Company recorded a $19.3 million restructuring and merger related charge of which $9.9 million related to severance costs associated with the elimination of duplicate workforce, $3.2 million relates to termination of certain lease agreements and the write-off of certain fixed assets and $2.5 million relates to other costs associated with the restructuring.

Subsequent to December 31, 1998, there have not been any changes to the Company's estimate of the total costs of prior restructuring. During the three months ended March 31, 1999, prior restructuring reserves decreased by $0.3 million primarily due to payments related to noncancellable rent costs of vacated facilities.


INTEREST INCOME, NET AND OTHER

Interest income, net and other was $2.2 million and $0.6 million for the quarters ended March 31, 1999 and 1998, respectively. Other income for the quarter ended March 31, 1999 includes $1.3 million from the gain on sale of investments.


INCOME TAXES

The income tax provision for the quarter ended March 31, 1999 consists principally of non-U.S. taxes.

LITIGATION

The Company and certain of its former officers and directors were named defendants in two lawsuits, Kaplan, et al vs. Kahn, et al, and, Crook, et al vs. Kahn, et al, originally filed in the United States District Court for the Northern District of California in 1993 and 1995, respectively. The lawsuits allege certain securities law violations by the Company and certain of its former officers and directors relating to periods between 1991 and 1994. In 1996, the parties entered into a stipulation to settle both lawsuits, the stipulation was submitted for court approval and monies were deposited in escrow to fund the settlement. At the time, the Company recorded a charge in the amount of its contribution to the settlement to be paid by the Company. On March 18, 1998, the Court preliminarily approved a revised settlement plan, which did not involve any further contribution by the Company. Notice of the settlement and the revised plan for allocating the settlement fund has been mailed to the members of the settlement class. The date for objections to the settlement has passed, and no member of the settlement class has served any objection to the settlement itself or the revised plan of allocation. A motion to approve the stipulation of settlement and the plan for allocating the settlement fund has been taken under submission by the court, and no further hearing on the motion is expected. It is not known when the court will make a final ruling.

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

Three securities class action lawsuits have been filed against the Company's OEC subsidiary, certain former officers and directors of OEC, and OEC's outside auditors which lawsuits allege certain securities laws violations prior to the Company's acquisition of OEC. These three lawsuits have been consolidated in the United States District Court for the District of Massachusetts under the name Zeid, et al. v. Open Environment Corp., et al. The parties have agreed to
     ---------------------------------------------
a settlement of the case subject to final documentation and court approval. If the settlement does not became final and the case is litigated, an adverse decision could have a material adverse effect on the Company's financial condition and results of operations.

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

The Company is also involved in various other legal actions arising in the normal course of business. The Company believes that the probability is remote that the financial consequence of judgments, if any, arising from any of such actions would have a materially adverse impact on its financial condition or results of operations. However, due to the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and the Company may choose to make payments, or enter into other arrangements, to settle such actions or may be required to pay damages or other expenses. Such an outcome in certain of these matters could have a material adverse effect on the Company's financial condition or results of operations.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $62.3 million at March 31, 1999, a decrease of $22.1 million from a balance of $84.4 million at December 31, 1998. Working capital decreased from $61.5 million as of December 31, 1998 to $28.1 million as of March 31, 1999.

About $13.2 million of net cash was used by the Company for operating activities in the three months ended March 31, 1999, primarily to fund ongoing operations, the repurchase of all options outstanding under the Interbase stock option plan at a total cost of $5.1 million, and net cash paid for severance and other costs associated with restructuring was approximately $2.9 million. Net cash used by investing activities consisted principally of $3.0 million for the purchase of computer equipment and software, offset by $2.8 million received from the sale of short-term investments. Financing activities used net cash of $4.9 million principally for the repurchase of common stock.

The Company believes that its existing cash balances, funds expected to be provided by operations, or other possible financing arrangements will be sufficient to finance its working capital requirements at least through the next twelve months.



FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.


History of Operating Losses

The Company incurred a loss of $25.6 million for the quarter ended March 31, 1999 and has had net losses in four of the past six fiscal years. The
Company's net revenues declined each year from fiscal 1993 through 1997. The Company's ability to achieve revenue growth and profitability are substantially dependent upon the success of the Company's enterprise, Internet/intranet and client/server product strategies, upon its ability to successfully complete and introduce new products and services, market acceptance of such products and services, to successfully implement restructuring and cost control measures from time to time and to successfully integrate products and operations of acquired companies. There can be no assurance that the Company will be able to successfully accomplish the foregoing or to maintain or improve profitability in future periods.


Significant Fluctuations in Quarterly Operating Results and Seasonality

The Company's quarterly operating results have varied significantly in the past and the Company expects that such results are likely to vary significantly from time to time in the future. Such variations result from, among other matters, the following: the size and timing of significant orders and their fulfillment; demand for the Company's products; timing of revenue recognition related to license fees; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; changes in pricing policies by the Company or its competitors; the timing and extent of sales and marketing organizations within OEM customers and resellers becoming familiar with and endorsing the Company's products for resale; changes in operating expenses; changes in the Company's sales incentive plans; budgeting cycles of its customers; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product life cycles; product defects and other product quality problems; personnel changes; seasonal trends and general domestic and international economic and political conditions. Sales during the remaining portion of 1999 may also be adversely impacted by purchasing delays by customers as they divert resources from new development projects to address Year 2000 issue.

Operating results can also be adversely impacted by deferral of customer orders in light of customer uncertainty regarding the Company's short- and long-term prospects. In particular, recent announcements regarding operating losses and management changes may adversely impacts the size and timing of customer orders as customers await further developments regarding the Company. As an increasing percentage of the Company's revenues are from enterprise, Internet/intranet and client/server products, the Company expects that an increasing percentage of its revenues will be from large orders. The timing of such orders and their fulfillment may cause material fluctuations in the Company's operating results, particularly on a quarterly basis. In addition, the Company intends to continue to expand its domestic and international direct sales force. The timing of such expansion and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results.

Enterprise sales, typically contain multiple elements, including license for development and deployment products, technical support, maintenance, consulting and training services. Often enterprise sales will include a license and deployment fee paid upon signing of the contracts and may include current and future payments for technical support and consulting services. Most of these elements, including the technical support, maintenance, consulting and training, are not delivered upon signing of the contract, and therefore, revenue associated to these elements must be deferred until delivery or the services rendered. By contrast, the Company's desktop sales historically have included only a license for the current version of the product with an option to purchase technical support and maintenance. With the growth of the Company's enterprise sales, a significant portion of the fees may relate to undelivered elements, requiring a portion of the revenue from the fees to be deferred. As the Company expects that an increasing percentage of its business will be from the sale of enterprise products and services, the Company expects a larger percentage of revenue may be deferred. The amount of revenue associated to these undelivered elements and the timing of recognition of the revenue may have a material affect on the Company's business, operating results and financial position.

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


Restructuring

In connection with the Company's acquisitions and in response to the significant losses from operations, the Company implemented a restructuring and realignment of its operations in March 1998 and January 1999, respectively. These restructuring resulted in significant reductions in workforce and other ongoing costs. Given the extent of the restructuring which the Company has undertaken, there can be no assurance that the remaining resources are sufficient for the Company to return to consistent revenue growth or profitability, nor can there be any assurance that the Company will realize the cost savings which the restructuring were designed to produce.


Entering New or Developing Business Areas

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

Transition To Direct Sales Strategy

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


Sale of Third Party Products

Part of the Company's strategy is to make third party products available for sale through the Company's website. Although the company will not expressly provide any warranties regarding such third party products, the sale of such third party products by the Company entails additional risk that the Company could be subject to claims regarding the performance or other issues related to third party products.


Decline In Revenue From Desktop Products

A significant portion of the Company's revenues to date has been attributable to its desktop products. Revenues derived from the sale of these products, particularly the Company's desktop database products, have declined over the last six fiscal years. The decline in revenues has been caused by a number of factors, including, among others, the success of product "suites" offered by competitors which have had an adverse impact on the sale of individual products; the sale by the Company of its Quattro Pro and Paradox product lines; and the continued competitive pricing pressures that have resulted in lower average sales prices for desktop products.

While the Company expects the decline in revenues associated with certain of the desktop products to continue, revenues from the sales of the desktop products currently continue to represent an important portion of the Company's revenue. Although the Company plans to invest in the development, sales, marketing and support of such products on a limited basis, there can be no assurance that revenues from desktop products will not decline faster than expected. If revenues from such products decline materially or at a more rapid rate than currently anticipated, the Company's business, operating results and financial condition would be materially adversely affected.


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


Dependence on Java; Risks Associated with Encryption Technology

Certain of the Company's products are based on Java, an object-oriented programming language developed by JavaSoft, a subsidiary of Sun Microsystems. Java was developed primarily for Internet/intranet applications. Java to date has a limited history, thereby inhibiting adoption of Java on a wide spread basis. Additionally, there are a very limited number of commercially significant Java-based products, and it is too early to determine whether Java will become a significant technology. Alternatives to Java have been announced by several companies, including Microsoft. If Java is not adopted or is adopted more slowly than anticipated, there could be a material adverse effect on the Company's business, operating results or financial condition.

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


Risks Associated With International Operations and Sales

A substantial portion of the Company's revenue is derived from international sales. These sales are subject to risks inherent in doing business on an international level, including the general economic conditions in each country, overlap of different tax structures, the difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of laws and regulations, longer payment cycles in certain countries, export restrictions, tariffs and other trade barriers, political instability, fluctuations in currency exchange rates, and seasonal reductions in business activity during the summer months in Europe and certain other parts of the world. The Company experienced a large decline in revenue in Asia Pacific during 1998, in part due to the economic difficulties that have occurred throughout this region. There can be no assurance that these economies will recover in the near term or that the Company's net revenues from this geographic region will return to previous levels if a recovery occurs. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results and financial condition. In addition, the Company's subsidiaries generally operate in local currencies, and their results are translated monthly into US dollars. If the value of the US dollar increases relative to foreign currencies, the Company's business, operating results and financial condition could be materially adversely affected.

Hiring and retention of employees

The success of the Company depends in large part upon the ability of the Company to recruit and retain qualified employees, particularly highly skilled engineers. The competition for such personnel is intense, and there can be no assurance that the Company will be successful in retaining or recruiting such personnel. In prior years, certain management and other key personnel were hired away by competitors who offered very substantial signing bonuses and compensation packages that would have been very difficult for the Company to match. In addition, recent announcements regarding operating losses and management changes may adversely impact the ability of the Company to retain and attract personnel. There can be no assurance that the Company will not be subject to further losses of management and other key personnel. In addition, the Company has had and may continue to be required to substantially increase the compensation, bonuses, stock options or other fringe benefits offered to employees in order to attract and retain management and other key personnel. Further, new government regulations, poor stock performance, or other factors could diminish the value of the stock option program and force the Company to pay more cash compensation. The loss of management and other key personnel, and the delays which may be experienced in recruiting new management and other personnel as well as the additional costs which may be incurred in retaining or attracting new personnel, may have a material adverse affect on the Company, its product launches, its operating results and financial condition.


Reliance on VAR & ISV

A significant element of the Company's strategy is to embed and bundle technology in products offered by VAR and ISV customers, such as Cisco, Compuware, Hewlett-Packard, Microsoft, Hitachi, Netscape, Novell, Oracle, and Sybase. Historically, a relatively small number of VAR and ISV customers accounted for a significant percentage of VisiBroker product revenues. The Company continues to secure similar distribution arrangements with other VARs and ISVs to embed distributed object technology in their products. To date, the terms and conditions, including prices and discounts, of agreements with VAR and ISV customers have been highly negotiated and vary significantly among customers. Substantially all such agreements are non-exclusive and do not require the VAR or ISV to make minimum purchases. The Company has no control over the shipping dates or volumes of systems shipped by its VAR and ISV customers, and there can be no assurance that the VARs and ISVs will ship products incorporating the Company's products in the future. Furthermore, the Company's license agreements with its VAR and ISV customers generally do not require the VARs and ISVs to recommend or offer the Company's products exclusively.

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

Retail Distribution Channel.

A significant portion of the Company's sales are made through the retail distribution channel, which is subject to fluctuations in customer demand. The Company's retail distribution customers also carry the products of competitors. These retail distributors may have limited capital to invest in inventory, and their decisions to purchase the Company's products is partly a function of pricing, terms and special promotions offered by The Company's Competitors also offer such pricing terms and marketing incentives over which the Company has no control and which it cannot predict.

The Company's pattern of net revenues and earnings may be affected by "channel fill." Distributors may fill their distribution channels in anticipation of price changes, sales promotions or incentives. Distributor purchases may be decreased between the date the Company announces a new version or new product and the date of release, because distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of availability of new version or a new product. The impact of channel fill is somewhat mitigated by the Company's deferral of revenue associated with distributors and resellers inventories which are estimated to be in excess of appropriate levels; however, net revenues may still be materially affected favorably or adversely by the effects of channel fill, particularly in periods where a large number of new products are simultaneously introduced.

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


Impact of the Year 2000

The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

The "Year 2000" issue is pervasive and complex, since many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the Year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with a "19" from those beginning with a "20". This, as well as other date related processing issues, may cause systems to fail or malfunction unless corrected. As a result, in less than one year, computer systems and/or software products used by many companies may need to be upgraded to comply with such Year 2000 issues. The Company has organized a corporate-wide initiative led by executives from information systems, research & development, marketing, legal and finance. The initiative includes the identification of Year 2000 issues in the following three areas: (1) product readiness, which concerns product functionality; (2) internal infrastructure readiness, which concerns internal hardware and software, including both information technology such as financial and order entry systems and non-financial information technology systems such as phones and facilities; and (3) third party readiness, which concerns the preparedness of third party's with whom the Company has business relationships.

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

Material Third-Party Relations Readiness. The Company has initiated formal communications with its key suppliers, contract manufacturers, distributors, vendors and partners in order to determine whether their operations and the products and services they provide are Year 2000 ready and to monitor the progress of their remediation efforts toward Year 2000 readiness. Based on the Company's assessment of each third party's progress to adequately address Year 2000 issues, the Company expects to develop a third party action list and contingency plans by mid-1999. In the event any such third party cannot provide in a timely manner the Company with products, services, or systems that are Year 2000 ready, this event could have material adverse effect on the Company's business, financial condition and results of operations. The Company could be materially adversely affected by costs or complications arising from Year 2000 issues relating to code changes, testing and implementation for its own systems or similar issues faced by its distributors, suppliers, customers, vendors and the financial service organizations with which the Company does business. The Company is working to identify and analyze the most reasonably likely worst case scenarios for third party relationships affected by the Year 2000. These scenarios could possibly include possible infrastructure collapse, the failure of power and water supplies, major transportation disruptions, unforeseen product shortages and failures of communications and financial systems, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

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


European Monetary Union (EMU)

The Company is implementing new information systems in Europe, and as part of the implementation, is testing its new system for EMU compliance. The Company currently plans to have its review and testing substantially completed by mid-1999. Although the assessment is still underway, the Company does not believe that it will incur material cost or experience material disruption in its business associated with preparing its internal systems for EMU compliance, but there can be no assurance that the Company will not experience serious unanticipated negative consequences or material costs caused by undetected errors or defects.


Regulation of the Internet and Electronic Commerce

The electronic commerce market, particularly over the Internet, is new, rapidly evolving and intensely competitive. The Company intends to expand over time its operations by promoting new or complementary products and by expanding the breadth and depth of its product and service offerings. There can be no assurance that the Company will be able to expand its operations in a cost-effective or timely manner or that such expansion will be successful. Currently, there are few laws or regulations that directly apply to access or commerce on the Internet. The Company could be materially adversely affected by encryption technology and access charges for Internet service providers, as well as the continuing deregulation of the telecommunication industry. The adoption of such measures could decrease demand for the Company's products, and at the same time increase the Company's cost of selling its products.

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

Superior rights and preferences of Series B Preferred Stock

The Company has authorized the issuance of up to 1,470 shares of its Series B Preferred Stock, of which 738 shares were outstanding as of March 31, 1999. The Series B Preferred Stock has certain rights and preferences, which are superior to those of Common Stock. In particular, each share of Series B Preferred Stock is entitled to vote the number of shares of Common Stock into which such share of Series B Preferred Stock is convertible, on matters on which all stockholders of the Company are entitled to vote as compared to one vote per share of Common Stock. In addition, upon any liquidation, dissolution or winding up of the Company, each share of Series B Preferred Stock is entitled to be paid the original purchase price per share, or $50,000, from the assets of the Company prior to any payments to the holders of Common Stock. The Company's Board of Directors, without stockholder approval, is authorized to issue up 1,000,000 shares of the Company's Preferred Stock (including the 1,470 authorized shares of Series B Preferred Stock) with voting, conversion or other rights that could adversely affect the voting power and other rights of the holders of Common Stock or the market price of the Common Stock.


Potential Dilutive Effect Of Conversion And Additional Issuance Of Series B Preferred Stock

During April 1999, the Company received notification from several holders of the Mandatorily Redeemable Series B Preferred Stock ("Series B Shares") of their intention to convert 316 Series B Shares. Based upon the closing price of the Company's common stock during the last seven trading days prior to conversion, the Series B Shares converted into 4,974,059 shares of Common Stock.

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


Risks Associated with Potential Business Combinations

As a part of the Company's business strategy, the Company will review acquisition prospects that would complement the Company's existing product offerings, augment the Company's market coverage or enhance its technological capabilities, or that may otherwise offer growth opportunities. The Company may make acquisitions of businesses, products or technologies in the future. Future acquisitions by the Company could result in potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results and/or the market price of the Common Stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which the Company has no or limited prior experience and potential loss of key employees of acquired organizations. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure of the Company to do so could materially adversely effect the Company's business, financial condition and operating results.


Extreme Volatility Of Stock Price

Like the stock of many other high technology companies, the market price of the Company's Common Stock has experienced significant fluctuations and may continue to be extremely volatile. During the period from January 1, 1996 to April 30, 1999, the closing market price of the Company's Common Stock has ranged from a high of $20.00 to a low of $3.00. The market price of the Common Stock may be significantly affected by factors such as the announcement of new products or product enhancements by the Company or its competitors, technological innovation by the Company or its competitors, quarterly variations in the Company's or competitors' results of operations, changes in prices of the Company's or its competitors' products and services, changes in revenue and revenue growth rates for the Company as a whole or for specific geographic areas, business units, products or product categories, changes in earnings estimates by market analysts, speculation in the press or analyst community, and general market conditions or market conditions specific to particular industries. Such fluctuations may have a significant impact on the market price of the Company's Common Stock.


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

Foreign Currency Risk

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


                                          Amount   Contract rate  Fair value
                                       ----------- -------------- ----------

Foreign currency forward exchange contracts:

   Australian Dollar                   $10,313,195     0.6345      165,573
   Canadian Dollar                       1,575,742       1.51        3,765
   German Mark                           1,777,443     1.8168     (24,361)
   Italian Lira                          1,149,059    1936.27     (96,303)
   Hong Kong Dollar                      8,796,749       7.75       13,219
   Dutch Guilder                       (5,293,067)       2.05       83,258
   New Taiwan Dollar                     1,577,905      32.95       17,240
   Others                                4,977,417                 (39,188)

                                       -----------              ----------
   Total                               $24,874,443                $123,203
                                       ===========              ==========



Interest Rate Risk

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

In thousands              1999     2000   2001   2002   2003   Thereafter  Total
--------------------------------------------------------------------------------

ASSETS
Cash Equivalents       $61,834
  Fixed rate              4.40%
Short-term investments    $458
  Fixed rate              5.00%
LONG-TERM DEBT
                          $145      $161  $180   $200   $222   $8,341    $9,249
  Fixed Rate             10.75%


The short term investment balances are principally invested in non-U.S.
countries.

Credit Risks

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company's cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. One customer located in the United States accounts for approximately 11% of total accounts receivable. No other single group or customer represents greater than 10% of total accounts receivable.


PART II  OTHER INFORMATION



Item 1.  Legal Proceedings

Information with respect to this item is incorporated by reference to "Part I -
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation," of this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K



(A)  EXHIBITS
     Exhibit 10 - Employment Agreement with Dale Fuller
     Exhibit 27 - Financial Data Schedule


(B)  REPORTS ON FORM 8-K
     None



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                   INPRISE CORPORATION
                                   ---------------------------
                                           (Registrant)


Date: May 14, 1999


                                   /s/ JAY R. LEITE
                                   ---------------------------
                                       JAY R. LEITE
                                       Chief Financial Officer