Form 10-Q
period 1999-06-30
INPRISE CORP
filed 1999-08-16
CIK 853273

                                   FORM 10-Q


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------


       [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     -------     SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1999


     ------- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                       YES      [X]          NO  ______
                             ---------

     The number of shares of common stock outstanding as of July 31, 1999 was 57,769,352.

                              INPRISE CORPORATION

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets
           at June 30, 1999 and December 31, 1998 ....................     3

           Condensed Consolidated Statements of Operations for the
           three and six months ended June 30, 1999 and 1998 .........     4

           Condensed Consolidated Statements of Comprehensive Income
           for the three and six months ended June 30, 1999 and 1998..     5

           Condensed Consolidated Statements of Cash Flows for the
           three and six months ended June 30, 1999 and 1998 .........     6

           Notes to Condensed Consolidated Financial Statements ......     7

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations ..........    10

Item 3.    Quantitative and Qualitative Disclosure
           About Market Risk .........................................    30



PART II    OTHER INFORMATION

Item 1.    Legal Proceedings .........................................    33

Item 2.    Changes in Securities and Use of Proceeds..................    33

Item 3.    Defaults Upon Senior Securities............................    33

Item 4.    Submission of Matters to a Vote of Security Holders........    33

Item 5.    Other Information..........................................    34

Item 6.    Exhibits and Reports on Form 8-K ..........................    34



           Signatures ................................................    35

PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

                              INPRISE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS, EXCEPT PAR VALUE AND SHARE AMOUNTS; UNAUDITED)

                                                             June 30,    December 31,
                                                               1999          1998
                                                          ----------------------------
ASSETS
Current assets:
       Cash and cash equivalents                            $175,803      $ 81,137
       Short-term investments                                  3,084         3,225
       Accounts receivable, net                               33,493        43,515
       Inventories                                               894           763
       Other current assets                                   12,382         9,613
                                                          ---------------------------
            Total current assets                             225,656       138,253
Property and equipment, net                                  108,600       111,149
Other non-current assets                                       5,047         4,386
                                                          ---------------------------
            Total assets                                    $339,303      $253,788
                                                          ===========================
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                     $ 11,380      $ 12,280
       Accrued expenses                                       30,883        35,954
       Short-term restructuring                                5,905         3,274
       Income taxes payable                                   10,953         2,983
       Deferred revenue                                       14,388        14,513
       Other                                                   8,176         7,764
                                                          ---------------------------
            Total current liabilities                         81,685        76,768

Long-term debt and other                                      18,210        19,138
Mandatorily redeemable convertible preferred
       stock: Series B, $50,000 par value; 1,470 shares
       authorized; 50 shares issued and outstanding            2,500        36,873

Stockholders' equity:
       Preferred stock: Series A, $.01 par value;
            1,000,000 shares authorized; no shares
            issued or outstanding                                  -             -
       Preferred stock: Series C convertible, $.01 par
            value; 625 shares authorized; 625 shares
            issued and outstanding                                 -             -
       Common stock: $.01 par value; 100,000,000
            shares authorized;  57,761,960 and 48,140,000
            shares issued and outstanding                        578           481
       Additional paid-in capital                            447,566       386,468
       Accumulated deficit                                  (189,891)     (251,751)
       Cumulative comprehensive income                         3,860         6,155
                                                          ---------------------------
                                                             262,113       141,353
       Common stock in treasury, at cost - 4,473,800
            and 3,472,000 shares                             (25,205)      (20,344)
                                                          ---------------------------
            Total liabilities and stockholders' equity      $339,303      $253,788
                                                          ===========================

    See accompanying notes to condensed consolidated financial statements.

                              INPRISE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)

                                                              Three Months Ended                 Six Months Ended
                                                                   June 30,                          June 30,
                                                       ---------------------------------------------------------------
                                                           1999             1998             1999            1998
                                                       ---------------------------------------------------------------
Licenses and other revenue                               $ 34,217         $ 41,172         $ 72,137        $ 82,215
Service revenue                                             6,022            5,351           11,517          10,794
                                                       ---------------------------------------------------------------
       Net revenue                                         40,239           46,523           83,654          93,009
                                                       ---------------------------------------------------------------
Cost of licenses and other revenue                          4,568            4,287           10,318           7,213
Cost of service revenue                                     5,876            3,446           11,302           6,904
                                                       ---------------------------------------------------------------
       Cost of revenue                                     10,444            7,733           21,620          14,117
                                                       ---------------------------------------------------------------
Gross profit                                               29,795           38,790           62,034          78,892
                                                       ---------------------------------------------------------------

Selling, general and administrative                        30,503           25,974           63,480          53,276
Research and development                                    9,807           11,907           20,713          23,078
Restructuring and merger related charges                        -                -            6,959          19,282
Other non-recurring charges                                     -                -            8,193               -
                                                       ---------------------------------------------------------------
       Total operating expenses                            40,310           37,881           99,345          95,636
                                                       ---------------------------------------------------------------
Operating income (loss)                                   (10,515)             909          (37,311)        (16,744)
Income from patent cross-license
       agreement and other                                105,065                -          105,065               -
Interest income, net and other                              1,195            1,125            3,430           1,723
                                                       ---------------------------------------------------------------
Income (loss) before income taxes                          95,745            2,034           71,184         (15,021)
Income tax provision (benefit)                              8,225              150            9,253          (3,463)
                                                       ---------------------------------------------------------------
Net income(loss)                                         $ 87,520          $ 1,884         $ 61,931        $(11,558)
                                                       ---------------------------------------------------------------
Net income(loss) per share:

       Basic                                             $   1.61          $  0.04         $   1.21        $  (0.23)

       Weighted average shares - basic                     54,343           51,166           51,048          50,984

       Diluted                                           $   1.47          $  0.03         $   1.10        $  (0.23)

       Weighted average shares - diluted                   59,634           57,572           56,011          50,984

    See accompanying notes to condensed consolidated financial statements.

                              INPRISE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (IN THOUSANDS; UNAUDITED)

                                                           Three Months Ended                      Six Months Ended
                                                                June 30,                               June 30,
                                                     ---------------------------------------------------------------------
                                                          1999               1998               1999               1998
                                                     ---------------------------------------------------------------------
Net income (loss)                                      $ 87,520            $ 1,884            $ 61,931          $(11,558)
Other comprehensive income (loss):
        Foreign currency translation adjustments           (330)              (169)             (2,295)             (374)
                                                     ---------------------------------------------------------------------
Comprehensive income (loss)                            $ 87,190            $ 1,715            $ 59,636          $(11,932)
                                                     ---------------------------------------------------------------------

    See accompanying notes to condensed consolidated financial statements.

                              INPRISE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                     -------------------------
                                                                                        1999             1998
                                                                                     -------------------------
Cash flows from operating activities:
       Net income (loss)                                                              $ 61,931         $(11,558)
       Adjustments to reconcile net loss to net cash
       used by operating activities:

            Depreciation and amortization                                                7,814            3,892
            (Gain)/loss on disposal of fixed assets                                        (20)           2,482
            (Gain) on sale of investment                                                (1,263)               -
       Change in assets and liabilities:
            Accounts receivable                                                          8,883           (9,736)
            Inventories                                                                   (131)            (172)
            Other assets                                                                (3,683)          (2,813)
            Accounts payable, accrued expenses and short-term restructuring             (3,061)           7,796
            Income taxes payable                                                         9,053           (2,935)
            Other (primarily deferred revenue and long-term restructuring)              (1,067)          (5,901)
                                                                                   -----------------------------
            Cash provided by (used in) operating activities                             78,456          (18,945)
                                                                                   -----------------------------
Cash flows from investing activities:
       Acquisition of property and equipment                                            (4,327)          (5,775)
       Sale of fixed assets                                                                 20               40
       Net change in short-term investments                                                141              (42)
       Proceeds from sale of long-term investment                                          529                -
                                                                                   -----------------------------
            Cash used in investing activities                                           (3,637)          (5,777)
                                                                                   -----------------------------
Cash flows from financing activities:
       Proceeds from issuance of common stock, net                                       1,761            3,736
       Proceeds from issuance of preferred stock, net                                   25,000                -
       Repurchase of common stock                                                       (4,871)               -
       Borrowings (payment) of capital lease
       obligations and other debt activity                                                 (66)             216
                                                                                   -----------------------------
            Cash provided by financing activities                                       21,824            3,952
Effect of exchange rates on cash                                                        (1,977)               1
                                                                                   -----------------------------
Net change in cash and cash equivalents                                                 94,666          (20,769)
Cash and cash equivalents at beginning of period                                        81,137          100,707
                                                                                   -----------------------------
Cash and cash equivalents at end of period                                            $175,803         $ 79,938
                                                                                   =============================

    See accompanying notes to condensed consolidated financial statements.

                              INPRISE CORPORATION

       Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE 1.  THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 1999 and December 31, 1998, and the three and six months ended June 30, 1999 and 1998, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual condensed consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These condensed consolidated financial statements and notes should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-K for the year ended December 31, 1998.


Principles of Consolidation

The condensed financial statements as of June 30, 1999 and for the three and six months then ended are consolidated and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financials statements to conform to current year presentations.

NOTE 2.  NET INCOME(LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with SFAS
No. 128 "Earnings per Share". Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested restricted Common Stock and incremental shares issuable upon exercise of stock options and warrants and upon conversion of Series B Mandatorily Redeemable Convertible Preferred Stock and Series C Convertible Preferred Stock, are included in diluted net income per share to the extend such shares are dilutive.

The following table sets forth the computation of basic and diluted net income
(loss) per share for the periods indicated (in thousands, except per share amounts):

                                                                        Three Months Ended              Six Months Ended
                                                                             June 30,                       June 30,
                                                                  ----------------------------------------------------------
                                                                        1999           1998           1999            1998
                                                                  ----------------------------------------------------------
Numerator:
Net income(loss) before accretion charges                            $87,520        $ 1,884        $ 61,931       $ (11,558)

Accretion charges to preferred stock                                      41              -              68             142
                                                                  ----------------------------------------------------------
Net income (loss) for basic and diluted
      earnings per share income available to
      common stockholders                                            $87,479        $ 1,884        $ 61,863       $ (11,700)
                                                                  ----------------------------------------------------------
Denominator:
Denominator for basic earnings (loss)
      per share - weighted average shares                             54,343         51,166          51,048          50,984
Effect of dilutive securities                                          5,291          6,406           4,963               -
                                                                  ----------------------------------------------------------
Denominator for diluted earnings (loss)
      per share - adjusted weighted average shares
      and assumed conversions                                         59,634         57,572          56,011          50,984
                                                                  ----------------------------------------------------------
Net income (loss) per share - basic                                  $  1.61        $  0.04        $   1.21       $   (0.23)
                                                                  ----------------------------------------------------------
Net income (loss) per share - diluted                                $  1.47        $  0.03        $   1.10       $   (0.23)
                                                                  ----------------------------------------------------------



NOTE 3. RESTRUCTURING

In January 1999 the Company announced the restructuring of its corporate operations. A restructuring charge of $7.0 million was recorded during the quarter ended March 31, 1999, of which $6.7 million related to severance costs associated with the reduction of workforces and $0.3 million related to termination of certain lease arrangements.

In conjunction with the 1998 acquisition of Visigenic Software, Inc. (Visigenic), the Company recorded a $19.3 million restructuring and merger related charge during the quarter ended March 31, 1998, of which $9.9 million related to severance costs associated with the elimination of duplicate workforces, $3.2 million related to termination of certain lease agreements and the write-off of certain fixed assets and $2.5 million represented other costs associated with the restructuring.

The following table summarizes the Company's short term restructuring activity for the six months ended June 30, 1999:

                                                 Severance                          Other Asset
                                               and Benefits     Facilities            Charges          Other         Total
                                              --------------------------------------------------------------------------------
Six months ended June 30, 1999:
Accrual at December 31, 1998                     $ 2,303            $ 713            $ 152            $ 106          $ 3,274
1999 restructuring                                 6,679              252                -               28            6,959
Cash payments                                     (4,093)            (139)               -              (96)          (4,328)
Non-cash costs                                         -                -                -                -                -
                                              --------------------------------------------------------------------------------
Accrual at June 30, 1999                         $ 4,889            $ 826            $ 152            $  38          $ 5,905
                                              --------------------------------------------------------------------------------

Subsequent to December 31, 1998, there have not been any changes to the Company's estimate of the total costs of prior restructuring provisions. During the three months ended June 30, 1999, prior restructuring reserves decreased by $0.3 million primarily due to payments related to noncancellable rent costs of vacated facilities.


NOTE 4. INCOME TAXES

The income tax provision for the three and six months ended June 30, 1999 consists primarily of US taxes, non-US withholding taxes and income taxes on certain of the Company's non-US subsidiaries. While the Company has substantial US net operating loss and credit carryforwards due to the US alternative minimum tax rules, only a portion of these carryforwards may be utilized to offset the Company's 1999 US tax liability.

NOTE 5. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

During the quarter ended June 30, 1999, 688 shares of Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Stock") were converted into 10,177,125 shares of Common Stock at an average conversion price of $3.38 per share. As of June 30, 1999, 50 shares of Series B Stock remain outstanding.


NOTE 6. SERIES C CONVERTIBLE PREFERRED STOCK

In June 1999, the Company sold an aggregate of 625 shares of Series C Convertible Preferred Stock ("Series C Stock") to Microsoft Corporation (Microsoft) for total proceeds of $25 million.

The holder of the Series C Stock has the following rights and preferences:

Voting
The Series C Stock is without voting rights, until such stock is converted to Common Stock.

Dividends
The holders of shares of Series C Stock are not entitled to receive any dividends except as and when declared by the Board of Directors.

Liquidation
In the event of liquidation and to the extent assets are available, the holders of shares of Series C Stock are entitled to receive the same consideration as if the share of Series C Stock had been converted into Common Stock immediately prior to such an event.

Conversion
Each share of Series C Stock is convertible, at the option of the holder, after the satisfaction of a two year holding period or upon liquidation of the Company, into fully paid and non-assessable shares of Common Stock based upon a fixed conversion ratio. The conversion ratio is subject to certain adjustments, stock splits or other capital reorganizations.

At June 30, 1999, 6,720,430 shares of Inprise Common Stock were reserved for issuance upon the conversion of the outstanding Series C Stock.


NOTE 7. CONTRACTUAL AGREEMENTS

In June 1999, the Company and Microsoft Corporation entered into a set of technology license agreements. Microsoft also paid the Company $100 million for the rights to use Inprise-patented technology in Microsoft products and in settlement of a number of long standing patent and technology licensing disputes.


NOTE 8. LEGAL PROCEEDINGS

The Company and certain of its former officers and directors were named defendants in two lawsuits, Kaplan, et al vs. Kahn, et al, and, Crook, et al vs.
                            ----------------------------------------------------
Kahn, et al, originally filed in the United States District Court for the
-----------
Northern District of California in 1993 and 1995, respectively. The lawsuits allege certain securities law violations by the Company and certain of its former officers and directors relating to periods between 1991 and 1994. In 1996, the parties entered into a stipulation to settle both lawsuits, the stipulation was submitted for court approval and monies were deposited in escrow to fund the settlement. At the time, the Company recorded a charge in the amount of its contribution to the settlement to be paid by the Company. On March 18, 1998, the Court preliminarily approved a revised settlement plan, which did not involve any further contribution by the Company. Notice of the settlement and the revised plan for allocating the settlement fund has been mailed to the members of the settlement class. The date for objections to the settlement has passed, and no member of the settlement class has served any objection to the settlement itself or the revised plan of allocation. A motion to approve the stipulation of settlement and the plan for allocating the settlement fund has been taken under submission by the court, and no further hearing on the motion is expected. It is not known when the court will make a final ruling. In the interim, the previously established discovery cut-off and pretrial conferences dates remain vacated. The Company continues to believe that the revised settlement plan ultimately will be approved, but is unable to predict the outcome of this matter at this time. If these lawsuits are not settled and the cases are litigated, an adverse decision in either case could have a material adverse effect on the Company's financial condition and results of operations.

Three securities class action lawsuits have been filed against the Company's OEC subsidiary, certain former officers and directors of OEC, and OEC's outside auditors which lawsuits allege certain securities laws violations prior to the Company's acquisition of OEC. These three lawsuits have been consolidated in the United States District Court for the District of Massachusetts under the name Reid, et al, v. Open Environment Corp., et al. By Order and Final Judgement of
---------------------------------------------
Dismissal, dated June 24, 1999 the Court approved the parties' stipulation and settlement of the case.

On April 10, 1997, Western Imaging, Inc. ("Western Imaging") filed a complaint
                   --------------------
in the U.S. District Court for the Northern District of California against Visigenic Software, Inc. ("Visigenic"), a company acquired by the Company on February 27, 1998, and Corel Corporation ("Corel"), a licensee of Visigenic, alleging breach of contract, intentional and negligent misrepresentation, copyright infringement, trademark infringement, misappropriation of trade secrets and other related claims. Pursuant to a June 2, 1994 Asset Purchase Agreement, Western Imaging acquired from Visigenic the rights to a software product called "Lumena." Western Imaging's claims arise from (1) its allegation that Visigenic failed to deliver all of the source code for Lumena as called for by the agreement, and (2) its interpretation of the agreement under which it contends that "Lumena" included three additional software products called "Color Tools," "Creative License," and "Oasis." These three products were licensed by Visigenic to Corel on a nonexclusive basis. Defendants deny Western Imaging's claims.

Pursuant to the Court's February 20, 1998 order, the parties completed a non-binding mediation on July 17, 1998. No settlement was reached. Both parties brought summary judgment motions which were recently ruled on by the court. Plaintiff's motion was denied in its entirety. Defendants' motion was granted in part and denied in part, the court dismissing plaintiff's claims for unfair competition, unjust enrichment and misappropriation of trade secrets statutory. The parties agreed to participate in a second mediation following additional discovery and rulings on the summary judgment motions. The further mediation will take place in September 1999. Trial is now set for January 24, 2000. If the mediation does not result in settlement, the case will be vigorously defended. Because the results of the litigation, including any potential settlement, are uncertain, there can be no assurance that they will not have a material adverse effect on the Company's business, operating results and financial condition.

In a related matter, Visigenic sued its insurer, Federal Insurance Company, ("Federal") seeking to obtain a declaration that Federal owes Visigenic and Corel a duty of defense and coverage for the Western Imaging lawsuit and claims based on advertising injury coverage. Both Federal and Visigenic filed summary judgment motions in this case, which were heard on August 14, 1998. On May 3, 1999, the court granted defendants' motion and denied Federal's motion, the effect of which (subject to any appeal) is that Visigenic and Corel will be entitled to reimbursement of attorneys fees and costs and to payment of further such fees and costs with respect to the Western Imaging lawsuit.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q in addition to historical information contains forward-looking statements. These statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements are based on current expectations, estimates and projections about industry trend's management's beliefs, and certain assumptions made by the Company's management . Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks",
"estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Results and Market Price of Stock." The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-
looking statements, whether as a result of new information, future events or otherwise. Readers are advised to read this Form 10-Q in its entirety paying careful attention to the risk factors set forth in this and other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, other Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K, copies of which may be obtained from the Company or from the Securities and Exchange Commission at its website at www.sec.gov.
                             -----------

OVERVIEW

The Company is a developer and provider of software development products and services that simplify the complexity of development, integration, deployment and management of software applications. The Company has several product lines and additional complementary products and services that are designed to meet the needs of software developers and business enterprises developing and deploying software in desktop, client/server, distributed objects and Internet/intranet environments.

The Company markets and distributes its products worldwide primarily through independent distributors, dealers, value-added resellers ("VARs") and independent software vendors ("ISVs"). The Company also markets and sells to corporations, governments, educational institutions and end-user customers through direct sales and through the Internet.

The following table sets forth, for the periods presented, certain data from Inprise's consolidated statements of operations as a percentage of net revenue. This data has been derived from Inprise's unaudited consolidated financial statements, which in management's opinion have been prepared on substantially the same basis as the audited consolidated financial statement and include all adjustments necessary for fair presentation of the financial information for the periods presented. The operating results in any quarter are not necessarily indicative of the results that may be expected from any future periods.


                                                   Three Months Ended                      Six Months Ended
                                                        June 30,                                June 30,
                                               ----------------------------------------------------------------
                                                 1999               1998               1999                1998
                                               ----------------------------------------------------------------
Licenses and other revenue                       85.0%              88.5%               86.2%             88.4%
Service revenue                                  15.0               11.5                13.8              11.6
                                               ----------------------------------------------------------------
        Net revenue                             100.0              100.0               100.0             100.0
                                               ----------------------------------------------------------------
Cost of licenses and other revenue               11.4                9.2                12.3               7.8
Cost of service revenue                          14.6                7.4                13.5               7.4
                                               ----------------------------------------------------------------
        Cost of revenue                          26.0               16.6                25.8              15.2
                                               ----------------------------------------------------------------
Gross profit                                     74.0               83.4                74.2              84.8
                                               ----------------------------------------------------------------
Selling, general and administrative              75.8               55.8                75.9              57.3
Research and development                         24.4               25.6                24.8              24.8
Restructuring and merger related charges            -                  -                 8.3              20.7
Other non-recurring charges                         -                  -                 9.8                 -
                                               ----------------------------------------------------------------
        Total operating expenses                100.2               81.4               118.8             102.8
                                               ----------------------------------------------------------------
Operating income (loss)                         (26.2)               2.0               (44.6)            (18.0)
Income from patent cross-license
        agreement and other                     261.1                  -               125.6                 -
Interest income, net and other                    3.0                2.4                 4.1               1.9
                                               ----------------------------------------------------------------
Income (loss) before income taxes               237.9                4.4                85.1             (16.1)
Income tax provision (benefit)                   20.4                0.4                11.1              (3.7)
                                               ----------------------------------------------------------------
Net income(loss)                                217.5%               4.0%               74.0%           (12.4%)
                                               ================================================================

NET REVENUE

The following table sets forth the Company's unaudited consolidated net revenue for the periods presented.

                                           Three Months Ended
                                                June 30,
                               ------------------------------------------
                                 1999             1998            Change
                               ------------------------------------------

Licenses and other revenue     $ 34,217         $ 41,172           -16.9%
Service revenue                $  6,022         $  5,351            12.5%
                               ------------------------------------------
       Net revenue             $ 40,239         $ 46,523           -13.5%
                               ------------------------------------------

                                            Six Months Ended
                                                June 30,
                               ------------------------------------------
                                 1999             1998            Change
                               ------------------------------------------

Licenses and other revenue     $ 72,137         $ 82,215           -12.3%
Service revenue                $ 11,517         $ 10,794             6.7%
                               ------------------------------------------
       Net revenue             $ 83,654         $ 93,009           -10.1%
                               ------------------------------------------

License revenue represents amounts earned for granting customers licenses to use the Company's software products. Licenses and other revenue declined 16.9% for the quarter ended June 30, 1999 as compared to the corresponding quarter of 1998. Contributing factors for this decrease were the anticipated release of new products, disruptions related to the continuing transition of management and loss of certain key personnel and the restructuring of the corporate sales and support organizations. Revenue levels during the remaining portion of 1999 may be adversely impacted by the continuing transition of management, purchasing delays as customers divert resources from new development projects to address year 2000 issues and the anticipated slow-down in new software deployments in late 1999 and early 2000 as a result of year 2000 issues.

Service revenue represents amounts earned for customer support, training, consulting and education services for the Company's software products. Service revenue increased 12.5% for the quarter ended June 30, 1999 compared to the corresponding periods ended June 30, 1998. The increase in service revenue was primarily due to the growth in the US consulting business as a result of the hiring of additional consultants and the acquisition of professional services firms.

International revenue was at 53% of the Company's total net revenue for the quarters ended June 30, 1999 and 1998. In addition to the factors noted above, international revenue for the quarter ended June 30, 1999 was negatively impacted by the strengthening US dollar against several European currencies. Management expects that the Company's international operations will continue to provide a significant portion of the Company's total revenue.

Information regarding the Company's operations by geographic areas is as follows:

                           Three Months Ended            Six Months Ended
                               June 30,                      June 30,
                     -------------------------------------------------------
                        1999            1998           1999            1998
                     -------------------------------------------------------
      United States  $ 18,755        $ 24,024       $ 38,285        $ 48,228
      Europe           13,042          14,765         28,501          29,532
      Japan             4,866           4,323          9,564           8,224
      Other             3,576           3,411          7,304           7,025
                     -------------------------------------------------------
Net revenues         $ 40,239        $ 46,523       $ 83,654        $ 93,009
                     =======================================================

COST OF REVENUE

Cost of licenses and other revenue consists primarily of production costs, royalties paid to third-party vendors and product packaging costs. Cost of licenses and other revenues was $4.6 million and $4.3 million for the quarters ended June 30, 1999 and 1998, respectively. Amortization costs for the Company's investment in internal systems and write-down of certain excess inventories contributed to increase the cost of licenses and other revenue during the quarter. Cost of licenses revenue may vary as a percentage of licenses revenue due to changes in the Company's royalty obligations to third-party technology providers, certain variable manufacturing costs and the number of new products and product upgrades introduced during a given period.

Cost of service revenue consists primarily of employee and third-party contractor costs and related expenses incurred in providing customer support, training, education and consulting services. Cost of service revenue was $5.9 million and $3.4 million for the quarters ended June 30, 1999 and 1998, respectively. An increase in the number of personnel employed by the Company to provide these services and the amortized cost associated with the acquisitions of professional services firms contributed to the increase in the cost of service revenue during the quarter. The Company expects that it will continue to invest in the consulting and training portion of its business. As the Company makes such additional investment, there may be a delay between the hiring of new service personnel and such personnel becoming fully productive. Therefore, the Company does not expect an improvement in the gross margin for service revenue for the remainder of 1999. Cost of service as a percentage of service revenue may also vary between periods due to the combination of services provided by the Company and the extent to which employees or contractors are used to provide those services.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of salaries, commissions, bonuses and other personnel-related expenses, facilities expenses, travel and entertainment, promotional lead generation expenses, advertising and marketing costs. Selling, general and administrative expenses were $30.5 million and $26.0 million for the quarters ended June 30, 1999 and 1998, respectively, and were 76% and 56% of net revenue for such periods, respectively. Selling, general and administrative expenses increased by 17% compared to the corresponding quarter of 1998. The increase in selling, general and administrative expenses was principally due to the increased amortization of the cost for the Company's investment in information systems and the utilization of non-employee resources for certain on-going operations.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs and third-party consultants. Research and development expenses were $9.8 million and $11.9 million for the quarters ended June 30, 1999 and 1998, respectively, and were 25% and 26% of net revenues for such periods, respectively. Research and development expenses declined 18% compared to the corresponding quarter of 1998. Research and development expenses have decreased primarily due to a reduction in personnel. The Company currently plans to increase its investment in research and development and to continue recruiting and hiring experienced software development personnel. In addition, the Company plans to consider the licensing and acquisition of technologies complementary to the Company's business.

RESTRUCTURING

In January 1999, the Company announced the restructuring of its corporate operations. The Company recorded a restructuring charge of $7.0 million related to severance costs associated with the reduction in workforce and $0.3 million related to termination of certain lease arrangements. The table in
Note 3. of the financial statement summarizes the restructuring activity to the restructuring account for the six months ended June 30, 1999.

In the quarter ended March 31, 1998, in conjunction with the 1998 acquisition of Visigenic, the Company recorded a $19.3 million restructuring and merger related charge of which $9.9 million related to severance costs associated with the elimination of duplicate workforces, $3.2 million related to termination of certain lease agreements and the write-off of certain fixed assets and $2.5 million represented other costs associated with the restructuring.

Subsequent to December 31, 1998, there have not been any changes to the Company's estimate of the total costs of prior restructuring. During the three months ended June 30, 1999, prior restructuring reserves decreased by $0.3 million primarily due to payments related to severance costs and noncancellable rent costs of vacated facilities.


INCOME FROM PATENT CROSS-LICENSE AGREEMENT AND OTHER

In June 1999, the Company and Microsoft entered into a set of technology license agreements. Microsoft also paid the Company $100 million for the rights to use Inprise-patented technology in Microsoft products and settle a number of long standing patent and technology licensing disputes. It also includes a reversal of previously recorded estimated non-recurring professional fees and settlement cost related to this transaction, totaling approximately $5 million.

INTEREST INCOME, NET AND OTHER

Interest income, net and other was $1.2 million and $1.1 million for the quarters ended June 30, 1999 and 1998, respectively.


INCOME TAXES

The income tax provision for the three and six months ended June 30, 1999 consists primarily of US taxes, non-US withholding taxes and income taxes on certain of the Company's non-US subsidiaries. While the Company has substantial US net operating loss and credit carryforwards only a portion of these carryforwards, due to the US alternative minimum tax rules, may be utilized to offset the Company's 1999 US tax liability.

LITIGATION

Information with respect to this item is incorporated by reference to "Part I - Item 1. - Note 8," of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $178.9 million at June 30, 1999, an increase of $94.5 million from a balance of $84.4 million at December 31, 1998. Working capital increased from $61.5 million as of December 31, 1998 to $144.0 million as of June 30, 1999.

About $78.5 million of net cash was provided by operating activities in the six months ended June 30, 1999, primarily as a result of a one-time licensing fee of $100 million offset against cash used to fund ongoing operations, the repurchase of all options outstanding under the InterBase stock option plan at a total cost of $5.1 million and net cash paid for severance and other costs associated with restructuring was approximately $4.3 million. Net cash used by investing activities consisted principally of $4.3 million for the purchase of computer equipment and software. Financing activities provided net cash of $22.0 million principally from the sale of $25 million of Series C Preferred Stock and $1.9 million of Common Stock less the repurchase of $4.9 million of Common Stock.

The Company believes that its current working capital will be sufficient to finance its working capital requirements at least through the next twelve months.


FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.


History of Declining Revenues and Operating Losses

The Company recorded a profit of $87.5 million for the quarter ended June 30, 1999 as a result of a one-time licensing fee of $100 million. Without the one-time licensing fee, the Company would have incurred an operating loss of $10.5 million. The Company had net losses in four of the past six fiscal years and net revenues declined each year from fiscal 1993 through 1997.

The Company's ability to achieve revenue growth and profitability in the future is substantially dependent upon enterprise, Internet/intranet, software development tools and client/server product strategies, its ability to successfully complete and introduce new products and services, market acceptance of such products and services, its ability to successfully implement restructuring and cost control measures and to successfully integrate products and operations of acquired companies. There can be no assurance that the Company will be able to successfully accomplish the foregoing or to achieve or maintain revenue growth or profitability in future periods.


Hiring and retention of employees

The success of the Company depends in large part upon the ability of the Company to recruit and retain qualified employees, particularly highly skilled engineers. The competition for such personnel is intense, and there can be no assurance that the Company will be successful in retaining or recruiting such personnel. The Chief Executive Officer (CEO) of the Company is an interim CEO with a six month contract expiring October 9, 1999. There is no assurance that the CEO will remain after his current contract expires or that the Company would be able to find a qualified replacement should the CEO decide to leave the Company. In the current year, a number of key employees have left the Company. As a result, the Company has been required to substantially increase the compensation, bonuses, stock options and other fringe benefits offered to employees in order to attract and retain key personnel and may be required to further increase such compensation and benefits. Further, new government regulations and accounting pronouncements, poor stock performance, or other factors could diminish the value of the stock option program and force the Company to pay more cash compensation. The loss of key personnel, and delays which may be experienced in recruiting key personnel as well as the additional costs which may be incurred in retaining or attracting new personnel, may have a material adverse impact on the Company, its product launches, its operating results and financial condition.


Transition To Direct Sales Strategy

In order for the Company's enterprise software products to achieve market acceptance, the Company will need to continue to adjust to longer sales cycles and successfully transition from the channel sales model that it has used for its traditional desktop products to a direct sales model for its enterprise software products. Sales of these enterprise products are expected to be made predominately to large companies, institutions, and government entities. These types of customers generally commit significant resources to an evaluation of enterprise software and require the vendor to expend substantial time, effort, and money educating them about the value of the vendor's solution. As a result, sales to these types of customers generally require an extensive sales effort throughout the customer's organization, and often require final approval by an executive officer or senior level employee.

The Company has experienced and will likely continue to experience delays following initial contact with prospective customers for its enterprise software products and has expended substantial funds and management effort in connections for its enterprise software products with these sales. As the Company has relatively little experience with these types of sales in non-US markets, there can be no assurance that the Company can successfully continue the transition to the direct sales model. In order to complete these types of sales, the Company will be required to restructure its direct sales force, extensively train and effectively manage its sales personnel, invest greater resources in the sales effort, and educate the authorized resellers in these countries. The Company may not be able to accomplish any of the foregoing on a timely and cost-effective basis. Failure to do so could have a material adverse effect on the Company's business, operating results, or financial condition. Additionally, the Company has added trained technical personnel to assist customers in implementing solutions which utilize the Company's enterprise software products. Personnel with sufficient expertise and experience for these positions are in great demand, and the Company may not be able to attract or retain a sufficient number of qualified personnel. Failure to do so could have a material adverse effect on the Company's business, operating results, or financial condition.

In 1998 and early 1999, the Company made changes to its sales compensation programs. Although such changes are intended to enhance overall revenues, there can be no assurance of such result, and such changes could have a material adverse impact on revenues and sales related expenses.


New Product Introduction; Rapid Technological and Market Change

The Company's future revenues will depend substantially on its ability to continue to successfully design and market new products and upgrades of current products for existing and new computer platforms and operating environments. There can be no assurances that revenues derived from such new products and versions will meet the Company's expectations, due to various factors. For example, the Company may introduce certain of such products later than expected or later than competitors' introductions, or competitors may introduce competitive products at lower prices. In addition, product upgrades (which enable users to upgrade from earlier versions of the Company's products or competitor's products) have lower prices and margins than new products. The acceptance of the Company's new products is dependent, in part, on the continued adoption of the Internet as a new computing paradigm and the adoption of the Java programming language.

From time to time, the Company has made and expects to make announcements to its customers with respect to the timeframes within which new products are expected to be shipped. Such announcements are made for the purpose of providing customers with a general idea of the expected availability of products for planning purposes, are based only upon estimates and are not a prediction of the exact availability date for such products. In the past, certain of the Company's products shipped later, and in some cases substantially later, than the timeframe within which the Company originally anticipated that the products would be available. Some of the Company's products are based on technology licensed from third parties, and the Company has limited control over whether and when these technologies are updated. The failure or delay in enhancements of technology licensed from third parties could have a material adverse effect on the Company's ability to develop and enhance its products. Due to the inherent uncertainties of software development, it is likely that such situations will occur from time to time in the future.

The Company has experienced a loss of key employees which may increase the risk of delays in product availability from timeframes originally anticipated. Consequently, announcements regarding the Company's expectations of when products may ship should not be considered a prediction by the Company that the products will ship in any particular quarter or otherwise be relied upon by investors as a basis for predicting the Company's results for any future period. Delays in the shipment of such products and product enhancements could have a material adverse impact on the Company. Without the introduction of such new products and product enhancements, the Company's products may become technologically obsolete, and as a result the Company's business, operating results and financial condition could be materially adversely affected.

New Business Areas

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

The Company's distributed object products are based on several standards, including Common Object Request Broker Architecture ("CORBA") and eXtensible Markup Language ("XML"). These standards are intended to facilitate the development and management of applications created in object oriented programming languages such as C++ and Java. These new standards are just beginning to gain widespread acceptance, and compete with proprietary solutions such as Microsoft's ActiveX and DCOM. The distributed object software market is relatively young, and there are few proven products. Further, some of the Company's distributed object products are designed specifically for use in applications for the Internet and intranets. If CORBA is not adopted or is adopted more slowly than anticipated or if product offerings from competitors are chosen in lieu of the Company's products, there could be a material adverse effect on the Company's business, operating results or financial condition.

The Company is allocating resources and making investments in development efforts for products for Linux-based operating system ("Linux"). Linux to date has a very limited history as a commercially sold and supported operating system. There are a limited number of products which operate on Linux. If Linux is not adopted or is adopted more slowly than anticipated, these resources and investments may not generate the anticipated return or meet the Company's objectives which could have a material adverse effect on the Company's business operating results and financial condition.

Business Practices, Processes and Information Systems

In order to remain competitive in a rapidly changing industry, the Company is continually improving and changing its business practices, processes and information systems. In this regard, during 1998 and 1999 the Company implemented a number of new business practices and a series of related information systems and processes. The Company expects to continue its efforts to optimize usage of system capabilities, enhance user skills surrounding system features, and reduce runtime errors. The ability of the Company to fully leverage system capabilities are subject to a number of risks, including the complexity of the new systems themselves and the need for substantial and comprehensive employee training in connection with the adoption of such new business practices and information systems. Should the Company experience significant implementation problems or costs in connection with these information systems there could be a material adverse impact on the Company's business, operating results, or financial condition.


Restructurings

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

Operating results can also be adversely impacted by deferral of customer orders in light of customer uncertainty regarding the Company's short-term and long-term prospects. As a significant percentage of the Company's revenues are from enterprise, Internet/intranet, software development tools and client/server products, the Company expects that a significant percentage of its revenues will be from large orders. The timing of such orders and their fulfillment may cause material fluctuations in the Company's operating results, particularly on a quarterly basis. In addition, the Company intends to continue to expand its domestic and international direct sales force. The timing of such expansion and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results.

Enterprise sales typically contain multiple elements, including licenses for development and deployment products, technical support and maintenance, consulting and training services. Often enterprise sales will include a license and deployment fee paid upon signing of the contracts and may include current and future payments for technical support and consulting services. Most of these elements, including the technical support, maintenance, consulting and training, are not delivered upon signing of the contract, and therefore, revenue associated with these elements must be deferred until delivery or until the services are rendered. By contrast, the Company's desktop sales historically have included only a license for the current version of the product with an option to purchase technical support and maintenance. With regard to the Company's enterprise sales, a more significant portion of the fees may often relate to elements that are not delivered at the time of sale, requiring a larger portion of the revenue to be deferred. As the Company expects that an increasing percentage of its business will be from the sale of enterprise products and services, the Company expects a larger percentage of revenue may be deferred. The amount of revenue associated with these undelivered elements and the timing of recognition of the revenue may have a material affect on the Company's business, operating results and financial position.

Industry sources widely predict that large corporations will stop deploying new computer systems in late 1999 and early 2000. Large corporations represent a significant portion of the Company's revenue and new customers represent a significant portion of the Company's license revenue growth. If the freeze in deployments is larger than anticipated, starts earlier, or lasts longer then anticipated or affects our targeted customer to a greater degree than anticipated the Company's revenues in late 1999 and early 2000 could be materially and adversely affected.

Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the market for client/server and enterprise application development software is rapidly evolving, and the Company's sales cycle for client/server and enterprise products, from initial evaluation to purchase and the provision of support services, is lengthy and varies substantially from customer to customer. As the Company normally ships products within a short time after it receives an order, it typically does not have any material backlog. Moreover, the timing of revenue recognition relative to orders may generate substantial deferred revenue for any undelivered elements.

As a result, to achieve its quarterly revenue objectives, the Company is dependent upon obtaining orders in a given quarter for shipments in that quarter. Furthermore, because many customers place orders toward the end of a quarter, the Company generally recognizes a substantial portion of its revenues at the end of each quarter. As the Company's expense levels are based in significant part on the Company's expectations as to future revenues and are therefore relatively fixed in the short term, if revenue levels fall below expectations, net income is likely to be disproportionately adversely affected. There can be no assurance that the Company will be able to maintain profitability on a quarterly or annual basis in the future. Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.


Extremely Competitive Industry

The computer software industry is an intensely competitive industry. Rapid change, uncertainty due to new and emerging technologies, and fierce competition characterize the industry. The pace of change has accelerated due to the Internet/intranet and new programming languages such as Java.

The Company's development tools and distributed object products compete with a number of companies including, but not limited to the following: Microsoft Corporation, Computer Associates, Oracle, Sybase, Symantec, BEA Systems, Sun Microsystems, IONA Technologies and IBM. Our competitors include hardware vendors, who bundle their own middleware software products with their computer systems, as well as database vendors that advocate client/server networks driven by the database server. Many of our competitors have substantially greater resources than the Company's including financial, management, marketing, support and technical as well as greater name recognition. Additionally, many existing competitors and potential competitors, have well-established relationships with current and potential customers of the Company; have extensive knowledge of the markets serviced by the Company's customers; have more extensive development and sales resources; and are capable of offering single vendor solutions. Current and potential competitors may continue to make strategic acquisitions or cooperative relationships that increases their ability to address customers' needs with their products. It is possible that new competitors, or alliances among current and new competitors, may rapidly gain, or increase, significant market share.

The Company's distributed object products are targeted at the emerging markets for standards-based distributed object software. The markets for these products are intensely competitive. The relatively low barriers to entry in the software market and the fact that these products typically are based on publicly available standards and specifications, the Company expects to experience additional competition in the future from other established and emerging companies.

The Company needs to differentiate its products from our competitors' products based on functionality, interoperability, performance, and reliability as well as more effective solutions to customers' needs than our competitors. There can be no assurance that we will be able to successfully differentiate our products from our competitors. Additionally, commercial acceptance of the Company's products and related services could be adversely affected by critical or negative statements by brokerage firms, industry and financial analysts, and industry periodicals concerning the Company and its products, business, or competitors, as well as the advertising or marketing efforts of competitors that could adversely affect customer perception.

Certain competitors have been known to license software for free to gain competitive advantage. Such competition strategies could materially affect the Company's ability to sell licenses, maintenance, and support on terms favorable to the Company. Furthermore, competitive pressure could require the Company to reduce the price of products and related services, could result in fewer customer orders, reduced gross margins and loss of market share. There can be no assurance that the Company will be able to compete successfully against current and future competition. The failure to do so would have a material adverse effect on the Company's business, operating results and financial condition.

Microsoft Corporation has announced that it intends to include certain middleware functionality in future versions of its Windows 2000 operating system. Microsoft has also introduced a product that includes certain basic application server functionality. The bundling of competing functionality in versions of Windows products requires the Company to compete with Microsoft in the Windows marketplace where Microsoft has certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, greater name recognition, substantial installed base and the integration of its middleware functionality with Windows. The Company needs to differentiate its products from Microsoft's, based on scalability, functionality, interoperability with non-Microsoft platforms, performance and reliability as well as to establish that the Company's products are more effective solutions to customers' needs. There can be no assurance that the Company will be able to successfully differentiate its products from those offered by Microsoft, or that Microsoft's entry into the middleware market will not materially adversely affect its business, operating results and financial condition.

The Company's development efforts rely on the ability to obtain timely and accurate information on existing and future operating systems. To the extent that the Company is unable to obtain such information, the release of the Company's products for such systems may be delayed or may not be competitive and as a result would have material adverse impact on the Company's business, operating results and financial condition.

Impact of the Year 2000


The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

The "Year 2000" issue is pervasive and complex, since many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the Year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with a "19" from those beginning with a "20". This, as well as other date related processing issues, may cause systems to fail or malfunction unless corrected. As a result, in less than four months, computer systems and/or software products used by many companies may need to be upgraded to comply with such Year 2000 issues. The Company has organized a corporate-wide initiative led by executives from information systems, research & development, marketing, legal and finance. The initiative includes the identification of Year 2000 issues in the following three areas: (1) product readiness, which concerns product functionality; (2) internal infrastructure readiness, which concerns internal hardware and software, including both information technology such as financial and order entry systems and non-information technology systems such as phones and facilities; and (3) third party readiness, which concerns the preparedness of third parties with whom the Company has significant business relationships.

Product Readiness. The Company is continuing to test its products and classify its products into the following categories of Year 2000 readiness: ready, ready with issues, not ready and will not be tested. The Company generally believes the most recent versions of its products are Year 2000 ready. Some of the Company's older products are not 2000 ready or will not be tested. Where possible the Company has been encouraging customers to migrate to current product versions. The Company's products are subject to ongoing review and analysis with respect to Year 2000 readiness issues. Despite such analysis and review the Company's products may contain undetected errors or defects associated with Year 2000 date functions, that may result in material costs to the Company. Furthermore, use of the Company's products in connection with other products, which may or may not be Year 2000 ready, including hardware, software and firmware, may result in the inaccurate exchange of date data resulting in performance issues and system failures. To the extent the Company's products or third party products that include the Company's products, prove not to be Year 2000 ready or in the event of disputes with customers regarding whether the Company's products are ready, the Company's business, results of operations and financial condition could be materially adversely affected. Moreover, the Company's customers could choose to convert to other Year 2000 ready products or to develop their own products in order to avoid such malfunctions, and such actions by customers could have a material adverse effect on the Company's business, financial condition or results of operations. To date, the cost of the readiness program for products are primarily costs of existing internal resources largely absorbed within existing engineering spending levels. These costs have not been reported separately from other product engineering costs.

Year 2000 readiness issues may give rise to legal claims against the Company, notwithstanding standard provisions in the Company's license agreements with its customers which disclaims all expressed and implied warranties for such defects and/or which limit the Company's obligations with respect to such issues. The Company is aware of a growing number of lawsuits against software vendors. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by it. Such legal claims could have a materially adverse impact on the Company's business, financial condition or results of operations.

The Company anticipates that it may experience a significant increase in calls to customer support from customers seeking Year 2000 product information; information on migrating from older, not ready products to ready products; and assistance in handling other Year 2000 issues. The Company may incur significant costs in connection with handling a substantial increase in the number of customer calls.

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

Internal System Readiness. The Company has completed its assessment of the readiness of its internal systems for handling the Year 2000. This assessment included software products provided by third-party vendors, the Company's own internal software and hardware supplied by third party vendors. The Company has completed a significant portion of the implementation and testing of its new or upgraded internal systems for Year 2000 readiness. The Company plans to have the implementation and testing of the new or upgraded internal systems completed by the end of the third quarter 1999. Based on this assessment, the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the Year 2000, but there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in its internal systems, which are composed of third-party software, hardware and the Company's own software products. In addition to application and information technology systems, the Company is in the process of testing and remediation of its non-information technology systems, including embedded systems, facilities and other operations, such as its financial, banking, security and utility systems. A contingency plan addressing issues related to the Company's internal infrastructure is being developed as the ongoing testing and remediation activities are completed.

Material Third-Party Relations Readiness. The Company continues formal communications with its key suppliers, contract manufacturers, distributors, vendors and partners in order to determine whether their operations and the products and services they provide are Year 2000 ready and to monitor the progress of their remediation efforts toward Year 2000 readiness. Based on the Company's assessment of each third party's progress to adequately address Year 2000 issues, the Company is developing a third party action list and contingency plans. In the event any such third party cannot provide in a timely manner the Company with products, services, or systems that are Year 2000 ready, this event could have material adverse effect on the Company's business, financial condition and results of operations. The Company could be materially adversely affected by costs or complications arising from Year 2000 issues relating to code changes, testing and implementation for its own systems or similar issues faced by its distributors, suppliers, customers, vendors and the financial service organizations with which the Company does business. The Company is working to identify and analyze the most reasonably likely worst case scenarios for third party relationships affected by the Year 2000. These scenarios could include possible infrastructure collapse, the failure of power and water supplies, major transportation disruptions, unforeseen product shortages and failures of communications and financial systems, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

Costs related to the Company's efforts to address Year 2000 issues have been expended as incurred and have not been material to date. The Company expects to fund the Year 2000 related costs through funds provided by operations and does not expect these costs to have a material adverse impact on the Company's operations. The Company's estimate of the cost of Year 2000 readiness issues is based partially on numerous assumptions about future events. There can be no assurance that these estimates will be correct, and actual costs could differ materially from these estimates.

Contingency plans will be developed if it appears the Company or its key suppliers and vendors will not be Year 2000 ready and if such condition is likely to have a material adverse impact on the Company's operations. It is expected that assessment, remediation and contingency planning activities will be ongoing through 1999 with the goal of resolving all material internal systems and third party issues.

Although the Company is dedicating resources toward becoming Year 2000 ready, there is no assurance it will be successful in its efforts to identify and address all Year 2000 issues. Even if the Company acts in a timely manner to complete its assessments, identify, develop and implement its remediation plans (if necessary) some problems may not be identified or corrected in time to prevent material adverse consequences to the Company. The most reasonably likely worst case scenarios include: (1) corruption of data contained in the Company's internal information systems, and (2) failure of hardware, software, or other information technology systems, causing an interruption or failure of normal business operations. Such scenarios could have a material adverse impact on the Company. The discussion above regarding estimated completion dates, costs, risks and other forward-looking statements regarding the Year 2000 is based on the Company's best estimates given information that is currently available and is subject to change. As the Company continues to make progress with its Year 2000 initiative, it may discover that actual results will differ materially from these estimates. The impact of the Year 2000 issue on future results of the Company is difficult to discern but is a risk, which should be considered in evaluating future prospects for this Company.

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

Dependence on Java; Risks Associated with Encryption Technology

Certain of the Company's products are based on Java, an object-oriented programming language developed by JavaSoft, a subsidiary of Sun Microsystems. Java was developed primarily for Internet/intranet applications. Java to date has a limited history, thereby inhibiting adoption of Java on a widespread basis. Additionally, there are a very limited number of commercially significant Java-based products, and it is too early to determine whether Java will become a significant technology. Alternatives to Java have been announced by several companies, including Microsoft. If Java is not adopted or is adopted more slowly than anticipated, there could be a material adverse effect on the Company's business, operating results or financial condition.

The Company uses encryption technology in certain of its products to provide the security required for the exchange of confidential information. Encryption technologies have been breached in the past. There can be no assurance that there will not be a compromise or breach of the security technology used by the Company. If any such compromise or breach were to occur, it could have a material adverse effect on the Company's business, results of operations or financial condition. Additionally, the export of encryption technology is subject to government regulation. The inability to obtain approval for the export of such technology could have a material adverse effect on the Company's business, operating results or financial condition.


Retail Distribution Channel

A significant portion of the Company's sales are made through the retail distribution channel, which is subject to fluctuations in customer demand. The Company's retail distribution customers also carry the products of competitors. These retail distributors may have limited capital to invest in inventory, and their decisions to purchase the Company's products is partly a function of pricing, terms and special promotions offered by the Company. Competitors may also offer such pricing terms and marketing incentives over which the Company has no control and which it cannot predict.

The Company's pattern of net revenues and earnings may be affected by "channel fill." Distributors may fill their distribution channels in anticipation of price changes, sales promotions or incentives. Distributor purchases may be decreased between the date the Company announces a new version or new product and the date of release, because distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of availability of a new version or a new product. The impact of channel fill is somewhat mitigated by the Company's deferral of revenue associated with distributors and resellers inventories which are estimated to be in excess of appropriate levels; however, net revenues may still be materially affected favorably or adversely by the effects of channel fill, particularly in periods where a large number of new products are simultaneously introduced.

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

Reliance on VARs & ISVs

A significant element of the Company's strategy is to embed and bundle the technology in products offered by VAR and ISV customers, such as Cisco, Compuware, Hewlett-Packard, Microsoft, Hitachi, Netscape, Novell, Oracle and Sybase. Historically, a relatively small number of VAR and ISV customers accounted for a significant percentage of VisiBroker, InterBase and other enterprise revenues. The Company continues to secure similar distribution arrangements with other VARs and ISVs to embed distributed object technology in their products. To date, the terms and conditions, including prices and discounts, of agreements with VAR and ISV customers have been highly negotiated and vary significantly among customers. Substantially all such agreements are non-exclusive and do not require the VAR or ISV to make minimum purchases. The Company has no control over the shipping dates or volumes of systems shipped by its VAR and ISV customers, and there can be no assurance that the VARs and ISVs will ship products incorporating the Company's products in the future. Furthermore, the Company's license agreements with its VAR and ISV customers generally do not require the VARs and ISVs to recommend or offer the Company's products exclusively.

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

Software Defects and Liability Claims

Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Although the Company has not experienced any material adverse effects resulting from any such defects or errors to date, there can be no assurance that, despite testing by the Company and by both current and potential customers, defects and errors will not be found in current versions, new versions or enhancements after commencement of commercial shipments, which could result in a delay or loss of revenue, delay in market acceptance, diversion of development resources, damage to the Company's reputation, increased service and warranty costs, any of which could have a material adverse effect upon the Company's business, operating results and financial condition.

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


Dependence on Third Party Licenses

The Company is dependent on licenses from third party suppliers for certain elements of its products. If any such third party licenses were terminated or not renewed or if these third parties failed to develop new products in a timely manner, the Company would be unable to redistribute certain components of its products and would be required to develop an alternative approach to developing its products. Furthermore, such products may not be successful in providing the same level of functionality. Such delays, increased costs or reduced functionality could materially adversely affect the Company's business, operating results and financial condition.


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


European Monetary Union (EMU)

The Company is implementing new or upgraded information systems in Europe, and as part of the implementation, is testing its new or upgraded system for EMU compliance. The Company currently plans to have its review and testing substantially completed by late 1999. Although the assessment is still underway, the Company does not believe that it will incur material cost or experience material disruption in its business associated with preparing its internal systems for EMU compliance, but there can be no assurance that the Company will not experience serious unanticipated negative consequences or material costs caused by undetected errors or defects.


Anti-takeover Provisions

The Company's Stockholders' Rights Plan and certain provisions of the Company's Certificate of Incorporation may discourage or prevent certain types of transactions involving an actual or potential change in control of the Company, including transactions in which the stockholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. In addition, the Company's Board of Directors has the authority to fix the rights and preferences of, and issue shares of, Preferred Stock without action by the stockholders, which may have the effect of delaying or preventing a change in control of the Company.


Potential Dilutive Effect of Conversion and Additional Issuance of Series C Preferred Stock ("Series C Stock")

Each share of Series C Stock is convertible, at the option of the holder, after the satisfaction of a two year holding period or upon liquidation of the Company, into fully paid and non-assessable shares of Common Stock based upon a fixed conversion ratio. The conversion ratio is subject to certain adjustments for stock splits or other capital reorganizations. At June 30, 1999, 6,720,430 shares of the Company's Common Stock were reserved for issuance upon the conversion of the Series C Stock.


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

Extreme Volatility of Stock Price

Like the stock of other high technology companies, the market price of the Company's Common Stock has experienced significant fluctuations and may continue to be extremely volatile. During the period from January 1, 1996 to July 31, 1999, the closing market price of the Company's Common Stock has ranged from a high of $20.88 to a low of $3.00. The market price of the Common Stock may be significantly affected by factors such as the announcement of new products or product enhancements by the Company or its competitors, technological innovation by the Company or its competitors, quarterly variations in the Company's or competitors' results of operations, changes in prices of the Company's or its competitors' products and services, changes in revenue and revenue growth rates for the Company as a whole or for specific geographic areas, business units, products or product categories, changes in earnings estimates by market analysts, speculation in the press or analyst community, and general market conditions or market conditions specific to particular industries. Such fluctuations may have a significant impact on the market price of the Company's Common Stock.


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


Item 3.           Quantitative and Qualitative Disclosure About Market Risk

Market risks relating to the Company's operations result primarily from changes in interest rates and foreign exchange rates, as well as credit risks. To address the foreign exchange rate risk the Company enters into various foreign exchange forward contracts as described below. The Company does not use such financial instruments for trading purposes.

Foreign Currency Risk

The Company transacts business in various foreign countries, including Japan, Canada, Latin America and certain countries within Europe and South East Asia. The Company has established a foreign currency program utilizing foreign currency forward exchange contracts to minimize intercompany balances and other monetary assets denominated in foreign currencies. The goal of the program is to offset the earnings impact of foreign denominated balances. The Company does not use foreign currency forward exchange contracts for trading purposes. At month end, the foreign denominated balances and the forward exchange contracts are marked-to-market and unrealized gains and losses are included in current period net income.

During the six months ended June 30, 1999, the Company recorded foreign exchanges losses on intercompany receivables due to the dollar strengthening against many foreign currencies including the German Mark, the French Franc, and the Dutch Guilder. Such losses have been mostly offset by the Company's foreign exchange contracts. It is not certain that these currencies trends will continue. If these currencies trends continue, the Company will continue to experience foreign exchange losses on its intercompany receivables to the extent that the Company has not limited the exposure with foreign currency forward exchange contracts. Such foreign exchange losses could have a materially adverse affect on the Company's operating results and cash flows.

The table below provides information about the Company's derivative financial instruments, comprised of foreign currency forward exchange contracts outstanding as of June 30, 1999. The information is provided in U.S. Dollar equivalents amounts, as presented in the Company's financial statements. For foreign currency forward exchange contracts, the table presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates. All instruments mature within a period of twelve months or less.


Foreign currency forward exchange contracts:
                                                                    June 30,
                                                                      1999
                            Notional            Average            Estimated
                             Amount          Contract Rate        Fair Value
                          ------------      --------------        ----------
  Australian Dollar        $ 6,277,920           0.6674            $109,098
  Canadian Dollar            1,883,910           1.4633              12,488
  German Mark                1,413,250           1.8897               2,318
  Italian Lira                 872,606          1870.79               1,418
  Hong Kong Dollar           5,227,937           7.7583               3,234
  Dutch Guilder              4,069,904           2.1292               4,396
  New Taiwan Dollar          1,725,493            32.31               6,943
  Others                     1,685,831                               -6,118
                          ------------                            ----------
  Total                    $23,156,851                             $133,777
                          ============                            ==========

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

         The Company mitigates default risk by investing in only high credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in the credit rating of any investment issuer. The portfolio includes only marketable securities with active secondary and resale markets to ensure portfolio liquidity.

         The Company has minimal interest rate exposure for long-term debt obligations as such debt and capital lease obligations have a fixed rate of interest. The Company primarily enters into debt and capital lease obligations to finance capital expenditures

         The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio and debt obligations.


In thousands                  1999         2000         2001        2002         2003      Thereafter      Total
---------------------------------------------------------------------------------------------------------------------

ASSETS
Cash Equivalents           $175,803                                                                       $175,803
  Fixed rate                   4.70%
Short-term investments       $3,084                                                                       $  3,084
  Fixed rate                   1.00%
LONG-TERM DEBT
                                $74        $161         $180        $200         $222        $8,384       $  9,221
  Fixed Rate                  10.75%


The short term investment balances are principally required compensating balance accounts invested in Japanese securities.

Credit Risks

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short term investments and trade receivables. The Company's cash and cash equivalents are placed in high quality securities with major banks and financial institutions. Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. One customer located in the United States accounts for approximately 13% of net account receivable. No other single group or customer represents greater than 10% of net accounts receivable.

The Company is exposed to credit loss in circumstances from non-performance by counter parties to foreign exchange contacts, however, the Company does not anticipate non-performance by these counter parties.

PART II           OTHER INFORMATION


Item 1.           Legal Proceedings

Information with respect to this item is incorporated by reference to "Part I - Item 1 - Note 8," of this Form 10-Q.


Item 2. Changes in Securities and Use of Proceeds

In June 1999 the Company issued to Microsoft Corporation 625 shares of Inprise Series C Convertible Preferred Stock at a price of $40,000 per share, for an aggregate purchase price of $25,000,000. The Series C shares are convertible at the option of the holders at anytime after June 10, 2001, into an aggregate of 6,720,430 shares of Common Stock, subject to certain adjustments for stock splits or other capital reorganizations.

The above issuance was not registered under the Securities Act of 1933, as amended (the "1933 Act") in reliance upon the exemptions provided by Section 4(2) of the 1933 Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

Item 3.  Defaults on Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of the Company's stockholders held June 4, 1999 at Inprise Corporation, 100 Enterprise Way, Scotts Valley, California the following matters were voted upon:

1) The following individuals were elected to Class 1 of the Company's Board of Directors:

         Nominee:                   Votes Cast For        Withheld or Against
         --------                   --------------        -------------------
         Stephen J. Lewis           41,318,706            4,493,778
         C. Robert Coates           45,231,674            580,810

The following additional proposals were considered at the Annual Meeting and were approved by the vote of the stockholders, in accordance with the tabulation shown below.

2) Proposal to approve an amendment to the Inprise Corporation 1997 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,500,000 shares.

         Votes For                  Votes Against             Abstain
         ---------                 -------------             -------
         38,844,674                 6,807,673                 160,137

3) Proposal to approve the Inprise Corporation 1999 Employee Stock Purchase Plan, including the reservation of 800,000 shares of Common Stock thereunder.

         Votes For                  Votes Against             Abstain
         ---------                  -------------             -------
         44,711,909                 930,965                   169,610

4) Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent auditors for Inprise Corporation for the calendar year ending December 31, 1999.

         Votes For                  Votes Against             Abstain
         ---------                  -------------             -------
         45,486,457                 177,643                   148,384


Item 5.           Other Information

         On July 26, 1999, Stephen Lewis, a director of the Company, announced his resignation effective as of July 28, 1999.



Item 6.           Exhibits and Reports on Form 8-K


(A)      EXHIBITS

         Exhibit 27 - Financial Data Schedule


(B)      REPORTS ON FORM 8-K

         None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   INPRISE CORPORATION
                                   ---------------------------
                                           (Registrant)


Date: August 16, 1999


                                   /s/  Jay R. Leite
                                   ---------------------------
                                       JAY R. LEITE
                                       Chief Financial Officer