Form 10-Q
period 1999-09-30
INPRISE CORP
filed 1999-11-15
CIK 853273

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

            |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           _____  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

                  Transition Report Pursuant to Section 13 or 15(d) of the _____ Securities Exchange Act of 1934

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

                       YES      |X|          NO  _____
                              -------

      The number of shares of common stock outstanding as of October 31, 1999 was 57,927,897.

                               INPRISE CORPORATION

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I      FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets
            at September 30, 1999 and December 31, 1998 ...................... 3

            Condensed Consolidated Statements of Operations for the
            three and nine months ended September 30, 1999 and 1998 .......... 4

            Condensed Consolidated Statements of Comprehensive Income for for the three and nine months ended September 30, 1999 and 1998 .. 5

            Condensed Consolidated Statements of Cash Flows for the
            three and nine months ended September 30, 1999 and 1998 .......... 6

            Notes to Condensed Consolidated Financial Statements ............. 7

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations ................ 10

Item 3.     Quantitative and Qualitative Disclosure
            About Market Risk ............................................... 27

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings ............................................... 29

Item 2.     Changes in Securities and Use of Proceeds........................ 29

Item 3.     Defaults Upon Senior Securities.................................. 29

Item 6.     Exhibits and Reports on Form 8-K ................................ 30

            Signatures ...................................................... 30

PART I      FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

                               INPRISE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (IN THOUSANDS, EXCEPT PAR VALUE AND SHARE AMOUNTS; UNAUDITED)

                                                                    September 30,    December 31,
                                                                         1999            1998
                                                                    -----------------------------
ASSETS
Current assets:
       Cash and cash equivalents                                      $ 164,948        $ 81,137
       Short-term investments                                            14,510           3,225
       Accounts receivable, net                                          37,400          43,515
       Other current assets                                               9,146          10,376
                                                                      -------------------------
            Total current assets                                        226,004         138,253
Property and equipment, net                                             107,274         111,149
Other non-current assets                                                  5,196           4,386
                                                                      -------------------------
            Total assets                                              $ 338,474       $ 253,788
                                                                      =========================
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses                          $  43,211       $  48,234
       Income taxes payable                                               8,934           2,983
       Deferred revenue                                                  14,507          14,513
       Other                                                             14,120          11,038
                                                                      -------------------------
            Total current liabilities                                    80,772          76,768

Long-term debt and other                                                 18,386          19,138
Mandatorily redeemable convertible preferred
       stock: Series B, $50,000 par value; 1,470 shares
       authorized; 50 shares issued and outstanding                       2,500          36,873

Stockholders' equity:
       Preferred stock: Series A, $.01 par value;
            1,000,000 shares authorized; no shares
            issued or outstanding                                            --              --
       Preferred stock: Series C convertible, $.01 par
            value; 625 shares authorized; 625 shares
            issued and outstanding                                           --              --
       Common stock: $.01 par value; 100,000,000
            shares authorized; 57,925,000 and 48,140,000
            shares issued and outstanding                                   579             481
       Additional paid-in capital                                       447,874         386,468
       Accumulated deficit                                             (191,526)       (251,751)
       Cumulative comprehensive income                                    5,094           6,155
                                                                      -------------------------

                                                                        262,021         141,353
       Common stock in treasury, at cost - 4,473,800
            and 3,472,000 shares                                        (25,205)        (20,344)
                                                                      -------------------------

            Total liabilities and stockholders' equity                $ 338,474       $ 253,788
                                                                      =========================

     See accompanying notes to condensed consolidated financial statements.

                               INPRISE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)

                                             Three Months Ended         Nine Months Ended
                                                September 30,             September 30,
                                           ------------------------------------------------
                                              1999         1998         1999         1998
                                           ------------------------------------------------
Licenses and other revenue                 $  39,928    $  42,481    $ 112,065    $ 124,696
Service revenue                                5,750        5,482       17,267       16,276
                                           ------------------------------------------------
       Net revenue                            45,678       47,963      129,332      140,972
                                           ------------------------------------------------
Cost of licenses and other revenue             4,943        3,857       15,261       11,070
Cost of service revenue                        5,389        4,180       16,691       11,084
                                           ------------------------------------------------
       Cost of revenue                        10,332        8,037       31,952       22,154
                                           ------------------------------------------------
Gross profit                                  35,346       39,926       97,380      118,818
                                           ------------------------------------------------
Research and development                      10,076       11,509       30,789       34,587
Selling, general and administrative           30,253       28,450       93,733       81,726
Restructuring and merger related charges          --           --        6,959       19,282
Other non-recurring charges                       --           --        8,193           --
                                           ------------------------------------------------
       Total operating expenses               40,329       39,959      139,674      135,595
                                           ------------------------------------------------
Operating income (loss)                       (4,983)         (33)     (42,294)     (16,777)
Income from patent cross-license
       agreement and other                        --           --      105,065           --
Interest income, net and other                 1,991        1,149        3,937        2,873
Gain on long-term investment                   1,453       15,439        2,937       15,439
                                           ------------------------------------------------
Income (loss) before income taxes             (1,539)      16,555       69,645        1,535
Income tax provision (benefit)                  (120)         150        9,133       (3,312)
                                           ------------------------------------------------
                  Net income (loss)        $  (1,419)   $  16,405    $  60,512    $   4,847
                                           ================================================
Net income (loss) per share:

       Basic                               $   (0.03)   $    0.32    $    1.13    $    0.09

       Diluted                             $   (0.03)   $    0.29    $    0.99    $    0.08

       Weighted average shares - basic        57,992       50,509       53,339       50,825

       Weighted average shares - diluted      57,992       56,812       60,855       57,494

     See accompanying notes to condensed consolidated financial statements.

                               INPRISE CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (IN THOUSANDS; UNAUDITED)

                                          Three Months Ended   Nine Months Ended
                                             September 30        September 30
                                            1999       1998      1999      1998
                                          --------------------------------------
Net income                                $(1,419)   $16,405   $60,512   $ 4,847

Other comprehensive income (loss):
Foreign currency translation adjustments    1,234        395    (1,061)       21
                                          --------------------------------------
Comprehensive income                      $  (185)   $16,800   $59,451   $ 4,868
================================================================================

     See accompanying notes to condensed consolidated financial statements.

                               INPRISE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                Nine Months Ended
                                                                  September 30,
                                                             ----------------------
                                                                1999         1998
                                                             ----------------------
Cash flows from operating activities:
       Net income                                            $  60,512    $   4,847
       Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:

            Depreciation and amortization                       11,613        5,577
            Non-cash restructuring                                  --        2,617
            Gain on sale of long-term investment                (2,937)     (15,439)
       Change in assets and liabilities:
            Accounts receivable                                  5,159      (11,313)
            Other assets                                          (117)      (2,756)
            Accounts payable and accrued expenses               (4,660)       1,282

            Income taxes payable                                 5,951       (2,777)
            Other (primarily deferred revenue
            and restructuring)                                   2,297        2,597
                                                             ----------------------
            Cash provided by (used in)operating activities      77,818      (15,365)
                                                             ----------------------
Cash flows from investing activities:
       Purchase of property and equipment                       (6,365)     (12,771)
       Net change in short-term investments                    (11,285)      (1,071)
       Proceeds from sale of long-term investment                2,056           --
                                                             ----------------------
            Cash used in investing activities                  (15,594)     (13,842)
                                                             ----------------------
Cash flows from financing activities:
       Proceeds from issuance of common stock, net               1,854        3,941
       Proceeds from issuance of preferred stock, net           25,000       11,000
       Repurchase of common stock                               (4,871)      (8,166)

       Borrowings (repayment) of capital lease
       obligations and other debt activity                          92         (107)
                                                             ----------------------
            Cash provided by financing activities               22,075        6,668
Effect of exchange rates on cash                                  (488)        (101)
                                                             ----------------------
Net change in cash and cash equivalents                         83,811      (22,640)
Cash and cash equivalents at beginning of period                81,137      100,707
                                                             ----------------------
Cash and cash equivalents at end of period                   $ 164,948    $  78,067
                                                             ======================

     See accompanying notes to condensed consolidated financial statements.

INPRISE CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 1999 and December 31, 1998, and the three and nine months ended September 30, 1999 and 1998, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These condensed consolidated financial statements and notes should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-K for the year ended December 31, 1998.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financials statements to conform to current period presentations.

NOTE 2. NET INCOME PER SHARE

We compute net income per share in accordance with SFAS No. 128 "Earnings per Share". Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested restricted Common Stock and incremental shares issuable upon exercise of stock options and warrants and upon conversion of Series B Mandatorily Redeemable Convertible Preferred Stock and Series C Convertible Preferred Stock, are included in diluted net income per share to the extend such shares are dilutive.

The following table sets forth the computation of basic and diluted net income
(loss) per share for the periods indicated (in thousands, except per share amounts):

                                                      Three Months Ended     Nine Months Ended
                                                      ------------------     -----------------
                                                         September 30,         September 30,
                                                       1999        1998       1999       1998
                                                     ------------------------------------------
Numerator:
Net income (loss) before accretion charges           $ (1,419)   $ 16,405   $ 60,512   $  4,847

Accretion charges to preferred stock                      219         164        287        306
                                                     ------------------------------------------

Income (loss) available to common
      stockholders for basic and
      diluted earnings per share                     $ (1,638)   $ 16,241   $ 60,225   $  4,541
                                                     ------------------------------------------

Denominator:
Denominator for basic income (loss)
      per share - weighted average shares              57,922      50,509     53,339     50,825
Effect of dilutive securities                               0       6,303      7,546      6,669
                                                     ------------------------------------------

Denominator for diluted income (loss)
      per share - adjusted weighted average shares
      and assumed conversions                          57,922      56,812     60,885     57,494
                                                     ------------------------------------------

Net income (loss) per share - basic                  $  (0.03)   $   0.32   $   1.13   $   0.09
                                                     ==========================================
Net income (loss) per share - diluted                $  (0.03)   $   0.29   $   0.99   $   0.08
                                                     ==========================================

NOTE 3. RESTRUCTURING

In January 1999 the Company announced the restructuring of its corporate operations. A restructuring charge of $7.0 million was recorded during the quarter ended March 31, 1999, primarily related to severance costs.

In conjunction with the 1998 acquisition of Visigenic Software, Inc. (Visigenic), the Company recorded a $19.3 million restructuring and merger related charge of which $9.9 million related to severance costs, $3.2 million related to termination of certain lease agreements and the write-off of certain fixed assets and $2.5 million to other costs associated with the restructuring.

The following table summarizes the Company's restructuring activity for the nine months ended September 30, 1999:

                              Severance               Other
                                 and                  Asset
                               Benefits  Facilities  Charges     Other      Total
                              ----------------------------------------------------
Accrual at December 31, 1998   $ 2,303    $   713    $   152    $   106    $ 3,274
1999 restructuring               6,679        252         --         28      6,959
Cash payments                   (4,450)      (285)       (80)      (134)    (4,949)
Non-cash costs                      --         --         --         --         --
                              ----------------------------------------------------
Accrual at
      September 30, 1999       $ 4,532    $   680    $    72         --    $ 5,284
                              ====================================================

Subsequent to December 31, 1998, there have not been any changes to the Company's estimate of the total costs of prior restructuring provisions.

NOTE 4. INCOME TAXES

The income tax provision for the three and nine months ended September 30, 1999 consists primarily of US taxes, non-US withholding taxes and income taxes on certain of the Company's non-US subsidiaries. While the Company has substantial US net operating losses and credit carryforwards due to the US alternative minimum taxes rules, only a portion of these carryforwards may be utilized to offset the Company's 1999 US tax liability.

NOTE 5. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

During the quarter ended June 30, 1999, 688 shares of Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Stock") were converted into 10,177,125 shares of Common Stock at an average conversion price of $3.38 per share. As of September 30, 1999, 50 shares of Series B Stock remain outstanding.

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

At September 30, 1999, 6,720,430 shares of Inprise Common Stock were reserved for issuance upon the conversion of the outstanding Series C Stock.

NOTE 7. CONTRACTUAL AGREEMENTS

In June 1999, the Company and Microsoft Corporation entered into a set of technology license agreements. Microsoft also paid the Company $100 million for the rights to use Inprise-patented technology in Microsoft products and in the settlement of a number of long standing patent and technology licensing disputes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that we make in this Form 10-Q, and the documents incorporated herein by reference, are forward-looking statements. In particular, the statements herein regarding industry prospects, our future results of operations or financial condition are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. The section "Factors That May Impact Future Operating Results and Market Price of Stock" describe some, but not all, of the factors that could cause the difference. We do not assume an obligation to update, revise or publicly announce any revisions to these statements or the risk factors presented in this document.

You are advised to read this Quarterly Report on Form 10-Q in conjunction with other reports and documents the Company files from time to time with the Securities and Exchange Commission. In particular, please read our Annual Report on Form 10-K, other Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. You may obtain copies of these reports directly from the Company or from the Securities and Exchange Commission at its website at www.sec.gov.

OVERVIEW

      Inprise Corporation ("Inprise") is a leading provider of Internet-enabling software and services designed to reduce the complexity of application development for corporations and individual programmers. We develop and provide integrated, scalable and secure solutions, distinguished for their ease of use, performance and productivity. Committed to all major computing platforms as well as the open standards of the Internet, we provide service and support for software developers worldwide through our online developer community and E-commerce site
- community.borland.com - offering a range of technical information, value-added services and third-party products. Our product lines and services are designed to assist software developers and business enterprises in their development and deployment of software in the desktop, client/server, distributed objects and Internet/intranet environments.

      We market and distribute our products worldwide primarily through independent distributors, dealers, value-added resellers ("VARs") and independent software vendors ("ISVs"). We also market and sell to corporations, governments, educational institutions and other end-user customers through direct sales and through the Internet.

RESULTS OF OPERATIONS

Our revenue is derived from software licenses, customer support, training and consulting services.

Licenses and Other Revenue. License revenue represents amounts earned from granting customers licenses to use our software products. Licenses and other revenue totaled $39.9 million for the quarter ended September 30, 1999 a decrease of 6% from the same quarter of 1998. License and other revenue totaled $112.1 million for the nine months ended September 30, 1999, a decrease of 10.1% for the same period in 1998. This decrease is primarily due to a decrease in number and revenue from large OEM sales and revenues of direct sales bundled with our consulting services to corporate customers.

Revenue during the three months ended September 30, 1999, was favorably affected by the release of Delphi 5 in the quarter. Delphi product revenues increased by more than 10% over the September 30, 1998 quarter when we released Delphi 4.

Service Revenue. Service revenue represents amounts earned from customer support, training, consulting and education services related to our software products. Service revenue increased to $5.8 million for the quarter ended September 30, 1999 compared to $5.5 million for the quarter ended September 30, 1998. This increase is primarily related to increased Enterprise consulting revenues due in part to the acquisition of professional service firms in prior periods.

International Revenue. International revenue represented 53% of our total net revenue for the quarter ended September 30, 1999 compared to 51% for the quarter ended September 30, 1998. We expect that our international operations will continue to provide a significant portion of our total revenue.

The following table presents our revenue by geographic area:

                                 Three Months Ended                        Nine Months Ended
                                    September 30,                            September 30,
                           -----------------------------------------------------------------------
                             1999                 1998                 1999                 1998
                           -----------------------------------------------------------------------
      United States        $ 21,312             $ 23,679             $ 59,597             $ 71,907
      Europe                 14,520               17,026               43,021               46,558
      Japan                   4,892                4,506               14,456               12,730
      Other                   4,954                2,752               12,258                9,777
                           -----------------------------------------------------------------------

Net revenues               $ 45,678             $ 47,963            $ 129,332            $ 140,972
                           =======================================================================

COST OF REVENUE

Total cost of revenue represented 23% and 17% of total net revenues for the quarter ended September 30, 1999 and 1998, respectively. The increase in cost as a percentage of revenue is primarily due to the increase in service revenue which has a higher relative cost as a percentage of total revenues.

Cost of Licenses and Other Revenue. Cost of licenses revenue consists primarily of production costs, product packaging, and royalties paid to third-party vendors. Cost of licenses and other revenue was $4.9 million and $3.9 million for the quarters ended September 30, 1999 and 1998, respectively. The increase in cost of licenses revenue during the quarter was due to the increased volume of units sold compared to the quarter a year ago. Cost of licenses revenue may vary in future periods due to changes in royalty obligations to third-party technology providers, certain manufacturing costs as well as the number of new products and product upgrades introduced in a given quarter.

Cost of Service Revenue. Cost of service revenue consists primarily of salaries and benefits, third-party contractor costs, and related expenses incurred in providing customer support, training and education. Cost of service revenue was $5.4 million and $4.2 million for the quarters ended September 30, 1999 and 1998, respectively. This increase in costs was primarily due to the addition of service personnel. We expect to continue to invest in the consulting and training portion of our business. We expect a delay between the hiring of new service personnel and corresponding service revenue earned through the deployment of the new personnel. Cost of service revenue as a percentage of service revenue may also vary between periods due to the combination of services that we provide to customers and the extent to which employees or contractors are used to provide those services.

Operating Expenses

Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs and fees and expenses of third-party consultants. Research and development expenses were 22% and 24% of net revenues for such periods, respectively. Research and development expenses declined 12% compared to the corresponding quarter of 1998. This decrease was primarily due to a reduction in compensation expense.

Sales, General and Administrative. Sales, general and administrative (SG&A) expenses consist primarily of salaries, benefits, sales commissions, the cost of product marketing programs, and facility and information system costs. SG&A expenses increased by 6% this quarter compared to the same quarter of last year and represented 66% and 59% of net revenue for the quarters ended September 30, 1999, and 1998, respectively. This increase was principally due to increases in sales personnel to support sales to corporate customers; retention programs for key personnel; and increased costs related to our investment in information systems infrastructure.

Restructuring and Merger-Related Charges. In January 1999, we announced the restructuring of our corporate operations. We recorded a restructuring charge of $7.0 million primarily related to severance costs.

In conjunction with the 1998 acquisition of Visigenic, we recorded a $19.3 million restructuring and merger-related charge in the quarter ended March 31, 1998. Of this amount, $9.9 million related to severance costs associated with the elimination of duplicate workforces, $3.2 million related to termination of leases and the write-off of certain fixed assets, and $2.5 million represents other restructuring costs.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, total cash, cash equivalents and short-term investments totaled $179.5 million up from $84.4 million at December 31, 1998. Working capital increased to $145.2 million, up from $61.5 million at December 30, 1998, primarily due to cash received from the license agreement and preferred stock investments entered into with Microsoft in the second quarter of this year offset by cash used to fund operations. We expect that our current working capital will be sufficient to finance our working capital requirements at least through the next twelve months.

LEGAL PROCEEDINGS

The Company and certain of our former officers and directors were named defendants in two lawsuits, Kaplan, et al vs. Kahn, et al, and Crook, et al vs.
                            -----------------------------      ----------------
Kahn, et al, originally filed in the United States District Court for the
-----------
Northern District of California in 1993 and 1995, respectively. The lawsuits allege certain securities law violations during the periods between 1991 and 1994. In 1996, the parties entered into an agreement to settle both lawsuits. The agreement was submitted to the Court for approval and monies were deposited in escrow to fund the settlement. At the time, we recorded an expense for the amount of our contribution to the settlement. On September 3, 1999, the Court approved the settlement agreements in both lawsuits and a revised plan of allocation of the settlement proceeds. A final order certifying the settlement class and dismissing both lawsuits remains to be entered, but the Company expects such orders will be entered in the near future.

On April 10, 1997, Western Imaging, Inc. ("Western Imaging") filed a complaint
                   ---------------------
in the U.S. District Court for the Northern District of California against Visigenic Software, Inc. ("Visigenic"), a company acquired by Inprise in February 1998, and Corel Corporation, a licensee of Visigenic, alleging breach of contract, intentional and negligent misrepresentation, copyright infringement, trademark infringement, misappropriation of trade secrets and other related claims. On June 2, 1994, Western Imaging purchased from Visigenic the rights to a software product called "Lumena." Western Imaging claims that
(1) Visigenic failed to deliver all of the source code for Lumena, and (2) "Lumena" included three additional software products called "Color Tools," "Creative License," and "Oasis,". Visigenic denies Western Imaging's claims. These three products were licensed by Visigenic to Corel on a non-exclusive basis.

Pursuant to the Court's order on February 20, 1998, the parties participated in a non-binding mediation on July 17, 1998. No settlement was reached. Both parties thereafter filed motions for summary judgment. The Court denied Western Imaging's motion. Our motion was granted in part and denied in part. The Court dismissed Western Imaging's claims for unfair competition, unjust enrichment and misappropriation of trade secrets. The parties agreed to participate in a second mediation following additional discovery. The parties participated in three further mediation sessions, and on October 26, 1999, a confidential settlement was reached which also included Federal Insurance Company (see next paragraph ). The parties are currently in the process of finalizing the settlement documentation.

In a related matter, Visigenic sued their insurer, Federal Insurance Company, seeking to obtain a declaration that Federal Insurance owed Visigenic and Corel a duty of defense and coverage for the Western Imaging lawsuit and claims based on advertising injury coverage. Both Federal Insurance and Visigenic filed summary judgment motions in this case, which were heard by the Court on August 14, 1998. On May 3, 1999, the Court granted our motion and denied Federal Insurance's motion the effect of which (subject to appeal) is that Visigenic and Corel will be entitled to reimbursement of attorneys fees and costs and to payment of future such fees and costs with respect to the Western Imaging lawsuit. All claims in the Visigenic v. Federal Insurance lawsuit have been settled as a part of the confidential settlement referred to in the previous paragraph. We believe that the confidential settlement will be approved. However, if the confidential settlement is not approved and the case is litigated, an adverse decision could have a material adverse affect on our financial condition and results of operations.

We are also involved in various other legal actions arising in the normal course of our business. We believe that there is only a remote possibility that any of these actions will have a material adverse impact on the Company. However, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse affect on our financial condition or results of operations.

FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS AND MARKET PRICE OF STOCK

Our Company operates in a rapidly changing environment that involves many risks, some of which are beyond our control. The following is a discussion that highlights some of these risks.

We Have a History of Declining Revenue and Operating Losses

We recorded a net loss of $1.4 million for the quarter ended September 30, 1999. We have had net losses in four of the past six fiscal years.

Our ability to achieve revenue growth and profitability in the future is dependent on the success of selling our products and services while, at the same time, reducing our operating expenses. Our future profitability is dependent, among other things, upon our ability to:

      *     successfully introducing new products and services;

      *     achieve market acceptance of our products and services;
      *     implement restructuring and cost control measures from time to time;
            and
      * successfully integrate the products and operations of acquired companies.

If we are unable to accomplish these objectives, we will be unable to achieve revenue growth and profitability in future periods.

We Depend on Key Personnel

We believe that our future success will depend, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled software engineers and management personnel. Competition for such personnel is intense, and we may not be successful in retaining or recruiting such personnel.

Our Chief Executive Officer is an interim CEO who has been employed under a six month contract that expired on October 9, 1999. There is no assurance that our CEO will continue to serve as CEO following October 9, 1999, or that we would be able to find a qualified replacement should he leave our employment.

In the current year, we have lost a number of management and other key employees. As a result, we have instituted certain retention programs to retain certain employees. We have substantially increased compensation, bonuses, stock options and other fringe benefits in order to attract and retain management and other key personnel. We may be required to further increase such compensation and benefits. We are not certain that these efforts will succeed in retaining our key employees, and failure to attract and retain key personnel could significantly harm our business.

Unpredictability of Future Revenues: Potential Fluctuations in Quarterly Operating Results and Seasonality

Our quarterly operating results have varied significantly in the past. We expect that our operating results will continue to vary significantly from time to time. We believe that these variations may result from many factors already described and including, but not limited to, any of the following factors:

      *     introduction of new products;
      *     the overall level of demand for our products;
      *     the size and timing of significant orders and their fulfillment;
      * the number, timing and significance of product enhancements and new product announcements by us and our competitors;
      *     changes in pricing policies by us or our competitors;
      * customer order deferrals in anticipation of enhancements or new products offered by us or our competitors;
      * deferral of customer orders based on their uncertainty about our short-term and long-term prospects;
      *     product release cycles of existing products;
      *     product defects and other product quality problems;
      *     seasonal trends; and
      * general domestic and international economic and political conditions.

An additional factor is the lengthening of our sales cycle. We expect that a significant percentage of our future revenue will be from large orders. These large sales typically contain multiple elements, including licenses for development and deployment products, technical support, maintenance, consulting and training services. The revenue from a large order is typically recognized over time instead of all at once. For example, when the contract is signed, the license and deployment fees are recognized as revenue. However, revenue related to further services, such as technical support and consulting services, must be deferred until the services are rendered. The timing of recognition of revenue associated with larger sales may have a material affect on the Company's business, operating results and financial position.

Furthermore, many customers place orders toward the end of a given quarter. As our costs are based on our expectations of future revenues, the costs are relatively fixed in the short term. Therefore, if revenue levels fall below our expectations, net income may be negatively impacted.

We cannot be certain that we will be able to maintain profitability on a quarterly or annual basis. It is likely that in some future quarters, our operating results will be below our expectations as well as those of public market analysts and investors. In such case, the price of the Company's Common Stock may be materially adversely affected.

Large corporations and institutions are significant potential customers for our new products. Industry sources are widely predicting that these customers will stop deploying new computer systems in late 1999 and early 2000, to avoid any potential Y2K disruption. If our customers impose a freeze on purchasing, our revenues may be materially and adversely affected.

Risks in Transition to Direct Sales, Lengthy Sales Cycles and Systems Implementation Selling

Selling enterprise software products directly entails sales cycles that are substantially more lengthy and more uncertain than those associated with our traditional business of selling desktop software. Most customers for enterprise products are predominately large companies, institutions, and government entities. These types of customers generally commit significant resources to an evaluation of enterprise software and require us to expend substantial time, effort, and money educating them about the value of our solutions. As a result, sales to these types of customers generally require an extensive sales effort throughout the customer's organization, and often require final approval by an executive officer or senior level employee. All of these factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made. We have experienced and expect to continue to experience delays and uncertainty in the sales cycle as well as increased expenses for these sales.

We have recently restructured our U.S. sales organization in an effort to optimize our direct sales and channel models. We need to continue to extensively train and effectively manage our sales personnel, invest additional resources in the sales effort, and educate our authorized resellers in international markets. During this quarter, we added consulting professional services in the United Kingdom, Nordic, Benelux and Eastern European regions. Because we recently began making enterprise sales in non-US markets, there can be no assurance that we will successfully complete our transition to the direct sales model outside of the U.S. Our failure to do so could significantly harm our business.

We have added trained technical personnel to assist our customers in implementing our enterprise software products. Personnel with sufficient expertise and experience for these positions are in great demand, and we may not be able to attract or retain a sufficient number of qualified personnel. Our failure to do so could significantly harm our business.

In 1998 and 1999, we made changes to our sales compensation programs. These changes were intended to increase sales; however, there can be no assurance that they will be successful in achieving this result and such changes could significantly harm our revenues and sales related expenses.

Risks Related to New Product Introductions; Rapid Technological and Market
Changes

The market for our products is highly competitive and characterized by continuous technological advancement, evolving industry standards and changing customer requirements. Our future ability to generate revenue will depend substantially on our ability to successfully design and market new products and upgrades of our current products for existing and new computer platforms and operating environments that anticipate the requirements of this market.

We face a number of inherent risks in the current market environment, including, but not limited to, the following:

      * we may introduce products later than expected or later than competitors' introductions;
      *     competitors may introduce competitive products at lower prices;
      * product upgrades (which enable users to upgrade from earlier versions of our products or competitors' products) have lower prices and margins than new products; and/or
      * the acceptance of our new products is highly dependent, in part, on the continued adoption of the Internet as a new computing paradigm and the adoption of the Java programming language.

From time to time, we announce when we expect to begin shipping a new product. In the past, some of our products have shipped later, and sometimes substantially later, than when we originally expected. The loss of key employees increases the risk of these delays. Some of our products are based on technology licensed from third parties. We have limited control over when and whether these technologies are upgraded. The failure or delay in enhancements of technology licensed from third parties could have a material adverse effect on our ability to develop and enhance our products. Due to these uncertainties inherent in software development, it is likely that similar situations will occur from time to time in the future. We could lose customers from substantial delays in the shipment of new products or product upgrades. Substantial delays could render our products technologically obsolete and significantly harm our business.

We Rely on Platform Vendors

Our application development products primarily support two computing environments: the Windows operating systems and related platform technologies from Microsoft, and the Java Platform from Sun Microsystems. We are dependent on these two companies for timely access to detailed technical information on upcoming changes in their offerings as well as equitable licensing terms for distribution of technology to enable application development for their platform. Without the continued appropriate level of cooperation from each of these companies, our products supporting their respective environments could cease to remain competitive and could significantly harm our business.

Risks of Entering a New Business Area

Our strategy is to focus on enterprise customers, software developers, and the Internet/intranet markets. Our sales are dependent on these customers' adopting distributed object technology for information processing and the Internet and intranets for commerce and communications. Concerns about the Internet and intranets including security, reliability, cost, ease of use and access and quality of service, may inhibit the adoption of the technology by our potential customers and could harm our business.

Our distributed object products are based on several standards, including Common Object Request Broker Architecture, or CORBA, and extended Markup Language, or XML. These standards guide the development and management of applications created in object oriented programming languages such as C++ and Java. These new standards are just beginning to gain widespread acceptance, and compete with proprietary solutions such as Microsoft's ActiveX and DCOM. The distributed object software market is relatively young, and there are few proven products. Some of our VisiBroker products are designed specifically for use in applications for the Internet and intranets. If CORBA is not adopted, or is adopted more slowly than anticipated, or if our potential customers select products based on other standards, our business could be harmed.

We are investing in development efforts for products in the Linux operating system. Linux is a new operating system and has yet to be adopted on a widespread basis. At this time, there are few commercially viable products that operate on the Linux operating system. If Linux is not adopted, or is adopted more slowly then anticipated, our investments may not generate the anticipated return, and our business could be harmed.

As a newcomer to these markets, we face a number of risks including:

      *     the new and evolving nature of the markets themselves;
      * our need to make choices regarding the operating systems, database management systems and server software on which to focus;
      * the ongoing transition of and investment of our resources for this segment;
      *     our limited experience in this area; and,
      * the presence of several very large and well-established businesses, as well as a number of smaller very successful companies, already competing in this market.

There can be no assurance that we will be successful in these new markets.

Risks with New Business Practices, Processes and Information Systems

In order to remain competitive, we are continually seeking to improve our business processes and information systems. During 1998 and 1999, we began a company-wide implementation of new business processes and new information systems in an effort to optimize usage of system capabilities, enhance user skills surrounding system features, and reduce runtime errors. The complexity of the new systems will require us to invest in substantial employee training. There may also be delays or unexpected costs during the implementation. Delays in training or implementation or unexpected costs associated with our new systems could adversely affect our business.

Risks Related to Restructuring

In connection with our acquisitions and in response to significant losses from operations, we implemented a restructuring and realignment of our operations in March 1998 and January 1999, respectively. These restructurings resulted in significant reductions in workforce and other ongoing costs. Given the extent of the restructuring that we have undertaken, we are uncertain that the remaining resources are sufficient for us to return to consistent revenue growth or profitability, nor can we be certain that we will realize the cost savings which the restructurings were designed to produce.

Extremely Competitive Industry

The computer software industry is an intensely competitive industry. Rapid change, new and emerging technologies and fierce competition characterize the industry. The pace of change has accelerated due to the emergence of the Internet/intranet and new programming languages, such as Java.

Our development tools and distributed objects products compete with products offered by a number of companies, including but not limited to Computer Associates, Microsoft, Oracle, Sun, Sybase, and Symantec. In the standards-based distributed object market, we compete primarily with BEA Systems and Iona Technologies. These products also compete against existing or proposed distributed object solutions from hardware vendors such as Hewlett-Packard, IBM and Sun.

Microsoft Corporation has announced that it intends to include certain middleware functionality in future versions of its Windows 2000 operating system. Microsoft has also introduced a product that includes certain basic application server functionality. The bundling of competing functionality in versions of Windows products requires the Company to compete with Microsoft in the Windows marketplace where Microsoft has certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, greater name recognition, substantial installed base and the integration of its middleware functionality with Windows. We need to differentiate our products from Microsoft's based on scalability, functionality, interoperability with non-Microsoft platforms, performance and reliability as well as establish that our products are more effective solutions to customers' needs. There can be no assurance that we will be able to differentiate successfully our products from those offered by Microsoft, or that Microsoft's entry into the middleware market will not harm this portion of our business.

Some of our competitors have substantially greater financial, management, marketing and technical resources than we have. Many of our competitors have well-established relationships with our current and potential customers. They also have extensive knowledge of the markets, extensive development, sales and marketing resources, and are capable of offering single vendor solutions. In particular, operating system vendors such as Hewlett-Packard, IBM, Microsoft and Sun may offer similar products bundled with their own operating systems. For example, Microsoft has introduced DCOM for Microsoft operating systems. In the past, some of our competitors have utilized their greater resources to provide substantial signing bonuses and other inducements to lure away the Company's management and other key personnel.

Some of our products are targeted at the emerging market for standards-based distributed object software products. These markets are intensely competitive. We believe that our product quality, performance and price, vendor and product reputation, product architecture and quality of support make us competitive in these markets. However, because there are relatively low barriers to entry in these markets, we expect additional competition from other established and emerging companies. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share. Any one of these results could materially adversely affect our business, operating results and financial condition.

It is possible that current and new competitors may form alliances to gain significant market share. Some of our competitors have offered to license software for free to gain competitive advantage. This kind of competition could materially adversely affect our ability to sell additional licenses, and maintenance and support renewals on profitable terms. Competitive pressures could require us to reduce the price of our products and related services. We are not certain that the Company will be able to compete successfully against current and future competition. The failure to successfully compete would have a material adverse effect on our business, operating results and financial condition.

We need to differentiate our products from our competitors' products based on functionality, interoperability, developer productivity, performance and reliability. There can be no assurance that we will be able to successfully differentiate our products from our competitors.

Commercial acceptance of our products and services is also dependent on the perception of our Company. Successful marketing of our products and promoting our Company are important to our success. We are not certain that we will accomplish these successfully. In addition, critical or negative statements made by brokerage firms, industry and financial analysts, and industry periodicals about our Company, our products, or our business could negatively impact customer perception. Similarly, negative advertising or marketing efforts of our competitors could affect customer perception. If the customers' perception of us becomes negative, this could have an adverse impact on our business, operating results and financial condition.

We face intense competition in the development and marketing of Internet/intranet and Java development software. We are not certain that we will be able to compete effectively for Internet/intranet, on-line services, electronic commerce business opportunities as they arise.

Impact of the Year 2000

The Year 2000 issue may have an adverse affect on our operations and ability to offer products and services without interruption.

The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act. We are addressing a broad range of issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous date or cause a system to fail. The Year 2000 issue creates risks for us from unforeseen problems in our products or on our computer systems, and from third parties arising on which we depend for financial and other transactions worldwide. Failure of our, and or third parties' computer systems, or Year 2000 issues in our products, could have a material impact on our ability to conduct business.

State of Readiness. We have commenced a phased program to inventory, assess, remediate, test, implement, and develop contingency plans for the following three potential areas for impact:

     1)  our software products offered to customers;
     2)  our internal hardware and software systems; and
     3) third party readiness, which concerns the Year 2000 readiness of third parties with whom we have significant business relationships.

Costs for our efforts to address Year 2000 readiness have not been substantial and are largely absorbed within our existing engineering spending levels. These costs have not been reported separately. Our estimate of future costs is based on expectations of future events. Therefore, we are not certain that our estimates will be correct. The actual costs could differ substantially from our estimates. Substantial increases in these costs could have a material adverse effect on our business.

We have identified and analyzed the most likely worst case scenarios for third parties affected by Year 2000 readiness issues. These scenarios include possible infrastructure collapse, the failure of power and water supplies, major transportation disruptions, unforeseen product shortages and failures of communications and financial systems. Any of these scenarios could have a material adverse effect on our business, results of operations, and financial condition.

Product Readiness. We are continuing to test our products and have classified them into the following categories of Year 2000 readiness:

      *  ready,
      *  ready with issues,
      *  not ready, and
      *  will not be tested.

We generally believe that the most of our newly introduced products are Year 2000 ready. Some of our older products are not Year 2000 ready or will not be tested. Where possible, we have been encouraging our customers to migrate to current product versions. Our newly introduced products are subject to on-going review and analysis with respect to Year 2000 readiness issues. However, despite our analysis and review, it is possible that our products may contain undetected errors or defects associated with Year 2000 date functions, that may result in material costs. Furthermore, use of our products in connection with other products, that may or may not be Year 2000 ready, including hardware, software, and firmware, may result in the inaccurate exchange of date data resulting in performance issues and system failures. To the extent our products or third party products that include our products, prove not to be Year 2000 ready or in the event of disputes with customers regarding whether our products are ready, our business, results of operations and financial condition could be materially adversely affected. Moreover, our customers could choose to convert to other Year 2000 ready products which could have a material adverse effect on our business.

We may receive more calls to customer support representatives from customers seeking Year 2000 product information, information on migrating from older, not ready products to ready products and assistance in handling other Year 2000 issues. We may incur additional costs in connection with handling a significant increase in the number of customer calls.

Year 2000 readiness issues may give rise to legal claims. In our license agreements with customers, we routinely disclaim all express and implied warranties for such defects and/or limit our liability for such problems. We are aware of a growing number of lawsuits against software vendors. Because of the unprecedented nature of this kind of litigation, we are not certain to what extent we may be affected. Legal claims against us could have a materially adverse impact on our business, financial condition or results of operations.

It is not certain how Year 2000 issues may affect customer spending patterns in the near future. As customers focus their attention and capital budgets on preparing their own business for the Year 2000, customers may delay or accelerate software and related purchases. These changes in spending patterns may have a material adverse effect on our business, results of operations and financial condition.

In addition, foreign countries where we operate or sell our products may impose requirements in connection with Year 2000 readiness. These requirements may be in addition to or different from those in the United States. Complying with such requirements could adversely effect our business, financial condition and results of operations.

Internal System Readiness. We have completed our assessment of our own internal systems for handling the Year 2000. This assessment included our own internal software as well as software and hardware supplied by third party vendors.
Based on our assessment, we do not believe that we will incur material costs or experience material disruptions in our business. In addition to application and information technology systems, we have assessed our non-information technology systems, including embedded systems, facilities and other operations, such as our financial, banking, security, and utility systems. Based on our assessment to date, we do not believe we will incur any material costs. Nonetheless, there can be no assurance that we will not experience significant business disruptions or loss of business due to an inability to adequately address the Year 2000 issue. As a result, our business, financial condition and results of operation could be adversely affected.

Material Third-Party Readiness. We are continuing our formal communications with our key suppliers, contract manufacturers, distributors, vendors and partners in order to determine that their operations and the products and services that they provide to us are Year 2000 ready. Where practicable, we will attempt to mitigate our risks with respect to the failure of third parties to be Year 2000 ready, including developing contingency plans. However, such failures, including failures of any contingency plan, remains a possibility and could have a material adverse impact on our results of operations and financial condition.

Contingency Plans. Although we are dedicating resources towards becoming Year 2000 ready, there is no assurance that we will be successful in our efforts to identify and address all Year 2000 issues. Contingency plans have been developed in certain key areas to ensure that any potential business interruptions caused by the Year 2000 issue are mitigated. Even though we have acted in a timely manner, some Year 2000 issues may not be identified or corrected in time to prevent material adverse consequences to our business. We cannot guarantee that the contingency plan will adequately address all circumstances that may arise as a result of Year 2000 issues or that such planning will prevent circumstances that may cause a material adverse effect on the operating results or financial condition of the Company.

The foregoing statements are based upon management's best estimates at the present time. The impact of the Year 2000 issue on our future results is difficult to discern but is a risk, which should be considered in evaluating future prospects for our business.

Risks of Regulation of the Internet and Electronic Commerce

We intend to expand our operations on the Internet and through e-commerce. The electronic commerce market is new and rapidly evolving. Currently, there are few laws or regulations that directly apply to access or commerce on the Internet. Changes in laws or regulations governing the Internet and electronic commerce could have a material adverse effect on the Company's business, operating results and financial condition.

Risks Associated with Our Dependence on Java and Encryption Technology

Some of our products are based on Java, an object-oriented software programming language developed by Sun Microsystems. Java is a relatively new language and was developed primarily for Internet/intranet applications. It is still too early to determine whether Java will become a widely adopted technology. At this time, there are a limited number of Java-based products. Alternatives to Java have been announced by several companies, including Microsoft. If Java is not adopted widely, or is adopted more slowly than anticipated, there could be a material adverse effect on our business.

We use encryption technology in some of our future products to provide security for the exchange of confidential information. Encryption technologies have been breached in the past. There can be no assurance that there will not be a compromise or breach of our security technology. If any such breach were to occur, it could have a material adverse effect on our business.

Risks of Using Retail Distribution Channel

A significant portion of our sales are made through the retail distribution channel. This channel fluctuates based on customer demand. Our retail distributors also carry the products of competitors. Some of our retail distributors have limited capital to invest in inventory. Their decision to purchase our products is based on a combination of pricing, terms and special promotions offered by us.

The Company's pattern of net revenues and earnings may be affected by a practice called "channel fill." Channel fill occurs when a distributor purchases more product than it expects to sell in anticipation of price changes, sales promotions or incentives. After we announce a new version or new product and prior to the date of product availability, distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of the availability of the new version or product. We try to mitigate the negative effect of this pattern by the deferral of revenue associated with distributors' and resellers' inventories that are in excess of appropriate levels. However, channel fill may still impact our net revenues, particularly during periods where we announce several new products at the same time.

When we introduce new versions of our products, our distributors return their inventories of the older version. Our return policy allows our distributors, with some limitations, to return products in exchange or for credit for new products. Similarly, end users may return products through dealers and distributors within a reasonable period from the date of purchase for a full refund. Retailers may then return the older versions to us. We estimate and maintain reserves for product returns. However, future product returns could exceed our reserves, and this could have a materially adverse effect on our business.

Risks of Reliance on VAR & ISV

A significant part of our strategy is to embed and bundle our technology in the products offered by value-added-resellers, or VAR and independent software vendors, or ISVs, such as Cisco, Hewlett-Packard, Hitachi, Microsoft, Netscape, Novell, and Oracle. In the past, a small number of VAR and ISV customers accounted for a significant percentage of VisiBroker or enterprise product sales and revenue.

For these sales, the pricing and discount terms and conditions of our license agreements are highly negotiated and vary significantly among our customers. Most of our license agreements with these customers are non-exclusive and do not require them to recommend or offer our products exclusively. Most of our agreements do not require our customers to make minimum purchases. We have virtually no control over the shipping dates or volumes of systems shipped by our customers. Many of the markets for the VAR and ISV products are new and evolving. Therefore, we can not predict that these customers will purchase our technology for their products in the future. If we are not successful with our current customers or in continuing to secure license agreements with additional VARs and ISVs on profitable terms, our business, financial condition and results of operations could be materially adversely affected.

Risks Associated with International Operations and Sales

A substantial portion our revenue is from international sales. There are inherent risks in doing business internationally. Some of these risks include the following:

      *     the general economic conditions in each country;
      * seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;
      * the difficulty of managing an organization spread over various countries;
      *     fluctuations in currency exchange rates;
      *     longer payment cycles in certain countries;
      *     export restrictions, tariffs and other trade barriers;
      *     changes in regulatory requirements;
      *     compliance with different laws and regulations;
      *     overlap of different tax structures; and
      *     political instability.

One or more of these risk factors could have a material adverse effect on our future international operations and, consequently, on our business, operating results and financial condition. In addition, our subsidiaries generally operate in local currencies, and their results are translated monthly into US dollars. If the value of the US dollar increases significantly relative to foreign currencies, our business, operating results and financial condition could be materially adversely affected.

Risks of Software Defects and Liability Claims

Software products frequently contain errors or defects, especially when they are first introduced or when new versions are released. We have not experienced any substantial problems to date from potential defects and errors. We routinely and extensively test our new products and new versions for defects and errors. However, we can not be certain that our products are completely free of defects and errors. The discovery of a defect or error in a new version or product may result in the following:

      *     delay shipping the product,
      *     immediate loss of revenue,
      *     delay in market acceptance,
      *     diversion of development resources,
      *     damage to our reputation, and
      *     increased service and warranty costs.

These factors could adversely affect our business, operating results and financial condition.

Most of our license agreements contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions may not protect us because of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. A successful product liability claim brought against us could have a material adverse effect on our business, operating results and financial condition.

Dependence on Third Party Licenses

We are dependent on licenses from third party suppliers for some elements of our products. If any of these licenses were terminated or not renewed, or these third parties failed to develop new or updated products in a timely manner, we would not be able to ship some of our products and would have to develop an alternative to the third party element. This may result in delays, increased costs or reduced functionality of the product, and could have a negative impact on our business, operating results and financial condition.

Protecting Our Intellectual Property Rights

As a technology company, our intellectual property rights are among our most valuable assets. We rely on a combination of patent, copyright, trademark, and trade secret laws, non-disclosure agreements and other methods to protect our proprietary technology. Although we try to protect our technology, it may be possible for an unauthorized third party to reverse engineer our products, or copy, obtain and use our proprietary technology. In addition, the intellectual property laws of some foreign countries are not as protective as the laws of the United States. Accordingly, we can not be certain that we will be able to protect our proprietary technology against unauthorized third party copying or use that could adversely affect our competitive position.

From time to time, we receive a notice claiming that we have infringed a third party's patent or other intellectual property right. We expect that software products in general will increasingly be subject to such claims as the number of products and competitors increase and the functionality of products overlap. Regardless of its merit, responding to any claim can be time consuming and costly. A successful claim could result in significant monetary damages or require us to enter into royalty and licensing agreements that might not be offered or available on acceptable terms. If a successful claim is made against us and we fail to commercially develop or license a substitute technology, our business could be harmed.

Risks of Anti-takeover Provisions

Our Stockholders' Rights Plan and certain provisions of our Certificate of Incorporation may discourage or prevent an actual or potential change in control of our Company. These limitations may limit the stockholders' ability to approve transactions that they may deem to be in their best interests. In addition, our Board of Directors has the authority to fix the rights and preferences of, and issue shares of, Preferred Stock without action by the stockholders. This may have the effect of delaying or preventing a change in control of our Company.

Potential Dilutive Effect of Conversion and Additional Issuance of Series C Preferred Stock ("Series C Stock")

Each share of Series C Stock is convertible, at the option of the holder, after a two year holding period or when the Company liquidates. The shares are convertible, based on a fixed conversion ratio, into fully paid and non-assessable shares of Common Stock. The conversion ratio is subject to adjustments for stock splits or other capital reorganizations. As of September 30, 1999, 6,720,430 shares of the Company's Common Stock were reserved for issuance upon the conversion of the Series C Stock to shares of Common Stock.

Risks Associated with Potential Business Combinations

As a part of our business strategy, we may make acquisitions of businesses, products or technologies in the future. We will review potential acquisition prospects with the following goals in mind:

      *     complement our existing product offerings;
      *     augment our market coverage;
      *     enhance our technological capabilities; or
      *     offer growth opportunities.

There may be substantial costs associated with acquisitions including dilutive issuance of equity securities, incurring debt, acquiring contingent liabilities, and amortization expenses related to goodwill and other intangible assets. Acquisitions entail numerous risks, including difficulty in the assimilation of operations, technologies and products. Acquisitions divert the attention of management from other business concerns. An acquisition in a new area risks entering markets where we have no or limited prior experience as well as potential loss of key employees of the acquired organization. Any one of these risks could negatively impact our operating results and/or the market price of our Common Stock. We can not be certain of our ability to successfully integrate any businesses, products, technologies or personnel acquired. Failure to do so in an acquisition could negatively affect our business, financial condition and operating results.

Extreme Volatility of Stock Price

Like the stock of other high technology companies, the market price of our Common Stock has experienced significant fluctuations and may continue to be extremely volatile. During the period from January 1, 1996 to September 30,

1999, the price of our Common Stock has ranged from a high of $20.88 to a low of $3.00. The market price of our Common Stock may be significantly affected by factors such as the following:

      * an announcement of new products or product enhancements by us or our competitors;
      *     technological innovation by us or our competitors;
      *     quarterly variations in our or competitors' results of operations;
      *     changes in prices of our products or those of our competitors;
      * changes in revenue and revenue growth rates for the Company as a whole or for specific geographic areas, business units, products or product categories,
      *     changes in earnings estimates by market analysts,
      *     speculation in the press or analyst community, and
      * general market conditions or market conditions specific to particular industries.

Fluctuations may have a significant impact on the market price of the our Common Stock.

Risk of Natural Disasters

Our corporate headquarters, including most of our research and development operations, are located in Northern California, a region known for seismic activity. A natural disaster, such as an earthquake, could have a material adverse impact on the Company's business, financial condition and operating results.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Market risks are primarily from changes in interest rates and foreign exchange rates.

Foreign Currency Risk

We conduct business in a number of foreign countries, including Japan and Canada and countries throughout Europe and Southeast Asia. We have established a foreign currency program utilizing foreign currency forward exchange contracts to minimize intercompany balances and other monetary assets denominated in foreign currencies. A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not use foreign currency forward exchange contracts for trading purposes. The goal of the program is to offset the earnings impact of foreign denominated balances. At the end of a given month, the foreign denominated balances and the forward exchange contracts are marked-to-market, and unrealized gains and losses are included in current period net income.

During the nine months ended September 30, 1999, we recorded foreign exchanges gains on intercompany receivables due to the dollar weakening against many foreign currencies including the Japanese Yen, German Mark, the French Franc, and the Dutch Guilder. These gains have been offset by our foreign exchange contracts. We cannot be certain that these currency trends will continue. If the US dollar strengthens against these or other foreign currencies, we may experience foreign exchange losses to the extent that we have not limited our exposure with foreign currency forward exchange contracts. Future foreign exchange losses could have a materially adverse affect on our operating results and cash flows.

The table below sets forth information about our derivative financial instruments, that are comprised of foreign currency forward exchange contracts outstanding as of September 30, 1999. The information is provided in U.S. Dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates. All instruments mature within a period of twelve months or less.

                                                                                September
                                                                                    30,
                                                                                   1999
                                                 Notional         Average       Estimated
                                                  Amount       Contract Rate    Fair Value
                                               -------------   --------------   -----------
Foreign currency forward exchange contracts:

  Australian Dollar                              $6,230,252             1.53         5,736
  Canadian Dollar                                 2,129,535             1.47        11,179
  Italian Lira                                      694,723           1867.5        22,704
  Hong Kong Dollar                                4,933,672             7.78         6,554
  Dutch Guilder                                  -4,017,586             2.14      -163,480
  New Taiwan Dollar                               1,893,304            31.96         8,330
  British Pound                                   2,054,073             0.63        63,351
  Others                                          2,705,071                         61,069

                                               -------------                    -----------
  Total                                         $16,623,044                        $15,443
                                               =============                    ===========

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our cash equivalents and short-term investments in a variety of financial instruments such as commercial paper. Our investment policy limits the amount of our credit exposure to any one financial institution or commercial issuer.

We mitigate default risks by investing in only investment grade credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in the credit rating of any investment issuer. Our portfolio includes only marketable securities with active secondary and resale markets to ensure portfolio liquidity.

We have no interest rate exposure from rate changes for our fixed rate long-term debt obligations. We primarily enter into debt and capital lease obligations to finance capital expenditures. Such debt and capital lease obligations have a fixed rate of interest.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations.

In thousands                 1999           2000        2001         2002         2003      Thereafter     Total
-----------------------------------------------------------------------------------------------------------------
ASSETS
Cash Equivalents           $164,948
   Fixed rate                  5.10%
Short-term investments      $14,510
   Fixed rate                  4.20%
LONG-TERM DEBT
Debt                            $38         $161        $180         $200         $222        $8,384      $9,185
   Fixed Rate                 10.75%

The short term investment balances include required compensating balance accounts invested in Japanese securities.

Credit Risks

Our financial instruments that are exposed to concentrations of credit risk consists primarily of cash, cash equivalents and trade receivables. We position our cash equivalents in high quality securities placed with major banks and financial institutions. With respect to receivables, our risk is limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. Currently, our one customer located in the United States accounts for approximately 14% of net account receivable. No other single group or customer represents greater than 10% of net accounts receivable.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item is incorporated by reference to "Part I -
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations Litigation," of this Form 10-Q.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibit 11 - Retention Agreement with Jerome R. Leite

      Exhibit 12 - Offer Letter with Frederick A. Ball

      Exhibit 27 - Financial Data Schedule

(b)   Index to Exhibits and Reports on 8-K (incorporated by reference)

Exhibit Number  Description

3.1 Certificate of Designation of Series C Convertible Preferred Stock for Inprise Corporation, dated June 7, 1999.

3.2 Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of Series C Convertible Preferred Stock of Inprise Corporation filed in the Office of the Secretary of State of Delaware on June 8, 1999, dated June 9, 1999.

4.1 Preferred Stock Purchase Agreement between the Company and Microsoft, dated June 7, 1999.

4.2(a) Investor Rights Agreement between the Company and Microsoft dated June 7, 1999.

99.1 Press Release announcing the Patent Cross-License Agreement between the Company and Microsoft and Microsoft's purchase of Inprise Preferred Stock.


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


                                   INPRISE CORPORATION
                                   ---------------------------
                                           (Registrant)


Date: November 15, 1999


                                   /s/ FREDERICK A. BALL
                                   ---------------------------
                                       Frederick A. Ball
                                       Chief Financial Officer