Form 10-K405
period 1999-12-31
INPRISE CORP
filed 2000-04-04
CIK 853273

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT Of 1934

  For the fiscal year ended December 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                          Commission File No. 0-16096

                               ----------------

                              INPRISE CORPORATION
             (Exact name of Registrant as specified in our charter)

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

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE: $0.01 PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS
                                (Title of class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Inprise Corporation's common stock on February 29, 2000, was approximately $618,782,277. This calculation does not reflect a determination that any persons are affiliates for any other purposes.

   The number of shares of the Registrant's common stock outstanding as of February 29, 2000 was 61,114,299.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              INPRISE CORPORATION

                                   FORM 10-K

                  For the Fiscal Year Ended December 31, 1999

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                    PART I
 ITEM 1.  BUSINESS......................................................     5

 ITEM 2.  PROPERTIES....................................................     9

 ITEM 3.  LEGAL PROCEEDINGS.............................................     9

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    10

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS......................................................    10

 ITEM 6.  SELECTED FINANCIAL DATA.......................................    11

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................    12

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....    27

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    29

 ITEM 9.  CHANGES IN AND/OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................    29

                                   PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............    29

 ITEM 11. EXECUTIVE COMPENSATION........................................    31

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................    38

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    39

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM     40
          8-K...........................................................

 SIGNATURES..............................................................   44

                   A CAUTION ABOUT FORWARD-LOOKING STATEMENTS

   The matters discussed throughout this Annual Report on Form 10-K that are not historical facts are forward-looking and accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

   These forward-looking statements may relate to, but are not limited to, future capital expenditures, acquisitions, future revenues, earnings, margins, costs, demand for our products, market trends in the software industry, interest rates and inflation and various economic and business trends. You can identify forward-looking statements by the use of words such as "expect," "estimate," "project," "budget," "forecast," "anticipate," "plan" and similar expressions. Forward-looking statements include all statements regarding expected financial position, results of operations, cash flows, dividends, financing plans, business strategies, operating efficiencies or synergies, budgets, capital and other expenditures, competitive positions, markets and growth opportunities for existing or proposed products or services, plans and objectives of management, and markets for stock of Inprise and conditions or trends in the securities markets where shares of Inprise stock is traded. Forward-looking statements also include all statements regarding the pending merger with Corel Corporation.

   Examples of factors that you should consider with respect to any forward-looking statements made throughout this Form 10-K include, but are not limited to, the following:

  . general industry trends and the effects of competition in the computer software industry;

  .  changes in the economies of geographic areas served by the Company;

  .  catastrophic natural disasters;

  .  unanticipated changes in operating expenses and capital expenditures;

  .  customer business conditions;

  . financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission and similar agencies with regulatory oversight;

  . employee workforce factors, including loss or retirement of key executives;

  . technological developments resulting in competitive disadvantages and creating the potential for impairment of existing assets;

  . if the merger is consummated unexpected costs or difficulties related to the integration of the businesses of Inprise with Corel;

  . regulatory delays or conditions imposed by regulatory bodies in approving the merger with Corel;

  . other risks and uncertainties relating to the closing of the merger with Corel;

  . general economic factors including inflation and capital market conditions;

  . other risks and uncertainties described in Inprise's public announcements and public filings;

  . changes in tax requirements, including tax rate changes, new tax laws and revised interpretation of tax laws; and

  .  adverse changes, trends and conditions in the securities markets.

   These factors are difficult to predict. They also involve uncertainties that may materially affect actual results, and may be beyond the control of Inprise. New factors may emerge from time to time and it is not possible for us to predict new factors, nor can we assess the potential effect of any new factors on Inprise.

   These forward-looking statements are found at various places throughout this Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which unless otherwise indicated, speak only as of the date they were made. Inprise does not undertake any obligation to release publicly, any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of events that we do not currently anticipate.

   You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission. In particular, please read our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. You may obtain copies of these reports directly from us or from the Securities and Exchange Commission at the SEC's Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reading Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers (including Inprise) at its web site www.sec.gov.

                                     PART I

Item 1. Business

   Inprise Corporation, formerly Borland International, Inc., was incorporated in California in 1983 and reincorporated in Delaware in 1989. We maintain our executive offices at 100 Enterprise Way, Scotts Valley, California 95066-3249, and our main telephone number at that location is 831-431-1000. We also maintain Internet web sites at www.inprise.com and www.borland.com. Inprise is a leading provider of Internet enabling software and services designed to reduce the complexity of application development for corporations and individual programmers.

 Plan to Merge with Corel Corporation

   On February 6, 2000, we entered into a merger agreement with Corel, pursuant to which Inprise, upon completion of the merger, will become a wholly-owned subsidiary of Corel. Corel is one of the world's largest developers of business productivity, graphics and operation solutions. Under the terms of the merger agreement, Inprise shareholders will receive 0.747 of a share of Corel common stock for each share of Inprise common stock held. Upon closing of the transaction, on a fully diluted basis, Inprise stockholders will own approximately 44% of Corel and Corel stockholders will own about 56%. The boards of directors of both companies have approved the transaction. The merger is contingent upon the receipt of various regulatory approvals and the approval of both companies' stockholders.

   Dr. Michael C.J. Cowpland, Corel's Chairman of the Board, President and Chief Executive Officer, will remain as President, Chief Executive Officer and a director of the combined corporation. Dale Fuller, Inprise's Interim President and Chief Executive Officer, will be Chairman of the Board of Directors of the combined company. The operations of the combined company will be headquartered in Ottawa, Ontario, Canada with the Inprise operations remaining in its current Silicon Valley locations.

 Principal Products and Services

   Inprise develops and provides integrated, scalable and secure software solutions, distinguished for their ease of use, performance and productivity. Committed to most major computing platforms as well as the open standards of the Internet, we provide service and support for software developers worldwide through our online developer community and E-commerce site-- community.borland.com--offering a range of technical information, value-added services and third-party products. Our product lines and services are designed to assist software developers and business enterprises in their development and deployment of software in the desktop, client/server, distributed objects and Internet and corporate Intranet environment.

 The following are descriptions of our key products:

   Inprise Application Server(TM): Inprise's Application Server is the industry's first application server to combine the benefit of Enterprise Java Beans (EJB) and CORBA (Common Object Request Broker Architecture). The product provides a foundation for deploying enterprise-level business applications. The Application Server simplifies and accelerates the integration, deployment and management of thin clients and distributed enterprise software systems. The product is scalable and integrates an enterprise's heterogeneous applications, including Web servers, databases, multiple clients, languages and platforms. In December, we began shipping Application Server 4.0, the latest version of this product.

   AppCenter(TM): AppCenter is the first management solution designed to enable customers to model, monitor and manage distributed applications. AppCenter provides robust management capabilities for CORBA and EJB based applications and is tightly integrated with VisiBroker and the Inprise Application Server(TM).

   VisiBroker(R): VisiBroker is an award-winning Object Request Broker (ORB), based on CORBA, and designed to facilitate development and deployment of distributed enterprise applications that are scalable, flexible and easily maintained. Industry affiliations involving this product include Sun Microsystems, Hitachi, Oracle, Novell, Netscape, Silicon Graphics and others who have played a key role in making VisiBroker a leading deployed and adopted ORB in the computer industry. In the fourth quarter of 1999, we began shipping VisiBroker for Java 4.0, the latest version of this product.

   Delphi(TM): Delphi is a high-performance, rapid application software development tool. It has won awards for high productivity in creating Windows, Internet and distributed applications. The Delphi product combines visual productivity tools and a high-performance compiler so that software developers can build high-speed desktop and advanced database systems more quickly than with conventional programming tools. In September, we began shipping Delphi 5, the latest version of this product.

   C++Builder(TM): C++Builder is a software development tool and compiler for C and C++ computing languages used by programmers to write operating systems, systems software and software application programs. Our product, C++Builder is a front-to-back C++ compiler and development environment for creating desktop, client/server, multi-tier, and distributed applications that are interoperable with multiple platforms. In February, we began shipping Borland C++Builder 5, the latest version of this product.

   JBuilder(TM): JBuilder is a comprehensive set of visual development tools for creating pure Java applications, applets, servlets, JavaBeans, Enterprise JavaBeans, and distributed CORBA applications for the Java 2 platform. The product enables programmers to rapidly deliver reliable and scalable Java applications written entirely in the Java language. In September, we announced the availability of the beta version of the JBuilder Java 2 Just-in-Time compiler for Linux. In November, we began shipping JBuilder 3--Solaris Edition. In December, we made available free downloads of JBuilder 3 Foundation for Linux, Windows NT and Solaris.

   InterBase(R): InterBase is a powerful, high-performance SQL database designed to be embedded into applications on Windows, NetWare, Linux and Unix. InterBase provides superior relational database solutions to meet the business-critical embedded database needs for value added resellers and application developers. In October, we announced new versions of InterBase for Novell Netware and Windows NT. In early January 2000, we announced a plan to open-source the beta version of InterBase 6.0. We are planning to transfer the InterBase product line to a new company that is being formed that will provide services, support and hosting of certain versions of InterBase.

   In addition to our products, we offer a wide range of consulting, training and support services to customers, Inprise service offerings include:

   Consulting services: We offer a variety of both packaged and custom consulting services which include architectural assessment, prototyping, legacy migration, application integration, performance evaluation, application deployment, and data conversions. We work closely with third party consulting firms and systems integrators who provide reengineering, technology assessments, customization, project management, and implementation services.

   Training services: We offer education and training services to assist customers in learning about our products and current technology trends. These programs range from introductory sessions to highly advanced seminars. Training services are offered at either customer sites or Company designated locations and are led by employees or consultants of Inprise.

   Support services: We provide a wide range of support services, and offer on-site, telephone or Internet access. A comprehensive range of support programs allow customers to choose the level of support for their business, from personalized support for corporate needs to minimum assistance levels for small businesses.

 New Product Development Requiring a Material Investment

   We are investing in developing our current products for the Windows platform, Linux platform and other platforms that are discussed within the descriptions of the products above. We plan to continue to invest in the area of research and development in the coming year.

 Product Development

   The process of developing new high technology products and solutions is inherently complex and uncertain. It requires, among other things, innovation and accurate anticipation of customers' changing needs and emerging technological trends. Without the introduction of new products, services and enhancements, our products and services can rapidly become technologically obsolete, in which case revenues would be materially and adversely affected. Furthermore, there can be no assurance that such new products and services, if and when introduced, will achieve market acceptance.

   We are recognized for providing high-quality and innovative software tools for customers seeking greater productivity. Our research and development programs are designed to develop new products and improve existing products so as to maintain and improve our competitive position in the software development and application management tools business. From time to time, we acquire new products and enhancements through acquisitions, mergers, and licensing from third parties.

   We believe that our ability to develop innovative and successful products depends in large part upon successfully executing product planning strategies and research and development activities as well as upon our ability to attract, hire and retain highly qualified engineers.

 Methods of Distribution

   We market and distribute our products worldwide primarily through independent distributors, dealers, value-added resellers ("VARs") and independent software vendors ("ISVs"). We also market and sell to corporations, governments, educational institutions and other end-user customers through direct sales and through the Internet.

 Marketing and Sales--United States and International

   We sell our products to a broad customer base, which includes businesses, educational institutions, government bodies and individual software developers. Because we generally ship products upon receipt of orders, backlog is neither significant nor will it be detrimental to future revenues. One customer Ingram Micro located in the United States accounts for approximately 11% of the total net revenue for the year ended December 31, 1999. No other customer represents greater than 10% of total net revenues for the year.

   We offer marketing materials to assist our distributors, retailers and resellers in their sales efforts. These materials include corporate marketing and advertising and special sales incentives to retailers. In addition, we permit our distributors to balance their inventories by periodically returning contractually limited amounts of products in exchange for other Inprise products. For this purpose, we include an estimate for returns in our reserves for the amount of product that may be exchanged in accordance with this policy.

   We are investing in enhancing communications with our customers by electronic means, and we have established a presence on the Internet through our web sites and corporate marketing campaigns. Through our web sites, our customers can access information regarding our products, participate in online discussion forums, download trial versions of certain products, and purchase some of these products.

   We conduct operations and sell products outside the U.S. and maintain principal offices in Australia, Brazil, Canada, France, Germany, Hong Kong, Japan, Netherlands, Singapore, Taiwan, and the United Kingdom. We also maintain research and development facilities in Australia, Japan and Singapore. All of these subsidiaries license and support our products both within their local jurisdictions and certain other foreign countries where we do not operate through a direct sales subsidiary. Additionally, we market and sell our products through independent distributors, VARs and ISVs in international territories not covered by our subsidiaries' direct sales network.

   International net revenues (excluding exports from the U.S.) accounted for approximately 56%, 49% and 57% of net revenues in the calendar years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997, respectively. See Note 17 of Notes to Consolidated Financial Statements for a summary of operations by geographic region.

 Manufacturing and Availability of Raw Materials

   We contract with third parties for our manufacturing requirements which include duplication of disks, assembly of purchased parts, and final packaging for retail products. Our products are principally sold in CD-ROM format together with user manuals. We believe that there are adequate supplies and sources for the raw materials used in our products and that there are multiple sources available for CD-ROM replication and printing of manuals.

   We have final quality control tests performed on our products that we believe effectively accomplish our product quality assurance goals. However, there can be no assurance that our quality control efforts will always be successful.

 Competitive Conditions

   The computer software industry is an intensely competitive industry. Rapid change, new and emerging technologies and fierce competition characterize the industry. The pace of change has accelerated due to the emergence of the Internet and corporate Intranets and new programming languages. We face intense competition in the development and marketing of our software products and services.

   Our development tools and distributed objects products compete with products offered by a number of companies, including but not limited to Computer Associates, Microsoft, Oracle, Sun, Sybase, Symantec and IBM. In the standards-based distributed object market, we compete primarily with BEA Systems and Iona Technologies. These products also compete against existing or proposed distributed object solutions from hardware vendors such as Hewlett-Packard, IBM and Sun.

   In addition, we are dependent upon and in competition with operating systems vendors. To the extent that we are unable to obtain information regarding existing and future operating systems from the developer of such systems, the release of our products for such systems may be delayed or may not be competitive. For example, Microsoft, a significant competitor, is the developer of the Windows operating environments. Microsoft has announced that it intends to include increased middleware functionality in future versions of its Windows 2000 operating system. Microsoft has also introduced a product that includes certain basic application server functionality. The bundling of competing functionality in versions of Windows products requires us to compete with Microsoft in the Windows marketplace where Microsoft has certain inherent advantages due to its substantially greater financial, technical, marketing and other resources, greater name recognition, a larger installed base and the integration of its middleware functionality with Windows.

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

 Patents, Copyright and Trademarks

   We rely on a combination of patent, copyright, trademark, and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect our proprietary technology. Despite our efforts to protect our intellectual property rights, it may be possible for an unauthorized third party to copy certain portions of our products or to reverse engineer or obtain and use technology or other information that we regard as proprietary. In addition, the laws of certain foreign countries do not protect the rights in intellectual property to the same extent as do the laws of the United States. Accordingly, there can be no assurance that we will be able to protect our proprietary technology against unauthorized third party copying or use which could adversely affect our competitive position.

   There are no pending material lawsuits against Inprise regarding infringement of any existing patents or other intellectual property rights or any material notices of infringing the rights of others. Inprise, from time to time, receives notices from third parties claiming infringement by our products of third party patent and other intellectual property rights. Regardless of its merit, responding to any such claim could be time consuming, result in costly litigation and require the Company to enter into licensing or royalty agreements which may not be offered or available on terms acceptable to the Company. If a successful claim is made against Inprise and Inprise fails to develop or license a substitute technology, our business could be materially adversely affected. We expect that our software products will increasingly be subject to such claims as the number of products and competitors in our industry segment increase and the functionality of products overlap.

 Employees

   As of December 31, 1999, we employed approximately 740 employees, approximately 440 in the United States, and 300 internationally. From time to time, we have also engaged temporary contract employees both internationally and within the United States. None of Inprise's U.S. employees are represented by a labor union. Employees of certain foreign subsidiaries may be represented by worker's councils or other similar organizations as required by local law.

ITEM 2. PROPERTIES

   Our headquarters, executive offices and primary research and development facilities are located at 100 Enterprise Way, Scotts Valley, California, and comprise approximately 495,000 square feet of space. This facility was constructed in 1993. On December 30, 1999, we entered into an agreement to sell the facility to the ScanlanKemperBard Companies for $47 million. On February 18, 2000, the buyer completed its due diligence and notified us that it was prepared to proceed with the transaction. The sale to Enterprise Way Associates, LLC as assignee of the ScanlanKemperBard Companies closed on March 17, 2000. We received approximately $44.1 million in consideration for the facility. Consideration in the transaction was net of $2.5 million held in escrow to cover costs to improve the building and $0.4 million in other disposal costs. As part of this agreement, we have entered into a long term lease of approximately 44% of the facility. The initial term of the lease will expire in 2010. See Note 1 of Notes to Consolidated Financial Statements for a summary of the sale of the facility.

   In addition, we lease approximately 50,000 square feet for a research and development facility in San Mateo, California. This lease ends in June 2004.

   We also own additional office space located at 1700-1800 Green Hills Road, Scotts Valley, California, and these facilities are leased to third parties. These facilities comprise approximately 135,000 square feet of space and were constructed in 1988. As part of an agreement with ScanlanKemperBard, Inprise has the option to require ScanlanKemperBard to purchase the property. We lease office space in other cities in the United States as well as locations in Europe, Canada, Latin America and the Pacific Rim.

ITEM 3. LEGAL PROCEEDINGS

   The Company and certain of our former officers and directors were named defendants in two lawsuits, Kaplan, et al vs. Kahn, et al, and Crook, et al vs. Kahn, et al, originally filed in the United States District Court for the Northern District of California in 1993 and 1995, respectively. The lawsuits alleged certain securities law violations during the periods between 1991 and 1994. In 1996, the parties entered into an agreement to settle both lawsuits. The agreement was submitted to the Court for approval and monies were deposited in escrow to fund the settlement. At the time, we recorded an expense for the amount of our contribution to the settlement. On September 3, 1999, the Court approved the settlement agreements in both lawsuits, together with a revised plan of allocation of the settlement proceeds. On March 20, 2000, the Court entered a final order certifying the settlement class and a final order certifying the settlement class and dismissing both lawsuits. This order will become final on April 19, 2000 unless a Notice of Appeal is filed. We do not expect that an appeal will be pursued.

   On April 10, 1997, Western Imaging, Inc. ("Western Imaging") filed a complaint in the U.S. District Court for the Northern District of California against Visigenic Software, Inc. ("Visigenic"), a company acquired by Inprise in February 1998, and Corel Corporation, a licensee of Visigenic, alleging breach of contract, intentional and negligent misrepresentation, copyright infringement, trademark infringement, misappropriation of trade secrets and other related claims. On June 2, 1994, Western Imaging purchased from Visigenic the rights to a software product called "Lumena." Western Imaging claims that
(1) Visigenic failed to deliver all of the source code for Lumena, and (2) "Lumena" included three additional software products called "Color Tools," "Creative License," and "Oasis". Visigenic denies Western Imaging's claims. These three latter products were also licensed by Visigenic to Corel on a non-exclusive basis.

   Pursuant to the Court's order of February 20, 1998, the parties participated in a non-binding mediation on July 17, 1998. No settlement was reached. Both parties thereafter filed motions for summary judgment. The Court denied Western Imaging's motion. Our motion was granted in part and denied in part. The Court dismissed Western Imaging's claims for unfair competition, unjust enrichment and misappropriation of trade secrets. The parties agreed to participate in a second mediation following additional discovery. The parties participated in three further mediation sessions, and on October 26, 1999, a confidential settlement was reached which also included Federal Insurance Company (see next paragraph). That settlement has now been fully consummated.

   In a related matter, Visigenic sued their insurer, Federal Insurance Company, seeking to obtain a declaration that Federal Insurance owed Visigenic and Corel a duty of defense and coverage for the Western Imaging lawsuit and claims based on advertising injury coverage. Both Federal Insurance and Visigenic filed summary judgment motions in this case, which were heard by the Court on August 14, 1998. On May 3, 1999, the Court granted our motion and denied Federal Insurance's motion the effect of which (subject to appeal) was that Visigenic and Corel would be entitled to reimbursement of attorneys fees and costs and to payment of future such fees and costs with respect to the Western Imaging lawsuit. All claims in the Visigenic vs. Federal Insurance lawsuit have been settled as part of the confidential settlement referred to in the previous paragraph. That settlement has now been fully consummated.

   We are also involved in various other legal actions arising in the normal course of our business. We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results. However, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse affect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Information on our stock price is detailed in the table entitled "Selected Quarterly Data" located within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

   Our common stock is traded on the Nasdaq National Market under the Nasdaq symbol "INPR." According to the records of our transfer agent, we have approximately 2,305 stockholders of record of our common stock as of February 29, 2000. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

   We have not paid dividends during the last six years. We intend to retain future earnings for use in our business, and therefore, do not anticipate paying cash dividends in the foreseeable future. In addition, our merger agreement with Corel prohibits us from paying dividends on our common stock pending completion of the merger.

   The following table sets forth the high and low sales price per share of our common stock as reported on Nasdaq for the calendar quarters presented below:

                                                                    High   Low
                                                                   ------ -----
   1998
     First Quarter ended March 31, 1998........................... $10.00 $6.56
     Second Quarter ended June 30, 1998........................... $11.88 $6.81
     Third Quarter ended September 30, 1998....................... $ 8.62 $4.94
     Fourth Quarter ended December 31, 1998....................... $ 6.88 $4.81
   1999
     First Quarter ended March 31, 1999........................... $ 6.47 $3.31
     Second Quarter ended June 30, 1999........................... $ 6.00 $2.69
     Third Quarter ended September 30, 1999....................... $ 5.56 $3.44
     Fourth Quarter ended December 31, 1999....................... $20.00 $3.44
   2000
     First Quarter ended March 31, 2000........................... $16.94 $6.09

ITEM 6. SELECTED FINANCIAL DATA

   The following selected consolidated financial data are derived from our consolidated financial statements. Historical results should not be taken as necessarily indicative of the results that may be expected for any future period. This data should be read in conjunction with the consolidated financial statements and related notes, which are included elsewhere herein.

      Five Year Summary (In thousands, except net income (loss) per share)

                                                        Nine Months
                          Year Ended December 31,          Ended     Year Ended March 31,
Consolidated Statements   --------------------------    December 31, -----------------------
of Operations Data:          1999           1998         1997(b)(c)   1997(c)     1996(c)(d)
-----------------------   -----------    -----------    ------------ ---------    ----------
Net revenues............  $   174,806(a) $   189,112      $145,936   $ 170,977     $251,821
Restructure and other
 one-time charges.......  $    49,900(e) $    15,848      $    --    $  48,408(f)  $    679
One-time income items...     $108,002(g) $    18,107(h)   $    --    $     --      $    --
Net income (loss).......  $    22,684    $     8,346      $ (3,894)  $(128,228)    $ 10,311
Net income (loss) per
 share--basic...........  $      0.40         $ 0.16       $ (0.09)    $ (2.87)      $ 0.26
Net income (loss) per
 share--diluted.........  $      0.35         $ 0.14       $ (0.09)    $ (2.87)      $ 0.22
Shares used in computing
 basic earnings per
 share..................       54,810         50,118        49,640      44,703       38,935
Shares used in computing
 diluted earnings per
 share..................       63,408         57,384        49,640      44,703       46,577

                                      December 31,                        March 31,
Selected Consolidated     ------------------------------------------ -----------------------
Balance Sheet Data:          1999           1998         1997(b)(c)   1997(c)     1996(c)(d)
---------------------     -----------    -----------    ------------ ---------    ----------
Cash and short term
 investments............  $   197,693    $    84,362      $102,551   $  74,039     $110,269
Total assets............  $   313,016    $   253,788      $255,824   $ 225,745     $297,343
Total long term
 obligations............  $    19,462    $    19,138      $ 22,025   $  22,508     $ 14,583
Mandatorily redeemable
 convertible preferred
 stock..................  $       --     $    36,873      $ 27,358   $     --      $    --

--------
(a) Excludes one-time payment of license revenue from Microsoft of $100 million.

(b) In July 1997, we changed our fiscal year end from March 31 to December 31.

(c) Results for the nine months ended December 31, 1997 and years ended March 31, 1997 and 1996 and balances as of those dates are restated to reflect the acquisition of Visigenic which was accounted for as a pooling of interests.

(d) Results for the year ended March 31, 1996 and balances as of that date are restated to reflect the acquisition of Open Environment Corporation which was accounted for as a pooling of interests.

(e) Restructuring and other one-time charges for the year ended December 31, 1999 include a write-down on sale of real estate of $29.7 million, restructure and merger related expenses of $12.1 million and other non-recurring charges of $8.2 million.

(f) Restructuring and other one-time charges for the year ended March 31, 1997 include restructuring charges of $18.9 million, a charge for in process product development of $12.4 million, and other non-recurring charges of $17.1 million.

(g) One-time income items for the year ended December 31, 1999 consists primarily of income from patent cross license agreement with Microsoft of $100 million.

(h) One-item items for the year ended December 31, 1998 consists primarily of a gain on sale of long term investment of $17.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion includes many forward-looking statements and, with respect to this section, the cautionary language for such forward-looking statements is described above in Item 1. Business, and Forward-Looking Statements of this Form 10-K and is incorporated by reference to this Item 7.

   Again, you are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission. In particular, please read our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. You may obtain copies of these reports directly from us or from the Securities and Exchange Commission at the SEC's Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reading Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers (including Inprise) at its web site www.sec.gov.

 Change in Fiscal Year End

   In July 1997, we changed our fiscal year end from March 31 to December 31. In accordance with the rules of the Securities and Exchange Commission, this Management Discussion and Analysis of Financial Conditions and Results of Operations discusses and compares the transition period which commenced on April 1, 1997 and ended December 31, 1997 with the calendar years ended December 31, 1999 and 1998.

 Net Revenues

   Net revenues were $174.8 million, $189.1 million and $145.9 million for the years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997, respectively. Non-U.S. revenues (excluding exports from the U.S.) represented approximately 56%, 49% and 57% of total net revenues for the years ended December 31, 1999 and 1998 and the nine months ended December 31, 1997, respectively. The increase in the percentage of non-U.S. revenues for the year ended December 31, 1999, as compared to the year ended December 31, 1998, was principally due to the recovery of certain Asia-Pacific regions, including Japan, which had experienced economic slowdown in 1998. Fluctuations in currency exchange rates did not have a material impact on total net revenues or operating results for the years ended December 31, 1999 and 1998, or the nine months ended December 31, 1997. However, non-U.S. revenues would be adversely affected if the U.S. dollar were to strengthen against certain major international currencies.

   Licenses and other revenues represent amounts earned for granting customers licenses to use our software products. Licenses and other revenues were $150.6 million, $166.2 million, and $132.1 million for the years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997, respectively. Licenses and other revenues represented 86%, 88%, and 91% of total revenue for the years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997, respectively. License revenue for the year ended December 31, 1999 decreased approximately 9% from the prior year primarily due to a decrease in enterprise revenue from large original equipment manufacturer sales. While revenues from development tools for the year ended December 31, 1998 remained relatively consistent year over year, revenues from our Java language products increased. The increase in Java language products was offset by declines in C++Builder and other, non-strategic products.

   Service revenue represents amounts earned for support, consulting and education services for software products. Net service revenues were $24.3 million, $22.9 million, and $13.9 million for the years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997, respectively. Service revenue represented 14%, 12%, and 9% of total net revenue for the years ended December 31, 1999 and 1998, and the nine months ending December 31, 1997, respectively. This increase in service revenue is primarily related to the increase in consulting revenues as we have focused on consulting services related to enterprise sales. Additionally, we acquired two professional service firms in the last quarter of 1998 and first quarter of 1999, respectively.

 Gross Margins

   Gross margins were 76%, 84%, and 82% for the years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997, respectively. Gross margins in the fiscal year ended December 31, 1999 decreased principally due to the increase in consulting services. Service costs increased in 1999 principally due to increased consulting personnel. We expect to continue to invest in the consulting and training portion of our business. We expect a delay between the hiring of new service personnel and corresponding service revenue earned through the deployment of new personnel. Cost of service revenue as a percentage of service revenue may also vary between periods due to the combination of services that we provide to customers and the extent to which employees or contractors are used to provide those services.

 Research and Development

   Research and development expenses for the years ended December 31, 1999 and 1998 and the nine months ended December 31, 1997 were $42.3 million, $47.3 million and $38.2 million, respectively. Such expenses were 24%, 25% and 26% of revenues for the years ended December 31, 1999 and 1998 and the nine months ended December 31, 1997, respectively. Our investment in research and development resulted in several new products and new versions of products. As part of its efforts to attract and retain key employees, we have adopted certain special bonus and retention programs. Such programs may have the effect of increasing our research and development expenses.

 Selling, General and Administrative

   Selling, general and administrative expenses were $123.5 million, $112.8 million, and $86.5 million for the years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997, respectively. Such expenses were 71%, 60% and 59% of revenues for the years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997, respectively. Selling, general and administrative expenses increased from prior years principally due to an increase in the aggregate number of employees and increased depreciation and amortization costs associated with new information systems implemented in late 1998.

 Restructuring, Merger and Other Non-Recurring Charges

   During December 1999, we recorded a restructuring charge of $34.8 million. The restructuring charge consisted primarily of a write-down for the sale of the Scotts Valley facility of $29.7 million, which was consummated on March 17, 2000; a $3.1 million charge for discontinuation of the European information system implementation and other miscellaneous restructuring related costs of $3.1 million. In addition the Company recorded a charge of $3.0 million for severance costs associated with organizational changes implemented during the fourth quarter. The Company expects to pay these costs over the next year. Terminations represented approximately 5% of the total employee workforce as of December 31, 1999. These charges were offset, in part, by the reversal of restructuring charges totaling $4.1 million, that were taken in both the first quarter of 1999 and 1998, which will not be utilized.

   In January 1999, we announced the restructuring of its corporate operations. A restructuring charge of $7.0 million was recorded during the quarter ended March 31, 1999 of which $6.7 million related to severance costs associated with the elimination of duplicate workforce and $0.3 million related to termination of certain lease agreements.

   In conjunction with the acquisition of Visigenic, we implemented a worldwide realignment of our corporate structure. In the year ended December 31, 1998, we recorded a $19.3 million restructuring and merger related charge of which $9.9 million related to severance costs associated with the elimination of a duplicate workforce, $3.2 million to termination of certain lease agreements and the write-off of certain fixed assets and $2.5 million to other costs associated with the restructuring. Additionally, we charged to income approximately $3.7 million in expenses associated with the acquisition. As part of the 1998 restructure, we had recorded a restructuring charge of approximately $3.4 million for severance costs associated to the anticipated closure of certain operations. As of December 31, 1998, we did not anticipate any further severance costs associated to these operations. Accordingly, we reversed the charge during the quarter ended December 31, 1998.

 Cross Patent and Technology License

   In June 1999, the Company and Microsoft Corporation entered into a set of technology cross-license agreements. Microsoft also paid the Company $100 million for the rights to use Inprise patented technology in Microsoft products and in settlement of a number of long standing patent and technology licensing issues.

 Gain on Sale of Corporate Assets

   We held a minority common stock interest in Starfish Software, Inc. On September 23, 1998, Motorola, Inc. completed the acquisition of Starfish Software, Inc. The acquisition involved a combination of cash and Motorola Inc. common stock, part of which was withheld in escrow. Based upon the cash and common stock consideration received or released from escrow, we recorded gains of approximately $2.9 million and $16.6 million during the years ended December 31, 1999 and 1998, respectively.

   On March 17, 2000, the Company completed the sale of our corporate facilities to Enterprise Way Associates, LLC as assignee of the ScalanKemperBard companies. We received approximately $44.1 in consideration for the facility. Consideration in the transaction was net of $2.5 million held in escrow to cover potential costs to improve the building and $0.4 million in other disposal costs. We recorded a write-down of the corporate facility of $29.7 million during the quarter ended December 31, 1999. As of December 31, 1999, the net book value of the facility, including land and improvements, was $44.1 million, inclusive of the write down of $29.7 million for the corporate facilitiy recorded during the quarter ended December 31, 1999. In conjunction with the sale of the facility, we entered into a long-term lease arrangement to use approximately 44% of the building for corporate purposes.

   With the completion of the sale of the building on March 17, 2000, we expect a reduction in operating expenses in the range of $1.5 million to $2.0 million for the balance of the year ending December 31, 2000. Additionally, we expect to generate approximately $1.5 million in additional interest income for the year ending December 31, 2000 from the consideration received from the sale. We expect that the costs saving beyond the year ending December 31, 2000 on an annualized basis will be lower as we will incur additional costs under the lease arrangement. The financial benefit from these cost savings for future periods may differ significantly from these estimates, as management may elect to reinvest the amounts received from the sale in the Company.

 Income Taxes

   On a consolidated basis, the Company generated a pre-tax profit of approximately $31.4 million and $4.0 million for the years ended December 31, 1999 and 1998, respectively. The Company incurred pre-tax loss of approximately $2.8 million for the nine months ended December 31, 1997. The Company recorded an income tax provision (benefit) of approximately $8.7 million, ($4.4 million) and $1.1 million for the years ended December 31, 1999 and 1998 and nine months ended December 31, 1997, respectively.

   The Company's income tax provision for the year ended December 31, 1999 differs from the statutory tax rate principally due to state taxes, the utilization of net operating loss carryforwards and withholding taxes that are imposed regardless of the Company's profitablilty. During the year ended December 31, 1998 the Company recorded an income tax benefit from settlements with the U.S. Internal Revenue Service and the conclusion of certain non-U.S. tax audits for the years ending in 1984 through 1992.

   For U.S. federal income tax purposes, the Company has net operating loss carryforwards of approximately $204 million at December 31, 1999. There are also available U.S. federal tax credit carryforwards of approximately $23 million. These loss and credit carryforwards expire between 2000 and 2014, if not utilized. The Company also has Alternative Minimum Tax (AMT) credit carryforwards for U.S. federal income tax purposes of approximately $2 million, which do not expire. Utilization of federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization. The Company also has approximately $12 million of net operating loss carryforwards in various foreign jursidictions. Certain of these loss carryforwards will begin to expire in 2000, if not utilized.

   Deferred tax assets and related valuation allowances of approximately $37 million relate to certain U.S. operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

 Litigation

   Please see Item 3, Legal Proceedings, for a description of current litigation.

 Liquidity and Capital Resources

   Cash, cash equivalents and short-term investments were $197.7 million at December 31, 1999, an increase of $113.3 million from a balance of $84.4 million as of December 31, 1998. Working capital increased from $61.5 million as of December 31, 1998 to $155.5 million as of December 31, 1999.

   Net cash provided by operating activities during the year ended December 31, 1999 was $82.4 million. Cash from operating activities primarily related to the Microsoft patent cross license agreement signed in 1999 totaled $100 million. Net cash paid for severance and facilities costs associated with prior restructuring was approximately $5.7 million.

   Net cash used by investment activities during the year ended December 31, 1999 was $7.3 million, which was principally related to the acquisition of property and equipment. Cash provided by financing activities of $35.9 million in 1999 consisted primarily of the issuance of Series C preferred stock for $25.0 million and the issuance of common stock in connection with the exercise of employee stock options of $15.8 million. This was offset by the repurchase of 1.0 million shares of common stock for $4.9 million.

   On March 17, 2000, we received approximately $39.7 million in cash from the sale of the corporate facility in Scotts Valley, California. Proceeds were net of $3.7 million in security deposit on the long-term lease, $2.5 million in reserve for potential improvements to the building, and $1.1 million in tenant rental prepayments and other closing costs.

   Currency fluctuations did not have a significant impact on our cash position (U.S. dollar) during the year ended December 31, 1999. We cannot predict the impact such fluctuations might have on its future cash flows and there can be no assurance that foreign exchange rates will not have a material impact on future cash flows.

   We believe that our existing cash balances and funds expected to be provided by operations will be sufficient to finance its working capital requirements at least through the calendar.

Factors That May Affect Future Results and Market Price of Stock

   Our Company operates in a rapidly changing environment that involves many risks, some of which are beyond our control. The following is a discussion that highlights some of these risks.

 Risks Associated with Plan to Merge with Corel Corporation

   We entered into a merger agreement with Corel on February 6, 2000. The merger is contingent, among other things, on the expiration or early termination of the waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976 and on approval by Corel stockholders and our stockholders. There can be no assurance that the merger will be approved by the requisite vote of either our stockholders or Corel's stockholders. In addition, if the merger agreement is terminated under certain circumstances, including, among others, where another party has made an alternative acquisition proposal to acquire Inprise, or if the Inprise board withdraws or changes in a manner adverse to Corel its approval or recommendation of the merger agreement or the merger, Inprise may be required to pay Corel a termination fee of $29.5 million. Under such circumstances, Corel would also be able to exercise its option to purchase up to 12 million shares of Inprise common stock (approximately 19.7% of Inprise common shares) at an exercise price of $14.94 per share, subject to adjustment, provided that the maximum profit that Corel can obtain pursuant to the option is aggregated with the termination fee payable to Corel and the aggregate amount is limited to $30 million.

   If the merger is approved and completed, there are business risks related to it. Such risks include the failure to successfully integrate and manage acquired technology, operations and personnel; the loss of key employees of the acquired companies and diversion of our management's attention from other ongoing business concerns; and the risk of significant charges for in-process research and development or other matters. Any of these factors could have a material adverse effect on our operating results.

   There are risks to our business if the merger is not consummated resulting from the distraction of our management team, and the loss of key personnel and the loss of customers as a result of the uncertainties created. Any of these factors could have a material adverse effect on our business and operating results.

 We Have a History of Declining Revenue and Operating Losses

   We recorded an operating loss of $40.6 million for the quarter ended December 31, 1999, and a recorded an operating loss of $82.9 million for the fiscal year ended December 31, 1999. The operating loss for the quarter and the year ended December 31, 1999 include restructuring and one-time charges totalling $34.8 million and $50.0 million respectively. We have had operating losses in five of the past six fiscal years.

   Our ability to achieve revenue growth and profitability in the future is dependent on our success in selling our products and services while, at the same time, reducing our operating expenses. Our future profitability is dependent, among other things, upon our ability to:

  .  introduce new products and services successfully;

  .  achieve market acceptance of our products and services;

  .  implement restructuring and cost control measures from time to time; and

  . integrate the products and operations of acquired companies successfully.

   If we are unable to accomplish these objectives, we will be unable to achieve revenue growth and profitability in future periods.

 We Depend on Key Personnel

   We believe that our future success will depend, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled software engineers and management personnel. Competition for such personnel is intense, particularly in Northern California where our operations are based, and we may not be successful in retaining or recruiting such personnel.

   Our Interim President and Chief Executive Officer entered into an employment agreement dated April 9, 1999, the term of which expired on October 9, 1999. There is no assurance that he will continue in his position or that we would be able to find a replacement should he leave our employment.

   In the current year, we have lost a number of management personnel and other key employees. As a result, we have instituted retention programs to retain key employees. We have increased compensation, bonuses, stock options and other fringe benefits in order to attract and retain management and other key personnel. We may be required to further increase such compensation and benefits. We are not certain that these efforts will succeed in retaining our key employees, and failure to attract and retain key personnel could significantly harm our business.

 Unpredictability of Future Revenues: Potential Fluctuations in Quarterly Operating Results and Seasonality

   Our quarterly operating results have varied significantly in the past. We expect that our operating results will continue to vary significantly from time to time. We believe that these variations may result from many factors already described and including, but not limited to, any of the following factors:

  .  introduction of new products;

  .  the overall level of demand for our products;

  .  the size and timing of significant orders and their fulfillment;

  . the number, timing and significance of product enhancements and new product announcements by us and our competitors;

  .  changes in pricing policies by us or our competitors;

  . customer order deferrals in anticipation of enhancements or new products offered by us or our competitors;

  . deferral of customer orders based on their uncertainty about our short-term and long-term prospects;

  .  product release cycles of existing products;

  .  product defects and other product quality problems;

  .  seasonal trends; and

  .  general domestic and international economic and political conditions.

   An additional risk factor is the lengthening of our sales cycle. We expect that a significant percentage of our future revenue will be from large orders. These large sales typically contain multiple elements, including licenses for development and deployment products, technical support, maintenance, consulting and training services. The revenue from a large order is typically recognized over time, instead of all at the time that order is placed. For example, when the contract is signed, the license and deployment fees may be recognized as revenue. However, revenue related to further services, such as technical support and consulting services, must be deferred until the services are rendered. The timing of recognition of revenue associated with larger sales may have a material affect on our business, operating results and financial position.

   Furthermore, many customers place orders toward the end of a given quarter, therefore revenues can be difficult to predict. Costs are based on projected revenues and are relatively fixed in the short term. Therefore, if revenue levels fall below projections, net income may be significantly reduced or we may experience a loss.

   We cannot be certain that we will be able to maintain profitability on a quarterly or annual basis. It is likely that in some future quarters, our operating results will be below our expectations as well as those of public market analysts and investors. In such case, the price of our common stock may be materially and adversely affected.

 Risks in Transition to Direct Sales, Lengthy Sales Cycles and Systems Implementation Selling

   Selling enterprise software products directly to our customers entails sales cycles that are substantially more lengthy and more uncertain than those associated with our traditional business of selling desktop software through retail channels. Customers for enterprise products are predominately larger companies, institutions, and government entities. These customers generally commit significant time and resources to evaluating enterprise software, and they require us to expend substantial time, effort and money educating them about our software products and solutions. As a result, sales to these types of customers generally require an extensive sales effort throughout the customer's organization, and they often require final approval by an executive officer or senior level employee. All of these factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made. We have experienced and expect to continue to experience delays and uncertainty in the sales cycle as well as increased expenses for these sales.

   We need to extensively train and effectively manage our sales personnel, invest additional resources in the sales effort, and educate our authorized resellers in international markets. Because we recently began making enterprise sales in non-US markets, there can be no assurance that we will successfully complete our transition to the direct sales model outside of the U.S. Our failure to do so could significantly harm our business.

   We have added trained technical personnel to assist our customers in implementing our enterprise software products. Personnel with sufficient expertise and experience for these positions are in great demand, and we may not be able to attract or retain a sufficient number of qualified personnel. Our failure to do so could significantly harm our business.

   We have made changes to our sales compensation programs in recent years in an effort to increase sales. There can be no assurance, however, that they will be successful in achieving this result in the long-term, and such changes could significantly harm our revenues and sales related expenses.

 Risks Related to New Product Introductions; Rapid Technological and Market Changes

   The market for our products is highly competitive and is characterized by continuous technological advancement, evolving industry standards and changing customer requirements. Our future ability to generate revenue will depend substantially on our ability to successfully design and market new products and upgrades of our current products for existing and new computer platforms and operating environments that anticipate the requirements of this market.

   We face a number of inherent risks in the current market environment, including, but not limited to, the following:

  . we may introduce products later than we expect or later than competitors' introductions;

  .  competitors may introduce competing products at lower prices;

  . product upgrades, which enable users to upgrade from earlier versions of our products or competitors' products, have lower prices and margins than new products; and/or

  . the acceptance of our new products is highly dependent, in part, on the continued adoption of the Internet as a new computing paradigm, the increased use of the Java programming language; and the adoption of the Linux operating system.

   From time to time, we announce when we expect to begin shipping a new product. In the past, some of our products have shipped later, and sometimes substantially later, than when we originally expected. The loss of key employees may increase the risk of these delays. Some of our products are based on technology licensed from third parties. We have limited control over when and whether these technologies are upgraded. The failure or delay in enhancements of technology licensed from third parties could have a material adverse effect on our ability to develop and enhance our products. Due to these uncertainties inherent in software development, it is likely that these risks will materialize from time to time in the future. We could lose customers as a result of substantial delays in the shipment of new products or product upgrades. Substantial delays could also render our products technologically obsolete and significantly harm our business.

 Risks of Entering a New Business Area

   Our strategy is to focus on enterprise customers, software developers, and the Internet and corporate Intranet markets. Our sales are dependent on these enterprise customers' adopting distributed object technology for information processing and the Internet and corporate Intranets for commerce and communications. Concerns about the Internet and corporate Intranets including security, reliability, cost, ease of use and access and quality of service, may inhibit the adoption of this technology by potential customers, thereby harming our business.

   Our distributed object software products are based on several standards, including the Common Object Request Broker Architecture, or CORBA, and Extended Markup Language, or XML. These standards guide the development and management of applications created in object oriented programming languages such as C++ and Java. These new standards are just beginning to gain widespread acceptance, and they compete with proprietary solutions such as Microsoft's ActiveX and DCOM. The distributed object software market is relatively young, and there are few proven products. Some of our VisiBroker products are designed specifically for use in applications for the Internet and corporate Intranets. If CORBA is not adopted, or is adopted more slowly than anticipated, or if our potential customers select products based on other standards, our business would be harmed.

   We are investing time and resources in developing products for the Linux operating system. Linux is a new operating system and has yet to be adopted on a widespread basis. At this time, there are few commercially viable products that operate on the Linux operating system. If Linux is not adopted, or is adopted more slowly then anticipated, our investments in Linux technology may not generate the anticipated return, and as a result our business could be materially adversely effected.

   As a newcomer to these markets, we face a number of risks including:

  .  the new and evolving nature of the markets themselves;

  . our need to make choices regarding the operating systems, database management systems and server software on which to focus;

  .  the ongoing transition and investment of our resources for this segment;

  .  our limited experience in this area; and

  . the presence of several very large and well-established businesses, as well as a number of smaller successful companies, which are already competing in this market.

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

 Risks Related to Restructuring

   In response to significant losses from operations, we implemented a restructuring and realignment of operations in 1998 and 1999. These restructurings resulted in significant reductions in workforce and other ongoing costs. Given the extent of the restructuring that we have undertaken, we are uncertain that the remaining resources are sufficient for us to return to consistent revenue growth or profitability, nor can we be certain that we will realize the cost savings which the restructurings were designed to produce.

 Extremely Competitive Industry

   The computer software industry is an intensely competitive industry. Rapid change, new and emerging technologies and fierce competition characterize the industry. The pace of change has accelerated due to the emergence of the Internet and corporate Intranets, programming languages, such as Java, and operating systems such as Linux.

   Our development tools and distributed objects products compete with products offered by a number of companies, including but not limited to Computer Associates, Microsoft, Oracle, Sun, Sybase, Symantec and IBM. In the standards-based distributed object market, we compete primarily with BEA Systems and Iona Technologies. These products also compete against existing or proposed distributed object solutions from hardware vendors such as Hewlett-Packard, IBM and Sun.

   In addition, we are dependent upon and in competition with operating systems vendors. To the extent that we are unable to obtain information regarding existing and future operating systems from the developer of such systems, the release of our products for such systems may be delayed or may not be competitive. For example, Microsoft, a significant competitor, is the developer of the Windows operating environments. Microsoft has announced that it intends to include certain middleware functionality in future versions of its Windows 2000 operating system. Microsoft has also introduced a product that includes certain basic application server functionality. The bundling of competing functionality in versions of Windows products requires us to compete with Microsoft in the Windows marketplace where Microsoft has certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, greater name recognition, substantial installed base and the integration of its middleware functionality with Windows. We need to differentiate our products from Microsoft's based on scalability, functionality, interoperability with non-Microsoft platforms, performance and reliability as well as to establish that our products provide more effective solutions to customers' needs. There can be no assurance that we will be able to differentiate our products successfully from those offered by Microsoft, or that Microsoft's entry into the middleware market will not harm this portion of our business.

   Some of our competitors have substantially greater financial, management, marketing and technical resources than we have. Many of our competitors have well-established relationships with our current and potential customers. They also have extensive knowledge of the markets, extensive development, sales and marketing resources, and they are capable of offering single vendor solutions. In particular, operating system vendors such as Hewlett-Packard, IBM, Microsoft and Sun may offer similar products bundled with their own operating systems. For example, Microsoft has introduced DCOM for Microsoft operating systems. In the past, some of our competitors have utilized their greater resources to provide substantial signing bonuses and other inducements to lure away our management and other key personnel.

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

   It is possible that current and new competitors may form alliances to gain significant market share. Some of our competitors have offered to license software for free to gain competitive advantage. This kind of competition could materially adversely affect our ability to sell additional licenses and maintenance and support renewals on profitable terms. Competitive pressures could require us to reduce the price of our products and related services. We are not certain that we will be able to compete successfully against current and future competition. The failure to compete successfully would have a material adverse effect on our business, operating results and financial condition.

   We need to differentiate our products from our competitors' products based on functionality, interoperability, developer productivity, performance and reliability. There can be no assurance that we will be able to successfully differentiate our products from our competitors.

   Commercial acceptance of our products and services is also dependent on the perception of our Company. Successful marketing of our products and promotion of our Company are important to our success. There can be no assurance that our efforts will be successful. In addition, critical or negative statements made by brokerage firms, industry and financial analysts, and industry periodicals about our Company, our products, or our business could negatively impact customer perception. Similarly, negative advertising or marketing efforts of our competitors could affect customer perception. If the customers' perception of us becomes negative, this could have an adverse impact on our business, operating results and financial condition.

   We face intense competition in the development and marketing of Internet and corporate Intranets, middleware and development software. We are not certain that we will be able to compete effectively for Internet and corporate Intranets, on-line services, electronic commerce business opportunities as they arise.

 Dependence on Third Party Licenses

   We are dependent on licenses from third party suppliers for some elements of our products. If any of these licenses were terminated or were not renewed, or these third parties failed to develop new or updated products in a timely manner, we might not be able to ship some of our products. We would then have to develop an alternative to the third party's product. This could result in delays, increased costs or reduced functionality of our products and could have a material and adverse impact on our business, operating results and financial condition.

 Risks of Regulation of the Internet and Electronic Commerce

   We intend to expand our business through e-commerce on the Internet. The electronic commerce market is new and rapidly evolving. Currently, there are few laws or regulations that directly apply to access or commerce on the Internet. Changes in laws or regulations governing the Internet and electronic commerce could have a material adverse effect on our business, operating results and financial condition.

 Risks Associated with Our Dependence on Java and Encryption Technology

   Some of our products are based on Java, an object-oriented software programming language developed by Sun Microsystems. Java is a relatively new language and was developed primarily for Internet and corporate Intranet applications. It is still too early to determine whether Java will become a widely adopted technology. At this time, there are a limited number of Java-based products. Alternatives to Java have been announced by several companies, including Microsoft. If Java is not adopted widely, or is adopted more slowly than anticipated, there could be a material adverse effect on our business.

   We will use encryption technology in some of our future products to provide security for the exchange of confidential information. Encryption technologies have been breached in the past. There can be no assurance that there will not be a compromise or breach of our security technology. If any such breach were to occur, it could have a material adverse effect on our business.

 Risks of Using Retail Distribution Channels

   A significant portion of our sales are made through retail distribution channels. Demand in these channels fluctuate based on customer demand. Our retail distributors also carry the products of competitors. Some of our retail distributors have limited capital to invest in inventory. Their decision to purchase our products is based on a combination of demand for our products, our pricing, terms and special promotions we offer.

   Our net revenues and earnings may be affected by a practice called "channel fill." Channel fill occurs when a distributor purchases more product than it expects to sell in anticipation of price changes, sales promotions or incentives. After we announce a new version or new product and prior to the date of product availability, distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of the availability of the new version or product. We try to mitigate the negative effect of this pattern by deferring recognition of revenue associated with distributors' and resellers' inventories that are in excess of appropriate levels. However, channel fill may still affect our net revenues, particularly during periods where we announce several new products at the same time.

   When we introduce new versions of our products, our distributors return their inventories of the older versions. Our return policy allows our distributors, with some limitations, to return products in exchange for credit or toward new products. Similarly, end users may return products through dealers and distributors within a reasonable period from the date of purchase for a full refund. Retailers may then return the older versions to us. We estimate and maintain reserves for product returns. However, future product returns could exceed our reserves, and this could have a material adverse effect on our business.

 Risks of Reliance on VARs & ISVs

   A part of our strategy is to embed and bundle our technology in the products offered by value-added-resellers, or VARs and independent software vendors, or ISVs, such as Cisco, Hewlett-Packard, Hitachi, Microsoft, Netscape, Novell and Oracle. In the past, a small number of VAR and ISV customers accounted for a significant percentage of VisiBroker or enterprise product sales and revenue.

   For these sales, the pricing and discount terms and conditions of our license agreements are negotiated and vary among our customers. Most of our license agreements with these customers are non-exclusive and do not require them to recommend or offer our products exclusively. Many of our agreements do not require our customers to make minimum purchases. We have virtually no control over the shipping dates or volumes of systems shipped by our customers. Many of the markets for the VAR and ISV products are new and evolving. Therefore, we cannot predict that these customers will purchase our technology for their products in the future. If we are not successful with our current customers or in continuing to secure license agreements with additional VARs and ISVs on profitable terms, our business, financial condition and results of operations could be materially adversely affected.

 Risks Associated with International Operations and Sales

   A substantial portion our revenue is from international sales. There are inherent risks in doing business internationally. Some of these risks include the following:

  .  general economic conditions in each country;

  . seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

  . the difficulty of managing an organization spread over various countries;

  .  fluctuations in currency exchange rates;

  .  longer payment cycles in certain countries;

  .  export restrictions, tariffs and other trade barriers;

  .  changes in regulatory requirements;

  .  compliance with different laws and regulations;

  .  overlap of different tax structures; and

  .  political instability.

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

 Risks of Software Defects and Liability Claims

   Software products occasionally contain errors or defects, especially when they are first introduced or when new versions are released. We have not experienced any substantial problems to date from potential defects and errors. We routinely test our new products and new versions for defects and errors. We cannot be certain, however, that our products are completely free of defects and errors. The discovery of a defect or error in a new version or product may result in the following:

  .  delayed shipping of the product;

  .  immediate loss of revenue;

  .  delay in market acceptance;

  .  diversion of development resources;

  .  damage to our reputation; and

  .  increased service and warranty costs.

   These factors could materially and adversely affect our business, operating results and financial condition.

   Most of our license agreements contain provisions designed to limit our liability for potential product liability claims. It is possible, however, that these provisions may not protect us because of existing or future federal, state or local laws or ordinances or judicial decisions. A successful product liability claim for large damages brought against us could have a material adverse effect on our business, operating results and financial condition.

 Protecting Our Intellectual Property Rights

   As a technology company, our intellectual property rights are among our most valuable assets. We rely on a combination of patent, copyright, trademark, and trade secret laws, non-disclosure agreements and other methods to protect our proprietary technology. Although we try to protect our technology, it may be possible for an unauthorized third party to reverse engineer our products, or copy, obtain and use our proprietary technology. In addition, the intellectual property laws of some foreign countries are not as protective as the laws of the United States. Accordingly, we cannot be certain that we will be able to protect our proprietary technology against unauthorized third party copying or use that could materially and adversely affect our competitive position.

   From time to time, we receive a notice claiming that we have infringed a third party's patent or other intellectual property right. We expect that software products in general will increasingly be subject to such claims as the number of products and competitors increase and the functionality of products overlap. Regardless of the merit of a claim, responding to any claim can be time consuming and costly. A successful claim could result in significant monetary damages or require us to enter into royalty and licensing agreements that might not be offered or available on acceptable terms. If a successful claim were made against us and we failed to commercially develop or license a substitute technology, our business could be harmed.

 Risks of Anti-takeover Provisions

   In December 1991, we implemented a stockholder rights plan to protect the stockholders in the event of a proposed takeover that has not been recommended or approved by the Board of Directors. Our stockholder rights plan and certain provisions of our Certificate of Incorporation may discourage or prevent an actual or potential change in control of our Company. These limitations may limit the stockholders' ability to approve transactions that they may deem to be in their best interests. In addition, our Board of Directors has the authority to fix the rights and preferences of, and issue shares of, preferred stock without action by the stockholders. This may have the effect of delaying or preventing a change in control of our Company.

   Under the stockholder rights plan, each share of our outstanding common stock carries one preferred share purchase right which governs our stockholder rights plan. Each right entitles the holder; under certain circumstances, to purchase common stock at a 50% discount from our then current market price. The rights are redeemable at a nominal price and expire in 2001.

   Effective as of February 6, 2000, the stockholder rights plan was amended in order to, among other things, prevent the transactions contemplated by the merger agreement and the related option agreement providing for the grant by Inprise to Corel of options to purchase up to 12 million shares of Inprise common stock from causing the rights to become exercisable.

 Potential Dilutive Effect of Conversion and Additional Issuance of Series C Preferred Stock ("Series C Stock")

   Each share of Series C Stock is convertible, at the option of the holder, after a two year holding period, or when the business liquidates, or in the event of a transaction such as the merger with Corel. The shares are convertible, based on a fixed conversion ratio, into fully paid and non-assessable shares of common stock. The conversion ratio is subject to adjustments for stock splits or other capital reorganizations. As of December 31, 1999, 6,720,430 shares of our common stock were reserved for issuance upon the conversion of the Series C Stock to shares of common stock. The Series C Stock automatically converts upon consummation of the merger with Corel.

 Risks Associated with Potential Business Combinations

   As a part of our business strategy, we may make acquisitions of businesses, products or technologies in the future. We will review potential acquisition prospects with the following goals in mind:

  .  complement our existing product offerings;

  .  augment our market coverage;

  .  enhance our technological capabilities; or

  .  offer growth opportunities.

   There may be substantial costs associated with acquisitions including dilutive issuance of equity securities, incurring of debt, acquiring of contingent liabilities, and amortization of expenses related to goodwill and other intangible assets. Acquisitions entail numerous risks, including difficulty in the assimilation of operations, technologies and products. Acquisitions divert the attention of management from other business concerns. An acquisition in a new area risks entering markets where we have no or limited prior experience as well as potential loss of key employees of the acquired organization. Any one of these risks if realized, could negatively impact our operating results and/or the market price of our common stock. We cannot be certain of our ability to successfully integrate any businesses, products, technologies or personnel acquired. Failure to do so in an acquisition could negatively affect our business, financial condition and operating results.

 Extreme Volatility of Stock Price

   Like the publicly-traded securities of other high technology companies, the market price of our common stock has experienced significant fluctuations and may continue to be extremely volatile. During the period from January 1, 1999 to March 15, 2000, the sales price of our common stock has ranged from a high of $20.00 to a low of $2.69. The market price of our common stock may be significantly affected by factors such as the following:

  . announcements of new products or product enhancements by us or our competitors;

  .  technological innovation by us or our competitors;

  . quarterly variations in our results of operations or those of our competitors;

  .  changes in the prices of our products or those of our competitors;

  . changes in revenue and revenue growth rates for us as a whole or for specific geographic areas, business units, products or product categories;

  .  changes in earnings estimates by market analysts;

  .  speculation in the press or analyst community; and

  . general market conditions or market conditions specific to particular industries.

 Impact of Year 2000 Date Transition

   This section is a Year 2000 Readiness Disclosure pursuant to the Year 2000 Information and Readiness Disclosure Act of 1998.

   We currently know of no significant year 2000-related failures occurring in either our products or our internal systems as a result of the date change from December 31, 1999 to January 1, 2000.

   We have addressed a broad range of issues associated with the programming code in existing computer systems. The "Year 2000" problem is complex, as some computer systems have been affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 issue creates risks for us from unforeseen problems in our products, our computer systems, and from third parties on which we depend for financial and other transactions worldwide. Failure of our, and or third parties' computer systems, or Year 2000 issues in our products, could have a material adverse impact on our ability to conduct business.

   State of Readiness. We commenced a phased program to inventory, assess, remediate, test, implement, and develop contingency plans for the following three potential areas for impact:

  1) software products offered to customers;

  2) our internal hardware and software systems; and

  3) third party readiness, i.e. the Year 2000 readiness of third parties with whom we have significant business relationships.

   Costs for our efforts to address Year 2000 readiness have not been substantial and are largely absorbed within our existing engineering expenditures. To date, these costs have not been reported separately and have not been material. Our estimate of future costs is based on expectations of future events. The actual costs could differ materially from our estimates. There can be no assurance that our expectations will be accurate and substantial increases in these costs could have a material adverse effect on our business.

   Product Readiness. We classified our products into the following categories of Year 2000 readiness:

  .  ready,

  .  ready with issues,

  .  not ready, and

  .  will not be tested.

   We generally believe that the most of our newly introduced products are Year 2000 ready. Some of our older products are not Year 2000 ready or will not be tested. Where possible, we encouraged our customers to migrate to current product versions. However, despite our analysis and review, it is possible that our products may contain undetected errors or defects associated with Year 2000 date functions, that may result in material costs. Furthermore, use of our products in connection with other products, that may or may not be Year 2000 ready, including hardware, software and firmware, may result in the inaccurate exchange of date data resulting in performance issues and system failures. To the extent our products or third party products that include our products, prove not to be Year 2000 ready or in the event of disputes with customers regarding whether our products are ready, our business, results of operations and financial condition could be materially adversely affected.

   Year 2000 readiness issues may give rise to legal claims. In our license agreements with customers, we routinely disclaim all express and implied warranties for such defects and/or limit our liability for such problems. We are aware of a number of lawsuits against software vendors. Because of the unprecedented nature of this kind of litigation, we are not certain to what extent we may be affected. Legal claims against us could have a materially adverse impact on our business, financial condition or results of operations.

   Internal System Readiness. Prior to January 1, 2000, we had completed our assessment of our own internal systems for handling the Year 2000. This assessment included our own internal software as well as software and hardware supplied by third party vendors. In addition to application and information technology systems, we assessed our non-information technology systems, including embedded systems, facilities and other operations, such as our financial, banking, security and utility systems. Based on our assessments and experience since January 1, 2000, we do not believe we will incur any material costs or suffer any disruption as a result of Year 2000 issues. Nonetheless, there can be no assurance that we will not experience significant business disruptions or loss of business due to an inability to adequately address the Year 2000 issue. As a result, our business, financial condition and results of operation could be materially adversely affected.

   Material Third-Party Readiness. We communicated with our key suppliers, contract manufacturers, distributors, vendors and partners in order to determine that their operations and the products and services that they provide to us are Year 2000 ready. Where practicable, we attempted to mitigate our risks with respect to the failure of third parties to be Year 2000 ready, including developing contingency plans. However, such failures, including failures of any contingency plan, remains a possibility and could have a material adverse impact on our results of operations and financial condition.

   Contingency Plans. Although we dedicated resources towards becoming Year 2000 ready, there is no assurance that we will be successful in our efforts to identify and address all Year 2000 issues. Contingency plans were developed in certain key areas to ensure that any potential business interruptions caused by the Year 2000 issue were mitigated. Even though we have acted in a timely manner, some Year 2000 issues may not have been identified or corrected in time to prevent material adverse consequences to our business. We cannot guarantee that the contingency plan has adequately address all circumstances that may arise as a result of Year 2000 issues or that such planning will prevent circumstances that may cause a material adverse effect on the operating results or financial condition of the business.

 Risk of Natural Disasters

   Our corporate headquarters, including most of our research and development operations, are located in Northern California, a region known for seismic activity. Seismic activity, such as a major earthquake, could have a material adverse impact on our business, financial condition and operating results.

Selected Quarterly Data

   Amounts in thousands, expect per share amounts, percentages and stock prices:

                                         Three Months Ended (Unaudited)
                                  --------------------------------------------
                                  December 31, September 30, June 30,  March
                                      1999         1999        1999   31, 1999
                                  ------------ ------------- -------- --------
Net revenues....................    $ 45,474      $45,678    $ 40,239 $ 43,415
Gross profit....................      35,483       35,346      29,795   32,239
Gain (loss) on sale of real
 estate.........................     (29,677)         --          --       --
Income from patent cross license
 agreement and other............         --           --      105,065      --
Gain on long-term investment....         --         1,453         --     1,484
Other non-recurring charges.....         --           --          --     8,193
Net income (loss)...............     (37,828)      (1,419)     87,520  (25,589)
Income (loss) per share basic...       (0.64)       (0.03)       1.61    (0.54)
Income (loss) per share diluted
 ...............................       (0.64)       (0.03)       1.47    (0.54)
Shares used in computing basic
 income (loss) per share........      59,268       57,992      54,343   47,753
Shares used in computing diluted
 income (loss) per share........      59,268       57,992      59,634   47,753

                                         Three Months Ended (Unaudited)
                                  --------------------------------------------
                                  December 31, September 30, June 30,  March
                                      1998         1998        1998   31, 1998
                                  ------------ ------------- -------- --------
Net revenues....................    $ 48,140      $47,963    $ 46,523 $ 46,486
Gross profit....................      39,209       39,926      38,790   40,102
Gain (loss) on sale of real
 estate.........................       1,135          --          --       --
Income from patent cross license
 agreement and other............         --           --          --       --
Gain on long-term investment ...       1,533       15,439         --       --
Net income (loss)...............       3,499       16,405       1,884  (13,442)
Income (loss) per share--basic..        0.07         0.32        0.04    (0.27)
Income (loss) per share--
 diluted........................        0.06         0.29        0.03    (0.27)
Shares used in computing basic
 income (loss) per share........      47,987       50,509      51,166   50,863
Shares used in computing diluted
 income (loss) per share........      55,233       56,812      57,572   50,863

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risks relating to our operations result primarily from changes in interest rates and foreign exchange rates, as well as credit risk concentrations. To address the foreign exchange rate risk we enter into various hedging transactions as described below. We do not use financial instruments for trading purposes.

   Foreign Currency Risk. We transact business in various foreign countries, including Japan, Canada and certain countries within Europe and South East Asia. We have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge intercompany balances and other monitory assets denominated in foreign currencies. The goal of the hedging program is to offset the earnings impact of foreign denominated balances. We do not use foreign currency forward exchange contracts for trading purposes. At month end, the foreign denominated balances and the forward exchange contracts are marked-to-market and unrealized gains and losses are included in current period net income.

   During the year ending December 31, 1999, we have recorded net foreign exchanges losses of $0.6 million. It is uncertain that these currencies trends will continue. If these currencies trends continue, we will continue to experience foreign exchange losses on their intercompany receivables to the extent that we have not hedged the exposure with foreign currency forward exchange contracts. Such foreign exchange losses could have a materially adverse affect on our operating results and cash flows.

   The table below provides information about our derivative financial instruments, comprised of foreign currency forward exchange contracts. The information is provided in U.S. Dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates as of December 31, 1999. All instruments mature within twelve months.

                                                   December 31,
                                          Average      1999
                              Notional    Contract  Estimated
                               Amount       Rate    Fair Value
                             -----------  -------- ------------
Foreign currency forward
 exchange contracts:
  Australian Dollar......... $ 6,133,770    1.58     $231,591
  British Pound.............   1,723,763    0.62       16,340
  Canadian Dollar...........   1,524,267    1.48       34,561
  Italian Lira..............   1,132,272   1,916       (3,827)
  Hong Kong Dollar..........   5,545,951    7.78        4,280
  Dutch Guilder.............  (6,450,503)   2.18       28,296
  New Taiwan Dollar.........   2,028,076   31.70       19,703
  Others....................   2,722,817               10,570
                             -----------             --------
    Total................... $14,360,413             $341,514
                             ===========             ========

   Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our cash equivalents and short-term investments in a variety of financial instruments such as commercial paper. We, by policy, limit the amount of credit exposure to any one financial institution or commercial issuer.

   We mitigate default risk by investing in only the safe and high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in the credit rating of any investment issuer. The portfolio includes only marketable securities with active secondary and resale markets to ensure portfolio liquidity.

   We have no interest rate exposure due to rate changes for long-term debt obligations. We primarily enter into debt and capital lease obligations to financial capital expenditures. Such debt and capital lease obligations have a fixed rate of interest.

   The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations (dollar amounts in thousands).

                                2000    2001 2002 2003 2004 Thereafter  Total
                              --------  ---- ---- ---- ---- ---------- --------
                                               (In thousands)
Cash Equivalents
  Fixed rate................. $192,013    --   --   --   --       --   $192,013
  Average interest rate......     5.95%   --   --   --   --       --       5.95%
Short-term investments
  Fixed rate................. $  5,680    --   --   --   --       --   $  5,680
  Average interest rate......     0.01%   --   --   --   --       --       0.01%
Long-term debt
  Fixed rate................. $    161  $180 $200 $222 $247   $8,904   $  9,104
  Average interest rate......    10.75%   --   --   --   --       --      10.75%

   The short term investment balances are primarily invested in non-U.S. countries, principally Japan.

   Credit Risks. Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. One customer located in United States accounts for approximately 14% of total accounts receivable. No other single group or customer represents greater than 10% of total accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Our financial statements included with this Form 10-K are set forth under
Item 14 hereof.

ITEM 9. CHANGES IN AND/OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

   Set forth below is certain information regarding the current directors of Inprise.

                                                                            Director
        Name                       Position with Inprise                Age  Since
        ----                       ---------------------                --- --------
 William F. Miller.. Chairman of the Board of the Company                74   1996
 Dale Fuller........ Director, Interim President, and Chief Executive
                       Officer                                           41   1999
 David Heller....... Director                                            55   1984
 William Hooper..... Director                                            44   1999

   William F. Miller. Mr. Miller is the Herbert Hoover Professor Emeritus, Graduate School of Business, Stanford University and President Emeritus of SRI International. He is also Professor Emeritus of Computer Science, School of Engineering, Stanford University. In 1990, Dr. Miller retired after 11 years as President and CEO of SRI International. Until recently, he served on the board of directors of Wells Fargo Bank and Co.; Varian Associates; Pacific Gas and Electric Company; First Interstate Bancorp; and Fireman's Fund Insurance Company. Mr. Miller currently serves on the board of a public company, Women.com, as well as on the boards for the following private companies:
Sentius Corporation, X Peed Inc. and Data Digest Inc. Mr. Miller also serves on the board for a non-profit company, Commerce Net.

   Dale Fuller. Mr. Fuller joined Inprise in April 1999 as Interim President and Chief Executive Officer. Prior to joining Inprise, Mr. Fuller was a private investor from 1998 to 1999. From 1996 to 1998 Mr. Fuller served as Chief Executive Officer at WhoWhere?, a leading Internet site. From 1995 to 1996 Mr. Fuller served as General Manager and Vice President of the PowerBooks Division at Apple Computer, a personal computer manufacturer. Prior to joining Apple Computer, Mr. Fuller served as General Manager and Vice President of the Portables Division at NEC, a personal computer manufacturer, from 1993 to 1995.

   David Heller. Mr. Heller is a founder, and has served as a director and the President since 1982 of Pacific Technology Capital Corporation, a corporate finance advisory firm. Mr Heller also serves as a director of America West Golf Manufacturing, Inc., a golf club manufacturing company and Intelliseek Corporation, an Internet software company.

   William Hooper. Mr. Hooper has been the President of Woodside Hotels and Resorts Group Services Corporation, Monterey Plaza Hotel Corporation, Hillsdale Park Hotel Corporation, and Monterey Hotel Peninsula Hotel Corporation since 1994 to the present. Mr. Hooper also serves on the board of directors for several non-profit organizations.

Executive Officers

   The following sets forth certain information regarding the current executive officers of Inprise.

               Name                        Position with Inprise             Age
               ----                        ---------------------             ---
   Dale Fuller (1)............. Interim President and Chief Executive
                                  Officer                                     41
   Frederick A. Ball........... Chief Financial Officer                       37
   Hobart McK. Birmingham (2).. Chief Administrative Officer                  55
   JoAnne M. Butler............ Vice President, General Counsel and
                                  Secretary                                   45
   John Walshe (3)............. Chief Operating Officer                       46

--------
(1) Mr. Fuller's biographical information is provided above as a Director.
(2) Mr. Birmingham resigned as an Executive Officer as of March 17, 2000.
(3) Mr. Walshe's consulting relationship with the Company expired on March 31, 2000.

   Frederick A. Ball. Mr. Ball joined Inprise in September 1999 as Chief Financial Officer. Prior to joining Inprise, Mr Ball served as the Vice President of Mergers and Acquisitions for KLA-Tencor Corporation, the world's leading supplier of process control and yield management solutions for the semiconductor industry. Prior to his position in the M&A department at KLA-Tencor, Mr. Ball was the Vice President of Finance for KLA-Tencor following the merger with Tencor Instruments in 1997. Mr. Ball joined Tencor Instruments as corporate controller in March 1995 and was promoted to Corporate Vice President and appointed Corporate Secretary in January of 1996.

   Hobart McK. Birmingham. Mr. Birmingham joined Inprise in February 1997, and was appointed Chief Administrative Officer in April 1999. From February 1997 to April 1999, Mr. Birmingham served as Vice President and General Counsel, and from March 1997 to April 1999 as Secretary. From 1995 to 1997, Mr. Birmingham served as Senior Director and Associate General Counsel at Apple Computer, a personal computer manufacturer. From 1988 to 1995, Mr. Birmingham was a partner with the law firm of Graham & James.

   JoAnne M. Butler. Ms. Butler joined Inprise in February 1992, and was appointed Vice President, General Counsel and Secretary in April 1999. Ms. Butler served as Corporate Counsel from 1997 to 1999, and Associate Corporate Counsel from 1993 to 1997.

   John Walshe. Mr. Walshe joined Inprise in October 1999 as an interim Chief Operating Officer pursuant to a consulting agreement with 54th Street Partners, a limited liability company of which Mr. Walshe is a member. Mr. Walshe has gained experience from positions with Manufacturer's Services Limited, Computer Science Corporation and Digital Equipment Corporation. His most recent position was as Vice President--Customer Program Management with Manufacturers' Services Limited.

 Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and the Nasdaq National Market. Directors, executive officers, and greater than ten percent holders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

   Based solely on our review of the copies of such forms received or written representations from certain reporting persons, we believe that, during the year ended December 31, 1999, all filing requirements under Section 16(a) applicable to our directors and executive officers were met.

ITEM 11. EXECUTIVE COMPENSATION

   The following table shows information about the compensation received by our Chief Executive Officer and the four other most highly compensated executive officers of Inprise during the fiscal year ended December 31, 1999. The table also includes Delbert Yocam, who served as our Chief Executive Officer until March 31, 1999, and John Floisand and James Weil, who served as executive officers until October 29, 1999 and August 19, 1999, respectively. As used herein, the term "Named Executive Officers" means all persons identified in the Summary Compensation Table.

                           Summary Compensation Table

                                                                            Long-term
                                                                           Compensation
                                      Annual Compensation                     Awards
                              -----------------------------------------    ------------
                                                                            Securities
                                                           Other Annual     Underlying      All Other
 Name and Principal Position  Year   Salary    Bonus       Compensation     Options(#)     Compensation
 ---------------------------  ----   ------- ---------     ------------    ------------    ------------
Dale Fuller(1)............... 1999         1       --             849(2)    1,000,000             --
 Interim Chief Executive      1998       --        --             --              --              --
 Officer and President        1997*      --        --             --              --              --
                              1996**     --        --             --              --              --

Frederick A. Ball(3)......... 1999    80,769    67,000            --          500,000             108(4)
 Chief Financial Officer      1998       --        --             --              --              --
                              1997*      --        --             --              --              --
                              1996**     --        --             --              --              --

Hobart McK. Birmingham(5).... 1999   231,963   250,000         18,000(6)          --            6,266(7, 8)
 Chief Administrative         1998   219,653    53,672         18,250(9)      140,000(10)       3,575(11)
 Officer                      1997*  146,154    57,000         15,506(9)      140,000           1,425(11)
                              1996**  21,923       --             --          175,000             --

JoAnne M. Butler............. 1999   172,788   102,000            --          176,500           3,250(12, 13)
 Vice President, General      1998   118,442    14,850            --           19,000(10)       3,510(14, 15)
 Counsel and Secretary        1997*   81,250    20,000            --            7,000           1,449(16, 17)
                              1996**  70,000    10,000            960(18)                         184(19)

John Walshe(20).............. 1999   100,000       --             --              --              --
 Chief Operating Officer      1998       --        --             --              --              --
                              1997*      --        --             --              --              --
                              1996**     --        --             --              --              --

John Floisand(21)............ 1999   253,126   200,000          6,092(22)         --          295,557(23, 24, 25)
 Former Senior Vice President 1998   274,711    79,372          7,199(22)     420,000(10)       4,368(11)
 of Worldwide Sales           1997*  181,506   275,000(26)      5,261(22)     420,000           1,250(11)
                              1996**     --        --             --              --              --

James Weil(21)............... 1999   178,977   185,120            --          420,000       2,075,804(27, 28, 29, 30)
 Former President,            1998   100,000   520,570            --              --            5,518(31, 32)
 Inprise Division             1997*  326,755   121,800            --              --            3,099(33, 34)
                              1996** 114,840   121,800            366(35)         --              768(36)

Delbert Yocam(21)............ 1999   419,692   105,000          1,191(37)         --            5,250(38, 39)
 Former Chairman of the Board 1998   399,538   247,600         14,759(40)   1,100,000(10)       4,311(11)
 and Former Chief Executive   1997*  276,923   240,000         55,333(41)     580,000           2,077(11)
 Officer                      1996** 110,769 3,864,184(42)  3,849,908(43)   1,100,000             --

--------
 *  Represents the nine-month period ended December 31, 1997.

**  Represents the fiscal year ended March 31, 1997.

 (1) Mr. Fuller's employment began April 9, 1999. The amounts shown were paid to him between April 9, 1999 and December 31, 1999.

 (2) Consists of medical care premiums.

 (3) Mr. Ball's employment began September 28, 1999. The amounts shown were paid to him between September 28, 1999 and December 31, 1999.

 (4) Consists of group term life insurance premiums paid by Inprise.

 (5) Mr. Birmingham resigned as an executive officer on March 17, 2000. See "Employment Contracts, Termination of Employment and Change in Control Arrangements."

 (6) Consists of a housing allowance.

 (7) Includes group term life insurance premiums paid by Inprise in the amount of $2,832.

 (8) Includes employer matching contributions to the 401(k) Plan in the amount of $3,434.

 (9) Consists of housing allowance and relocation expenses.

(10) Includes options amended on August 17, 1998 to reduce the exercise price to $6.50, the market closing price on such date.

(11) Consists of employer matching contributions to the 401(k) Plan.

(12) Includes group term life insurance premiums paid by Inprise in the amount of $697.

(13) Includes employer matching contributions to the 401(k) Plan in the amount of $2,553.

(14) Includes group term life insurance premiums paid by Inprise in the amount of $384.

(15) Includes employer matching contributions to the 401(k) Plan in the amount of $3,126.

(16) Includes group term life insurance premiums paid by Inprise in the amount of $230.

(17) Includes employer matching contributions to the 401(k) Plan in the amount of $1,219.

(18) Consists of insurance premiums paid by Inprise.

(19) Consists of group term life insurance premiums paid by Inprise.

(20) Mr. Walshe's employment began on October 28, 1999. The amounts shown were paid to 54th Street Partners, LLC between October 28, 1999 and December 31, 1999. Mr. Walshe's consulting relationship with the Company expired on March 31, 2000.

(21) Individual is a former executive officer of Inprise. See "Employment Contracts, Termination of Employment and Change in Control Arrangements." Mr. Floisand left the Company on October 29, 1999. The amounts shown were paid to him between January 1, 1999 and October 29, 1999. Mr. Weil left the Company on August 19, 1999. The amounts shown were paid to him between January 1, 1999 and August 19, 1999. Mr. Yocam left the Company on March 31, 1999. The amounts shown were paid to him between January 1, 1999 and March 31, 1999.

(22) Consists of a car allowance.

(23) Includes group term life insurance premiums paid by Inprise in the amount of $2,316.

(24) Includes employer matching contributions to the 401(k) Plan in the amount of $3,241.

(25) Includes a severance payment of $290,000.

(26) Includes a one time signing bonus of $200,000.

(27) Includes group term life insurance premiums paid by Inprise in the amount of $1,004.

(28) Includes employer matching contributions to the 401(k) Plan in the amount of $4,800.

(29) Includes a severance payment of $362,500.

(30) Includes the payment to Mr. Weil of $1,707,500 in consideration for forfeiture of stock options for the former InterBase subsidiary as described in Item 13. Certain Relationships and Related Transactions.

(31) Includes group term life insurance premiums paid by Inprise in the amount of $864.

(32) Includes employer matching contributions to the 401(k) Plan in the amount of $4,654.

(33) Includes group term life insurance premiums paid by Inprise in the amount of $1,224.

(34) Includes employer matching contributions to the 401(k) Plan in the amount of $1,875.

(35) Consists of insurance premiums paid by Inprise.

(36) Consists of group term life insurance premiums paid by Inprise.

(37) Consists of insurance premiums paid by Inprise.

(38) Includes group term life insurance premiums paid by Inprise in the amount of $2,832.

(39) Includes employer matching contributions to the 401(k) Plan in the amount of $2,418.

(40) Consists of a car allowance.

(41) Consists of relocation expenses.

(42) Includes a $3,744,184 one time sign-on bonus.

(43) Includes a $3,827,364 payment for the purchase of a residence.

Stock Option Grants In The Year Ended December 31, 1999 To The Named Executive Officers

   The following table shows individual grants made during the calendar year ended December 31, 1999 to the Named Executive Officers, and hypothetical gains for the options at the end of their respective ten (10) year terms. We have assumed annualized growth rates of the market price of our Common Stock over the exercise price of the option of five percent (5%) and ten percent (10%), running from the date the option was granted to the end of the option term. Actual gains, if any, on option exercises depend on the future performance of Inprise's Common Stock and overall market conditions and do not represent an estimate of future stock price growth.

                                                   Individual Grants(1)
                         ----------------------------------------------------------------------------
                                       Percentage of                      Potential Realizable Value
                         Number of         Total      Exercise            at Assumed Annual Rates of
                         Securities     Options/SARs  or Base              Stock Price Appreciation
                         Underlying      Granted to    Price                    for Option Term
                          Options       Employees in    per    Expiration ---------------------------
          Name           Granted(2)    Fiscal Year(3)  share    Date(4)        5%            10%
          ----           ----------    -------------- -------- ---------- ------------- -------------
Dale Fuller............. 1,000,000(5)       21.6      $3.6250   04/09/09  $   2,279,743 $   5,777,316
Frederick A. Ball.......   500,000(6)       10.8      $4.0313   09/23/09  $   1,267,631 $   3,212,427
JoAnne M. Butler........   176,500(6)        3.8      $4.1250   04/27/09  $     457,875 $   1,160,344
James Weil..............   420,000(7)        9.1      $6.2500   01/27/09              0             0

--------
(1) We did not grant any stock appreciation rights during the year ended December 31, 1999.

(2) Our option plans are currently administered by the Organization and Compensation Committee of the Board of Directors. The Organization and Compensation Committee determines the eligibility of employees and consultants and the number of shares to be granted, and the terms of such grants. All options granted during the year ended December 31, 1999 have an exercise price equal to the fair market value on the date of grant. Options generally vest 25% one year from the date of grant and ratably over the remaining three years on a monthly basis. Certain options have been granted that vest daily or monthly over a specified vesting period from the date of grant. Options expire at the earlier of either three months after termination of employment or ten years after the date of grant.

(3) We granted options to purchase an aggregate of 4,623,082 shares to all employees and consultants for the year ended December 31, 1999.

(4) Options may terminate before their expiration date upon the termination of optionee's status as an employee or consultant or upon the optionee's death of disability.

(5) Pursuant to Mr. Fuller's Employment Agreement dated April 9, 1999, Mr. Fuller was granted the option to purchase 1,000,000 shares of common stock. The option vested ratably on a monthly basis over the six-month term of the Agreement, and is now fully vested at the present time. The options are exercisable for twenty-four (24) months following termination of his employment.

(6) Upon a change in control of Inprise, the vesting of all options will be accelerated and shall be exercisable in full.

(7) Individual is a former executive officer of Inprise. See "Employment Contracts, Termination of Employment and Change in Control Arrangements." The remaining 236,250 options were cancelled on November 19, 1999.

Aggregated Option Exercises During the Year Ended December 31, 1999 and Year End Option Values

   The following table shows all stock options exercised by the Named Executive Officers for the calendar year ended December 31, 1999. The "Value Realized" column reflects the difference between the market value of the underlying securities and the exercise price of the options on the actual exercise date. The "Value of Unexercised In-The-Money Options" column reflects the difference between the market value at the end of the calendar year and the exercise price of in-the-money options.

                                                   Number of Securities      Value of Unexercised
                           Shares                 Underlying Unexercised         In-The-Money
                          Acquired      Value       Options at Year End    Options/SARs at FY End(1)
          Name           On Exercise Realized(1) Exercisable/Unexercisable Exercisable/Unexercisable
          ----           ----------- ----------- ------------------------- -------------------------
Dale Fuller.............   200,000   $2,015,000      800,000 /   --         $5,950,000 /     --
Frederick A. Ball.......       --           --        31,250 / 468,750      $  219,725 / $3,295,875
Hobart McK.
 Birmingham(2)..........    99,055   $1,089,110      123,130 /  92,815      $  576,920 / $  430,204
JoAnne M. Butler........    15,000   $  181,653       24,408 / 155,921      $  189,900 / $1,060,728
John Walshe(3)..........       --           --         --    /   --             --     /     --
John Floisand(4)........   268,601   $1,763,094        --    /   --             --     /     --
James Weil(4)...........   183,750   $  226,841        --    /   --             --     /     --
Delbert Yocam(4)........   180,000   $   30,562        --    /   --             --     /     --

--------
(1) Market value of underlying securities at exercise date or fiscal year end is based on the closing price of common stock on December 31, 1999 on the Nasdaq National Market of $11.0625, minus the exercise price.

(2) Mr. Birmingham resigned as an Executive Officer on March 17, 2000.

(3) Mr. Walshe's consulting relationship with the Company expired on March 31, 2000.

(4) Individual is a former executive officer of Inprise. See "Employment Contracts, Termination of Employment and Change in Control Arrangements." Mr. Yocam left the Company on March 31, 1999. Mr. Floisand left the Company on October 29, 1999. Mr. Weil left the Company on August 19, 1999.

Compensation of Directors

   Inprise paid fees to each non-employee director for his services during 1999. Fees paid include an annual retainer of $24,000 ($48,000 for the Chairman of the Board), plus $1,000 and expenses for attendance at each meeting of the Board of Directors and for each meeting of a Committee of the Board on which they serve.

   Each non-employee director receives an option to purchase 30,000 shares common stock as of the date an individual becomes a non-employee director. Upon election as Chairman, an additional option to purchase 30,000 shares of common stock is granted to the Chairman. In addition, at every annual meeting of the stockholders each then-serving non-employee director receives an option to purchase 7,500 shares of common stock. All options have a ten-year term and an exercise price equal to 100% of the fair market value of the underlying stock on the date of grant. The options may not be exercised until the non-employee director has served as a member of the Board of Directors for one year from the date the option is granted.

Employment Contracts, Termination of Employment and Change in Control
Arrangements

   Employment Contracts. Inprise is a party to an employment agreement with Dale Fuller, dated April 9, 1999, pursuant to which Mr. Fuller serves as Interim President and Chief Executive Officer of Inprise. The employment agreement was for a six month term which expired on October 9, 1999. For his services during the term, Mr. Fuller was paid the sum of one dollar and was entitled to benefits generally provided to other Inprise executives. Pursuant to the employment agreement, Mr. Fuller was also granted an option to purchase 1,000,000 shares of Inprise common stock at an exercise price of $3.625 per share under the Inprise Corporation Dale Fuller Individual Stock Option Plan. The option vested ratably on a monthly basis over the six-month term of the agreement, and is now fully vested. The option is exercisable for a period of twenty-four months following a termination of Mr. Fuller's employment.

   The employment agreement also provides for Mr. Fuller to be paid a "gross-up" payment if any benefit or payment to be received by Mr. Fuller under the employment agreement is subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"). The gross-up payment will offset fully the effect of any excise tax imposed on any "excess parachute payment" Mr. Fuller may receive. In general, Section 4999 of the Code imposes an excise tax on the recipient of any excess parachute payment equal to 20% of such payment. However, the Code provides a "safe harbor" from the excise tax if an employee does not receive parachute payments with a value in excess of 2.99 times the employee's base amount. An employee's base amount is the average taxable compensation received by the employee from his employer over the five taxable years preceding the year in which the change in control occurs. A parachute payment is any payment or benefit which is contingent on a change in control. A gross-up payment will be payable to Mr. Fuller if he receives parachute payments with a value in excess of his safe harbor.

   The term of Mr. Fuller's employment agreement expired on October 9, 1999. Subsequent to such expiration date, Inprise and Mr. Fuller entered into an agreement which extended the term of Mr. Fuller's employment agreement and provided for certain payments to him upon engagement by Inprise of a successor Chief Executive Officer or in the event of a change in control of Inprise. Thereafter, at Mr. Fuller's request, such extension agreement was terminated, and is no longer of any force or effect. Mr. Fuller has not received, and will not receive, any payments thereunder.

   Inprise is a party to an employment agreement with Frederick A. Ball, dated September 16, 1999, pursuant to which Mr. Ball serves as the Vice President and Chief Financial Officer of Inprise at a salary of $300,000 per year. The employment agreement provides that Mr. Ball is eligible for an annual bonus of $100,000. Pursuant to the employment agreement, Mr. Ball was granted an option to purchase of 500,000 shares of Inprise common stock at an exercise price of $4.0313 per share under Inprise's 1997 Stock Option Plan. The agreement provides that all of the options granted to Mr. Ball under the agreement, to the extent not already vested and exercisable, shall become vested and exercisable upon a change in control (e.g., upon the consummation of the merger with Corel). The employment agreement also entitles Mr. Ball to a severance payment in an amount equal to twelve months of his base salary if his employment is terminated by Inprise without cause or upon a constructive termination of his employment.

   Inprise is a party to an employment agreement with JoAnne M. Butler, dated July 29, 1999, pursuant to which Ms. Butler serves as Vice President and General Counsel of Inprise at a salary of $190,000 per year. The employment agreement provides that Ms. Butler is eligible for an annual bonus based on an annual target bonus of $76,000. Pursuant to the employment agreement, Ms. Butler was granted an option to purchase 176,500 shares of Inprise common stock at an exercise price of $4.125 per share under Inprise's 1997 Stock Option Plan. The agreement provides that all of the options granted to Ms. Butler under the agreement, to the extent not already vested and exercisable, shall become vested and exercisable upon a change in control (e.g., upon the consummation of the merger with Corel). The employment agreement also entitles Ms. Butler to a severance payment in an amount equal to twelve months of her base salary if her employment is terminated by Inprise without cause or upon a constructive termination of her employment.

   Inprise is a party to a consulting agreement with 54th Street Partners, LLC, pursuant to which Mr. Walshe provided his services to Inprise. Mr. Walshe is a partner in 54th Street Partners. The consulting agreement also provides for 54th Street Partners to provide the services of five other individuals in respect of sales, customer service, professional services, human resources and technical support. In return for providing Mr. Walshe's services, 54th Street Partners was entitled to a monthly fee of $50,000. 54th Street Partners is entitled to receive an aggregate monthly fee of $119,000 in respect of the services rendered by the individuals who currently provide services under the consulting agreement. 54th Street Partners is also entitled to a performance bonus that is dependent on the price of Inprise common stock. The maximum performance bonus may not exceed $500,000. The consulting agreement provides customary indemnity provisions for both 54th Street Partners and the individuals placed with Inprise. Mr. Walshe's service under the consulting agreement expired on March 31, 2000.

   Termination of Employment. Inprise is a party to resignation agreement with Hobart McK. Birmingham, which was effective as of March 17, 2000. Pursuant to this agreement, Mr. Birmingham resigned as an executive officer of Inprise, and will resign from his employment with Inprise effective upon consummation of the merger with Corel. If the merger is terminated, his employment will terminate, but not prior to June 30, 2000. In no event will his employment continue beyond March 17, 2001.

   During the period from March 17, 2000 until June 30, 2000, or until the date he resigns from employment, if such resignation occurs prior to June 30, 2000, Mr. Birmingham will be paid the sum of $50,000 and will continue to be provided with fringe benefits and the use of an office. After March 17, 2000, Mr. Birmingham will have no specific duties or responsibilities at Inprise, except as mutually agreed to with Inprise. If Mr. Birmingham provides any services to Inprise after March 17, 2000, other than services related to the sale of Inprise's corporate headquarters or to the transition of his duties and responsibilities to other Inprise employees, he will be paid $1,000 per day plus reimbursement for reasonable out-of-pocket expenses.

   In lieu of any severance pay or benefits that he would otherwise be entitled to, on March 17, 2000, Mr. Birmingham received a lump sum severance payment in the amount of $332,000. Notwithstanding the foregoing, Mr. Birmingham will be entitled to continued vesting of his Inprise stock options during the period, if any such period occurs, between June 30, 2000 and the date on which he resigns, and if the consummation of the merger with Corel occurs on or before March 17, 2001, any unvested Inprise stock options that Mr. Birmingham holds will become vested and exercisable pursuant to Mr. Birmingham's change in control agreement. Mr. Birmingham will continue to be bound by the provisions of any proprietary rights or confidentiality agreements with Inprise and has executed a general release of claims in favor of Inprise and has received a similar release from Inprise.

   Delbert Yocam, our former Chief Executive Officer, resigned from his employment with Inprise on March 31, 1999, and resigned as Chairman of the Board on April 12, 1999. Pursuant to the provisions of his employment agreement, Mr. Yocam is entitled to receive, among other things, continued salary payments, plus bonus payments up to 50% of his annual salary through December 31, 2000.

   John Floisand is the former Senior Vice President of Worldwide Sales. Mr. Floisand's employment with Inprise terminated on October 29, 1999, and as a result Mr. Floisand received a severance payment equal to twelve months of his base salary.

   James Weil is the former President of the Inprise Division and the former President of the former InterBase Software subsidiary. Mr. Weil resigned from his employment with Inprise on August 19, 1999, and as a result Mr. Weil received a severance payment equal to fifteen months of his base salary. In addition, Inprise agreed to accelerate the vesting of certain stock options granted to Mr. Weil. As a result of the option acceleration, all stock options granted to him by Inprise that would have vested by November 19, 2000 became vested as of May 19, 1999.

   Change in Control Arrangements. Dale Fuller, JoAnne Butler and Hobart McK. Birmingham are each a party to a change in control agreement with Inprise. Mr. Fuller and Ms. Butler entered into their respective change in control agreements when they became executive officers. Mr. Birmingham entered into his change in control agreement shortly after the Inprise Board approved the form of the agreement in April 1998. Mr. Birmingham's agreement was subsequently amended in certain respects by his resignation agreement. Mr. Fuller's agreement and Ms. Butler's agreement provide severance benefits in the event Mr. Fuller or

Ms. Butler, as the case may be, are "involuntarily terminated" within one year following a change in control of Inprise. An involuntary termination of employment includes a termination of an executive officer's employment by Inprise without cause or a constructive termination of an executive officer's employment. The merger with Corel will constitute a change in control of Inprise.

   Upon a qualifying involuntary termination of employment after the merger with Corel, each change in control agreement, other than Mr. Birmingham's agreement, provides that the executive officer will be entitled to receive severance pay from Inprise in a lump sum amount equal to the executive officer's annual base salary in effect at the time of the termination. In addition, other than in respect of Mr. Birmingham, Inprise must continue an executive officer's existing health insurance coverage, or reimburse an executive officer for COBRA premiums paid by the executive officer if health coverage continuation is not permitted by law. The health coverage benefit will continue until the earlier of (i) the expiration of twelve months from the date of the termination of the executive officer's employment or (ii) the date on which the executive officer commences new employment. The change in control agreements provide that, during the two year period following a qualifying involuntary termination of employment, Inprise shall retain a terminated executive officer as a consultant to provide services to Inprise at Inprise's request for up to eight hours per week. For actually providing services, an executive officer will be entitled to a payment of $1,000 per day and reasonable out-of-pocket expenses.

   Each change in control agreement further provides that if any payment or benefit to be received by an executive officer pursuant to the agreement or otherwise would result in an "excess parachute payment," such payment or benefit shall be reduced if the executive officer's after tax position is improved by the reduction. Each change in control agreement also provides that unvested stock options to purchase shares of Inprise stock held by an executive officer will vest and become exercisable upon a change in control of Inprise (e.g., upon the consummation of the merger with Corel).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth information, as of February 29, 2000, with respect to the beneficial ownership of common stock by (i) each stockholder known to us to be the beneficial owner of more than five percent (5%) of common stock; (ii) each current director; (iii) each executive officer named in the Summary Compensation Table; and (iv) all current executive officers and directors as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. Except as indicated in the footnotes to this table, the percentage of ownership has been calculated based on the number of outstanding shares of common stock as of February 29, 2000.

                                                          Amount and
                                                          Nature of
                                                          Beneficial Percentage
Name                                                      Ownership   of Class
----                                                      ---------- ----------
5% Stockholders:
  Corel Corporation(1)................................... 12,000,000   19.70%
  Merrill Lynch & Co., Inc.(2)...........................  4,621,300    7.98%

Named Executive Officers and Directors:
  Dale Fuller(3).........................................    800,000    1.31%
  David Heller(4)........................................    212,500       *
  William K. Hooper......................................        --        *
  William F. Miller, Jr.(5)..............................    120,000       *
  Frederick A. Ball(6)...................................     72,916       *
  Hobart McK. Birmingham(7)..............................    151,640       *
  JoAnne M. Butler(8)....................................     42,428       *
  John Walshe............................................        --        *
  John Floisand(9).......................................        --        *
  James Weil(9)..........................................        --        *
  Delbert Yocam(9).......................................        --        *
  All current directors and executive officers as a group
   (8 persons)...........................................  1,399,484    2.29%

--------
*  Less than 1%.
(1) Information is based on a Schedule 13D filed by Corel on February 18, 2000. Pursuant to a stock option agreement entered into between Inprise and Corel on February 6, 2000 (the "Corel Option Agreement"), Corel was granted by Inprise an irrevocable option to purchase up to 12,000,000 shares of common stock, subject to adjustments, at a purchase price per share equal to $14.94 per share. Corel expressly disclaims beneficial ownership of all such shares. The option is not currently exercisable and may only be exercised under certain circumstances described in the Corel Option Agreement. The address of Corel Corporation is 1600 Carling Avenue, Ottawa, Ontario, Canada K1Z 8R7.
(2) Information is based on a Schedule 13G/A filed on February 7, 2000. Number of shares which may be deemed beneficially owned includes shares held by various fund related to or managed by Merrill Lynch & Co., Inc. The address of Merrill Lynch & Co., Inc. is World Financial Center, North Tower, 250 Vesey Street, New York, New York 10281.
(3) Represents options exercisable within 60 days of February 29, 2000 to acquire 800,000 shares.
(4) Represents options exercisable within 60 days of February 29, 2000 to acquire 212,500 shares.
(5) Represents options exercisable within 60 days of February 29, 2000 to acquire 120,000 shares.
(6) Represents options exercisable within 60 days of February 29, 2000 to acquire 72,916 shares.
(7) Includes options exercisable within 60 days of February 29, 2000 to acquire 150,503 shares.
(8) Includes option exercisable within 60 days of February 29, 2000 to acquire 40,286 shares.
(9) Individual is a former executive officer of Inprise. See "Employment Contracts, Termination of Employment and Change in Control Arrangements." Mr. Yocam left the Company on March 31, 1999. Mr. Floisand left the Company on October 29, 1999. Mr. Weil left the Company on August 19, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   On December 17, 1999, Inprise made a minority equity investment in TurboLinux, Inc., a company that focuses on Linux software and services. Dale Fuller, the Interim President and Chief Executive Officer, also invested personal funds in TurboLinux, Inc.

   On March 31, 1999, James Weil, formerly the President of the Inprise division and formerly the President of the former InterBase Software subsidiary, agreed to forfeit options to acquire 2,500,000 shares of InterBase common stock exercisable at $0.075 per share. In consideration for the forfeiture of such options, Mr. Weil was paid $0.683 for each outstanding option ($1,707,500 in the aggregate).

   The Company intends to enter into a consulting agreement with former Director, Harry Saal. The terms and conditions of the agreement have not yet been finalized.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

   Upon written request, Inprise will provide, without charge, a copy of our annual report on Form 10-K, including the consolidated financial statements, financial statement schedules and any exhibits for our most recent fiscal year. All requests should be sent to:

       Inprise Corporation
       100 Enterprise Way,
       Scotts Valley, California 95066-3249
       (831) 431-1000
       Attention: Investor Relations

    (a) The following documents are filed as part of this report:

 1.Consolidated Financial Statements

  Report of Independent Accountants for Inprise Corporation

  Consolidated Balance Sheets at December 31, 1999 and December 31, 1998

  Consolidated Statements of Operations for the Years ended December 31, 1999, and December 31, 1998, and the Nine Months ended December 31, 1997

  Consolidated Statements of Comprehensive Income for the Years ended December 31, 1999, and December 31, 1998, and the Nine Months ended December 31, 1997

  Consolidated Statements of Stockholders' Equity for the Years ended December 31, 1999, December 31, 1998, and the Nine Months ended December 31, 1997

  Consolidated Statements of Cash Flows for the Years ended December 31, 1999, and December 31, 1998, and the Nine Months ended December 31, 1997

  Notes to Consolidated Financial Statements

 2.Consolidated Financial Statement Schedule

  Schedule II--Valuation and Qualifying Accounts

  All other schedules are omitted because they are either not required, not applicable or the required information is otherwise included.

 3.Exhibits

   The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

 Exhibit
 Number  Description
 ------- -----------
 2.1     Agreement and Plan of Merger among Borland International, Inc., Aspen
         Acquisition Corporation and Open Environment Corporation dated May 11,
         1996 (previously filed as an exhibit to Registrant's Registration
         Statement on Form S-4 filed with the Commission on October 11, 1996 and incorporated herein by reference).

 2.2     Agreement and Plan of Merger among Borland International, Inc., Vixen
         Acquisition Corporation and Visigenic Software, Inc. dated as of
         November 17, 1997 (previously filed as an exhibit to Registrant's
         Current Report on Form 8-K filed with the Commission on November 21,
         1997 and incorporated herein by reference.)

 Exhibit
 Number  Description
 ------- -----------
  2.3    Merger Agreement, dated as of February 6, 2000, by and among Corel
         Corporation, Carleton Acquisition Co., and Inprise Corporation
         (previously filed as an Exhibit to Registrant's Current Report on
         Form 8-K on Inprise Corporation which was filed with the Commission on
         February 10, 2000 and incorporated herein by reference).

  3.1    Restated Certificate of Incorporation of Inprise Corporation
         (previously filed with the Commission on August 13, 1998 as an exhibit to Registrant's Registration Statement on Form S-8 and incorporated herein by reference).

  3.2    Amended By-laws of Inprise Corporation (previously filed with the
         Commission on August 13, 1998 as an exhibit to Registrant's
         Registration Statement on Form S-8 and incorporated herein by reference).

  4.1    Rights Agreement, dated as of December 20, 1991, between Inprise
         Corporation and ChaseMellon Shareholder Services, L.L.C., as successor to Manufacturers Hanover Trust Company of California (previously filed with the Commission on December 23, 1991, as an exhibit to Registrant's Registration Statement on Form 8A and incorporated herein by reference).

  4.2    Amendment to Rights Agreement, dated as of February 6, 2000, between
         Inprise Corporation and ChaseMellon Shareholder Services, L.L.C., as successor to Manufacturers Hanover Trust Company of California
         (previously filed with the Commission on February 11, 2000 as an exhibit to Registrant's Registration Statement on Form 8A/A and incorporated herein by reference).

  4.3 Certificate of Designation for Series B Preferred Stock (previously filed with the Commission on July 14, 1997 as an exhibit to Registrant's Current Report on Form 8-K and incorporated herein by reference).

  4.4    Certificate of Designation of Series C Convertible Preferred Stock for
         Inprise Corporation, dated June 7, 1999 (previously filed with the
         Commission on July 6, 1999 as an exhibit to Registrant's Current
         Report on Form 8-K and incorporated herein by reference).

  4.5    Certificate of Correction Filed to Correct a Certain Error in the
         Certificate of Designation of Series C Convertible Preferred Stock of
         Inprise Corporation filed in the Office of the Secretary of State of Delaware on June 8, 1999, dated June 9, 1999 (previously filed with the Commission on July 6, 1999 as an exhibit to Registrant's Current
         Report on Form 8-K and incorporated herein by reference).

 10.1    Loan commitment secured by a mortgage entered into with Sanwa Bank
         California, Wells Fargo Bank, and Pacific Trust Fund Company dated
         September 17, 1987 and amendment thereto dated April 27, 1988
         (previously filed as an exhibit to Registrant's Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on December 12, 1989 and incorporated herein by reference.)

 10.2    Form of Convertible Securities Subscription Agreement for Series B
         Preferred Stock (previously filed as an exhibit to Registrant's
         Current Report on Form 8-K filed with the Commission on July 14, 1997 and incorporated herein by reference).

 10.3    Form of Registration Rights Agreement for Series B Preferred Stock
         (previously filed as an exhibit to Registrant's Current Report on Form
         8-K filed with the Commission on July 14, 1997 and incorporated herein by reference).

 10.4    (intentionally omitted)

 10.5    Preferred Stock Purchase Agreement between Inprise Corporation and
         Microsoft Corporation, dated June 7, 1999 (previously filed with the
         Commission on July 6, 1999 as an exhibit to Registrant's Current
         Report on Form 8-K and incorporated herein by reference).

 10.6    Investor Rights Agreement between Inprise Corporation and Microsoft
         Corporation, dated June 7, 1999 (previously filed with the Commission on July 6, 1999 as an exhibit to Registrant's Current Report on Form
         8-K and incorporated herein by reference).

 Exhibit
 Number  Description
 ------- -----------
 10.7    Form of Indemnity Agreement.*

 10.8 Employment Agreement with Delbert W. Yocam, as amended (previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended March 31, 1997 and incorporated herein by reference).

 10.9    Third Addendum to Employment Agreement with Delbert W. Yocam
         (previously filed as an exhibit to Registrant's Quarterly Report for the fiscal quarter ended September 30, 1997 filed with the Commission on November 14, 1997 and incorporated herein by reference).

 10.10   1990 Employee Stock Purchase Plan (previously filed as an exhibit to
         Registrant's Annual Report an Form 10-K for the year ended March 31,
         1993 filed with the Commission on July 2, 1993 and incorporated herein by reference).

 10.11 Non-Employee Directors' Stock Option Plan (previously filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Commission on December 27, 1991 and incorporated herein by reference).

 10.12   1992 Stock Option Plan (previously filed as an exhibit to Registrant's
         Registration Statement on Form S-8 filed with the Commission on July
         4, 1992 and incorporated herein by reference).

 10.13   1993 Stock Option Plan (previously filed as an exhibit to Registrant's
         Registration Statement on Form S-8 filed with the Commission on March
         11, 1993 and incorporated herein by reference).

 10.14   1997 Stock Option Plan (previously filed as an exhibit to Registrant's
         Registration Statement on Form S-8 (filed with the Commission on
         December 19, 1997 and incorporated herein by reference).

 10.15   1997 Employee Stock Purchase Plan (previously filed as an exhibit to
         Registrant's Annual Report on Form 10-K for the year ended March 31,
         1990 and incorporated herein by reference).

 10.16   1999 Employee Stock Purchase Plan (previously filed as an exhibit to
         Registrant's Proxy Statement filed on May 11, 1999).

 10.17 Employment Agreement with Dale Fuller (previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended
         March 31, 1999).

 10.18   Inprise Corporation Dale Fuller Individual Stock Option Plan.*

 10.19 Employment Agreement with Frederick A. Ball (previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

 10.20 Retention Agreement with Jerome Leite (previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1999).

 10.21   Consulting Agreement with 54th Street Partners, LLC concerning John
         Walshe.*

 10.22   Employment Agreement with JoAnne M. Butler.*

 10.23   Employment Agreement with Hobart McK. Birmingham.*

 10.24   Resignation Agreement of Hobart McK. Birmingham.*

 10.25   Stock Option Agreement, dated as of February 6, 2000, by and between
         Inprise Corporation, as grantor, and Corel Corporation, as grantee, (incorporated by reference to Current Report on Form 8-K which was filed with the Commission on February 10, 2000).

 10.26   Stock Option Agreement, dated as of February 6, 2000, by and between
         Inprise Corporation, as grantee and Corel Corporation, as grantor
         (incorporated herein by reference to Inprise Corporation's Current
         Report on Form 8-K which was filed with the Commission on February 10,
         2000).

 10.27   Agreement of Purchase and Sale and Joint Escrow Instructions, dated
         December 30, 1999, by and between Inprise Corporation and
         ScanlanKemperBard Companies (incorporated herein by reference to the Current Report on Form 8-K which was filed with the Comission on March
         2, 2000).

 Exhibit
 Number  Description
 ------- -----------
 10.28   First Amendment to Agreement of Purchase and Sale and Joint Escrow
         Instructions, dated January 27, 2000, by and between Inprise
         Corporation and ScanlanKemperBard Companies (incorporated herein by reference to the Current Report on Form 8-K which was filed with the
         Commission on March 2, 2000).

 10.29   Second Amendment to Agreement of Purchase and Sale and Joint Escrow
         Instructions, dated February 8, 2000, by and between Inprise
         Corporation and ScanlanKemperBard Companies (incorporated herein by reference to the Current Report on Form 8-K which was filed with the Commission on March 2, 2000).

 10.30   Third Amendment to Agreement of Purchase and Sale and Joint Escrow
         Instructions, dated February 11, 2000, by and between Inprise
         Corporation and ScanlanKemperBard Companies (incorporated herein by reference to the Current Report on Form 8-K which was filed with the Commission on March 2, 2000).

 10.31   Fourth Amendment to Agreement of Purchase and Sale and Joint Escrow
         Instructions, dated February 15, 2000, by and between Inprise
         Corporation and ScanlanKemperBard Companies (incorporated herein by reference to the Current Report on Form 8-K which was filed with the Commission on March 2, 2000).

 10.32   Fifth Amendment to Agreement of Purchase and Sale and Joint Escrow
         Instructions, dated February 16, 2000, by and between Inprise
         Corporation and ScanlanKemperBard Companies (incorporated herein by reference to the Current Report on Form 8-K which was filed with the Commission on March 2, 2000).

 10.33   Sixth Amendment to Agreement of Purchase and Sale and Joint Escrow
         Instructions, dated February 17, 2000, by and between Inprise
         Corporation and ScanlanKemperBard Companies (incorporated herein by reference to the Current Report on Form 8-K which was filed with the Commission on March 2, 2000).

 10.34   Form of Change in Control Agreement.*

 21.1    Subsidiaries of the Registrant.

 23.1    Consent of PricewaterhouseCoopers LLP, Independent Accountants.

 23.2    Consent of Arthur Andersen LLP, Independent Public Accountants.

 27.1    Financial Data Schedule.

--------
  *  Filed herewith.

   A copy of any exhibit will be furnished (at a reasonable cost) to any stockholder of the Company upon receipt of a written request. Such request should be sent to Inprise Corporation, 100 Enterprise Way, Scotts Valley, California USA 95066-3249, Attn: Secretary.

(a)Reports on Form 8-K

  1. Report on Form 8-K filed on February 10, 2000 to report that Inprise has entered into a merger agreement with Corel Corporation and Corel's merger subsidiary.

  2. Report on Form 8-K filed on March 2, 2000 to report the sale of Inprise's corporate headquarters.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Scotts Valley, California, on the 3rd day of April 2000.

                                          INPRISE CORPORATION
                                           (Registrant)

                                                 /s/ Frederick A. Ball
                                          By: _________________________________
                                                     Frederick A. Ball,
                                                 Vice President Finance and
                                                  Chief Financial Officer

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as indicated on the 30th day of March 2000.

    /s/ William F. Miller
_______________________________
      William F. Miller,
   Chairman of the Board and
           Director

       /s/ Dale Fuller
_______________________________
         Dale Fuller,
   Interim President, Chief
Executive Officer and Director
 (principal executive officer)

      /s/ David Heller
_______________________________
         David Heller,
           Director

     /s/ William Hooper
_______________________________
        William Hooper,
           Director

    /s/ Frederick A. Ball
_______________________________
      Frederick A. Ball,
  Vice President Finance and
    Chief Financial Officer
   (principal financial and
      accounting officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Accountants for Inprise Corporation................  46

Report of Independent Public Accountants for Visigenic Software, Inc. ...  47

Consolidated Balance Sheets as of December 31, 1999 and 1998.............  48

Consolidated Statements of Operations for the Years ended December 31,
 1999, 1998, and the Nine Months ended December 31, 1997.................  49

Consolidated Statements of Comprehensive Income for the Years ended
 December 31, 1999, 1998 and the Nine Months ended December 31, 1997.....  50

Consolidated Statements of Stockholders' Equity for the Years ended
 December 31, 1999, 1998 and the Nine Months ended December 31, 1997.....  51

Consolidated Statements of Cash Flows for the Years ended December 31,
 1999, 1998 and the Nine Months ended December 31, 1997..................  54

Notes to Consolidated Financial Statements...............................  55

           REPORT OF INDEPENDENT ACCOUNTANTS FOR INPRISE CORPORATION

To the Board of Directors and Stockholders of INPRISE CORPORATION:

   In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 14(a)1 and 2 present fairly, in all material respects, the financial position of Inprise Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and 1998, and the nine months ended December 31, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States that require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
January 27, 2000, except for Note 1,
 which is as of March 17, 2000

     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS FOR VISIGENIC SOFTWARE, INC.

To Visigenic Software, Inc.:

   We have audited the accompanying consolidated balance sheet of Visigenic Software, Inc. and subsidiaries (a Delaware corporation and wholly-owned subsidiary of Inprise Corporation) as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the nine-month period ended December 31, 1997 (not separately presented herein). These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visigenic Software, Inc. and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the nine-month period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          Arthur Anderson LLP

San Jose, California
April 1, 1998

                              INPRISE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except par value and share amounts)

                                                     December 31, December 31,
                                                         1999         1998
                                                     ------------ ------------
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents.........................  $ 192,013    $  81,137
  Short-term investments............................      5,680        3,225
  Accounts receivable, net of allowances of $14,457
   and $8,293.......................................     27,303       43,515
  Inventories.......................................        520          763
  Other current assets..............................      7,619        9,613
                                                      ---------    ---------
    Total current assets............................    233,135      138,253
Property and equipment, net.........................     75,002      111,149
Other non-current assets............................      4,879        4,386
                                                      ---------    ---------
                                                      $ 313,016    $ 253,788
                                                      =========    =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Accounts payable..................................  $   7,761    $  12,280
  Accrued expenses..................................     33,972       35,954
  Short-term restructuring..........................      9,968        3,274
  Income taxes payable..............................      5,808        2,983
  Deferred revenue..................................     12,273       14,513
  Other current liabilities.........................      8,115        7,764
                                                      ---------    ---------
    Total current liabilities.......................     77,897       76,768
Long-term debt and other............................     19,462       19,138

Commitments and contingencies (Notes 7, 9 and 16)

Mandatorily redeemable convertible preferred stock;
 $50,000 par value; 1,470 shares authorized, none
 and 738 issued and outstanding.....................        --        36,873
Stockholders' equity:
  Preferred stock; $.01 par value; 1,000,000 shares
   authorized; 625 and none issued and outstanding..        --           --
  Common stock; $.01 par value; 100,000,000 shares
   authorized; 60,672,547 and 48,140,000 issued and
   outstanding......................................        607          481
  Additional paid-in capital........................    464,527      386,468
  Accumulated deficit ..............................   (229,572)    (251,751)
  Cumulative comprehensive income...................      5,300        6,155
                                                      ---------    ---------
                                                        240,862      141,353

Less common stock in treasury at cost 4,473,800 and
 3,472,000 shares at December 31, 1999 and 1998.....    (25,205)     (20,344)
                                                      ---------    ---------
    Total liabilities and stockholders' equity......  $ 313,016    $ 253,788
                                                      =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              INPRISE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                  Year Ended       Nine Months
                                                 December 31,         Ended
                                               ------------------  December 31,
                                                 1999      1998        1997
                                               --------  --------  ------------
Licenses and other revenue...................  $150,550  $166,214    $132,075
Service revenue..............................    24,256    22,898      13,861
                                               --------  --------    --------
  Net revenues...............................   174,806   189,112     145,936
Cost of licenses and other revenue...........    19,267    15,683      18,145
Cost of service revenue......................    22,676    15,402       7,545
                                               --------  --------    --------
  Cost of revenues...........................    41,943    31,085      25,690
                                               --------  --------    --------
Gross profit.................................   132,863   158,027     120,246

Selling, general and administrative..........   123,530   112,781      86,545
Research and development.....................    42,257    47,324      38,249
Restructuring and merger related charges.....    12,090    15,848         --
Other non-recurring charges..................     8,193       --          --
Write-down on sale of real estate............    29,677       --          --
                                               --------  --------    --------
    Total operating expenses.................   215,747   175,953     124,794
                                               --------  --------    --------
Operating loss...............................   (82,884)  (17,926)     (4,548)
Interest income, net and other...............     6,232     3,785       1,736
Gain on sale of real estate..................       --      1,135         --
Income from patent cross license agreement
 and other...................................   105,065       --          --
Gain on long-term investment.................     2,937    16,972         --
                                               --------  --------    --------
Income (loss) before income taxes............    31,350     3,966      (2,812)
Income tax (benefit) provision...............     8,666    (4,380)      1,082
                                               --------  --------    --------
Net income (loss)............................  $ 22,684  $  8,346    $ (3,894)
                                               ========  ========    ========
Income (loss) per share--basic (See Note 4)..  $   0.40  $   0.16    $  (0.09)
Income (loss) per share--diluted (See Note
 4)..........................................  $   0.35  $   0.14    $  (0.09)
Shares used in computing basic income (loss)
 per share...................................    54,810    50,118      49,640
Shares used in computing diluted income
 (loss) per share............................    63,408    57,384      49,640


  The accompanying notes are an integral part of these consolidated financial statements.

                              INPRISE CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                      Year Ended     Nine Months
                                                     December 31,       Ended
                                                    ---------------- December 31,
                                                     1999     1998       1997
                                                    -------  ------- ------------
Net income (loss).................................. $22,684  $ 8,346   $(3,894)
Other comprehensive income (loss):
  Foreign currency translation adjustments.........    (855)   2,308       637
                                                    -------  -------   -------
Comprehensive income (loss)........................ $21,829  $10,654   $(3,257)
                                                    =======  =======   =======





  The accompanying notes are an integral part of these consolidated financial statements.

                              INPRISE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                   Preferred
                                                                     Stock
                                                                 --------------
                                                                 Shares Amounts
                                                                 ------ -------
Balance at March 31, 1997.......................................    --  $  --
  Issuance of common stock......................................    --     --
  Employee stock option, employee stock purchase plan and other,
   net..........................................................    --     --
  Value attributable to warrants issued in connection with
   preferred stock..............................................    --     --
  Accretion of warrant value attributable to preferred stock....    --     --
  Adjustment to reflect the changes in year end for iO..........    --     --
  Translation adjustment........................................    --     --
  Net loss......................................................    --     --
                                                                 ------ ------
Balance at December 31, 1997....................................    --  $  --
  Employee stock option, employee stock purchase plan and other,
   net..........................................................    --     --
  Repurchase of common stock....................................    --     --
  Premium on repurchase of preferred stock......................    --     --
  Value attributable to warrants issued in connection with
   preferred stock..............................................    --     --
  Accretion of warrant value attributable to preferred stock....    --     --
  Translation adjustment........................................    --     --
  Net income....................................................    --     --
                                                                 ------ ------
Balance at December 31, 1998....................................    --  $  --
  Employee stock option, employee stock purchase plan and other,
   net..........................................................    --     --
  Repurchase of common stock....................................    --     --
  Conversion of mandatorily redeemable convertible preferred
   stock........................................................    --     --
  Issuance of series C preferred stock..........................      1    --
  Accretion attributable to preferred stock.....................    --     --
  Translation adjustment........................................    --     --
  Net income....................................................    --     --
                                                                 ------ ------
Balance at December 31, 1999....................................      1 $  --
                                                                 ====== ======



  The accompanying notes are an integral part of these consolidated financial statements.

                              INPRISE CORPORATION

                                 (in thousands)

                                             Common Stock
                                   --------------------------------
                                   Number of          Additional    Accumulated
                                    Shares   Amount Paid in Capital  (Deficit)
                                   --------- ------ --------------- -----------
Balance at March 31, 1997.........  48,881    $488     $368,420      $(255,244)
  Issuance of common stock........     171       1          687            --
  Employee stock option, employee
   stock purchase plan and
   other, net.....................   1,693      19       12,076            --
  Value attributable to warrants
   issued in connection with
   preferred stock................     --      --           711            --
  Accretion of warrant value
   attributable to preferred
   stock..........................     --      --           --            (569)
  Adjustment to reflect the change
   in year end for iO.............     --      --           --              16
  Translation adjustment..........     --      --           --             --
  Net loss........................     --      --           --          (3,894)
                                    ------    ----     --------      ---------
Balance at December 31, 1997......  50,745    $508     $381,894      $(259,691)
  Employee stock option, employee
   stock purchase plan and
   other, net.....................     867       8        4,634            --
  Repurchase of common stock......  (3,472)    (35)         --             --
  Premium on repurchase of
   preferred stock................     --      --          (351)           --
  Value attributable to warrants
   issued in connection with
   preferred stock................     --      --           291            --
  Accretion of warrant value
   attributable to preferred
   stock..........................     --      --           --            (406)
  Translation adjustment..........     --      --           --             --
  Net income......................     --      --           --           8,346
                                    ------    ----     --------      ---------
Balance at December 31, 1998......  48,140    $481     $386,468      $(251,751)
  Employee stock option, employee
   stock purchase plan and
   other, net.....................   2,703      27       15,763            --
  Repurchase of common stock......  (1,001)    (10)         --             --
  Conversion of mandatorily
   redeemable convertible
   preferred stock................  10,831     109       36,791            --
  Issuance of series C preferred
   stock..........................     --      --        25,000            --
  Accretion attributable to
   preferred stock................     --      --           505           (505)
  Translation adjustment..........     --      --           --             --
  Net income......................     --      --           --          22,684
                                    ------    ----     --------      ---------
Balance at December 31, 1999......  60,673    $607     $464,527      $(229,572)
                                    ======    ====     ========      =========


  The accompanying notes are an integral part of these consolidated financial statements.

                              INPRISE CORPORATION

                                 (in thousands)

                                       Treasury Stock    Cumulative
                                       ---------------  Comprehensive
                                       Shares Amounts      Income      Total
                                       ------ --------  ------------- --------
Balance at March 31, 1997.............   --        --      $3,210     $116,874
  Issuance of common stock............   --        --         --           688
  Employee stock option, employee
   stock purchase plan and
   other, net.........................   --        --         --        12,095
  Value attributable to warrants
   issued in connection with
   preferred stock....................   --        --         --           711
  Accretion of warrant value
   attributable to preferred stock....   --        --         --          (569)
  Adjustment to reflect the changes in
   year end for iO....................   --        --         --            16
  Translation adjustment..............   --        --         637          637
  Net loss............................   --        --         --        (3,894)
                                       -----  --------     ------     --------
Balance at December 31, 1997..........   --        --      $3,847     $126,558
  Employee stock option, employee
   stock purchase plan and
   other, net.........................   --        --         --         4,642
  Repurchase of common stock.......... 3,472  $(20,344)       --       (20,379)
  Premium on repurchase of preferred
   stock..............................   --        --         --          (351)
  Value attributable to warrants
   issued in connection with
   preferred stock....................   --        --         --           291
  Accretion of warrant value
   attributable to preferred stock....   --        --         --          (406)
  Translation adjustment..............   --        --       2,308        2,308
  Net income..........................   --        --         --         8,346
                                       -----  --------     ------     --------
Balance at December 31, 1998.......... 3,472  $(20,344)    $6,155     $121,009
  Employee stock option, employee
   stock purchase plan and
   other, net.........................   --        --         --        15,790
  Repurchase of common stock.......... 1,001    (4,861)       --        (4,871)
  Conversion of mandatorily redeemable
   convertible preferred stock........   --        --         --        36,900
  Issuance of Series C preferred
   stock..............................   --        --         --        25,000
  Accretion attributable to preferred
   stock..............................   --        --         --           --
  Translation adjustment..............   --        --        (855)        (855)
  Net income..........................   --        --         --        22,684
                                       -----  --------     ------     --------
Balance at December 31, 1999.......... 4,473  $(25,205)    $5,300     $215,657
                                       =====  ========     ======     ========


  The accompanying notes are an integral part of these consolidated financial statements.

                              INPRISE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                   Year Ended       Nine Months
                                                  December 31,         Ended
                                                ------------------  December 31,
                                                  1999      1998        1997
                                                --------  --------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)............................  $ 22,684  $  8,346    $ (3,894)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
   Depreciation and amortization..............    15,331     9,304       9,155
   Non-cash restructuring costs...............        63     2,943         162
   Write-off on sale of real estate...........    29,677       --          --
   (Gain)/loss on sale of fixed assets and
    real estate...............................       698    (1,135)        --
   Gain on sale of long term investment.......    (2,937)  (16,972)        --
 Changes in assets and liabilities:
   Accounts receivable........................    15,175    (7,829)     (8,555)
   Inventories................................       243        24         260
   Other assets...............................      (331)   (4,481)         85
   Accounts payable and accrued expenses......    (6,060)   (7,292)     (4,573)
   Income taxes payable.......................     4,000    (1,071)       (409)
   Short-term restructuring...................     6,665     2,014      (3,462)
   Deferred revenue...........................    (1,229)    2,084       1,932
   Other......................................    (1,507)   (2,730)        351
                                                --------  --------    --------
     Cash provided by (used in) operating
      activities..............................    82,472   (16,795)     (8,948)
                                                --------  --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment, net...    (7,754)  (18,214)     (4,418)
 Sale of fixed assets and real estate.........       --      5,043       2,360
 Proceed from sale of long-term investment....     2,937    16,567         --
 Net change in short-term investments.........    (2,455)   (1,382)        158
                                                --------  --------    --------
     Cash (used in) provided by investing
      activities..............................    (7,272)    2,014      (1,900)
                                                --------  --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock,
  net.........................................    15,790     4,642      12,673
 Proceeds from issuance of convertible
  preferred stock, net........................    25,000       --          --
 Proceeds from issuance of mandatorily
  convertible redeemable preferred stock,
  net.........................................       --     11,000      27,500
 Redemption of common stock...................   (4,871)   (20,379)        --
 Redemption of mandatorily redeemable
  convertible preferred stock.................       --     (1,951)        --
 Repayment of capital lease obligations and
  other debt activity.........................      (149)     (157)       (156)
                                                --------  --------    --------
     Cash provided by (used in) financing
      activities..............................    35,770    (6,845)     40,017
                                                --------  --------    --------
     Effect on exchange rate changes on cash..       (94)    2,055        (625)
                                                --------  --------    --------
Net change in cash and cash equivalents.......   110,876   (19,571)     28,544
Net cash adjustment to conform the year end of
 acquired companies (Note 5)..................       --        --          126
Beginning cash and cash equivalents...........    81,137   100,708      72,038
                                                --------  --------    --------
Ending cash and cash equivalents..............  $192,013  $ 81,137    $100,708
                                                ========  ========    ========
Cash paid during the year for:
 Interest.....................................  $    906  $  1,016    $    811
 Income taxes.................................  $  6,463  $    697    $  1,092

  The accompanying notes are an integral part of these consolidated financial statements.

                              INPRISE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUBSEQUENT EVENTS

 Plan to Merge with Corel Corporation

   On February 6, 2000, we entered into a merger agreement with Corel, pursuant to which Inprise, upon completion of the merger, will become a wholly-owned subsidiary of Corel. Corel is one of the world's largest developers of business productivity, graphics and operation solutions. Under the terms of the merger agreement, Inprise stockholders will receive 0.747 of a share of Corel common stock for each share of Inprise common stock held. Upon closing of the transaction. On a fully diluted basis, Inprise stockholders will own approximately 44% of Corel and Corel stockholder's will own about 56%. The boards of directors of both companies have approved the transaction. The merger is contingent upon the receipt of various regulatory approvals and the approval of both companies' stockholders.

   Dr. Michael C.J. Cowpland, Corel's Chairman of the Board, President and Chief Executive Officer, will remain as President, Chief Executive Officer and a director of the combined company. Dale Fuller, Inprise's Interim President and Chief Executive Officer, will be Chairman of the Board of Directors of the combined company. The Corel board will also be comprised of a designee of Inprise agreed to by Corel and three individuals who are current members of the Corel board. Corel has agreed that it will recommend and support the election of Dale Fuller and the other Inprise designee to the Corel board at Corel's 2001 and 2002 annual meetings of shareholders. In addition, without the consent of Dale Fuller and the other Inprise designee, the Corel board will not have more than six members prior to the election of directors at Corel's 2003 annual meeting of shareholders. Corel's obligation to cause Mr. Fuller to be appointed as chairman of the Corel board continues until Corel's 2003 annual meeting of the shareholders or for such longer time as may be agreed to by Mr. Fuller and the Corel board. The operations of the combined company will be headquartered in Ottawa, Ontario, Canada with the Inprise operations remaining in its current Silicon Valley locations.

 Sale of the Corporate Facilities

   On March 17, 2000, the Company completed the sale of our corporate facilities at 100 Enterprise Way, Scotts Valley, California, to Enterprise Way Associates, LLC as assignee of the ScalanKemperBard. We received approximately $44.1 in consideration for the facility. Consideration in the transaction was net of $2.5 million held in escrow to cover potential costs to improve the building and $0.4 million in other disposal costs. We recorded a write-down of the corporate facility of $29.7 million during the quarter ended December 31, 1999. As of December 31, 1999, the net book value of the facility, including land and improvements, was $44.1 million, inclusive of the write-down of $29.7 million for the corporate facility recorded during the quarter ended
December 31, 1999. In conjunction with the sale of the facility, we entered into a long-term lease arrangement to use approximately 44% of the building for corporate purposes.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business

   Inprise Corporation, formerly Borland International, Inc., was incorporated in California in 1983 and reincorporated in Delaware in 1989. We maintain our executive offices at 100 Enterprise Way, Scotts Valley, California 95066-3249, and our main telephone number at that location is 831-431-1000. We also maintain Internet web sites at www.inprise.com and www.borland.com. Inprise is a leading provider of Internet-enabling software and services designed to reduce the complexity of application development for corporations and individual programmers.

   We market and distribute our products through our direct sales force, single and two-tier distribution, value added resellers ("VARs"), independent software vendors ("ISVs") and the Internet. This multiple distribution approach allows customers to select the channel that addresses their particular needs and provides us with broad coverage of worldwide markets.

                              INPRISE CORPORATION

 Principles of Consolidation

   The consolidated financial statements include the accounts of Inprise Corporation and our subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

 Change in Fiscal Year End

   During 1997, we changed our year end from March 31 to December 31 for financial reporting purposes. As a result of this change the accompanying consolidated financial statements include the nine month transition period from April 1, 1997 to December 31, 1997. The unaudited condensed results of operations for the comparable period of the prior year are summarized below, amounts in thousands:

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

 Acquisition

   On February 27, 1998, we completed the acquisition of Visigenic Software, Inc. ("Visigenic") in a transaction accounted for as a pooling of interests and, as a result, our previously issued financial statements for the periods presented in this Form 10-K have been restated to include the assets, liabilities and operating results of Visigenic in accordance with generally accepted accounting principles and the instructions in Regulation S-X.

 Revenue Recognition

   Revenue from the sale of software products, including sales to distributors and retail dealers, is recognized upon shipment when no significant vendor obligations remain, the fee is fixed and collection of the receivable is probable. In instances where a significant vendor obligation exists, revenue recognition is delayed until the obligation has been satisfied. Allowances for estimated future returns and exchanges are provided at that time based on our return policies. Service revenues from customer maintenance fees for ongoing customer support and product updates, including maintenance bundled with software licenses, is recognized ratably over the period of the contract and revenue from other services, including training, are recognized as performed. We have recognized revenues for all periods ending prior to January 1, 1998 in accordance with Statement of Position 91-1, "Software Revenue Recognition."

   In October 1997 and March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP No. 97-2") and Statement of Position No. 98-4, "Deferral of the Effective Date of a Provision of SOP No. 97-2" ("SOP No. 98-4"). SOP 98-4 defers for one year the application of certain provisions of SOP 97-2. In December 1998, the AICPA issued Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions" ("SOP No. 98-9"), which is effective for transactions entered into beginning April 1, 1999. SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretive guidance. The adoption of SOP 97-2, SOP 98-4 and SOP 98-9 have not had and are not expected to have a material impact on our results of operations, financial position or cash flows.

                              INPRISE CORPORATION

 Cash, Cash Equivalents and Short-Term Investments

   We consider all highly liquid investments a maturity of three months or less when acquired to be cash equivalents. Short-term investments are held as securities available for sale under the provisions of Statement of Financial Accounting No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair market value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

   Short-term investments, consisting principally of time deposits, at December 31, 1999 and 1998 were $5.7 million and $3.2 million, respectively. Unrealized gains and losses have been insignificant for all periods presented.

 Foreign Exchange Contracts

   We enter into forward exchange contracts to manage our exposure to currency fluctuations. We have outstanding short-term forward exchange contracts to exchange various foreign currencies (principally Japanese yen, Australian dollars, Canadian dollars and German marks) for U.S. dollars in the amount of $14.4 million and $13.2 million at December 31, 1999 and 1998, respectively. Our accounting policy for these instruments, which do not qualify as accounting hedges, is based upon the guidance of Statement of Financial Accounting Standard No. 8, "Accounting for the Translation of Foreign Currency Transactions and Foreign Currency Financial Statements" ("FAS No. 8"). The forward exchange contracts are marked-to-market and unrealized gains and losses are included in current period net income. The net gain or loss on such foreign currency contracts and underlying transactions have been insignificant for all periods presented.

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. (See Note 2. Recent Accounting Pronouncements for delay in adoption of SFAS 133). We will adopt SFAS 133 in the second quarter ending June 30, 2000. We believe that the adoption of this standard will not have a significant effect on the results of operations, financial position, capital resources or liquidity.

 Financial Instruments

   The fair value of our financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts and notes payable, and long-term debt, is based upon the present value of the cash flows or securities with similar terms, and approximates carrying value.

 Concentration of Credit Risk

   Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. We place our cash, cash equivalents and short-term investments in a variety of financial instruments such as commercial paper. We, by policy, limit the amount of credit exposure to any one financial institution or commercial issuer.

   We offer credit terms on the sale of our software products to distributors, retail dealers and certain end-user customers. We perform ongoing credit evaluations of our customers' financial condition and, generally,

                              INPRISE CORPORATION
require no collateral from our customers. We maintain an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable.

   We are exposed to credit loss in case of non-performance by counterparties to foreign exchange contracts, but we do not anticipate non-performance by these counterparties.

 Inventories

   Inventories consist primarily of completed product and are stated at the lower of cost or market value. Cost is determined on a first-in, first-out basis.

 Property and Equipment

   Property and equipment is stated at cost and depreciated using the straight-line method based on the following estimated useful lives:

       Buildings...................................................   31.5 years
       Computer equipment.......................................... 3 to 5 years
       Furniture, fixtures and equipment...........................      5 years
       Leasehold improvements......................................   Lease term

   Depreciation expense for the years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997 was $13.5 million, $9.2 million, and $8.0 million, respectively. Maintenance and repairs are expensed as incurred. The cost of assets and related accumulated depreciation are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reported as income or expense.

   We capitalized costs associated to internal use software in accordance with the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). We capitalized approximately $2.8 million and $7.2 million in costs associated to the development and deployment of internal use software during 1999 and 1998, respectively. We had approximately $8.5 million and $8.3 million in unamortized internal use software costs as of December 31, 1999 and 1998, respectively. We amortized approximately $2.6 million and $0.4 million in costs associated to internal use software during 1999 and 1998, respectively.

 Stock-Based Compensation Plans

   We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related Interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. Our policy is to grant options with an exercise price equal to the closing market price of our stock on the grant date. Accordingly, no compensation has been recognized for our stock option plans. We provide additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). See Note 14.

   We account for stock options issued to non-employees under EITF Issue No. 96-18, "Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under FASB Statement No. 123." We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are

                              INPRISE CORPORATION
consistent with equity instruments issued to employees, see Note 14. The value of the equity instrument is charged to earnings over the term of the service agreement. The charges to operating expenses in 1999 and 1998 for equity instruments issued to non-employees were immaterial.

 Research and Development

   We capitalize certain product rights acquired from others and internal software development costs incurred after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction at the greater of the straight-line basis utilizing the estimated economic lives, which range from two to four years, or the ratio of actual revenues achieved to the total anticipated revenues over the lives of the products.

   No internal development costs were capitalized during the years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997. Amortization of internal software development costs charged to cost of revenues during the years ended December 31, 1999 and 1998, and nine months ended December 31, 1997 was none, none, and $203,000, respectively. There were no unamortized product rights and capitalized development costs recorded at December 31, 1999 and 1998.

 Goodwill

   Goodwill represents the excess of the aggregate purchase price over the fair market value of the tangible and intangible assets acquired in various acquisitions and is being amortized over the estimated useful life of seven years. Amortization of goodwill charged to operating expenses during the years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997 was $1,805,000, $87,000, and $859,000, respectively. At December 31, 1999 and
1998, we had approximately $1,761,000 and $1,425,000 of unamortized goodwill, respectively.

 Advertising Costs

   We expense the production costs of advertising, including direct response, the first time the advertising takes place. Advertising expense was $3.6 million, $4.0 million, and $10.1 million during the years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997, respectively.

 Foreign Currency Translation

   The functional currency of our non-U.S. subsidiaries' is the local currency. The balance sheet accounts of these subsidiaries are translated into U.S. dollars at the exchange rate as of the balance sheet date. Revenues, costs and expenses are translated using an average rate. Resulting exchange gains and losses are reported as a component of stockholders' equity.

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

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for

                              INPRISE CORPORATION
derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement NO. 133," which deferred the effective date until the first fiscal quarter ending on or after June 30, 2000. We will adopt SFAS No. 133 in our quarter ending June 30, 2000.

NOTE 3. CONSOLIDATED BALANCE SHEET COMPONENTS

   Details of certain balance sheet captions are as follows (amounts in thousands):

                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
Property and equipment, including capitalized leases:
  Buildings..........................................   $  80,201    $  99,703
  Computer equipment.................................      77,370       72,217
  Furniture, fixtures and equipment..................      22,095       28,207
  Other..............................................       7,819        3,026
                                                        ---------    ---------
                                                          187,485      203,153
  Less accumulated depreciation and amortization.....    (126,833)    (116,529)
                                                        ---------    ---------
                                                           60,652       86,624
  Land...............................................      14,350       24,525
                                                        ---------    ---------
    Total............................................   $  75,002    $ 111,149
                                                        =========    =========
  Depreciation Expense...............................   $  13,526    $   9,217
                                                        =========    =========
Accrued expenses:
  Accrued payroll and incentives.....................      14,976        9,600
  Advertising and customer sales incentives..........       2,549        1,017
  Professional fees and settlement costs.............       9,862       14,851
  Other..............................................       6,585       10,486
                                                        ---------    ---------
    Total............................................   $  33,972    $  35,954
                                                        =========    =========
Long-term debt and other non-current liabilities:
  Non-current portion of accrued restructuring
   charges...........................................   $   2,550    $   2,907
  Mortgage notes payable.............................       8,943        9,104
  Deferred and other taxes...........................       5,700        5,700
  Long-term deferred revenue and other...............       2,269        1,427
                                                        ---------    ---------
    Total............................................   $  19,462    $  19,138
                                                        =========    =========

                              INPRISE CORPORATION

NOTE 4. EARNINGS PER SHARE

   The following is a reconciliation of the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                     Years Ended   Nine Months
                                                    December 31,      Ended
                                                   --------------- December 31,
                                                    1999    1998       1997
                                                   ------- ------- ------------
Numerator:
  Net income (loss)............................... $22,684 $ 8,346   $(3,894)
  Accretion charge relating to convertible
   preferred stock................................     505     406       569
                                                   ------- -------   -------
  Income (loss) available to common stockholders.. $22,179 $ 7,940   $(4,463)
                                                   ======= =======   =======
Denominator:
  Denominator for basic income (loss) per share
   weighted average shares........................  54,810  50,118    49,640
  Effect of dilutive securities
    Series B mandatorily convertible preferred
     stock........................................   3,987   5,846       --
    Series C convertible preferred Stock..........   3,920     --        --
    Employee stock options........................     691   1,420       --
                                                   ------- -------   -------
  Denominator for diluted income (loss) per share
   adjusted weighted average shares and assumed
   conversions....................................  63,408  57,384    49,640
                                                   ======= =======   =======
  Income (loss) per share--basic.................. $  0.40 $  0.16   $ (0.09)
  Income (loss) per share--diluted................ $  0.35 $  0.14   $ (0.09)

   Options to purchase approximately 9,095,000, 10,789,000, and 11,871,000 shares of common stock were outstanding at December 31, 1999, 1998 and 1997, respectively, were not included in the computation of diluted EPS as the inclusion of such options would have been antidilutive.

   The 550 shares of Series B mandatorily redeemable convertible preferred stock outstanding at December 31, 1997 were not included in the computation of diluted EPS for the nine months ended December 31, 1997, as the inclusion of the mandatorily redeemable convertible preferred stock would have been antidilutive. The 308,000, 308,000 and 220,000 warrants to purchase common shares outstanding at December 31, 1999, 1998 and 1997, respectively, were not included in the computation of diluted EPS for the years ended December 31, 1999 and 1998 and the nine months ended December 31, 1997, as the inclusion of the warrants would have been antidilutive.

NOTE 5. ACQUISITIONS

 Visigenic Software, Inc.

   On February 27, 1998, we issued approximately 12,118,060 shares of Inprise Common Stock in exchange for all of the outstanding common stock of Visigenic. We also reserved approximately 2,527,284 shares for issuance in connection with Visigenic's outstanding employee stock options. The merger was accounted for as a pooling of interests and, accordingly, our consolidated financial statements have been restated for all periods prior to the merger to include the operations of Visigenic.

                              INPRISE CORPORATION

   Following the merger Visigenic's year end has been conformed to our year end of December 31 (see Note 2). The following unaudited pro forma combined financial information assumes that the merger occurred on the first day of the earliest period presented (in thousands of dollars, except per share amounts).

                                                                      Proforma
   Nine Months Ended December 31, 1997             Borland  Visigenic Combined
   -----------------------------------             -------- --------- --------
   Net revenues................................... $127,485  $18,451  $145,936
   Net income (loss).............................. $  4,424  $(8,318) $ (3,894)
   Income (loss) per share--basic................. $   0.10  $ (0.58) $  (0.09)
   Income (loss) per share--diluted............... $   0.10  $ (0.58) $  (0.09)

   This pro forma combined financial information is provided for comparative purposes only and does not purport to be indicative of the results which actually would have been obtained if the merger had been effected for the periods indicated, or of the results which may be obtained in the future.

 Apogee Information Systems, Inc.

   On November 30 1998, we completed our acquisition of Apogee Information Systems, Inc. ("Apogee"). Apogee provides application design and development consulting services to clients primarily in the United States. We purchased all of Apogee's outstanding shares of common stock for approximately $4.0 million in cash of which approximately $1.6 million has been paid as of December 31, 1999. The remaining consideration is payable upon Apogee reaching certain revenue levels. The transaction was accounted for as a purchase. As a result of a purchase price allocation, the excess of the purchase price over net assets acquired is $1.5 million, which is being amortized on a straight-line basis over a period of approximately two years.

NOTE 6. RESTRUCTURING AND MERGER RELATED CHARGES

   During December 1999, we recorded a restructuring charge of $34.8 million. The restructuring charge consists primarily of a loss on sale of our Scotts Valley facility of $29.7 million; a $3.1 million charge for discontinuation of our European information system implementation and other miscellaneous restructuring related costs of $3.1 million. In addition, the Company recorded a charge of a $3.0 million for severance costs associated with organizational changes implemented during the fourth quarter. The Company expects to pay these costs over the next year. Employee terminations represented approximately 5% of the total employee workforce as of December 31, 1999. These charges were offset, in part, by the reversal of restructuring charges totaling $4.1 million, that were taken in both the first quarter of 1999 and 1998, which will not be utilized.

   In January 1999 we announced the restructuring of our corporate operations. A restructuring charge of $7.0 million was recorded during the quarter ended March 31, 1999 of which $6.7 million related to severance costs associated with the elimination of duplicate workforce and $0.3 million related to termination of certain lease agreements.

   In connection with the acquisition of Visigenic, we implemented a worldwide realignment of our corporate structure. In the quarter ended March 31, 1998, we recorded a $19.3 million restructuring and merger related charge of which $9.9 million related to severance costs associated with the elimination of a duplicate workforce, $3.2 million to terminate certain lease agreements and the write-off of certain fixed assets and $2.5 million for other costs associated with the restructuring. Additionally, we charged to income approximately
$3.7 million in expenses associated with the merger. As part of the first quarter restructure, we had recorded a restructuring charge of approximately $3.4 million for severance costs associated to the anticipated closure of certain operations. As of December 31, 1998, Company did not anticipate any further severance costs associated with these operations. Accordingly, we reversed the charge during the quarter ended December 31, 1998.

                              INPRISE CORPORATION

   The following table summarizes our restructuring activity for the years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997 (amounts in thousands):

                             Severance   Other Asset
                            and Benefits   Charges   Facilities  Other    Total
                            ------------ ----------- ---------- -------  -------
   Accrual as of March 31,
    1997...................   $ 2,047      $   --     $ 1,959   $   952  $ 4,958
   Cash paid during the
    nine months ended
    December 31, 1997......    (1,976)         --      (1,387)     (155)  (3,518)
   Non-cash costs..........       --           --         --       (162)    (162)
                              -------      -------    -------   -------  -------
   Accrual as of December
    31, 1997...............        71          --         572       635    1,278
   1998 restructuring......     9,863        2,900        336     2,482   15,581
   Cash paid during 1998...    (4,275)         --         --     (2,719)  (6,994)
   Non-cash costs..........       --        (2,748)      (195)      --    (2,943)
   Reversal of previous
    restructure............    (3,356)         --         --       (292)  (3,648)
                              -------      -------    -------   -------  -------
   Accrual at December 31,
    1998...................   $ 2,303      $   152    $   713   $   106  $ 3,274
   1999 restructuring......     9,682        4,727        641     1,169   16,219
   Cash paid during 1999...    (5,060)         --        (357)     (234)  (5,651)
   Reversal of previous
    restructure............    (3,922)        (115)       --        163   (3,874)
                              -------      -------    -------   -------  -------
   Accrual at December 31,
    1999...................   $ 3,003      $ 4,764    $   997   $ 1,204  $ 9,968
                              =======      =======    =======   =======  =======

NOTE 7. LONG-TERM DEBT

   Long-term debt at December 31, 1999 represents outstanding mortgage notes. The 10.75% mortgage notes are repayable in equal monthly installments over a thirty-year term ending in 2018. Certain land, buildings and improvements are held as collateral under the terms of the notes.

   Minimum annual repayments of these notes at December 31, 1999 are as follows, amounts in thousands:

         Calendar year:
         --------------
         2000............................................ $  161
         2001............................................    180
         2002............................................    200
         2003............................................    222
         2004............................................    247
         Thereafter......................................  8,094
                                                          ------
                                                           9,104
         Less current portion............................   (161)
                                                          ------
         Long-term portion............................... $8,943
                                                          ======

   Interest expense for all obligations was approximately $1.0 million, $1.0 million, and $0.8 million for the years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997, respectively.

                              INPRISE CORPORATION

NOTE 8. INCOME TAXES

   Income (loss) before income taxes consisted of the following (in thousands):

                             Year Ended        Year Ended     Nine Months Ended
                          December 31, 1999 December 31, 1998 December 31, 1997
                          ----------------- ----------------- -----------------
   US....................      $24,824           $(2,366)         $(10,673)
   Non US................        6,526             6,332             7,861
                               -------           -------          --------
                               $31,350           $ 3,966          $ (2,812)
                               =======           =======          ========

   The provision (benefit) for income taxes consisted of the following (in thousands):

                               Year Ended        Year Ended     Nine Months Ended
                            December 31, 1999 December 31, 1998 December 31, 1997
                            ----------------- ----------------- -----------------
   Current:
     Federal...............      $2,113            $(3,800)          $  --
     State.................       2,535               (981)             --
     Non US................       4,476                198            1,082
                                 ------            -------           ------
                                  9,124             (4,583)           1,082
                                 ------            -------           ------
   Deferred:
     Federal...............         --                 --               --
     State.................         --                 --               --
     Non US................        (458)               203              --
                                 ------            -------           ------
                                   (458)               203              --
                                 ------            -------           ------
     Income tax provision
      (benefit)............      $8,666            $(4,380)          $1,082
                                 ======            =======           ======

   The following is a reconciliation of the difference between the actual provision (benefit) for income taxes and the provision computed by applying the federal statutory rate on income (loss) before income taxes (in thousands):

                                Year Ended        Year Ended     Nine Months Ended
                             December 31, 1999 December 31, 1998 December 31, 1997
                             ----------------- ----------------- -----------------
   Tax provision (benefit)
    computed at US
    statutory rate.........       $10,973           $ 1,388           $  (984)
   State taxes.............         2,535               --                --
   Limitation (benefit) on
    utilization of US
    losses.................        (6,575)              828             3,736
   Non US withholding
    taxes..................         1,252             1,415             1,101
   Subsidiaries' results
    subject to tax rates
    other than U.S.
    statutory rates........           482               (55)              --
   Limitation (benefit) on
    utilization of non US
    losses.................           --                --             (2,771)
   Resolution of certain
    prior years' US tax
    exposures..............           --             (4,781)              --
   Resolution of certain
    prior years' non US tax
    exposures..............           --             (3,175)              --
                                  -------           -------           -------
   Income tax provision
    (benefit)..............       $ 8,666           $(4,380)          $ 1,082
                                  =======           =======           =======

                              INPRISE CORPORATION

   Under FAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are comprised of the following (in thousands):

                                              Year Ended        Year Ended
                                           December 31, 1999 December 31, 1998
                                           ----------------- -----------------
   Accrued expenses.......................     $   4,309         $  11,660
   Accounts receivable reserves...........         1,897             1,274
   Inventory valuation....................           310             1,242
   Depreciation, amortization and other...         2,527            10,682
   U.S. federal and state loss and credit
    carryforwards.........................        96,900           101,136
   Non U.S. loss carryforwards............         7,204             8,689
                                               ---------         ---------
   Gross deferred tax assets..............       113,147           134,683
   Deferred tax assets valuation
    allowance.............................      (112,452)         (134,480)
                                               ---------         ---------
   Deferred tax asset--net................     $     695         $     203
                                               =========         =========

   On December 31, 1999 and December 31, 1998, the Company had reserved a substantial portion of its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a valuation allowance has been provided.

   For U.S. federal income tax purposes, the Company has net operating loss carryforwards of approximately $204 million at December 31, 1999. There are also available U.S. federal tax credit carryforwards of approximately $23 million. These loss and credit carryforwards expire between 2000 and 2014, if not utilized. The Company also has Alternative Minimum Tax (AMT) credit carryforwards for U.S. federal income tax purposes of approximately $2 million, which does not expire. Utilization of federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization. The Company also has approximately $12 million of net operating loss carryforwards in various foreign jursidictions. Certain of these loss carryforwards will begin to expire in 2000, if not utilized.

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

   Applicable U.S. income and non-U.S. withholding taxes have not been provided on undistributed earnings of approximately $18.0 million of the Company's foreign subsidiaries as such earnings are considered to be permanently invested in foreign operations.

                              INPRISE CORPORATION

NOTE 9. LEASES

   We lease certain of our office and operating facilities, and certain furniture and equipment under various operating and capital leases. Lease terms range from one to seventeen years.

   Minimum annual lease commitments and minimum future sublease income at December 31, 1999 are as follows, amounts in thousands:

                                             Operating Sublease
         Calendar year:                       Leases    Income
         --------------                      --------- --------
         2000...............................  $ 5,230   $3,021
         2001...............................    4,190    2,218
         2002...............................    3,486      998
         2003...............................    3,091      489
         2004...............................    2,142      279
         Thereafter.........................    8,356      --
                                              -------   ------
                                              $26,495   $7,005
                                              =======   ======

   Rent expense for all operating leases was approximately $4.2 million, $3.6 million, and $3.3 million for the years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997, respectively. Minimum sublease income was approximately $3.0 million, $2.1 million, and $1.5 million for the years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997, respectively.

NOTE 10.  SERIES B MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

   In prior years, we issued 770 shares of Series B mandatorily redeemable convertible preferred stock ("Series B Shares") for $38.5 million. For each Series B Share, we also issued to the purchaser a warrant to purchase 400 shares of our common stock at a per share price equal to 125% of the closing price of the common stock on the issuance date. We recorded a charge of approximately $0.4 million to the income available to common stockholders for the value of the warrants during the year ended December 31, 1998. In December 1998, we redeemed 32 Series B Shares for total consideration of approximately $1.95 million.

   During the year ended December 31, 1999, all remaining outstanding shares of Series B Mandatorily Redeemable Convertible Preferred Stock were converted into approximately 10,831,000 shares of common stock at an average conversion rate of $3.41 per share.

NOTE 11. SERIES C CONVERTIBLE PREFERRED STOCK

   In 1999, we sold an aggregate of 625 shares of Series C Convertible Preferred Stock ("Series C Stock") to Microsoft Corporation (Microsoft) for $25 million. The Series C Stock is without voting rights, until such stock is converted to common stock. The holders of shares of Series C Stock are not entitled to receive any dividends except as and when declared by the Board of Directors. Such dividends would be non-cumulative. In the event of liquidation and to the extent assets are available, the holder of shares of Series C Stock are entitled to receive the same consideration as if the shares of Series C Stock had been converted into common stock immediately prior to such an event.

   Each share of Series C Stock is convertible, at the option of the holder, after the satisfaction of a two year holding period or upon liquidation, into fully paid and non-assessable shares of common stock based upon a fixed conversion ratio. The conversion ratio is subject to certain adjustments, stock splits and other capital reorganizations. The Series C Stock is automatically convertible into common stock upon the completion of the

                              INPRISE CORPORATION
merger with Corel Corporation. At the date of issuance, the Series C Stock had a beneficial conversion rate valued at $1.7 million. We recorded a charge of approximately $0.5 million to the income available to common stockholders during the year ended December 31, 1999.

NOTE 12. COMMON SHARES RESERVED FOR FUTURE ISSUANCE

   Shares of common stock reserved for future issuance at December 31, 1999 are as follows:

       Employee Stock Purchase Plan..................................    682,450
       Stock Options................................................. 13,139,369
       Convertible Preferred Stock...................................  6,720,430
       Warrants......................................................  1,265,000
                                                                      ----------
       Total......................................................... 21,807,249
                                                                      ==========

NOTE 13. STOCK REPURCHASE PROGRAM

   On July 21, 1998, our Board of Directors authorized us to repurchase up to 10% of our outstanding share of common stock on a fully diluted basis, or approximately 5,900,000 shares. We have repurchased approximately 4.4 million shares at an average price of $5.63 per share.

NOTE 14. EMPLOYEE BENEFIT PLANS

 Stock Option Plan

   As of December 31, 1999, we have various stock-based compensation plans. The Employee Option Plans ("EOP") allow for the grant of both incentive stock options and nonstatutory options. Certain options have been granted that vest daily or monthly over a specified vesting period from the date of grant. Options expire at the earlier of either three months after termination of employment or ten years after the date of grant.

   We also grant options to non-employee directors. Each non-employee director, on the date of election to the Board, is granted an option for the purchase of 30,000 shares of our common stock. Additionally, at the annual stockholders' meeting each non-employee director is granted an option for the purchase of 7,500 shares of our common stock. All such shares vest one-year from the date of grant.

   On June 4, 1999, our stockholders approved (i) an amendment to our 1997 Stock Option Plan to increase the number of shares of our Common Stock reserved for issuance thereunder by 1.5 million and (ii) our 1999 Employee Stock Purchase Plan, including the reservation of 0.8 million shares of our Common Stock for issuance thereunder.

   In August 1998, substantially all outstanding options with a share price in excess of $6.50 were amended to an exercise price of $6.50 per share, the fair market value as of the date of the repricing. A total of 6,452,541 options were amended.

   At December 31, 1999, approximately 5,489,000 shares were available for future grant under the option plans. All options granted under the plan for the years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997 were priced at market value at the time of grant.

                              INPRISE CORPORATION

   The following table summarizes our stock option activity and related weighted average exercise prices within each category for the years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997 relating to our stock option plans. Amounts are in thousands, except share price:

                                Year Ended          Year Ended      Nine Months Ended
                            December 31, 1999   December 31, 1998   December 31, 1997
                            ------------------- ------------------- -------------------
                             Shares     Price    Shares     Price    Shares     Price
                            ---------  -------- ---------  -------- ---------  --------
   Options outstanding at
    beginning of period....    12,857  $   6.43     9,348  $   8.12     8,866  $   7.59
   Stock options:
     Granted...............     4,623  $   4.52    13,134  $   7.02     3,437  $   8.46
     Exercised.............    (2,252) $   6.16      (559) $   4.52    (1,722) $   6.67
     Canceled..............    (7,579) $   6.42    (9,066) $   9.10    (1,233) $   7.49
                            ---------  -------- ---------  -------- ---------  --------
   Options outstanding at
    end of period..........     7,650  $   6.08    12,857  $   6.43     9,348  $   8.12
                            =========  ======== =========  ======== =========  ========
   Exercisable.............     3,633               6,952               3,832

   The fair value of each option grant, as defined by SFAS 123, is estimated on the date of grant using the Black-Scholes pricing model. The Black-Scholes pricing model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

                               Year Ended        Year Ended     Nine Months Ended
                            December 31, 1999 December 31, 1998 December 31, 1997
                            ----------------- ----------------- -----------------
   Expected life...........     2.3 years         2.3 years         3.0 years
   Risk-free interest
    rate...................       6.39%             4.64%             5.72%
   Volatility..............       88.0%             66.7%             68.6%
   Dividend yield..........       0.00%             0.00%             0.00%

   The weighted-average fair value of the stock options granted under the EOP's during the years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997, as defined by SFAS 123, was $3.01, $3.88, and $4.81, respectively.

   The following table summarizes information about fixed stock options outstanding at December 31, 1999. Amounts are in thousands, except share and exercise price and contractual life:

                                              Options Outstanding       Options Exercisable
                                           -------------------------- ------------------------
                                Number      Weighted-                     Number     Weighted-
                            Outstanding at   Average     Weighted-    Exercisable at  Average
           Range of          December 31,  Contractual    Average      December 31,  Exercise
       Exercise Prices           1999         Life     Exercise Price      1999        Price
       ---------------      -------------- ----------- -------------- -------------- ---------
        (in thousands)        (in years)               (in thousands)
   $0.2927-$4.0313.........     1,897         9.33         $ 3.59           943       $ 3.40
   $4.0625-$4.8750.........     1,612         9.22           4.37           207         4.63
   $4.8788-$6.4375.........     1,668         6.57           6.29         1,191         6.35
   $6.5000-$6.5000.........     1,669         8.02           6.50           692         6.50
   $6.5625-$49.0000........       804         6.54          14.03           600        15.28
                                -----         ----         ------         -----       ------
   $0.2927-$49.0000........     7,650         8.12         $ 6.08         3,633       $ 6.99
                                =====                                     =====

                              INPRISE CORPORATION

 InterBase Stock Option Plan

   In October 1998, the board of directors of InterBase Software Corporation ("InterBase"), a wholly-owned subsidiary, approved the proposal to establish the InterBase Software Corporation 1998 Stock Option Plan ("InterBase Option Plan"). During 1999, we merged InterBase into Inprise Corporation. We repurchased all options outstanding under the InterBase Option Plan at a total cost of $5.1 million.

 Employee Stock Purchase Plan

   We have several Employee Stock Purchase Plans. These plans allow eligible employees of Inprise Corporation and its subsidiaries to purchase shares of common stock through payroll deductions. Purchases are limited to 15% of the employee's compensation, subject to a maximum annual employee contribution limited to a $25,000 market value but limited to no more than 2,500 shares of stock. The ESPP shares may be purchased by participants at the lower of 85% of the fair market value at the beginning of the offering period or the purchase date. Of the 2,150,000 shares of common stock that have been reserved for issuance under the two plans, 1,457,749 shares were issued through December 31, 1999. Sales under the two plans during the years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997 were 309,434, 298,364, and 77,426 shares of common stock at an average price of $3.85, $5.63, and $6.04 per share, respectively.

   Compensation cost (included in pro forma net income and net income per share amounts) is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following weighted average assumptions for the years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997, respectively: an expected life of six months; expected volatility of 88%, 67%, and 69%; risk-free interest rates of 6.39%, 4.64%, and 5.72%; and dividend yields of 0%. The weighted average fair value of those purchase rights granted during the years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997, as defined by SFAS 123, was $4.33, $2.24, and $4.60, respectively.

 Pro Forma Net Income and Net Income Per Share

   Had we recorded compensation costs based on the estimated grant date fair value, as defined by FAS 123, for awards granted under our stock option and stock purchase plans, our pro forma net income and earnings per share for the years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997 would have been as follows (amounts in thousands, expect per share data):

                               Year Ended        Year Ended     Nine Months Ended
                            December 31, 1999 December 31, 1998 December 31, 1997
                            ----------------- ----------------- -----------------
   Net income (loss):
     As reported...........      $22,684          $  8,346          $ (3,894)
     Pro Forma.............      $12,624          $(12,982)         $(18,719)

   Net income (loss) per
    share:
     As reported basic.....      $  0.40          $   0.16          $  (0.09)
     As reported diluted...      $  0.35          $   0.14          $  (0.09)

     Pro Forma basic.......      $  0.22          $  (0.26)         $  (0.38)
     Pro Forma diluted.....      $  0.20          $  (0.26)         $  (0.38)

   The pro forma amounts include compensation expense related to the years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997 stock option grants and stock purchase rights. In future years, the annual compensation expense will increase relative to the fair value of stock options and stock purchase rights granted in those future years.

                              INPRISE CORPORATION

NOTE 15. STOCKHOLDER RIGHTS AGREEMENT

   In December 1991, we adopted a Stockholder Rights Agreement to protect the stockholders in the event that a third party proposes an unsolicited takeover of the Company that has not been recommended or approved by the Board of Directors.

   Under the Stockholder Rights Agreement, each share of our outstanding common stock carries one preferred share purchase right ("Right"). Each Right entitles the holder under certain circumstances, to purchase common stock at a 50% discount from our then current market price. The Rights are redeemable at a nominal price and expire in 2001.

   Effective as of February 6, 2000, the Stockholder Rights Agreement was amended in order to, among other things, prevent the transactions contemplated by the merger agreement with Corel and the related option agreement providing for the grant by Inprise to Corel of options to purchase 12 million shares of Inprise common stock from causing the Rights to become exercisable.

NOTE 16. LITIGATION

   The Company and certain of our former officers and directors were named defendants in two lawsuits, Kaplan, et al vs. Kahn, et al, and Crook, et al vs. Kahn, et al, originally filed in the United States District Court for the Northern District of California in 1993 and 1995, respectively. The lawsuits alleged certain securities law violations during the periods between 1991 and 1994. In 1996, the parties entered into an agreement to settle both lawsuits. The agreement was submitted to the Court for approval and monies were deposited in escrow to fund the settlement. At the time, we recorded an expense for the amount of our contribution to the settlement. On September 3, 1999, the Court approved the settlement agreements in both lawsuits, together with a revised plan of allocation of the settlement proceeds. On March 20, 2000, the Court entered a final order certifying the settlement class and a final order certifying the settlement class and dismissing both lawsuits. This order will become final on April 19, 2000 unless a Notice of Appeal is filed. The Company does not expect that an appeal will be pursued.

   On April 10, 1997, Western Imaging, Inc. ("Western Imaging") filed a complaint in the U.S. District Court for the Northern District of California against Visigenic Software, Inc. ("Visigenic"), a company acquired by Inprise in February 1998, and Corel Corporation, a licensee of Visigenic, alleging breach of contract, intentional and negligent misrepresentation, copyright infringement, trademark infringement, misappropriation of trade secrets and other related claims. On June 2, 1994, Western Imaging purchased from Visigenic the rights to a software product called "Lumena." Western Imaging claims that
(1) Visigenic failed to deliver all of the source code for Lumena, and (2) "Lumena" included three additional software products called "Color Tools," "Creative License," and "Oasis". Visigenic denies Western Imaging's claims. These three latter products were also licensed by Visigenic to Corel on a non-exclusive basis.

   Pursuant to the Court's order on February 20, 1998, the parties participated in a non-binding mediation on July 17, 1998. No settlement was reached. Both parties thereafter filed motions for summary judgment. The Court denied Western Imaging's motion. Our motion was granted in part and denied in part. The Court dismissed Western Imaging's claims for unfair competition, unjust enrichment and misappropriation of trade secrets. The parties agreed to participate in a second mediation following additional discovery. The parties participated in three further mediation sessions, and on October 26, 1999, a confidential settlement was reached which also included Federal Insurance Company (see next paragraph). That settlement has now been fully consummated.

   In a related matter, Visigenic sued their insurer, Federal Insurance Company, seeking to obtain a declaration that Federal Insurance owed Visigenic and Corel a duty of defense and coverage for the Western

                              INPRISE CORPORATION

Imaging lawsuit and claims based on advertising injury coverage. Both Federal Insurance and Visigenic filed summary judgment motions in this case, which were heard by the Court on August 14, 1998. On May 3, 1999, the Court granted our motion and denied Federal Insurance's motion the effect of which (subject to appeal) was that Visigenic and Corel would be entitled to reimbursement of attorneys fees and costs and to payment of future such fees and costs with respect to the Western Imaging lawsuit. All claims in the Visigenic vs. Federal Insurance lawsuit have been settled as part of the confidential settlement referred to in the previous paragraph. That settlement has now been fully consummated.

   We are also involved in various other legal actions arising in the normal course of our business. We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results. However, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse affect on our financial condition or results of operations.

                              INPRISE CORPORATION

NOTE 17. ENTERPRISE WIDE DISCLOSURES

   We have various wholly owned subsidiaries, which develop and/or market our products in other countries. In certain international markets not covered by our non-U.S. subsidiaries, we generally sell through independent distributors. In June 1997 FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes standards for reporting financial information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Reportable segments, as defined by SFAS 131, were identified based upon the internal reporting structure of the Company. Each reportable segment is responsible for marketing and selling all our products and services within their predetermined geographical region. Intercompany transactions are recorded and either cost or applicable transfer price, as appropriate. Intercompany transactions and balances are eliminated upon consolidation. Summary financial information from our reportable segments follows (amounts in thousands):

                             Year Ended        Year Ended     Nine Months Ended
                          December 31, 1999 December 31, 1998 December 31, 1997
                          ----------------- ----------------- -----------------
Net revenues from
 unaffiliated customers:
  U.S. operations
   (including exports)...     $  76,780         $ 95,712          $ 63,037
  European operations....        60,500           63,654            45,100
  Japan operations.......        19,927           16,924            20,075
  Other international
   operations............        17,599           12,822            17,724
                              ---------         --------          --------
Net revenues.............     $ 174,806         $189,112          $145,936
                              =========         ========          ========
  Enterprise.............     $  36,252         $ 47,741          $ 19,552
  Development tools and
   other.................       114,298          118,473           112,523
  Service revenue........        24,256           22,898            13,861
                              ---------         --------          --------
Net revenue..............     $ 174,806         $189,112          $145,936
                              =========         ========          ========
Intercompany revenues
 U.S.....................         8,858         $  8,527          $  8,225
Eliminations.............        (8,858)          (8,527)           (8,225)
                              ---------         --------          --------
Reported intercompany
 revenue.................     $     --               --           $    --
                              =========         ========          ========
Depreciation and
 amortization expense:
  U.S. operations........     $  13,060         $  8,013          $  8,021
  European operations....           681              671               514
  Japan operations.......           431              384               378
  Other international
   operations............         1,159              236               242
                              ---------         --------          --------
Depreciation and
 amortization expense....     $  15,331         $  9,304          $  9,155
                              =========         ========          ========
Operating results:
  U.S. operations........     $(117,026)        $(50,452)         $(30,600)
  European operations....        25,360           26,757            17,960
  Japan operations.......         6,572            3,471             6,541
  Other international
   operations............         2,210            2,298             1,551
                              ---------         --------          --------
Operating loss...........     $(82,884)         $(17,926)         $ (4,548)
                              =========         ========          ========
Long-lived assets:
  U.S. operations........     $  71,202         $109,096          $105,866
  European operations....         1,607            1,427             1,436
  Japan operations.......         5,135            4,643             3,649
  Other international
   operations............         1,937              369               410
                              ---------         --------          --------
Long-lived assets........     $  79,881         $115,535          $111,361
                              =========         ========          ========
Identifiable assets:
  U.S. operations........     $  86,525         $141,996          $126,426
  European operations....        12,617           13,937            14,058
  Japan operations.......         8,374            8,513             8,148
  Other international
   operations............         7,807            4,981             4,641
                              ---------         --------          --------
Identifiable assets......     $ 115,323         $169,427          $153,273
  General corporate
   assets (cash, cash
   equivalents, and short
   term investments).....       197,693           84,361           102,551
                              ---------         --------          --------
Total assets.............     $ 313,016         $253,788          $255,824
                              =========         ========          ========

                              INPRISE CORPORATION

   Other international operations include activities of subsidiaries in Australia, Brazil, Canada, Hong Kong, Singapore and Taiwan.

   Revenues, operating results and identifiable assets are classified by location of our facilities rather than by customer location. Revenues related to product transfers between geographic areas were not significant. Export revenues from the U.S. represented $2.8 million, $7.3 million, and $10.0 million, during the years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997, respectively.

   For the years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997 sales to one customer, Ingram Micro and its subsidiaries, accounted for approximately 11%, 10%, and 10% of our net revenues, respectively.

NOTE 18. INVESTMENT IN STARFISH SOFTWARE, INC.

   We had a minority common stock interest in Starfish Software, Inc. ("Starfish"). On September 23, 1998 ("Closing Date"), Motorola, Inc. ("Motorola") completed the acquisition of Starfish. The acquisition involved a combination of cash and Motorola common stock, part of which was withheld in escrow. Based upon the cash and common stock consideration not subject to, or released from, escrow, we recorded gains of approximately $2.9 million and $16.6 million during the years ended December 31, 1999 and 1998, respectively.

                                                                     SCHEDULE II

                              INPRISE CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

            For the Years ended December 31, 1999 and 1998, and the
                      Nine Months ended December 31, 1997
                                 (in thousands)

                                         Balance  Charged to            Balance
                                           at     Statements Deductions at End
                                        Beginning     of        From      of
                                        of Period Operations  Reserves  Period
                                        --------- ---------- ---------- -------
December 31, 1999:
 Allowance for sales returns, rebates
  and doubtful accounts................  $ 8,293   $24,120    $17,956   $14,457
December 31, 1998:
 Allowance for sales returns, rebates
  and doubtful accounts................  $11,996   $22,613    $26,316   $ 8,293
December 31, 1997:
 Allowance for sales returns,rebates
  and doubtful accounts................  $16,262   $13,661    $17,927   $11,996

                              INPRISE CORPORATION

                       ACTIVE SUBSIDIARIES OF REGISTRANT

                                                                   Jurisdiction
                                                                        of
   Name                                                           Incorporation
   ----                                                           --------------
   INPRISE (AUSTRALIA) PTY, LTD..................................   Australia
   INPRISE CANADA, INC...........................................     Canada
   INPRISE (UK).................................................. United Kingdom
   INPRISE (FRANCE)..............................................     France
   INPRISE GMBH..................................................    Germany
   INPRISE (HK) LTD..............................................   Hong Kong
   INPRISE (JAPAN) CO., LTD......................................     Japan
   INPRISE (SINGAPORE) PTE., LTD.................................   Singapore
   INPRISE, B.V. (NETHERLANDS)...................................  Netherlands
   INPRISE TECHNOLOGY, CORPORATION...............................    Delaware
   INTERBASE, INC................................................    Delaware
   APOGEE INFORMATION SYSTEMS, INC............................... United States
   INPRISE DO BRASIL.............................................     Brasil
   INPRISE SALES CORPORATION.....................................      USVI
   INPRISE INTERACTIVE, INC......................................    Delaware
   INPRISE VENTURES, INC.........................................    Delaware