Form 10-Q
period 2000-03-31
INPRISE CORP
filed 2000-05-12
CIK 853273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         ---
                 SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         ___     SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number 0-16096

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

                        YES      |X|          NO
                                -----               -----

          The number of shares of common stock outstanding as of April 30, 2000, latest practicable date prior to the filing of this report, was 61,197,820.

                              INPRISE CORPORATION

                               TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            at March 31, 2000 and December 31, 1999 ................................... 3

            Condensed Consolidated Statements of Operations for the
            three months ended March 31, 2000 and 1999 ................................ 4

            Condensed Consolidated Statements of Comprehensive Income for
            for the three months ended March 31, 2000 and 1999 ........................ 5

            Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 2000 and 1999 ................................ 6

            Notes to Condensed Consolidated Financial Statements ...................... 7

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations ......................... 10

Item 3.     Quantitative and Qualitative Disclosure
            About Market Risk ........................................................ 27

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings ........................................................ 29

Item 2.     Changes in Securities and Use of Proceeds................................. 29

Item 5.     Other Information......................................................... 29

Item 6.     Exhibits and Reports on Form 8-K ......................................... 30

            Signatures ............................................................... 30

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

                              INPRISE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT PAR VALUE AND SHARE AMOUNTS)

                                                       March 31,  December 31,
                                                          2000        1999
                                                       ---------  -----------
                                                      (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                             $ 233,954   $ 192,013
 Short-term investments                                    5,709       5,680
 Accounts receivable, net                                 28,776      27,303
 Other current assets                                     11,536       8,139
                                                       ---------   ---------
  Total current assets                                   276,975     233,135
Property and equipment, net                               23,419      75,002
Other non-current assets                                   7,802       4,879
                                                       ---------   ---------
  Total assets                                         $ 311,196   $ 313,016
                                                       =========   =========
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                 $  43,052   $  41,733
 Income taxes payable                                      4,019       5,808
 Deferred revenue                                         15,041      12,273
 Other                                                    11,821      18,083
                                                       ---------   ---------
  Total current liabilities                               73,933      77,897

Long-term debt and other                                  18,996      19,462

Stockholders' equity:
 Preferred stock: Series A, $.01 par value;
  1,000,000 shares authorized; no shares
  issued or outstanding                                       --          --
 Preferred stock: Series C convertible, $.01 par
  value; 625 shares authorized; 625 shares
  issued and outstanding                                      --          --
 Common stock: $.01 par value; 100,000,000
  shares authorized; 61,193,137 and 60,672,547
  shares issued and outstanding                              612         607
 Additional paid-in capital                              468,410     464,527
 Accumulated deficit                                    (230,718)   (229,572)
 Cumulative comprehensive income                           5,168       5,300
                                                       ---------   ---------

                                                         243,472     240,862

 Common stock in treasury, at cost - 4,473,800
  shares                                                 (25,205)    (25,205)
                                                    ------------   ---------

  Total liabilities and stockholders' equity           $ 311,196   $ 313,016
                                                       =========   =========

     See accompanying notes to condensed consolidated financial statements.

                              INPRISE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)

                                              Three Months Ended
                                                   March 31,
                                            ---------------------
                                               2000        1999
                                            ---------   ---------
Licenses and other revenue                    $39,774    $ 37,920
Service revenue                                 6,726       5,495
                                              -------    --------
 Net revenue                                   46,500      43,415
                                              -------    --------
Cost of licenses and other revenue              4,063       5,750
Cost of service revenue                         4,936       5,426
                                              -------    --------
 Cost of revenue                                8,999      11,176
                                              -------    --------
Gross profit                                   37,501      32,239
                                              -------    --------
Research and development                       11,053      10,906
Selling, general and administrative            27,221      32,977
Restructuring and merger related charges           --       6,959
Other non-recurring charges                        --       8,193
Merger - related expenses                       1,542          --
                                              -------    --------
 Total operating expenses                      39,816      59,035
                                              -------    --------
Operating loss                                 (2,315)    (26,796)
Interest income, net and other                  2,215       2,235
                                              -------    --------
Loss before income taxes                         (100)    (24,561)
Income tax provision                            1,046       1,028
                                              -------    --------
  Net loss                                    $(1,146)   $(25,589)
                                              =======    ========
Net loss per share:

 Basic                                         $(0.02)     $(0.54)

 Diluted                                       $(0.02)     $(0.54)

 Weighted average shares - basic               61,080      47,753

 Weighted average shares - diluted             61,080      47,753

     See accompanying notes to condensed consolidated financial statements.

                              INPRISE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (IN THOUSANDS; UNAUDITED)

                                             Three Months Ended
                                                  March 31,
                                               2000       1999
                                             -------   --------
Net loss                                     $(1,146)  $(25,589)

Other comprehensive loss:
Foreign currency translation adjustments        (132)    (1,965)
                                             -------   --------
Comprehensive loss                           $(1,278)  $(27,554)
                                             =======   ========

     See accompanying notes to condensed consolidated financial statements.

                              INPRISE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)

                                                      Three Months Ended
                                                            March 31,
                                                     ---------------------
                                                        2000       1999
                                                     ----------  ---------
Cash flows from operating activities:
 Net loss                                             $ (1,146)   $(25,589)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:

  Depreciation and amortization                          3,066       3,662
  Gain on sale of long-term investment                      --      (1,263)
  (Gain)Loss on sale of fixed asset                        500         (18)
 Change in assets and liabilities:
  Accounts receivable                                   (2,134)      3,552
  Other assets                                             278        (800)
  Accounts payable and accrued expenses                  1,608       4,119
  Income taxes payable                                  (2,964)       (156)
  Other (primarily deferred revenue
  and restructuring)                                     2,093       3,309
                                                      --------    --------
  Cash provided by (used in)operating activities         1,301     (13,184)
                                                      --------    --------
Cash flows from investing activities:
 Purchase of property and equipment                       (377)     (3,043)
 Proceeds from sale of property                         39,651          18
   Net change in short-term investments                    (29)      2,767
 Long-term investment, net                              (2,500)        529
                                                      --------    --------
  Cash provided by investing activities                 36,745         271
                                                      --------    --------
Cash flows from financing activities:
 Proceeds from issuance of Common Stock, net             3,887          36
 Repurchase of Common Stock                                 --      (4,871)
 Repayment of capital lease
   obligations and other debt activity                     (43)        (26)
                                                      --------    --------
  Cash provided by (used in) financing activities        3,844      (4,861)
Effect of exchange rates on cash                            51      (1,529)
                                                      --------    --------
Net change in cash and cash equivalents                 41,941     (19,303)
Cash and cash equivalents at beginning of period       192,013      81,137
                                                      --------    --------
Cash and cash equivalents at end of period            $233,954    $ 61,834
                                                      ========    ========

     See accompanying notes to condensed consolidated financial statements.

INPRISE CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.  PLAN TO MERGE WITH COREL CORPORATION

On February 6, 2000, Inprise entered into a merger agreement with Corel Corporation and a wholly owned subsidiary of Corel. Pursuant to the merger agreement, upon completion of the merger, Inprise will become a wholly-owned subsidiary of Corel. Corel is one of the world's largest developers of business productivity, graphics and operation solutions. Under the terms of the merger agreement, Inprise stockholders will receive 0.747 of a share of Corel common stock for each share of Inprise common stock held by such stockholders upon closing of the transaction; on a fully diluted basis, Inprise stockholders will own approximately 44% and Corel stockholders will own approximately 56% of the combined entity. The board of directors of both companies have approved the transaction. The merger is contingent upon the approval of both companies' stockholders.

Dr. Michael C.J. Cowpland, Corel's Chairman of the Board, President and Chief Executive Officer, will remain as President, Chief Executive Officer and a director of the combined company. Dale Fuller, Inprise's Interim President and Chief Executive Officer, will be Chairman of the Board of Directors of the combined company. The Corel board will also be comprised of Robert Kohn, who became a director of Inprise on May 7, 2000 and has been designated by Inprise (with Corel's approval) to serve as a director of the combined company, and three individuals who are current members of the Corel board. Corel has agreed that it will recommend and support the election of Mr. Fuller and the other Inprise designee to the Corel board at Corel's 2001 and 2002 annual meetings of shareholders. Corel's obligation to cause Mr. Fuller to be appointed as chairman of the Corel board continues until Corel's 2003 annual meeting of the shareholders or for such longer time as may be agreed to by Mr. Fuller and the Corel board. The operations of the combined company will be headquartered in Ottawa, Ontario, Canada, with Inprise's operations remaining in its current Silicon Valley locations. For additional information regarding the potential merger, please read this document in conjunction with the Form S-4 filed with the SEC by Corel Corporation on April 4, 2000.

NOTE 2.  SALE OF THE CORPORATE FACILITIES

On March 17, 2000, Inprise completed the sale of its corporate facilities at 100 Enterprise Way, Scotts Valley, California, to Enterprise Way Associates, LLC as assignee of ScalanKemperBard Companies. We received approximately $44.1 million in consideration for the facility. Consideration in the transaction was net of $2.5 million held in escrow to cover potential costs to improve the building and $0.4 million in other disposal costs. We recorded a write-down of the corporate facility of $29.7 million during the quarter ended December 31, 1999. In conjunction with the sale of the facility, we entered into a long-term lease arrangement to use approximately 44% of the building for corporate purposes.


NOTE 3.  THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of  Presentation

The accompanying condensed consolidated financial statements as of March 31, 2000 and the three months ended March 31, 2000 and 1999 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Inprise's financial position, results of operations and cash flows as of March 31, 2000 and for the three months ended March 31, 2000 and 1999. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements and notes should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as filed with the SEC on April 4, 2000.

NOTE 4. NET INCOME PER SHARE

We compute net income (loss) per share in accordance with SFAS No. 128 "Earnings per Share." Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, which consist of incremental shares issuable upon exercise of stock options and warrants and upon conversion of the Series C Convertible Preferred Stock, are included in diluted net income (loss) per share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net income
(loss) per share for the periods indicated (in thousands, except per share amounts):

                                           Three Months Ended
                                           ------------------
                                               March 31,
                                             2000       1999
                                           -------   --------
Numerator:
Net loss before accretion charges          $(1,146)  $(25,589)

Accretion charges to preferred stock           219         26
                                           -------   --------
Loss available to common
 stockholders for basic and
 diluted earnings per share                $(1,365)  $(25,615)
                                           -------   --------

Denominator:
Denominator for basic and diluted loss
 per share - weighted average shares        61,080     47,753
                                           -------   --------

Net loss per share - basic                 $ (0.02)  $  (0.54)
                                           =======   ========
Net loss per share - diluted               $ (0.02)  $  (0.54)
                                           =======   ========


NOTE 5. RESTRUCTURING


The following table summarizes our restructuring activity for the three months ended March 31, 2000:

                                 Severance              Other
                                    and                 Asset
                                Benefits  Facilities   Charges     Other     Total
                                --------- ----------   -------    ------     ------
Accrual at December 31, 1999        $3,003    $ 997    $ 4,764    $1,204    $ 9,968
Cash payments                         (515)    (124)        --      (152)      (791)
Non-cash costs                          --       --     (4,139)     (459)    (4,598)
                               ----------------------------------------------------
Accrual at March 31, 2000           $2,488    $ 873    $   625       593    $ 4,579
                               ====================================================

Subsequent to December 31, 1999, there have not been any changes to our estimate of the total costs of prior restructuring provisions.

NOTE 6.   INCOME TAXES

We have significant net operating loss and tax credit carryforwards in the U.S. and a number of non-U.S. jurisdictions in which we conduct business. These losses and credit carryforwards are used to offset our tax liability. In addition, we incur withholding taxes in a number of non-U.S. jurisdictions that is imposed regardless of the profitability of Inprise in that jurisdiction. We anticipate our tax provision for 2000 to be comprised principally of non-U.S. income taxes and non U.S. withholding taxes. In 1999, our tax provision was comprised of U.S. taxes, federal and state, and non-U.S. income and withholding taxes. The principal difference between the 2000 and 1999 tax provisions is the U.S. tax provision related to the income from the one-time patent cross-license agreement with Microsoft.

NOTE 7.  INVESTMENT

On March 17, 2000, Inprise entered into a Share Purchase Agreement with Troll Tech AS ("Troll Tech"). Troll Tech, which is headquartered in Oslo, Norway, is a leading provider of software used for the development of graphical user interfaces in software applications. Under the terms of the agreement, Inprise purchased a minority interest in Troll Tech. This investment is recorded at cost.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

  The matters discussed throughout this Quarterly Report that are not historical facts are forward-looking statements and accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

  These forward-looking statements may relate to, but are not limited to, future capital expenditures, acquisitions, future revenues, earnings, margins, costs, product release dates, demand for our products, market trends in the software industry, interest rates and inflation and various economic and business trends. You can identify forward-looking statements by the use of words such as "expect," "estimate," "project," "budget," "forecast," "anticipate," "plan" and similar expressions. Forward-looking statements include all statements regarding expected financial position, results of operations, cash flows, dividends, financing plans, business strategies, operating efficiencies or synergies, budgets, capital and other expenditures, competitive positions, markets and growth opportunities for existing or proposed products or services, plans and objectives of management, and markets for stock of Inprise and conditions or trends in the securities markets where shares of Inprise stock are traded. Forward-looking statements also include all statements regarding the pending merger with Corel Corporation.

  Examples of factors that you should consider with respect to any forward-looking statements made throughout this Quarterly Report include, but are not limited to, the following:

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

  These forward-looking statements are found at various places throughout this Quarterly Report. We caution you not to place undue reliance on these forward-looking statements, which unless otherwise indicated, speak only as of the date they were made. Inprise does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of events that we do not currently anticipate.

  You may read and copy any reports, statements or other information filed by Inprise at SEC Public Reference Rooms at 450 Fifth Street, N.W., Washington, D.C. 20549 or at any of the SEC's other public reference rooms in New York, Chicago, and Illinois. Please call SEC at 1-800-SEC-0330 for further information on public reference rooms. Inprise's filings with the SEC are also available to the public from commercial document-retrieval services and at the Internet web site maintained by SEC at www.sec.gov. In addition, any reports, statements or
                          -----------
other information filed by Inprise with the SEC may also be obtained for free from Inprise by directing such request to: Inprise Corporation, 100 Enterprise Way, Scotts Valley, California 95066-3249, Attention: Investor Relations, telephone: (831) 431-1000, e-mail: investor@inprise.com.
                                   --------------------

OVERVIEW

  Inprise is a leading provider of Internet-enabling software and services designed to reduce the complexity of application development for corporations and individual programmers. We develop and provide integrated, scalable and secure solutions, distinguished for their ease of use, performance and productivity. Committed to most major computing platforms as well as the open standards of the Internet, we provide service and support for software developers worldwide through our online developer community and E-commerce site
- community.borland.com - offering a range of technical information, value-added services and third-party products. Our product lines and services are designed to assist software developers and business enterprises in their development and deployment of software in the desktop, client/server, distributed objects and Internet and corporate intranet environments.

  We market and distribute our products worldwide primarily through independent distributors, dealers, value-added resellers ("VARs") and independent software vendors ("ISVs"). We also market and sell to corporations, governments, educational institutions and other end-user customers through direct sales and through the Internet.

RESULTS OF OPERATIONS

Revenue. Our revenue is derived from software licenses, customer support, training and consulting services.

Licenses and Other Revenue. License revenue represents amounts earned from granting customers licenses to use our software products. Licenses and other revenue totaled $39.8 million for the quarter ended March 31, 2000; an increase of 5% from the same quarter of 1999. Revenue during the three months ended March 31, 2000 was favorably affected by the release of JBuilder 3.5 during the quarter. With this product release, JBuilder revenue more than doubled over the same quarter a year ago. We released JBuilder 3.0 in the quarter ended June 30, 1999. The increase in JBuilder revenues was offset by a 44% decline in revenues from the non-strategic enterprise and desktop products. Revenues from non-strategic products represented 8% and 15% of Inprise's overall revenue for the quarters ended March 31, 2000 and 1999, respectively.

Service Revenue. Service revenue represents amounts earned from customer support, training, consulting and education services related to our software products. Service revenue increased to $6.7 million for the quarter ended March 31, 2000 compared to $5.5 million for the quarter ended March 31, 1999. This increase is primarily related to increased technical support revenue as the Company focuses on support offerings for its enterprise products.

International Revenue. International revenue represented 63% of our total net revenue for the quarter ended March 31, 2000 compared to 55% for the quarter ended March 31, 1999. We expect that our international operations will continue to provide a significant portion of our total revenue.

The following table presents our total revenue by geographic area:

                        Three Months Ended
                             March 31,
                         -----------------
                          2000      1999
                         -------   -------
      United States      $17,205   $19,530
      Europe              15,899    15,459
      Japan                7,722     4,698
      Other                5,674     3,728
                         -------   -------
Net revenues             $46,500   $43,415
                         =======   =======

Cost of Revenue

Cost of Licenses and Other Revenue. Cost of licenses revenue consists primarily of production costs, product packaging, and royalties paid to third-party vendors. Cost of licenses and other revenue was $4.1 million and $5.8 million for the quarters ended March 31, 2000 and 1999, respectively. The decrease in cost of licenses revenue during the quarter was due to the decreased volume of units sold compared to the quarter a year ago. In addition, the Company lowered the cost of inventory due to better inventory management. Cost of licenses revenue may vary in future periods due to changes in royalty obligations to third-party technology providers, certain manufacturing costs as well as the number of new products and product upgrades introduced in any respective quarter.

Cost of Service Revenue. Cost of service revenue consists primarily of salaries and benefits, third-party contractor costs, and related expenses incurred in providing customer support, training and education. Cost of service revenue was $4.9 million and $5.4 million for the quarters ended March 31, 2000 and 1999, respectively. This decrease in costs was primarily due to lower employee related expenses, as the Company reduced the headcount within its professional service group during the fourth quarter of 1999. Cost of service revenue as a percentage of service revenue may also vary between periods due to the combination of services that we provide to customers and the extent to which employees or contractors are used to provide those services.

Operating Expenses

Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs and fees and expenses of third-party consultants. Research and development expenses were 24% and 25% of net revenues for the quarters ended March 31, 2000 and 1999, respectively. Research and development expenses, in absolute dollars, for the quarter ended March 31, 2000 remained consistent with the quarter ended March 31, 1999.

Sales, General and Administrative. Sales, general and administrative (SG&A) expenses consist primarily of salaries, benefits, sales commissions, the cost of product marketing programs, and facility and information system costs. SG&A expenses decreased by 18% this quarter compared to the same quarter of last year and represented 59% and 76% of net revenue for the quarters ended March 31, 2000, and 1999, respectively. This decrease was principally due to decreased employee costs and a reduction in depreciation costs, as Inprise disposed of its Scotts Valley facility and certain information systems capital assets during the quarter ended March 31, 2000.

Restructuring and Merger-Related Charges. In January 1999, we announced the restructuring of our corporate operations. We recorded a restructuring charge of $7.0 million primarily related to severance costs.

During December 1999, we recorded a restructuring charge of $34.8 million. The restructuring charge consists primarily of a write-down for the sale of our Scotts Valley facility of $29.7 million; a $3.1 million charge for discontinuation of our European information system implementation; severance costs associated with organizational changes of $3.0 million and other miscellaneous restructuring related costs of $3.1 million. These charges were offset, in part, by the reversal of prior restructuring charges totaling $4.1 million.

During the quarter ended March 31, 2000, Inprise paid approximately $0.8 million for severance, facility and other costs as part of the December 1999 restructure charge. In connection with the pending merger transaction with Corel previously described, Inprise has incurred approximately $1.5 million in costs through March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, total cash, cash equivalents and short-term investments totaled $239.7 million up from $197.7 million at December 31, 1999. Working capital increased to $203.0 million, up from $155.2 million at December 31, 1999, primarily due to the $39.6 million in cash received from the sale of the Scotts Valley facility. We expect that our current working capital will be sufficient to finance our working capital requirements at least through the next twelve months.

LEGAL PROCEEDINGS

  Inprise and certain of its former officers and directors were named defendants in two lawsuits, Kaplan, et al vs. Kahn, et al, and Crook, et al vs. Kahn, et al, originally filed in the United States District Court for the Northern District of California in 1993 and 1995, respectively. The lawsuits alleged certain securities law violations during the periods between 1991 and 1994. In 1996, the parties entered into an agreement to settle both lawsuits. The agreement was submitted to the Court for approval and monies were deposited in escrow to fund the settlement. At the time, we recorded an expense for the amount of our contribution to the settlement. On September 3, 1999, the Court approved the settlement agreements in both lawsuits, together with a revised plan of allocation of the settlement proceeds. On March 20, 2000, the Court entered a final order certifying the settlement class and a final order certifying the settlement class and dismissing both lawsuits. This order became final on April 19, 2000.

     On April 14, 2000, a complaint was filed by Management Insights, Inc., a stockholder of Inprise and a company controlled by C. Robert Coates, a former director of Inprise, and members of his family, against Inprise, each of the members of the Inprise board, Corel and Corel's merger subsidiary in the Court of Chancery of the State of Delaware, in a lawsuit captioned, Management Insights, Inc. v. Inprise Corporation, Dale Fuller, William F. Miller, William Hooper, David Heller, Corel Corporation and Carleton Acquisition Co. In its complaint, plaintiff seeks, among other things, a preliminary and permanent injunction against consummation of the merger of Inprise and Corel, rescission or other equitable relief in event that the merger is consummated and other unspecified damages. The complaint alleges, among other things, that (i) the Inprise board breached its fiduciary duties in entering into the merger agreement with Corel and, later, by not terminating the merger agreement and abandoning the merger, (ii) the representations and warranties made by Corel to induce Inprise to enter into the merger agreement were not correct when made and/or are no longer correct, and (iii) the preliminary version of this Form S-4 registration statement filed by Corel on April 4, 2000 did not accurately and completely describe material facts concerning the proposed merger. The plaintiff claims that the preliminary version of the Form S-4 registration statement was allegedly false and misleading for failing to disclose, among other things, that:

     . Mr. Coates had resigned as an Inprise director on February 6, 2000 over the proposed merger;

     . the value of the Corel common shares that is to be merger consideration has substantially declined since the announcement of the merger;

     . Corel's financial results for the first quarter of fiscal year 2000, ended February 29, 2000, were substantially below expectations and Corel expects similar results for at least the next two quarters;

     . Broadview's analysis in connection with its February 6, 2000 fairness opinion relied on expected and projected financial results provided by Corel that were and/or have proven to be inaccurate; and

     . Corel's had disappointing Linux revenues in the first quarter of fiscal year 2000 and the expectation that Corel will not achieve the Linux revenues it forecast for fiscal year 2000.

     On May 2, 2000, the plaintiff amended its complaint to add the following additional allegations, among others that:

     . Inprise has failed to correct the public record created by Corel's filing with the SEC on April 14, 2000 of the text of a March 8, 2000 press conference at which Dale Fuller, Inprise's interim president and chief executive officer, stated that Mr. Coates had resigned from the Inprise board without giving any reason;

     . given Corel's current stock price, Corel will, if the merger proceeds, acquire Inprise at a discount rather that buying Inprise at a modest premium;

     . Inprise has grounds to withdraw from the merger agreement since Corel's cash position constitutes a change, event or development that is having or could reasonably be expected to have a material adverse effect on Corel;

     . Corel's cash position raises questions concerning the accuracy of Corel's filings with the SEC and its financial statements and financial projections; and

     . given the alleged adverse developments at Corel it would be a breach of fiduciary duty for the Inprise board to proceed with the merger.

     Inprise and its Directors are currently reviewing this complaint and intend to defend themselves against the claims contained in the complaint. As of the date of this report, neither of Inprise, nor any of its Directors has filed an answer to the complaint.

     On April 19, 2000, a complaint was filed by a purported stockholder, on his own behalf and purportedly on behalf of the other stockholders of Inprise, against Inprise and its directors in the Court of Chancery of the State of Delaware, in a lawsuit captioned, Paul Berger v. Dale Fuller, William F. Miller, William Hooper, David Heller and Inprise Corporation. The complaint alleges, among other things, breaches of fiduciary duties by the directors of Inprise in connection with their approval of the merger agreement. In his complaint, the plaintiff seeks, among other things, a preliminary and permanent injunction against consummation of the merger of Inprise and Corel, rescission or other equitable relief in the event that the merger is consummated and other unspecified damages. Inprise and the other defendants are currently reviewing this complaint and intend to defend themselves against the claims contained in the complaint. On May 12, 2000, Inprise filed a motion with the Court of Chancery to dismiss this complaint.

  We are also involved in various other legal actions arising in the normal course of our business. We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results. However, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition or results of operations.

Factors That May Affect Future Results and Market Price of Stock

  Inprise operates in a rapidly changing environment that involves many risks, some of which are beyond our control. The following is a discussion that highlights some of these risks.

 Risks Associated with Plan to Merge with Corel

  We entered into a merger agreement with Corel on February 6, 2000. The merger is contingent, among other things, on the approval by Corel stockholders and our stockholders. There can be no assurance that the merger will be approved by the requisite vote of either our stockholders or Corel's stockholders. In addition, if the merger agreement is terminated under certain circumstances, including, among others, where another party has made an alternative acquisition proposal to acquire Inprise, or if the Inprise board withdraws or changes in a manner adverse to Corel its approval or recommendation of the merger agreement or the merger, Inprise may be required to pay Corel a termination fee of $29.5 million. Under such circumstances, Corel would also be able to exercise its option to purchase up to 12 million shares of Inprise common stock (approximately 19.7% of Inprise's common shares) at an exercise price of $14.94 per share, subject to adjustment, provided that the maximum profit that Corel can obtain pursuant to the option is aggregated with the termination fee that would be payable to Corel and the aggregate amount is limited to $30 million.

  If the merger is approved and completed, there are business risks related to it. Such risks include the failure to successfully integrate and manage acquired technology, operations and personnel, the loss of key employees of Inprise and Corel and diversion of our management's attention from other ongoing business concerns; and the risk of significant charges for in-process research and development or other matters. Any of these factors could have a material adverse effect on our operating results.

  There are risks to our business if the merger is not consummated resulting from the distraction of our management team, the loss of key personnel, the delay in the implementation of product strategies, the postponement of our customers' decision to purchase products and the loss of customers as a result of the uncertainties created. Any of these factors could have a material adverse effect on our business and operating results.

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

  We have experienced the loss of a significant number of management personnel and other key employees. As a result, we have instituted retention programs to retain key employees. We have increased compensation, bonuses, stock options and other fringe benefits in order to attract and retain management and other key personnel. We may be required to further increase such compensation and benefits. We are not certain that these efforts will succeed in retaining our key employees, and failure to attract and retain key personnel could significantly harm our business.

  Unpredictability of Future Revenues: Potential Fluctuations in Quarterly Operating Results and Seasonality

  Our quarterly operating results have varied significantly in the past. We expect that our operating results will continue to vary significantly from time to time. We believe that these variations may result from many factors already described and may include, but may not be limited to, any of the following factors:

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

  An additional risk factor is the lengthening of our sales cycle. We expect that a significant percentage of our future revenue will be from large orders. These large sales typically contain multiple elements, including licenses for development and deployment products, technical support, maintenance, consulting and training services. The revenue from a large order is typically recognized over time, instead of all at the time that order is placed. For example, when the contract is signed, the license and deployment fees may be recognized as revenue. However, revenue related to further services, such as technical support and consulting services, must be deferred until the services are rendered. The timing of recognition of revenue associated with larger sales may have a material adverse effect on our business, operating results and financial position.

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

 Risks in Transition to Direct Sales, Lengthy Sales Cycles and Systems Implementation Selling

  Selling enterprise software products directly to our customers entails sales cycles that are substantially more lengthy and more uncertain than those associated with our traditional business of selling desktop software through retail channels. Customers for enterprise products are predominately larger companies, institutions and governmental entities. These customers generally commit significant time and resources to evaluating enterprise software, and they require us to expend substantial time, effort and money educating them about our software products and solutions. As a result, sales to these types of customers generally require an extensive sales effort throughout the customer's organization, and they often require final approval by an executive officer or senior level employee. All of these factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made. We have experienced and expect to continue to experience delays and uncertainty in the sales cycle as well as increased expenses for these sales.

  We need to extensively train and effectively manage our sales personnel, invest additional resources in the sales effort, and educate our authorized resellers in international markets. Because we recently began making enterprise sales in non-U.S. markets, there can be no assurance that we will successfully complete our transition to the direct sales model outside of the U.S. Our failure to do so could significantly harm our business.

  We have added trained technical personnel to assist our customers in implementing our enterprise software products. Personnel with sufficient expertise and experience for these positions are in great demand, and we may not be able to attract or retain a sufficient number of qualified personnel. Our failure to do so could significantly harm our business.

  We have made changes to our sales compensation programs in recent years in an effort to increase sales. There can be no assurance, however, that they will be successful in achieving this result in the long-term, and such changes could significantly harm our revenues and sales-related expenses.


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

 Risks of Entering a New Business Area

  Our strategy is to focus on enterprise customers, software developers, and the Internet and corporate Intranet markets. Our sales are dependent on these enterprise customers' adopting distributed object technology for information processing and the Internet and corporate Intranets for commerce and communications. Concerns about the Internet and corporate intranets, including security, reliability, cost, ease of use and access and quality of service, may inhibit the adoption of this technology by potential customers, thereby harming our business.

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

  We are investing time and resources in developing products for the Linux operating system. Linux is a new operating system and has yet to be adopted on a widespread basis. At this time, there are few commercially viable products that operate on the Linux operating system. If Linux is not adopted, or is adopted more slowly than anticipated, our investments in Linux technology may not generate the anticipated return, and as a result our business could be materially adversely affected.

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

  Our development tools and distributed objects products compete with products offered by a number of companies, including but not limited to Computer Associates, Microsoft, Oracle, Sun Microsystems, Sybase, Symantec and IBM. In the standards-based distributed object market, we compete primarily with BEA Systems and Iona Technologies. These products also compete against existing or proposed distributed object solutions from hardware vendors such as Hewlett-Packard, IBM and Sun Microsystems.

  In addition, we are dependent upon and in competition with operating systems vendors. To the extent that we are unable to obtain information regarding existing and future operating systems from the developer of such systems, the release of our products for such systems may be delayed or may not be competitive. For example, Microsoft, a significant competitor, is the developer of the Windows operating environments. Microsoft has announced that it intends to include certain middleware functionality in future versions of its Windows 2000 operating system. Microsoft has also introduced a product that includes certain basic application server functionality. The bundling of competing functionality in versions of Windows products requires us to compete with Microsoft in the Windows marketplace where Microsoft has certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, greater name recognition, substantial installed base and the integration of its middleware functionality with Windows. We need to differentiate our products from Microsoft's, based on scalability, functionality, interoperability with non-Microsoft platforms, performance and reliability as well as to establish that our products provide more effective solutions to customers' needs. There can be no assurance that we will be able to differentiate our products successfully from those offered by Microsoft, or that Microsoft's entry into the middleware market will not harm this portion of our business.

  Some of our competitors have substantially greater financial, management, marketing and technical resources than we have. Many of our competitors have well-established relationships with our current and potential customers. They also have extensive knowledge of the markets, extensive development, sales and marketing resources, and they are capable of offering single vendor solutions. In particular, operating system vendors such as Hewlett-Packard, IBM, Microsoft and Sun Microsystems may offer similar products bundled with their own operating systems. For example, Microsoft has introduced DCOM for Microsoft operating systems. In the past, some of our competitors have utilized their greater resources to provide substantial signing bonuses and other inducements to lure away our management and other key personnel.

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

  Commercial acceptance of our products and services is also dependent on the perception of our Company. Successful marketing of our products and promotion of our Company are important to our success. There can be no assurance that our efforts will be successful. In addition, critical or negative statements made by brokerage firms, industry and financial analysts, and industry periodicals about our Company, our products, or our business could negatively impact customer perception. Similarly, negative advertising or marketing efforts conducted by our competitors could affect customer perception. If the customers' perception of us becomes negative, this could have an adverse impact on our business, operating results and financial condition.

  We face intense competition in the development and marketing of Internet and corporate Intranets, middleware and development software. We are not certain that we will be able to compete effectively for Internet and corporate Intranets, on-line services, electronic commerce business opportunities as they arise.

 Dependence on Third Party Licenses

  We are dependent on licenses from third party suppliers for some elements of our products. If any of these licenses were terminated or were not renewed, or these third parties failed to develop new or updated products in a timely manner, we might not be able to ship some of our products. We would then have to develop an alternative to the third party's product. This could result in delays, increased costs or reduced functionality of our products and could have a material and adverse effect on our business, operating results and financial condition.

 Protecting Our Intellectual Property Rights

  As a technology company, our intellectual property rights are among our most valuable assets. We rely on a combination of patent, copyright, trademark, and trade secret laws, contractual arrangements and other methods to protect our proprietary technology. The protective steps we have taken may be inadequate to deter misappropriate of our proprietary technology and, it may be possible for an unauthorized third party to reverse engineer our products, or copy, obtain and use our proprietary technology. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. In addition, the intellectual property laws of some foreign countries are not as protective as the laws of the United States. Accordingly, we cannot be certain that we will be able to protect our proprietary technology against unauthorized third party copying or use that could materially and adversely affect our competitive position.

  From time to time, we receive a notice claiming that we have infringed a third party's patent or other intellectual property right. We expect that software products in general will increasingly be subject to such claims as the number of products and competitors increase and the functionality of products overlap. Regardless of the merit of a claim, responding to any claim can be time consuming and costly and divert our efforts of Inprise's technical and management personnel from productive tasks and/or enter into royalty and licensing agreements that might not be offered or available on acceptable terms. In the event of a successful claim against us, Inprise may be required to pay significant monetary damages, discontinue use and sale of the infringing products, expend significant resources to develop non-infringing technology and/or enter into royalty and licensing agreements that might not be offered or available on acceptable terms. If a successful claim were made against us and we failed to commercially develop or license a substitute technology, our business could be harmed.

 We Have a History of Declining Revenue and Operating Losses

  We recorded an operating loss of $2.3 million for the quarter ended March 31, 2000. This includes expenses of $1.5 million incurred in conjunction with the
pending merger with Corel.   We have had operating losses in five of the past
six fiscal years.

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

 .  changes in our earnings estimates by market analysts;

 .  speculation in the press or analyst community;

 .  actual or anticipated changes in interest rates; and

 . general market conditions or market conditions specific to particular industries.

  In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been institute against the company. The institution of similar litigation against us could result in substantial costs and a diversion of our management's attention and resources, which could materially adversely affect our business, results of operations and financial condition.

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

  Our net revenues and earnings may be affected by a practice called "channel fill." Channel fill occurs when a distributor purchases more products than it expects to sell in anticipation of price changes, sales promotions or incentives. After we announce a new version or new product and prior to the date of product availability, distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of the availability of the new version or product. We try to mitigate the negative effect of this pattern by deferring recognition of revenue associated with distributors' and resellers' inventories that are in excess of appropriate levels. However, channel fill may still affect our net revenues, particularly during periods where we announce several new products at the same time.

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

  For these sales, the pricing and discount terms and conditions of our license agreements are negotiated and vary among our customers. Most of our license agreements with these customers are non-exclusive and do not require them to recommend or offer our products exclusively. Many of our agreements do not require our customers to make a minimum number of purchases. We have virtually no control over the shipping dates or volumes of systems shipped by our customers. Many of the markets for the VAR and ISV products are new and evolving. Therefore, we cannot predict that these customers will purchase our technology for their products in the future. If we are not successful with our current customers or in continuing to secure license agreements with additional VARs and ISVs on profitable terms, our business, financial condition and results of operations could be materially adversely affected.

 Risks Associated with International Operations and Sales

  A substantial portion of our revenue is from international sales. There are inherent risks in doing business internationally. Some of these risks include the following:

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

 .  overlap of different tax structures; and

 .  political instability.

  One or more of these risk factors could have a material adverse effect on our future international operations and, consequently, on our business, operating results and financial condition. In addition, our subsidiaries generally operate in local currencies, and their results are translated monthly into U.S. dollars. If the value of the U.S. dollar increases significantly relative to foreign currencies, our business, operating results and financial condition could be materially adversely affected.

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

 Risks of Anti-takeover Provisions

  In December 1991, we implemented a stockholder rights plan to protect the stockholders in the event of a proposed takeover that has not been recommended or approved by our Board of Directors. Our stockholder rights plan and certain provisions of our Certificate of Incorporation may discourage or prevent an actual or potential change in control of our Company even if such a change in control would be beneficial to our stockholders. These limitations may limit the stockholders' ability to approve transactions that they may deem to be in their best interests. In addition, our Board of Directors has the authority to fix the rights and preferences of, and issue shares of, preferred stock without action by the stockholders. This may have the effect of delaying or preventing a change in control of our Company.

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

  Potential Dilutive Effect of Conversion and Additional Issuance of Series C Preferred Stock ("Series C Stock")

  Each share of Series C Stock is convertible, at the option of the holder, after a two year holding period, or, automatically, when the business liquidates or in the event of a transaction such as the merger with Corel. The shares are convertible, based on a fixed conversion ratio, into fully paid and non-assessable shares of common stock. The conversion ratio is subject to adjustments for stock splits or other capital reorganizations. As of March 31, 2000, 6,720,430 shares of our common stock were reserved for issuance upon the conversion of the Series C Stock to shares of common stock. In the merger with Corel, each share of the Series C Stock will be automatically converted into 8,032.2576 Corel common shares.

 Risks Associated with Potential Business Combinations

  As a part of our business strategy, we may make acquisitions of businesses, products or technologies in the future. We will review potential acquisition prospects with the following goals in mind:

 .  complement our existing product offerings;

 .  augment our market coverage;

 .  enhance our technological capabilities; or

 .  offer growth opportunities.

  There may be substantial costs associated with acquisitions including the potential dilution to our earnings per share, the incurrence or assumption of debt, the assumption of contingent liabilities, and the amortization of expenses related to goodwill and other intangible assets. Acquisitions entail numerous risks, including difficulty in the assimilation of operations, technologies and products. Acquisitions divert the attention of management from other business concerns. An acquisition in a new area risks entering markets where we have no or limited prior experience as well as potential loss of key employees of the acquired organization. Any one of these risks if realized, could negatively impact our operating results and/or the market price of our common stock. We cannot be certain of our ability to successfully integrate any businesses, products, technologies or personnel acquired. Failure to do so in an acquisition could negatively affect our business, financial condition and operating results.

 Impact of Year 2000 Date Transition

  This section is a Year 2000 Readiness Disclosure pursuant to the Year 2000 Information and Readiness Disclosure Act of 1998.

  We currently know of no significant year 2000-related failures occurring in either our products or our internal systems as a result of the date change from December 31, 1999 to January 1, 2000.

  We have addressed a broad range of issues associated with the programming code in existing computer systems. The "Year 2000" problem is complex, as some computer systems have been affected in some way by the rollover of the two-digit year value to "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 issue creates risks for us from unforeseen problems in our products, our computer systems, and from third parties on which we depend for financial and other transactions worldwide. Failure of our, and or third parties' computer systems, or Year 2000 issues in our products, could have a material adverse effect on our ability to conduct business.

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

  Costs for our efforts to address Year 2000 readiness have not been substantial and are largely absorbed within our existing engineering expenditures. To date, these costs have not been reported separately and have not been material. Our estimate of future costs is based on expectations of future events. The actual costs could differ materially from our estimates. There can be no assurance that our expectations will be accurate, and substantial increases in these costs could have a material adverse effect on our business.

  Product Readiness. We classified our products into the following categories of Year 2000 readiness:

 .  ready,

 .  ready with issues,

 .  not ready, and

 .  will not be tested.

  We generally believe that the most of our newly introduced products are Year 2000 ready. Some of our older products are not Year 2000 ready or will not be tested. Where possible, we encouraged our customers to migrate to current product versions. However, despite our analysis and review, it is possible that our products may contain undetected errors or defects associated with Year 2000 date functions, that may result in material costs. Furthermore, use of our products in connection with other products, that may or may not be Year 2000 ready, including hardware, software and firmware, may result in the inaccurate exchange of date data resulting in performance issues and system failures. To the extent that our products or third party products that include our products, prove not to be Year 2000 ready or in the event of disputes with customers regarding whether our products are ready, our business, results of operations and financial condition could be materially adversely affected.

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

  Internal System Readiness. Prior to January 1, 2000, we had completed our assessment of our own internal systems for handling the Year 2000. This assessment included our own internal software as well as software and hardware supplied by third party vendors. In addition to application and information technology systems, we assessed our non-information technology systems, including embedded systems, facilities and other operations, such as our financial, banking, security and utility systems. Based on our assessments and experience since January 1, 2000, we do not believe that we will incur any material costs or suffer any disruption as a result of Year 2000 issues. Nonetheless, there can be no assurance that we will not experience significant business disruptions or loss of business due to an inability to adequately address the Year 2000 issue. As a result, our business, financial condition and results of operations could be materially adversely affected.

  Material Third-Party Readiness. We communicated with our key suppliers, contract manufacturers, distributors, vendors and partners in order to determine that their operations and the products and services that they provide to us are Year 2000 ready. Where practicable, we attempted to mitigate our risks with respect to the failure of third parties to be Year 2000 ready, including developing contingency plans. However, such failures, including failures of any contingency plan, remain a possibility and could have a material adverse effect on our results of operations and financial condition.

  Contingency Plans. Although we dedicated resources towards becoming Year 2000 ready, there is no assurance that we will be successful in our efforts to identify and address all Year 2000 issues. Contingency plans were developed in certain key areas to ensure that any potential business interruptions caused by the Year 2000 issue were mitigated. Even though we have acted in a timely manner, some Year 2000 issues may not have been identified or corrected in time to prevent material adverse consequences to our business. We cannot guarantee that the contingency plan has adequately addressed all circumstances that may arise as a result of Year 2000 issues or that such planning will prevent circumstances that may cause a material adverse effect on the operating results or financial condition of the business.

 Risk of Natural Disasters

Our corporate headquarters, including most of our research and development operations, are located in Northern California, a region known for seismic activity. Seismic activity, such as a major earthquake, could have a material adverse effect on our business, financial condition and operating results.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Market risks relating to our operations result primarily from changes in interest rates and foreign exchange rates, as well as credit risk concentrations. To address the foreign exchange rate risk we enter into various hedging transactions as described below. We do not use financial instruments for trading purposes.

Foreign Currency Risk

We conduct business in a number of foreign countries, including Japan, Canada and certain countries throughout Europe and Southeast Asia. We have established a foreign currency program utilizing foreign currency forward exchange contracts to minimize intercompany balances and other monetary assets denominated in foreign currencies. A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. Dollar payment equal to the value of such exchange. We do not use foreign currency forward exchange contracts for trading purposes. The goal of the program is to offset the earnings impact of foreign denominated balances. At the end of a given month, the foreign denominated balances and the forward exchange contracts are marked-to-market, and unrealized gains and losses are included in current period net income.

During the three months ended March 31, 2000, we recorded foreign exchange losses on intercompany receivables due to the dollar strengthening against many foreign currencies including the Australian Dollar, German Mark, the French Franc, and the Dutch Guilder. To the extent that the Company has entered into a hedging contract for the receivables denominated in these currencies, the losses have been offset by our foreign exchange contracts. We cannot be certain that these currency trends will continue. If the U.S. dollar continues to strengthen against these or other foreign currencies, we may experience foreign exchange losses to the extent that we have not limited our exposure with foreign currency forward exchange contracts. Future foreign exchange losses could have a material adverse effect on our operating results and cash flows.

The table below sets forth information about our derivative financial instruments, that are comprised of foreign currency forward exchange contracts outstanding as of March 31, 2000. The information is provided in U.S. Dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates. All instruments mature within a period of twelve months or less.

                                                             March 31, 2000
                                                -------------------------------------------
                                                 Notional       Average        Estimated
                                                  Amount     Contract Rate    Fair Value
                                                -----------  -------------  ---------------
Foreign currency forward exchange contracts:
  Australian Dollar                             $ 5,923,518           1.66        $ 52,314
  Canadian Dollar                                 1,321,526           1.47          17,051
  Italian Lira                                      955,917         2017.0          (4,950)
  Hong Kong Dollar                                5,875,775           7.79           5,643
  Dutch Guilder                                  -2,831,299           2.29          16,564
  New Taiwan Dollar                               2,183,555          30.89          29,372
  British Pound                                   1,575,200           0.63          16,400
  Others                                          2,434,316                         (5,896)
                                                -----------                       --------
  Total                                         $17,438,508                       $126,498
                                                ===========                       ========

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


In thousands              2000   2001   2002   2003   2004  Thereafter Total
--------------------------------------------------------------------------------
ASSETS
Cash Equivalents       $233,954                                        $233,954
   Fixed rate               5.6%                                            5.6%
Short-term investments $  5,709                                        $  5,709
   Fixed rate               1.0%                                            1.0%
LONG-TERM DEBT
Debt                   $    121   $180   $200   $222   $247  $8,094    $  9,064
    Fixed Rate            10.75%                                          10.75%

The short term investment balances include required compensating balance accounts invested in Japanese securities.

Credit Risks

Our financial instruments that are exposed to concentrations of credit risk consists primarily of cash, cash equivalents and trade receivables. We position our cash equivalents in high quality securities placed with major banks and financial institutions. With respect to receivables, our risk is limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. Currently, our one customer located in the United States accounts for approximately 13% of net account receivable. No other single group or customer represents greater than 10% of net accounts receivable.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

Information with respect to this item is incorporated by reference to "Part I -
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations-Legal Proceedings," of this Form 10-Q.

Item 2.   Changes in Securities and Use of Proceeds

Amendment of Rights Agreement

     Effective as of February 6, 2000, the Rights Agreement, dated as of December 20, 1991, by and between Inprise Corporation and ChaseMellon Shareholder Services, L.L.C., was amended in order to, among other things, prevent the transactions contemplated by the merger agreement with Corel and the related option agreement providing for the grant by Inprise to Corel of options to purchase 12 million shares of Inprise common stock from causing the rights to become exercisable. The amendment is filed as Exhibit 99 to Inprise's Form 8-A/A which was filed with the SEC on February 11, 2000 and the foregoing description of the amendment is qualified in its entirety by reference to such
Exhibit 99.

Issuance of Stock Option

     In connection with the execution of the merger agreement, on February 6, 2000, Inprise and Corel entered into a stock option agreement, pursuant to which Inprise granted to Corel an irrevocable option to purchase up to 12 million shares of Inprise common stock, representing approximately 19.7% of Inprise's shares of common stock outstanding on February 6, 2000, at an exercise price of $14.94 per share, subject to adjustment under specified circumstances. The option exercise price for Corel to purchase shares of Inprise common stock is equal to the closing price of a Corel common share on Nasdaq on February 4, 2000 multiplied by the merger exchange ratio of 0.747.

     Corel can exercise the stock option in whole or in part at any time after the occurrence of any event which could entitle Corel to receive a cash termination fee from Inprise pursuant to the merger agreement. Notwithstanding the foregoing, the stock option is not exercisable until a termination fee becomes due and payable. As of the date of this report, the stock option is not exercisable. The issuance of shares pursuant to the exercise of the stock option is subject to the satisfaction of customary conditions. These include receipt of applicable governmental approvals and absence of any court or governmental order that restrains the exercise of the stock option.

     The stock option agreement provides that the stock option will terminate upon the earliest of (i) the closing of the merger, (ii) the termination of the merger agreement, except where Inprise may be required to pay a termination fee, or (iii) one year after termination of the merger agreement under circumstances where a termination fee may be payable by Inprise.

     Corel will have certain registration rights with respect to the shares issued under the stock option. Corel will have the right to require Inprise to have the shares of Inprise common stock issued to Corel under the stock option granted to Corel approved for listing on Nasdaq.

     At any time after the stock option is exercisable, upon request of Corel, Inprise will repurchase the stock option and any shares purchased by Corel on
exercise of the stock option.   Inprise must purchase the stock option at a
price equal to the greater of: (i) the average closing price of one share of Inprise common stock on Nasdaq for the five trading days before the date Corel gives notice, or the price per share that a third party offers to pay in a tender offer or acquisition, minus the exercise price, multiplied by the number of shares subject to the stock option. If Inprise is required to repurchase shares that were acquired under the stock option, it must pay a price per share equal to the exercise price of the stock option, as adjusted, plus the difference between the highest price per share offered for the relevant shares by a third party during the repurchase period and the exercise price, multiplied by the number of option shares.

     The maximum aggregate amount of profit which Corel may receive with respect to any termination fee that would be payable to Corel pursuant to the Merger agreement and the stock option is $30 million.

     Inprise has relied on Section 4(2) of the Securities Act of 1933, as amended, in connection with the execution of the stock option agreement. The execution of the stock option agreement was privately negotiated, and Corel was a sophisticated investor with access to all relevant information necessary to evaluate the investment. No public offering or public solicitation was used by Inprise in connection with the stock option agreement.

Item 5.  Other Information.

Merger Agreement with Corel

     On February 6, 2000, Inprise entered into a merger agreement with Corel, pursuant to which Inprise, upon completion of the merger, will become a wholly-owned subsidiary of Corel. Corel is one of the world's largest developers of business productivity, graphics and operation solutions. Under the terms of the merger agreement, Inprise stockholders will receive 0.747 of a share of Corel common stock for each share of Inprise common stock held. Upon closing of the transaction, on a fully diluted basis, Inprise stockholders will own approximately 44% of the combined company and Corel stockholders will own about 56%. The boards of directors of both companies have approved the transaction. The merger is contingent upon, among other things, the approval and adoption of the merger agreement by Inprise's stockholders and the approval by Corel's stockholders of the issuance of shares of Corel common stock in the merger and the adoption of a transitional stock option plan.

     Pursuant to the terms of the merger agreement, Dr. Michael C.J. Cowpland, Corel's Chairman of the Board, President and Chief Executive Officer, will remain as President, Chief Executive Officer and a director of the combined company. Dale Fuller, Inprise's Interim President and Chief Executive Officer, will be Chairman of the Board of Directors of the combined company. The Corel board will also be comprised of Robert Kohn, who became a director of Inprise on May 7, 2000 and has been designated by Inprise (with Corel's approval) to serve as director of the combined company, and three individuals who are current members of the Corel board. Corel has agreed that it will recommend and support the election of Dale Fuller and the other Inprise designee to the Corel board at Corel's 2001 and 2002 annual meetings of stockholders. In addition, without the consent of Dale Fuller and the other Inprise designee, the Corel board will not have more than six members prior to the election of directors at Corel's 2003 annual meeting of shareholders. Corel's obligation to cause Mr. Fuller to be appointed as chairman of the Corel board continues until Corel's 2003 annual meeting of the stockholders or for such longer time as may be agreed to by Mr. Fuller and the Corel board. The operations of the combined company will be headquartered in Ottawa, Ontario, Canada, with the Inprise operations remaining in its current Silicon Valley locations.

     Corel has filed a registration statement on Form S-4 with the SEC in connection with the securities to be issued by Corel pursuant to the merger agreement. The registration statement has not been declared effective. This filing also includes the preliminary joint proxy statement/prospectus for the special meeting of Inprise stockholders to be held for approval and adoption of the merger agreement. Investors should read carefully this document and the other documents filed with the SEC by Corel and Inprise with respect to the merger. The registration statement and the preliminary joint proxy statement/prospectus contain important information about Inprise, Corel, the merger, the persons soliciting proxies relating to the merger, their interests in the merger, and related matters. These documents may be obtained for free at the SEC's Internet web site, www.sec.gov. The preliminary joint proxy statement/prospectus and such other documents may also be obtained for free from Inprise by directing such request to: Inprise Corporation, 100 Enterprise Way, Scotts Valley, California 95066-3249, Attention: Investor Relations, telephone:
(831) 431-1000, e-mail: investor@inprise.com.
                        ---------------------

Amendment of Agreement with Microsoft

     Microsoft Corporation is the owner of 625 shares of Inprise Series C Convertible Preferred Stock which, upon completion of the merger, will be converted into and exchanged for 5,020,161 Corel common shares. These Corel common shares will constitute approximately 4% of Corel's common shares after completion of the merger. On April 7, 2000, Microsoft entered into an agreement with the Antitrust Division of the United States Department of Justice under which Microsoft deposited all of its shares of Inprise C Convertible Preferred Stock with an escrow agent. Microsoft also agreed not to exercise its right of beneficial ownership of the Corel common shares which it receives in the merger and that the escrow agent will engage in an orderly sale of such Corel common shares to an entity or entities not affiliated with Microsoft, with all such shares to be sold no later than 90-days from the receipt by Microsoft of certificates representing

Corel common shares. In order to enable Microsoft to enter into its agreement with the Antitrust Division, Inprise agreed to waive certain provisions of the Investor Rights Agreement, dated as of June 7, 1999, by and between Inprise and Microsoft. The waived provisions relate principally to the transferability of the Inprise Series C Convertible Preferred Stock held by Microsoft.

Item 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit No.          Description of Exhibit
   27.1              Financial Data Schedule

(b)    Reports on Form 8-K

     1.                      Inprise filed a report on Form 8-K on February 10, 2000.  The purpose of the filing was to report that
                             Inprise had entered into a merger agreement with Corel and a wholly-owned subsidiary of Corel.

     2.                      Inprise filed a report on Form 8-K on March 2, 2000.  The purpose of the filing was to report that
                             Inprise had entered into an agreement to sell its corporate headquarters campus in Scotts Valley,
                             California to ScanlanKemperBard Companies for $47 million in cash.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          INPRISE CORPORATION
                                          -------------------
                                              (Registrant)

Date:   May 12, 2000

                                          /s/  FREDERICK A. BALL
                                          ----------------------
                                               Frederick A. Ball
                                               Vice President - Finance and
                                               Chief Financial Officer
                                               (Duly Authorized Officer)