Form 10-Q
period 2000-06-30
INPRISE CORP
filed 2000-08-11
CIK 853273

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------
                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                                     0-16096
                            (Commission File Number)

                               INPRISE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                           94-2895440
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                               100 ENTERPRISE WAY
                            SCOTTS VALLEY, CALIFORNIA
                                   95066-3249
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (831) 431-1000

        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO |_|

         The number of shares of common stock outstanding as of July 31, 2000, the latest practicable date prior to the filing of this report, was 61,476,846.

================================================================================

                                      INDEX

                                                                                           PAGE
                                                                                           ----
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets
             at June 30, 2000 and December 31, 1999.....................................       1

             Condensed Consolidated Statements of Operations for the
             three and six months ended June 30, 2000 and 1999..........................       2

             Condensed Consolidated Statements of Comprehensive Income for
             for the three and six months ended June 30, 2000 and 1999..................       3

             Condensed Consolidated Statements of Cash Flows for the
             six months ended June 30, 2000 and 1999....................................       4

             Notes to Condensed Consolidated Financial Statements.......................       5

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations...........................       8

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.................      26

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings..........................................................      29

Item 2.      Changes in Securities and Use of Proceeds..................................      29

Item 4.      Submission of Matters to a Vote of Security Holders........................      30

Item 5.      Other Information..........................................................      30

Item 6.      Exhibits and Reports on Form 8-K...........................................      32

             Signatures.................................................................      34

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               INPRISE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT PAR VALUE AND SHARE AMOUNTS)

                                                                   JUNE 30,             DECEMBER 31,
                                                                     2000                  1999
                                                                ---------------     ------------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
       Cash and cash equivalents ........................         $ 238,522               $ 192,013
       Short-term investments ...........................             5,428                   5,680
       Accounts receivable, net .........................            29,842                  27,303
       Other current assets .............................            15,336                   8,139
                                                                ---------------     ------------------

             Total current assets .......................           289,128                 233,135
Property and equipment, net .............................            21,934                  75,002
Other non-current assets ................................             6,401                   4,879
                                                                ---------------     ------------------

                                                                  $ 317,463               $ 313,016
                                                                ===============     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses ............         $  44,557               $  41,733
       Income taxes payable .............................             4,608                   5,808
       Deferred revenue .................................            15,808                  12,273
       Other ............................................            12,060                  18,083
                                                                ---------------     ------------------

             Total current liabilities ..................            77,033                  77,897
Long-term debt and other ................................            19,056                  19,462
       Preferred stock: Series C convertible, $.01 par
             value; 625 shares authorized; 625 shares
             issued and outstanding .....................                 -                       -
       Common stock: $.01 par value; 100,000,000
             shares authorized; 61,463,971 and 60,672,547
             shares issued and outstanding ..............               614                     607
       Additional paid-in capital .......................           469,839                 464,527
       Accumulated deficit ..............................          (228,947)               (229,572)
       Cumulative comprehensive income ..................             5,073                   5,300
                                                                ---------------     ------------------
                                                                    246,579                 240,862

       Less common stock in treasury, at cost - 4,473,800
             shares......................................           (25,205)                (25,205)
                                                                ---------------     ------------------

                                                                  $ 317,463               $ 313,016
                                                                ===============     ==================





         See Notes to the Condensed Consolidated Financial Statements.

                              INPRISE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS, UNAUDITED)

                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                       JUNE 30,                   JUNE 30,
                                                                ----------------------  ------------------------
                                                                  2000        1999         2000         1999
                                                                ---------  -----------  -----------  -----------
Licenses and other revenues............................         $40,000     $ 34,217      $79,774     $ 72,137
Service revenues.......................................           6,716        6,022       13,442       11,517
                                                                ---------  -----------  -----------  -----------


       Net revenues....................................          46,716       40,239       93,216       83,654
                                                                ---------  -----------  -----------  -----------

Cost of licenses and other revenues....................           2,867        4,568        6,930       10,318
Cost of service revenues...............................           4,880        5,876        9,816       11,302
                                                                ---------  -----------  -----------  -----------

       Cost of revenues.................................          7,747       10,444       16,746       21,620
                                                                ---------  -----------  -----------  -----------

Gross profit ..........................................          38,969       29,795       76,470       62,034
                                                                ---------  -----------  -----------  -----------

Research and development ..............................          10,509        9,807       21,562       20,713
Selling, general and administrative ...................          25,447       30,503       52,668       63,480
Restructuring and merger-related charges ..............           2,014            -        3,556        6,959
Other non-recurring charges ...........................               -            -            -        8,193
                                                                ---------  -----------  -----------  -----------

       Total operating expenses .......................          37,970       40,310       77,786       99,345
                                                                ---------  -----------  -----------  -----------

Operating income (loss) ...............................             999      (10,515)      (1,316)     (37,311)
Income from patent cross-license agreement
       and other .....................................                -      105,065            -      105,065
Interest income, net, and other........................           2,392        1,195        4,607        3,430
                                                                ---------  -----------  -----------  -----------

Income before income taxes ............................           3,391       95,745        3,291       71,184
Income tax provision ..................................           1,389        8,225        2,435        9,253
                                                                ---------  -----------  -----------  -----------

                Net income ............................         $ 2,002     $ 87,520      $   856     $ 61,931
                                                                =========  ===========  ===========  ===========

Net income per share:

Basic .................................................         $  0.03     $   1.61      $  0.01     $   1.21
                                                                =========  ===========  ===========  ===========

Diluted ...............................................         $  0.03     $   1.47      $  0.01     $   1.10
                                                                =========  ===========  ===========  ===========

Weighted average number of common shares outstanding:

Basic .................................................          61,464       54,343       61,209       51,048
                                                                =========  ===========  ===========  ===========

Diluted ...............................................          69,165       59,634       71,481       56,011
                                                                =========  ===========  ===========  ===========






          See Notes to the Condensed Consolidated Financial Statements.

                               INPRISE CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (IN THOUSANDS, UNAUDITED)

                                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                                              JUNE 30,                 JUNE 30,
                                                     ---------------------     ----------------------
                                                        2000        1999          2000        1999
                                                     --------      -------     ---------     -------
Net income............................                $2,002       $87,520         $ 856     $61,931

Other comprehensive loss:
Foreign currency translation
adjustments...........................                   (95)         (330)         (227)     (2,295)
                                                     --------      -------     ---------     --------

Comprehensive income..................                $1,907       $87,190         $ 629     $59,636
                                                     ========      =======     =========     ========

          See Notes to the Condensed Consolidated Financial Statements.

                               INPRISE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                               ------------          ------------
                                                                   2000                  1999
                                                               ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income.............................................    $        856          $     61,931
    Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization........................           5,239                 7,814
      Gain on sale of long-term investment.................               -                (1,263)
      (Gain) loss on sale of fixed asset...................           1,540                   (20)
    CHANGE IN ASSETS AND LIABILITIES:
      Accounts receivable..................................          (3,390)                8,883
      Other assets.........................................          (3,311)               (3,814)
      Accounts payable and accrued expenses ...............           3,153                (5,480)
      Income taxes payable.................................          (2,375)                9,053
      Other (primarily deferred revenue and restructuring).           3,421                 1,352
                                                               ------------          ------------
      Cash provided by operating activities................           5,133                78,456
                                                               ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment....................            (731)               (4,327)
     Proceeds from sale of property .......................          39,651                    20
     Net change in short-term investments .................             252                   141
     Long-term investment, net.............................          (2,700)                  529
                                                               ------------          ------------
      Cash provided by (used in) investing activities......          36,472                (3,637)
                                                               ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of Common Stock, net...........           5,089                 1,761
     Proceeds from the issuance of preferred stock, net ...               -                25,000
     Repurchase of Common Stock............................               -                (4,871)
     Repayment of capital lease obligations and other debt
     activity                                                           (87)                  (66)
                                                               ------------          ------------

      Cash provided by financing activities................           5,002                21,824
Effect of exchange rate changes on cash ...................             (98)               (1,977)
                                                               ------------          ------------
Net change in cash and cash equivalents....................          46,509                94,666
Cash and cash equivalents at beginning of period...........         192,013                81,137
                                                               ------------          ------------
Cash and cash equivalents at end of period.................    $    238,522          $    175,803
                                                               ============          ============

          See Notes to the Condensed Consolidated Financial Statements.

                               INPRISE CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--TERMINATION OF MERGER AGREEMENT WITH COREL CORPORATION

          On May 15, 2000, Inprise Corporation (the "Company or "Inprise"), Corel Corporation ("Corel") and Carleton Acquisition Co. ("Sub"), a wholly owned subsidiary of Corel, entered into a Termination Agreement and Release (the "Termination Agreement"), pursuant to which the Merger Agreement (the "Merger Agreement"), dated as of February 6, 2000, by and among Inprise, Corel and Sub, the Stock Option Agreement, dated as of February 6, 2000, between Inprise and Corel, pursuant to which Corel granted to Inprise an option to acquire up to 13,000,000 of the shares of common stock of Corel, and the Stock Option Agreement, dated as of February 6, 2000, between Inprise and Corel, pursuant to which Inprise granted to Corel an option to acquire up to 12,000,000 of the shares of common stock of Inprise (both such Stock Option Agreements, the "Stock Option Agreements"), were terminated and canceled by mutual agreement without payment of any termination fees. As a result of the Termination Agreement, the proposed merger between Inprise and Corel was terminated and Inprise and Corel agreed to release each other from all liabilities arising from, relating to or in connection with the Merger Agreement and the Stock Option Agreements.

          For the three and six month period ended June 30, 2000, Inprise incurred approximately $2.0 million and $3.6 million, respectively, in costs associated with the transactions contemplated by the Merger Agreement.

NOTE 2--BASIS OF PRESENTATION

          The accompanying condensed consolidated financial statements as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Inprise's financial position, results of operations and cash flows as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements and notes should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission ("SEC") on April 4, 2000.

NOTE 3--RECENT ACCOUNTING PRONOUNCEMENTS

          In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal 2000. Inprise does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

          In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. While FIN 44 is effective July 1, 2000, certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. We are currently assessing the impact, if any, of adopting this interpretation.

NOTE 4--NET INCOME PER SHARE

          We compute net income per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of incremental shares issuable upon exercise of stock options and warrants and upon conversion of the Series C Convertible Preferred Stock, are included in diluted net income per share to the extent such shares are dilutive.

          The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                          JUNE 30,                      JUNE 30,
                                   ---------------------       -------------------------
                                      2000        1999          2000               1999
                                   --------      -------       -------           -------
Numerator:
Net income before accretion
charges.........................   $  2,002      $87,520       $   856           $61,931

Accretion charges to preferred
stock...........................        219           41           438                68
                                   --------      -------       -------           -------

Income available to common
  Stockholders for basic
  earnings per share............   $  1,783      $87,479       $   418           $61,863
                                   --------      -------       -------           -------

Denominator:

Denominator for basic income
per share
  - weighted average shares.....     61,464       54,343        61,209            51,048
Effect of dilutive securities...      7,701        5,291        10,272             4,963
                                   --------      -------       -------           -------
Denominator for dilutive income
per share.......................     69,165       59,634        71,481            56,011
                                   --------      -------       -------           -------

Net income per share - basic....   $   0.03      $  1.61       $  0.01           $  1.21
                                   ========      =======       =======           =======

Net income per share - diluted..   $   0.03      $  1.47       $  0.01           $  1.10
                                   ========      =======       =======           =======


          Options to purchase approximately 4,971,000 and 2,207,000 were not included in the net income per share calculation for the quarter and six months ended June 30, 2000, as the inclusion of such options would have been antidilutive. Options to purchase approximately 11,839,000 and 12,311,000 were not included in the net income per share calculation for the quarter and six months ended June 30, 1999, as the inclusion of such options would have been antidilutive. The 308,000 warrants to purchase common stock outstanding at June 30, 2000 and 1999 were not included in the computation of diluted EPS for any periods presented, as the inclusion of the warrants would have been antidilutive.

NOTE 5--RESTRUCTURING

          The following table summarizes our restructuring activity for the six months ended June 30, 2000:

                                SEVERANCE                    OTHER
                                   AND                       ASSET
                                 BENEFITS    FACILITIES     CHARGES       OTHER    TOTAL
                                ----------   ----------    ---------     -------  ---------
Accrual at December  31,
1999                            $3,003       $ 997          $ 4,764      $1,204    $9,968
Accrual                            269          -              (181)          -        88
Cash payments                   (1,602)       (267)              -         (176)   (2,045)
Non-cash costs                      -            -           (4,139)       (459)   (4,598)
                                ----------   ----------    ---------     -------  ---------
Accrual at June 30, 2000        $1,670       $ 730            $ 444      $  569    $3,413
                                ==========   ==========    =========     =======  =========

Subsequent to December 31, 1999, there have not been any changes to our estimate of the total costs for prior restructuring activities.

NOTE 6--INCOME TAXES

          We have significant net operating loss and tax credit carryforwards in the U.S. and a number of non-U.S. jurisdictions in which we conduct business. These losses and credit carryforwards are used to offset our tax liability. In addition, we incur withholding taxes in a number of non-U.S. jurisdictions that are imposed regardless of the profitability of Inprise in that jurisdiction. We anticipate our tax provision for 2000 to be comprised principally of non-U.S. income taxes and non-U.S. withholding taxes. The principal difference between the 2000 and 1999 tax provisions is the U.S. tax provision related to the income from a patent cross-license agreement, dated as of June 2, 1999, between Inprise and Microsoft Corporation which recorded in the quarter ended June 30, 1999, and the utilization of a portion of our loss carryforwards.

NOTE 7--INVESTMENT

          On March 17, 2000, Inprise entered into a Share Purchase Agreement with Troll Tech AS ("Troll Tech"). Troll Tech, which is headquartered in Oslo, Norway, is a leading provider of software used for the development of graphical user interfaces in software applications. Under the terms of the Share Purchase Agreement, Inprise purchased a minority interest in Troll Tech. This investment is recorded at cost.

NOTE 8--LOAN TO AN OFFICER

         On June 26, 2000, Inprise extended a loan to an executive officer in the amount of $1,000,000 for the purpose of purchasing a residence. The loan is secured by the purchased residence and bears interest at a fixed rate of 7% per annum. The loan will be forgiven over a five year period, provided that such executive officer remains employed by Inprise over this five year period.

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

         These forward-looking statements may relate to, but are not limited to, future capital expenditures, acquisitions, future revenues, earnings, margins, costs, product release dates, demand for our products, market trends in the software industry, interest rates and inflation and various economic and business trends. You can identify forward-looking statements by the use of words such as "expect," "estimate," "project," "budget," "forecast," "anticipate," "plan" and similar expressions. Forward-looking statements include all statements regarding expected financial position, results of operations, cash flows, dividends, financing plans, business strategies, operating efficiencies or synergies, budgets, capital and other expenditures, competitive positions, markets and growth opportunities for existing or proposed products or services, plans and objectives of management, and markets for stock of Inprise and conditions or trends in the securities markets where shares of Inprise common stock are traded.

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

         You may read and copy any reports, statements or other information filed by Inprise at SEC Public Reference Rooms at 450 Fifth Street, N.W., Washington, D.C. 20549 or at any of the SEC's other public reference rooms in New York and Chicago. Please call the SEC at 1-800-SEC-0330 for further information on public reference rooms. Inprise's filings with the SEC are also available to the public from commercial document-retrieval services and at the Internet web site maintained by SEC at www.sec.gov. In addition, any reports, statements or other information filed by Inprise with the SEC may also be obtained for free from Inprise by directing such request to: Inprise Corporation, 100 Enterprise Way, Scotts Valley, California 95066-3249,
Attention: Investor Relations, telephone: (831) 431-1000, e-mail: investor@inprise.com.

OVERVIEW
                                       8

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

REVENUE

         Our revenue is derived from software licenses, customer support, training and consulting services.

LICENSES AND OTHER REVENUE

         License revenue represents amounts earned from granting customers licenses to use our software products. Licenses and other revenue totaled $40.0 million for the quarter ended June 30, 2000; an increase of 17% from the same quarter of 1999. Revenue during the three months ended June 30, 2000 was favorably affected by the continuing strong sales of JBuilder(TM) 3.5, which was released during the first quarter. JBuilder revenue has grown approximately 20% over the same quarter a year ago, when we released JBuilder(TM) 3.0. Additionally, the revenues from Inprise's enterprise products, including Visibroker(R), Application Server(TM) and AppCenter(TM), have increased by approximately 32% over the same quarter a year ago. Revenue from the Inprise's non-strategic products declined approximately 9% from the year ago quarter. Revenues from non-strategic products represented approximately 9% and 11% of the Inprise's overall revenue for the quarters ended June 30, 2000 and 1999, respectively.

SERVICE REVENUE

         Service revenue represents amounts earned from customer support, training, consulting and education services related to our software products. Service revenue increased to $6.7 million for the quarter ended June 30, 2000 compared to $6.0 million for the quarter ended June 30, 1999. This increase is primarily related to increased consulting and technical support revenue as Inprise focuses on support offerings for its enterprise products.

INTERNATIONAL REVENUE

         International revenue represented 61% of our total net revenue for the quarter ended June 30, 2000 compared to 53% for the quarter ended June 30, 1999. We expect that our international operations will continue to provide a significant portion of our total revenue.

The following table presents our total revenue by geographic area:

                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                              JUNE 30,                      JUNE 30,
                                    ---------------------------     --------------------------
                                       2000            1999             2000          1999
                                    ------------  -------------     -----------  -------------
United States                       $  18,390       $  18,755       $  35,595     $  38,285
Europe                                 16,126          13,042          32,025        28,501
Japan                                   5,815           4,866          13,537         9,564
Other                                   6,385           3,576          12,059         7,304
                                    ------------  -------------     -----------  -------------

Net revenues                        $  46,716       $  40,239       $  93,216     $  83,654
                                    ============  =============     ===========  =============


COST OF REVENUE

         COST OF LICENSES AND OTHER REVENUE

         Cost of licenses revenue consists primarily of production costs, product packaging, and royalties paid to third-party vendors. Cost of licenses and other revenue was $2.9 million and $4.6 million for the quarters ended June 30, 2000 and 1999, respectively. The decrease in cost of licenses revenue during the quarter was due to the decrease in direct production costs, as enterprise sales increased as a percentage of overall license revenue. Enterprise sales typically have a lower overall direct production cost. In addition, Inprise lowered the cost of inventory through better inventory management. Cost of licenses revenue may vary in future periods due to changes in royalty obligations to third-party technology providers, certain manufacturing costs as well as the number of new products and product upgrades introduced in any respective quarter.

         COST OF SERVICE REVENUE

         Cost of service revenue consists primarily of salaries and benefits, third-party contractor costs, and related expenses incurred in providing customer support, training and education. Cost of service revenue was $4.9 million and $5.9 million for the quarters ended June 30, 2000 and 1999, respectively. This decrease in costs was primarily due to lower employee related expenses, as Inprise reduced the headcount within its professional service group during the fourth quarter of 1999. Cost of service revenue as a percentage of service revenue may also vary between periods due to the combination of services that we provide to customers and the extent to which employees or contractors are used to provide those services.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs and fees and expenses of third-party consultants. Research and development expenses were 22% and 24% of net revenues for the quarters ended June 30, 2000 and 1999, respectively. Research and development expenses, in absolute dollars, for the quarter ended June 30, 2000 increased when compared with the quarter ended June 30, 1999, primarily due to an increase in employee related costs.

SALES, GENERAL AND ADMINISTRATIVE

         Sales, general and administrative (SG&A) expenses consist primarily of salaries, benefits, sales commissions, the cost of product marketing programs, and facility and information system costs. SG&A expenses decreased by 17% this quarter compared to the same quarter of last year and represented 54% and 76% of net revenue for the quarters ended June 30, 2000, and 1999, respectively. This decrease was principally due to decreased employee costs and a reduction in depreciation costs, resulting from the disposal of our Scotts Valley facility and certain information systems capital assets during the quarter ended March 31, 2000 and December 31, 1999, respectively.

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

         During the six months ended June 30, 2000, Inprise paid approximately $2.0 million for severance, facility and other costs as part of the December 1999 restructuring.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, cash, cash equivalents and short-term investments totaled $244.0 million up from $197.7 million at December 31, 1999. Working capital increased to $212.1 million, up from $155.2 million at December 31, 1999, primarily due to the $39.6 million in cash received from the sale of our Scotts Valley facility. We expect that our current working capital will be sufficient to finance our working capital requirements at least through the next twelve months.

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

         On April 14, 2000, a complaint was filed by Management Insights, Inc., a stockholder of Inprise and a company controlled by C. Robert Coates, a former director of

Inprise, and members of his family, against Inprise, each of the members of the Inprise board, Corel and Corel's merger subsidiary in the Court of Chancery of the State of Delaware, in a lawsuit captioned, Management Insights, Inc. v. Inprise Corporation, Dale Fuller, William F. Miller, William Hooper, David Heller, Corel Corporation and Carleton Acquisition Co. In its complaint, plaintiff sought, among other things, a preliminary and permanent injunction against consummation of the merger of Inprise and Corel, rescission or other equitable relief in event that the merger was consummated and other unspecified damages. On May 12, 2000, Inprise and Messrs. Fuller, Miller, Hooper and Heller filed a Motion to Dismiss and supporting brief asserting, among other things, that the complaint failed to state a claim against them. Following termination of the merger agreement with Corel, the parties entered into a stipulation agreeing that the claims asserted in the complaint had become moot since the merger had been abandoned and agreed that the suit should be dismissed with prejudice. In connection with such stipulation, Inprise agreed to pay the fees and expenses incurred by plaintiffs' counsel in connection with the lawsuit in an aggregate amount of $35,000. On June 5, 2000, the Court entered a final order dismissing the case on the terms provided in the parties' stipulation.

         On April 19, 2000, a complaint was filed by a purported stockholder, on his own behalf and purportedly on behalf of the other stockholders of Inprise, against Inprise and its directors in the Court of Chancery of the State of Delaware, in a lawsuit captioned, Paul Berger v. Dale Fuller, William F. Miller, William Hooper, David Heller and Inprise Corporation. The complaint alleged, among other things, breaches of fiduciary duties by the directors of Inprise in connection with their approval of the Merger Agreement. In his complaint, the plaintiff sought, among other things, a preliminary and permanent injunction against consummation of the merger of Inprise and Corel, rescission or other equitable relief in the event that the merger was consummated and other unspecified damages. On May 12, 2000, Inprise and Messrs. Fuller, Miller, Hooper and Heller filed a Motion to Dismiss and supporting brief asserting, among other things, that the complaint filed failed to state a claim. On June 15, 2000, the parties to the suit entered into a stipulation agreeing that the claims asserted in the suit had become moot since the merger had been abandoned and agreed that the suit should be dismissed with prejudice. In connection with such stipulation, (i) Inprise agreed to pay the fees and expenses incurred by plaintiff's counsel in connection with the lawsuit in an aggregate amount of $35,000; and (ii) plaintiff agreed to release all claims, rights, causes of action, suits, matters and issues, known or unknown, that have been or could have been asserted by plaintiff or his attorneys in the suit, either directly or individually, derivatively, representatively or in any other capacity, against defendants, or their respective present or former officers, directors, agents, employees, attorneys, representatives, advisors, heirs, executors, administrators, successors and assigns, and anyone else, in connection with or that arise out of or relate in any way to the litigation or any matters, transactions or occurrences referred to in the complaint, including any claim for plaintiffs' attorneys' fees and expenses, with prejudice as to plaintiff and his counsel. The Court has not yet entered a final order dismissing the case on the terms provided in the parties' stipulation.

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

         Our Interim President and Chief Executive Officer, Dale L. Fuller, entered into an employment agreement dated April 9, 1999, the term of which expired on October 9, 1999. There is no assurance that he will continue in his position or that we would be able to find a replacement should he leave our employment.

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

UNPREDICTABILITY OF FUTURE REVENUES: POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS AND SEASONALITY

         Our quarterly operating results have varied significantly in the past. We expect that our operating results will continue to vary significantly from time to time. We believe that these variations may result from many factors already described and may include, but may not be limited to, any of the following factors:

         -    introduction of new products;

         -    the overall level of demand for our products;

         -    the size and timing of significant orders and their fulfillment;

              - the number, timing and significance of product enhancements and new product announcements by us and our competitors;

              -    changes in pricing policies by us or our competitors;

              - customer order deferrals in anticipation of enhancements or new products offered by us or our competitors;

              - deferral of customer orders based on their uncertainty about our short-term and long-term prospects;

              -    product release cycles of existing products;

              -    product defects and other product quality problems;

              -    seasonal trends; and

              - general domestic and international economic and political conditions.

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

         We face a number of inherent risks in the current market environment, including, but not limited to, the following:

                - we may introduce products later than we expect or later than competitors' introductions;

                - competitors may introduce competing products at lower prices;

                - product upgrades, which enable users to upgrade from earlier versions of our products or competitors' products, have lower prices and margins than new products; and/or

                - the acceptance of our new products is highly dependent, in part, on the continued adoption of the Internet as a new computing paradigm, the increased use of the Java programming language; and the adoption of the Linux operating system.

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

         Our distributed object software products are based on several standards, including the Common Object Request Broker Architecture, or CORBA(R), and Extended Markup Language, or XML. These standards guide the development and management of applications created in object oriented programming languages such as C++ and Java. These new standards are just beginning to gain widespread acceptance, and they compete with proprietary solutions such as Microsoft's ActiveX and DCOM. The distributed object software market is relatively young, and there are few proven products. Some of our VisiBroker(R) products are designed specifically for use in applications for the Internet and corporate Intranets. If CORBA is not adopted, or is adopted more slowly than anticipated, or if our potential customers select products based on other standards, our business would be harmed.

         We are investing time and resources in developing products for the Linux operating system. Linux is a new operating system and has yet to be adopted on a widespread basis. At this time, there are few commercially viable products that operate on the Linux operating system. If Linux is not adopted, or is adopted more slowly than anticipated, our investments in Linux technology may not generate the anticipated return, and as a result our business could be materially adversely affected. As a newcomer to these markets, we face a number of risks including:

                -      the new and evolving nature of the markets themselves;

                - our need to make choices regarding the operating systems, database management systems and server software on which to focus;

                - the ongoing transition and investment of our resources for this segment;

                -      our limited experience in this area; and

                - the presence of several very large and well-established businesses, as well as a number of smaller successful companies, which are already competing in this market.

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

         Our development tools and distributed objects products compete with products offered by a number of companies, including but not limited to Computer Associates International, Inc., Microsoft Corporation, Oracle Corporation, Sun Microsystems, Inc., Sybase Inc., Symantec Inc. and International Business Machines Corporation. In the standards-based distributed object market, we compete primarily with BEA Systems and Iona Technologies PLC. These products also compete against existing or proposed distributed object solutions from hardware vendors such as Hewlett-Packard Company, IBM and Sun Microsystems.

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

         Commercial acceptance of our products and services is also dependent on the perception of Inprise. Successful marketing of our products and promotion of Inprise are important to our success. There can be no assurance that our efforts will be successful. In addition, critical or negative statements made by brokerage firms, industry and financial analysts, and industry periodicals about Inprise, our products, or our business could negatively impact customer perception. Similarly, negative advertising or marketing efforts conducted by our competitors could affect customer perception. If the customers' perception of us becomes negative, this could have an adverse impact on our business, operating results and financial condition.

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

PROTECTING OUR INTELLECTUAL PROPERTY RIGHTS

         As a software company, our intellectual property rights are among our most valuable assets. We rely on a combination of patent, copyright, trademark, trade secret laws, contractual arrangements, domain name registrations and other methods to protect our intellectual property rights. The protective steps we have taken may be inadequate to deter misappropriations of our intellectual property rights. In addition, it may be possible for an unauthorized third party to reverse engineer our software products. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. In addition, the intellectual property laws of some foreign countries are not as protective as the laws of the United States. Accordingly, we cannot be certain that we will be able to protect our intellectual property rights against unauthorized third party copying or use that could materially and adversely affect our competitive position.

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

WE HAVE A HISTORY OF DECLINING REVENUE AND OPERATING LOSSES

         We have had operating losses in five of the past six fiscal years. Our ability to achieve revenue growth and profitability in the future is dependent on our success in selling our products and services while, at the same time, reducing our operating expenses. Our future profitability is dependent, among other things, upon our ability to:

                -      introduce new products and services successfully;

                -      achieve market acceptance of our products and services;

                - implement restructuring and cost control measures from time to time; and

                - integrate the products and operations of acquired companies successfully.

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

EXTREME VOLATILITY OF STOCK PRICE

         Like the publicly-traded securities of other high technology companies, the market price of our common stock has experienced significant fluctuations and may continue to be extremely volatile. During the 52-week period prior to August 9, 2000, the price of Inprise common stock has fluctuated from $3.43 per share to $20 per share. The market price of our common stock may be significantly affected by factors such as the following:

                - announcements of new products or product enhancements by us or our competitors;

                -      technological innovation by us or our competitors;

                - quarterly variations in our results of operations or those of our competitors;

                - changes in the prices of our products or those of our competitors;

                - changes in revenue and revenue growth rates for us as a whole or for specific geographic areas, business units, products or product categories;

                -      changes in our earnings estimates by market analysts;

                -      speculation in the press or analyst community;

                -      actual or anticipated changes in interest rates; and

                - general market conditions or market conditions specific to particular industries.

         In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against the company. The institution of similar litigation against us could result in substantial costs and a diversion of our management's attention and resources, which could materially adversely affect our business, results of operations and financial condition.

RISKS OF REGULATION OF THE INTERNET AND ELECTRONIC COMMERCE

         We intend to expand our business through, among other channels, e-commerce on the Internet. The electronic commerce market is new and rapidly evolving. Currently, there are relatively few laws or regulations that directly apply to access or commerce on the Internet. Changes in laws or regulations governing the Internet and electronic commerce, including, without limitation those governing an individual's privacy rights, could have a material adverse effect on our business, operating results and financial condition.

RISKS ASSOCIATED WITH OUR DEPENDENCE ON JAVA AND ENCRYPTION TECHNOLOGY

         Some of our products are based on Java, an object-oriented software programming language developed by Sun Microsystems. Java was developed primarily for Internet and corporate Intranet applications. It is still too early to determine whether Java will become a widely adopted technology. At this time, there are a limited number of Java-based products. Alternatives to Java have been announced by several companies, including Microsoft. If Java is not adopted widely, or is adopted more slowly than anticipated, there could be a material adverse effect on our business.

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

RISKS OF RELIANCE ON VARS & ISVS

         A part of our strategy is to embed and bundle our technology in the products offered by value-added-resellers, or VARs and independent software vendors, or ISVs, such as Cisco Systems, Inc., Hewlett-Packard Company, Hitachi, Microsoft Corporation, Netscape, Novell, Inc., and Oracle Corporation. In the past, a small number of VAR and ISV customers accounted for a significant percentage of VisiBroker or enterprise product sales and revenue.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND SALES

         A substantial portion of our revenue is from international sales. There are inherent risks in doing business internationally. Some of these risks include the following:

                -      general economic conditions in each country;

                - seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

                - the difficulty of managing an organization spread over various countries;

                -      fluctuations in currency exchange rates;

                -      longer payment cycles in certain countries;

                -      export restrictions, tariffs and other trade barriers;

                -      changes in regulatory requirements;

                -      compliance with different laws and regulations;

                -      overlap of different tax structures; and

                -      political instability.

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

RISKS OF SOFTWARE DEFECTS AND LIABILITY CLAIMS

         Software products occasionally contain errors or defects, especially when they are first introduced or when new versions are released. We have not experienced any substantial problems to date from potential defects and errors. We routinely test our new products and new versions for defects and errors. We cannot be certain, however, that our products are completely free of defects and errors. The discovery of a defect or error in a new version or product may result in the following:

                -      delayed shipping of the product;

                -      immediate loss of revenue;

                -      delay in market acceptance;

                -      diversion of development resources;

                -      damage to our reputation; and

                -      increased service and warranty costs.

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

RISKS OF ANTI-TAKEOVER PROVISIONS

         In December 1991, we implemented a stockholder rights plan to protect our stockholders in the event of a proposed takeover that has not been recommended or approved by our Board of Directors. Our stockholder rights plan and certain provisions of our Certificate of Incorporation may discourage or prevent an actual or potential change in control of Inprise even if such a change in control would be beneficial to our stockholders. These limitations may limit our stockholders' ability to approve transactions that they may deem to be in their best interests. In addition, our Board of Directors has the authority to fix the rights and preferences of, and issue shares of, preferred stock without action by our stockholders. This may have the effect of delaying or preventing a change in control of Inprise.

         Under our stockholder rights plan, each share of our outstanding common stock has attached to it one preferred share purchase right. Each preferred share purchase right entitles the holder, under certain circumstances, to purchase shares of our common stock at a 50% discount from its then current market price. The preferred share purchase rights are redeemable at a nominal price and expire in 2001.

POTENTIAL DILUTIVE EFFECT OF CONVERSION AND ADDITIONAL ISSUANCE OF SERIES C PREFERRED STOCK ("SERIES C STOCK")

         Each share of our Series C Stock is convertible, at the option of the holder, after a two year holding period, or, automatically, when the business liquidates or in the event of a transaction such as the merger. The shares are convertible, based on a fixed conversion ratio, into fully paid and non-assessable shares of common stock. The conversion ratio is subject to adjustments for stock splits or other capital reorganizations. As of June 30, 2000, 6,720,430 shares of our common stock were reserved for issuance upon the conversion of the Series C Stock to shares of common stock.

RISKS ASSOCIATED WITH POTENTIAL BUSINESS COMBINATIONS

         As a part of our business strategy, we may make acquisitions of businesses, products or technologies in the future. We will review potential acquisition prospects with the following goals in mind:

                -      complement our existing product offerings;

                -      augment our market coverage;

                -      enhance our technological capabilities; or

                -      offer growth opportunities.

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

RISK OF NATURAL DISASTERS

         Our corporate headquarters, including most of our research and development operations, are located in Scotts Valley, California, an area known for significant seismic activity. Seismic activity, such as a major earthquake, could have a material adverse effect on our business, financial condition and operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Market risks relating to our operations result primarily from changes in interest rates and foreign exchange rates, as well as credit risk concentrations. To address the foreign exchange rate risk we enter into various hedging transactions as described below. We do not use financial instruments for trading purposes.

FOREIGN CURRENCY RISK

         We conduct business in a number of foreign countries. We have established a foreign currency program utilizing foreign currency forward exchange contracts to minimize intercompany balances and other monetary assets denominated in foreign currencies. A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. Dollar payment equal to the value of such exchange. We do not use foreign currency forward exchange contracts for trading purposes. The goal of the program is to offset the earnings impact of foreign denominated balances. At the end of a given month, the foreign denominated balances and the forward exchange contracts are marked-to-market, and unrealized gains and losses are included in current period net income.

         During the six months ended June 30, 2000, we recorded foreign exchange losses on intercompany receivables due to the dollar strengthening against certain foreign currencies. To the extent that Inprise has entered into a hedging contract for the receivables denominated in these currencies, the losses have been offset by our foreign exchange contracts. We cannot be certain that these currency trends will continue. If the U.S. dollar continues to strengthen against these or other foreign currencies, we may experience foreign exchange losses to the extent that we have not limited our exposure with foreign currency forward exchange contracts. Future foreign exchange losses could have a material adverse effect on our operating results and cash flows.

         The table below sets forth information about financial instruments, that are comprised of foreign currency forward exchange contracts outstanding as of June 30, 2000. The information is provided in U.S. Dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates. All instruments mature within a period of twelve months or less.

                                                                       JUNE 30, 2000
                                                  ------------------------------------------------------
                                                      NOTIONAL           AVERAGE            ESTIMATED
                                                       AMOUNT         CONTRACT RATE         FAIR VALUE
                                                      --------        -------------         ----------
Foreign currency forward exchange contracts:

Australian Dollar                                  $ 6,337,982             1.67              (7,977)
Canadian Dollar                                      1,192,089             1.48              (3,301)
Italian Lira                                           785,249          2033.3               (8,489)
Hong Kong Dollar                                     1,968,803             7.80               1,386
Dutch Guilder                                       (3,499,111)            2.31              31,240
New Taiwan Dollar                                    1,908,607            30.85              10,517
Singapore Dollar                                     5,916,507             1.73             (21,904)
Others                                                (270,933)                             (11,370)
                                                      ---------                             ---------


Total                                              $14,339,193                             $ (9,898)
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

         The table below presents principal (or notional) amounts (in thousands) and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations.

                                        2000     2001   2002    2003   2004   THEREAFTER        TOTAL
                                        ----     ----   ----    ----   ----   ----------        -----
Assets:
Cash equivalents...............    $ 238,522                                                $ 238,522
  Fixed rate...................         5.8%                                                     5.8%
Short-term investments.........    $   5,428                                                $   5,428
  Fixed rate...................         1.0%                                                     1.0%
Long-term debt:
Debt...........................    $     125     $180   $200    $222   $247    $  8,094     $   9,068
  Fixed Rate...................       10.75%                                                   10.75%


The short-term investment balances include required compensating balance accounts invested in Japanese securities.

CREDIT RISKS

         Our financial instruments that are exposed to concentrations of credit risk consists primarily of cash, cash equivalents, investments and trade receivables. We position our cash equivalents in high quality securities placed with major banks and financial institutions. With respect to receivables, our risk is limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. Currently, one customer located in the United States accounts for approximately 14% of net accounts receivable. No other single group or customer represents greater than 10% of net accounts receivable.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Information with respect to this item is incorporated by reference to
Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations-Legal Proceedings, of this Quarterly Report.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

AMENDMENT OF RIGHTS AGREEMENT

         On May 15, 2000, Inprise Corporation, Corel Corporation, a corporation organized under the laws of Canada ("Corel"), and Carleton Acquisition Co., a Delaware corporation and a wholly owned subsidiary of Corel ("Corel Sub"), entered into a Termination Agreement and Release (the "Termination Agreement"), pursuant to which the Merger Agreement (the "Merger Agreement"), dated as of February 6, 2000, by and among Inprise, Corel and Corel Sub, the Stock Option Agreement, dated as of February 6, 2000, between Inprise and Corel, pursuant to which Corel granted to Inprise an option to acquire up to 13,000,000 of the shares of common stock of Corel, and the Stock Option Agreement, dated as of February 6, 2000, between Inprise and Corel, pursuant to which Inprise granted to Corel an option to acquire up to 12,000,000 of the shares of common stock of Inprise (both such Stock Option Agreements, the "Stock Option Agreements"), were terminated and canceled by mutual agreement without payment of any termination fees. As a result of the Termination Agreement, the proposed merger between Inprise and Corel was terminated and Inprise and Corel agreed to release each other from all liabilities arising from, relating to or in connection with the Merger Agreement and the Stock Option Agreements.

         As previously reported, effective as of February 6, 2000, the Rights Agreement, dated as of December 20, 1991 (the "Rights Agreement"), between Inprise, and ChaseMellon Shareholder Services, L.L.C., a New Jersey limited liability company and the successor in interest to Manufacturers Hanover Trust Company of California, was amended ("Amendment No. 1") to, among other things, prevent the execution of the Merger Agreement and the Stock Option Agreements from causing a separation of the rights under the Rights Agreement. As the Merger Agreement and the Stock Option Agreements have now been terminated, effective as of June 28, 2000, the Rights Agreement was amended ("Amendment No. 2") to rescind the changes made to the Rights Agreement by Amendment No. 1. Amendment No. 2 also amended the Rights Agreement to eliminate the provisions which required the concurrence of the Continuing Directors (as defined in the Rights Agreement) in certain circumstances and the provisions otherwise referring to Continuing Directors. In addition, Amendment No. 2 amended the Rights Agreement to change certain provisions relating to the obligations of the Rights Agent. Amendment No. 2 was filed as Exhibit 8 to Inprise's Form 8-A/A which was filed with the SEC on June 29, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of Inprise stockholders held on July 25, 2000 at Inprise's corporate headquarters at 100 Enterprise Way, Scotts Valley, California (the "Annual Meeting") the following matters were voted upon:

1) The following individuals were elected to serve as Class II directors on the Inprise Board of Directors:

     Nominee:                                     For                         Withheld
     --------                                 -----------                   -----------
     Dale L. Fuller                            49,530,629                     2,804,008
     William K. Hooper                         49,736,109                     2,598,528

In addition to the two Class II directors elected at the Annual Meeting, the following individuals continued in their term of office as directors following the Annual Meeting:

Class III Directors Serving a Three-year Term Expiring at the 2001 Annual
Meeting:

     William F. Miller (Chairman)
     David Heller

Class I Directors Serving a Three-year Term Expiring at the 2002 Annual
Meeting:

     Robert H. Kohn (Vice-Chairman)
     Robert Dickerson

The following additional proposals were considered at the Annual Meeting and were approved by the vote of the stockholders, in accordance with the tabulation shown below.

2) Proposal to approve an amendment to the Inprise Corporation 1997 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 2,000,000 shares.

        For                                    Against                        Abstained
     ----------                               ----------                      ---------
     46,958,106                                5,173,713                        202,818


3) Proposal to approve an amendment to the Inprise Corporation 1999 Employee Stock Purchase Plan, to reserve an additional 500,000 shares of Common Stock thereunder.

        For                                    Against                        Abstained
     ----------                               ----------                      ----------
     50,903,211                                1,648,640                       148,105


4) Proposal to ratify the selection of PricewaterhouseCoopers LLP as the independent auditors for Inprise for the calendar year ending December 31, 2000.

        For                                     Against                       Abstained
     ---------                                 --------                       ---------
     51,903,211                                  312,505                        118,921


There were no broker non-votes cast at the Annual Meeting.

ITEM 5. OTHER INFORMATION.

EXPIRATION OF WAIVER OF CERTAIN PROVISIONS OF INVESTOR RIGHTS AGREEMENT WITH MICROSOFT

         As previously reported, on April 7, 2000, Inprise agreed to waive certain provisions of an Investor Rights Agreement, dated as of June 7, 1999, between Inprise and Microsoft Corporation. The waiver related to an agreement between Microsoft and the Antitrust Division of the United States Department of Justice in connection with the proposed merger between Inprise and Corel. Upon termination of the proposed merger with Corel, the waivers granted by Inprise to Microsoft expired in accordance with their terms.

REVISED COMPENSATORY PLAN FOR INPRISE'S INTERIM PRESIDENT AND CEO

         On June 29, 2000, upon recommendation of its Compensation Committee, the Inprise Board of Directors approved a new compensatory plan to compensate Dale L. Fuller for serving as Inprise's Interim President and Chief Executive Officer. Pursuant to such arrangement, commencing on July 1, 2000, Mr. Fuller receives a base salary of $50,000 per month, plus a bonus of up to 100% of such base salary. The bonus is based upon a number of factors and is paid at the discretion of the Compensation Committee.

ADDITIONS TO MANAGEMENT TEAM

         Since April 1, 2000, Inprise has enhanced its existing management team with the hiring of the following individuals to the positions listed adjacent to their names:

         NAME                          POSITION
         ----                          --------
         Douglas Barre                 Senior Vice President and Chief Operating Officer


         Keith E. Gottfried            Senior Vice President, General Counsel and Corporate
                                       Secretary

         Edward Shelton                Senior Vice President - Business Development


         Roger A. Barney               Senior Vice President and Chief Administrative Officer

         Frank Slootman                Vice President and General Manager - Software Products


         Each of the above-named individuals has executed an employment agreement with Inprise. A copy of each such employment agreement has been filed as an Exhibit to this Quarterly Report.

LOAN TO DOUGLAS BARRE

         In connection with hiring Douglas Barre to serve as Inprise's Senior Vice President and Chief Operating Officer, on June 26, 2000, Inprise extended a loan to Mr. Barre and his spouse in the amount of $1,000,000 for the purpose of purchasing a residence. The loan is secured by the purchased residence and bears interest at a fixed rate of 7% per annum. The loan will be forgiven over a five year period, provided that Mr. Barre remains employed by Inprise over this five-year period. A copy of the secured promissory noted executed on June 26, 2000 by Mr. Barre and his spouse has been filed as Exhibit 10.9 to this Quarterly Report.

TERMINATION OF DISCUSSIONS TO DISPOSE OF INTERBASE(R) PRODUCT LINE

         On July 28, 2000, Inprise announced that it had terminated negotiations with Ann Harrison regarding the sale of the InterBase product line to a start-up venture led by Ms. Harrison. Inprise is not currently in discussions with any party, and presently has no plans, with respect to the disposition of the InterBase product line.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

EXHIBIT NO.                 DESCRIPTION OF EXHIBIT
-----------                 ----------------------
4.1                         Amendment No. 2, dated as of June 28, 2000, to the
                            Rights Agreement, dated as of December 20, 1991,
                            between Inprise and ChaseMellon Shareholder
                            Services, L.L.C., as Rights Agent (incorporated by
                            reference to Exhibit 8 to Amendment No. 2 to
                            Inprise's Registration Statement on Form 8-A filed
                            with the Commission on June 28, 2000).


10.1                        Termination Agreement and Release, dated as of May
                            15, 2000, by and among Inprise Corporation, Corel
                            Corporation and Carleton Acquisition Co.
                            (incorporated by reference to Exhibit 99.1 to Inprise's Current Report on Form 8-K filed with the
                            Commission on May 18, 2000).


10.2                        Written description of compensatory plan for Dale L.
                            Fuller, approved by the Inprise Board of Directors on June 29, 2000 (included in Item 5 - Other
                            Information of this Quarterly Report).++


10.3                        Letter Agreement between Frederick A. Ball and
                            Inprise Corporation dated as of May 30, 2000
                            (amending Mr. Ball's employment agreement with Inprise Corporation dated as of September 16,
                            1999).* ++


10.4                        Employment Agreement between Douglas Barre and
                            Inprise Corporation dated as of May 17, 2000.* ++


10.5                        Employment Agreement between Keith E. Gottfried and
                            Inprise Corporation dated as of May 16, 2000.* ++

10.6                        Employment Agreement between Edward Shelton and
                            Inprise Corporation dated as of May 15, 2000.* ++


10.7                        Employment Agreement between Roger A. Barney and
                            Inprise Corporation dated as of June 5, 2000.* ++


10.8                        Employment Agreement between Frank Slootman and
                            Inprise Corporation dated as of July 7, 2000.* ++


10.9                        Secured Promissory Note, dated June 26, 2000, from
                            Douglas Barre and his spouse to Inprise
                            Corporation.*++

27.1                        Financial Data Schedule*

--------------------

*        Filed herewith.
++       Management contract or compensatory plan or arrangement.

         A copy of any exhibit will be furnished (at a reasonable cost) to any stockholder of Inprise upon receipt of a written request. Such request should be sent to Inprise Corporation, 100 Enterprise Way, Scotts Valley, California 95066-3249, Attention: Corporate Secretary.

B.    Reports on Form 8-K

         1. On May 18, 2000, Inprise filed a Current Report on Form 8-K with the Securities and Exchange Commission. The purpose of the filing was to report that Inprise and Corel Corporation had entered into a Termination Agreement on May 15, 2000 to mutually terminate the merger that had previously been agreed to by both parties.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INPRISE CORPORATION
                                         (Registrant)

Date:  August 11, 2000

                                         /s/  FREDERICK  A. BALL
                                         --------------------------------------
                                         Frederick A. Ball
                                         Senior Vice President - Finance and
                                         Chief Financial Officer
                                         (Principal Financial Officer and Duly
                                         Authorized Officer)

Exhibit 27   -    Financial Data Schedule

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF INPRISE CORPORATION AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS