Form 10-Q
period 2000-09-30
INPRISE CORP
filed 2000-11-14
CIK 853273

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

     The number of shares of common stock outstanding as of October 31, 2000, the latest practicable date prior to the filing of this report, was 61,550,718.

                                      INDEX

                                                                           PAGE

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................. 1

         Condensed Consolidated Balance Sheets
         for September 30, 2000 and December 31, 1999...................... 1

         Condensed Consolidated Statements of Operations for the
         three and nine months ended September 30, 2000 and 1999........... 2

         Condensed Consolidated Statements of Comprehensive Income for for the three and nine months ended September 30, 2000 and 1999... 3

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2000 and 1999..................... 4

         Notes to Condensed Consolidated Financial Statements.............. 5

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations.................. 7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........24

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................27

Item 2.  Changes in Securities and Use of Proceeds.........................27

Item 4.  Submission of Matters to a Vote of Security Holders...............27

Item 6.  Exhibits and Reports on Form 8-K..................................28

         Signatures........................................................29

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                               INPRISE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Par Value and Share Amounts)

                                                   September 30,         December 31,
                                                        2000                 1999
                                                   ---------------       --------------
                                                    (Unaudited)
 ASSETS
 Current assets:
     Cash and cash equivalents.................      $   214,415           $   192,013
     Short-term investments ...................           36,272                 5,680
     Accounts receivable, net .................           35,908                27,303
     Other current assets .....................           11,626                 8,139
                                                   ---------------       --------------

          Total current assets ................          298,221               233,135
 Property and equipment, net ..................           20,908                75,002
 Other non-current assets .....................            6,334                 4,879
                                                   ---------------       --------------

                                                     $   325,463           $   313,016
                                                   ===============       ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Accounts payable and accrued expenses.....      $    41,361           $    41,733
     Income taxes payable .....................            4,612                 5,808
     Deferred revenue .........................           17,721                12,273
     Other ....................................           10,063                18,083
                                                   ---------------       --------------

          Total current liabilities ...........           73,757                77,897
 Long-term debt and other .....................           19,778                19,462
                                                   ---------------       --------------

          Total Liabilities....................           93,535                97,359

 Stockholders' equity:
     Preferred stock: Series A, $.01 par
          value; 1,000,000 shares authorized;
          no shares issued and outstanding.....               --                    --
     Preferred stock: Series C convertible,
          $.01 par  value; 625 shares
          authorized; 625 shares issued and
          outstanding .........................               --                    --
     Common stock: $.01 par value;
          100,000,000 shares authorized;
          61,520,825 and 60,672,547 shares
          issued and outstanding...............              615                   607
     Additional paid-in capital ...............          470,290               464,527
     Accumulated deficit ......................         (217,937)             (229,572)
     Cumulative comprehensive income ..........            4,165                 5,300
                                                   ---------------       --------------
                                                         257,133               240,862
     Less common stock in treasury, at cost
          - 4,473,800 shares...................          (25,205)              (25,205)
                                                   ---------------       --------------

          Total Stockholders' Equity...........          231,928               215,657
                                                   ---------------       --------------

                                                     $   325,463           $   313,016
                                                   ===============       ==============

          See Notes to the Condensed Consolidated Financial Statements.



                               INPRISE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (In Thousands, Except Share and Per Share Amounts, Unaudited)


                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30,
                                                ------------------------    ------------------------

                                                  2000         1999          2000          1999
                                               -----------   -----------   -----------  ------------

Licenses and other revenues................      $ 40,926     $  39,928      $120,700    $ 112,065
Service revenues...........................         6,631         5,750        20,073       17,267
                                               -----------   -----------   -----------  ------------

   Net revenues............................        47,557        45,678       140,773      129,332
                                               -----------   -----------   -----------  ------------

Cost of licenses and other revenues........         2,501         4,943         9,431       15,261
Cost of service revenues...................         4,944         5,389        14,760       16,691
                                               -----------   -----------   -----------  ------------

   Cost of revenues........................         7,445        10,332        24,191       31,952
                                               -----------   -----------   -----------  ------------

Gross profit...............................        40,112        35,346       116,582       97,380
                                               -----------   -----------   -----------  ------------

Research and development...................        10,515        10,076        32,077       30,789
Sales, general and administrative..........        24,176        30,253        76,844       93,733
Restructuring and merger-related charges...            --            --         3,556        6,959
Other non-recurring charges................            --            --            --        8,193
                                               -----------   -----------   -----------  ------------

   Total operating expenses................        34,691        40,329       112,477      139,674
                                               -----------   -----------   -----------  ------------

Operating income (loss)....................         5,421        (4,983)        4,105      (42,294)
Income from patent cross-license agreement
   and other...............................            --            --            --      105,065
Interest income, net and other.............         4,511         3,444         9,118        6,874
Non-recurring benefit......................         2,967            --         2,967           --
                                               -----------   -----------   -----------  ------------

Income (loss) before income taxes..........        12,899        (1,539)       16,190       69,645
Income tax provision (benefit).............         1,455          (120)        3,890        9,133
                                               -----------   -----------   -----------  ------------

   Net income (loss).......................      $ 11,444      $ (1,419)     $ 12,300    $  60,512
                                               ===========   ===========   ===========  ============

Net income (loss) per share:

Basic......................................      $   0.18     $   (0.03)     $   0.19    $    1.13
                                               ===========   ===========   ===========  ============

Diluted....................................      $   0.17     $   (0.03)     $   0.18    $    0.99
                                               ===========   ===========   ===========  ============

Weighted average number of common shares outstanding:

Basic .....................................        61,506        57,992        61,308       53,339
                                               ===========   ===========   ===========  ============

Diluted....................................        68,983        57,992        70,087       60,855
                                               ===========   ===========   ===========  ============





          See Notes to the Condensed Consolidated Financial Statements.



                               INPRISE CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (In Thousands, Unaudited)

                                                         Three Months Ended        Nine Months Ended
                                                            September 30,            September 30,
                                                        ----------------------   -----------------------

                                                          2000        1999         2000         1999
                                                        ----------  ----------   ----------  -----------

Net income (loss).....................................   $ 11,444    $(1,419)     $ 12,300    $60,512

Other comprehensive income (loss):
Foreign currency translation adjustments..............       (908)     1,234        (1,135)    (1,061)
                                                        ----------  ----------   ----------  -----------

Comprehensive income (loss)...........................   $ 10,536    $  (185)     $ 11,165    $59,451
                                                        ==========  ==========   ==========  ===========



          See Notes to the Condensed Consolidated Financial Statements.


                               INPRISE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands, Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                               -------------------------------
                                                                                    2000             1999
                                                                               -------------    --------------
Cash Flows From Operating Activities:
   Net income ...............................................................   $  12,300         $  60,512
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization .......................................       7,109            11,613
        Gain on sale of long-term investment ................................        (723)           (2,937)
        Loss on sale of fixed asset .........................................       1,540                --
        Provision for bad debts .............................................         494               449
   Changes In Assets And Liabilities:
        Accounts receivable .................................................     (10,897)            4,710
        Other assets ........................................................         325              (117)
        Accounts payable and accrued expenses ...............................       1,767            (4,660)
        Income taxes payable ................................................      (2,371)            5,951
        Other (primarily deferred revenue and restructuring) ................       3,254             2,297
                                                                               -------------    --------------

        Cash provided by operating activities ...............................      12,798            77,818
                                                                               -------------    --------------

Cash Flows From Investing Activities:
   Purchase of property and equipment .......................................      (1,340)           (6,365)
   Proceeds from sale of property ...........................................      39,651                --
   Net change in short-term investments .....................................     (30,592)          (11,285)
   Net change in long-term investments ......................................      (2,077)            2,056
                                                                               -------------    --------------

        Cash provided by (used in) investing activities......................       5,642           (15,594)
                                                                               -------------    --------------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net ..............................       5,105             1,854
   Proceeds from the issuance of preferred stock, net........................          --            25,000
   Repurchase of common stock ...............................................          --            (4,871)
   (Repayment)borrowings of capital lease obligations and other debt activity        (133)               92
                                                                               -------------    --------------

        Cash provided by financing activities ...............................       4,972            22,075
Effect of exchange rate changes on cash......................................      (1,010)             (488)
                                                                               -------------    --------------

Net change in cash and cash equivalents......................................      22,402            83,811
Cash and cash equivalents at beginning of period.............................     192,013            81,137
                                                                               -------------    --------------

Cash and cash equivalents at end of period...................................   $ 214,415         $ 164,948
                                                                               =============    ==============







          See Notes to the Condensed Consolidated Financial Statements.

                               INPRISE CORPORATION

        Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1--BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements as of September 30, 2000, the three and nine months ended September 30, 2000, and the three and nine months ended September 30, 1999, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by generally accepted accounting principles for complete financial statements, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Inprise's financial position as of September 30, 2000, and its results of operations and cash flows for the three and nine months ended September 30, 2000 and for the three and nine months ended September 30, 1999. The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and notes should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission (the "SEC") on April 4, 2000.

NOTE 2--NET INCOME PER SHARE

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

     The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

                                                              Three Months Ended       Nine Months Ended
                                                                September 30,            September 30,
                                                            -----------------------  -----------------------

                                                              2000         1999         2000        1999
                                                            ----------   ----------  -----------  ----------
Numerator:
Net income (loss) before accretion charges ..............    $11,444      $(1,419)    $12,300      $60,512
Accretion charges to preferred stock.....................        219          219         656          287
                                                            ----------   ----------  -----------  ----------

Income (loss) available to common
   stockholders for basic earnings per share.............    $11,225      $(1,638)    $11,644      $60,225
                                                            ----------   ----------  -----------  ----------
Denominator:
Denominator for basic income per share -
     weighted average shares.............................     61,506       57,922      61,308       53,339
Effect of dilutive securities............................      7,477           --       8,779        7,546
                                                            ----------   ----------  -----------  ----------

Denominator for dilutive income per share................     68,983       57,922      70,087       60,885
                                                            ----------   ----------  -----------  ----------

Net income (loss) per share - basic......................    $  0.18      $ (0.03)    $  0.19      $  1.13
                                                            ==========   ==========  ===========  ==========

Net income (loss) per share - diluted....................    $  0.17      $ (0.03)    $  0.18      $  0.99
                                                            ==========   ==========  ===========  ==========

NOTE 3--RESTRUCTURING

     The following table summarizes our restructuring activity for the nine months ended September 30, 2000, (in thousands):

                              Severance                  Other
                                 and                     Asset
                              Benefits    Facilities    Charges      Other       Total
                              ----------  ----------   ----------  ----------  ----------

Accrual at December 31, 1999   $  3,003    $   997      $  4,764     $ 1,204    $ 9,968
Additions...................        269         --          (181)         --         88
Cash payments...............     (2,259)      (293)           --        (178)    (2,730)
Non-cash costs..............         --         --        (4,139)       (459)    (4,598)
                              ----------  ----------   ----------  ----------  ----------

Accrual at September 30, 2000  $  1,013    $   704      $    444     $   567    $ 2,728
                              ==========  ==========   ==========  ==========  ==========

     During December 1999, we recorded a restructuring charge of $34.8 million. The restructuring charge consists primarily of a loss on the sale of our Scotts Valley corporate headquarters of $29.7 million; a $3.1 million charge for discontinuation of our European information system implementation; severance costs associated with organizational changes of $3.0 million (representing planned termination of approximately five percent of the workforce as of December 1999); and other miscellaneous restructuring related costs of $3.1 million. These charges were offset, in part, by the reversal of prior restructuring charges totaling $4.1 million.

     Subsequent to December 31, 1999, there have not been any significant changes to our estimate of the total costs of prior restructuring activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A CAUTION ABOUT FORWARD-LOOKING STATEMENTS

     The matters discussed throughout this Quarterly Report that are not historical facts are foward-looking statements and accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

     These forward-looking statements may relate to, but are not limited to, future capital expenditures, acquisitions, future revenues, earnings, margins, costs, product release dates, demand for our products, market trends in the software industry, interest rates, foreign currency rates, inflation, and various economic and business trends. You can identify forward-looking statements by the use of words such as "believe," "expect," "estimate," "project," "budget," "forecast," "anticipate," "plan" and similar expressions. Forward-looking statements include all statements regarding expected financial position, results of operations, cash flows, dividends, financing plans, business strategies, operating efficiencies or synergies, budgets, capital and other expenditures, competitive positions, markets and growth opportunities for existing or proposed products or services, plans and objectives of management, and markets for the capital stock of Inprise and conditions or trends in the securities markets where shares of Inprise common stock are traded.

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

     You are advised to read this Quarterly Report on Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Annual Report on Form 10-K for the year ended December 31, 1999, our other Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. You may read and copy any reports, statements or other information filed by Inprise at SEC Public Reference Rooms at 450 Fifth Street, N.W., Washington, D.C. 20549 or at any of the SEC's other public reference rooms in New York and Chicago. Please call the SEC at 1-800-SEC-0330 for further information on public reference rooms. Inprise's filings with the SEC are also available to the public from commercial document-retrieval services and at the Internet web site maintained by the SEC at www.sec.gov. In addition, any reports, statements or other information filed by Inprise with the SEC may also be obtained for free from Inprise by directing such request to: Inprise Corporation, 100 Enterprise Way, Scotts Valley, California 95066-3249,
Attention: Investor Relations, telephone: (831) 431-1000, e-mail: investor@inprise.com.

OVERVIEW

     Inprise is a leading provider of Internet-enabling software and services designed to reduce the complexity of application development for corporations and individual programmers. We develop and provide integrated, scalable and secure solutions, distinguished for their ease of use, performance and productivity. Committed to most major computing platforms as well as the open standards of the Internet, we provide service and support for software developers worldwide through our online developer community and E-commerce site - community.borland.com - offering a range of technical information, value-added services and third-party products. Our product lines and services are designed to assist software developers and business enterprises in their development and deployment of software in the desktop, client/server, distributed objects, and Internet and corporate intranet environments.

     We market and distribute our products worldwide primarily through independent distributors, dealers, value-added resellers ("VARs") and independent software vendors ("ISVs"). We also market and sell to corporations, governments, educational institutions and other end-user customers through direct sales and through the Internet.

RESULTS OF OPERATIONS

     REVENUES

     Our revenues are derived from software licenses, customer support, training and consulting services.

     LICENCES AND OTHER REVENUES

     Licenses and other revenues represent amounts earned from granting customers licenses to use our software products. Licenses and other revenues totaled $40.9 million for the quarter ended September 30, 2000; an increase of 3% from the same quarter a year ago. Licenses and other revenues during the three months ended September 30, 2000 were favorably affected by the release of JBuilder(TM) 4.0 causing the licenses and other revenues to grow approximately 268% over the same quarter a year ago. Additionally, licenses and other revenues from Inprise's enterprise products, including VisiBroker(R), Application Server(TM) and AppCenter(TM), have increased by approximately 57% over the same quarter a year ago due to the execution of several large customer contracts during the quarter. Licenses and other revenues from Inprise's Delphi(TM) product line decreased 63% from the same quarter in 1999, due to the absence of any new releases of Delphi during the three months ended September 30, 2000 compared with the release of Delphi 5.0 during the same quarter a year ago. Inprise presently expects to release Delphi 6.0 during the first half of 2001. The quarter-over-quarter decline in revenues from the Delphi product line is also due to Inprise's decision to reallocate Delphi-related research and development and marketing resources to support the development and launch of Kylix(TM) (Delphi for Linux) which is targeted for release in the first quarter of 2001. Licenses and other revenues from other products declined approximately 39% from the same quarter a year ago. Licenses and other revenues from other products represented approximately 5% and 9% of Inprise's overall revenue for the quarters ended September 30, 2000 and 1999, respectively.

     SERVICE REVENUES

     Service revenues represent amounts earned from customer support, training, consulting and educational services related to our software products. Service revenues increased to $6.6 million for the quarter ended September 30, 2000, compared to $5.8 million for the quarter ended September 30, 1999. This increase is primarily due to increased support revenues in

Europe as Inprise expands its focus on support offerings for its enterprise products into non-U.S. locations.

     INTERNATIONAL REVENUES

     International revenues represented 51% of our total net revenue for the quarter ended September 30, 2000 compared to 53% for the quarter ended September 30, 1999. We expect that our international operations will continue to provide a significant portion of our total revenue.

     The following table presents our total revenue by geographic area:

                              Three Months Ended          Nine Months Ended
                                 September 30,               September 30,
                             ---------------------      ----------------------
                                2000       1999            2000        1999
                             ---------- ----------      ----------  ----------

United States.............    $ 23,160   $ 21,312        $ 58,755    $ 59,597
Europe....................      14,010     14,520          46,035      43,021
Japan.....................       4,457      4,892          17,994      14,456
Other.....................       5,930      4,954          17,989      12,258
                             ---------- ----------      ----------  ----------

Net revenues..............    $ 47,557   $ 45,678        $140,773    $129,332
                             ========== ==========      ==========  ==========

COST OF REVENUES

     COST OF LICENSES AND OTHER REVENUES

     Cost of licenses and other revenues consist primarily of production costs, product packaging, and royalties paid to third-party vendors. Cost of licenses and other revenues were $2.5 million and $4.9 million for the quarters ended September 30, 2000 and 1999, respectively. The decrease in cost of licenses and other revenues during the quarter was due to the decrease in direct production costs, as enterprise sales increased as a percentage of overall license revenues. Enterprise revenues typically have a lower direct cost of sale as a large portion of enterprise revenues are generated from transactions that involve multiple licenses to the same customer. Additionally, Inprise experienced a decrease in royalty costs payable to third-party vendors, resulting from a decrease in sales of third-party products. Cost of licenses or other revenues may vary in future periods due to changes in royalty obligations to third-party technology providers, certain manufacturing costs as well as the number of new products and product upgrades introduced in any respective quarter.

     COST OF SERVICE REVENUES

     Cost of service revenues consist primarily of salaries and benefits, third-party contractor costs, and related expenses incurred in providing customer support, training and education. Cost of service revenues were $4.9 million and $5.4 million for the quarters ended September 30, 2000 and 1999, respectively. This decrease in costs was primarily due to lower employee-related expenses, principally in the U.S., as Inprise reduced the headcount within its professional services group during the fourth quarter of 1999. Cost of service revenues as a percentage of service revenues may also vary between periods due to the combination of services that we provide to customers and the extent to which employees or contractors are used to provide those services.

OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs and fees and expenses of third-party consultants. Research and development expenses were 22% of net revenues for each of the quarters ended September 30, 2000 and 1999. Research and development expenses for the quarter ended September 30, 2000 increased to $10.5 million from $10.1 million for the quarter ended September 30, 1999, primarily due to an increase in employee-related costs in our Singapore and Australia research facilities.

     SALES, GENERAL AND ADMINISTRATIVE

     Sales, general and administrative (SG&A) expenses consist primarily of salaries, benefits, sales commissions, the cost of product marketing programs, and facility and information system costs. SG&A expenses decreased by 20% this quarter compared to the same quarter of last year and represented 51% and 66% of net revenues for the quarters ended September 30, 2000 and 1999, respectively. This decrease was principally due to decreased employee costs and a reduction in depreciation costs resulting from the sale of our Scotts Valley corporate headquarters during the quarter ended March 31, 2000 and the disposal of certain information systems capital assets during the quarter ended December 31, 1999.

     During December 1999, we recorded a restructuring charge of $34.8 million. The restructuring charge consisted primarily of a loss on the sale of our Scotts Valley corporate headquarters of $29.7 million; a $3.1 million charge for discontinuation of our European information system implementation; severance costs associated with organizational changes of $3.0 million (representing planned termination of approximately five percent of the workforce as of December 1999) and other miscellaneous restructuring related costs of $3.1 million. These charges were offset, in part, by the reversal of prior restructuring charges totaling $4.1 million.

     During the nine months ended September 30, 2000, Inprise paid approximately $2.7 million for severance, facility and other costs as part of the December 1999 restructuring.

INTEREST INCOME, NET AND OTHER

     Interest income, net and other increase from $3.4 million during the quarter ended September 30, 1999 to $4.5 million during the quarter ended September 30, 2000. This increase is principally due to the increase in interest income. Interest income increased by $1.9 million during the quarter ended September 30, 2000 over the same quarter a year ago, as the cash, cash equivalents and short-term investment balance has increased by $71.2 million, or 40% from September 30, 1999 to September 30, 2000. During the quarters ended September 30, 1999 and 2000, interest income, net and other also included $1.4 million and $0.7 million, respectively, in gain on contingent consideration relating to the 1998 sale of Inprise's investment in Starfish Software, Inc.

NON-RECURRING BENEFIT

     During the quarter ended September 30, 2000, Inprise reversed approximately $3.0 million in reserves established in prior periods for potential litigation which, due to changes in facts and circumstances, have been determined to be no longer necessary.

INCOME TAXES

     We have significant net operating loss and tax credit carryforwards in the U.S. and a number of non-U.S. jurisdictions in which we conduct business. These losses and credit carryforwards are used to offset our tax liability. In addition, we incur withholding taxes in a number of non-U.S. jurisdictions that are imposed regardless of the profitability of Inprise in that jurisdiction. We anticipate our tax provision for 2000 to be comprised principally of non-U.S. income taxes and non-U.S. withholding taxes. The principal difference between the 2000 and 1999 tax provisions is the U.S. tax provision related to the income from the one-time patent cross license agreement with Microsoft recorded in the quarter ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, total cash, cash equivalents and short-term investments totaled $250.7 million; up from $197.7 million at December 31, 1999. Working capital increased to $224.5 million, up from $155.2 million at December 31, 1999, due primarily to the $39.6 million in cash received from the sale of our Scotts Valley corporate headquarters; the $12.8 million in cash provided from operations during the nine months ended September 30, 2000; and an increase in Inprise's trade accounts receivable balance of $10.9 million from December 31, 1999 to September 30, 2000. The increase in accounts receivable balance at September 30, 2000 is generally the result of enterprise revenue that was generated towards the end of the quarter. We expect that our current working capital will be sufficient to finance our working capital requirements at least through the next twelve months.


LEGAL PROCEEDINGS

     On April 19, 2000, a complaint was filed by a purported stockholder, on his own behalf and purportedly on behalf of the other stockholders of Inprise, against Inprise and its directors in the Court of Chancery of the State of Delaware, in a lawsuit captioned Paul Berger v. Dale L. Fuller, William F. Miller, William K. Hooper, David Heller and Inprise Corporation. The complaint alleged, among other things, breaches of fiduciary duties by the directors of Inprise in connection with their approval of the Merger Agreement, dated as of February 6, 2000, among Inprise, Corel Corporation ("Corel") and a subsidiary of Corel (the "Merger Agreement"), which Merger Agreement subsequently was terminated on May 15, 2000. In his complaint, the plaintiff sought, among other things, a preliminary and permanent injunction against consummation of the merger of Inprise and Corel, rescission or other equitable relief in the event that the merger was consummated and other unspecified damages. On May 12, 2000, Inprise and Messrs. Fuller, Miller, Hooper and Heller filed a Motion to Dismiss and supporting brief asserting, among other things, that the complaint filed failed to state a claim. On June 15, 2000, the parties to the suit entered into a stipulation agreeing that the claims asserted in the suit had become moot since the merger had been abandoned and agreed that the suit should be dismissed with prejudice. In connection with such stipulation, (i) Inprise agreed to pay the fees and expenses incurred by plaintiff's counsel in connection with the lawsuit in an aggregate amount of $35,000; and (ii) plaintiff agreed to release all claims, rights, causes of action, suits, matters and issues, known or unknown, that have been or could have been asserted by plaintiff or his attorneys in the suit, either directly or individually, derivatively, representatively or in any other capacity, against defendants, or their respective present or former officers, directors, agents, employees, attorneys, representatives, advisors, heirs, executors, administrators, successors and assigns, and anyone else, in connection with or that arise out of or relate in any way to the litigation or any matters, transactions or occurrences referred to in the complaint, including any claim for plaintiffs' attorneys' fees and expenses, with prejudice as to plaintiff and his counsel. The Court entered a final order dismissing the case on the terms provided in the parties' stipulation on August 31, 2000.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

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

     Our President and Chief Executive Officer, Dale L. Fuller, entered into an employment agreement dated April 9, 1999, the term of which expired on October 9, 1999. There is no assurance that he will continue in his position or that we would be able to find a replacement should he leave our employment.

     To retain key employees, we have instituted retention programs. We have increased compensation, bonuses, stock options and other fringe benefits in order to attract and retain management and other key employees. We may be required to further increase such compensation and benefits. We are not certain that these efforts will succeed in retaining our key employees, and failure to attract and retain key personnel could significantly harm our business.

UNPREDICTABILITY OF FUTURE REVENUES: POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS AND SEASONALITY

     Our quarterly operating results have varied significantly in the past. We expect that our operating results will continue to vary significantly from time to time. We believe that these variations may result from many factors already described in this Quarterly Report and may include, but may not be limited to, any of the following factors:

     o    introduction of new products;

     o    the overall level of demand for our products;

     o    the size and timing of significant orders and their fulfillment;

     o the number, timing and significance of product enhancements and new product announcements by us and our competitors;

     o    changes in pricing policies by us or our competitors;

     o customer order deferrals in anticipation of enhancements or new products offered by us or our competitors;

     o deferral of customer orders based on their uncertainty about our short-term and long-term prospects;

     o    product release cycles of existing products;

     o    product defects and other product quality problems;

     o    seasonal trends; and

     o    general domestic and international economic and political conditions.

     An additional risk factor is the lengthening of our sales cycle. We expect that a significant percentage of our future revenue will be from large orders. These large sales typically contain multiple elements, including licenses for development and deployment products, technical support, maintenance, consulting and training services. A significant portion of the revenue from a large order is typically recognized over time. For example, when the contract is signed, the license and deployment fees may be recognized as revenue. However, revenue related to further services, such as technical support and consulting services, must be deferred until the services are rendered. The timing of recognition of revenue associated with larger sales may have a material adverse effect on our business, operating results and financial position.

     Furthermore, many customers place orders toward the end of a given quarter. Therefore revenues can be difficult to predict. Costs are based on projected revenues and are relatively fixed in the short term. Therefore, if revenue levels fall below projections, net income may be significantly reduced or we may experience a loss.

     We cannot be certain that we will be able to maintain profitability on a quarterly or annual basis. It is likely that in some future quarters, our operating results will be below our expectations as well as those of public market analysts and investors. In such a case, the price of our common stock may be materially and adversely affected.

RISKS IN TRANSITION TO DIRECT SALES, LENGTHY SALES CYCLES AND SYSTEMS INPLEMENTATION SELLING

     Selling enterprise software products directly to our customers entails sales cycles that are substantially more lengthy and more uncertain than those associated with our traditional business of selling desktop software through retail channels. Customers for enterprise products are predominately larger companies, institutions and governmental entities. These customers generally commit significant time and resources to evaluating enterprise software, and they require us to expend substantial time, effort and money educating them about our software products and solutions. As a result, sales to these types of customers generally require an extensive sales effort throughout the customer's organization, and they often require final approval by the customer's Chief Information Officer or other senior level employee. All of these factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made. We have experienced and expect to continue to experience delays and uncertainty in the sales cycle as well as increased expenses for these sales.

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

     We have made changes to our sales compensation programs in recent years in an effort to increase sales. There can be no assurance, however, that they will be successful in achieving this result in the long term, and such changes could significantly harm our revenues and sales-related expenses.

RISKS RELATED TO NEW PRODUCT INTRODUCTIONS; RAPID TECHNOLOGICAL AND MARKET
CHANGES

     The market for our products is highly competitive and is characterized by continuous technological advancement, evolving industry standards and changing customer requirements. Our ability to generate revenue in the future will depend substantially on our ability to successfully design and market new products and upgrades of our current products for existing and new computer platforms and operating environments that anticipate the requirements of this market.

     We face a number of inherent risks in the current market environment, including, but not limited to, the following:

     o we may introduce products later than we expect or later than competitors' introductions;

     o    competitors may introduce competing products at lower prices;

     o product upgrades, which enable users to upgrade from earlier versions of our products or competitors' products, have lower prices and margins than new products; and/or

     o the acceptance of our new products is highly dependent, in part, on the continued adoption of the Internet as a new computing paradigm, the increased use of the Java programming language, and the adoption of the Linux operating system.

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

RISKS OF ENTERING A NEW BUSINESS AREA

     Our strategy is to focus on enterprise customers, software developers, and the Internet and corporate intranet markets. Our sales are dependent on enterprise customers adopting distributed object technology for information processing and the Internet and corporate intranets for commerce and communications. Concerns about the Internet and corporate intranets, including security, reliability, cost, ease of use and access and quality of service, may inhibit the adoption of this technology by potential customers, thereby harming our business.

     Our distributed object software products, such as VisiBroker(R), AppCenter(TM) and Application Server(TM), are based on several emerging standards, including the Common Object Request Broker Architecture or CORBA(R), Extended Markup Language or XML, Enterprise JavaBeans(R) (EJB(TM)) and Java Two Enterprise Edition (J2EE). These standards guide the development and management of applications created in object oriented programming languages such as C++ and Java. These emerging standards are just beginning to gain widespread acceptance, and they compete with proprietary solutions such as ActiveX(R) and DCOM, each of which is marketed by Microsoft Corporation. The distributed object software market is relatively young, and there are few proven products. If CORBA does not continue to be a strategically important technology for our customers, or if it declines in importance, resulting in our customers selecting products based on other standards, our business would be harmed.

     We are investing time and resources in developing products for the Linux operating system. Linux is a new operating system and has yet to be adopted on a widespread basis. At this time, there are relatively few commercially viable products that operate on the Linux operating system. If Linux is not adopted, or is adopted more slowly than anticipated, our investments in Linux compatible products may not generate the anticipated return, and as a result our business could be materially adversely affected. As a newcomer to these markets, we face a number of risks including:

     o    the new and evolving nature of the markets themselves;

     o our need to make choices regarding the operating systems, database management systems and server software on which to focus;

     o the ongoing transition and investment of our resources for this segment;

     o    our limited experience in this area; and

     o the presence of several very large and well-established businesses, as well as a number of smaller successful companies, which are already competing in this market.

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

     Our development tools and distributed objects products compete with products offered by a number of companies, including, but not limited to, Microsoft, Sun Microsystems, Oracle, Sybase, IBM, Webgain and Computer Associates. In the distributed object market, we compete primarily with IBM, BEA Systems and Iona Technologies PLC.

     In addition, we compete with, and in some cases are dependent upon, operating systems vendors such as Microsoft, Sun Microsystems, Hewlett-Packard, IBM, Red Hat and Apple Computer. To the extent that we are unable to obtain information regarding existing and future operating systems from the developers of such systems, the release of our products for such systems may be delayed or may not be competitive. For example, Microsoft, a significant competitor, is the developer of the Windows(R) operating environment. Microsoft has also introduced a product that includes certain basic application server functionality. The bundling of competing functionality in versions of Windows products requires us to compete with Microsoft in the Windows marketplace where Microsoft has certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, greater name recognition, substantial installed base and the integration of its middleware functionality with Windows. We need to differentiate our products from Microsoft's, based on scalability, functionality, interoperability with non-Microsoft platforms, performance and reliability as well as to establish that our products provide more effective solutions to customers' needs. There can be no assurance that we will be able to differentiate our products successfully from those offered by Microsoft, or that Microsoft's entry into the middleware market will not harm this portion of our business.

     Some of our competitors have substantially greater financial, management, marketing and technical resources than we have. Many of our competitors have well-established relationships with our current and potential customers. They also have extensive knowledge of the market, and extensive development, sales and marketing resources, and they are capable of offering single vendor solutions. In particular, operating system vendors such as those mentioned above may offer similar products bundled with their own operating systems. For example,Microsoft has introduced DCOM for Microsoft operating systems. In addition, in the past, some of our competitors have utilized their greater resources to provide substantial signing bonuses and other inducements to lure away our management and other key personnel.

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

     We need to differentiate our products from our competitors' products based on functionality, interoperability, developer productivity, performance and reliability. There can be no assurance that we will be able to successfully differentiate our products from those of our competitors.

     Commercial acceptance of our products and services is also dependent on the market's perception of Inprise. Successful marketing of our products and the promotion of Inprise are both important to our success. There can be no assurance that our efforts will be successful. In addition, critical or negative statements made by brokerage firms, industry and financial analysts, and industry periodicals about Inprise, our products, or our business could negatively impact customer perception. Similarly, negative advertising or marketing efforts conducted by our competitors could affect customer perception. If the customers' perception of us becomes negative, this could have a materially adverse impact on our business, operating results and financial condition.

     We face intense competition in the development and marketing of Internet and corporate intranets, middleware and development software. We are not certain that we will be able to compete effectively for Internet and corporate intranets, on-line services, electronic commerce and other business opportunities as they arise.

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

PROTECTING OUR INTELLECTUAL PROPERTY RIGHTS

     As a software company, our intellectual property rights are among our most valuable assets. We rely on a combination of patent, copyright, trademark, trade secret laws, contractual arrangements, domain name registrations and other methods to protect our intellectual property rights. The protective steps we have taken may be inadequate to deter misappropriations of our intellectual property rights. In addition, it may be possible for an unauthorized third party to reverse engineer or decompile our software products. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. In addition, the intellectual property laws of some foreign countries are not as protective as the laws of the United States. Accordingly, we cannot be certain that we will be able to protect our intellectual property rights against unauthorized third party copying or use that could materially and adversely affect our competitive position.

     From time to time, we receive a notice claiming that we have infringed a third party's patent or other intellectual property right. We expect that software products in general will increasingly be subject to such claims as the number of products and competitors increase and the functionality of products overlap. Regardless of the merits of a claim, responding to any claim can be time consuming and costly and divert the efforts of Inprise's technical and management personnel from productive tasks. In the event of a successful claim against us, Inprise may be required to pay significant monetary damages, discontinue use and sale of the infringing products, expend significant resources to develop non-infringing technology and/or enter into royalty and licensing agreements that might not be offered or available on acceptable terms. If a successful claim were made against us and we failed to commercially develop or license a substitute technology, our business could be materially harmed.

WE HAVE A HISTORY OF OPERATING LOSSES

     Despite the fact that we have experienced an operating profit in our most recently completed quarter and the immediately proceeding quarter, we have had operating losses in five of the past six fiscal years. Our ability to achieve revenue growth and profitability in the future is dependent on our success in selling our products and services while, at the same time, reducing our operating expenses. Our future profitability is dependent, among other things, upon our ability to:

     o    introduce new products and services successfully;

     o    achieve market acceptance of our products and services;

     o    implement restructuring and cost control measures from time to time;
          and

     o integrate the products and operations of acquired companies successfully.

   If we are unable to accomplish these objectives, we will be unable to achieve revenue growth and profitability in future periods.

EXTREME VOLATILITY OF STOCK PRICE

     Like the publicly-traded securities of other high technology companies, the market price of our common stock has experienced significant fluctuations and may continue to be extremely volatile. During the period from January 1, 1999 to September 30, 2000, the price of Inprise common stock has ranged from a low of $2.69 to a high of $20.00. On November 8, 2000, the most recent practicable date prior to the filing of this Quarterly Report, the close price of Inprise common stock was $6.25. The market price of our common stock may be significantly affected by factors such as the following:

     o announcements of new products or product enhancements by us or our competitors;

     o    technological innovation by us or our competitors;

     o quarterly variations in our results of operations or those of our competitors;

     o    changes in the prices of our products or those of our competitors;

     o changes in revenue and revenue growth rates for us as a whole or for specific geographic areas, business units, products or product categories;

     o    changes in our earnings estimates by market analysts;

     o    speculation in the press or analyst community;

     o    actual or anticipated changes in interest rates; and

     o general market conditions or market conditions specific to particular industries.

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

RISKS OF REGULATION OF THE INTERNET AND ELECTRONIC COMMERCE

     We intend to expand our business through, among other channels, e-commerce on the Internet. The electronic commerce market is new and rapidly evolving. While this is an evolving area of the law in the U.S. and overseas, currently there are relatively few laws or regulations that directly apply to access or commerce on the Internet. Changes in laws or regulations governing the Internet and electronic commerce, including, without limitation, those governing an individual's privacy rights, could have a material adverse effect on our business, operating results and financial condition.

RISKS ASSOCIATED WITH OUR DEPENDENCE ON JAVA AND ENCRYPTION TECHNOLOGY

     Some of our products are based on Java, an object-oriented software programming language developed by Sun Microsystems. Java was developed primarily for Internet and corporate intranet applications. It is still too early to determine whether Java will become a widely adopted platform. At this time, there are a limited number of Java-based products. If Java is not adopted widely, or is adopted more slowly than anticipated, there could be a material adverse effect on our business.

     We will use encryption technology in some of our future products to provide security for the exchange of confidential information. Encryption technologies have been breached in the past. There can be no assurance that there will not be a compromise or breach of our security technology. If such a breach were to occur, it could have a material adverse effect on our business.

RISKS OF USING RETAIL DISTRIBUTION CHANNELS

     A significant portion of our sales are made through retail distribution channels. Demand in these channels fluctuate based on customer demand. Our retail distributors also carry the products of competitors. Some of our retail distributors have limited capital to invest in inventory. Their decision to purchase our products is based on a combination of demand for our products, our pricing, and the terms and special promotions we offer.

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

     When we introduce new versions of our products, our distributors return their inventories of the older versions. Our return policy allows our distributors, with some limitations, to return products in exchange for credit toward new products. Similarly, end users may return products through dealers and distributors within a reasonable period from the date of purchase for a full refund. Retailers may then return the older versions to us. We estimate and maintain reserves for product returns. However, future product returns could exceed our reserves, and this could have a material adverse effect on our business.

RISKS OF RELIANCE ON VARs & ISVs

     A part of our strategy is to embed and bundle our technology in the products offered by value-added-resellers, or VARs and independent software vendors, or ISVs, such as Cisco Systems, Hewlett-Packard, Hitachi, Microsoft, Netscape, Novell, and Oracle. In the past, a small number of VAR and ISV customers accounted for a significant percentage of enterprise product revenue.

     For these sales, the pricing and discount terms and conditions of our license agreements are negotiated and vary among our customers. Most of our license agreements with these customers are non-exclusive and do not require them to recommend or offer our products exclusively. Many of our agreements do not require our customers to make a minimum number of purchases. We have virtually no control over the shipping dates or volumes of systems shipped by our customers. Many of the markets for the VAR and ISV products are new and evolving. Therefore, we cannot predict that these customers will purchase our technology for their products in the future. If we are not successful in securing additional licenses with our current or new customers on profitable terms, our business, financial condition and results of operations could be materially adversely affected.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND SALES

     A substantial portion of our revenue is from international sales. There are inherent risks in doing business internationally. Some of these risks include the following:

     o    general economic conditions in each country;

     o seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

     o the difficulty of managing an organization spread over various countries;

     o    fluctuations in currency exchange rates;

     o    longer payment cycles in certain countries;

     o    export restrictions, tariffs and other trade barriers;

     o    changes in regulatory requirements;

     o    compliance with different laws and regulations;

     o    overlap of different tax structures; and

     o    political instability.

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

RISKS OF SOFTWARE DEFECTS AND LIABILITY CLAIMS

     Software products occasionally contain errors or defects, especially when they are first introduced or when new versions are released. We have not experienced any substantial problems to date from potential defects and errors. We routinely test our new products and new versions for defects and errors. We cannot be certain, however, that our products are completely free of defects and errors. The discovery of a defect or error in a new version or product may result in the following consequences, among others:

     o delayed shipping of the product;

     o immediate loss of revenue;

     o delay in market acceptance;

     o diversion of development resources;

     o damage to our reputation; and

     o increased service and warranty costs.

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

     Our stockholder rights plan and certain provisions of our Restated Certificate of Incorporation and Amended and Restated Bylaws may discourage or prevent an actual or potential change in control of Inprise even if such a change in control would be beneficial to our stockholders. These limitations may limit our stockholders' ability to approve transactions that they may deem to be in their best interests. In addition, our Board of Directors has the authority to fix the rights and preferences of, and issue shares of, preferred stock without action by our stockholders. This may have the effect of delaying or preventing a change in control of Inprise.

POTENTIAL DILUTIVE EFFECT OF CONVERSION AND ADDITIONAL ISSUANCE OF SERIES C PREFERRED STOCK ("SERIES C STOCK")

     Each share of our Series C Stock is convertible, at the option of the holder, after a two year holding period, or, automatically, in the event of a fundamental transaction such as a merger. The shares are convertible, based on a fixed conversion ratio, into fully-paid and non-assessable shares of Inprise common stock. The conversion ratio is subject to adjustments for stock splits or other capital reorganizations. As of September 30, 2000, 6,720,430 shares of our common stock were reserved for issuance upon the conversion of the Series C Stock into shares of Inprise common stock.

RISKS ASSOCIATED WITH POTENTIAL BUSINESS COMBINATIONS

     As a part of our business strategy, we may make acquisitions of businesses, products or technologies in the future. We will review potential acquisition prospects to determine if they:

     o    complement our existing product offerings;

     o    augment our market coverage;

     o    enhance our technological capabilities; or

     o    offer growth opportunities.

     There may be substantial costs associated with acquisitions including the potential dilution to our earnings per share, the incurrence or assumption of debt, the assumption of contingent liabilities, and the amortization of expenses related to goodwill and other intangible assets. Acquisitions entail numerous risks, including difficulty in the assimilation of operations, technologies, products and personnel. Acquisitions also divert the attention of management from other business concerns. An acquisition in a new area risks entering markets where we have limited or no prior experience as well as potential loss of key employees of the acquired organization. Any one of these risks, if realized, could negatively impact our operating results and/or the market price of our common stock. We cannot be certain of our ability to successfully integrate any businesses, products, technologies or personnel acquired. Failure to do so in an acquisition could negatively affect our business, financial condition and operating results.

IMPACT OF YEAR 2000 DATE TRANSITION

     This section is a Year 2000 Readiness Disclosure pursuant to the Year 2000 Information and Readiness Disclosure Act of 1998.

     We currently know of no significant year 2000-related failures occurring in either our products or our internal systems as a result of the date change from December 31, 1999 to January 1, 2000.

     Costs for our efforts to address Year 2000 readiness have not been substantial and are largely absorbed within our existing engineering expenditures. To date, these costs have not been reported separately.

     We believe that the most of our newly introduced products are Year 2000 ready. Some of our older products are not Year 2000 ready or will not be tested. Where possible, we encouraged our customers to migrate to current product versions. However, despite our analysis and review, it is possible that our products may contain undetected errors or defects associated with Year 2000 date functions, that may result in material costs. Furthermore, use of our products in connection with other products, that may or may not be Year 2000 ready, including hardware, software and firmware, may result in the inaccurate exchange of date data resulting in performance issues and system failures. To the extent that our products or third party products that include our products prove not to be Year 2000 ready or in the event of disputes with customers regarding whether our products are ready, our business, results of operations and financial condition could be materially adversely affected.

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

FOREIGN CURRENCY RISK

     We conduct business in a number of foreign countries, including Japan, Canada, Latin America and certain countries throughout Europe and Southeast Asia. We have established a foreign currency program utilizing foreign currency forward exchange contracts to minimize foreign currency risk for intercompany balances and other monetary assets denominated in foreign currencies. A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. Dollar payment equal to the value of such exchange. We do not use foreign currency forward exchange contracts for trading purposes. The goal of the program is to offset the earnings impact of foreign denominated balances. At the end of a given month, the foreign denominated balances and the forward exchange contracts are marked-to-market, and unrealized gains and losses are included in current period net income.

     During the nine months ended September 30, 2000, we recorded foreign exchange losses of $1.0 million on intercompany receivables primarily due to the dollar strengthening against the Euro and Australian Dollar. To the extent that Inprise has entered into a hedging contract for the receivables denominated in these currencies, the losses have been offset by our foreign exchange contracts. We cannot be certain that these currency trends will continue. If the U.S. Dollar continues to strengthen against these or other foreign currencies, we may experience foreign exchange losses to the extent that we have not limited our exposure with foreign currency forward exchange contracts. Future foreign exchange losses could have a material adverse effect on our operating results and cash flows.

     The table below sets forth information about our derivative financial instruments, that are comprised of foreign currency forward exchange contracts outstanding as of September 30, 2000. The information is provided in U.S. Dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates. All instruments mature within a period of twelve months or less.

                                                               September 30, 2000
                                                 ------------------------------------------------

                                                    Notional         Average         Estimated
                                                     Amount       Contract Rate      Fair Value
                                                 ---------------  --------------  ---------------

Foreign currency forward exchange contracts:

Australian Dollar..............................   $ 7,166,293              1.85    $    33,949
Canadian Dollar................................     1,321,615              1.49        (11,078)
Italian Lira...................................       531,750           2271.00         19,174
Hong Kong Dollar...............................     1,807,229              7.80            463
Dutch Guilder..................................    (2,140,093)             2.58        262,971
Singapore Dollar...............................     6,016,535              1.75         27,992
British Pound .................................      (214,086)             0.70         (4,583)
                                                 ---------------                  ---------------
Total                                             $14,489,243                      $   328,888
                                                 ===============                  ===============

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

                                2000      2001   2002   2003   2004  Thereafter        Total

Assets:
Cash equivalents........   $ 214,415                                               $ 214,415
  Fixed rate............       6.16%                                                   6.16%
Short-term investments..   $   4,179   $32,093                                     $  36,272
  Fixed rate............       1.40%     6.51%                                         5.92%
Long-term debt:
Debt....................   $      84   $   180   $200   $222   $247     $ 8,094    $   9,027
  Fixed Rate............      10.75%                                                  10.75%

CREDIT RISKS

     Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, investments and trade receivables. We position our cash equivalents in high quality securities placed with major banks and financial institutions. With respect to receivables, our risk is limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. Currently, one customer located in the United States accounts for approximately 14% of net accounts receivable. No other single group or customer represents greater than 10% of net accounts receivable.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

     Information with respect to this item is incorporated by reference to Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations-Legal Proceedings, of this Quarterly Report.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On November 3, 2000, Inprise completed the acquisition of all of the outstanding capital stock of Chicago-based Bedouin, Inc. ("Bedouin") to accelerate its previously announced plans to enter the developer services market.

     The total purchase price for the Bedouin stock consisted of a cash payment equal to $1.6 million and the issuance of up to 250,000 shares of Inprise common stock (the "Stock Consideration") to be paid and distributed to the former stockholders of Bedouin in accordance with the terms of an escrow agreement (the "Escrow Agreement"). Additionally, Inprise previously provided a $300,000 loan to Bedouin in the form of a convertible Promissory Note. The escrowed stock vests over a four year period, based upon retention of certain key employees of Bedouin, as set forth in the Escrow Agreement. Inprise may pay to the former stockholders of Bedouin cash in lieu of vested shares, based upon a 20-day moving average value of Inprise common stock.

     Inprise has relied on the exemption contained in Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance of the Stock Consideration to the former stockholders of Bedouin. The Stock Consideration is being issued pursuant to a private placement and the stockholders of Bedouin were given access to all relevant information necessary to evaluate an investment in Inprise common stock.

     Bedouin, together with its product management and software development team, will form the foundation of Inprise's newest business unit, Borland Developer Services which will be based in Chicago. Patrick J. Kerpan, the founder of Bedouin, has joined Inprise as Vice President and General Manager of the new business unit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 11, 2000, Inprise filed a Quarterly Report on Form 10-Q with the Securities and Exchange Commission which reported the matters voted upon at the annual meeting of Inprise stockholders held on July 25, 2000. The text of Item 4 of such Quarterly Report is incorporated by reference into this Quarterly Report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.      Exhibits

     The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

        Exhibit No.       Description of Exhibit

        10.1              Amendment to Employment Agreement between Roger A.
                          Barney and Inprise Corporation dated as of September 11, 2000. * ++

        27.1              Financial Data Schedule*

--------------------

*       Filed herewith.
++      Management contract or compensatory plan or arrangement.

     A copy of any exhibit will be furnished (at a reasonable cost) to any stockholder of Inprise upon receipt of a written request. Such request should be sent to Inprise Corporation, 100 Enterprise Way, Scotts Valley, California 95066-3249, Attention: Investor Relations.

B.      Reports on Form 8-K

     1. On September 21, 2000, Inprise filed a Current Report on Form 8-K with the Securities and Exchange Commission. The purpose of the filing was to report that, on September 19, 2000, the Board of Directors of Inprise adopted certain amendments to Inprise's Bylaws.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INPRISE CORPORATION
                                     (Registrant)

Date:  November 13, 2000

                                     / s /  Frederick  A. Ball
                                     Frederick A. Ball
                                     Senior Vice President - Finance and
                                     Chief Financial Officer
                                     (Principal Financial Officer and Duly
                                     Authorized Officer)