Form 10-K405
period 2000-12-31
BORLAND SOFTWARE CORP
filed 2001-03-29
CIK 853273

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 31, 2000

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                          Commission File No. 0-16096

                               ----------------

                          BORLAND SOFTWARE CORPORATION
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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of our common stock on February 28, 2001 was approximately $501,050,357.40. This calculation does not reflect a determination that any persons are affiliates for any other purposes.

   The number of shares of our common stock outstanding as of February 28, 2001 was 62,167,309.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in
Part III of this Form 10-K is incorporated from our Proxy Statement for our 2001 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          BORLAND SOFTWARE CORPORATION

                                   FORM 10-K

                  For the Fiscal Year Ended December 31, 2000

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                     PART I

 ITEM 1.  BUSINESS......................................................     5
 ITEM 2.  PROPERTIES....................................................    11
 ITEM 3.  LEGAL PROCEEDINGS.............................................    11
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    11

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.......................................................    12
 ITEM 6.  SELECTED FINANCIAL DATA.......................................    13
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................    14
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....    30
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    32
 ITEM 9.  CHANGES IN AND/OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................    32

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............    33
 ITEM 11. EXECUTIVE COMPENSATION........................................    33
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................    33
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    33

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K......................................................    34
 SIGNATURES..............................................................   39

                   A CAUTION ABOUT FORWARD-LOOKING STATEMENTS

   The statements made throughout this Annual Report on Form 10-K that are not historical facts are forward-looking statements and, accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements.

   These forward-looking statements may relate to, but are not limited to, future capital expenditures, acquisitions, future revenues, earnings, margins, costs, demand for our products, market and technological trends in the software industry, interest rates and inflation and various economic and business trends. You can identify forward-looking statements by the use of words such as "expect," "estimate," "project," "budget," "forecast," "anticipate," "intend," "plan," "may," "will," "could," "should," "believes," "predicts," "potential," "continue" and similar expressions or the negative or other variations thereof. Such factors are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-K, in our filings with the Securities and Exchange Commission, or in materials incorporated therein by reference. You should consider the following factors with respect to any forward-looking statements made throughout this Form 10-K:

  . general industry trends and the potential effects on us of competition in computer software product and services markets;

  . rapid technological changes that can adversely affect the demand for our products;

  . changes in political, societal and economic conditions and local regulations of geographic areas where we do business;

  . changes in our sales mix;

  . customer business conditions;

  . our ability to maintain or raise current pricing levels;

  . financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission and similar agencies with regulatory oversight;

  . the potential loss of key employees;

  . our ability to attract and retain qualified personnel;

  . general economic factors and capital market conditions;

  . changes in tax compliance requirements, including tax rate changes, new tax laws and revised interpretation of tax laws;

  . adverse changes, trends and conditions in the financial and capital markets;

  . reduction in sales to, or loss of, any significant customers;

  . growth rates in the software and professional services markets that we participate in;

  . market acceptance of new or enhanced products or services developed, marketed or sold by us;

  . the public's perception of Borland and its products;

  . changes in laws and regulations, both domestically and overseas, which are applicable to the Internet and electronic commerce;

  . our reliance on value-added reseller ("VARs") and independent software vendors ("ISVs") to market and sell many of our products;

  . the lengthy sales cycles applicable to our enterprise software products;

  . our dependence, with respect to certain of our business units, on licenses from third parties;

  . product returns from retailers exceeding our reserves;

  . our ability to successfully integrate acquisitions;

  . delays in scheduled product availability dates (which could result from various occurrences including development or testing difficulties, software errors and project management problems);

  . disruption of our products or services, or theft of proprietary information, by hackers;

  . the increasing trend for software companies to consolidate and our ability to compete against these larger companies, and their substantially greater financial, technical, marketing and other resources;

  . our ability to effectively safeguard our products from software piracy;

  . changes in laws and regulations, domestically and overseas, with respect to the protection and enforcement of intellectual property rights, including but not limited to, those laws and regulations applicable to the patentability of computer software;

  . the possibility that we may need to defend ourselves against intellectual property infringement lawsuits regardless of the merits of the underlying claims;

  . the rate of adoption of Linux as an operating system;

  . catastrophic natural disasters;

  . foreign currency exchange rate fluctuations;

  . unanticipated changes in our operating expenses and capital expenditures;
    and

  . other risks and uncertainties described under the caption "Factors That
    May Affect Future Results and Market Price of Stock" in this Form 10-K as well as in our other filings with the Securities and Exchange Commission and public announcements.

   These factors are difficult to predict. They also involve uncertainties that may materially affect actual results, and may be beyond our control. New factors may emerge from time to time and it is not possible for us to predict new factors, nor can we assess the potential effect of any new factors on us.

   These forward-looking statements are found at various places throughout this Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which unless otherwise indicated, speak only as of the date they were made. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K.

   You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (the "SEC"). In particular, please read our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports directly from us or from the Securities and Exchange Commission at the SEC's Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reading Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers (including us) at its web site www.sec.gov.

                                     PART I

ITEM 1. BUSINESS

   Borland Software Corporation ("Borland" or "the Company"), was incorporated in California in 1983 and reincorporated in Delaware in 1989. We maintain our executive offices at 100 Enterprise Way, Scotts Valley, California 95066-3249, and our main telephone number at that location is 831-431-1000. We also maintain an Internet web site at www.borland.com. Effective January 22, 2001, the Company's name was changed from Inprise Corporation to Borland Software Corporation. The change in name was effected in accordance with the provisions of Section 253(b) of the Delaware General Corporation Law. Also, effective January 22, 2001, Borland's trading symbol on The Nasdaq Stock Market(R) was changed from "INPR" to "BORL."

Principal Products and Services

   We provide our customers with e-business implementation platforms designed to increase developer productivity and reduce time to market for enterprise software projects. E-business implementation platforms consist of software products that allow businesses to develop, deploy and manage e-business applications. We offer products in all three phases of the implementation process: development, deployment and management. For the development phase, Borland offers JBuilder(TM), C++Builder(TM), Delphi(TM) and Kylix(TM). Our deployment products include InterBase(R), Borland(R) AppServer(TM) and VisiBroker(R). To manage these systems, Borland offers AppCenter(TM), a visual distributed application management solution. We are committed to all major computing platforms as well as the open standards of the Internet. We also provide service and support for software developers worldwide through an online developer community and an e-commerce site, community.borland.com, which offers a range of technical information, value-added services and third-party products.

   The following are descriptions of our key product offerings:

E-Business Development

   JBuilder: JBuilder is a comprehensive set of visual development tools, applets, servlets, JavaBeans(R), Enterprise JavaBeans and distributed CORBA applications for the Java 2 platform that enables programmers to rapidly deliver reliable and scalable Java applications written entirely in the Java language. In September 2000, we began shipping JBuilder 4. In November 2000, we made available free downloads of JBuilder 4 Foundation for the Linux(R), Windows NT(R) and Solaris(TM) platforms.

   Delphi: Delphi is a high-performance, rapid application development tool used to create Windows, Internet and distributed software applications. The Delphi product combines visual productivity tools, a component library and a high-performance compiler so that software developers can build high-speed e-business systems more quickly than with conventional programming tools. In September 1999, we began shipping Delphi 5, the latest version of this product.

   C++Builder: C++Builder is a software development tool and compiler for C and C++ computing languages used to create Internet, desktop, client/server and distributed applications. The C++Builder product combines visual productivity tools, a component library and a high performance compiler so that software developers can build high performance e-business applications more quickly than with conventional programming tools. In February 2000, we began shipping Borland C++Builder 5, the latest version of this product.

   Kylix: Kylix is our implementation of a rapid application development platform for the Linux operating environment. The implementation mirrors the Delphi and C++Builder development paradigms, but is implemented to generate native code and native look-and-feel applications for the Linux operating environment. The product was announced in January 2001, and began shipping in March 2001.

E-Business Deployment

   InterBase: InterBase is a powerful, high-performance SQL database designed to be embedded into applications running on the Windows, Linux and Solaris platforms. InterBase provides superior relational database solutions to meet the business-critical embedded database needs for value-added resellers and application developers. In July 2000, we open-sourced InterBase software version 6.0. In March 2001, we released commercial versions of InterBase 6.0, for Linux, Windows and Solaris environments.

   Borland AppServer: Borland AppServer was the industry's first application server product to combine the benefits of Java 2 Enterprise Edition (J2EE(TM)), Enterprise JavaBeans(TM) (EJB) and CORBA(R) (Common Object Request Broker Architecture). The product, which is highly scalable, provides a foundation for deploying enterprise grade business applications. Borland AppServer simplifies and accelerates the integration, deployment and management of e-business applications. Borland AppServer integrates heterogeneous back-office systems comprised of ERP, supply chain, database management and legacy systems. In February 2001, we began shipping AppServer 4.5, the latest version of this product.

   VisiBroker: VisiBroker is an award-winning Object Request Broker (ORB), based on CORBA, and designed to facilitate development and deployment of distributed enterprise applications that are scalable, flexible and easily maintained. Customers for this product have included Sun Microsystems, Inc., Hitachi Ltd., Oracle Corporation, Novell, Inc., Netscape Communications Corporation and Silicon Graphics, Inc. These companies, among others, have played a key role in making VisiBroker a leading deployed and adopted ORB in the computer software industry. In the fourth quarter of 2000, we began shipping VisiBroker for Java(TM) 4.5, the latest version of this product.

E-Business System Management

   AppCenter: AppCenter is the first management solution designed to enable customers to model, monitor and manage component-based application servers. AppCenter provides robust management capabilities for CORBA- and EJB-based applications and is tightly integrated with VisiBroker and the Borland AppServer.

Services

   In addition to our products, we offer a wide range of consulting, training and support services to customers. Our service offerings include:

   Consulting services: We offer a variety of both packaged and custom consulting services that include architectural assessment, prototyping, legacy migration, application integration, performance evaluation, application deployment and data conversions. We work closely with third-party consulting firms and systems integrators who provide reengineering, technology assessments, customization, project management and implementation services.

   Training services: We offer education and training services to assist customers in learning about our products and current technology trends. These programs range from introductory sessions to highly advanced seminars. Training services are offered at either customer sites or locations designated by us and are led by our employees or consultants.

   Support services: We provide a wide range of support services, and offer such services on-site or through telephone or the Internet. A comprehensive range of support programs allow customers to choose the level of support for their business, from personalized support for corporate needs to minimum assistance levels for small businesses.

Product Development

   The process of developing new high technology products and solutions is inherently complex and uncertain. It requires, among other things, innovation and accurate anticipation of customers' changing needs and emerging technological trends. Without the introduction of new products, services and enhancements, our products and services can rapidly become technologically obsolete, in which case revenues could be materially and adversely affected. Furthermore, there can be no assurance that such new products and services, if and when introduced, will achieve market acceptance.

   We are recognized for providing high-quality, innovative software tools for customers seeking greater productivity and performance. Our research and development programs are designed to develop new products and improve existing products so as to maintain and improve our competitive position in the software development and infrastructure business. From time to time, we acquire new products and enhancements through acquisitions, mergers and licensing from third parties.

   We believe that our ability to develop innovative and successful products depends in large part upon successfully executing product planning strategies, research and development activities and our ability to attract, hire and retain highly qualified engineers and product management personnel.

New Product Development Requiring a Material Investment

   We are investing in developing our current products for Windows, Solaris, Linux and other platforms that are discussed within the descriptions of the products above. We plan to continue to invest in the area of research and development in the coming year. Research and development expenses for the years ended December 31, 2000, 1999 and 1998 were $42.5 million, $42.3 million and $47.3 million, respectively.

Acquisitions

   In November 2000, we completed the acquisition of Bedouin, Inc., a Chicago-based software company. The acquisition is expected to accelerate our entry into the market for hosted development services (HDS). Borland intends to deliver a platform for developers to build, deploy and manage applications via the Internet. As presently contemplated, hosted development services would be available on the Internet to developers at the individual, project and enterprise levels. We expect to support developers with hosted services for the complete software development lifecycle including hosted applications and services. Borland intends to deliver the benefits of an application services provider to developers and development teams including reduced up-front costs, easier multi-location team management, lower infrastructure costs, faster time-to-market and increased security.

   The total purchase price for the Bedouin stock consisted of a cash payment equal to $1.6 million and the issuance of up to 250,000 shares of our common stock (the "Stock Consideration") to be paid and distributed to the former stockholders of Bedouin in accordance with the terms of an escrow agreement (the "Escrow Agreement"). Additionally, we previously provided a $300,000 loan to Bedouin in the form of a convertible promissory note. The escrowed stock vests over a four year period, and the release of the stock from the escrow is conditioned upon the achievement of certain non-financial objectives, as set forth in the Escrow Agreement. We may pay to the former stockholders of Bedouin cash in lieu of vested shares, based upon the 20-day moving average value of our common stock. We relied on the exemption contained in Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance of the Stock Consideration to the former stockholders of Bedouin pursuant to a private placement.

   Bedouin, together with its product management and software development team, forms the foundation of our newest business unit, Borland Developer Services. This business unit, including its research and development team, is based in Chicago. Following the closing of the Bedouin acquisition, Patrick J. Kerpan, the founder of Bedouin, joined us as Vice President and General Manager of the new business unit.

Methods of Distribution

   A primary focus during the year ended December 31, 2000 and in the year ending December 31, 2001 is the growth of our direct sales organization. In the year ended December 31, 2000, more than a quarter of our revenue was derived from this direct sales organization. In addition, we market and distribute products worldwide through our own e-commerce Internet site, independent distributors, dealers, value-added resellers ("VARs") and independent software vendors ("ISVs").

Marketing and Sales--United States and International

   We sell our products to a broad customer base, which includes businesses, educational institutions, government bodies and individual software developers. As we generally ship products upon receipt of orders, backlog is neither significant nor should it be detrimental to our future revenues. Ingram Micro Inc. and its subsidiaries, distributors of our products, accounted for approximately 12% of our total net revenue for the year ended December 31, 2000. No other customer represented greater than 10% of total net revenues for such year.

   We offer marketing materials to assist our distributors, retailers and resellers in their sales efforts. These materials include corporate marketing and advertising and special sales incentives to retailers. In addition, we permit our distributors to balance their inventories by periodically returning contractually limited amounts of products in exchange for other products from us. Accordingly, we include an estimate for returns in our reserves for the amount of product that may be exchanged in accordance with this policy.

   We conduct operations and sell products outside the U.S. and maintain overseas offices in Australia, Brazil, Canada, France, Germany, Hong Kong, Japan, Netherlands, Singapore, Taiwan, Sweden and the United Kingdom, and, as part of our continuing global expansion, are in the process of opening offices in the People's Republic of China, South Korea and India. In addition to our research and development facilities in Scotts Valley, California, San Mateo, California and Chicago, Illinois, we also maintain research and development facilities in Australia, Japan and Singapore. All of these subsidiaries license and support our products both within their local jurisdictions and certain other foreign countries where we do not operate through a direct sales subsidiary. Additionally, we market and sell our products through independent distributors, VARs and ISVs in international territories not covered by our subsidiaries' direct sales network.

   International net revenues (excluding exports from the U.S.) accounted for approximately 55%, 56% and 49% of our net revenues in our fiscal years ended December 31, 2000, 1999 and 1998, respectively. See Note 17 of Notes to Consolidated Financial Statements for financial information related to our operating segments and certain of our regional operating groups.

Manufacturing and Availability of Raw Materials

   We contract with third parties for replication of CD-ROM discs, printing and production of packaging materials and assembly of final product packages for shipment to customers. Our products are principally sold in CD-ROM format together with user manuals. We believe that there are adequate supplies and sources for the raw materials used in our products and that there are multiple sources available for CD-ROM replication, printing and production of packaging materials and printing of manuals.

   Some of our products are delivered directly by Borland via electronic download from the Internet. While we are dependent on having access to adequate bandwidth to deliver these downloads at acceptable transmission speeds, we believe that there is adequate availability of such bandwidth and multiple vendors available to us to purchase such bandwidth or to deliver such downloads on our behalf.

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

   Our e-business implementation platforms compete with products offered by a number of companies, including but not limited to, Microsoft Corporation, Oracle Corporation, Sun Microsystems, Inc., BEA Systems, Inc., International Business Machines Corporation and Webgain, Inc. In the standards-based distributed object software market for our AppServer and VisiBroker products, we compete primarily with International Business Machines Corporation, BEA Systems, Inc. and Iona Technologies PLC. These markets are intensely competitive. We believe that our product quality, performance and price, vendor and product reputation, product architecture and quality of support make us competitive in these markets. Recent consolidation in this marketplace may generate increased competition from companies with greater financial, technical, management, marketing and other resources. Such increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.

   In addition, we are dependent upon and in competition with operating systems vendors. To the extent that we are unable to obtain information regarding existing and future operating systems from the developers of such systems, the release of our products for such systems may be delayed or may not be competitive. For example, Microsoft Corporation, a significant competitor to our Delphi and C++Builder products, is the developer of the Windows operating environments. Microsoft Corporation has announced that it intends to include increased middleware functionality in future versions of its Windows 2000 operating system. Microsoft Corporation has also introduced a product that includes certain basic application server functionality. The bundling of competing functionality in versions of Windows products requires us to compete with Microsoft Corporation in the Windows marketplace where Microsoft Corporation has certain inherent advantages due to its substantially greater financial, technical, marketing and other resources, greater name recognition, a larger installed base and the integration of its middleware functionality with Windows.

Intellectual Property

   We rely on a combination of patent, copyright, trademark, trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect our intellectual property. Despite our efforts to protect our intellectual property rights, it may be possible for an unauthorized third party to copy certain portions of our products or to reverse-engineer or obtain and use technology or other information that we regard as proprietary. In addition, the laws of certain foreign countries do not protect rights in intellectual property to the same extent as do the laws of the United States. Accordingly, there can be no assurance that we will be able to protect our intellectual property against unauthorized third-party copying or use which could adversely affect our competitive position.

   There are no pending material lawsuits against us regarding infringement of any existing patents or other intellectual property rights or any material notices that allege that we are infringing the intellectual property rights of others. From time to time we receive notices from third parties claiming infringement by our products of third-party patent, trademark and other intellectual property rights. Regardless of the merit of any such claim, responding thereto could be time consuming and expensive, and may require us to enter into licensing or royalty agreements which may not be offered or available on terms acceptable to us. If a successful claim is made against us and we fail to develop or license a substitute technology, our business could be materially and adversely affected. We expect that our software products will increasingly be subject to such claims as the number of products and competitors in our industry segment increase, the functionality of products overlap and industry participants become more aggressive in using patents offensively.

Employees

   As of March 2, 2001, we employed approximately 934 employees, approximately 483 in the United States and 451 overseas. From time to time, we have also engaged temporary contract employees both overseas and within the United States. As of March 2, 2001, we engaged approximately 52 temporary contract employees, approximately 25 in the United States and 27 overseas. None of our U.S. employees are represented by a labor union. Employees of certain of our foreign subsidiaries may be represented by workers' councils or other similar organizations as required by local law.

Executive Officers

   Our executive officers are appointed annually by the Board of Directors of Borland (the "Board") and serve at the discretion of the Board. Set forth below is certain information regarding our current executive officers:

 Name                                 Position                             Age
 ----                                 --------                             ---
 Dale L. Fuller...................... President and Chief Executive
                                      Officer                               42
 Frederick A. Ball................... Senior Vice President and Chief
                                      Financial Officer                     38
 Douglas W. Barre.................... Senior Vice President and Chief
                                      Operating Officer                     56
 Keith E. Gottfried.................. Senior Vice President--Law and
                                      Corporate Affairs, General Counsel
                                      and Corporate Secretary               34
 Edward M. Shelton................... Senior Vice President--Business
                                      Development and Chief Strategy
                                      Officer                               34
 Roger A. Barney..................... Senior Vice President--Corporate
                                      Services and Chief Administrative
                                      Officer                               63

   Dale L. Fuller. Mr. Fuller has served as President and Chief Executive Officer since December 2000 and as Interim President and Chief Executive Officer from April 1999 to December 2000. He has been a director of Borland since April 1999. Prior to joining Borland, Mr. Fuller was a private investor from 1998 to 1999. From 1996 to 1998, Mr. Fuller served as Chief Executive Officer at WhoWhere? Inc., a leading Internet site. From 1995 to 1996, Mr. Fuller served as General Manager and Vice President of the PowerBooks Division at Apple Computer, Inc., a personal computer manufacturer. Prior to joining Apple Computer, Mr. Fuller served as General Manager and Vice President of the Portables Division at NEC Corporation, a personal computer manufacturer, from 1993 to 1995.

   Frederick A. Ball. Mr. Ball joined Borland in September 1999 as Vice President and Chief Financial Officer. Prior to joining Borland, Mr. Ball served as the Vice President of Mergers and Acquisitions for KLA-Tencor Corporation, the world's leading supplier of process control and yield management solutions for the semiconductor industry, since June 1999. Prior to his position in the M&A department at KLA-Tencor Corporation, Mr. Ball was the Vice President of Finance for KLA-Tencor Corporation following the merger with Tencor Instruments in 1997. Mr. Ball joined Tencor Instruments as Corporate Controller in March 1995 and was promoted to Corporate Vice President and appointed Corporate Secretary in January of 1996. Mr. Ball was employed with PricewaterhouseCoopers LLP from September 1984 to March 1995.

   Douglas W. Barre. Mr. Barre joined Borland in May 2000 as Senior Vice President and Chief Operating Officer. Prior to joining Borland, Mr. Barre was Senior Vice President of Enterprise Software at Compuware Corporation since April 1997, and prior to that position served as Vice President and General Manager of Compuware Corporation's European Operations since October 1995. Prior to Compuware Corporation, Mr. Barre was Vice President of Business Transformation and Chief Information Officer of Bell Mobility since April 1994.

   Keith E. Gottfried. Mr. Gottfried joined Borland in June 2000 as Senior Vice President--Law and Corporate Affairs, General Counsel and Corporate Secretary. Prior to joining Borland, Mr. Gottfried was a corporate attorney with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP in New York, New York where he was a member of that firm's mergers & acquisitions group since February 1994. Mr. Gottfried holds a law degree, cum laude, from Boston University's School of Law where was named an Edward F. Hennessey Distinguished Scholar of Law and a G. Joseph Tauro Scholar of Law, an M.B.A., high honors, from Boston University's Graduate School of Management and a Bachelor of Science in Economics (concentrated in accounting) from the University of Pennsylvania's Wharton School. Mr. Gottfried is also a Certified Public Accountant (Pennsylvania-inactive) and, prior to attending law school, practiced public accounting with the accounting firm of Arthur Young & Company, a predecessor firm to Ernst & Young LLP.

   Edward M. Shelton. Mr. Shelton joined Borland in May 2000 as Senior Vice President--Business Development and Chief Strategy Officer. Prior to joining Borland, Mr. Shelton was Chief Executive Officer and co-founder of drspock.com, Inc., a parenting web site, since August 1999. Prior to drspock.com, he was Chief Executive Officer of Neta 4, Ltd., an e-commerce technology company, since February 1999. Mr. Shelton has also held senior management positions at WhoWhere? Inc., a leading Internet site which was sold to Lycos in 1998 (from December 1996 to November 1998), CMP Media, a high-tech media company (from March 1996 to December 1996), and IT Solutions, Inc., a systems integrator (from January 1990 to March 1996).

   Roger A. Barney. Mr. Barney joined Borland in June 2000 as Senior Vice President--Corporate Services and Chief Administrative Officer. Prior to joining Borland, Mr. Barney served as the Senior Vice President--Corporate Services for Network Equipment Technologies, Inc. (NET), a worldwide supplier of multi-service wide area networks, since 1985. Prior to his position at NET, Mr. Barney spent several years as a management consultant for Roger A. Barney & Associates, where he helped companies solve business issues ranging from real estate and insurance to human resources. Prior to Roger A. Barney & Associates, Mr. Barney served as president and co-owner of Peter James Coffee Ltd., a wholesale gourmet coffee business.

ITEM 2. PROPERTIES

   Our headquarters, executive offices and primary research and development facilities are located at 100 Enterprise Way, Scotts Valley, California. This facility was constructed in 1993 and comprises approximately 495,000 square feet of space. On December 30, 1999, we entered into an agreement to sell the facility to the ScanlanKemperBard Companies for $47 million. The sale to Enterprise Way Associates, LLC, as assignee of the ScanlanKemperBard Companies, closed on March 17, 2000. We received approximately $44.1 million in consideration for the facility. Consideration in the transaction was net of $2.5 million held in escrow to cover costs to improve the building and $0.4 million in other disposal costs. As part of this agreement, we have entered into a long-term lease of approximately 44% of the facility. On September 30, 2000, we entered into an amendment to our lease with ScanlanKemperBard Companies which decreased the space leased to us to approximately 41% of the facility. The initial term of the lease will expire in 2010. We have two options to extend the lease term, provided that we are not in default of any term or provision of the lease and have not assigned the lease, sublet more than 50% of the premises or agreed to do so in the future. Each option is for an additional 5 years at the then-current market rate but not less than the rent for the last month of the previous term. Each extension option must be exercised by notice to landlord of at least 12 months and no more than 15 months prior to expiration of the then-current lease term.

   In addition, we lease approximately 50,000 square feet for a research and development facility in San Mateo, California. This lease ends in June 2004. Provided that we have not been in default on our obligations under the lease, we have the option to extend the lease term for one term of five years at the landlord's estimate of the then-current market rent, but not less than the rent for the last month of the previous term. We must provide notice of our intent to exercise the option at least 180 days but not more than 270 days prior to expiration of the lease.

   We also own additional office space located at 1700-1800 Green Hills Road, Scotts Valley, California, and these facilities are leased to third parties. These facilities comprise approximately 135,000 square feet of space and were constructed in 1988. We lease office space in other cities in the United States as well as in Europe, Canada, Latin America and various countries in the Pacific Rim.

ITEM 3. LEGAL PROCEEDINGS

   We are involved in various legal actions arising in the normal course of our business. We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results or our financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of stockholders, through a solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on The Nasdaq Stock Market under the symbol "BORL." According to the records of our transfer agent, Mellon Investor Services, L.L.C., we have approximately 2,189 stockholders of record of our common stock as of February 28, 2001. Because many of such shares are held by brokers, institutions and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

   We have not paid dividends during the last seven years. We intend to retain future earnings for use in our business, and therefore, do not anticipate paying cash dividends in the foreseeable future.

   The following table sets forth the high and low sales price per share of our common stock as reported on The Nasdaq Stock Market for the calendar quarters presented below:

                                                                    High   Low
                                                                   ------ -----
   Fiscal Year Ended December 31, 1999
     First Quarter ended March 31, 1999........................... $ 6.47 $3.31
     Second Quarter ended June 30, 1999...........................   6.00  2.69
     Third Quarter ended September 30, 1999.......................   5.56  3.44
     Fourth Quarter ended December 31, 1999.......................  20.00  3.44

   Fiscal Year Ended December 31, 2000
     First Quarter ended March 31, 2000...........................  16.94  6.09
     Second Quarter ended June 30, 2000...........................   7.63  4.03
     Third Quarter ended September 30, 2000.......................   6.63  5.00
     Fourth Quarter ended December 31, 2000.......................   6.97  4.16

   As of March 27, 2001, the most recent practicable date prior to the filing of this Form 10-K, the closing sale price of a share of our common stock was $7.06.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected consolidated financial data are derived from our consolidated financial statements. Historical results should not be taken as necessarily indicative of the results that may be expected for any future period. This data should be read in conjunction with our consolidated financial statements and related notes, which are included elsewhere in this Form 10-K.

                               FIVE YEAR SUMMARY
               (In thousands, except net income (loss) per share)

                                                                                            Nine Months    Year
                                                      Year Ended December 31,                  Ended       Ended
                                                     ----------------------------------     December 31, March 31,
                                                       2000         1999         1998        1997(a)(b)   1997(b)
                                                     --------     --------     --------     ------------ ---------
Selected Consolidated Statements of Operations Data
Net revenues.......................................  $191,067     $174,806     $189,112       $145,936   $ 170,977
Restructure and other one-time charges               $   (562)(c) $ 49,900 (d) $ 15,848       $    --    $  48,408 (e)
Operating income (loss) excluding one-time items...  $ 11,870     $(32,924)    $ (2,078)      $ (4,548)  $ (84,666)
One-time income items..............................  $ (1,540)    $108,002 (f) $ 18,107 (g)   $    --    $     --
Net income (loss)..................................  $ 20,726     $ 22,684     $  8,346       $ (3,894)  $(128,228)
Net income (loss) per share--basic.................  $   0.32     $   0.40     $   0.16       $  (0.09)  $   (2.87)
Net income (loss) per share--diluted...............  $   0.30     $   0.35     $   0.14       $  (0.09)  $   (2.87)
Shares used in computing basic earnings per share..    61,357       54,810       50,118         49,640      44,703
Shares used in computing diluted earnings per
 share.............................................    69,874       63,408       57,384         49,640      44,703

                                                                  December 31,                           March 31,
                                                     --------------------------------------------------- ---------
                                                       2000         1999         1998        1997(a)(b)   1997(b)
                                                     --------     --------     --------     ------------ ---------
Selected Consolidated Balance Sheet Data
Cash and short-term investments....................  $262,559     $197,693     $ 84,362       $102,551   $  74,039
Total assets.......................................  $340,903     $313,016     $253,788       $255,824   $ 225,745
Total long-term obligations........................  $ 19,315     $ 19,462     $ 19,138       $ 22,025   $  22,508
Mandatorily redeemable convertible
 preferred stock...................................  $    --      $    --      $ 36,873       $ 27,358   $     --

--------
(a) In July 1997, we changed our fiscal year-end from March 31 to December 31.
(b) Results for the nine months ended December 31, 1997 and the year ended March 31, 1997 and balances as of those dates have been restated to reflect the acquisition of Visigenic Software, Inc. which was accounted for as a pooling-of-interests.
(c) One-time charges for the year ended December 31, 2000 consist primarily of merger-related expenses of $3.6 million related to the terminated merger with Corel Corporation and restructuring costs of $1.5 million, offset by reversal of certain reserves totalling $5.7 million that were deemed no longer necessary.
(d) Restructuring and other one-time charges for the year ended December 31, 1999 include a write-down on the sale of real estate of $29.7 million, restructuring and merger-related expenses of $12.1 million and other non-recurring charges of $8.2 million.
(e) Restructuring and other one-time charges for the year ended March 31, 1997 include restructuring charges of $18.9 million, a charge for in-process product development of $12.4 million and other non-recurring charges of $17.1 million.
(f) One-time income items for the fiscal year ended December 31, 1999 consist primarily of income of $100 million from a patent cross-license agreement entered into by Borland with Microsoft Corporation.
(g) One-time income items for the fiscal year ended December 31, 1998 consist primarily of a gain on sale of long-term investment of $17.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion includes a number of forward-looking statements and, with respect to this section, the cautionary language applicable to such forward-looking statements described above in "A Caution About Forward-Looking Statements" found before Item 1 of this Form 10-K is incorporated by reference into this Item 7.

   You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission. In particular, please read our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports directly from us or from the Securities and Exchange Commission at the SEC's Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reading Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers (including us) at its Internet web site www.sec.gov.

Net Revenues

   Net revenues were $191.1 million, $174.8 million and $189.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. Non-U.S. revenues (excluding exports from the U.S.) represented approximately 55%, 56% and 49% of total net revenues for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in the percentage of non-U.S. revenues for the year ended December 31, 2000 and 1999, as compared to the year ended December 31, 1998, was principally due to the economic recovery experienced by certain Asia-Pacific countries, including Japan, which had experienced an economic slowdown in 1998. Fluctuations in foreign currency exchange rates did not have a material impact on our total net revenues or operating results for the years ended December 31, 2000, 1999 and 1998. However, non-U.S. revenues would be adversely affected if the U.S. dollar were to strengthen against certain major foreign currencies.

   Licenses and other revenues represent amounts earned for granting customers licenses to use our software products. Licenses and other revenues were $163.7 million, $150.6 million and $166.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. Licenses and other revenues represented 86%, 86% and 88% of total revenue for the years ended December 31, 2000, 1999 and 1998, respectively. The increased license revenue in the current year was primarily due to an increase in sales of our Java platform products and enterprise products. During the year ended December 31, 2000, the Java language and enterprise products increased over 100% and 38%, respectively, when compared to the previous year. The increased revenues from these products were offset by a decrease in our rapid application development ("RAD") products, which decreased approximately 25% from the prior year. Revenues from the RAD product group decreased principally due to a reallocation of resources to the development of a RAD product for the Linux platform called Kylix. Accordingly, we did not release a new version of our Delphi product during the year ended December 31, 2000, which had a negative effect on the performance of the RAD product group. We expect to release a new version of Delphi in the second quarter of fiscal year 2001.

   Service revenue represents amounts earned for support, consulting and education services for software products. Net service revenues were $27.3 million, $24.3 million and $22.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. Service revenue represented 14%, 14% and 12% of total net revenue for the years ended December 31, 2000, 1999 and 1998, respectively. Technical support revenues accounted for the majority of the service revenue increase during the year. The growth in the technical support revenues was due to increased sales of our enterprise level support offerings.

Gross Margins

   Gross margins were 83%, 76% and 84% for the years ended December 31, 2000, 1999 and 1998, respectively. Gross margins on license revenues increased from 87% for the year ended December 31, 1999 to

93% for the year ended December 31, 2000. This increase was primarily due to an increase in enterprise sales in 2000, which carry a higher average selling price and lower direct materials cost. Gross margins from service revenue increased from 7% for the year ended December 31, 1999 to 27% for the year ended December 31, 2000. This increase in gross margin from service revenues was due to an elimination of the under-utilized consultant headcount at the end of 1999 and a larger percentage of our service revenue generated by more profitable support contracts.

Research and Development Expenses

   Research and development expenses for the years ended December 31, 2000, 1999 and 1998 were $42.5 million, $42.3 million and $47.3 million, respectively. Such expenses were 22%, 24% and 25% of revenues for the years ended December 31, 2000, 1999 and 1998, respectively. While research and development spending remained relatively flat in the current year, we saw a shift in the research and development spending towards the Java and enterprise product groups. Additionally, we reduced our research and development spending on products for the Windows platform in order to accelerate the development and release of our Kylix product. Accordingly, we did not release a new version of our Delphi product during the current year. While our investment in research and development remained flat during 2000, it is expected that it will increase during the year ended December 31, 2001. The increase in research and development spending is expected to be principally with respect to enterprise products and products for the Java and Linux platforms.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses were $104.8 million, $123.5 million and $112.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. Such expenses were 55%, 71% and 60% of revenues for the years ended December 31, 2000, 1999 and 1998, respectively. During the year ended December 31, 2000, selling, general and administrative expenses decreased from prior years principally due to a decrease in our aggregate number of employees, decreased depreciation and amortization costs associated with the sale of our Scotts Valley headquarters facility and disposal of certain portions of our information system infrastructure in late 1999.

Restructuring, Merger and Other Non-Recurring Charges

   During 2000, we reversed approximately $5.7 million in reserves established in prior periods that were determined to be no longer necessary. This credit was offset by expenses associated with the proposed merger with Corel Corporation (which was terminated in May 2000) of $3.6 million and restructuring charges of $1.5 million.

   During December 1999, we recorded a restructuring charge of $34.8 million. The restructuring charge consisted primarily of a write-down for the sale of our Scotts Valley headquarters facility of $29.7 million, which was consummated on March 17, 2000, a $3.1 million charge for discontinuation of our European information system implementation and other miscellaneous restructuring related charges of $3.1 million. In addition, we recorded a charge of $3.0 million for severance costs associated with organizational changes implemented during the fourth quarter. Terminations represented approximately 5% of the total employee workforce as of December 31, 1999. These charges were offset, in part, by the reversal of restructuring charges totaling $4.1 million, that were taken in both the first quarter of 1999 and 1998, which will not be utilized.

   In January 1999, we announced the restructuring of our corporate operations. A restructuring charge of $7.0 million was recorded during the quarter ended March 31, 1999, of which $6.7 million related to severance costs associated with the elimination of duplicate workforce and $0.3 million related to termination of certain lease agreements.

Cross-Patent and Technology License

   In June 1999, we entered into a technology cross-license agreement with Microsoft Corporation. In connection therewith, Microsoft Corporation paid us $100 million for the rights to use certain of our patented technology in Microsoft Corporation products and in settlement of a number of long standing patent and technology licensing issues.

Gain on Sale of Corporate Assets

   We held a minority common stock interest in Starfish Software, Inc. On September 23, 1998, Motorola, Inc. completed the acquisition of Starfish Software, Inc. The acquisition involved a combination of cash and Motorola, Inc. common stock, part of which was withheld in escrow. Based upon the cash and common stock consideration received or released from escrow, we recorded gains of approximately $0.7 million, $2.9 million and $16.6 million during the years ended December 31, 2000, 1999 and 1998, respectively.

   On March 17, 2000, we completed the sale of our headquarters facility at 100 Enterprise Way in Scotts Valley to Enterprise Way Associates, LLC as assignee of the ScanlanKemperBard Companies. We received approximately $44.1 million in consideration for the facility. Consideration in the transaction was net of $2.5 million held in escrow to cover potential costs to improve the facility and $0.4 million in other disposal costs. We recorded a write-down of the facility of $29.7 million during the quarter ended December 31, 1999. As of December 31, 1999, the net book value of the facility, including land and improvements, was $44.1 million, inclusive of the write-down of $29.7 million for the facility recorded during the quarter ended December 31, 1999. In conjunction with the sale of the facility, we entered into a long-term lease arrangement to use approximately 44% of the facility for corporate purposes. On September 30, 2000, we entered into an amendment to our lease with ScanlanKemperBard Companies which decreased the space leased by us to approximately 41% of the facility.

Income Taxes

   On a consolidated basis, we generated a pre-tax profit of approximately $25.7 million, $31.4 million and $3.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. We recorded an income tax provision of approximately $5.0 million, $8.7 million and an income tax benefit of approximately $4.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

   Our income tax provision for the year ended December 31, 2000 differs from the statutory tax rate principally due to our limited utilization of net operating losses in the U.S., income taxes in certain non-U.S. jurisdictions and withholding taxes on certain payments we receive from non-U.S. persons that are imposed regardless of our profitability. During the year ended December 31, 1998, we recorded an income tax benefit from settlements with the U.S. Internal Revenue Service and the conclusion of certain non-U.S. tax audits for the years ending in 1984 through 1992.

   For U.S. federal income tax purposes, we have net operating loss carryforwards of approximately $233 million at December 31, 2000. There are also available U.S. federal income tax credit carryforwards of approximately $23 million. These loss and credit carryforwards expire between 2001 and 2014, if not utilized. We also have Alternative Minimum Tax (AMT) credit carryforwards for U.S. federal income tax purposes of approximately $2 million, which does not expire. Utilization of federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization. We also have approximately $18 million of net operating loss carryforwards in various foreign jurisdictions. Certain of these loss carryforwards will expire beginning in 2001, if not utilized.

   Deferred tax assets and related valuation allowances of approximately $38 million relate to certain U.S. operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Liquidity and Capital Resources

   Cash, cash equivalents and short-term investments were $262.6 million at December 31, 2000, an increase of $64.9 million from a balance of $197.7 million as of December 31, 1999. Working capital increased from $155.2 million at December 31, 1999 to $230.1 million at December 31, 2000.

   Net cash provided by operating activities during the year ended December 31, 2000 was $25.7 million. Cash from operating activities primarily related to net income for the year ended December 31, 2000 was $20.7 million. Net cash paid for severance and facilities costs associated with prior restructuring was approximately $3.1 million.

   Net cash used by investment activities during the year ended December 31, 2000 was $5.2 million, which was principally related to the cash received from the sale of our Scotts Valley, California headquarters facility of $39.7 million offset by the net purchases of short-term investments of $40.2 million. Proceeds from the sale of our Scotts Valley headquarters facility were net of $3.7 million for a security deposit on the long-term lease, $2.5 million in escrow for potential improvements to the building and $1.1 million in tenant rental prepayments and other closing costs. For the year ended December 31, 2000, we invested approximately $2.8 million in equity investments and purchased $2.5 million in computers and equipment.

   Cash provided by financing activities during the year ended December 31, 2000 consisted primarily of $6.0 million for shares of our common stock issued under our Employee Stock Option and Employee Stock Purchase Plans.

   Currency fluctuations did not have a significant impact on our cash position (U.S. dollar) during the year ended December 31, 2000. We cannot predict the impact that such fluctuations might have on our future cash flows and there can be no assurance that foreign currency exchange rates will not have a material adverse impact on our future cash flows.

   We believe that our existing cash balances and funds expected to be provided by operations will be sufficient to finance our working capital requirements at least through the current calendar year.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

   We operate in a rapidly changing environment that involves many risks, some of which are beyond our control. The following is a discussion that highlights some of these risks.

We Depend on Key Personnel

   We believe that our future success will depend, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled software engineers and management personnel. Competition for such personnel is intense, particularly in Northern California where our operations are based, due to overall low unemployment rates and the strong demand for such personnel by the many technology companies that are based in or have significant operations in Northern California. There can be no assurances that we will be successful in retaining or recruiting such personnel.

   To retain key employees, we have instituted retention programs. We have increased compensation, bonuses, stock options and other fringe benefits in order to attract and retain management and other key personnel. We may be required to further increase such compensation and benefits. We are not certain that these efforts will succeed in retaining our key employees, and failure to attract and retain key personnel could significantly harm our business. These increased compensation costs may not be offset through either improved productivity or higher revenue.

Unpredictability of Future Revenues: Potential Fluctuations in Quarterly Operating Results and Seasonality

   Our quarterly operating results have varied significantly in the past. We expect that our operating results will continue to vary significantly from time to time. We believe that these variations may result from many factors already described in this Form 10-K and may include, but may not be limited to, any of the following factors:

  . introduction of new products;

  . the mix of channels through which we sell our products;

  . the overall level of demand for our products and services;

  . the size and timing of significant orders and their fulfillment;

  . the number, timing and significance of product enhancements and new product announcements by us and our competitors;

  . changes in pricing policies by us or our competitors;

  . customer order deferrals in anticipation of enhancements or new products offered by us or our competitors;

  . deferral of customer orders based on customers' uncertainty about our short-term and long-term prospects;

  . product release cycles of existing products;

  . product defects and other product quality problems;

  . seasonal trends; and

  . general domestic and international economic and political conditions.

   An additional risk factor is the lengthening of our sales cycle. We expect that a significant percentage of our future revenue will be from large orders. These large sales typically contain multiple elements, including licenses for development and deployment products, technical support, maintenance, consulting and training services. A significant portion of the revenue from a large order is typically recognized over time. For example, when the contract is signed, the license and deployment fees may be recognized by us as revenue. However, revenue related to further services, such as technical support and consulting services, must be deferred until the services are rendered. The timing of recognition of revenue associated with larger sales may have a material adverse effect on our business, operating results and financial position.

   Furthermore, many customers place orders toward the end of a given quarter. Revenue may also fluctuate based on our customers' fiscal year budgeting cycles. Therefore, revenues may be difficult to predict. Our costs are based on projected revenues and are relatively fixed in the short term. Therefore, if our revenue levels fall below projections, net income may be significantly reduced, and, accordingly, we may experience a loss.

   As a result of all of these factors, we believe that quarterly revenues and operating results are difficult to forecast and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of trends or our future performance.

We Depend on the Overall Demand for Information Technology and Services

   Our success depends on the growth of the overall demand for information technology and services, particularly in the market for our e-business implementation platforms. Our business is affected by general economic and business conditions throughout the world. A softening of the demand for our e-business implementation platforms specifically, and information technology and services generally, caused by a weakening of the economy, may result in decreased revenues or slower growth for us.

Risks in Direct Sales, Lengthy Sales Cycles and Systems Implementation Selling

   Selling enterprise software products directly to our customers entails sales cycles that are substantially more lengthy and more uncertain than those associated with our traditional business of selling desktop software through retail channels. Customers for enterprise products are predominately larger companies, institutions and government entities. These customers generally commit significant time and resources to evaluating enterprise software, and they require us to expend substantial time, effort and money educating them about our software products and solutions. As a result, sales to these types of customers generally require an extensive sales effort throughout the customer's organization, and they often require final approval by the customer's Chief Information Officer or other senior level employee. All of these factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made. We have experienced and expect to continue to experience delays and uncertainty in the sales cycle as well as increased expenses for these sales. The timing of sales could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations.

   We need to extensively train and effectively manage our sales personnel, invest additional resources in our sales efforts and educate our authorized resellers in international markets. Our failure to do so could have a material adverse impact on our business. We have made changes to our sales compensation programs in recent years in an effort to increase sales. There can be no assurance, however, that such programs will be successful in achieving this result in the long term, and such changes could significantly impact our sales-related expenses.

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

Risks Related to New Product Introductions; Rapid Technological and Market
Changes

   The market for our products is highly competitive and is characterized by continuous technological advancement, evolving industry standards and changing customer requirements. Our future ability to generate revenue will depend substantially on our ability to successfully design and market new products and upgrades of our current products for existing and new computer platforms and operating environments.

   We face a number of inherent risks in the current market environment, including, but not limited to, the following:

  . we may introduce products later than we expect or later than competitors' introductions;

  . the mere announcement by us of a new product or an upcoming upgrade to an existing product could cause potential customers to defer or cancel purchases of existing products and services;

  . competitors may introduce competing products at lower prices;

  . products may not meet customers' expectations regarding features and performance;

  . competitors' products based on new technologies or new industry standards may quickly render an existing product obsolete and unmarketable;

  . product upgrades, which enable users to upgrade from earlier versions of our products or our competitors' products, have lower prices and margins than new products; and/or

  . the acceptance of some of our new products is highly dependent, in part, on the continued adoption of the Internet as a new computing paradigm and the continued adoption of the Linux operating system.

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

Results of Our Research and Development Efforts are Uncertain

   Our future success will depend upon our ability to enhance our current products and develop and introduce new products on a timely basis. We believe that we will need to incur significant research and development expenditures to remain competitive. The products we are currently developing or may develop in the future may not be technologically successful. In addition, the length of our product development cycle may be greater than we originally expected. We are likely to experience delays in future product development. If the resulting products are not technologically successful, they may not achieve market acceptance or compete effectively with products of our competitors.

   Our competitors may respond more quickly to emerging technologies than we do. We may lose customers to competitors if we are not able to respond to requests for additional features and new products in a timely fashion. We may not be able to maintain or improve our competitive position against current or potential competitors, especially those with greater resources.

Risks of New Software and Hardware Platforms

   We invest and will continue to invest a significant amount to develop products for emerging market segments such as new software and hardware platforms. However, there is a risk that a new hardware or software platform that we do not provide products for could rapidly grow in popularity. If we fail to introduce new products that address the needs of emerging market segments, or if our new products do not achieve market acceptance, our future growth and profitability could suffer.

Risks of Entering a New Business Area

   Our strategy is to focus on implementation of e-business systems at the enterprise, departmental and individual developer levels. Our sales are dependent on enterprise customers adopting distributed object technology for information processing and the Internet and corporate Intranets for commerce and communications.

   Our distributed object software products, such as VisiBroker, AppCenter and AppServer, are based on several industry standards, including the Common Object Request Broker Architecture or CORBA, Extended Markup Language or XML, Enterprise JavaBeans or EJB and Java 2 Enterprise Edition or J2EE. These standards guide the development and management of applications created in object oriented programming languages such as C++ and Java. These industry standards have begun to gain widespread acceptance and they compete with proprietary solutions such as ActiveX(R) and DCOM and the emerging .Net(TM) initiative, all of which are marketed by Microsoft Corporation. CORBA-based implementations have been tried and tested in extremely demanding application environments, and are generally deemed suitable for enterprise class applications. EJB and J2EE implementations are earlier in the maturity cycle and are only sparingly and partially used in enterprise class processing environments. The rate of adoption of these latter standards will affect our business results and success.

   We are investing time and resources in developing products, such as Kylix, for the Linux operating system. Linux is a new operating system that has yet to be adopted on a widespread basis. At this time, there are relatively few commercially viable products that operate on the Linux operating system. If Linux is not adopted, or is adopted more slowly than we anticipate, our investments in Linux compatible products may not generate the anticipated return, and as a result there could be a material and adverse effect on our business.

   As a newcomer to these markets, we face a number of risks including:

  . the new and evolving nature of the markets themselves;

  . our need to make choices regarding the operating systems, database management systems and server software on which to focus;

  . the ongoing transition and investment of our resources for these markets;

  . our limited experience in these markets; and

  . the presence of several very large and well-established companies, as well as a number of smaller successful companies, that are already competing in these markets.

   There can be no assurance that we will be successful in these new markets.

Risks Related to the Use of Java

   Some of our products are based on Java, an object-oriented software programming language and distributed computing platform developed by Sun Microsystems, Inc. Java is a relatively new language and was developed primarily for the Internet and corporate Intranet applications. It is still too early to determine whether Java will achieve greater acceptance as a programming language and platform for enterprise applications. Alternatives to Java include Microsoft Corporation's C# language and .Net computing platform. If Java does not continue to be widely adopted, or is adopted more slowly than anticipated, our business will suffer.

   Additionally, because some of our products are written in Java, they require proprietary technology made available by Sun Microsystems, Inc. in order to operate. Pursuant to license agreements with Sun Microsystems, Inc., we license the Java 2 Standard Edition specification, the Java 2 Enterprise Edition specification and the Java 2 Micro Edition specification. If Sun Microsystems, Inc. stops making this proprietary technology available on commercially reasonable terms, and we are unable to develop or otherwise identify effective alternatives to licensing this technology, our business will be harmed. Alternatively, if Sun Microsystems, Inc. makes significant changes to the Java language or its proprietary technology, or fails to correct defects and limitations in these products, our ability to continue improving and shipping our products could be impaired. In the future, our customers also may require the ability to deploy our products on platforms for which technically acceptable Java implementations either do not exist or are not available on commercially reasonable terms.

Extremely Competitive Industry

   The computer software industry is an intensely competitive industry. Rapid change, new and emerging technologies and fierce competition characterize the industry. The pace of change has accelerated due to the emergence of the Internet and corporate Intranets, programming languages, such as Java, and operating systems such as Linux.

   Our e-business implementation platforms compete with products offered by a number of companies, including, but not limited to, Microsoft Corporation, Oracle Corporation, Sun Microsystems, Inc., BEA Systems, Inc., International Business Machines Corporation and Webgain, Inc. In the standards-based distributed object market for our AppServer and VisiBroker products, we compete primarily with International Business Machines Corporation, BEA Systems, Inc. and Iona Technologies PLC.

   In addition, we compete with, and in some cases are dependent upon, operating systems vendors such as Microsoft Corporation, Sun Microsystems, Inc., Hewlett-Packard Company, International Business Machines Corporation, Red Hat, Inc. and Apple Computer, Inc. To the extent that we are unable to obtain information regarding existing and future operating systems from the developers of such systems, the release of our products for such systems may be delayed or may not be competitive. For example, Microsoft Corporation, a significant competitor, is the developer of the Windows operating environment. Microsoft Corporation has also introduced a product that includes certain basic application server functionality. The bundling of competing functionality in versions of Windows products requires us to compete with Microsoft Corporation in the Windows marketplace where Microsoft Corporation has certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, greater name recognition, substantial installed base and the integration of its middleware functionality with Windows. We need to differentiate our products from Microsoft Corporation's, based on scalability, functionality, interoperability with non-Microsoft Corporation platforms, performance and reliability as well as to establish that our products provide more effective solutions to customers' needs. There can be no assurance that we will be able to differentiate our products successfully from those offered by Microsoft Corporation, or that Microsoft Corporation's entry into the middleware market will not harm this portion of our business.

   Some of our competitors have substantially greater financial, management, marketing and technical resources than we have. Many of our competitors have well-established relationships with our current and potential customers. They also have extensive knowledge of the market, and extensive development, sales and marketing resources, and they are capable of offering single vendor solutions. In particular, operating system vendors such as those mentioned above may offer similar products bundled with their own operating systems. For example, Microsoft Corporation has introduced DCOM for Microsoft Corporation operating systems. In addition, in the past, some of our competitors have utilized their greater resources to provide substantial signing bonuses and other inducements to lure away from us key personnel.

   Some of our products are targeted at the market for standards-based distributed object software products. These markets are intensely competitive. We believe that our product quality, performance and price, vendor and product reputation, product architecture and quality of support make us competitive in these markets. However, because there are relatively low barriers to entry in these markets, we expect additional competition from other established and emerging companies. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share. Any one of these results could materially adversely affect our business, operating results and financial condition.

   It is possible that current and new competitors may form alliances to gain significant market share. Some of our competitors have offered to license software for free to gain competitive advantage. For example, Sun Microsystems, Inc. offers NetBeans(TM) at no charge and Object Oriented Concepts, Inc. (a recent acquisition by Iona Technologies PLC) offers ORBacus in an open source version. This kind of competition could materially adversely affect our ability to sell additional licenses and maintenance and support renewals on profitable terms. Competitive pressures could require us to reduce the price of our products and related services. We are not certain that we will be able to compete successfully against current and future competition. The failure to compete successfully could have a material adverse effect on our business, operating results and financial condition.

   We need to differentiate our products from our competitors' products based on functionality, interoperability, developer productivity, performance and reliability. There can be no assurance that we will be able to successfully differentiate our products from those of our competitors.

   We face intense competition in the development and marketing of Internet and corporate Intranets, middleware and development software. We are not certain that we will be able to compete effectively for Internet and corporate Intranets, online services, electronic commerce and other business opportunities as they arise.

   We also need to constantly expand our product lines to meet the needs of our customers. This includes not only the development, but also the acquisition of new products and technologies. In addition, there is no guarantee that any newly acquired technologies or products will be successfully commercialized so as to realize revenue.

A Trend Toward Consolidation in our Industry May Impede Our Ability to Compete Effectively

   Consolidation may occur among companies in the software industry as firms seek to offer more extensive suites of software products and broader arrays of software solutions. Changes resulting from this consolidation may negatively impact our competitive condition. In addition, to the extent that we seek to expand our product lines, our skills and our capacity through acquisitions, a trend toward consolidation may result in us encountering increased competition for attractive targets, and having to pay higher prices for such targets.

Risks Associated with Potential Business Combinations

   As a part of our business strategy, we may need to make acquisitions of businesses, products or technologies in the future. However, there may not be suitable businesses, products or technologies available for acquisition on terms acceptable to us. Also, we may be unable to acquire businesses, products or technologies on favorable terms. We will review potential acquisition prospects to determine if they:

  . complement our existing product offerings;

  . augment our market coverage;

  . enhance our technological capabilities; or

  . offer growth opportunities.

   There may be substantial costs associated with acquisitions including the potential dilution to our earnings per share, the incurrence or assumption of debt, the assumption of contingent liabilities, the amortization of expenses related to goodwill and other intangible assets and the legal and other fees associated with the negotiation and consummation of the acquisition. Acquisitions entail numerous risks, including difficulty in the assimilation of operations, technologies, products and personnel, as well as difficulties and uncertainties in our ability to maintain key business relationships that the business entities have established. Acquisitions also divert the attention of management from other business concerns. An acquisition in a new area risks entering markets where we have limited or no prior experience as well as potential loss of key employees of the acquired organization. Further, there is no guarantee that the hoped for synergies will occur between ourselves and the new acquisition. There is also no assurance that we will be able to commercialize a new product or technology so as to realize revenue. Finally, despite due diligence reviews, acquired businesses may bring with them certain unanticipated or undisclosed liabilities and risks. Any one of these risks, if realized, could negatively affect our business, financial condition and operating results.

Dependence on Third-Party Licenses

   We are dependent on licenses from third-party suppliers for some elements of our products. If any of these licenses were terminated or were not renewed, or these third parties failed to develop new or updated products in a timely manner, we might not be able to ship some of our products. We would then have to seek an alternative to the third party's product and, in some cases, it is possible that an alternative may not exist. This could result in delays in releasing and/or shipping the product, increased costs or reduced functionality of our products and could have a material and adverse effect on our business, operating results and financial condition.

Protecting Our Intellectual Property Rights

   As a software company, our intellectual property rights are among our most valuable assets. We rely on a combination of patent, copyright, trademark, trade secret laws, contractual arrangements, domain name registrations and other methods to protect our intellectual property rights. The protective steps we have taken may be inadequate to deter misappropriations of our intellectual property rights. In addition, it may be possible for an unauthorized third party to reverse-engineer or decompile our software products. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Litigation may be necessary to protect our intellectual property rights. Litigation can be time consuming and expensive. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries, making the possibility of misappropriation of our intellectual property more likely. Current U.S. laws that prohibit copying give us only limited practical protection from software "pirates," and the laws of many other countries provide very little protection. Policing unauthorized use of our products is difficult, expensive and time consuming and we expect that software piracy will be a persistent problem for our software products. In addition, the unique technology of the Internet may tend to increase, and provide new methods for, illegal copying. Accordingly, we cannot be certain that we will be able to protect our intellectual property rights against unauthorized third-party copying or use. This could materially and adversely affect our competitive position.

   From time to time, we receive a notice claiming that we have infringed a third party's patent or other intellectual property right. We expect that software products in general will increasingly be subject to such claims as the number of products and competitors increase and the functionality of products overlap. Further, the receipt of a notice alleging infringement generally requires that an opinion of counsel be obtained to prevent an allegation of intentional infringement. Regardless of the merits of a claim, responding to any claim can be time consuming and costly and divert the efforts of our technical and management personnel from productive tasks. In the event of a successful claim against us, we may be required to pay significant monetary damages, including treble damages, if we are held to have willfully infringed, discontinue use and sale of the infringing products, expend significant resources to develop non-infringing technology and/or enter into royalty and licensing agreements that might not be offered or available on acceptable terms. If a successful claim were made against us and we failed to commercially develop or license a substitute technology, our business could be materially harmed. In addition, our insurance coverage for these types of claims may not be adequate.

Our Software Products and Web Site May Be Subject to Intentional Disruption

   Our products may be the target of intentional disruptions, such as software viruses specifically designed to impede the performance of our products. Similarly, experienced computer programmers or hackers, may attempt to penetrate our network security or the security of our web site and misappropriate proprietary information or cause interruptions to the delivery of our services or products. Our activities could be substantially disrupted, and our reputation and future sales could be harmed if these efforts were successful.

We Have a History of Operating Losses

   Despite the fact that we have experienced an operating profit in our most recently completed fiscal year, we have had operating losses in three of the past four fiscal years. Our ability to achieve profitability in the future is dependent on our success in growing our revenue, while, at the same time, minimizing our operating expenses. Our future profitability is dependent, among other things, upon our ability to:

  . introduce new products and services successfully;

  . achieve market acceptance of our products and services;

  . hire experienced sales personnel to market and sell our products;

  . implement appropriate budgeting and cost control measures; and

  . integrate the products, operations and personnel of acquired companies successfully.

   If we are unable to accomplish these objectives, we may be unable to achieve revenue growth and profitability in future periods.

The Price of Our Common Stock May Fluctuate Significantly

   Like the publicly-traded securities of other high technology companies, the market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. During the period from January 1, 2000 to December 31, 2000, the price of our common stock has ranged from a low of $4.03 on April 17, 2000 to a high of $16.94 on January 20, 2000. On March 27, 2001, the most recent practicable date prior to the filing of this Form 10-K, the closing price of a share of our common stock on The Nasdaq Stock Market was $7.06. From time to time, the market price of our common stock may be significantly affected by a number of factors, including, but not limited to, the following:

  . announcements of new products or product enhancements by us or our competitors;

  . technological innovation by us or our competitors;

  . quarterly variations in our results of operations or those of our competitors;

  . changes in the prices of our products or those of our competitors;

  . changes in actual or projected revenue and revenue growth rates for us as a whole or for specific geographic areas, business units, products or product categories;

  . changes in the price-to-earnings and other multiples used to value companies in the software industry;

  . changes in our earnings estimates by research analysts;

  . actual or anticipated changes in information technology spending;

  . speculation by the press, product analysts or research analysts with respect to Borland and its products, revenues and/or earnings;

  . actual or anticipated changes in interest rates; and

  . general market conditions or market conditions specific to the software industry.

   The stock prices for many companies in the technology sector have experienced wide fluctuations which, at times, have been unrelated to the operating performance of such companies.

   In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Were such litigation to be commenced against us, we would incur substantial costs and there would be diversion of our management's attention and resources, which could materially adversely affect our business, results of operations and financial condition.

Risks of Regulation of the Internet and Electronic Commerce

   We intend to expand our business through, among other channels, electronic commerce on the Internet. The electronic commerce market on the Internet is new and rapidly evolving. While this is an evolving area of the law in the U.S. and overseas, currently there are relatively few laws or regulations that directly apply to commerce on the Internet. Changes in laws or regulations governing the Internet and electronic commerce, including, without limitation, those governing an individual's privacy rights, pricing, content, acceptable payment methods and quality of products or services could have a material adverse effect on our business, operating results and financial condition. Taxation of Internet commerce, or other charges imposed by government agencies or by private organizations may also be imposed. Laws and regulations applying to the solicitation, collection and processing of personal or consumer information could also be enacted. Any of these regulations could result in a decline in the use or popularity of the Internet as a medium for commerce, which could have an adverse effect on our future sales and revenue growth.

   Our future sales and any future profits will be substantially dependent upon the widespread acceptance and use of the Internet by consumers and businesses as an effective medium for exchanging information and conducting business. To be successful, consumers and businesses that historically have used traditional means of commerce to transact business must continue to accept and utilize the Internet as a medium for conducting business and exchanging information. Consumers and businesses may eventually reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies, insufficient commercial support and privacy concerns. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity could cause the Internet to lose its viability as a commercial medium.

Risks Associated with Our Dependence on Encryption Technology

   We use and will continue to use encryption technology in some of our products to provide security for the exchange of confidential information. Encryption technologies have been breached in the past. There can be no assurance that there will not be a compromise or breach of our security technology. If such a breach were to occur, it could have a material adverse effect on our business.

Risks of Using Retail Distribution Channels

   A significant portion of our sales are made through retail distribution channels. Demand in these channels fluctuate based on customer demand. Our retail distributors also carry the products of competitors. Some of our retail distributors have limited capital to invest in inventory. Their decision to purchase our products is based on a combination of demand for our products, our pricing and the terms and special promotions we offer.

   Our net revenues and earnings may be affected by a practice called "channel fill." Channel fill occurs when a distributor purchases more products than it expects to sell in anticipation of price changes, sales promotions or incentives. After we announce a new version or new product and prior to the date of product availability, distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of the availability of the new version or product. We try to mitigate the negative effect of this pattern by deferring recognition of revenue associated with distributors' and resellers' inventories that are in excess of appropriate levels. However, channel fill may still affect our net revenues, particularly during periods where we announce several new products and/or new versions at the same time.

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

Risks of Reliance on VARs & ISVs

   A part of our strategy is to embed and bundle our technology in the products offered by value-added resellers, or VARs, and independent software vendors, or ISVs, such as Cisco Systems, Inc., Hewlett-Packard Company, Hitachi Ltd., i2 Technologies, Inc., America Online, Inc., Netscape Communications Corporation, Novell, Inc. and Oracle Corporation. In the past, a small number of VAR and ISV customers accounted for a significant percentage of our enterprise product revenue.

   For these sales, the pricing and discount terms and conditions of our license agreements are negotiated and vary among our customers. Most of our license agreements with these customers are non-exclusive and do not require them to recommend or offer our products exclusively. Many of our agreements do not require our customers to make a minimum number of purchases. We have virtually no control over the shipping dates or volumes of systems shipped by our customers. Many of the markets for VAR and ISV products are new and evolving. Therefore, we cannot predict that these customers will purchase our technology for their products in the future. If we are not successful in securing additional licenses with our current or new customers on profitable terms, our business, financial condition and results of operations could be materially and adversely affected.

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

  . the difficulty of staffing and managing an organization spread over various countries and continents;

  . reduced or less certain protection for intellectual property rights than is available under the laws of the United States;

  . fluctuations in foreign currency exchange rates;

  . longer payment cycles in certain countries;

  . export restrictions, tariffs and other trade barriers;

  . changes in regulatory requirements;

  . restrictions on the expatriation of currency from a particular country;

  . compliance with various conflicting laws and regulations;

  . overlap of different tax structures; and

  . political instability.

   One or more of these risk factors could have a material adverse effect on our future international operations and, consequently, on our business, operating results and financial condition. In addition, our subsidiaries generally operate in local currencies, and their results are translated monthly into U.S. dollars. If the value of the U.S. dollar increases significantly relative to foreign currencies, there could be a material adverse effect on our business, operating results and financial condition.

Risks of Software Defects and Liability Claims

   Software products occasionally contain errors or defects, especially when they are first introduced or when new versions are released. We have not experienced any substantial problems to date from potential defects and errors. We routinely test our new products and new versions for defects and errors. We cannot be certain, however, that our products are completely free of defects and errors. Errors in our software may be caused by defects in third-party software incorporated into our software. If so, we may be unable to fix these defects without the cooperation of these software providers. Because these defects may not be as significant to our software providers as they are to us, we may not receive the full and timely cooperation that we may require. In addition, we may not have the contractual right to access the source code of third-party software and, even if we access the source code, we may be unable to detect and fix the defect. The discovery of a defect or error in a new version or product may result in the following consequences, among others:

  . delayed shipping of the product;

  . immediate loss of revenue;

  . delay in market acceptance;

  . diversion of development resources;

  . damage to our reputation; and

  . increased service and warranty costs.

   These consequences could materially and adversely affect our business, operating results and financial condition.

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

   Our products interoperate with many parts of complicated computer systems, such as mainframes, servers, personal computers, application software, databases, operating systems and data transformation software. Failure of any one of these parts could cause all or large parts of computer systems to fail. In such circumstances, it may be difficult to determine which part failed, and it is likely that customers would bring a lawsuit against several companies, including us. Regardless of the merits of a claim, responding to any claim can be time consuming and costly and divert the efforts of our technical and management personnel from productive tasks. In addition, our insurance coverage for these types of claims may not be adequate.

Risks of Certain Anti-Takeover Provisions

   In December 1991, we implemented a stockholder rights plan to protect our stockholders in the event of a proposed takeover that has not been recommended or approved by our Board of Directors. Under our stockholder rights plan, each share of our outstanding common stock has attached to it one preferred share purchase right. Each preferred share purchase right entitles the holder, under certain circumstances, to purchase shares of our common stock at a 50% discount from its then current market price. The preferred share purchase rights are redeemable at a nominal price and expire in December 2001.

   Our stockholder rights plan and certain provisions of our Restated Certificate of Incorporation and Amended and Restated Bylaws may discourage, delay or prevent an actual or potential change in control of Borland even if such a change in control would be beneficial to and in the best interests of our stockholders. These limitations may limit our stockholders' ability to approve transactions that they may deem to be in their best interests. In addition, our Board of Directors has the authority to fix the rights and preferences of, and issue shares of, preferred stock without action by our stockholders.

Potential Dilutive Effect of Conversion and Additional Issuance of Series C Preferred Stock ("Series C Stock")

   Each share of Series C Stock is convertible, at the option of the holder, on June 10, 2001, into fully paid and non-assessable shares of our common stock based upon a fixed conversion ratio. In the event of a reorganization, reclassification or other change (other than a stock dividend, stock split or reverse stock split), each share of Series C Stock would be convertible, at the option of the holder, into the kind and amount of shares of stock and other securities and property receivable upon such events. Upon transfer by the holder to an unaffiliated third party, each share of Series C Stock would automatically convert into fully-paid and non-assessable shares of our common stock based upon a fixed conversion ratio. In the event of a merger, consolidation, tender offer, agreement to sell, or sale of all or substantially all of our assets, each share of Series C Stock would automatically convert into the right to receive the same consideration as if the Series C Stock had been converted into common stock immediately prior to such events. In the event of liquidation, dissolution or winding up of Borland, the holders of shares of Series C Stock would receive the same consideration as if the Series C Stock had been converted into common stock immediately prior to such event. The conversion ratio is subject to certain adjustments in the event of a stock split and other capital reorganizations. At December 31, 2000, the 625 shares of Series C Stock were convertible into 6,720,430 shares of common stock.

Revenue Recognition and Accounting Rules and Guidance May Change

   In the quarter ending December 31, 2000, we adopted SAB No. 101, "Revenue Recognition in Financial Statements," which provides revenue recognition guidance. The accounting profession continues to review provisions of SAB No. 101 and other rules and guidelines with the objective of determining whether to provide additional guidance on implementing their provisions. Depending upon the outcome of these reviews and the issuance of implementation guidelines and interpretations, we may be required to change our revenue recognition policies and business practices or revalue assets, and such changes could have a material adverse effect on our revenue recognition, balance sheet, results of operations or financial condition.

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

   We believe that most of our newly introduced products are Year 2000 ready. Some of our older products are not Year 2000 ready or will not be tested. Where possible, we encourage our customers to migrate to current product versions. However, despite our analysis and review, it is possible that our products may contain undetected errors or defects associated with Year 2000 date functions, that may result in material costs. Furthermore, use of our products in connection with other products, that may or may not be Year 2000 ready, including hardware, software and firmware, may result in the inaccurate exchange of date data resulting in performance issues and system failures. To the extent that our products, or third-party products that include our products, prove not to be Year 2000 ready or in the event of disputes with customers regarding whether our products are ready, there could be a material adverse effect on our business, results of operations and financial condition.

Risk of Natural Disasters, Power Shortages and Other Unexpected Events

   Our corporate headquarters, including most of our research and development operations, are located in Scotts Valley, California, an area known for significant seismic activity. Seismic activity, such as a major earthquake, could have a material adverse effect on our business, financial condition and operating results. In recent months, there has been a shortage of electricity in California. As a result, many regions, including the San Francisco Bay Area, have experienced rolling power outages as capacity has failed to satisfy demand. Continued power shortages, a power failure or other similar unexpected events could impair our ability to operate our business, which could also significantly disrupt our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risks relating to our operations result primarily from changes in interest rates and foreign currency exchange rates, as well as credit risk concentrations. To address the foreign currency exchange rate risk we enter into various hedging transactions as described below. We do not use financial instruments for trading purposes.

Foreign Currency Risk

   We transact business in various foreign countries and have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge intercompany balances and other monetary assets denominated in foreign currencies. The goal of the hedging program is to offset the earnings impact of foreign denominated balances. We do not use foreign currency forward exchange contracts for trading purposes. At month-end, foreign denominated balances and the forward exchange contracts are marked-to-market and unrealized gains and losses are included in current period net income.

   During the year ending December 31, 2000, we have recorded net foreign exchange losses of $1.0 million. The foreign exchange losses were generated primarily due to the strength of the dollar relative to the Euro and Japanese Yen. It is uncertain that these currency trends will continue. If these currency trends continue, we will continue to experience foreign exchange losses on our intercompany receivables to the extent that we have not hedged the exposure with foreign currency forward exchange contracts. Such foreign exchange losses could have a materially adverse affect on our operating results and cash flows.

   The table below provides information about our derivative financial instruments, comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates as of December 31, 2000. All instruments mature within twelve months.

                                                   December 31,
                                          Average      2000
                              Notional    Contract  Estimated
                               Amount       Rate    Fair Value
                             -----------  -------- ------------
Foreign currency forward
 exchange contracts:
  Australian Dollar......... $ 6,484,744    0.54     $245,616
  British Pound.............     587,400    1.47     (319,573)
  Canadian Dollar...........   1,406,009    1.53       26,215
  Italian Lira..............     458,529    2155       22,321
  Hong Kong Dollar..........   1,466,800    7.80          470
  Dutch Guilder.............  (2,739,952)   2.42      (98,140)
  New Taiwan Dollar.........   6,509,233    1.74       12,381
  Others....................   3,079,873              112,149
                             -----------             --------
    Total................... $17,252,636             $  1,439
                             ===========             ========

Interest Rate Risk

   Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our cash equivalents and short-term investments in a variety of financial instruments such as commercial paper. We, by corporate policy, limit the amount of our credit exposure to any one financial institution or commercial issuer.

   We mitigate default risk by investing in only safe and high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in the credit rating of any investment issuer. The portfolio includes only marketable securities with active secondary and resale markets to ensure portfolio liquidity.

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

                                2001    2002 2003 2004 2005 Thereafter  Total
                              --------  ---- ---- ---- ---- ---------- --------
                                               (In thousands)
Cash equivalents
  Fixed rate................. $216,634   --   --   --            --    $216,634
  Average interest rate......     6.09%  --   --   --            --        6.09%
Short-term investments
  Fixed rate................. $ 45,925   --   --   --            --    $ 45,925
  Average interest rate......     6.14%  --   --   --            --        6.14%
Long-term debt
  Fixed rate................. $    180  $200 $222 $247 $275   $7,820   $  8,944
  Average interest rate......    10.75%  --   --   --   --       --       10.75%

Credit Risks

   Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. One customer located in the United States accounts for approximately 13% of total accounts receivable. No other single group or customer represents greater than 10% of total accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            SELECTED QUARTERLY DATA

   Amounts in thousands, except per share amounts, percentages and stock prices:

                                        Three Months Ended (Unaudited)
                                 ---------------------------------------------
                                 December 31, September 30, June 30,   March
                                     2000         2000        2000    31, 2000
                                 ------------ ------------- --------  --------
Net revenues...................    $ 50,294     $ 47,557    $ 46,716  $ 46,500
Gross profit...................    $ 42,565     $ 40,112    $ 38,969  $ 37,501
Gain (loss) on sale of real
 estate........................    $    --      $    --     $ (1,040) $   (500)
Income from patent cross-
 license agreement and other...    $    --      $    --     $    --   $    --
Gain on long-term investment...    $    --      $    723    $    --   $    --
Other non-recurring charges....    $ (1,151)    $ (2,967)   $  2,014  $  1,542
Net income (loss)..............    $  8,426     $ 11,444    $  2,002  $ (1,146)
Income (loss) per share basic..    $   0.13     $   0.18    $   0.03  $  (0.02)
Income (loss) per share
 diluted.......................    $   0.12     $   0.17    $   0.03  $  (0.02)
Shares used in computing basic
 income (loss) per share.......      61,600       61,506      61,464    61,080
Shares used in computing
 diluted income (loss) per
 share.........................      69,021       68,983      69,165    61,080

                                        Three Months Ended (Unaudited)
                                 ---------------------------------------------
                                 December 31, September 30, June 30,   March
                                     1999         1999        1999    31, 1999
                                 ------------ ------------- --------  --------
Net revenues...................    $ 45,474     $ 45,678    $ 40,239  $ 43,415
Gross profit...................    $ 35,483     $ 35,346    $ 29,795  $ 32,239
Gain (loss) on sale of real
 estate........................    $(29,677)    $    --     $    --   $    --
Income from patent cross-
 license agreement and other...    $    --      $    --     $105,065  $    --
Gain on long-term investment...    $    --      $  1,453    $    --   $  1,484
Other non-recurring charges....    $    --      $    --     $    --   $  8,193
Net income (loss)..............    $(37,828)    $ (1,419)   $ 87,520  $(25,589)
Income (loss) per share basic..    $  (0.64)    $  (0.03)   $   1.61  $  (0.54)
Income (loss) per share
 diluted.......................    $  (0.64)    $  (0.03)   $   1.47  $  (0.54)
Shares used in computing basic
 income (loss) per share.......      59,268       57,992      54,343    47,753
Shares used in computing
 diluted income (loss) per
 share.........................      59,268       57,992      59,634    47,753

   Our financial statements included with this Form 10-K are set forth under
Item 14 hereof.

ITEM 9. CHANGES IN AND/OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information concerning our directors will be set forth in the Proxy Statement to be provided to stockholders in connection with our 2001 Annual Meeting of Stockholders (the "Proxy Statement") under the heading "Election of Directors," which information is incorporated herein by reference. Information concerning compliance with Section 16 of the Securities Exchange Act of 1934, as amended, by persons subject to such Section, will be set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. The name, age and position of each of our executive officers are set forth in Item 1 of this Form 10-K under the heading "Executive Officers," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   Information concerning executive compensation will be set forth in the Proxy Statement under the headings "Executive Officer Compensation" and "Election of Directors," which information is incorporated herein by reference. Information contained in the Proxy Statement under the caption "Organization and Compensation Committee Report on Executive Compensation," "Audit Committee Report and Disclosures" and "Stock Performance Graph" is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information concerning security ownership of certain beneficial owners and management will be set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information concerning certain relationships and related transactions will be set forth in the Proxy Statement under the headings "Organization and Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   Upon written request, we will provide, without charge, a copy of our Annual Report on Form 10-K, including the consolidated financial statements and financial statement schedules for our most recent fiscal year. All requests should be sent to:

     Borland Software Corporation
     100 Enterprise Way
     Scotts Valley, California 95066-3249
     (831) 431-1000
     Attention: Investor Relations

   (a) The following documents are filed as part of this report:

   1. Consolidated Financial Statements

     Report of Independent Accountants for Borland Software Corporation

     Consolidated Balance Sheets at December 31, 2000 and 1999

     Consolidated Statements of Operations for the Years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Comprehensive Income for the Years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows for the Years ended December 31, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements

   2.  Consolidated Financial Statement Schedule

     Schedule II--Valuation and Qualifying Accounts

   All other schedules are omitted because they are either not required, not applicable or the required information is otherwise included.

   3. Exhibits

   The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

 Exhibit
 Number  Description
 ------- -----------

 3.1     Restated Certificate of Incorporation of Borland Software Corporation
         (previously filed with the Commission on January 30, 2001 as an exhibit to Borland's Current Report on Form 8-K and incorporated herein by reference).

 3.2     Amended and Restated Bylaws of Borland Software Corporation
         (previously filed with the Commission on January 30, 2001 as an exhibit to Borland's Current Report on Form 8-K and incorporated herein by reference).

 4.1     Rights Agreement, dated as of December 20, 1991, between Borland
         Software Corporation and Mellon Investor Services, L.L.C., (previously filed with the Commission on December 23, 1991 as an exhibit to Borland's Registration Statement on Form 8A and incorporated herein by reference).


 Exhibit
 Number  Description
 ------- -----------
  4.2    Amendment to Rights Agreement, dated as of February 6, 2000, between
         Borland Software Corporation and Mellon Investor Services, L.L.C.,
         (previously filed with the Commission on February 11, 2000 as an exhibit to Borland's Registration Statement on Form 8A/A and incorporated herein by reference).

  4.3 Amendment No. 2 to Rights Agreement, dated as of June 28, 2000, between Borland Software Corporation and Mellon Investor Services,
         L.L.C, a (previously filed with the Commission on June 29, 2000 as an exhibit to Borland's Registration Statement on Form 8A/A and incorporated herein by reference).

 10.1 Loan Commitment Agreement (secured by a mortgage on the property located at 1700 and 1800 Green Hills Road in Scotts Valley,
         California) entered into by Borland Software Corporation with Sanwa
         Bank California, Wells Fargo Bank, and Pacific Trust Fund Company dated as of September 17, 1987 and amendment thereto dated as of April
         27, 1988 (previously filed with the Commission on December 12, 1989 as an exhibit to Borland's Amendment No. 1 to Registration Statement on
         Form S-1 and incorporated herein by reference).

 10.2    Form of Convertible Securities Subscription Agreement for Series B
         Preferred Stock of Borland Software Corporation (previously filed with the Commission on July 14, 1997 as an exhibit to Borland's Current
         Report on Form 8-K and incorporated herein by reference).

 10.3    Form of Registration Rights Agreement for Series B Preferred Stock of
         Borland Software Corporation (previously filed with the Commission on
         July 14, 1997 as an exhibit to Borland's Current Report on Form 8-K and incorporated herein by reference).

 10.4    Preferred Stock Purchase Agreement between Borland Software
         Corporation and Microsoft Corporation, dated as of June 7, 1999
         (previously filed with the Commission on July 6, 1999 as an exhibit to Borland's Current Report on Form 8-K and incorporated herein by reference).

 10.5    Investor Rights Agreement between Borland Software Corporation and
         Microsoft Corporation, dated as of June 7, 1999 (previously filed with the Commission on July 6, 1999 as an exhibit to Borland's Current
         Report on Form 8-K and incorporated herein by reference).

 10.6    Form of Indemnity Agreement (previously filed with the Commission on
         September 26, 1990 as an exhibit to Borland's Registration Statement on Form S-8 and incorporated herein by reference).

 10.7    Board of Directors Compensatory Plan, as described under "Director
         Compensation" in Borland's Definitive Proxy Statement (previously filed with the Commission on June 21, 2000 and incorporated herein by reference).

 10.8    Non-Employee Directors' Stock Option Plan (previously filed with the
         Commission on December 27, 1991 as an exhibit to Borland's Current
         Report on Form 8-K and incorporated herein by reference).

 10.9    1990 Employee Stock Purchase Plan (previously filed with the
         Commission on July 2, 1993 as an exhibit to Borland's Annual Report an
         Form 10-K for the year ended March 31, 1993 and incorporated herein by reference).

 10.10   1992 Stock Option Plan (previously filed with the Commission on July
         4, 1992 as an exhibit to Borland's Registration Statement on Form S-8 and incorporated herein by reference).

 10.11   1993 Stock Option Plan (previously filed with the Commission on March
         11, 1993 as an exhibit to Borland's Registration Statement on Form S-8 and incorporated herein by reference).

 10.12   1997 Stock Option Plan (previously filed with the Commission on
         December 19, 1997 as an exhibit to Borland's Registration Statement on
         Form S-8 and incorporated herein by reference).


 Exhibit
 Number  Description
 ------- -----------
 10.13   Amendment to the 1997 Stock Option Plan (previously filed with the
         Commission on September 1, 2000 as an exhibit to Borland's
         Registration Statement on Form S-8 and incorporated herein by reference).

 10.14   1997 Employee Stock Purchase Plan (previously filed with the
         Commission on December 19, 1997 as an exhibit to Borland's
         Registration Statement on Form S-8 and incorporated herein by reference).

 10.15   1999 Employee Stock Purchase Plan (previously filed with the
         Commission on May 11, 1999 as an exhibit to Borland's Definitive Proxy
         Statement and incorporated herein by reference).

 10.16   Employment Agreement between Hobart McK. Birmingham and Borland
         Software Corporation (previously filed with the Commission on April 4,
         2000 as an exhibit to Borland's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference). ++

 10.17   Resignation Agreement between Hobart McK. Birmingham and Borland
         Software Corporation (previously filed with the Commission on April 4,
         2000 as an exhibit to Borland's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference). ++

 10.18 Written Description of Compensatory Plan for Dale L. Fuller approved by the Borland Board of Directors on June 29, 2000 (previously filed with the Commission on August 11, 2000 as an exhibit to Borland's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference). ++

 10.19   Borland Software Corporation Dale Fuller Individual Stock Option Plan
         (previously filed with the Commission on April 4, 2000 as an exhibit to Borland's Annual Report on Form 10-K for the year ended December
         31, 1999 and incorporated herein by reference). ++

 10.20   Employment Agreement between Dale L. Fuller and Borland Software
         Corporation dated as of December 29, 2000. *++

 10.21   Stock Option Agreement between Dale L. Fuller and Borland Software
         Corporation dated as of December 29, 2000. *++

 10.22   Employment Agreement between Frederick A. Ball and Borland Software
         Corporation dated as of September 16, 1999 (previously filed with the Commission on November 15, 1999 as an exhibit to Borland's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference). ++

 10.23   Letter Agreement between Frederick A. Ball and Borland Software
         Corporation dated as of May 30, 2000 amending Mr. Ball's Employment
         Agreement with Borland Software Corporation dated as of September 16,
         1999 (previously filed with the Commission on August 11, 2000 as an exhibit to Borland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference). ++

 10.24   Change in Control Agreement between Frederick A. Ball and Borland
         Software Corporation dated as of May 31, 2000. *++

 10.25   Employment Agreement between Keith E. Gottfried and Borland Software
         Corporation dated as of May 16, 2000 (previously filed with the Commission on August 11, 2000 as an exhibit to Borland's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference). ++

 10.26   Written Description of Compensatory Plan for Keith E. Gottfried
         (approved by the Organization and Compensation Committee of the Board
         of Directors of Borland Software Corporation on December 19, 2000).
         *++


 Exhibit
 Number  Description
 ------- -----------
 10.27   Employment Agreement between Roger A. Barney and Borland Software
         Corporation dated as of June 5, 2000 (previously filed with the
         Commission on August 11, 2000 as an exhibit to Borland's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference). ++

 10.28   Amendment to Employment Agreement between Roger A. Barney and Borland
         Software Corporation dated as of September 11, 2000 (previously filed with the Commission on November 14, 2000 as an exhibit to Borland's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference). ++

 10.29   Employment Agreement between Douglas W. Barre and Borland Software
         Corporation dated as of May 17, 2000 (previously filed with the Commission on August 11, 2000 as an exhibit to Borland's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference). ++

 10.30   Amendment to Employment Agreement between Douglas W. Barre and Borland
         Software Corporation dated as of December 27, 2000. *++

 10.31   Secured Promissory Note dated as of June 26, 2000 from Douglas W.
         Barre and his spouse to Borland Software Corporation (previously filed with the Commission on August 11, 2000 as an exhibit to Borland's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference). ++

 10.32   Employment Agreement between Frank Slootman and Borland Software
         Corporation dated as of July 7, 2000 (previously filed with the Commission on August 11, 2000 as an exhibit to Borland's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference). ++

 10.33   Amendment to Employment Agreement between Frank Slootman and Borland
         Software Corporation dated as of November 22, 2000. *++

 10.34   Employment Agreement between Edward M. Shelton and Borland Software
         Corporation dated as of May 15, 2000 (previously filed with the Commission on August 11, 2000 as an exhibit to Borland's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference). ++

 10.35   Secured Promissory Note dated as of September 13, 2000 from Kevin
         Cornell to Borland Software Corporation. *++

 10.36   Form of Change in Control Agreement (previously filed with the
         Commission on April 4, 2000 as an exhibit to Borland's Annual Report on Form 10-K for the year ended March 31, 1999 and incorporated herein by reference). ++

 10.37 Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of December 30, 1999, by and between Borland Software Corporation and
         ScanlanKemperBard Companies (previously filed with the Commission on March 2, 2000 as an exhibit to Borland's Current Report on Form 8-K and incorporated herein by reference).

 10.38   First Amendment to Agreement of Purchase and Sale and Joint Escrow
         Instructions, dated as of January 27, 2000, by and between Borland
         Software Corporation and ScanlanKemperBard Companies (previously filed with the Commission on March 2, 2000 as an exhibit to Borland's
         Current Report on Form 8-K and incorporated herein by reference).


 Exhibit
 Number  Description
 ------- -----------
 10.39   Second Amendment to Agreement of Purchase and Sale and Joint Escrow
         Instructions, dated as of February 8, 2000, by and between Borland
         Software Corporation and ScanlanKemperBard Companies (previously filed with the Commission on March 2, 2000 as an exhibit to Borland's
         Current Report on Form 8-K and incorporated herein by reference).

 10.40   Third Amendment to Agreement of Purchase and Sale and Joint Escrow
         Instructions, dated as of February 11, 2000, by and between Borland
         Software Corporation and ScanlanKemperBard Companies (previously filed with the Commission on March 2, 2000 as an exhibit to Borland's
         Current Report on Form 8-K and incorporated herein by reference).

 10.41   Fourth Amendment to Agreement of Purchase and Sale and Joint Escrow
         Instructions, dated as of February 15, 2000, by and between Borland
         Software Corporation and ScanlanKemperBard Companies (previously filed with the Commission on March 2, 2000 as an exhibit to Borland's
         Current Report on Form 8-K and incorporated herein by reference).

 10.42   Fifth Amendment to Agreement of Purchase and Sale and Joint Escrow
         Instructions, dated as of February 16, 2000, by and between Borland
         Software Corporation and ScanlanKemperBard Companies (previously filed with the Commission on March 2, 2000 as an exhibit to Borland's
         Current Report on Form 8-K and incorporated herein by reference).

 10.43   Sixth Amendment to Agreement of Purchase and Sale and Joint Escrow
         Instructions, dated as of February 17, 2000, by and between Borland
         Software Corporation and ScanlanKemperBard Companies (previously filed with the Commission on March 2, 2000 as an exhibit to Borland's
         Current Report on Form 8-K and incorporated herein by reference).

 10.44   Lease Agreement by and between Borland Software Corporation and
         ScanlanKemperBard Companies dated as of February 17, 2000.*

 10.45   First Amendment to Lease Agreement by and between Borland Software
         Corporation and ScanlanKemperBard Companies as dated as of September
         30, 2000.*

 21.1    Subsidiaries of Borland Software Corporation.*

 23.1    Consent of PricewaterhouseCoopers LLP, Independent Accountants, dated
         March 28, 2001.*

--------
*  Filed herewith.
++ Management contract or compensatory plan or arrangement.

   A copy of any exhibit will be furnished (at a reasonable cost) to any of our stockholders upon receipt of a written request. Such request should be sent to Borland Software Corporation, 100 Enterprise Way, Scotts Valley, California USA 95066-3249, Attn: Corporate Secretary.

   (b) Reports on Form 8-K

   During the quarter ended December 31, 2000, Borland did not file any Current Reports on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Borland Software Corporation has duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Scotts Valley, California, on the 27th day of March 2001.

                                          Borland Software Corporation
                                           (Registrant)

                                                   /s/ Frederick A. Ball
                                          By: _________________________________
                                                     Frederick A. Ball
                                              Senior Vice President and Chief
                                               Financial Officer (principal
                                             financial and accounting officer)

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dale L. Fuller and Frederick A. Ball his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his substitute or substitutes, any do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Borland and in the capacities as indicated on the 27th day of March 2001.

          /s/ William F. Miller             Chairman of the Board and Director
___________________________________________
             William F. Miller

           /s/ Robert H. Kohn               Vice Chairman and Director
___________________________________________
              Robert H. Kohn

           /s/ Dale L. Fuller               President, Chief Executive Officer and
___________________________________________ Director  (principal executive officer)
              Dale L. Fuller

          /s/ Frederick A. Ball             Senior Vice President and Chief Financial
___________________________________________ Officer  (principal financial and
             Frederick A. Ball              accounting officer)

          /s/ Robert Dickerson              Director
___________________________________________
             Robert Dickerson

            /s/ David Heller                Director
___________________________________________
               David Heller

          /s/ William K. Hooper             Director
___________________________________________
             William K. Hooper

           /s/ John R. Kasich               Director
___________________________________________
              John R. Kasich

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          -----
Report of Independent Accountants for Borland Software Corporation.......    41

Consolidated Balance Sheets as of December 31, 2000 and 1999.............    42

Consolidated Statements of Operations for the Years ended December 31,
 2000, 1999 and 1998.....................................................    43

Consolidated Statements of Comprehensive Income for the Years ended
 December 31, 2000, 1999
 and 1998................................................................    44

Consolidated Statements of Stockholders' Equity for the Years ended
 December 31, 2000, 1999
 and 1998................................................................ 45-47

Consolidated Statements of Cash Flows for the Years ended December 31,
 2000, 1999 and 1998.....................................................    48

Notes to Consolidated Financial Statements...............................    49

       REPORT OF INDEPENDENT ACCOUNTANTS FOR BORLAND SOFTWARE CORPORATION

To the Board of Directors and Stockholders of BORLAND SOFTWARE CORPORATION:

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1 on page 34 present fairly, in all material respects, the financial position of Borland Software Corporation (formerly Inprise Corporation) and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)2 on page 34 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
January 24, 2001

                          BORLAND SOFTWARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except par value and share amounts)

                                                      December 31, December 31,
                                                          2000         1999
                                                      ------------ ------------
                       ASSETS
                       ------

Current assets:
  Cash and cash equivalents..........................  $ 216,634    $ 192,013
  Short-term investments.............................     45,925        5,680
  Accounts receivable, net of allowances of $13,669
   and $14,457.......................................     33,495       27,303
  Other current assets...............................     12,935        8,139
                                                       ---------    ---------
    Total current assets.............................    308,989      233,135
Property and equipment, net..........................     20,438       75,002
Other non-current assets.............................     11,476        4,879
                                                       ---------    ---------
                                                        $340,903    $ 313,016
                                                       =========    =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Accounts payable...................................  $  12,873    $   7,761
  Accrued expenses...................................     32,880       33,972
  Short-term restructuring...........................      2,172        9,968
  Income taxes payable...............................      5,337        5,808
  Deferred revenue...................................     18,765       12,273
  Other current liabilities..........................      6,881        8,115
                                                       ---------    ---------
    Total current liabilities........................     78,908       77,897
Long-term debt and other.............................     19,315       19,462
                                                       ---------    ---------
                                                          98,223       97,359
                                                       ---------    ---------

Commitments and contingencies (Notes 7, 9 and 16)

Stockholders' equity:
  Preferred stock; $.01 par value; 1,000,000 shares
   authorized; 625 shares issued and outstanding.....        --           --
  Common stock; $.01 par value; 100,000,000 shares
   authorized; 61,966,879 and 60,672,547 shares
   issued and outstanding............................        620          607
  Additional paid-in capital.........................    472,902      464,527
  Accumulated deficit................................   (209,721)    (229,572)
  Deferred compensation..............................     (1,527)         --
  Cumulative comprehensive income....................      5,611        5,300
                                                       ---------    ---------
                                                         267,885      240,862
Less common stock in treasury at cost, 4,473,800
 shares..............................................    (25,205)     (25,205)
                                                       ---------    ---------
                                                         242,680      215,657
                                                       ---------    ---------
    Total liabilities and stockholders' equity.......  $ 340,903    $ 313,016
                                                       =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                          BORLAND SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
Licenses and other revenue...................... $163,730  $150,550  $166,214
Service revenue.................................   27,337    24,256    22,898
                                                 --------  --------  --------
  Net revenues..................................  191,067   174,806   189,112
                                                 --------  --------  --------
Cost of licenses and other revenue..............   12,004    19,267    15,683
Cost of service revenue.........................   19,916    22,676    15,402
                                                 --------  --------  --------
  Cost of revenues..............................   31,920    41,943    31,085
                                                 --------  --------  --------
Gross profit....................................  159,147   132,863   158,027
                                                 --------  --------  --------
Selling, general and administrative.............  104,793   123,530   112,781
Research and development........................   42,484    42,257    47,324
Restructuring and merger related charges........     (562)   12,090    15,848
Other non-recurring charges.....................      --      8,193       --
Write-down on sale of real estate...............      --     29,677       --
                                                 --------  --------  --------
    Total operating expenses....................  146,715   215,747   175,953
                                                 --------  --------  --------
Operating income (loss).........................   12,432   (82,884)  (17,926)
Interest income, net and other..................   14,093     6,232     3,785
Gain(loss) on sale of real estate...............   (1,540)      --      1,135
Income from patent cross-license agreement and
 other..........................................      --    105,065       --
Gain on long-term investment....................      723     2,937    16,972
                                                 --------  --------  --------
Income before income taxes......................   25,708    31,350     3,966
Income tax (benefit) provision..................    4,982     8,666    (4,380)
                                                 --------  --------  --------
Net income...................................... $ 20,726  $ 22,684  $  8,346
                                                 ========  ========  ========
Income per share--basic (See Note 4)............ $   0.32  $   0.40  $   0.16
Income per share--diluted (See Note 4).......... $   0.30  $   0.36  $   0.15
Shares used in computing basic income per
 share..........................................   61,357    54,810    50,118
Shares used in computing diluted income per
 share..........................................   69,874    63,408    57,384

  The accompanying notes are an integral part of these consolidated financial statements.

                          BORLAND SOFTWARE CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                       Year Ended December 31,
                                                       -------------------------
                                                        2000     1999     1998
                                                       -------  -------  -------
Net income............................................ $20,726  $22,684  $ 8,346
Other comprehensive income:
  Fair market value adjustment for available for sale
   securities.........................................     757      --       --
  Foreign currency translation adjustments............    (446)    (855)   2,308
                                                       -------  -------  -------
Comprehensive income.................................. $21,037  $21,829  $10,654
                                                       =======  =======  =======



  The accompanying notes are an integral part of these consolidated financial statements.

                          BORLAND SOFTWARE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                   Preferred
                                                                     Stock
                                                                 --------------
                                                                 Shares Amounts
                                                                 ------ -------
Balance at December 31, 1997....................................  --     $--
  Employee stock option, employee stock purchase plan and other,
   net..........................................................  --      --
  Repurchase of common stock....................................  --      --
  Premium on repurchase of preferred stock......................  --      --
  Value attributable to warrants issued in connection with
   preferred stock..............................................  --      --
  Accretion of warrant value attributable to preferred stock....  --      --
  Translation adjustment........................................  --      --
  Net income....................................................  --      --
                                                                  ---    ----
Balance at December 31, 1998....................................  --     $--
  Employee stock option, employee stock purchase plan and other,
   net..........................................................  --      --
  Repurchase of common stock....................................  --      --
  Conversion of mandatorily redeemable convertible preferred
   stock........................................................  --      --
  Issuance of Series C preferred stock..........................    1     --
  Accretion attributable to preferred stock.....................  --      --
  Translation adjustment........................................  --      --
  Net income....................................................  --      --
                                                                  ---    ----
Balance at December 31, 1999....................................    1    $--
                                                                  ===    ====
  Employee stock option, employee stock purchase plan and other,
   net..........................................................  --      --
  Common stock issued in connection with Bedouin, Inc.
   acquisition, net of amortization of $66......................  --      --
  Fair market value adjustment for available for sale
   securities...................................................  --      --
  Accretion attributable to preferred stock.....................  --      --
  Translation adjustment........................................  --      --
  Net income....................................................  --      --
                                                                  ---    ----
Balance at December 31, 2000....................................    1    $--
                                                                  ===    ====


  The accompanying notes are an integral part of these consolidated financial statements.

                          BORLAND SOFTWARE CORPORATION

                                 (in thousands)

                                          Common Stock
                                        ---------------- Additional
                                        Number of         Paid in   Accumulated
                                         Shares   Amount  Capital    (Deficit)
                                        --------- ------ ---------- -----------
Balance at December 31, 1997...........  50,745    $508   $381,894   $(259,691)
  Employee stock option, employee stock
   purchase plan and other, net........     867       8      4,634         --
  Repurchase of common stock...........  (3,472)    (35)       --          --
  Premium on repurchase of preferred
   stock...............................     --      --        (351)        --
  Value attributable to warrants issued
   in connection with preferred stock..     --      --         291         --
  Accretion of warrant value
   attributable to preferred stock.....     --      --         --         (406)
  Translation adjustment...............     --      --         --          --
  Net income...........................     --      --         --        8,346
                                         ------    ----   --------   ---------
Balance at December 31, 1998...........  48,140    $481   $386,468   $(251,751)
  Employee stock option, employee stock
   purchase plan and other, net........   2,703      27     15,763         --
  Repurchase of common stock...........  (1,001)    (10)       --          --
  Conversion of mandatorily redeemable
   convertible preferred stock.........  10,831     109     36,791         --
  Issuance of Series C preferred
   stock...............................     --      --      25,000         --
  Accretion attributable to preferred
   stock...............................     --      --         505        (505)
  Translation adjustment...............     --      --         --          --
  Net income...........................     --      --         --       22,684
                                         ------    ----   --------   ---------
Balance at December 31, 1999...........  60,673    $607   $464,527   $(229,572)
  Employee stock option, employee stock
   purchase plan and other, net........   1,044      10      5,943         --
  Common stock issued in connection
   with Bedouin, Inc. acquisition, net
   amortization of $66.................     250       3      1,557         --
  Fair market value adjustment for
   available for sale securities.......     --      --         --          --
  Accretion attributable to preferred
   stock...............................     --      --         875        (875)
  Translation adjustment...............     --      --         --          --
  Net income...........................     --      --         --       20,726
                                         ------    ----   --------   ---------
Balance at December 31, 2000...........  61,967    $620   $472,902   $(209,721)
                                         ======    ====   ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                          BORLAND SOFTWARE CORPORATION

                                 (in thousands)

                              Treasury Stock    Cumulative   Deferred
                              ---------------  Comprehensive Compen-
                              Shares Amounts      Income      sation    Total
                              ------ --------  ------------- --------  --------
Balance at December 31,
 1997........................   --        --      $3,847     $   --    $126,558
  Employee stock option,
   employee stock purchase
   plan and other, net.......   --        --         --          --       4,642
  Repurchase of common
   stock..................... 3,472  $(20,344)       --          --     (20,379)
  Premium on repurchase of
   preferred stock...........   --        --         --          --        (351)
  Value attributable to
   warrants issued in
   connection with preferred
   stock.....................   --        --         --          --         291
  Accretion of warrant value
   attributable to preferred
   stock.....................   --        --         --          --        (406)
  Translation adjustment.....   --        --       2,308         --       2,308
  Net income.................   --        --         --          --       8,346
                              -----  --------     ------     -------   --------
Balance at December 31,
 1998........................ 3,472  $(20,344)    $6,155     $   --    $121,009
  Employee stock option,
   employee stock purchase
   plan and other, net.......   --        --         --          --      15,790
  Repurchase of common
   stock..................... 1,001    (4,861)       --          --      (4,871)
  Conversion of mandatorily
   redeemable convertible
   preferred stock...........   --        --         --          --      36,900
  Issuance of Series C
   preferred stock...........   --        --         --          --      25,000
  Accretion attributable to
   preferred stock...........   --        --         --          --         --
  Translation adjustment.....   --        --        (855)        --        (855)
  Net income.................   --        --         --          --      22,684
                              -----  --------     ------     -------   --------
Balance at December 31,
 1999........................ 4,473  $(25,205)    $5,300     $   --    $215,657
  Employee stock option,
   employee stock purchase
   plan and other, net.......   --        --         --          --       5,953
  Common stock issued in
   connection with Bedouin,
   Inc. acquisition, net of
   amortization of $66.......   --        --         --       (1,527)        33
  Fair market value
   adjustment for available
   for sale securities.......   --        --         757         --         757
  Accretion attributable to
   preferred stock...........   --        --         --          --         --
  Translation adjustment.....   --        --        (446)        --        (446)
  Net income.................   --        --         --          --      20,726
                              -----  --------     ------     -------   --------
Balance at December 31,
 2000........................ 4,473  $(25,205)    $5,611     $(1,527)  $242,680
                              =====  ========     ======     =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          BORLAND SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................  $ 20,726  $ 22,684  $  8,346
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization................     9,557    15,331     9,304
    Non-cash restructuring costs.................       --         63     2,943
    Write-off on sale of real estate.............       --     29,677       --
    (Gain)loss on sale of fixed assets and real
     estate......................................     1,515       698    (1,135)
    Gain on sale of long-term investment.........      (723)   (2,937)  (16,972)
  Changes in assets and liabilities:
    Accounts receivable..........................    (7,314)   15,175    (7,829)
    Other assets.................................    (5,055)      (88)   (4,457)
    Accounts payable and accrued expenses........     4,636    (6,060)   (7,292)
    Income taxes payable.........................    (1,646)    4,000    (1,071)
    Short-term restructuring.....................    (3,198)    6,665     2,014
    Deferred revenue.............................     5,481    (1,229)    2,084
    Other........................................     1,696    (1,507)   (2,730)
                                                   --------  --------  --------
      Cash provided by (used in) operating
       activities................................    25,675    82,472   (16,795)
                                                   --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment..........    (2,525)   (7,754)  (18,214)
  Sale of fixed assets and real estate...........    39,651       --      5,043
  Proceed from sale of long-term investment......       723     2,937    16,567
  Cash payment for acquisition of Bedouin, Inc...    (1,900)      --        --
  Net change in short-term investments...........   (43,045)   (2,455)   (1,382)
                                                   --------  --------  --------
      Cash (used in) provided by investing
       activities................................    (7,096)   (7,272)    2,014
                                                   --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net....     5,954    15,790     4,642
  Proceeds from issuance of convertible preferred
   stock, net....................................       --     25,000       --
  Proceeds from issuance of mandatorily
   convertible redeemable preferred stock, net...       --        --     11,000
  Repurchase of common stock.....................       --     (4,871)  (20,379)
  Redemption of mandatorily redeemable
   convertible preferred stock...................       --        --     (1,951)
  Repayment of capital lease obligations and
   other debt activity...........................      (179)     (149)     (157)
                                                   --------  --------  --------
      Cash provided by (used in) financing
       activities................................     5,775    35,770    (6,845)
                                                   --------  --------  --------
      Effect on exchange rate changes on cash....       267       (94)    2,055
                                                   --------  --------  --------
Net change in cash and cash equivalents..........    24,621   110,876   (19,571)
Beginning cash and cash equivalents..............   192,013    81,137   100,708
                                                   --------  --------  --------
Ending cash and cash equivalents.................  $216,634  $192,013  $ 81,137
                                                   ========  ========  ========
Cash paid during the year for:
  Interest.......................................  $  1,071  $    906  $  1,016
  Income taxes...................................  $  2,541  $  6,463  $    697
Supplemental disclosure of non-cash transactions:
  Shares issued for acquisition of Bedouin,
   Inc...........................................  $  1,593       --        --

  The accompanying notes are an integral part of these consolidated financial statements.

                          BORLAND SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. THE COMPANY

   Borland was incorporated in California in 1983 and reincorporated in Delaware in 1989. We maintain our executive offices at 100 Enterprise Way, Scotts Valley, California 95066-3249, and our main telephone number at that location is 831-431-1000. We also maintain an Internet web site at www.borland.com. We provide corporations with e-business implementation platforms: software solutions speeding the development, deployment and management of the applications driving business innovation around the world.

   Effective January 22, 2001, the corporation's name was changed from Inprise Corporation to Borland Software Corporation ("Borland"). The change in name was effected in accordance with the provisions of Section 253(b) of the Delaware General Corporation Law. Also, effective January 22, 2001, the corporation's trading symbol on The Nasdaq Stock Market was changed from "INPR" to "BORL."

   We market and distribute our products through our direct sales force, single and two-tier distribution, value-added resellers ("VARs"), independent software vendors ("ISVs") and the Internet. This multiple distribution approach allows customers to select the channel that addresses their particular needs and provides us with broad coverage of worldwide markets.

   On February 6, 2000, Borland entered into a merger agreement with Corel Corporation ("Corel") and a wholly-owned subsidiary of Corel. Pursuant to the merger agreement, upon completion of the merger, Borland would have become a wholly-owned subsidiary of Corel. On May 15, 2000, we signed a termination agreement and release with Corel. Pursuant to the termination agreement and release, the merger was abandoned and we were released from, and agreed to release Corel from, all obligations under the merger agreement and related stock option agreements. The confidentiality agreement signed by us and Corel in contemplation of the merger remains in effect for a three year period.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

   The consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

Management Estimates and Assumptions

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

   Borland derives revenues from licenses of its software and related services, which include assistance in implementation and integration, post-contract customer support, training and consulting.

   On contracts involving significant implementation or integration essential to the functionality of the Borland product, license and service revenues are recognized when the services are completed. Borland classifies revenues from these arrangements as license and services revenues, based upon the estimated fair value of each element. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated.

                          BORLAND SOFTWARE CORPORATION

   On contracts that do not involve significant implementation or integration essential to the functionality of Borland's product, license fees are recognized upon shipment when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is probable. For arrangements with multiple elements, Borland recognizes revenue for services and post-contract customer support based upon vendor specific objective evidence (VSOE). VSOE for the services element is based upon the standard hourly rates we charge for services and based upon the complexity of the services and experience of the professional performing the services and such services are separately priced in the contract. VSOE for annual post-contract customer support is established with the stated future renewal rates included in the contracts. Borland recognizes revenue for the license portion of a multiple element arrangement based upon the residual contract value as prescribed by Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions."

   Revenues from reseller arrangements are recognized upon shipment to the reseller, with allowances for estimated future returns and exchanges provided based upon our return policy.

   Other service revenues from consulting and training services are recognized as such services are performed. Service revenues from post-contract customer support are recognized ratably over the support period, generally one year.

   Borland bills customers in accordance with contract terms. Amounts billed to customers in excess of revenues recognized are recorded as deferred revenues.

Cash, Cash Equivalents and Short-Term Investments

   We consider all highly liquid investments having an original maturity of three months or less to be cash equivalents. Short-term investments are held as securities available for sale. Securities are carried at fair market value with the unrealized gains and losses, net of tax, reported as a component of comprehensive income.

   Short-term investments, consisting principally of commercial paper, at December 31, 2000 and 1999 were $45.9 million and $5.7 million, respectively. Unrealized gains and losses as of December 31, 2000 were $0.8 million.

Foreign Exchange Contracts

   We enter into forward exchange contracts to manage our exposure to currency fluctuations. We have outstanding short-term forward exchange contracts to exchange various foreign currencies (principally Japanese yen, Australian dollars, Canadian dollars and German marks) for U.S. dollars in the amount of $17.3 million and $14.4 million at December 31, 2000 and 1999, respectively. The forward exchange contracts are marked-to-market and unrealized gains and losses are included in current period net income. The net loss on such foreign currency contracts and underlying transactions were $1.0 million, $0.6 million and $0.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. We will adopt SFAS 133 in the quarter

                          BORLAND SOFTWARE CORPORATION
ending March 31, 2001. We believe that the adoption of this standard will not have a significant effect on the results of operations, financial position, capital resources or liquidity.

Financial Instruments

   The fair value of our financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt, is based upon the present value of the cash flows of securities with similar terms, and approximates carrying value.

Concentration of Credit Risk

   Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. We place our cash, cash equivalents and short-term investments in a variety of financial instruments such as commercial paper. We, by policy, limit the amount of our credit exposure to any one financial institution or commercial issuer.

   We offer credit terms on the sale of our software products to distributors, retail dealers and certain end-user customers. We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers. We maintain an allowance for uncollectable accounts receivable based upon the expected collectability of all accounts receivable. One customer located in the United States accounted for approximately 13% and 14% of total accounts receivable as of December 31, 2000 and 1999, respectively. No other single group or customer represents greater than 10% of total accounts receivable.

   We are exposed to credit loss in case of non-performance by counterparties to foreign exchange contracts, but we do not anticipate non-performance by these counterparties.

Property and Equipment

   Property and equipment is stated at cost and depreciated using the straight-line method over the following estimated useful lives:

   Buildings........................................................ 31.5 years
   Computer equipment............................................. 3 to 5 years
   Furniture, fixtures and equipment................................... 5 years
   Leasehold improvements................. Shorter of lease term or useful life

   Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $8.1 million, $13.5 million and $9.2 million, respectively. The costs of maintenance and repairs are expensed as incurred. The cost of assets and related accumulated depreciation are removed from the accounts upon retirement or disposition; any resulting gain or loss is reported as income or expense.

   We capitalize costs relating to internal use software in accordance with the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). We capitalized approximately $2.8 million in costs associated with the development and deployment of internal use software during 1999. We had approximately $3.6 million and $5.7 million in unamortized internal use software costs as of December 31, 2000 and 1999, respectively. We amortized approximately $2.1 million and $2.6 million in costs associated with internal use software during 2000 and 1999, respectively. These costs are amortized over a useful life ranging from three to five years.

                          BORLAND SOFTWARE CORPORATION

Stock-Based Compensation Plans

   We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related Interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. Our policy is to grant options with an exercise price equal to the closing market price of our stock on the grant date. Accordingly, no compensation has been recognized for our stock option plans. We provide additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). See Note 14.

   We account for stock options issued to non-employees under SFAS 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123." We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. See Note 14. The value of the equity instrument is charged to earnings over the term of the service agreement. The charges to operating expenses in 2000 and 1999 for equity instruments issued to non-employees were immaterial.

Research and Development

   We capitalize certain product rights acquired from others and software development costs incurred after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction at the greater of the straight-line basis utilizing the estimated economic lives, which range from two to four years, or the ratio of actual revenues achieved to the total anticipated revenues over the lives of the products.

   No development costs were capitalized during the years ended December 31, 2000, 1999 and 1998. There were no unamortized product rights and capitalized development costs recorded at December 31, 2000 and 1999.

Goodwill

   Goodwill represents the excess of the aggregate purchase price over the fair market value of the tangible and intangible assets acquired in various acquisitions and is being amortized over the estimated useful life ranging from three to four years. Amortization of goodwill charged to operating expenses during the years ended December 31, 2000, 1999 and 1998 was $1.0 million, $1.8 million and $0.1 million, respectively. We had approximately $1.8 million in unamortized goodwill at December 31, 2000 and 1999. Unamortized goodwill is included in other non-current assets as of December 31, 2000. As of December 31, 2000, we do not believe that the unamortized goodwill is impaired.

Valuation of Long-Lived Assets

   Borland evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be

                          BORLAND SOFTWARE CORPORATION
disposed. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Advertising Costs

   We expense the production costs of advertising, including direct response, the first time the advertising takes place. Advertising expense was $1.8 million, $3.6 million and $4.0 million during the years ended December 31, 2000, 1999 and 1998, respectively.

Foreign Currency Translation

   The functional currency of our non-U.S. subsidiaries is the local currency. The balance sheet accounts of these subsidiaries are translated into U.S. dollars at the exchange rate as of the balance sheet date. Revenues, costs and expenses are translated using an average rate. Resulting exchange gains and losses are reported as a component of cumulative comprehensive income.

Recent Accounting Pronouncements

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB 101 until the fourth quarter of fiscal year 2000. During the quarter ended December 31, 2000, Borland adopted the provisions of SAB 101. The adoption did not have a material impact on our financial position or results of operations.

   In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. While FIN 44 is effective as of July 1, 2000, certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. During the year ended December 31, 2000, Borland adopted the provisions of FIN 44. The adoption did not have a material impact on our financial position or results of operations.

                          BORLAND SOFTWARE CORPORATION

NOTE 3. CONSOLIDATED BALANCE SHEET COMPONENTS

   Details of certain balance sheet captions are as follows (amounts in thousands):

                                                      December 31, December 31,
                                                          2000         1999
                                                      ------------ ------------
Property and equipment
  Buildings..........................................  $  10,171    $  80,201
  Computer equipment.................................     74,441       77,370
  Furniture, fixtures and equipment..................     12,626       22,095
  Other..............................................      7,446        7,819
                                                       ---------    ---------
                                                         104,684      187,485
  Less accumulated depreciation and amortization.....    (88,280)    (126,833)
                                                       ---------    ---------
                                                          16,404       60,652
  Land...............................................      4,034       14,350
                                                       ---------    ---------
    Total............................................  $  20,438    $  75,002
                                                       =========    =========
Accrued expenses:
  Accrued payroll and incentives.....................  $  14,475    $  14,976
  Advertising and customer sales incentives..........      1,867        2,549
  Professional fees and settlement costs.............      6,885        9,862
  Other..............................................      9,653        6,585
                                                       ---------    ---------
    Total............................................  $  32,880    $  33,972
                                                       =========    =========
Long-term debt and other
  Non-current portion of accrued restructuring
   charges...........................................  $   2,449    $   2,550
  Mortgage notes payable.............................      8,764        8,943
  Deferred and other taxes...........................      5,700        5,700
  Long-term deferred revenue and other...............      2,402        2,269
                                                       ---------    ---------
    Total............................................  $  19,315    $  19,462
                                                       =========    =========

                          BORLAND SOFTWARE CORPORATION

NOTE 4. EARNINGS PER SHARE

   The following is a reconciliation of the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                         Years Ended December
                                                                  31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
Numerator:
  Net income........................................... $20,726 $22,684 $ 8,346
  Accretion charge relating to convertible preferred
   stock...............................................     875     505     406
                                                        ------- ------- -------
  Income available to common stockholders.............. $19,851 $22,179 $ 7,940
                                                        ======= ======= =======
Denominator:
  Denominator for basic income per share--weighted
   average shares......................................  61,357  54,810  50,118
  Effect of dilutive securities
    Series B mandatorily convertible preferred stock...     --    3,987   5,846
    Series C convertible preferred stock...............   6,721   3,920     --
    Employee stock options.............................   1,796     691   1,420
                                                        ------- ------- -------
  Denominator for diluted income (loss) per share--
   adjusted weighted average shares and assumed
   conversions                                           69,874  63,408  57,384
                                                        ======= ======= =======
  Income per share--basic.............................. $  0.32 $  0.40 $  0.16
  Income per share--diluted............................ $  0.30 $  0.36 $  0.15

   Options to purchase approximately 2.1 million, 9.1 million and 10.8 million shares of common stock were outstanding at December 31, 2000, 1999 and 1998, respectively, and were not included in the computation of diluted EPS as the inclusion of such options would have been antidilutive.

   Approximately 0.3 million warrants to purchase common shares outstanding at December 31, 2000, 1999 and 1998, respectively, were not included in the computation of diluted EPS for the years ended December 31, 2000, 1999 and 1998, as the inclusion of the warrants would have been antidilutive.

NOTE 5. ACQUISITIONS

Bedouin, Inc.

   On November 3, 2000, we completed our acquisition of Bedouin, Inc. ("Bedouin"), a software firm located in Chicago, Illinois, for total consideration of $3.5 million, consisting of $1.9 million in cash and 250,000 shares of common stock. The shares are subject to a four year vesting schedule based upon the achievement of certain non-financial objectives. The transaction was accounted for as a purchase. As a result of the purchase price allocation, we recorded deferred compensation of approximately $1.6 million. This amount was recorded as a component of equity and will be amortized over four years. We recorded goodwill for the excess of the purchase price over the net assets acquired of $1.4 million, which will be amortized over three years. We also recorded a charge for in-process research and development related to the acquisition of approximately $0.4 million. Pro forma financial statements are not required for this acquisition.

Apogee Information Systems, Inc.

   On November 30, 1998, we completed our acquisition of Apogee Information Systems, Inc. ("Apogee"), a consulting firm located in Marlboro, Massachusetts. We purchased all of Apogee's outstanding shares of common stock for approximately $4.0 million. As of December 31, 2000, no further payments are due to the

                          BORLAND SOFTWARE CORPORATION
former stockholders of Apogee. The transaction was accounted for as a purchase. As a result of a purchase price allocation, the excess of the purchase price over net assets acquired of $1.5 million was amortized on a straight-line basis over a period of approximately two years.

Visigenic Software, Inc.

   On February 27, 1998, we issued approximately 12,118,060 shares of our common stock in exchange for all of the outstanding common stock of Visigenic Software, Inc. ("Visigenic"). We also reserved approximately 2,527,284 shares for issuance in connection with Visigenic's outstanding employee stock options. The merger was accounted for as a pooling-of-interests and, accordingly, our consolidated financial statements have been restated for all periods prior to the merger to include the operations of Visigenic.

NOTE 6. RESTRUCTURING AND MERGER-RELATED CHARGES

   During the year ended December 31, 2000, Borland incurred approximately $3.6 million in costs associated with a proposed merger with Corel Corporation which was terminated in May 2000.

   During the year ended December 31, 2000, Borland recorded restructuring costs of approximately $1.6 million. This restructuring was for severance for approximately 30 employees.

   During December 1999, we recorded a restructuring charge of $34.8 million. The restructuring charge consists primarily of a loss on sale of our Scotts Valley, California headquarters facility of $29.7 million, a $3.1 million charge for discontinuation of our European information system implementation and other miscellaneous restructuring related costs of $3.1 million. In addition, we recorded a charge of $3.0 million for severance costs associated with organizational changes implemented during the fourth quarter of 1999. Employee terminations represented approximately 5% of the total employee workforce as of December 31, 1999. These charges were offset, in part, by the reversal of restructuring charges totaling $4.1 million, that were taken in both the first quarter of 1999 and 1998, which will not be utilized. During the quarter ended December 31, 2000, we reversed approximately $1.7 million in restructuring reserves established in prior periods that were determined to be unnecessary.

   In January 1999, we announced the restructuring of our corporate operations. A restructuring charge of $7.0 million was recorded during the quarter ended March 31, 1999 of which $6.7 million related to severance costs associated with the elimination of duplicate workforce and $0.3 million related to the termination of certain lease agreements.

   In connection with the acquisition of Visigenic, we implemented a worldwide realignment of our corporate structure. In the quarter ended March 31, 1998, we recorded a $19.3 million restructuring and merger-related charge of which $9.9 million related to severance costs associated with the elimination of a duplicate workforce, $3.2 million to terminate certain lease agreements and the write-off of certain fixed assets and $2.5 million for other costs associated with the restructuring. Additionally, we charged to income approximately $3.7 million in expenses associated with the merger. As part of the restructuring, in the quarter ended March 31, 1998, we recorded a restructuring charge of approximately $3.4 million for severance costs associated with the anticipated closure of certain operations. As of December 31, 1998, we did not anticipate any further severance costs associated with these operations. Accordingly, we reversed the charge during the quarter ended December 31, 1998.

   On March 17, 2000, we completed the sale of our corporate headquarters facility at 100 Enterprise Way, Scotts Valley, California, to Enterprise Way Associates, LLC, assignee of the ScanlanKemperBard Companies. We received approximately $44.1 million in consideration for the facility. Consideration in the transaction was

                          BORLAND SOFTWARE CORPORATION
net of $2.5 million held in escrow to cover potential costs to improve the building and $0.4 million in other disposal costs. We recorded a write-down of the corporate facility of $29.7 million during the quarter ended December 31, 1999. In conjunction with the sale of the facility, we entered into a long-term lease arrangement to use approximately 44% of the building for corporate purposes. On September 30, 2000, we entered into an amendment to our lease with ScanlanKemperBard Companies which decreased the space leased by us to approximately 41% of the facility.

   The following table summarizes our restructuring activity for the years ended December 31, 2000, 1999 and 1998 (amounts in thousands):

                         Severance and Other Asset
                           Benefits      Charges   Facilities  Other    Total
                         ------------- ----------- ---------- -------  -------
Accrual as of December
 31, 1997...............    $    71      $   --      $ 572    $   635  $ 1,278
1998 restructuring......      9,863        2,900       336      2,482   15,581
Cash paid during 1998...     (4,275)         --        --      (2,719)  (6,994)
Non-cash costs..........        --        (2,748)     (195)       --    (2,943)
Reversal of previous
 restructure............     (3,356)         --        --        (292)  (3,648)
                            -------      -------     -----    -------  -------
Accrual at December 31,
 1998...................    $ 2,303      $   152     $ 713    $   106  $ 3,274
1999 restructuring......      9,682        4,727       641      1,169   16,219
Cash paid during 1999...     (5,060)         --       (357)      (234)  (5,651)
Reversal of previous
 restructure............     (3,922)        (115)      --         163   (3,874)
                            -------      -------     -----    -------  -------
Accrual at December 31,
 1999...................    $ 3,003      $ 4,764     $ 997    $ 1,204  $ 9,968
2000 restructuring......      1,546          --        --         --     1,546
Cash paid during 2000...     (2,346)        (181)     (370)      (189)  (3,086)
Non-cash costs..........        --        (4,139)      --        (459)  (4,598)
Reversal of previous
 restructure............     (1,151)        (444)       (7)       (56)  (1,658)
                            -------      -------     -----    -------  -------
Accrual at December 31,
 2000...................    $ 1,052      $   --      $ 620    $   500  $ 2,172
                            =======      =======     =====    =======  =======

NOTE 7. LONG-TERM DEBT

   Long-term debt at December 31, 2000 represents outstanding mortgage notes. The 10.75% mortgage notes are repayable in equal monthly installments over a thirty-year term ending in 2018. Certain land, buildings and improvements are pledged as collateral under the terms of the notes. The obligation may be prepaid in full at any time subject to a prepayment penalty of 8% of the remaining principal balance in the first loan year beginning October 1, 1988, and declining each loan year thereafter by 1/2 of 1% until the fifteenth loan year, at which time and thereafter the prepayment penalty is 1% of the remaining principal balance. The prepayment penalty is currently (until September 30, 2001) 2%.

                          BORLAND SOFTWARE CORPORATION

   Minimum annual principal repayments of these notes at December 31, 2000 are as follows, amounts in thousands:

      Calendar year:
      --------------
      2001..............................................................    180
      2002..............................................................    200
      2003..............................................................    222
      2004..............................................................    247
      2005..............................................................    275
      Thereafter........................................................  7,820
                                                                         ------
                                                                          8,944
      Less current portion..............................................   (180)
                                                                         ------
      Long-term portion................................................. $8,764
                                                                         ======

   Interest expense for this obligation was approximately $1.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. Based upon our current incremental borrowing rate, the fair value of this obligation at December 31, 2000 was $10.0 million.

NOTE 8. INCOME TAXES

   Income (loss) before income taxes consisted of the following (in thousands):

                                                     Year Ended December 31,
                                                     -------------------------
                                                       2000    1999     1998
                                                     -------- -------  -------
     U.S............................................ $ 14,036 $24,824  $(2,366)
     Non U.S........................................   11,672   6,526    6,332
                                                     -------- -------  -------
                                                     $ 25,708 $31,350  $ 3,966
                                                     ======== =======  =======

   The provision (benefit) for income taxes consisted of the following (in thousands):

                                                     Year Ended December 31,
                                                     -------------------------
                                                       2000    1999     1998
                                                     -------- -------  -------
   Current:
     Federal........................................      --  $ 2,113  $(3,800)
     State..........................................      --    2,535     (981)
     Non U.S........................................    4,800   4,476      198
                                                     -------- -------  -------
                                                     $  4,800   9,124   (4,583)
                                                     -------- -------  -------
   Deferred:
     Federal........................................      --      --       --
     State..........................................      --      --       --
     Non U.S........................................      182    (458)     203
                                                     -------- -------  -------
                                                          182    (458)     203
                                                     -------- -------  -------
   Income tax provision (benefit)................... $  4,982 $ 8,666  $(4,380)
                                                     ======== =======  =======

                          BORLAND SOFTWARE CORPORATION

   The following is a reconciliation of the difference between the actual provision (benefit) for income taxes and the provision computed by applying the federal statutory rate on income (loss) before income taxes (in thousands):

                                                    Year Ended December 31,
                                                    -------------------------
                                                     2000     1999     1998
                                                    -------  -------  -------
     Tax provision (benefit) computed at U.S.
      statutory rate............................... $ 8,998  $10,973  $ 1,388
     State taxes...................................     --     2,535      --
     Limitation (benefit) on utilization of U.S.
      losses.......................................  (4,913)  (6,575)     828
     Non-U.S. withholding taxes....................   1,180    1,252    1,415
     Subsidiaries' results subject to tax rates
      other than U.S. statutory rates..............     833      481     (55)
     Limitation (benefit) on utilization of non-
      U.S. losses..................................  (1,116)     --       --
     Resolution of certain prior years' U.S. tax
      exposures....................................     --       --    (4,781)
     Resolution of certain prior years' non-U.S.
      tax exposures................................     --       --    (3,175)
                                                    -------  -------  -------
     Income tax provision (benefit)................ $ 4,982  $ 8,666  $(4,380)
                                                    =======  =======  =======

   Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are comprised of the following (in thousands):

                                                      Year Ended December 31,
                                                      ------------------------
                                                         2000         1999
                                                      -----------  -----------
     Accrued expenses...............................  $     1,265  $     4,309
     Accounts receivable reserves...................          145        1,897
     Inventory valuation............................          296          310
     Depreciation, amortization and other...........          --         2,527
     U.S. federal and state loss and credit
      carryforwards.................................      107,400       96,900
     Non-U.S. loss carryforwards....................        6,222        7,204
                                                      -----------  -----------
     Gross deferred tax assets......................      115,328      113,147
     Deferred tax assets valuation allowance........     (114,822)    (112,452)
                                                      -----------  -----------
     Deferred tax assets, net.......................  $       506  $       695
                                                      ===========  ===========

   At December 31, 2000 and 1999, we had reserved a substantial portion of our deferred tax assets. We believe sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a valuation allowance has been provided.

   For U.S. federal income tax purposes, we have net operating loss carryforwards of approximately $233 million at December 31, 2000. There are also available U.S. federal tax credit carryforwards of approximately $23 million. These loss and credit carryforwards expire between 2001 and 2014, if not utilized. We also have Alternative Minimum Tax (AMT) credit carryforwards for U.S. federal income tax purposes of approximately $2 million, which do not expire. Utilization of federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization. We also have approximately $18 million of net operating loss carryforwards in various foreign jurisdictions. Certain of these loss carryforwards will begin to expire beginning in 2001, if not utilized.

                          BORLAND SOFTWARE CORPORATION

   Deferred tax assets and related valuation allowances of approximately $38 million relate to certain U.S. operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

   During the tax year ended December 31, 1998 we recorded an income tax benefit of approximately $4.8 million resulting from a settlement reached with the U.S. Internal Revenue Service (IRS). This settlement resolved differences concerning certain disputed deductions related to the tax years ending 1984-1992. In addition, we recorded an income tax benefit of approximately $3.2 million related to the resolution of certain non-U.S. tax issues which were previously provided for. Excluding the tax benefits of $4.8 million and $3.2 million, we would have incurred an income tax expense of approximately $3.6 million in 1998.

   Applicable U.S. income and non-U.S. withholding taxes have not been provided on undistributed earnings of approximately $22.3 million of our foreign subsidiaries as such earnings are considered to be permanently invested in foreign operations.

NOTE 9. LEASES

   We lease certain of our office and operating facilities and certain furniture and equipment under various operating leases. Lease terms range from one to seventeen years.

   Minimum annual lease commitments and minimum future sublease income at December 31, 2000 are as follows, amounts in thousands:

                                                              Operating Sublease
   Calendar year:                                              Leases    Income
   --------------                                             --------- --------
   2001......................................................  $ 7,831   $1,207
   2002......................................................    7,238      405
   2003......................................................    6,700      --
   2004......................................................    6,075      --
   2005......................................................    5,531      --
   Thereafter................................................   26,140      --
                                                               -------   ------
                                                               $59,515   $1,612
                                                               =======   ======

   Rent expense for all operating leases was approximately $6.9 million, $4.2 million and $3.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. Minimum sublease income was approximately $1.2 million, $3.0 million and $2.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 10. SERIES B MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

   In prior years, we issued 770 shares of Series B mandatorily redeemable convertible preferred stock ("Series B Shares") for $38.5 million. For each Series B Share, we also issued to the purchaser a warrant to purchase 400 shares of our common stock at a per share price equal to 125% of the closing price of the common stock on the issuance date. We recorded a charge of approximately $0.4 million to income available to common stockholders for the value of the warrants during the year ended December 31, 1998. In December 1998, we redeemed 32 Series B Shares for total consideration of approximately $1.95 million.

                          BORLAND SOFTWARE CORPORATION

   During the year ended December 31, 1999, all remaining outstanding shares of Series B Mandatorily Redeemable Convertible Preferred Stock were converted into approximately 10,831,000 shares of common stock at an average conversion rate of $3.41 per share.

NOTE 11. SERIES C CONVERTIBLE PREFERRED STOCK

   In 1999, we sold an aggregate of 625 shares of Series C Convertible Preferred Stock ("Series C Stock") to Microsoft Corporation for $25 million. The Series C Stock has no voting rights, until such stock is converted to common stock. The holders of shares of Series C Stock are not entitled to receive any dividends except as and when declared by the Board of Directors. Such dividends would be non-cumulative. In the event of liquidation and to the extent assets are available, the holder of shares of Series C Stock are entitled to receive the same consideration as if the shares of Series C Stock had been converted into common stock immediately prior to such an event.

   Each share of Series C Stock is convertible, at the option of the holder, on June 10, 2001, into fully paid and non-assessable shares of our common stock based upon a fixed conversion ratio. In the event of a reorganization, reclassification or other change (other than a stock dividend, stock split or reverse stock split), each share of Series C Stock would be convertible, at the option of the holder, into the kind and amount of shares of stock and other securities and property receivable upon such events. Upon transfer by the holder to an unaffiliated third party, each share of Series C Stock would automatically convert into fully-paid and non-assessable shares of our common stock based upon a fixed conversion ratio. In the event of a merger, consolidation, tender offer, agreement to sell, or sale of all or substantially all of our assets, each share of Series C Stock would automatically convert into the right to receive the same consideration as if the Series C Stock had been converted into common stock immediately prior to such events. In the event of liquidation, dissolution or winding up of Borland, the holders of shares of Series C Stock would receive the same consideration as if the Series C Stock had been converted into common stock immediately prior to such event. The conversion ratio is subject to certain adjustments in the event of a stock split and other capital reorganizations. At December 31, 2000, the 625 shares of Series C Stock were convertible into 6,720,430 shares of common stock. We recorded a charge of approximately $0.9 million and $0.5 million to the income available to common stockholders during the years ended December 31, 2000 and 1999, respectively.

NOTE 12. COMMON SHARES RESERVED FOR FUTURE ISSUANCE

   Shares of common stock reserved for future issuance at December 31, 2000 are as follows:

   Employee Stock Purchase Plans.....................................    898,305
   Stock Option Plans................................................ 14,217,254
   Convertible Preferred Stock.......................................  6,720,430
   Warrants..........................................................  1,265,000
                                                                      ----------
     Total........................................................... 23,100,989
                                                                      ==========

NOTE 13. STOCK REPURCHASE PROGRAM

   In 1998, our Board of Directors authorized us to repurchase up to 10% of our outstanding shares of common stock on a fully diluted basis, or approximately 5,900,000 shares. In 1998, we repurchased approximately 3.5 million shares at an average price of $5.87 per share. In 1999, we repurchased approximately 1 million shares at an average price of $4.87 per share. The aforementioned authorization is deemed to be of no further force and effect. Accordingly, we did not repurchase any of our shares of common stock during the year ended December 31, 2000.

                          BORLAND SOFTWARE CORPORATION

NOTE 14. EMPLOYEE BENEFIT PLANS

Stock Option Plans

   As of December 31, 2000, we have various stock-based compensation plans. Generally, our employee stock option plans allow for the grant of both incentive stock options and non-qualified stock options. Certain options have been granted that vest daily or monthly over a specified vesting period from the date of grant. For most grantees, options expire at the earlier of either three months after termination of the grantee's employment or ten years after the date of grant.

   We also grant options to non-employee directors. Upon first joining the Board, each non-employee director is granted options to acquire 30,000 shares of our common stock. All such shares vest one year from the date of grant. On the date of each subsequent annual meeting of stockholders, each non-employee director remaining in office is granted options to acquire 7,500 shares of our common stock. These annual options become exercisable on the day before the first annual meeting of stockholders following the date of the grant. Non-employee director options generally remain exercisable for a period of six months following a director's termination of service, and, in any event, expire ten years after the date of the grant.

   On July 25, 2000, our stockholders approved an amendment to our 1997 Stock Option Plan to increase, by 2.0 million, the number of shares of our common stock reserved for issuance thereunder. On July 25, 2000, our stockholders also approved an amendment to our 1999 Employee Stock Purchase Plan to increase by
0.5 million the number of shares of our common stock reserved for issuance thereunder.

   In August 1998, substantially all outstanding options with a share price in excess of $6.50 were amended to an exercise price of $6.50 per share, the fair market value as of the date of the repricing. A total of 6,452,541 options were amended.

   At December 31, 2000, approximately 2,103,160 shares were available for future grant under our various stock option plans. All options granted under the plans for the years ended December 31, 2000, 1999 and 1998 were priced at the market value on the date of grant.

   The following table summarizes our stock option activity and related weighted average exercise prices within each category for the years ended December 31, 2000, 1999 and 1998 relating to our stock option plans. Amounts are in thousands, except share price:

                                            Year Ended December 31,
                                     -----------------------------------------
                                         2000          1999          1998
                                     ------------- ------------- -------------
                                     Shares  Price Shares  Price Shares  Price
                                     ------  ----- ------  ----- ------  -----
Options outstanding at beginning of
 period.............................  7,650  $6.08 12,857  $6.43  9,348  $8.12
Stock options:
  Granted...........................  8,448  $8.30  4,623  $4.52 13,134  $7.02
  Exercised.........................   (753) $5.98 (2,252) $6.16   (559) $4.52
  Canceled.......................... (3,231) $7.67 (7,578) $6.42 (9,066) $9.10
                                     ------  ----- ------  ----- ------  -----
Options outstanding at end of
 period............................. 12,114  $7.21  7,650  $6.08 12,857  $6.43
                                     ======  ===== ======  ===== ======  =====
Exercisable.........................  3,778         3,633         6,952

   The fair value of each option grant, as defined by SFAS 123, is estimated on the date of grant using the Black-Scholes pricing model. The Black-Scholes pricing model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require highly

                          BORLAND SOFTWARE CORPORATION
subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

                                                      Year Ended December 31,
                                                   -----------------------------
                                                     2000      1999      1998
                                                   --------- --------- ---------
   Expected life.................................. 2.5 years 2.3 years 2.3 years
   Risk-free interest rate........................   4.65%     6.39%     4.64%
   Volatility.....................................   93.0%     88.0%     66.7%
   Dividend yield.................................   0.00%     0.00%     0.00%

   The weighted-average fair value of the stock options granted under the Employee Stock Option Plans during the years ended December 31, 2000, 1999 and 1998, as defined by SFAS 123, was $6.00, $3.01 and $3.88, respectively.

   The following table summarizes information about stock options outstanding at December 31, 2000:

                                          Options Outstanding    Options Exercisable
                                         --------------------- ------------------------
                              Number      Weighted-  Weighted-     Number     Weighted-
                          Outstanding at   Average    Average  Exercisable at  Average
                           December 31,  Contractual Exercise   December 31,  Exercise
Range of Exercise Prices       2000         Life       Price        2000        Price
------------------------  -------------- ----------- --------- -------------- ---------
                            (in years)
$0.49-$4.72.............     2,280,784      8.41      $ 3.91     1,347,115     $ 3.74
$4.88-$5.53.............     2,321,212      9.68        5.42       123,991       5.14
$5.56-$5.84.............     2,957,575      9.41        5.72       121,941       5.56
$5.88-$6.50.............     2,308,257      6.88        6.35     1,507,913       6.43
$6.56-$16.25............     2,084,830      8.66       14.48       515,620      13.64
$17.88-$49.00...........       161,436      2.17       25.36       161,436      25.36
                            ----------                           ---------
$0.49-$49.00............    12,114,094      8.56      $ 7.21     3,778,016     $ 7.19
                            ==========                           =========

InterBase Stock Option Plan

   In October 1998, the Board of Directors of our wholly owned subsidiary, InterBase Software Corporation ("InterBase"), established the InterBase Software Corporation 1998 Stock Option Plan ("InterBase Option Plan"). During 1999, we merged InterBase into Borland and, in connection therewith, we repurchased all options outstanding under the InterBase Option Plan at a total cost of $5.1 million.

Employee Stock Purchase Plans

   We have two Employee Stock Purchase Plans (each an "ESPP"). These plans allow our eligible employees, and the eligible employees of our subsidiaries, to purchase shares of our common stock through payroll deductions. Purchases are limited to 15% of the employee's compensation, subject to a maximum annual employee contribution limited to a $25,000 market value but limited to no more than 2,500 shares of our common stock. The ESPP shares may be purchased by participants at 85% of the lower of the fair market value of the common stock at the beginning of the offering period and the fair market value on the purchase date. Of the 2,650,000 shares of common stock that have been reserved for issuance under the two plans, 1,751,695 shares were issued through December 31, 2000. Sales under the two plans during the years ended December 31, 2000, 1999 and 1998 were 284,145, 309,434 and 298,364 shares of common stock at an average price of $4.49, $3.85 and $5.63 per share, respectively.

                          BORLAND SOFTWARE CORPORATION

   Compensation cost (included in pro forma net income and net income per share amounts) is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following weighted average assumptions for the years ended December 31, 2000, 1999 and 1998, respectively: an expected life of one year; expected volatility of 93%, 88% and 67%, risk-free interest rates of 4.65%, 6.39% and 4.64%; and dividend yields of 0%. The weighted average fair value of those purchase rights granted during the years ended December 31, 2000, 1999 and 1998, as defined by SFAS 123, was $2.73, $4.33 and $2.24, respectively.

Pro Forma Net Income and Net Income Per Share

   Had we recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under our stock option and stock purchase plans, our pro forma net income and earnings per share for the years ended December 31, 2000, 1999 and 1998 would have been as follows (amounts in thousands, expect per share data):

                                                       Year Ended December 31,
                                                       ------------------------
                                                        2000    1999     1998
                                                       ------- ------- --------
Net income:
  As reported......................................... $20,726 $22,684 $  8,346
  Pro Forma........................................... $ 3,435 $12,624 $(12,982)
Net income per share:
  As reported basic................................... $  0.32 $  0.40 $   0.16
  As reported diluted................................. $  0.30 $  0.35 $   0.14
  Pro Forma basic..................................... $  0.04 $  0.22 $  (0.26)
  Pro Forma diluted................................... $  0.04 $  0.20 $  (0.26)

   The pro forma amounts include compensation expenses related to stock option grants and stock purchase rights for the years ended December 31, 2000, 1999 and 1998. In future years, the annual compensation expense will increase relative to the fair value of stock options and stock purchase rights granted in those future years.

NOTE 15. STOCKHOLDER RIGHTS AGREEMENT

   In December 1991, we adopted a Stockholder Rights Agreement to protect the stockholders in the event that a third party proposes an unsolicited takeover of Borland that has not been recommended or approved by the Board of Directors. Under the Stockholder Rights Agreement, each share of our outstanding common stock carries one preferred share purchase right ("Right"). Each Right entitles the holder, under certain circumstances, to purchase common stock at a 50% discount from our then current market price. The Rights are redeemable at a nominal price and expire in December 2001.

NOTE 16. LITIGATION

   We are involved in various legal actions arising in the normal course of our business. We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results or our financial position.

NOTE 17. ENTERPRISE-WIDE DISCLOSURES

   We have various wholly owned subsidiaries, which develop, market and/or distribute our products in other countries. In certain international markets not covered by our non-U.S. subsidiaries, we generally sell through

                          BORLAND SOFTWARE CORPORATION
independent distributors. Our reportable segments were identified based upon our internal reporting structure. Each reportable segment is responsible for marketing and selling all our products and services within their predetermined geographical region. Intercompany transactions are recorded at either cost or applicable transfer price, as appropriate. Intercompany transactions and balances are eliminated upon consolidation. Summary financial information from our reportable segments follows (amounts in thousands):

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   2000      1999       1998
                                                 --------  ---------  --------
Net revenues from unaffiliated customers:
  U.S. operations (including exports)........... $ 86,620  $  76,780  $ 95,712
  European operations...........................   61,353     60,500    63,654
  Japan operations..............................   20,943     19,927    16,924
  Other international operations................   22,151     17,599    12,822
                                                 --------  ---------  --------
Net revenues.................................... $191,067  $ 174,806  $189,112
                                                 ========  =========  ========
  Enterprise.................................... $ 45,322  $  36,252  $ 47,741
  Development tools and other...................  118,408    114,298   118,473
  Service revenue...............................   27,337     24,256    22,898
                                                 --------  ---------  --------
Net revenue..................................... $191,067  $ 174,806  $189,112
                                                 ========  =========  ========
Intercompany revenues U.S.......................    9,658      8,858  $  8,527
Eliminations....................................   (9,658)    (8,858)   (8,527)
                                                 --------  ---------  --------
Reported intercompany revenue................... $    --   $     --   $    --
                                                 ========  =========  ========
Depreciation and amortization expense:
  U.S. operations............................... $  7,392  $  13,060  $  8,013
  European operations...........................      576        681       671
  Japan operations..............................      408        431       384
  Other international operations................    1,181      1,159       236
                                                 --------  ---------  --------
Depreciation and amortization expense........... $  9,557  $  15,331  $  9,304
                                                 --------  ---------  --------
Operating results:
  U.S. operations............................... $(28,504) $(117,026) $(50,452)
  European operations...........................   28,495     25,360    26,757
  Japan operations..............................    8,301      6,572     3,471
  Other international operations................    4,140      2,210     2,298
                                                 --------  ---------  --------
Operating income (loss)......................... $ 12,432  $ (82,884) $(17,926)
                                                 ========  =========  ========
Long-lived assets:
  U.S. operations............................... $ 24,620  $  71,202  $109,096
  European operations...........................    1,088      1,607     1,427
  Japan operations..............................    4,377      5,135     4,643
  Other international operations................    1,829      1,937       369
                                                 --------  ---------  --------
Long-lived assets............................... $ 31,914  $  79,881  $115,535
                                                 ========  =========  ========
Identifiable assets:
  U.S. operations............................... $ 47,716  $  86,525  $141,996
  European operations...........................   13,741     12,617    13,937
  Japan operations..............................    7,441      8,374     8,513
  Other international operations................    9,446      7,807     4,981
                                                 --------  ---------  --------
Identifiable assets.............................   78,344  $ 115,323  $169,427
  General corporate assets (cash, cash
   equivalents and short-term investments)......  262,559    197,693    84,361
                                                 --------  ---------  --------
Total assets.................................... $340,903  $ 313,016  $253,788
                                                 ========  =========  ========

   Other international operations include activities of subsidiaries in Australia, Brazil, Canada, Hong Kong, Singapore and Taiwan.

                          BORLAND SOFTWARE CORPORATION

   Revenues, operating results and identifiable assets are classified by location of our facilities rather than by customer location. Revenues related to product transfers between geographic areas were not significant. Export revenues from the U.S. represented $1.7 million, $2.8 million and $7.3 million during the years ended December 31, 2000, 1999 and 1998, respectively.

   For the years ended December 31, 2000, 1999 and 1998, sales to one customer, Ingram Micro Inc. and its subsidiaries, distributors of our products, accounted for approximately 12%, 11% and 10% of our net revenues, respectively.

                                  SCHEDULE II

                          BORLAND SOFTWARE CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
              For the Years ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                   Charged
                                         Balance      to                Balance
                                           at     Statements Deductions at End
                                        Beginning     of        From      of
                                        of Period Operations  Reserves  Period
                                        --------- ---------- ---------- -------
December 31, 2000:
  Allowance for sales returns and
   rebates.............................  $11,486   $12,466    $13,615   $10,337
December 31, 1999:
  Allowance for sales returns and
   rebates.............................  $ 5,030   $23,278    $16,822   $11,486
December 31, 1998:
  Allowance for sales returns and
   rebates.............................  $ 7,463   $23,035    $25,468   $ 5,030
December 31, 2000:
  Allowance for doubtful accounts......  $ 2,971   $   739    $   378   $ 3,332
December 31, 1999:
  Allowance for doubtful accounts......  $ 3,263   $   842    $ 1,134   $ 2,971
December 31, 1998:
  Allowance for doubtful accounts......  $ 4,533   $  (422)   $   848   $ 3,263