Form 10-Q
period 2001-03-31
BORLAND SOFTWARE CORP
filed 2001-05-04
CIK 853273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

0-16096
(Commission File Number)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

        The number of shares of common stock issued and outstanding as of May 1, 2001, the most recent practicable date prior to the filing of this report, was 62,251,588.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 248,414	$ 216,634
Short-term investments	15,694	45,925
Accounts receivable, net	33,186	33,495
Other current assets	13,219	12,935

Total current assets	310,513	308,989

Property and equipment, net	20,777	20,438
Other non-current assets	10,657	11,476

	$ 341,947	$ 340,903

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 41,132	$ 45,753
Income taxes payable	5,824	5,337
Deferred revenue	18,773	18,765
Other	8,500	9,053

Total current liabilities	74,229	78,908

Long-term debt and other	18,463	19,315

	92,692	98,223

Stockholders' equity:
Preferred stock: $.01 par value; 1,000,000 shares authorized;
625 shares issued and outstanding	—	—
Common stock: $.01 par value; 100,000,000 shares authorized;
62,233,066 and 61,966,879 shares issued and outstanding	622	620
Additional paid-in capital	474,621	472,902
Accumulated deficit	(204,087)	(209,721)
Deferred compensation	(1,428)	(1,527)
Cumulative comprehensive income	4,732	5,611

	274,460	267,885
Less common stock in treasury, at cost
— 4,473,800 shares	(25,205)	(25,205)

	249,255	242,680

	$ 341,947	$ 340,903

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts, Unaudited)

	Three Months Ended March 31,
	2001	2000
Licenses and other revenues	$ 42,407	$ 39,774
Service revenues	9,289	6,726

Net revenues	51,696	46,500

Cost of licenses and other revenues	2,981	4,063
Cost of service revenues	5,031	4,936

Cost of revenues	8,012	8,999

Gross profit	43,684	37,501

Research and development	11,278	11,053
Sales, general and administrative	28,538	27,221
Restructuring and merger-related charges	—	1,542

Total operating expenses	39,816	39,816

Operating income (loss)	3,868	(2,315)
Interest income, net and other	3,448	2,215

Income (loss) before income taxes	7,316	(100)
Income tax provision	1,463	1,046

Net income (loss)	$ 5,853	$ (1,146)

Net income (loss) per share:

Basic	$ 0.09	$ (0.02)

Diluted	$ 0.08	$ (0.02)

Weighted average number of common shares outstanding:

Basic	61,863	61,080

Diluted	71,890	61,080

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Unaudited)

	Three Months Ended March 31,
	2001	2000
Net income (loss)	$ 5,853	$(1,146)

Other comprehensive income (loss):
Foreign currency translation adjustments	(879)	(132)
Fair market value adjustment for available for sale securities	24	—

Comprehensive income (loss)	$ 4,998	$(1,278)

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 5,853	$ (1,146)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,053	3,066
Loss on sale of property and equipment	8	500
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	(637)	(2,134)
Other assets	147	278
Accounts payable and accrued expenses	(4,075)	1,608
Income taxes payable	487	(2,964)
Other	(787)	2,093

Cash provided by operating activities	3,049	1,301

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,989)	(377)
Proceeds from sale of property	—	39,651
Net change in short-term investments	30,231	(29)
Net change in long-term investments	—	(2,500)

Cash provided by investing activities	28,242	36,745

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	1,502	3,887
Repayment of capital lease obligations and other debt activity	(48)	(43)

Cash provided by financing activities	1,454	3,844

Effect of exchange rate changes on cash	(965)	51

Net change in cash and cash equivalents	31,780	41,941
Cash and cash equivalents at beginning of period	216,634	192,013

Cash and cash equivalents at end of period	$ 248,414	$ 233,954

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1—BASIS OF PRESENTATION

        The accompanying Borland Software Corporation (“Borland”) condensed consolidated financial statements at March 31, 2001 and for the three months ended March 31, 2001 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by generally accepted accounting principles for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Borland’s financial position at March 31, 2001, and its results of operations and cash flows for the three months ended March 31, 2001. The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and notes should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2001.

NOTE 2—NET INCOME PER SHARE

        We compute net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share.” Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, which consist of incremental shares issuable upon exercise of stock options and warrants and upon conversion of the issued and outstanding shares of Series C Convertible Preferred Stock, are included in diluted net income per share to the extent such shares are dilutive.

        The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2001	2000
Numerator:
Net income (loss) before accretion charges	$ 5,853	$ (1,146)
Accretion charges to preferred stock	219	219

Income (loss) available to common stockholders for basic earnings per share	$ 5,634	$ (1,365)

Denominator:
Denominator for basic income per share - weighted average shares	61,863	61,080
Effect of dilutive securities	10,027	—

Denominator for dilutive income per share	71,890	61,080

Net income (loss) per share - basic	$ 0.09	$ (0.02)

Net income (loss) per share - diluted	$ 0.08	$ (0.02)

NOTE 3—RESTRUCTURING

        The following table summarizes our restructuring activity for the three months ended March 31, 2001 (in thousands):

	Severance and Benefits	Facilities	Other Asset Charges	Other	Total
Accrual at December 31, 2000	$ 1,052	$ 620	$ —	$ 500	$ 2,172
Additions	50	—	—	—	50
Cash payments	—	(37)	—	(138)	(175)
Non-cash costs	—	—	—	(151)	(151)

Accrual at March 31, 2001	$ 1,102	$ 583	$ —	$ 211	$ 1,896

        Subsequent to December 31, 2000, there have not been any significant changes to our estimate of the total costs of prior restructuring activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

A CAUTION ABOUT FORWARD-LOOKING STATEMENTS

        The statements made throughout this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements and, accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements.

        These forward-looking statements may relate to, but are not limited to, future capital expenditures, acquisitions, future revenues, earnings, margins, costs, demand for our products, market and technological trends in the software industry, interest rates and inflation and various economic and business trends. You can identify forward-looking statements by the use of words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue” and similar expressions or the negative or other variations thereof. Such factors are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-Q, in our other filings with the SEC, or in materials incorporated therein by reference. You should consider the following factors with respect to any forward-looking statements made throughout this Form 10-Q:

  adverse general industry trends and the potential effects on us of competition in computer software product and services markets;
  rapid technological changes that can adversely affect the demand for our products;
  changes in political, societal and economic conditions and local regulations of geographic areas where we do business;
  changes in our sales mix;
  customer business conditions;
  our ability to maintain or raise current pricing levels;
  financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the SEC and similar agencies with regulatory oversight;
  the potential loss of key employees;
  our ability to attract and retain qualified personnel;
  general economic factors and capital market conditions;
  changes in tax compliance requirements, including tax rate changes, new tax laws and revised interpretation of tax laws;
  adverse changes, trends and conditions in the financial and capital markets;
  reduction in sales to, or loss of, any significant customers;
  growth rates in the software and professional services markets that we participate in;
  market acceptance of new or enhanced products or services developed, marketed or sold by us;
  the public’s perception of Borland and its products;
  changes in laws and regulations, both domestically and overseas, which are applicable to the Internet and electronic commerce;
  our reliance on value-added reseller ("VARs") and independent software vendors ("ISVs") to market and sell many of our products;
  the lengthy sales cycles applicable to our enterprise software products;
  our dependence, with respect to certain of our business units, on licenses from third parties;
  product returns from retailers exceeding our reserves;

  our ability to successfully integrate acquisitions;
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
  our ability to effectively safeguard our products from software piracy;
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
  the rate of adoption of Linux® as an operating system;
  catastrophic natural disasters;
  foreign currency exchange rate fluctuations;
  unanticipated changes in our operating expenses and capital expenditures; and
  other risks and uncertainties described under the caption "Factors That May Affect Future Results and Market Price of Stock” in this Form 10-Q as well as in our other filings with the SEC and public announcements.

        These factors are difficult to predict. They also involve uncertainties that may materially and adversely affect actual results, and may be beyond our control. New factors may emerge from time to time, and it is not possible for us to predict new factors, nor can we assess the potential effect of any new factors on us.

        Forward-looking statements are found throughout this Form 10-Q. We caution you not to place undue reliance on these forward-looking statements, which unless otherwise indicated, speak only as of the date they were made. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q.

        You are advised to read this Quarterly Report on Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Annual Report on Form 10-K, our other Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports directly from us or from the Securities and Exchange Commission at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reading Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers (including us) at its web site www.sec.gov.

Overview

        We provide our customers with e-business implementation platforms designed to increase developer productivity and reduce time to market for enterprise software projects. E-business implementation platforms consist of software products that allow businesses to develop, deploy and manage e-business applications. We offer products in all three phases of the implementation process: development, deployment and management. For the development phase, Borland offers JBuilder,™ C++Builder,™ Delphi,™ and Kylix.™ Our deployment products include Borland® AppServer,™ InterBase® and VisiBroker®. To manage these systems, Borland offers Borland AppCenter,™ a visual distributed application management solution. We are committed to all major computing platforms as well as the open standards of the Internet. We also provide service and support for software developers worldwide through an online developer community and an e-commerce site, community.borland.com, which offers a range of technical information, value-added services and third-party products.

        We market and distribute products worldwide through our direct sales organization, e-commerce Internet site, independent distributors, dealers, value-added resellers (“VARs”) and independent software vendors (“ISVs”).

Results of Operations

        Revenues

        Our revenues are derived from software licenses, customer support, training and consulting services.

        Licenses and Other Revenues

        Licenses and other revenues represent amounts earned from granting customers licenses to use our software products. Licenses and other revenues totaled $42.4 million for the quarter ended March 31, 2001, an increase of 7% from the same quarter a year ago. As a percentage of total license revenue, revenues from our Java, RAD, Enterprise and other product groups represented 36%, 27%, 30% and 7%, respectively for the quarter ended March 31, 2001. This is compared to 21%, 47%, 23% and 9%, respectively for the quarter ended March 31, 2000. Licenses and other revenues during the three months ended March 31, 2001 were favorably affected by the continued strong demand for JBuilder. Licenses and other revenue from JBuilder grew 78% over the same quarter a year ago. Additionally, licenses and other revenues from Borland’s enterprise products, including VisiBroker, Borland AppServer and Borland AppCenter, increased by 39% over the same quarter a year ago. Licenses and other revenues from our RAD product group, which includes the Borland Delphi, C++ Builder and Kylix product lines, decreased 38% from the same quarter in 2000 due in part to the absence of a new release of C++ Builder during the three months ended March 31, 2001 compared with the release of C++ Builder 5.0 during the same quarter a year ago. In addition, we deferred the next release of our Delphi product to the second quarter of 2001. We deferred the release of new versions of the Delphi and C++ Builder product lines during the quarter ended March 31, 2001 due to our decision to reallocate research and development and marketing resources to support the development and launch of new technologies to target new market opportunities to expand our RAD business. Licenses and other revenues from other products declined 29% from the same quarter a year ago. Other products include, among others, our InterBase, Entera,® and MIDAS™ products.

        Service Revenues

        Service revenues represent amounts earned from customer support, training, consulting and educational services related to our software products. Service revenues increased to $9.3 million for the quarter ended March 31, 2001, compared to $6.7 million for the quarter ended March 31, 2000. This increase is primarily due to increased consulting revenues in Europe and increased technical support revenues in the U.S. The growth in service revenues represents our continued focus on direct sales and marketing of our products to corporate customers. In the future, we expect service revenues to remain dependent upon our ability to grow the number of corporate customers.

        International Revenues

        International revenues represented 56% of our total net revenues for the quarter ended March 31, 2001 compared to 63% for the quarter ended March 31, 2000. We expect that our international operations will continue to provide a significant portion of our total revenues.

        The following table presents our total revenues by geographic area:

	Three Months Ended March 31,
	2001	2000
United States	$22,539	$17,205
Europe	18,204	15,899
Japan	5,456	7,722
Other	5,497	5,674

Net revenues	$51,696	$46,500

Cost of Revenues

        Cost of Licenses and Other Revenues

        Cost of licenses and other revenues consist primarily of production costs, product packaging, and royalties paid to third-party vendors. Cost of licenses and other revenues were $3.0 million and $4.1 million for the quarters ended March 31, 2001 and 2000, respectively. The cost of licenses and other revenues decreased as a percentage of licenses and other revenues during the quarter, as enterprise sales increased as a percentage of overall license revenues. Enterprise revenues typically have a lower direct production cost because a large portion of enterprise revenues are generated from transactions that involve multiple licenses to the same customer. Additionally, Borland experienced a decrease in royalty costs payable to third-party vendors, resulting from a decrease in sales of third-party products.

        Cost of Service Revenues

        Cost of service revenues consist primarily of salaries and benefits, third-party contractor costs, and related expenses incurred in providing customer support, training and education. Cost of service revenues were $5.0 million and $4.9 million for the quarters ended March 31, 2001 and 2000, respectively. Cost of service revenues as a percentage of service revenues decreased from 73% in the quarter ended March 31, 2000 to 54% for the quarter ended March 31, 2001, as a larger portion of our service revenues were generated from profitable technical support contracts.

Operating Expenses

        Research and Development

        Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs and fees and expenses of third-party consultants. Research and development expenses were 22% and 24% of net revenues for each of the quarters ended March 31, 2001 and 2000. Research and development expenses for the quarter ended March 31, 2001 increased to $11.3 million from $11.1 million for the quarter ended March 31, 2000, primarily due to an increase in employee and equipment costs.

        Sales, General and Administrative

        Sales, general and administrative (“SG&A”) expenses consist primarily of salaries, benefits, sales commissions, the cost of product marketing programs, and facility and information system costs. SG&A expenses increased by 5% this quarter compared to the same quarter of last year but decreased as a percentage of revenues to 55% from 59% for the quarters ended March 31, 2001 and 2000, respectively. The increase in total dollars was principally due to increased employee costs due to increased headcount partially offset by the reduction in depreciation costs and building maintenance costs resulting from the sale of our Scotts Valley, California corporate headquarters during the quarter ended March 31, 2000.

Interest Income, Net and Other

        Interest income, net and other increased from $2.2 million during the quarter ended March 31, 2000 to $3.4 million during the quarter ended March 31, 2001. This increase is principally due to the increase in interest income. Interest income increased by $1.0 million during the quarter ended March 31, 2001 over the same quarter a year ago, as the cash, cash equivalents and short-term investment balance has increased by $24.4 million, or 10%, from March 31, 2000 to March 31, 2001. Additionally, the $39.7 million in cash received from the sale of the Scotts Valley, California corporate headquarters was not received until late in the first quarter of 2000.

Income Taxes

        For the quarter ended March 31, 2001, our effective tax rate was 20%. We have significant net operating loss and tax credit carryforwards in the U.S. and a number of non-U.S. jurisdictions in which we conduct business. These loss and credit carryforwards are used to offset our tax liability as allowed by law. In addition, we incur withholding taxes in a number of non-U.S. jurisdictions that are imposed regardless of the profitability of Borland in that jurisdiction. Similar to the 2000 calendar year, we anticipate our tax provision for 2001 to be comprised principally of non-U.S. income taxes and non-U.S. withholding taxes.

Liquidity and Capital Resources

        As of March 31, 2001, total cash, cash equivalents and short-term investments totaled $264.1 million; up from $262.6 million at December 31, 2000, due primarily to the $3.0 million in cash provided from operations during the three months ended March 31, 2001 and the $1.5 million in cash received from the issuance of stock upon the exercise of employee stock options, offset by $2.0 million in cash used for the purchase of property and equipment. Cash provided from operations is net of a one-time, prepaid license fee of $5.7 million paid to Sun Microsystems, Inc. This fee covers a multi-year agreement related to license and support fees for their Java technology. We expect that our current working capital will be sufficient to finance our working capital requirements at least through the next twelve months.

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

Risks Related to New Product Introductions; Rapid Technological and Market Changes

        The market for our products is highly competitive and is characterized by continuous technological advancement, evolving industry standards and changing customer requirements. Our success in generating revenues in the future will depend substantially on our ability to design and market new products and upgrades of our current products for existing and new computer platforms and operating environments.

        We face a number of inherent risks in the current market environment, including, but not limited to, the following:

  we may introduce products later than we expect or later than competitors’ introductions;
  the mere announcement by us of a new product or an upcoming upgrade to an existing product could cause potential customers to defer or cancel purchases of existing products and services;
  competitors may introduce competing products at lower prices;
  products may not meet customers’ expectations regarding features and performance;

  competitors’ products based on new technologies or new industry standards may quickly render an existing product obsolete and unmarketable;
  product upgrades, which enable users to upgrade from earlier versions of our products or our competitors’ products, have lower prices and margins than new products; and/or the acceptance of some of our new products is highly dependent, in part, on the continued adoption of the Internet as a new computing paradigm and the continued adoption of the Linux operating system.

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

We Depend on Key Personnel

        We believe that our future success will depend, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled software engineers and management personnel. Competition for such personnel is intense, particularly in Northern California where our operations are based, due to the strong demand for such personnel by the many technology companies that are based in or have significant operations in Northern California. There can be no assurances that we will be successful in retaining or recruiting such personnel.

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

Unpredictability of Future Revenues: Potential Fluctuations in Quarterly Operating Results and Seasonality

        Our quarterly operating results have varied significantly in the past. We expect that our operating results will continue to vary significantly from time to time. We believe that these variations may result from many factors already described in this Form 10-Q and may include, but may not be limited to, any of the following factors:

  introduction of new products;
  the mix of channels through which we sell our products;
  the overall level of demand for our products and services;
  the size and timing of significant orders and their fulfillment;
  the number, timing and significance of product enhancements and new product announcements by us and our competitors;
  changes in pricing policies by us or our competitors;
  customer order deferrals in anticipation of enhancements or new products offered by us or our competitors;
  deferral of customer orders based on customers' uncertainty about our short-term and long-term prospects;
  product release cycles of existing products;

  product defects and other product quality problems;
  seasonal trends; and
  general domestic and international economic and political conditions.

        An additional risk factor is the lengthening of our sales cycle. We expect that a significant percentage of our future revenues will be from large orders. These large sales typically contain multiple elements, including licenses for development and deployment products, technical support, maintenance, consulting and training services. A significant portion of the revenues from a large order is typically recognized over time. For example, when the contract is signed, the license and deployment fees may be recognized by us as revenue. However, revenues related to further services, such as technical support and consulting services, must be deferred until the services are rendered. The timing of recognition of revenues associated with larger sales may have a material adverse effect on our business, operating results and financial position.

        Furthermore, many customers place orders toward the end of a given quarter. Revenues may also fluctuate based on our customers’ fiscal year budgeting cycles. Therefore, revenues may be difficult to predict. Our costs are based on projected revenues and are relatively fixed in the short term. Therefore, if our revenue levels fall below projections, net income may be significantly reduced, and, accordingly, we may experience a loss.

        As a result of all of these factors, we believe that quarterly revenues and operating results are difficult to forecast and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of trends or our future performance.

Risks in Direct Sales, Lengthy Sales Cycles and Systems Implementation Selling

        Selling enterprise software products directly to our customers entails sales cycles that are substantially more lengthy and more uncertain than those associated with our traditional business of selling desktop software through retail channels. Customers for enterprise products are predominately larger companies, institutions and government entities. These customers generally commit significant time and resources to evaluating enterprise software, and they require us to expend substantial time, effort and money educating them about our software products and solutions. As a result, sales to these types of customers generally require an extensive sales effort throughout the customer’s organization, and they often require final approval by the customer’s Chief Information Officer or other senior level employee. All of these factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made. We have experienced and expect to continue to experience delays and uncertainty in the sales cycle as well as increased expenses for these sales. The timing of sales could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations.

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

        Our distributed object software products, such as VisiBroker, Borland AppCenter and Borland AppServer, are based on several industry standards, including the Common Object Request Broker Architecture or CORBA,® Extended Markup Language or XML, Enterprise JavaBeans™ or EJB,™ and Java™ 2 Enterprise Edition or J2EE.™ These standards guide the development and management of applications created in object oriented programming languages such as C++ and Java. These industry standards have begun to gain widespread acceptance and they compete with proprietary solutions such as ActiveX® and DCOM and the emerging .Net™ initiative, all of which are marketed by Microsoft Corporation. CORBA-based implementations have been tried and tested in extremely demanding application environments, and are generally deemed suitable for enterprise class applications. EJB and J2EE implementations are earlier in the maturity cycle and are only sparingly and partially used in enterprise class processing environments. The rate of adoption of these latter standards will affect our business results and success.

        We are investing time and resources in developing products, such as Kylix, which was released and began shipping in the first quarter of 2001, for the Linux operating system. Linux is a new operating system that has yet to be adopted on a widespread basis. At this time, there are relatively few commercially viable products that operate on the Linux operating system. If Linux is not adopted, or is adopted more slowly than we anticipate, our investments in Linux compatible products may not generate the anticipated return, and as a result there could be a material and adverse effect on our business.

        As a newcomer to these markets, we face a number of risks including:

  the new and evolving nature of the markets themselves;
  our need to make choices regarding the operating systems, database management systems and server software on which to focus;
  the ongoing transition and investment of our resources for these markets;
  our limited experience in these markets; and
  the presence of several very large and well-established companies, as well as a number of smaller successful companies, that are already competing in some of these markets.

        There can be no assurance that we will be successful in these new markets.

Risks Related to the Use of Java

        Some of our products are based on Java, an object-oriented software programming language and distributed computing platform developed by Sun Microsystems, Inc. Java is a relatively new language and was developed primarily for the Internet and corporate Intranet applications. It is still too early to determine whether Java will achieve greater acceptance as a programming language and platform for enterprise applications. Alternatives to Java include Microsoft Corporation’s C# language and .Net computing platform. If Java does not continue to be widely adopted, or is adopted more slowly than anticipated, our business will suffer.

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

        Our e-business implementation platforms compete with products offered by a number of companies, including, but not limited to, BEA Systems, Inc., International Business Machines Corporation, Microsoft Corporation, Oracle Corporation, Sun Microsystems, Inc. and Webgain, Inc. With respect to our Borland AppServer product, we compete primarily with BEA Systems, Inc. and International Business Machines Corporation. With respect to our VisiBroker product, we compete primarily with Iona Technologies PLC.

        In addition, we compete with, and in some cases are dependent upon, operating systems vendors such as Apple Computer, Inc., Hewlett-Packard Company, International Business Machines Corporation, Microsoft Corporation, Red Hat, Inc. and Sun Microsystems, Inc. To the extent that we are unable to obtain information regarding existing and future operating systems from the developers of such systems, the release of our products for such systems may be delayed or may not be competitive. For example, Microsoft Corporation, a significant competitor, is the developer of the Windows® operating environment. Microsoft Corporation has also introduced a product that includes certain basic application server functionality. The bundling of competing functionality in versions of Windows products requires us to compete with Microsoft Corporation in the Windows marketplace where Microsoft Corporation has certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, greater name recognition, substantial installed base and the integration of its middleware functionality with Windows. We need to differentiate our products from Microsoft Corporation’s, based on scalability, functionality, interoperability with non-Microsoft Corporation platforms, performance and reliability as well as to establish that our products provide more effective solutions to customers’ needs. There can be no assurance that we will be able to differentiate our products successfully from those offered by Microsoft Corporation, or that Microsoft Corporation’s entry into the middleware market will not harm this portion of our business.

        Some of our competitors have substantially greater financial, management, marketing and technical resources than we have. Many of our competitors have well-established relationships with our current and potential customers. They also have extensive knowledge of the market, and extensive development, sales and marketing resources, and they are capable of offering single vendor solutions. In particular, operating system vendors such as those mentioned above may offer similar products bundled with their own operating systems. For example, Microsoft Corporation has introduced DCOM for Microsoft Corporation operating systems. In addition, in the past, some of our competitors have utilized their greater resources to provide substantial signing bonuses and other inducements to lure away key personnel from us.

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

        It is possible that current and new competitors may form alliances to gain significant market share. Some of our competitors have offered to license software for free to gain competitive advantage. For example, Sun Microsystems, Inc. offers NetBeans™ at no charge and Object Oriented Concepts, Inc. (a recent acquisition by Iona Technologies PLC) offers ORBacus in an open source version. This kind of competition could materially adversely affect our ability to sell additional licenses and maintenance and support renewals on profitable terms. Competitive pressures could require us to reduce the price of our products and related services. We are not certain that we will be able to compete successfully against current and future competition. The failure to compete successfully could have a material adverse effect on our business, operating results and financial condition.

        We need to differentiate our products from our competitors’ products based on functionality, interoperability, developer productivity, performance and reliability. There can be no assurance that we will be able to successfully differentiate our products from those of our competitors.

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

A Trend Toward Consolidation in our Industry May Impede Our Ability to Compete Effectively

        Consolidation may occur among companies in the software industry as firms seek to offer more extensive suites of software products and broader arrays of software solutions. Changes resulting from consolidation may negatively impact our competitive condition. In addition, to the extent that we seek to expand our product lines, a trend toward consolidation may result in increased competition for attractive companies for acquisition, and higher prices for such companies.

Risks Associated with Potential Business Combinations

        As a part of our business strategy, we may need to acquire businesses, products or technologies in the future. However, there may not be suitable businesses, products or technologies available for acquisition on terms acceptable to us. We will review potential acquisition prospects to determine if they:

  complement our existing product offerings;
  augment our market coverage;
  enhance our technological capabilities; or
  offer growth opportunities.

        There may be substantial costs associated with acquisitions including the potential dilution to our earnings per share, the incurrence or assumption of debt, the assumption of contingent liabilities, the amortization of expenses related to goodwill and other intangible assets and the legal and other fees associated with the negotiation and consummation of the acquisition. Acquisitions entail numerous risks, including difficulty in the assimilation of operations, technologies, products and personnel, as well as difficulties and uncertainties in our ability to maintain key business relationships that the business entities have established. Acquisitions also divert the attention of management from other business concerns. An acquisition in a new area risks entering markets where we have limited or no prior experience as well as potential loss of key employees of the acquired organization. Further, there is no guarantee that the expected synergies will occur between ourselves and the new acquisition. There is also no assurance that we will be able to commercialize a new product or technology so as to realize revenue. Finally, despite due diligence reviews, acquired businesses may bring with them certain unanticipated or undisclosed liabilities and risks. Any one of these risks, if realized, could negatively affect our business, financial condition and operating results.

Dependence on Third-Party Licenses

        We are dependent on licenses from third-party suppliers for some elements of our products. If any of these licenses were terminated or were not renewed, or these third parties failed to develop new or updated products in a timely manner, we might not be able to ship some of our products. We would then have to seek an alternative to the third party’s product and, in some cases, it is possible that an alternative may not exist. This could result in delays in releasing and/or shipping the product, increased costs or reduced functionality of our products and could have a material and adverse effect on our business, operating results and financial condition.

Protecting Our Intellectual Property Rights

        As a software company, our intellectual property rights are among our most valuable assets. We rely on a combination of patent, copyright, trademark, trade secret laws, contractual arrangements, domain name registrations and other methods to protect our intellectual property rights. The protective steps we have taken may be inadequate to deter misappropriations of our intellectual property rights. In addition, it may be possible for an unauthorized third party to reverse-engineer or decompile our software products. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Litigation may be necessary to protect our intellectual property rights. Litigation can be time consuming and expensive. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries, making the possibility of misappropriation of our intellectual property more likely. Current U.S. laws that prohibit copying give us only limited practical protection from software “pirates,” and the laws of many other countries provide very little protection. Policing unauthorized use of our products is difficult, expensive and time consuming, and we expect that software piracy will be a persistent problem for our software products. In addition, the unique technology of the Internet may tend to increase, and provide new methods for, illegal copying. Accordingly, we cannot be certain that we will be able to protect our intellectual property rights against unauthorized third-party copying or use. This could materially and adversely affect our competitive position.

        From time to time, we receive a notice claiming that we have infringed a third party’s patent or other intellectual property right. We expect that software products in general will increasingly be subject to such claims as the number of products and competitors increase and the functionality of products overlap. Further, the receipt of a notice alleging infringement generally requires that an opinion of counsel be obtained to prevent an allegation of intentional infringement. Regardless of the merits of a claim, responding to any claim can be time consuming and costly and divert the efforts of our technical and management personnel from productive tasks. In the event of a successful claim against us, we may be required to pay significant monetary damages, including treble damages, if we are held to have willfully infringed, discontinue use and sale of the infringing products, expend significant resources to develop non-infringing technology and/or enter into royalty and licensing agreements that might not be offered or available on acceptable terms. If a successful claim were made against us and we failed to commercially develop or license a substitute technology, our business could be materially harmed. In addition, our insurance coverage for these types of claims may not be adequate.

Our Software Products and Web Site May Be Subject to Intentional Disruption

        Our products may be the target of intentional disruptions, such as software viruses specifically designed to impede the performance of our products. Similarly, experienced computer programmers or hackers may attempt to penetrate our network security or the security of our web site and misappropriate proprietary information or cause interruptions to the delivery of our services or products. Our activities could be substantially disrupted, and our reputation and future sales could be harmed if these efforts were successful.

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

  introduce new products and services successfully;
  achieve market acceptance of our products and services;
  hire experienced sales personnel to market and sell our products;
  implement appropriate budgeting and cost control measures; and
  integrate the products, operations and personnel of acquired companies successfully.

        If we are unable to accomplish these objectives, we may be unable to achieve revenue growth and profitability in future periods.

The Price of Our Common Stock May Fluctuate Significantly

        Like the publicly-traded securities of other high technology companies, the market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. During the period from January 1, 2000 to March 31, 2001, the price of our common stock has ranged from a low of $4.03 on April 17, 2000 to a high of $16.94 on January 20, 2000. On May 2, 2001, the most recent practicable date prior to the filing of this Form 10-Q, the closing price of a share of our common stock on The Nasdaq Stock Market® was $10.03. From time to time, the market price of our common stock may be significantly affected by a number of factors, including, but not limited to, the following:

  announcements of new products or product enhancements by us or our competitors;
  technological innovation by us or our competitors;
  quarterly variations in our results of operations or those of our competitors;
  changes in the prices of our products or those of our competitors;
  changes in actual or projected revenue and revenue growth rates for us as a whole or for specific geographic areas, business units, products or product categories;
  changes in the price-to-earnings and other multiples used to value companies in the software industry;
  changes in our earnings estimates by research analysts;
  actual or anticipated changes in information technology spending;
  speculation by the press, product analysts or research analysts with respect to Borland and its products, revenues and/or earnings;
  actual or anticipated changes in interest rates; and
  general market conditions or market conditions specific to the software industry.

        The stock prices for many companies in the technology sector have experienced wide fluctuations which, at times, have been unrelated to the operating performance of such companies.

        In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. Were such litigation to be commenced against us, we would incur substantial costs and there would be diversion of our management’s attention and resources, which could materially adversely affect our business, results of operations and financial condition.

Risks of Regulation of the Internet and Electronic Commerce

        We intend to expand our business through, among other channels, electronic commerce on the Internet. The electronic commerce market on the Internet is new and rapidly evolving. While this is an evolving area of the law in the U.S. and overseas, currently there are relatively few laws or regulations that directly apply to commerce on the Internet. Changes in laws or regulations governing the Internet and electronic commerce, including, without limitation, those governing an individual’s privacy rights, pricing, content, acceptable payment methods and quality of products or services could have a material adverse effect on our business, operating results and financial condition. Taxation of Internet commerce, or other charges imposed by government agencies or by private organizations may also be imposed. Laws and regulations applying to the solicitation, collection and processing of personal or consumer information could also be enacted. Any of these regulations could result in a decline in the use or popularity of the Internet as a medium for commerce, which could have an adverse effect on our future sales and revenue growth.

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

        Our net revenues and earnings may be affected by a practice called “channel fill.” Channel fill occurs when a distributor purchases more products than it expects to sell in anticipation of price changes, sales promotions or incentives. After we announce a new version or new product and prior to the date of product availability, distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of the availability of the new version or product. We try to mitigate the negative effect of this pattern by deferring recognition of revenue associated with distributors’ and resellers’ inventories that are in excess of appropriate levels. However, channel fill may still affect our net revenues, particularly during periods where we announce several new products and/or new versions at the same time.

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

Risks of Reliance on VARs & ISVs

        A part of our distribution strategy is to embed and bundle our technology in the products offered by value-added resellers, or VARs, and independent software vendors, or ISVs, such as America Online, Inc., Cisco Systems, Inc., Hewlett-Packard Company, Hitachi Ltd., i2 Technologies, Inc., Netscape Communications Corporation, Novell, Inc. and Oracle Corporation. In the past, a small number of VAR and ISV customers accounted for a significant percentage of our enterprise product revenue.

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

  general economic conditions in each country;
  seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;
  the difficulty of staffing and managing an organization spread over various countries and continents;
  reduced or less certain protection for intellectual property rights than is available under the laws of the United States;
  fluctuations in foreign currency exchange rates;
  longer payment cycles in certain countries;
  export restrictions, tariffs and other trade barriers;
  changes in regulatory requirements;
  restrictions on the expatriation of currency from a particular country;
  compliance with various conflicting laws and regulations;
  overlap of different tax structures; and
  political instability.

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

  delayed shipping of the product;
  immediate loss of revenue;
  delay in market acceptance;
  diversion of development resources;
  damage to our reputation; and
  increased service and warranty costs.

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

        Our stockholder rights plan and certain provisions of our Restated Certificate of Incorporation and Amended and Restated Bylaws may discourage, delay or prevent an actual or potential change in control of Borland even if such a change in control would be beneficial to and in the best interests of our stockholders. These limitations may limit our stockholders’ ability to approve transactions that they may deem to be in their best interests. In addition, our Board of Directors has the authority to fix the rights and preferences of, and issue shares of, preferred stock without action by our stockholders.

Potential Dilutive Effect of Conversion and Additional Issuance of Series C Preferred Stock ("Series C Stock")

        Each share of Series C Stock is convertible, at the option of the holder, on June 10, 2001, into fully paid and non-assessable shares of Borland common stock based upon a fixed conversion ratio. In the event of a reorganization, reclassification or other change (other than a stock dividend, stock split or reverse stock split), each share of Series C Stock would be convertible, at the option of the holder, into the kind and amount of shares of stock and other securities and property receivable upon such events. Upon transfer by the holder to an unaffiliated third party, each share of Series C Stock would automatically convert into fully-paid and non-assessable shares of our common stock based upon a fixed conversion ratio. In the event of a merger, consolidation, tender offer, agreement to sell, or sale of all or substantially all of our assets, each share of Series C Stock would automatically convert into the right to receive the same consideration as if the Series C

Stock had been converted into common stock immediately prior to such events. In the event of liquidation, dissolution or winding up of Borland, the holders of shares of Series C Stock would receive the same consideration as if the Series C Stock had been converted into common stock immediately prior to such event. The conversion ratio is subject to certain adjustments in the event of a stock split and other capital reorganizations. At March 31, 2001, the 625 shares of Series C Stock were convertible into 6,720,430 shares of common stock.

Revenue Recognition and Accounting Rules and Guidance May Change

        In the quarter ending December 31, 2000, we adopted SAB No. 101, “Revenue Recognition in Financial Statements,” which provides revenue recognition guidance. The accounting profession continues to review provisions of SAB No. 101 and other rules and guidelines with the objective of determining whether to provide additional guidance on implementing their provisions. Depending upon the outcome of these reviews and the issuance of implementation guidelines and interpretations, we may be required to change our revenue recognition policies and business practices or revalue assets, and such changes could have a material adverse effect on our revenue recognition, balance sheet, results of operations or financial condition.

Impact of Year 2000 Date Transition

        This section is a Year 2000 Readiness Disclosure pursuant to the Year 2000 Information and Readiness Disclosure Act of 1998.

        We currently know of no significant Year 2000-related failures occurring in either our products or our internal systems as a result of the date change from December 31, 1999 to January 1, 2000.

        Costs for our efforts to address Year 2000 readiness have not been substantial and were largely absorbed within our existing engineering expenditures. To date, these costs have not been reported separately.

        We believe that our newly introduced products are Year 2000 ready. Some of our older products are not Year 2000 ready or will not be tested. Where possible, we encourage our customers to migrate to current product versions. However, despite our analysis and review, it is possible that our products may contain undetected errors or defects associated with Year 2000 date functions, that may result in material costs. Furthermore, use of our products in connection with other products, that may or may not be Year 2000 ready, including hardware, software and firmware, may result in the inaccurate exchange of date data resulting in performance issues and system failures. To the extent that our products, or third-party products that include our products, prove not to be Year 2000 ready or in the event of disputes with customers regarding whether our products are ready, there could be a material adverse effect on our business, results of operations and financial condition.

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

        During the three months ending March 31, 2001, we have recorded net foreign exchange losses of $0.4 million. The foreign exchange losses were generated primarily due to the strength of the dollar relative to the European Union Euro and the Japanese Yen. It is uncertain that these currency trends will continue. If these currency trends continue, we will continue to experience foreign exchange losses on our intercompany receivables to the extent that we have not hedged the exposure with foreign currency forward exchange contracts. Such foreign exchange losses could have a materially adverse affect on our operating results and cash flows.

        The table below provides information about our derivative financial instruments, comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates and the estimated fair value as of March 31, 2001. All instruments mature within twelve months.

	Notional Amount	Average Contract Rate	March 31, 2001 Estimated Fair Value
Foreign currency forward exchange contracts:
Australian Dollar	7,033,405	2.01	193,102
Singapore Dollar	6,698,876	1.77	129,553
German Mark	1,194,785	2.16	39,506
Hong Kong Dollar	1,600,507	7.81	(1,436)
Dutch Guilder	(2,470,583)	2.43	(79,487)
New Taiwan Dollar	884,779	32.98	(2,691)
Others	916,187		22,452

Total	15,857,956		300,999

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

	2001	2002	2003	2004	2005	Thereafter	Total
	(in thousands)
Cash equivalents
Fixed rate	$248,414	—	—	—	—	—	$248,414
Average interest rate	5.03%	—	—	—	—	—	5.03%
Short-term investments
Fixed rate	$15,694	—	—	—	—	—	$15,694
Average interest rate	3.75%	—	—	—	—	—	3.75%
Long-term debt
Fixed rate	$178	$ 200	$ 222	$ 247	$ 275	$ 7,820	$8,942
Average interest rate	10.75%	10.75%	10.75%	10.75%	10.75%	10.75%	10.75%

Credit Risks

        Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. At March 31, 2001, one customer located in the United States accounts for approximately 16% of total accounts receivable. As of March 31, 2001, no other single group or customer represents greater than 10% of total accounts receivable.

PART II
OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

	Exhibit No.	Description of Exhibit

10.1

Letter Agreement between Keith E. Gottfried and Borland Software Corporation, dated as of April 25, 2001, amending Mr. Gottfried's Employment Agreement with Borland Software Corporation dated as of May 16, 2000. * ++

*	Filed herewith.
++	Management contract or compensatory plan or arrangement.

        A copy of any exhibit will be furnished (at a reasonable cost) to any stockholder of Borland upon receipt of a written request. Such request should be sent to Borland Software Corporation, 100 Enterprise Way, Scotts Valley, California 95066-3249, Attention: Investor Relations.

B.  Reports on Form 8-K

        1.  On January 29, 2001 we filed a Current Report on Form 8-K with the Securities and Exchange Commission. The purpose of the filing was to report that effective on January 22, 2001, our name was changed from Inprise Corporation to Borland Software Corporation and that our trading symbol on The Nasdaq Stock Market was changed from "INPR" to "BORL."

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BORLAND SOFTWARE CORPORATION
(Registrant)

Date: May 4, 2001

/ s / FREDERICK A. BALL

Frederick A. Ball
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)