Form 10-Q
period 2001-06-30
BORLAND SOFTWARE CORP
filed 2001-08-13
CIK 853273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-16096

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

        The number of shares of common stock outstanding as of July 31, 2001, the most recent practicable date prior to the filing of this report, was 63,437,738.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)

	June 30, 2001	December 31, 2000
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 256,266	$ 216,634
Short-term investments	18,162	45,925
Accounts receivable, net	42,994	33,495
Other current assets	13,338	12,935

Total current assets	330,760	308,989

Property and equipment, net	20,489	20,438
Other non-current assets	10,428	11,476

	$ 361,677	$ 340,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 44,921	$ 45,753
Income taxes payable	7,102	5,337
Deferred revenue	21,514	18,765
Other	9,651	9,053

Total current liabilities	83,188	78,908

Long-term debt and other	19,111	19,315

	102,299	98,223

Stockholders’ equity:
Preferred stock: $.01 par value; 1,000,000 shares authorized;
625 shares issued and outstanding	—	—
Common stock: $.01 par value; 200,000,000 shares authorized;
62,938,328 and 61,966,879 shares issued and outstanding	629	620
Additional paid-in capital	478,954	472,902
Accumulated deficit	(197,851)	(209,721)
Deferred compensation	(1,328)	(1,527)
Cumulative other comprehensive income	4,179	5,611

	284,583	267,885
Less common stock in treasury, at cost
- 4,473,800 shares	(25,205)	(25,205)

	259,378	242,680

	$ 361,677	$ 340,903

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Licenses and other revenues	$47,538	$40,000	$ 89,945	$ 79,774
Service revenues	8,474	6,716	17,763	13,442

Net revenues	56,012	46,716	107,708	93,216

Cost of licenses and other revenues	3,460	2,867	6,440	6,930
Cost of service revenues	6,019	4,880	11,051	9,816

Cost of revenues	9,479	7,747	17,491	16,746

Gross profit	46,533	38,969	90,217	76,470

Research and development	11,398	10,509	22,676	21,562
Selling, general and administrative	30,246	25,447	58,785	52,668
Restructuring and merger-related charges	—	2,014	—	3,556

Total operating expenses	41,644	37,970	81,461	77,786

Operating income (loss)	4,889	999	8,756	(1,316)
Interest income, net, and other	3,160	2,392	6,608	4,607

Income before income taxes	8,049	3,391	15,364	3,291
Income tax provision	1,635	1,389	3,098	2,435

Net income	$ 6,414	$ 2,002	$ 12,266	$ 856

Net income per share:
Basic	$ 0.10	$ 0.03	$ 0.19	$ 0.01

Diluted	$ 0.09	$ 0.03	$ 0.17	$ 0.01

Weighted average number of common shares outstanding:
Basic	62,577	61,464	62,405	61,209

Diluted	73,879	69,165	73,070	71,481

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In Thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Net income	$6,414	$ 2,002	$12,266	$ 856
Other comprehensive income (loss):
Foreign currency translation adjustments	(675)	(95)	(1,578)	(227)
Fair market value adjustment
for available for sale securities	122	—	146	—

Other comprehensive income	$5,861	$ 1,907	$10,834	$ 629

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Six Months Ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 12,266	$ 856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,986	5,239
(Gain) loss on sale of fixed asset	(13)	1,540
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	(11,911)	(3,390)
Other assets	(24)	(3,311)
Accounts payable and accrued expenses	2	3,153
Income taxes payable	1,765	(2,375)
Other (primarily deferred revenue and restructuring)	4,282	3,421

Cash provided by operating activities	10,353	5,133

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,276)	(731)
Proceeds from sale of property	13	39,651
Net change in short-term investments	27,763	252
Long-term investment, net	—	(2,700)

Cash provided by investing activities	24,500	36,472

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	5,665	5,089
Repayment of capital lease obligations and other debt activity	(98)	(87)

Cash provided by financing activities	5,567	5,002

Effect of exchange rate changes on cash	(788)	(98)

Net change in cash and cash equivalents	39,632	46,509
Cash and cash equivalents at beginning of period	216,634	192,013

Cash and cash equivalents at end of period	$ 256,266	$ 238,522

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1—BASIS OF PRESENTATION

            The accompanying Borland Software Corporation (“Borland”) condensed consolidated financial statements at June 30, 2001 and for the three and six months ended June 30, 2001 and June 30, 2000 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by generally accepted accounting principles for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Borland’s financial position at June 30, 2001; its results of operations for the three and six months ended June 30, 2001 and June 30, 2000; and its cash flows for the six months ended June 30, 2001 and June 30, 2000. The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for our full fiscal year. The condensed consolidated financial statements and notes should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as filed with the United States Securities and Exchange Commission (the “SEC”) on March 29, 2001.

NOTE 2—NET INCOME PER SHARE

            We compute net income per share in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings per Share.” Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common share equivalents outstanding during the period. Common share equivalents, which consist of incremental shares issuable upon exercise of stock options and warrants and upon conversion of the issued and outstanding shares of Series C convertible preferred stock, are included in diluted net income per share to the extent such shares are dilutive.

            The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Numerator:
Net income before accretion charges	$ 6,414	$ 2,002	$12,266	$ 856
Accretion charges to preferred stock	178	219	397	438

Income available to common stockholders
for basic earnings per share	$ 6,236	$ 1,783	$11,869	$ 418

Denominator:
Denominator for basic income per share –
weighted average shares	62,577	61,464	62,405	61,209
Effect of dilutive securities	11,302	7,701	10,665	10,272

Denominator for dilutive income per share	73,879	69,165	73,070	71,481

Net income per share – basic	$ 0.10	$ 0.03	$ 0.19	$ 0.01

Net income per share – diluted	$ 0.09	$ 0.03	$ 0.17	$ 0.01

NOTE 3—RESTRUCTURING

            The following table summarizes costs incurred during the six months ended June 30, 2001 associated with prior period restructuring activities (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2000	$ 1,052	$ 620	$ 500	$ 2,172
Cash payments	261	187	208	656
Non-cash costs	(50)	—	151	101

Accrual at June 30, 2001	$ 841	$ 433	$ 141	$ 1,415

            Subsequent to December 31, 2000, there have not been any significant changes to our estimate of the total costs of prior restructuring activities.

NOTE 4—SUBSEQUENT EVENT

            On July 13, 2001, we used approximately $9.0 million in cash and/or cash equivalents to repay the outstanding portion of a mortgage note. The note related to a mortgage on an office building in Scotts Valley, California which used to serve as our corporate headquarters and which is now fully leased to third party tenants. Such amounts included approximately $0.2 million in prepayment penalties to retire such note.

NOTE 5—RECENT ACCOUNTING PRONOUNCEMENTS

            In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS 141 will not have a significant impact on our financial statements.

            In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS 142 on our financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
  our reliance on value-added resellers (“VARs”) to market and sell many of our products;
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
  unanticipated changes in our operating expenses and capital expenditures; and
  other risks and uncertainties described under the caption “Factors That Could Affect Future Results and Market Price of Stock” in this Form 10-Q as well as in our other filings with the SEC and public announcements.

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

Overview

            We are a leading provider of high performance e-business platform solutions designed to increase developer productivity and reduce time to market for enterprise software projects. E-business platform solutions consist of software products that allow businesses to develop, deploy and manage e-business applications. We offer products in all three phases of the process of implementing such solutions: development, deployment and management. For the development phase, Borland offers JBuilder,™ C++Builder,™ Delphi,™ and Kylix.™ Our deployment products include Borland® AppServer,™ InterBase® and VisiBroker.® To manage these systems, Borland offers Borland® AppCenter,™ a visual distributed application management solution. We also are in the process of developing Borland® TeamSource,™ a hosted collaborative development platform for distributed teams. We are committed to all major computing platforms as well as the open standards of the Internet. We also provide service and support for software developers worldwide through an online developer community and an e-commerce site, community.borland.com, which offers a range of technical information, value-added services and third-party products. We market and distribute products worldwide through our direct sales organization, e-commerce Internet site, independent distributors, dealers and value-added resellers (“VARs”).

Recent Developments

            Borland and SAP AG announced on June 4, 2001 that they had entered into an agreement whereby JBuilder will be SAP’s preferred Java™ development environment and will become the recommended Java development environment for SAP’s customers worldwide.

            Borland and Nokia announced on June 4, 2001 that they have collaborated to deliver JBuilder™ MobileSet, Nokia Edition—a Java 2 Platform, Micro Edition (J2ME™ platform) compliant environment—fully integrated with JBuilder 5 to support software development for Nokia’s Java-enabled phones. Together, JBuilder 5 and JBuilder MobileSet, Nokia Edition, include visual design tools for creating mobile applications, device emulation and debugging, as well as all the other standard features offered with the JBuilder development environment. While our JBuilder MobileSet, Nokia Edition exclusively supports development for Nokia mobile phones, later this year we expect to introduce a second edition of JBuilder MobileSet to develop applications for other wireless platforms.

Product Offerings

            The following are descriptions of our key product offerings:

            E-Business Development

            JBuilder: JBuilder is a comprehensive set of visual development tools that allow the creation of applets, servlets, JavaBeans®, Enterprise JavaBeans™ (EJB™) and distributed CORBA® (Common Object Request Broker Architecture) applications for the Java 2 platform. JBuilder enables programmers to rapidly create, edit, run and deploy applications that target a variety of Java enabled platforms such as Windows,® Solaris™ and Linux. In June 2001, we began shipping the latest version of this product, JBuilder 5.

            Delphi: Delphi is a high-performance, rapid application development tool (RAD) used to create Windows, Internet and distributed software applications. The Delphi product combines visual productivity tools, a component library and a high-performance compiler so that software developers can build high-speed e-business systems more quickly than with conventional programming tools. Delphi and our Kylix product are compatible, allowing developers to build cross-platform workstation and server applications and deploy to either Windows or Linux. In June 2001, we began shipping Delphi 6, the latest version of the product containing Web Services and XML-based B2B integration support.

            C++Builder: C++Builder is a software development tool and compiler for C and C++ computing languages used to create Internet, desktop, client/server and distributed applications. The C++Builder product combines visual productivity tools, a component library and a high performance compiler so that software developers can build high performance e-business applications more quickly than with conventional programming tools. In February 2000, we began shipping C++Builder 5, the latest version of this product.

            Kylix: Kylix is our implementation of a RAD platform for the Linux operating environment. The implementation mirrors the Delphi and C++Builder development paradigms, but is implemented to generate native code and native look-and-feel applications for the Linux operating environment. Kylix and our Delphi product are compatible, allowing developers to build cross-platform workstation and server applications and deploy to either Windows or Linux. The product was announced in January 2001, and began shipping in March 2001.

            E-Business Deployment

            InterBase: InterBase is a powerful, high-performance SQL database designed to be embedded into applications running on the Windows, Linux and Solaris platforms. InterBase provides superior relational database solutions to meet the business-critical embedded database needs for value-added resellers and application developers. In July 2000, we open-sourced InterBase software version 6.0. In March 2001, we released commercial versions of InterBase 6.0 for Linux, Windows and Solaris environments.

            Borland AppServer: Borland AppServer was the industry’s first application server product to combine the benefits of Java 2 Platform Enterprise Edition (J2EE™ platform), EJB and CORBA. The product, which is highly scalable, provides a foundation for deploying enterprise grade business applications. Borland AppServer simplifies and accelerates the integration, deployment and management of e-business applications. Borland AppServer integrates heterogeneous back-office systems comprised of ERP, supply chain, database management and legacy systems. In February 2001, we began shipping Borland AppServer 4.5, the latest version of this product.

            VisiBroker: VisiBroker is an award-winning Object Request Broker™ (ORB™), based on CORBA, and designed to facilitate development and deployment of distributed enterprise applications that are scalable, flexible and easily maintained. Customers for this product have included Sun Microsystems, Inc., Hitachi Ltd., Oracle Corporation, Novell, Inc., Netscape Communications Corporation and Silicon Graphics, Inc. These companies, among others, have played a key role in making VisiBroker a leading deployed and adopted ORB in the computer software industry. In the fourth quarter of 2000, we began shipping VisiBroker for Java 4.5, the latest version of this product.

            E-Business System Management

            Borland AppCenter: Borland AppCenter is the first management solution designed to enable customers to model, monitor and manage component-based application servers. Borland AppCenter provides robust management capabilities for CORBA- and EJB-based applications and is tightly integrated with VisiBroker and the Borland AppServer.

            Services

            In addition to our products, we offer a wide range of hosted development, consulting, training and support services to customers. Our service offerings include:

            Borland TeamSource: We are in the process of developing Borland TeamSource, a collaborative development platform for distributed teams. Borland TeamSource speeds global e-business applications to market by reaching across the Internet to bridge functional, geographic and corporate boundaries among team members. The high-performance hosted infrastructure and business messaging of Borland TeamSource brings widely dispersed teams together and provides a secure environment that scales up or down with team members as they collaborate around digital assets.

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

Results of Operations

            Licenses and Other Revenues

            Licenses and other revenues represent revenues from granting customers licenses to use our software products and revenues from subscription contracts. Licenses and other revenues totaled $47.5 million for the quarter ended June 30, 2001 compared to $40.0 million from the same quarter a year ago. Licenses and other revenues from our Java, RAD, Enterprise and other products group represented 38%, 38%, 21% and 3% of total license and other revenues for the quarter ended June 30, 2001, respectively. This is compared to 27%, 40%, 28% and 5% for the quarter ended June 30, 2000, respectively. Our Java product group consists of JBuilder. Our RAD product group consists of Delphi, Kylix and C++Builder. Our Enterprise product group consists of VisiBroker, Borland AppServer and Borland AppCenter. Our other products group consists primarily of InterBase.

            Licenses and other revenues during the three months ended June 30, 2001 were favorably affected by the introduction of new versions of our Java development tool, JBuilder 5.0, and RAD development tool, Delphi 6.0. With the introduction of these products, licenses and other revenues from JBuilder and Delphi grew 65% and 49%, respectively, over the same quarter a year ago. Licenses and other revenues from our Enterprise product group decreased by 9% over the same quarter a year ago principally due to softness in demand for Enterprise products by technology companies, particularly those in the telecommunications sector, during the second quarter of 2001. Licenses and other revenues from other products declined 41% from the same quarter a year ago.

            Licenses and other revenues totaled $89.9 million for the six months ended June 30, 2001 compared to $79.8 million from the same period a year ago. License and other revenues from our Java, RAD, Enterprise and other products group represented 37%, 34%, 26% and 3%, respectively, of total licenses and other revenues for the six months ended June 30, 2001. This is compared to 24%, 45%, 26% and 5%, respectively, for the six months ended June 30, 2000.

            Licenses and other revenues during the six months ended June 30, 2001 were favorably affected by the introduction of a new version of our Java development tool, JBuilder 5.0, and the release of our new development tool for the Linux operating system, Kylix. For the six months ended June 30, 2001, licenses and other revenues from JBuilder grew 71% over the same period a year ago. Licenses and other revenues from our Enterprise product group for the six month period ending June 30, 2001 increased by 13% over the same period a year ago. The increase in Enterprise revenue was principally due to growth in Enterprise business in our EMEA (Europe, Middle East and Africa) region, as we have expanded our direct sales force in that region.

            Service Revenues

            Service revenues represent amounts earned from customer support, training, consulting and educational services related to our software products. Service revenues increased to $8.5 million for the quarter ended June 30, 2001, compared to $6.7 million for the quarter ended June 30, 2000. Technical support and consulting/training represented approximately 64% and 36% of total service revenues, respectively, for the quarter ended June 30, 2001 compared with 46% and 54% for the same quarter a year ago. Service revenues increased to $17.8 million for the six months ended June 30, 2001 from $13.4 million for the six months ended June 30, 2000. Technical support and consulting/training represented approximately 62% and 38% of total service revenues, respectively, for the six months ending June 30, 2001 compared with 57% and 43% for the same period a year ago. The increase in service revenues is primarily due to growth in technical support revenues in the United States and EMEA. The increase in service revenues represents our continued focus on direct sales and marketing of our support services to corporate customers. In the future, we expect service revenues to remain dependent upon our ability to grow the number of corporate customers.

            International Revenues

            International revenues represented 57% of our total net revenues for the three and six months ended June 30, 2001 compared to 61% and 62% for the three and six months ended June 30, 2000, respectively. The decrease was due to the growth in license and other revenues from our Java and RAD business units in the United States. We expect that our international operations will continue to provide a significant portion of our total revenues.

            The following table presents our total revenues by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

United States	$23,882	$18,390	$ 46,276	$35,595
EMEA	20,308	16,126	38,513	32,025
Japan	5,208	5,815	10,425	13,537
Other	6,614	6,385	12,494	12,059

Net revenues	$56,012	$46,716	$107,708	$93,216

Cost of Revenue

            Cost of Licenses and Other Revenues

            Cost of licenses and other revenues consist primarily of production costs such as purchase of compact discs, transferring software to electronic media, printing of user manuals, product packaging and distribution and royalties paid to third-party vendors. Cost of licenses and other revenues increased from $2.9 million for the quarter ended June 30, 2000 to $3.5 million for the quarter ended June 30, 2001. The cost of licenses and other revenues represented 7% of total licenses and other revenues in each quarter. The increase in cost of licenses and other revenues is due to the increase in volume of unit sales with the release of JBuilder 5.0 and Delphi 6.0 during the current quarter.

            Cost of licenses and other revenues decreased from $6.9 million for the six months ended June 30, 2000 to $6.4 million for the six months ended June 30, 2001. The cost of licenses and other revenues represented 9% and 7% of total licenses and other revenues for the six month periods, respectively. The decrease in cost of licenses and other revenues during the six month period was principally due to a decrease in external royalty costs and inventory obsolescence costs.

            Cost of Service Revenues

            Cost of service revenues consists primarily of salaries and benefits, third-party contractor costs, and related expenses incurred in providing customer support, training and education. Cost of service revenues were $6.0 million and $4.9 million for the quarters ended June 30, 2001 and 2000, respectively. Cost of service revenues as a percentage of service revenues decreased from 73% in the quarter ended June 30, 2000 to 71% for the quarter ended June 30, 2001. The cost of service revenues were $11.1 million and $9.8 million for the six months ended June 30, 2001 and 2000, respectively. Cost of service revenue as a percentage of service revenues decreased from 73% for the six months ended June 30, 2000 to 62% for the six months ended June 30, 2001. The dollar increase in cost of service revenues was due to additional employee and third party costs in our professional service organization. Due to the relative fixed nature of our cost of services, we expect the service revenue margins to remain a function of our ability to enter into enterprise level support contracts.

Operating Expenses

            Research and Development

            Research and development expenses consist primarily of salaries and other personnel-related expenses for those involved in research and development, costs of computer equipment used in software development, information technology and facilities costs and fees and expenses of third-party consultants. Research and development expenses were $11.4 million and $10.5 million, or, 20% and 22% of net revenues for the quarters ended June 30, 2001 and 2000, respectively. Research and development expenses were $22.7 million and $21.6 million, or, 21% and 23% of net revenues for the six months ended June 30, 2001 and 2000, respectively. Research and development expenses increased in dollars primarily due to an increase in employee costs and software translation costs. Employee costs increased principally due to an increase in the number of research and development employees. Software translation costs increased during the current quarter due to the development of the local language versions of JBuilder 5.0 and Delphi 6.0.

            Sales, General and Administrative

            Sales, general and administrative (“SG&A”) expenses consist primarily of salaries, benefits, sales commissions, the cost of product marketing programs, and facility and information system costs. Selling, general and administrative expenses were $30.2 million and $25.4 million, or, 54% of net revenues for the quarters ended June 30, 2001 and 2000, respectively. Selling, general and administrative expenses were $58.8 million and $52.7 million, or, 55% and 57% of net revenues for the six months ended June 30, 2001 and 2000, respectively. The dollar increase in sales, general and administrative expenses was principally due to an increase in the number of sales and marketing employees.

Interest Income, Net and Other

            Interest income, net and other consists primarily of interest income, interest expense, foreign currency exchange and gains and losses on the sale of fixed assets. Interest income, net and other increased to $3.2 million during the quarter ended June 30, 2001 from $2.4 million during the quarter ended June 30, 2000. Interest income, net and other increased to $6.6 million during the six months ended June 30, 2001 from $4.6 million during the six months ended June 30, 2000.

            The quarter ended June 30, 2000 included a loss of about $1.0 million on the sale of our facilities in Scotts Valley, California. While cash, cash equivalents and short term investments have increased by $30.5 million, or 13%, from June 30, 2000 to June 30, 2001, interest income decreased by $0.4 million for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000 due to lower effective interest rates on investments. We anticipate that interest income will continue to be less than the corresponding prior year amounts for the remainder of the year as interest rates are expected to remain significantly lower.

Income Taxes

            We recorded income tax expense of $1.6 million and $3.1 million for the three and six months ended June 30, 2001, respectively. This compares to income tax expense of $1.4 million and $2.4 million for the three and six months ended June 30, 2000, respectively. This is based on our expected effective tax rate of 20 percent for the year ending December 31, 2001, which is a combination of U.S. alternative minimum tax, non-U.S. income taxes and withholding taxes imposed in various jurisdictions regardless of the profitability of Borland in that jurisdiction. Our effective tax rate for the year ending December 31, 2001 is less than the effective tax rate for the year ended December 31, 2000 principally due to our increased profitability which was offset by our tax loss and credit carryforwards.

Liquidity and Capital Resources

            As of June 30, 2001, cash, cash equivalents and short-term investments totaled $274.4 million; up from $262.6 million at December 31, 2000. The major sources of cash during the six months ended June 30, 2001 were $10.4 million in cash provided from operating activities and $5.7 million in cash received from the issuance of stock upon the exercise of warrants held by the former holders of our Series B preferred stock (which is being retired) and pursuant to employee stock options and our employee stock purchase plan. The major use of cash during this period was $3.3 million in cash used for the purchase of computer equipment and leasehold improvements.

            On July 13, 2001, we used approximately $9.0 million in cash and/or cash equivalents to repay the outstanding portion of a mortgage note. The note related to a mortgage on an office building in Scotts Valley, California which used to serve as our corporate headquarters and which is now fully leased to third party tenants. Such amounts included approximately $0.2 million in prepayment penalties to retire such note.

            We expect that our existing cash, cash equivalents, short-term investments and cash generated from operating activities will be sufficient to finance our business requirements at least through the next twelve months.

FACTORS THAT COULD AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

            We operate in a rapidly changing environment that involves many risks and uncertainties, some of which are beyond our control, which could affect our future results of operations as well as our stock price. The following discussion highlights some of these risks.

We Depend on the Overall Demand for Information Technology and Services

            Our success depends on the growth of the overall demand for information technology and services, particularly in the market for our e-business platform solutions. Our business is affected by general economic and business conditions throughout the world. A softening of the demand for our e-business platform solutions specifically, and information technology and services generally, caused by a weakening of the economy, may result in decreased revenues or slower growth for us.

We Are Currently Party to Various Legal Proceedings

            Although litigation is subject to inherent uncertainties, management does not believe that the ultimate outcome of these legal proceedings will have a material adverse effect on our financial position or overall trends in results of operations. However, if an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period. Management believes that, given our current liquidity and cash and investment balances, even an adverse judgment would not have a material impact on cash and investments or liquidity.

Risks Related to New Product Introductions; Rapid Technological and Market Changes

            The market for our products is highly competitive and is characterized by continuous technological advancement, evolving industry standards and changing customer requirements. Our success in generating revenues in the future will depend substantially on our ability to design and market new products and upgrades to our current products for existing and new computer platforms and operating environments.

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

  introduction of new products;
  the mix of channels through which we market, distribute and sell our products;
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
  deferral of customer orders based on customers’ uncertainty about our short-term and long-term prospects;
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

            We need to extensively train and effectively manage our sales personnel, invest additional resources in our sales efforts and educate our authorized resellers. Our failure to do so could have a material adverse impact on our business. We have made changes to our sales compensation programs in recent years in an effort to motivate our sales force and, accordingly, increase sales. There can be no assurance, however, that such programs will be successful in achieving this result in the long term, and such changes could significantly impact our sales-related expenses.

            We have added trained technical support personnel to assist our customers in implementing our enterprise software products. Personnel with sufficient expertise and experience for these positions are in great demand, and we may not be able to attract or retain a sufficient number of qualified personnel. Our failure to do so could significantly harm our business.

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

Risks of Entering a New Business Area

            Our strategy is to focus on e-business system solutions at the enterprise, departmental and individual developer levels. Our sales are dependent on enterprise customers adopting distributed object technology for information processing and the Internet and corporate Intranets for commerce and communications.

            Our distributed object software products, such as VisiBroker, Borland AppCenter and Borland AppServer, are based on several industry standards, including CORBA, Extended Markup Language or XML, EJB and the J2EE platform. These standards guide the development and management of applications created in object oriented programming languages such as C++ and Java. These industry standards have begun to gain widespread acceptance and they compete with proprietary solutions such as ActiveX® and DCOM and the emerging .Net™ initiative, all of which are marketed by Microsoft Corporation. CORBA-based implementations have been tried and tested in extremely demanding application environments, and are generally deemed suitable for enterprise class applications. EJB and J2EE platform implementations are earlier in the maturity cycle for use in enterprise class processing environments. The rate of adoption of these latter standards will affect our business results and success.

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

Risks Related to the Use of Java

            A number of our most popular products are based on Java, an object-oriented software programming language and distributed computing platform developed by Sun Microsystems, Inc. Such products accounted for approximately 33% of our revenue during the three months ended June 30, 2001. Java is a relatively new language and was developed primarily for the Internet and corporate Intranet applications. Alternatives to Java include Microsoft Corporation’s C# language and .Net computing platform. If Java does not continue to be widely adopted, or is adopted more slowly than anticipated, our business will suffer.

            Additionally, because some of our products are written in Java, they require proprietary technology made available by Sun Microsystems, Inc. in order to operate. Pursuant to license agreements with Sun Microsystems, Inc., we license the Java 2 Platform Standard Edition specification, the Java 2 Platform Enterprise Edition specification, the Java 2 Platform Micro Edition specification and the PersonalJava™ specification. If Sun Microsystems, Inc. stops making this proprietary technology available on commercially reasonable terms, due to the absence of effective alternatives to licensing this technology, our business will be harmed. Alternatively, if Sun Microsystems, Inc. makes significant changes to the Java language or its proprietary technology, or fails to correct defects and limitations in these products, our ability to continue improving and shipping our products could be impaired, perhaps materially. In the future, our customers also may require the ability to deploy our products on platforms for which technically acceptable Java implementations either do not exist or are not available on commercially reasonable terms.

Extremely Competitive Industry

            The computer software industry is an intensely competitive industry. Rapid change, new and emerging technologies and fierce competition characterize the industry. The pace of change has accelerated due to the emergence of the Internet and corporate Intranets, programming languages such as Java, and operating systems such as Linux.

            Our e-business platform solutions compete with products offered by a number of companies, including, but not limited to, BEA Systems, Inc., International Business Machines Corporation, Iona Technologies PLC, Microsoft Corporation, Oracle Corporation, Sun Microsystems, Inc. and Webgain, Inc. With respect to our Borland AppServer product, we compete primarily with BEA Systems, Inc. and International Business Machines Corporation. With respect to our VisiBroker product, we compete primarily with Iona Technologies PLC. With respect to our JBuilder product, we compete primarily with International Business Machines Company, Sun Microsystems, Inc. and Webgain, Inc. With respect to our Delphi and C++Builder products we compete primarily with Microsoft Corporation. With respect to our TeamSource service, our potential competitors may include Merant, Microsoft Corporation, Oracle Corporation and Rational Software Corporation. At this time we have no significant competitors to our Borland AppCenter and Kylix products.

            In addition, we compete with, and in some cases are dependent upon, operating systems vendors such as Apple Computer, Inc., Hewlett-Packard Company, International Business Machines Corporation, Microsoft Corporation, Red Hat, Inc. and Sun Microsystems, Inc. To the extent that we are unable to obtain information regarding existing and future operating systems from the developers of such systems, the release of our products for such systems may be delayed or may not be competitive. For example, Microsoft Corporation, the developer of the Windows operating environment, has introduced a product that includes certain basic application server functionality. The bundling of competing functionality in versions of Windows products requires us to compete with Microsoft Corporation in the Windows marketplace where Microsoft Corporation has certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, greater name recognition, substantial installed base and the integration of its middleware functionality with Windows. We need to differentiate our products from Microsoft Corporation’s, based on scalability, functionality, interoperability with non-Microsoft Corporation platforms, performance and reliability as well as to establish that our products provide more effective solutions to customers’ needs. There can be no assurance that we will be able to differentiate our products successfully from those offered by Microsoft Corporation, or that Microsoft Corporation’s entry into the middleware market will not harm this portion of our business.

            Some of our competitors have substantially greater financial, management, marketing and technical resources than we have. Many of our competitors have well-established relationships with our current and potential customers. They also have extensive knowledge of the market, and extensive development, sales and marketing resources, and they are capable of offering single vendor solutions. In particular, operating system vendors such as those mentioned above may offer similar products bundled with their own operating systems. For example, Microsoft Corporation has introduced DCOM for Microsoft Corporation operating systems. In addition, in the past, some of our competitors have utilized their greater resources to provide substantial signing bonuses and other inducements to lure key personnel away from us.

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

            It is possible that current and new competitors may form alliances to gain significant market share. Some of our competitors have offered to license software for free to gain competitive advantage. For example, Sun Microsystems, Inc. offers NetBeans™ at no charge. This kind of competition could materially adversely affect our ability to sell additional licenses and maintenance and support renewals on profitable terms. Competitive pressures could require us to reduce the price of our products and related services. We are not certain that we will be able to compete successfully against current and future competition. The failure to compete successfully could have a material adverse effect on our business, operating results and financial condition.

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

            We also need to constantly expand our product lines to meet the needs of our customers. This includes not only the development, but also the acquisition, of new products and technologies. In addition, there is no guarantee that any newly acquired technologies or products will be successfully commercialized so as to realize revenue.

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

Protecting Our Intellectual Property Rights

            As a software company, our intellectual property rights are among our most valuable assets. We rely on a combination of patent, copyright, trademark, trade secret laws, contractual arrangements, domain name registrations and other methods to protect our intellectual property rights. The protective steps we have taken may be inadequate to deter misappropriations of our intellectual property rights. In addition, it may be possible for an unauthorized third party to reverse-engineer or decompile our software products. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Litigation may be necessary to protect our intellectual property rights, particularly our patent portfolio which currently consists of 96 issued United States patents. Litigation can be time consuming and expensive. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries, making the possibility of misappropriation of our intellectual property more likely. Current U.S. laws that prohibit copying give us only limited practical protection from software “pirates,” and the laws of many other countries provide very little protection. Policing unauthorized use of our products is difficult, expensive and time consuming, and we expect that software piracy will be a persistent problem for our software products. In addition, the unique technology of the Internet has increased software piracy. Accordingly, we cannot be certain that we will be able to protect our intellectual property rights against unauthorized third-party copying or use. This could materially and adversely affect our revenues.

            From time to time, we receive a notice claiming that we have infringed a third party’s patent or other intellectual property right. We expect that software products in general will increasingly be subject to such claims as the number of products and competitors increase and the functionality of products overlap. Further, the receipt of a notice alleging infringement may require, in certain situations, that we obtain an opinion of counsel to prevent an allegation of intentional infringement. Regardless of the merits of a claim, responding to any claim can be time consuming and costly and divert the efforts of our technical and management personnel from productive tasks. In the event of a successful claim against us, we may be required to pay significant monetary damages, including treble damages, if we are held to have willfully infringed, discontinue use and sale of the infringing products, expend significant resources to develop non-infringing technology and/or enter into royalty and licensing agreements that might not be offered or available on acceptable terms. If a successful claim were made against us and we failed to commercially develop or license a substitute technology, our business could be materially harmed. In addition, our insurance coverage for these types of claims may not be adequate.

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

The Price of Our Common Stock May Fluctuate Significantly

            Like the publicly-traded securities of other high technology companies, the market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. During the 52-week period from July 31, 2000 to July 31, 2001, the price of our common stock has ranged from a low of $4.16 on October 13, 2000 to a high of $16.39 on July 17, 2001. On August 10, 2001, the most recent practicable date prior to the filing of this Form 10-Q, the closing price of a share of our common stock on The Nasdaq Stock Market® was $12.97. From time to time, the market price of our common stock may be significantly affected by a number of factors, including, but not limited to, the following:

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
  changes in revenue, earnings or other estimates by the research analysts who cover Borland;
  actual or anticipated changes in information technology spending;
  speculation by the press, product analysts or research analysts with respect to Borland and its products, revenues and/or earnings, including the growth rate relating thereto;
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

Risks of Reliance on VARs

            A part of our distribution strategy is to embed and bundle our technology in the products offered by value-added resellers, or VARs, such as America Online, Inc., Cisco Systems, Inc., Hewlett-Packard Company, Hitachi Ltd., i2 Technologies, Inc. and Oracle Corporation. In the past, a small number of VAR customers accounted for a significant percentage of our enterprise product revenue.

            For these sales, the pricing and discount terms and conditions of our license agreements are negotiated and vary among our customers. Most of our license agreements with these customers are non-exclusive and do not require them to recommend or offer our products exclusively. Many of our agreements do not require our customers to make a minimum number of purchases. We have virtually no control over the shipping dates or volumes of systems shipped by our customers. Many of the markets for VAR products are new and evolving. Therefore, we cannot predict that these customers will purchase our technology for their products in the future. If we are not successful in securing additional licenses with our current or new customers on profitable terms, our business, financial condition and results of operations could be materially and adversely affected.

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

Potential Dilutive Effect of Conversion and Additional Issuance of Series C Preferred Stock (“Series C Stock”)

            Each share of our Series C Stock is presently convertible, at the option of the holder, into fully paid and non-assessable shares of Borland common stock based upon a fixed conversion ratio. In the event of a reorganization, reclassification or other change (other than a stock dividend, stock split or reverse stock split), each share of Series C Stock would be convertible, at the option of the holder, into the kind and amount of shares of stock and other securities and property receivable upon such events. Upon transfer by the holder to an unaffiliated third party, each share of Series C Stock would automatically convert into fully-paid and non-assessable shares of our common stock based upon a fixed conversion ratio. In the event of a merger, consolidation, tender offer, agreement to sell, or sale of all or substantially all of our assets, each share of Series C Stock would automatically convert into the right to receive the same consideration as if the Series C Stock had been converted into common stock immediately prior to such events. In the event of liquidation, dissolution or winding up of Borland, the holders of shares of Series C Stock would receive the same consideration as if the Series C Stock had been converted into common stock immediately prior to such event. The conversion ratio is subject to certain adjustments in the event of a stock split and other capital reorganizations. At June 30, 2001, the 625 shares of Series C Stock were convertible into 6,720,430 shares of common stock.

Risk of Natural Disasters, Power Shortages and Other Unexpected Events

            Our corporate headquarters, including most of our research and development operations, are located in the Greater San Francisco Bay Area of California, an area known for significant seismic activity. Seismic activity, such as a major earthquake, could have a material adverse effect on our business, financial condition and operating results. In recent months, there has been a shortage of electricity in California. As a result, many regions, including the Greater San Francisco Bay Area, have experienced rolling power outages as capacity has failed to satisfy demand. Continued power shortages, a power failure or other similar unexpected events could impair our ability to operate our business, which could also significantly disrupt our operations.

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

Foreign Currency Risk

            We transact business in various foreign countries and have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge intercompany balances and other monetary assets denominated in foreign currencies. The goal of the hedging program is to offset the earnings impact of foreign denominated balances. We do not use foreign currency forward exchange contracts for trading purposes. At month-end, foreign denominated balances and the forward exchange contracts are marked-to-market and unrealized gains and losses are included in current period net income. Unrealized gains and losses on long term foreign denominated intercompany balances are reported as part of cumulative other comprehensive income.

            During the three and six months ending June 30, 2001, we have recorded net foreign exchange losses of $0.1 million and $0.5 million. The foreign exchange losses were generated primarily due to the strength of the dollar relative to certain Asian currencies. It is uncertain whether these currency trends will continue. If these currency trends continue, we will continue to experience foreign exchange losses on our intercompany receivables to the extent that we have not hedged the exposure with foreign currency forward exchange contracts. Such foreign exchange losses could have a material adverse affect on our operating results and cash flows.

            The table below provides information about our derivative financial instruments, comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates and the estimated fair value as of June 30, 2001. All instruments mature within twelve months.

	June 30, 2001
	Notional Amount	Average Contract Rate	Estimated Fair Value
Foreign currency forward exchange contracts:

Australian Dollar	$ 2,550,650	1.92	$ 26,710
Hong Kong Dollar	1,601,989	7.80	(781)
New Taiwan Dollar	1,009,958	34.40	(22,019)
Singapore Dollar	5,154,639	1.83	31,352

Total	$10,317,236		$ 35,262

Interest Rate Risk

            Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our cash equivalents and short-term investments in a variety of financial instruments such as commercial paper. We, by corporate policy, limit the amount of our credit exposure to any one financial institution or commercial issuer.

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

	2001	2002	2003	2004	2005	There- after	Total
	(in thousands)
Cash equivalents
Fixed rate	$256,266	—	—	—	—	—	$256,266
Average interest rate	4.26%	—	—	—	—	—	4.26%
Short-term investments
Fixed rate	$18,162	—	—	—	—	—	$18,162
Average interest rate	3.46%	—	—	—	—	—	3.46%
Long-term debt
Fixed rate	$133	$ 200	$ 222	$ 247	$ 275	$ 7,820	$8,897
Average interest rate	10.75%	10.75%	10.75%	10.75%	10.75%	10.75%	10.75%

Credit Risks

            Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. Our cash equivalents and short-term investments are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At June 30, 2001, one customer, our major distributor in the United States, accounted for approximately 20% of total accounts receivable. As of June 30, 2001, no other group or single customer represents greater than 10% of total accounts receivable.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

            We are currently party to various legal proceedings. Although litigation is subject to inherent uncertainties, management does not believe that the ultimate outcome of these legal proceedings will have a material adverse effect on our financial position or overall trends in results of operations. However, if an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period. Management believes that, given our current liquidity and cash and investment balances, even an adverse judgment would not have a material impact on cash and investments or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

            At the annual meeting of Borland stockholders held on May 31, 2001 at our corporate headquarters located at 100 Enterprise Way, Scotts Valley, California (the “Annual Meeting”) the following matters were voted upon:

1) The following individuals were elected to serve as Class III directors on our Board of Directors:

Nominee:	For	Withheld

John R. Kasich *	49,356,656	1,429,905
William F. Miller	49,284,636	1,501,925

*	Mr. Kasich subsequently resigned in June 2001 due to a business conflict and, accordingly, there is currently only one Class III director.

In addition to the two Class III directors elected at the Annual Meeting, the following individuals continued in their term of office as directors following the Annual Meeting:

Class I directors serving a three-year term expiring at the 2002 Annual Meeting:

Robert H. Kohn

Robert Dickerson

Class II directors serving a three-year term expiring at the 2003 Annual Meeting:

Dale L. Fuller

William K. Hooper

The following additional proposals were considered at the Annual Meeting and were approved by the vote of the stockholders, in accordance with the tabulation shown below.

2) Approved an amendment to our 1997 Stock Option Plan to authorize for issuance thereunder an additional 3,000,000 shares of common stock.

For	Against	Abstain

39,402,219	11,275,255	109,086

3) Approved an amendment to our Restated Certificate of Incorporation to authorize an additional 100 million shares of common stock.

For	Against	Abstain

42,427,614	8,275,656	83,362

4) Ratified the selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2001.

For	Against	Abstain

50,600,151	123,482	62,999

There were no broker non-votes at the Annual Meeting.

Item 5. Other Information

Agreements with Sun Microsystems, Inc.

            Filed with this Form 10-Q, pursuant to (b)(10) of Item 601 of Regulation S-K, are certain agreements between ourselves and Sun Microsystems, Inc. (“Sun”) relating to Borland’s license from Sun of Sun’s Java technology.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description of Exhibit

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Borland Software Corporation, dated as of June 1, 2001. *

10.1	Consulting Agreement between David Heller, a former director of Borland, and Borland Software Corporation, dated as of May 18, 2001. * ++

10.2	Technology License and Distribution Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of October 31, 1995. *

10.3	Addendum Number 1 to Technology License and Distribution Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of June 25, 1998. * +

10.4	Addendum Number 3 to Technology License and Distribution Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of June 15, 2000. *

10.5	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of November 7, 1995. *

10.6	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of March 9, 1998. *

10.7	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of November 5, 1998. *

10.8	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of February 1, 1999. *

10.9	Master Support Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of June 15, 2000. *

Exhibit No.	Description of Exhibit

10.10	Amendment Number 1 to the Master Support Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000. *

10.11	Software License Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000. *

10.12	Trademark License for Java Powered between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000. *

10.13	Trademark License for PersonalJava Compatible between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000. *

10.14	Trademark License between Sun Microsystems, Inc. and Borland Software Corporation, dated as of January 4, 2001. *

*	Filed herewith.
+	To the best of our knowledge, no executed document titled “Addendum Number 2” exists.
++	Management contract or compensatory plan or arrangement.

            A copy of any exhibit will be furnished (at a reasonable cost) to any stockholder of Borland upon receipt of a written request. Such request should be sent to Borland Software Corporation, 100 Enterprise Way, Scotts Valley, California 95066-3249, Attention: Lynne Farris, Director of Investor Relations.

B. Reports on Form 8-K

            During the quarter ended June 30, 2001, Borland did not file any Current Reports on Form 8-K with the Securities and Exchange Commission.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BORLAND SOFTWARE CORPORATION (Registrant)

Date: August 13, 2001

/ s / Frederick A. Ball

Frederick A. Ball Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)