Form 10-Q
period 2001-09-30
BORLAND SOFTWARE CORP
filed 2001-11-13
CIK 853273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Registrant’s Telephone Number, Including Area Code: (831) 431-1000

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

        The number of shares of common stock outstanding as of October 31, 2001, the most recent practicable date prior to the filing of this report, was 65,559,233.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)

	September 30, 2001	December 31, 2000
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 269,703	$ 216,634
Short-term investments	10,907	45,925
Accounts receivable, net	33,083	33,495
Other current assets	12,499	12,935

Total current assets	326,192	308,989

Property and equipment, net	20,060	20,438
Other non-current assets	9,965	11,476

	$ 356,217	$ 340,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 45,198	$ 45,753
Income taxes payable	6,786	5,337
Deferred revenue	20,358	18,765
Other	8,280	9,053

Total current liabilities	80,622	78,908

Long-term debt	—	8,674
Other long-term liabilities	10,458	10,641

	91,080	98,223

Stockholders’ equity:
Preferred stock: $.01 par value; 1,000,000 shares authorized;
455 and 625 shares issued and outstanding	—	—
Common stock: $.01 par value; 200,000,000 shares authorized;
65,403,473 and 61,966,879 shares issued and outstanding	654	620
Additional paid-in capital	482,131	472,902
Accumulated deficit	(193,170)	(209,721)
Deferred compensation	(1,229)	(1,527)
Cumulative other comprehensive income	4,942	5,611

	293,328	267,885
Less common stock in treasury, at cost
- 4,836,300 and 4,473,800 shares	(28,191)	(25,205)

	265,137	242,680

	$ 356,217	$ 340,903

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Licenses and other revenues	$ 46,985	$ 40,926	$136,931	$120,700
Service revenues	8,048	6,631	25,810	20,073

Net revenues	55,033	47,557	162,741	140,773

Cost of licenses and other revenues	3,434	2,501	9,874	9,431
Cost of service revenues	5,576	4,944	16,627	14,760

Cost of revenues	9,010	7,445	26,501	24,191

Gross profit	46,023	40,112	136,240	116,582

Research and development	12,311	10,515	34,987	32,077
Sales, general and administrative	30,617	24,176	89,401	76,844
Restructuring and merger-related charges	—	—	—	3,556

Total operating expenses	42,928	34,691	124,388	112,477

Operating income	3,095	5,421	11,852	4,105
Interest income, net, and other	2,782	4,511	9,389	9,188
Non-recurring benefit	—	2,967	—	2,967

Income before income taxes	5,877	12,899	21,241	16,190
Income tax provision	1,204	1,455	4,302	3,890

Net income	$ 4,673	$ 11,444	$ 16,939	$ 12,300

Net income per share:
Basic	$ 0.07	$ 0.18	$ 0.26	$ 0.19

Diluted	$ 0.06	$ 0.17	$ 0.23	$ 0.18

Weighted average number of common shares outstanding:
Basic	65,233	61,506	64,563	61,308

Diluted	75,093	68,983	73,715	70,087

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In Thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net income	$ 4,673	$ 11,444	$ 16,939	$ 12,300
Other comprehensive income (loss):
Foreign currency translation adjustments	707	(908)	(871)	(1,135)
Fair market value adjustment
for available for sale securities	56	—	202	—

Other comprehensive income	$ 5,436	$ 10,536	$ 16,270	$ 11,165

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 16,939	$ 12,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,752	7,109
Gain on sale of long-term investment	(383)	(723)
Loss on sale of fixed asset	15	1,540
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	(192)	(10,403)
Other assets	1,202	325
Accounts payable and accrued expenses	(269)	1,767
Income taxes payable	3,355	(2,371)
Other (primarily deferred revenue and restructuring)	(321)	3,254

Cash provided by operating activities	26,098	12,798

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,410)	(1,340)
Proceeds from sale of property	—	39,651
Net change in short-term investments	35,018	(30,592)
Long-term investment, net	383	(2,077)

Cash provided by investing activities	30,991	5,642

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	8,877	5,105
Repurchase of common stock	(2,986)	—
Repayment of long-term debt	(8,764)	(133)

Cash provided by (used in) financing activities	(2,873)	4,972

Effect of exchange rate changes on cash	(1,147)	(1,010)

Net change in cash and cash equivalents	53,069	22,402
Cash and cash equivalents at beginning of period	216,634	192,013

Cash and cash equivalents at end of period	$ 269,703	$ 214,415

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1—BASIS OF PRESENTATION

            The accompanying Borland Software Corporation (“Borland”) condensed consolidated financial statements at September 30, 2001 and for the three and nine months ended September 30, 2001 and September 30, 2000 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by generally accepted accounting principles for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Borland’s financial position at September 30, 2001; its results of operations for the three and nine months ended September 30, 2001 and September 30, 2000; and its cash flows for the nine months ended September 30, 2001 and September 30, 2000. The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for our full fiscal year. The condensed consolidated financial statements and notes should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as filed with the United States Securities and Exchange Commission (the “SEC”) on March 29, 2001.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Numerator:
Net income before accretion charges	$ 4,673	$ 11,444	$ 16,939	$ 12,300
Accretion charges to preferred stock	—	219	397	656

Income available to common stockholders
for basic earnings per share	$ 4,673	$ 11,225	$ 16,542	$ 11,644

Denominator:
Denominator for basic income per share –
weighted average shares	65,233	61,506	64,563	61,308
Effect of dilutive securities	9,860	7,477	9,152	8,779

Denominator for dilutive income per share	75,093	68,983	73,715	70,087

Net income per share – basic	$ 0.07	$ 0.18	$ 0.26	$ 0.19

Net income per share – diluted	$ 0.06	$ 0.17	$ 0.23	$ 0.18

NOTE 3—RESTRUCTURING

The following table summarizes costs incurred during the nine months ended September 30, 2001 associated with prior period restructuring activities (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2000	$ 1,052	$ 620	$ 500	$ 2,172
Cash payments	606	298	213	1,117
Non-cash costs	(50)	—	151	101

Accrual at September 30, 2001	$ 496	$ 322	$ 136	$ 954

Subsequent to December 31, 2000, there have not been any significant changes to our estimate of the total costs of prior restructuring activities.

NOTE 4—REPAYMENT OF LONG-TERM DEBT

            On July 13, 2001, we used approximately $9.0 million in cash to repay the outstanding portion of a mortgage note. The note related to a mortgage on an office building in Scotts Valley, California which previously served as our corporate headquarters and which is now fully leased to third party tenants through February 27, 2002. Such amounts included approximately $0.2 million in prepayment penalties to retire such note.

NOTE 5—REPURCHASE OF COMMON STOCK

            During the quarter ended September 30, 2001, we repurchased 362,500 shares of our common stock on the open market at an average price of $8.24 a share for a total consideration of approximately $3.0 million.

NOTE 6—RECENT ACCOUNTING PRONOUNCEMENTS

            In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method of accounting for business conditions. We believe that the adoption of SFAS 141 will not have a significant impact on our financial statements.

            In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We believe that the adoption of SFAS 142 will not have a significant impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Conditionand Results of Operations

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

  unanticipated further deterioration of economic and financial conditions in the United States and around the world resulting from the terrorist attacks on September 11, 2001 and possible economic or other repercussions from possible future terrorist attacks;

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

8

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

            Kylix: Kylix is our implementation of a RAD platform for the Linux operating environment. The implementation mirrors the Delphi and C++Builder development paradigms, but is implemented to generate native code and native look-and-feel applications for the Linux operating environment. Kylix and our Delphi product are compatible, allowing developers to build cross-platform workstation and server applications and deploy to either Windows or Linux. The product was announced in January 2001, and we began shipping Kylix in March 2001.

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

Results of Operations

Licenses and Other Revenues

            Licenses and other revenues represent revenues from granting customers licenses to use our software products and revenues from subscription contracts. Licenses and other revenues totaled $47.0 million for the quarter ended September 30, 2001 compared to $40.9 million from the same quarter a year ago. Licenses and other revenues from our Java, RAD, Enterprise and other products group represented 40%, 34%, 19% and 7% of total licenses and other revenues for the quarter ended September 30, 2001, respectively. This is compared to 38%, 26%, 30% and 6% for the quarter ended September 30, 2000, respectively. Our Java product group consists of JBuilder. Our RAD product group consists of Delphi, Kylix and C++Builder. Our Enterprise product group consists of VisiBroker, Borland AppServer and Borland AppCenter. Our other products group consists primarily of InterBase.

            Licenses and other revenues during the quarter ended September 30, 2001 were favorably affected by the continued success of JBuilder and Delphi, whose revenues grew 15% and 89%, respectively, over the same quarter a year ago. Licenses and other revenues from our Enterprise product group decreased by 30% over the same quarter a year ago principally due to softness in demand for Enterprise products by technology companies and the decline in business in the United States after the September 11 terrorist attacks. Licenses and other revenues from other products increased 40% from the same quarter a year ago principally due to a significant purchase of InterBase licenses by a single customer.

            Licenses and other revenues totaled $136.9 million for the nine months ended September 30, 2001 compared to $120.7 million from the same period a year ago. License and other revenues from our Java, RAD, Enterprise and other products group represented 38%, 32%, 23% and 6%, respectively, of total licenses and other revenues for the nine months ended September 30, 2001. This is compared to 29%, 36%, 27% and 8%, respectively, for the nine months ended September 30, 2000.

            Licenses and other revenues during the nine months ended September 30, 2001 were favorably affected by the continued success of our JBuilder and RAD products. For the nine months ended September 30, 2001, licenses and other revenues from JBuilder grew 45% over the same period a year ago. Licenses and other revenues from our RAD product group and the Enterprise product group for the nine month period ended September 30, 2001 remained consistent with revenues in the nine month period ended September 30, 2000.

Service Revenues

            Service revenues represent amounts earned from technical support, training and consulting services related to our software products. Service revenues increased to $8.0 million for the quarter ended September 30, 2001, compared to $6.6 million for the quarter ended September 30, 2000. Technical support and consulting/training represented approximately 70% and 30% of total service revenues, respectively, for the quarter ended September 30, 2001 compared with 58% and 42% for the same quarter a year ago. For the nine months ended September 30, 2001, technical support and consulting/training represented approximately 64% and 36% of total service revenues, respectively, compared with 57% and 43% for the same nine months a year ago. The increase in service revenues is primarily due to growth in technical support revenues in the United States and Europe, Middle East and Africa (“EMEA”). The increase in service revenues represents our continued focus on direct sales and marketing of our support services to corporate customers. In the future, we expect service revenues to remain dependent upon our ability to grow the number of corporate customers.

International Revenues

            International revenues represented 67% and 60% of our total net revenues for the three and nine months ended September 30, 2001, respectively, compared to 51% and 57% for the three and nine months ended September 30, 2000. The increase in the percentage of international revenue was due to expansion of our European and Asian-Pacific operations. Additionally, we experienced a reduction in demand in the United States during the last few weeks of the quarter due to the September 11 terrorist attacks. We expect that our international operations will continue to provide a significant portion of our total revenues.

The following table presents our total revenues by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

United States	$ 18,472	$ 23,160	$ 64,748	$ 58,755
EMEA	21,216	14,010	59,729	46,035
Japan	6,653	4,457	17,078	17,994
Other	8,692	5,930	21,186	17,989

Net revenues	$ 55,033	$ 47,557	$162,741	$140,773

Cost of Revenue

Cost of Licenses and Other Revenues

            Cost of licenses and other revenues consist primarily of production costs such as purchase of compact discs, transferring software to electronic media, printing of user manuals, product packaging and distribution and royalties paid to third-party vendors. Cost of licenses and other revenues increased from $2.5 million for the quarter ended September 30, 2000 to $3.4 million for the quarter ended September 30, 2001. The cost of licenses and other revenues represented 7% and 6% of total licenses and other revenues in the quarters ended September 30, 2001 and 2000, respectively. The increase in cost of licenses and other revenues is due to increased sales of JBuilder and RAD products and higher external royalty costs associated with sales of our Borland Enterprise Studio for Java introduced earlier this year.

            Cost of licenses and other revenues increased from $9.4 million for the nine months ended September 30, 2000 to $9.9 million for the nine months ended September 30, 2001. The cost of licenses and other revenues represented 7% and 8% of total licenses and other revenues for the nine month period ended September 30, 2001 and 2000, respectively. The dollar increase in cost of licenses and other revenues during the nine month period was principally due to increased sales of JBuilder and RAD products.

Cost of Service Revenues

            Cost of service revenues consists primarily of salaries and benefits, third-party contractor costs, and related expenses incurred in providing technical support, consulting and training. Cost of service revenues were $5.6 million and $4.9 million for the quarters ended September 30, 2001 and 2000, respectively. Cost of service revenues as a percentage of service revenues decreased from 75% in the quarter ended September 30, 2000 to 69% for the quarter ended September 30, 2001. The cost of service revenues were $16.6 million and $14.8 million for the nine months ended September 30, 2001 and 2000, respectively. Cost of service revenue as a percentage of service revenues decreased from 74% for the nine months ended September 30, 2000 to 64% for the nine months ended September 30, 2001. The dollar increase in cost of service revenues was due to additional employee and third party costs in our professional service organization. The cost of service revenue decreased as a percentage of service revenue because a larger percentage of our service revenues were generated from more profitable service contracts. Due to the relative fixed nature of our cost of services, we expect the service revenue margins to remain a function of our ability to enter into enterprise level support contracts.

Operating Expenses

Research and Development

            Research and development expenses consist primarily of salaries and other personnel-related expenses for those involved in research and development, costs of computer equipment used in software development, information technology and facilities costs and fees and expenses of third-party consultants. Research and development expenses were $12.3 million and $10.5 million, or, 22% of net revenues for the quarters ended September 30, 2001 and 2000. Research and development expenses were $35.0 million and $32.1 million, or, 21% and 23% of net revenues for the nine months ended September 30, 2001 and 2000, respectively. Research and development expenses increased in dollars primarily due to an increase in employee costs. Employee costs increased principally due to an increase in the number of research and development employees.

Sales, General and Administrative

            Sales, general and administrative (“SG&A”) expenses consist primarily of salaries, benefits, sales commissions, the cost of product marketing programs, and facility and information system costs. Sales, general and administrative expenses were $30.6 million and $24.2 million, or, 56% and 51% of net revenues for the quarters ended September 30, 2001 and 2000, respectively. Sales, general and administrative expenses were $89.4 million and $76.8 million, or, 55% of net revenues for the nine months ended September 30, 2001 and 2000, respectively. The dollar increase in sales, general and administrative expenses was principally due to an increase in the number of sales and marketing employees.

Interest Income, Net and Other

            Interest income, net and other consists primarily of interest income, interest expense, foreign currency exchange and gains and losses on the sale of fixed assets. Interest income, net and other decreased from $4.5 million during the quarter ended September 30, 2000 to $2.8 million during the quarter ended September 30, 2001. Interest income, net and other increased from $9.1 million during the nine months ended September 30, 2000 to $9.4 million during the nine months ended September 30, 2001.

            While cash, cash equivalents and short term investments have increased by $29.9 million, or 12%, from September 30, 2000 to September 30, 2001, interest income decreased by $1.5 million for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 due to lower effective interest rates on investments. We anticipate that interest income will continue to be less than the corresponding prior year amounts for the remainder of the year as interest rates are expected to remain significantly lower.

Income Taxes

            We recorded income tax expense of $1.2 million and $4.3 million for the three and nine months ended September 30, 2001, respectively. This compares to income tax expense of $1.4 million and $3.9 million for the three and nine months ended September 30, 2000, respectively. This is based on our expected effective tax rate of 20 percent for the year ending December 31, 2001, which is a combination of U.S. alternative minimum tax, non-U.S. income taxes and withholding taxes imposed in various jurisdictions regardless of the profitability of Borland in that jurisdiction. Our expected effective tax rate for the year ending December 31, 2001 is less than the effective tax rate for the year ended December 31, 2000 principally due to our utilization of tax loss and credit carryforwards.

Liquidity and Capital Resources

            As of September 30, 2001, cash, cash equivalents and short-term investments totaled $280.6 million; up from $262.6 million at December 31, 2000. The major sources of cash during the nine months ended September 30, 2001 were $26.1 million in cash provided from operating activities and $8.9 million in cash received from the issuance of stock upon the exercise of warrants held by the former holders of our Series B preferred stock (the Board of Directors approved the retirement of the remaining 770 shares on October 26, 2001) and pursuant to employee stock options and our employee stock purchase plan. The major use of cash during this period was $9.0 million to repay the outstanding portion of a mortgage note, $4.4 million in cash used for the purchase of computer equipment and leasehold improvements, and $3.0 million in cash used for the repurchase of common stock.

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
our need to make choices regarding the operating systems, database management systems, server software and hardware platforms on which to focus;
the ongoing transition and investment of our resources for these markets;
our limited experience in these markets; and
the presence of several very large and well-established companies, as well as a number of smaller successful companies, that are already competing in some of these markets.

There can be no assurance that we will be successful in these new markets.

            There is a further risk that a new hardware or software platform that we do not provide products for could rapidly grow in popularity. If we fail to introduce new products that address the needs of emerging market segments, if emerging segments are not adopted as anticipated, or if our new products do not achieve market acceptance, our future growth and profitability could suffer.

Risks Related to the Use of Java

            A number of our most popular products are based on Java, an object-oriented software programming language and distributed computing platform developed by Sun Microsystems, Inc. Such products accounted for approximately 35% of our revenue during the quarter ended September 30, 2001. Java is a relatively new language and was developed primarily for the Internet and corporate Intranet applications. Alternatives to Java include the C# language and .Net computing platform offered by Microsoft Corporation. If Java does not continue to be widely adopted, or is adopted more slowly than anticipated, our business will suffer.

Additionally, some of our products require proprietary technology made available by Sun Microsystems, Inc. in order to operate. Pursuant to license agreements with Sun Microsystems, Inc., we license the Java 2 Platform, Standard Edition specification, the Java 2 Platform, Enterprise Edition specification, the Java 2 Platform, Micro Edition specification and the PersonalJava™ specification. If Sun Microsystems, Inc. stops making this proprietary technology available on commercially reasonable terms, due to the absence of effective alternatives to licensing this technology, our business will be harmed. Alternatively, if Sun Microsystems, Inc. makes significant changes to the Java language or its proprietary technology, or fails to correct defects and limitations in these products, our ability to continue improving and shipping our products could be impaired, perhaps materially. In the future, our customers also may require the ability to deploy our products on platforms for which technically acceptable Java implementations either do not exist or are not available on commercially reasonable terms.

Extremely Competitive Industry

            The computer software industry is an intensely competitive industry. Rapid change, new and emerging technologies and fierce competition characterize the industry. The pace of change has accelerated due to the emergence of the Internet and corporate Intranets, programming languages such as Java, and operating systems such as Linux.

            Our e-business platform solutions compete with products offered by a number of companies, including, but not limited to, BEA Systems, Inc., International Business Machines Corporation, Iona Technologies PLC, Microsoft Corporation, Oracle Corporation, Sun Microsystems, Inc. and Webgain, Inc. With respect to our Borland AppServer product, we compete primarily with BEA Systems, Inc. and International Business Machines Corporation. With respect to our VisiBroker product, we compete primarily with Iona Technologies PLC. With respect to our JBuilder product, we compete primarily with International Business Machines Company, Sun Microsystems, Inc. and Webgain, Inc. With respect to our Delphi and C++Builder products, we compete primarily with Microsoft Corporation. With respect to our TeamSource service, our potential competitors may include Merant, Microsoft Corporation, Oracle Corporation and Rational Software Corporation. At this time we have no significant competitors to our Borland AppCenter and Kylix products.

            In addition, we compete with, and in some cases are dependent upon, operating systems vendors such as Apple Computer, Inc., Hewlett-Packard Company, International Business Machines Corporation, Microsoft Corporation, Red Hat, Inc. and Sun Microsystems, Inc. To the extent that we are unable to obtain information regarding existing and future operating systems from the developers of such systems, the release of our products for such systems may be delayed or may not be competitive. For example, Microsoft Corporation, the developer of the Windows operating environment, has introduced a product that includes certain basic application server functionality. The bundling of competing functionality in versions of Windows products requires us to compete with Microsoft Corporation in the Windows marketplace where Microsoft Corporation has certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, greater name recognition, substantial installed base and the integration of its middleware functionality with Windows. We need to differentiate our products from those of Microsoft Corporation, based on scalability, functionality, interoperability with non-Microsoft Corporation platforms, performance and reliability as well as to establish that our products provide more effective solutions to customers’ needs. There can be no assurance that we will be able to differentiate our products successfully from those offered by Microsoft Corporation, or that Microsoft Corporation’s entry into the middleware market will not harm this portion of our business.

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

            Some of our products are targeted at the market for standards-based distributed object software products. These markets are intensely competitive. We believe that our product quality, performance and price, vendor and product reputation, product architecture and quality of support make us competitive in these markets. Because there are relatively low barriers to entry to the markets for our AppServer and AppCenter products, we expect additional competition from other established and emerging companies. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share. Any one of these results could materially adversely affect our business, operating results and financial condition.

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

Risks of Reliance on VARs

            A part of our distribution strategy is to embed and bundle our technology in the products offered by value-added resellers, or VARs, such as AOL Time Warner, Inc., Cisco Systems, Inc., Hewlett-Packard Company, Hitachi Ltd., i2 Technologies, Inc. and Oracle Corporation. In the past, a small number of VAR customers accounted for a significant percentage of our enterprise product revenue.

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

The Price of Our Common Stock May Fluctuate Significantly

            Like the publicly-traded securities of other high technology companies, the market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. During the 52-week period from September 30, 2000 to September 30, 2001, the price of our common stock has ranged from a low of $4.16 on October 13, 2000 to a high of $16.39 on July 17, 2001. On November 9, 2001, the most recent practicable date prior to the filing of this Form 10-Q, the closing price of a share of our common stock on The Nasdaq Stock Market® was $13.50. From time to time, the market price of our common stock may be significantly affected by a number of factors, including, but not limited to, the following:

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

21

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

Protecting Our Intellectual Property Rights

            As a software company, our intellectual property rights are among our most valuable assets. We rely on a combination of patent, copyright, trademark, trade secret laws, contractual arrangements, domain name registrations and other methods to protect our intellectual property rights. The protective steps we have taken may be inadequate to deter misappropriations of our intellectual property rights. In addition, it may be possible for an unauthorized third party to reverse-engineer or decompile our software products. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Litigation may be necessary to protect our intellectual property rights, particularly our patent portfolio which currently consists of 97 issued United States patents. Litigation can be time consuming and expensive. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries, making the possibility of misappropriation of our intellectual property more likely. Current U.S. laws that prohibit copying give us only limited practical protection from software “pirates,” and the laws of many other countries provide very little protection. Policing unauthorized use of our products is difficult, expensive and time consuming, and we expect that software piracy will be a persistent problem for our software products. In addition, the unique technology of the Internet has increased software piracy. Accordingly, we cannot be certain that we will be able to protect our intellectual property rights against unauthorized third-party copying or use. This could materially and adversely affect our revenues.

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

Our Software Products and Web Site May Be Subject to Intentional Disruption

            Our products or services may be the target of intentional disruptions, such as software viruses specifically designed to impede the performance of our products or services. Similarly, experienced computer programmers or hackers may attempt to penetrate our network security or the security of our web site and misappropriate proprietary information or cause interruptions to the delivery of our services or products. Our activities could be substantially disrupted, and our reputation and future sales could be harmed if these efforts were successful.

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

23

diversion of development resources;
damage to our reputation; and
increased service and warranty costs.

These consequences could materially and adversely affect our business, operating results and financial condition.

            Most of our license agreements contain provisions designed to limit our liability for potential product liability claims. It is possible, however, that these provisions may not protect us because of existing or future foreign, federal, state or local laws or ordinances or judicial decisions. A successful product liability claim for large damages brought against us could have a material adverse effect on our business, operating results and financial condition and we may not have adequate insurance coverage for such risks.

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

Risks of Certain Anti-Takeover Provisions

            In December 1991, we implemented a stockholder rights plan to protect our stockholders in the event of a proposed takeover that has not been recommended or approved by our Board of Directors. Under our stockholder rights plan, each share of our outstanding common stock has attached to it one preferred share purchase right. Each preferred share purchase right entitles the holder, under certain circumstances, to purchase shares of our common stock at a 50% discount from its then current market price. The preferred share purchase rights are redeemable at a nominal price and expire in December 2001. On October 26, 2001, our Board of Directors approved a successor stockholder rights plan, substantially similar to the 1991 plan, which will take effect in December 2001 following the scheduled expiration of the existing plan.

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

Potential Dilutive Effect of Conversion and Additional Issuance of Series C Preferred Stock (“Series C Stock”)

            Each share of our Series C Stock, all of which is held by Microsoft Corporation, is presently convertible, at the option of the holder, into fully paid and non-assessable shares of Borland common stock based upon a fixed conversion ratio. In the event of a reorganization, reclassification or other change (other than a stock dividend, stock split or reverse stock split), each share of Series C Stock would be convertible, at the option of the holder, into the kind and amount of shares of stock and other securities and property receivable upon such events. Upon transfer by the holder to an unaffiliated third party, each share of Series C Stock would automatically convert into fully-paid and non-assessable shares of our common stock based upon a fixed conversion ratio. In the event of a merger, consolidation, tender offer, agreement to sell, or sale of all or substantially all of our assets, each share of Series C Stock would automatically convert into the right to receive the same consideration as if the Series C Stock had been converted into common stock immediately prior to such events. In the event of liquidation, dissolution or winding up of Borland, the holders of shares of Series C Stock would receive the same consideration as if the Series C Stock had been converted into common stock immediately prior to such event. The conversion ratio is subject to certain adjustments in the event of a stock split and other capital reorganizations. On or about August 29, 2001, Microsoft Corporation converted 170 shares of Series C Stock into 1,827,957 shares of common stock. At September 30, 2001, the remaining 455 shares of Series C Stock issued and outstanding were convertible into 4,892,473 shares of common stock.

Risk of Natural Disasters, Power Shortages and Other Unexpected Events

            Our corporate headquarters, including most of our research and development operations, are located in the Greater San Francisco Bay Area of California, an area known for significant seismic activity. Seismic activity, such as a major earthquake, could have a material adverse effect on our business, financial condition and operating results. Over the past year, there has been a shortage of electricity in California. As a result, many regions, including the Greater San Francisco Bay Area, have experienced rolling power outages as capacity has failed to satisfy demand. Continued power shortages, a power failure or other similar unexpected events could impair our ability to operate our business, which could also significantly disrupt our operations.

            Recent terrorist attacks upon the United States have added (or exacerbated) economic, political and other uncertainties, which could adversely affect our revenue growth. Additional terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to Borland, our employees, facilities, partners, suppliers, distributors and resellers and customers which could have a material adverse effect on our operations and financial results.

We Are Currently Party to Various Legal Proceedings

            Although litigation is subject to inherent uncertainties, management does not believe that the ultimate outcome of these legal proceedings will have a material adverse effect on our financial position or overall trends in results of operations. However, if an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period. Management believes that, given our current liquidity and cash and investment balances, even were we to receive an adverse judgment with respect to litigation that we are currently a party to, such a judgment would not have a material impact on our cash and investments or liquidity.

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

            During the three and nine months ending September 30, 2001, we have recorded net foreign exchange losses of $0.2 million and $ 0.7 million, respectively. The foreign exchange losses were generated primarily due to changes in the Euro to U.S. dollar exchange rate. It is uncertain whether these currency trends will continue. If these currency trends continue, we will continue to experience foreign exchange losses on our intercompany receivables to the extent that we have not hedged the exposure with foreign currency forward exchange contracts. Such foreign exchange losses could have a material adverse affect on our operating results and cash flows.

            The table below provides information about our derivative financial instruments, comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates and the estimated fair value as of September 30, 2001. All instruments mature within twelve months.

	September 30, 2001
	Notional Amount	Average Contract Rate	Estimated Fair Value
Foreign currency forward exchange contracts:

Australian Dollar	$ 3,214	2.02	$ (32)
Hong Kong Dollar	1,607	7.78	(4)
New Taiwan Dollar	695	34.56	(11)
Singapore Dollar	6,791	1.77	(24)

Total	$ 12,307		$ (71)

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

We have no interest rate exposure due to rate changes for long-term obligations.

            The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations (dollar amounts in thousands).

	2001	2002	2003	2004	2005	There- after	Total
	(in thousands)
Cash equivalents
Fixed rate	$269,703	—	—	—	—	—	$269,703
Average interest rate	3.82%	—	—	—	—	—	3.82%
Short-term investments
Fixed rate	$10,907	—	—	—	—	—	$10,907
Average interest rate	2.26%	—	—	—	—	—	2.26%

Credit Risks

            Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. Our cash equivalents and short-term investments are in high quality securities placed with major banks and financial institutions. Credit risk with respect to receivables is limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. As of September 30, 2001, no group or single customer represents greater than 10% of total accounts receivable.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

            Although litigation is subject to inherent uncertainties, management does not believe that the ultimate outcome of these legal proceedings will have a material adverse effect on our financial position or overall trends in results of operations. However, if an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period. Management believes that, given our current liquidity and cash and investment balances, even were we to receive an adverse judgment with respect to litigation that we are currently a party to, such a judgment would not have a material impact on cash and investments or liquidity.

Item 2. Changes in Securities and Use of Proceeds

Successor Rights Agreement

            On October 26, 2001, Borland’s Board of Directors approved and adopted a successor stockholder rights plan under which all Borland stockholders on the record date for the rights distribution will receive rights to purchase shares of Borland’s Series D Junior Participating Preferred Stock, a newly-authorized series of preferred stock.

            The terms of the new rights plan are substantially similar to the terms of Borland’s existing rights plan which is due to expire later this year. The record date for the distribution of the rights will be the close of business on December 20, 2001 or, if earlier, the date on which the existing rights are redeemed. Under the new rights plan, the rights will be distributed as a non-taxable dividend and will expire ten years from the record date. In general, the rights will be exercisable only if a person or group acquires 15% or more of Borland’s common stock. If a person or group acquires 15% or more of Borland’s common stock while the rights plan remains in place, all rights holders, except the acquiror, will be entitled to acquire Borland common stock having a value equal to two times the exercise price of the rights, which has been set at $80.

            The rights will trade with Borland’s common stock, unless and until they are separated upon the occurrence of certain future events. Borland’s board of directors may terminate the rights plan at any time or redeem the rights until ten days after the time a person or group acquires more than 15% of Borland’s common stock

            The rights agreement is filed as Exhibit 1 to Borland’s Registration Statement on Form 8-A which was filed with the SEC on October 31, 2001 and the foregoing description of the plan is qualified in its entirety by reference to such Exhibit 1.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit No.	Description of Exhibit

4

Rights Agreement by and between Borland Software Corporation and Mellon Investor Services LLC, as Rights Agent, dated as of October 26, 2001, (filed with the Commission on October 31, 2001 as Exhibit 1 to Borland’s Registration Statement on Form 8-A and incorporated herein by reference).

            A copy of any exhibit referenced above will be furnished (at a reasonable cost) to any stockholder of Borland upon receipt of a written request. Such request should be sent to Borland Software Corporation, 100 Enterprise Way, Scotts Valley, California 95066-3249, Attention: Lynne Farris, Director of Investor Relations.

B. Reports on Form 8-K

During the quarter ended September 30, 2001, Borland did not file any Current Reports on Form 8-K with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BORLAND SOFTWARE CORPORATION (Registrant)

Date: November 13, 2001

/ s / Frederick A. Ball

Frederick A. Ball Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)