Form 10-K
period 2001-12-31
BORLAND SOFTWARE CORP
filed 2002-03-29
CIK 853273

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                          Commission File No. 0-16096

                               -----------------

                         BORLAND SOFTWARE CORPORATION
            (Exact name of Registrant as Specified in Its Charter)

                      Delaware                 94-2895440
                   (State or Other          (I.R.S. Employer
                    Jurisdiction           Identification No.)
                 of Incorporation or
                    Organization)

           100 Enterprise Way, Scotts Valley, California 95066-3249
              (Address of Principal Executive Offices) (Zip code)

                                (831) 431-1000
             (Registrant's telephone number, including area code)

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS
                               (Title of Class)

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of our common stock on February 28, 2002 was approximately $941,243,056.10. This calculation does not reflect a determination that any persons are affiliates for any other purposes.

   The number of shares of our common stock outstanding as of February 28, 2002 was 68,553,755.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in
Part III of this Form 10-K is incorporated from our Proxy Statement for our 2002 Annual Meeting of Stockholders.

================================================================================

                         BORLAND SOFTWARE CORPORATION

                                   FORM 10-K

                  For the Fiscal Year Ended December 31, 2001

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                    PART I

ITEM 1.  BUSINESS.........................................................   2

ITEM 2.  PROPERTIES.......................................................  26

ITEM 3.  LEGAL PROCEEDINGS................................................  27

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  27

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS..........................................................  28

ITEM 6.  SELECTED FINANCIAL DATA..........................................  29

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS............................................  30

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......  56

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  58

ITEM 9.  CHANGES IN AND/OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.........................................  58

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  59

ITEM 11. EXECUTIVE COMPENSATION...........................................  59

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  59

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  59

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..  60

SIGNATURES................................................................  66

                  A CAUTION ABOUT FORWARD-LOOKING STATEMENTS

   The statements made throughout this Annual Report on Form 10-K ("Form 10-K") that are not historical facts are forward-looking statements and, accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements.

   These forward-looking statements may relate to, but are not limited to, future capital expenditures, acquisitions, future revenues, earnings, margins, costs, demand for our products, market and technological trends in the software industry, interest rates and inflation and various economic and business trends. You generally can identify forward-looking statements by the use of words such as "expect," "estimate," "project," "budget," "forecast," "anticipate," "intend," "plan," "may," "will," "could," "should," "believes," "predicts," "potential," "continue" and similar expressions or the negative or other variations thereof. Examples of sections containing forward-looking statements include the "Strategy," "Strategy in Depth" and other sections of
Part I, Item 1, entitled "Business" and "Our Business and its Evolution" and
Item 7, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described under "Factors That May Affect Future Results and Market Price of Stock" and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission or in materials incorporated by reference. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material and adverse effect on our business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for us to predict new factors, nor can we assess the potential effect of any new factors on us.

   These forward-looking statements are found at various places throughout this Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which unless otherwise indicated, speak only as of the date they were made. We do not undertake any obligation to update or release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K.

                              GENERAL INFORMATION

   We were incorporated in California in 1983 and reincorporated in Delaware in 1989. We maintain our executive offices at 100 Enterprise Way, Scotts Valley, California 95066-3249, and our main telephone number at that location is 831-431-1000. We also maintain a Web site on the Internet at www.borland.com and a community site at http://community.borland.com.

   All Borland brand and product names are trademarks or registered trademarks of Borland Software Corporation, in the United States and other countries. This Form 10-K also contains additional trade names, trademarks and service marks of other companies. We do not intend our use or display of other parties' trademarks, trade names or service marks to imply a relationship with, or endorsement or sponsorship of, us by these other parties.

                      WHERE YOU CAN FIND MORE INFORMATION

   You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (the "SEC"). In particular, please read our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reading Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers (including us) at its web site www.sec.gov.

                                    PART I

ITEM 1.  BUSINESS

Overview

   We are a leading global provider of software development and application infrastructure technologies. Our best in class, standards-based products maintain a large and loyal following of users. Our products address various dimensions of the software application "lifecycle:" development, deployment, integration and management. For development, we offer our JBuilder, Delphi, Kylix and C++Builder products, as well as our recently introduced TeamSource DSP service. Our deployment and integration products include our Borland Enterprise Server family of application servers, including AppServer Edition, VisiBroker Edition and the entry level Web Edition, and our JDataStore and InterBase databases. To manage applications, we offer our Borland AppCenter technology. Our professional services organization provides expert consulting, training and support.

   Our customers are enterprises of many sizes, including individual developers known as the "Borland Nation," small independent software and services firms as well as prominent companies worldwide, including leading companies in high technology, telecommunications and financial services. Many of our customers use Borland technology so that they themselves can create and ship software and system products conforming to high performance specifications. Our principal technology partners include leading technology companies such as Apple, Ericsson, Hitachi, IBM, Intel, Macromedia, Microsoft, Nokia, Rational, Red Hat and Sun Microsystems.

   The key strengths and benefits of our products and services include:

  . Comprehensive Solution. With products and services for the various dimensions of the software application lifecycle--development, deployment, integration and management--we give customers the ability to implement applications critical to their businesses rapidly and effectively, as well as access to one vendor to resolve issues across underlying technologies.

  . Best-in-class and Performance Leadership. When a Borland product is installed, we believe it provides for a user experience that is as good or better than anything available in the marketplace. Our products have won numerous awards and maintain a large and dedicated following of users.

  . Freedom of Choice. Borland products eliminate "lock-in," which is prevalent with solutions from major system vendors. Borland products do not promote one software platform over another; they simply enable all major technology platforms for productive implementation. One key reason our products eliminate "lock-in" is that we provide interoperability between competing technologies.

  . Standards-Based. We aggressively adopt standards whenever possible. As a result, Borland products are standards-based when standards exist or are emerging. Standards promote interoperability and mass adoption of technologies.

  . Simplicity and Control. Borland products simplify the process of developing and deploying applications, improving efficiency and productivity and speeding time to market.

  . Low Cost of Ownership. Borland products lower cost of ownership because they promote productivity and reduce computing infrastructure investment wherever possible. We also accomplish this with small foot-print, highly optimized products.

   Our goal is to leverage these strengths to become the dominant provider of implementation technologies, particularly in areas such as Java and J2EE, .NET, Web Services, Linux and wireless and mobile computing. Key elements of our strategy to achieve this goal include:

  .   Widening our lead in Java products;

  . Promoting platform independence and interoperability, including through Web Services;

  . Leveraging our strategic relationships and partnerships, including in growing areas such as wireless and mobile application development;

  . Targeting large enterprises with our comprehensive application lifecycle management solutions;

  .   Focusing on the needs of our installed base, e.g., the "Borland Nation;"

  . Capitalizing on the strength of the "Borland" brand, with new product and service offerings and through international expansion; and

  . Undertaking selective strategic acquisitions, including those that extend the breadth of our application lifecycle management solutions.

   We support our growth strategy through focused efforts in sales and marketing, including a sales model that combines strong indirect and direct sales efforts, as well as through particular attention to our research and development activities.

Industry Background

   In today's highly competitive business environment, a company's operational success is greatly dependent on the strength of its information technology assets, particularly its software. Enterprises strive to stay ahead of the competition by investing significant resources in new software applications that enhance the productivity and profitability of their operations.

   Because software is fundamental to an enterprise's business, technology to help streamline the software implementation process is a requirement for business success. Software development in particular can be a time-intensive, frustrating and costly process. Speedy and effective development of applications not only saves money, but becomes vital when productivity-enhancing applications are needed to counter the effects of changing business conditions or emerging competitive threats. In this context, technology that simplifies and automates the development process--including an application's design, creation and troubleshooting in one environment--is invaluable. This type of technology is critical to allowing enterprises to produce and install robust, productivity-enhancing applications in a timely and efficient manner. In particular, using multiple, un-integrated development products for various design and development functions increases the amount of time needed to complete development projects because information from one development product must be carried over to another product. Enterprises faced with a long and costly development process may risk seeing the competition acquire a critical edge.

   The growth and expansion of the Internet has further increased the pressure on enterprises to implement new software applications quickly. The Internet has also increased the challenges involved in doing so. Through a variety of means such as e-commerce storefronts, online marketplaces and various forms of Internet communications, the Internet gives corporations the flexibility to revise their products and service offerings frequently and allows organizations to keep up with the growing and changing needs of their customers. However, programming languages best adapted for the creation of e-business applications, particularly modular or object-oriented programming languages such as Java, are sophisticated, and many developers lack the requisite skills and tools to use the power of these languages. In addition, in order to allow applications to scale to numerous users and to protect the integrity of underlying data, e-business applications typically require their own dedicated deployment environments: "application servers" which host a program's core business logic and reside on a "middle-tier" server within a distributed network, between front-end computers with a browser-based graphical user interface, or GUI, and back-end systems including the database. An additional challenge is that e-business applications need to be integrated seamlessly with existing systems and data. Technology that simplifies and automates the process of creating and deploying e-business applications can mean the difference between an enterprise rapidly exploiting the promise of the Internet or being relegated to a legacy of lost opportunity and competitive failure.

   In addition to efficient development and deployment, timely and effective management of applications is also vital to the implementation process. Monitoring and management technology provides critical insight into the responsiveness of applications to the performance demands of the enterprise and the Internet. Such technology also preserves the integrity of applications for future modification and extension.

   Several other recent or emerging trends further highlight the overwhelming need for technology to help streamline application software implementation for enterprises:

  . Like the Java platform, the emergence of new platform technologies, including Linux as an open and cost-effective alternative to the proprietary Windows or Solaris operating systems, has created the need for products to simplify these new technologies for use by unfamiliar developers. Products that both facilitate development to new platforms like Linux as well as provide capabilities for re-purposing existing software code for deployment to such platforms are a particularly vital resource.

  . Technology that facilitates interoperability is the essence of the emerging paradigm of Web Services. With Web Services, dynamic software components and applications from disparate platforms and systems are delivered via the Internet, interconnecting businesses. Technology to assist in integrating Web Services components, as well as creating them, deploying them to particular platforms and sharing them over the Internet, is increasingly in demand.

  . With enterprises implementing mobile strategies and telecommunications carriers rolling out new services, sophisticated software applications are being extended to mobile and wireless devices. The variety of these devices is substantial, creating a need for technology that permits companies to develop and deploy mobile and wireless applications efficiently without worrying about differing technical and physical characteristics.

  . Increasingly complex software components--such as pre-written, reusable, combinable building blocks of Java software code known as Enterprise JavaBeans, or EJB--have created a need for technology to ease assembly and maintenance of these components. Development, deployment and maintenance of scalable enterprise-level applications using EJBs has significant potential benefits, but is challenging.

  . Shifting or evolving technology standards makes compliance challenging, creating a need for technology that automatically enables applications in development for the latest industry standards. These standards include extensible markup language, or XML, for enabling components as Web Services, wireless application protocol, or WAP, for wireless applications, Java 2 Platform, Enterprise Edition, or J2EE, for enterprise applications in Java and the subtly varying approaches to these and other standards used by a host of different technology vendors.

  . With companies seeking to enhance their returns on existing technology investments, application and systems integration is necessary but is among the most complex and costly parts of the software implementation process. Technology facilitating interoperability among new platforms and between new platforms and functioning legacy systems helps companies overcome these challenges.

   To be effective, implementation solutions must provide simplicity and control, allowing companies to leverage emerging technologies and standards rather than be constrained by them. Effective implementation solutions must also be complete, providing technologies for each of the development, deployment, integration and management phases of the implementation process. Effective implementation solutions must be platform-neutral and facilitate interoperability, allowing for maximum flexibility and freedom of choice in an increasingly cross-platform world. Effective implementation solutions must also provide for lower cost of ownership and enhanced return on investment. These implementation solutions can help enterprises truly realize the profitability-enhancing potential of innovation.

Our Business and its Evolution

   As a leading global provider of technology for the rapid and effective implementation of software applications, we enable enterprises to realize the profitability-enhancing potential of innovation. By delivering comprehensive "best-in-class" technology solutions dedicated to interoperability, we allow enterprises of all sizes to move into Web-based computing while leveraging their legacy systems. From Fortune 1000 companies to the Borland Nation, we provide our customers the freedom to develop applications, deploy them on most major platforms, and integrate and manage them across the enterprise. Our solutions, including for the high potential growth areas of Java, Linux, Web Services and wireless, are designed to enable organizations to increase productivity and deliver higher performance projects faster and on budget, while lowering total cost of ownership.

   Our history highlights our long-standing focus on delivering effective and dependable application software implementation products. We have pioneered many new product categories and have continually refined our technology and offerings to meet the evolving demands of business environments. As an early mover in the software development space, Borland led C and C++ development and launched one of the first full-featured integrated development environments ("IDE") for the personal computer, or PC, Turbo Pascal. Turbo Pascal made possible the commercial development of PC applications. Later, in 1993, we were the first to market with a complete shrink-wrapped client/server development solution, the Borland Client/Server Pack. In 1995, with the widespread adoption of the Microsoft Windows operating system, we introduced Delphi, another pioneering technology. Delphi combined the Rapid Application Development, or RAD, benefit of visual component-based design with the power of a native code compiler and scalable database access. Then we combined this RAD feature with our C/C++ compiler to create the most productive enterprise C++ development platform, C++Builder. In 1997, we began expanding our offerings to serve a broader range of customers, including launching our award-winning Java development environment, JBuilder. JBuilder has become an industry leader for all categories of Java development. Also in 1997, we acquired Visigenic Software, Inc., enabling us to extend our application development expertise to enterprise application deployment. In 2001, we launched Kylix, a software application development environment for the Linux operating system. Kylix simplifies the porting of Delphi-based applications for Windows to the Linux operating system. Within six months, Kylix had become the industry leader in its market. 2001 also saw us introduce more than 20 other new products and/or product releases, including JBuilder MobileSet for wireless applications, Web Services-enabled upgrades to our existing best-in-class development technologies and our hosted developer services platform TeamSource DSP.

   Our current suite of products includes key pieces now required to rapidly and effectively implement software applications critical to our customers' businesses. Our products address the various dimensions of an application's lifecycle: development, deployment, integration and management. For the development phase, our award-winning IDEs include JBuilder, Delphi, Kylix and C++Builder, each focused on a different platform (Java, Windows, Linux and C++, respectively). Within coherent visual frameworks, our IDEs provide easy-to-use aides, templates and utilities for developers to rapidly build and troubleshoot complex software applications. We also offer TeamSource DSP, which includes hosted infrastructure, utilities and services for collaborative distributed development teams. For the deployment and integration phase, our products include the Borland Enterprise Server family of application servers as well as JDataStore and InterBase, our small-footprint embedded databases. Borland Enterprise Server is a high-performance environment for the deployment and integration of e-business applications within distributed networks. Borland Enterprise Server comes in three versions: our AppServer Edition for EJB-based enterprise-level deployments, our midrange VisiBroker Edition based on our award-winning VisiBroker object request broker, or ORB, integration technology, and our Web Edition designed for effective and reliable deployment of JavaServer Pages, or JSPs, and servlets. JDataStore is designed to be embedded in web and mobile applications, while InterBase is intended for desktop and small server applications. To help manage applications, we offer Borland AppCenter, a component-level monitoring solution which integrates tightly with Borland Enterprise Server. Our professional services organization provides consulting, training and support services for all of our software products.

   Key strengths and benefits of our offerings include:

  . Comprehensive Solution. Our portfolio of products and services address various dimensions of the software application implementation "lifecycle"--development, deployment, integration and management. Our IDEs provide developers with frameworks in which to design, build, check, test and debug large-scale applications. Borland Enterprise Server offers a highly reliable, scalable and secure option for deploying and integrating enterprise applications. Borland AppCenter permits our customers to effectively monitor the performance and availability of those applications. On-going support for our products, as well as expert consulting and training, is provided by our own professional services organization. As a result, customers who purchase our offerings can efficiently design, create, debug, test, deploy and maintain applications, with the added benefit of having a single vendor to train personnel and resolve problems as they arise across the underlying technology. Our recently introduced Borland Software Platform for J2EE combines our products into one offering to provide enterprises with a single comprehensive solution for the implementation of their enterprise applications.

  . Best-in-class and Performance Leadership. We believe that the Borland brand is synonymous with quality and performance. When a Borland product is installed, we believe it provides a user experience that is as good or better than anything available in the market place. As a result, our products are favored by professionals at other leading software and technology companies so they themselves can create, ship and deploy high performance products. A critical element of our performance leadership and enhanced user experience is our incorporation of new and emerging technologies. Our JBuilder MobileSet was chosen in 2001 by two leading wireless device manufacturers, Nokia and Siemens, for cutting edge wireless application development on the Java 2 Platform, Micro Edition, or J2ME. In 2001, we also added Web Services capabilities to all our IDEs. Kylix is a pioneering development environment for the emerging Linux platform. In turn, our commitment to innovation, quality and performance has been honored by industry experts worldwide. Our recent product awards include six of the seven JavaPro Reader's Choice Awards at JavaOne in 2001 (JBuilder), Java Development Journal's World Class Award in 2001 (Borland AppServer) and Show Favorite Award at 2001 LinuxWorld Expo (Kylix).

  . Freedom of Choice. Our platform-neutral products give our customers maximum flexibility in their information technology decisions. Our broad line of IDEs allow developers to write to major operating systems, whether Windows, Solaris, Linux or Mac OS. These IDEs allow for applications to work with major databases, whether Oracle, Microsoft SQL Server, Informix, IBM DB2, Sybase and our own JDataStore and InterBase. They also support the leading Web servers, including AOL's Netscape, Microsoft Internet Information Services (IIS) and Apache. For Java implementations, JBuilder supports deployments to all major application servers, including BEA WebLogic, IBM WebSphere, Sun Microsystem's iPlanet and the Borland Enterprise Server. As a result, in general our customers have numerous choices for their systems configurations and are not locked into any particular solution, technology or vendor. In addition, with our VisiBroker technology, the foundation for Borland Enterprise Server, we allow client and server applications to communicate seamlessly across the competing hardware, operating systems and development languages. The result is both a highly flexible and fully integrated solution for software implementation.

  . Standards-Based. A deep commitment to open industry standards is a key reason we can offer maximum flexibility and interoperability to our customers. VisiBroker, for example, is the leading implementation of CORBA (Common Object Request Broker Architecture), the industry standard for enterprise class distributed systems. Another example is that Delphi was the first IDE to provide integral and native support for the Web Services interoperability architecture and its associated standards, including XML and Simple Object Access Protocol, or SOAP. Standards also promote mass adoption of new technologies, and our focus on standards allows us to extend the benefits of these technologies to our customers. As an executive member of the Java Community Process (JCP), a leading standards body, we offered the first EJB compliant implementation through our Borland Enterprise Server.

  . Simplicity and Control. Our products simplify the process of implementing software applications, enhancing control and increasing productivity. One key methodology employed by our technology that improves efficiency is component-based development. Using a visual "drag and drop" interface, developers using our IDEs can combine pre-built, reusable components from our extensive component libraries or even import them from outside sources, including over the Internet through Web Services. Separately, many of the frustrating and time consuming parts of the development process can be done automatically in our IDEs, including the creation and editing of complex code and documentation. Code that is required based on an application's visual design or for particular platform deployments is generated automatically. Documenting the complexities of the development process is also mechanized. With a coherent visual console, our tightly integrated Borland Enterprise Server in turn simplifies deployment, integration and management of resulting applications, particularly those using complex components.

  . Low Cost of Ownership. By enhancing productivity and reducing computing infrastructure investment wherever possible, our products lower the cost of ownership of technology which then saves our customers money. As a result, customers can channel scarce resources on growing their businesses. Our comprehensive solution streamlines the implementation process through the various dimensions of the application lifecycle. Our integration technology helps companies make the most of their past investments, enabling new and legacy technologies to co-exist productively and allowing our customer to move into Web-based futures without having to abandon their past. Finally, our small print, highly optimized products fit seamlessly into our customer's environments.

Strategy

   Our goal is to extend our leadership position to become the dominant provider of technology solutions for the rapid and effective implementation of software applications, particularly in areas such as Java and J2EE, .NET, Web Services, Linux and wireless and mobile computing. Key elements of our strategy to achieve this goal include:

  .   Widening our lead in Java products;

  . Promoting platform independence and interoperability, including through Web Services;

  . Leveraging our strategic alliances and technology partnerships, including in growing areas such as wireless and mobile application development;

  . Targeting large enterprises with our comprehensive application lifecycle management solutions;

  .   Focusing on the needs of our installed base, e.g., the "Borland Nation;"

  . Capitalizing on the strength of the "Borland" brand, with new product and service offerings and through international expansion; and

  . Undertaking selective strategic acquisitions, including those that extend the breadth of our application lifecycle management solutions.

Strategy In Depth

   The following is a detailed overview of our strategy:

   Widen lead in the Java market. We intend to grow our revenues by focusing on Java and Java-based implementation technologies. With industry surveys showing that more than 40% of developers are using JBuilder, we are already a leading player in this growing market. Still, if we can continue to enhance JBuilder's performance and functionality and leverage our strong reputation in the developer community, we believe we can extend JBuilder's leadership position in this market as well as capture additional new Java developer seats. New seats are expected to be significant: according to IDC, an independent research firm, Java developer seats are expected to increase from 1.3 million in 2001 to 4.4 million in 2003, growing from 13% of the developer universe to approximately 33% of developers. In addition, based on our experience, numerous existing Java developers often cling to basic text editors for assistance and do not use any development technology at all. We believe these developers would experience dramatic improvements in efficiency and time to market using JBuilder's integrated suite of productivity tools and wizards. In 2001, we introduced JBuilder 6, which includes robust new design and testing features, and also added innovative mobile and Web Services capabilities. We believe that this additional functionality helps solidify our Java development leadership relative to the current competition, which we believe either lags us technologically, remains more focused on the non-software parts of their businesses, or has limited financial resources to keep up with us going forward.

   The fact that Java and Java standards are still evolving is, we believe, a critical advantage for us as we also target the broader Java implementation market. We plan to leverage our core competency, development expertise, to spur demand throughout our comprehensive product line. While high quality upgrades of JBuilder will be needed to allow developers to capture the benefits of the language's evolving standards and usability, effectively using these new Java applications will require products and upgrades throughout the lifecycle, including tightly linked deployment products facilitating front- and back-end integration. For example, the recent emergence of J2ME as the programming platform of choice for wireless application software development gives us the opportunity to offer wireless capabilities--through our JBuilder MobileSet plug-in to JBuilder, coupled with a tightly linked Borland Enterprise Server for deployment--to both current customers as well as an extensive new developer audience. We envision a future in which implementation technologies will be necessary to support Java development and deployment to a wide variety of future devices and appliances. Our active influence on Java's evolution and direction through our participation in key Java industry groups, including as an executive member of the Java Community Process (JCP), will help us shape this future and benefit from Java's spread and proliferation through our product line.

   Promote platform independence and interoperability, including through Web Services. Our focus on Java implementation products underscores our commitment to technology independence, as Java applications run on most major operating systems with little additional configuration. By focusing on neutrality and independence, we believe we maximize our opportunity for success regardless of which programming platform or operating system emerges as a market leader. Also, by facilitating cross-platform development and interoperability, we enable change and are positioned to profit from it as applications are developed and deployed on new platforms. Our strategic focus on the Linux market through our Kylix product is consistent with this approach. Linux is an open source alternative to the proprietary Windows or Solaris operating systems, with significant potential for cost savings as well as improvements in speed and stability. Key hardware vendors have endorsed Linux, including IBM and Sun Microsystems. And with the compiler contained in our Kylix IDE, developers can more efficiently create single source code applications that run on both Linux and Windows, capturing the advantages of Linux while leveraging existing Windows-based applications and systems. We believe that products that facilitate efficient development on Linux represent a key revenue opportunity, and we intend to take advantage of this opportunity.

   Our Web Services initiative demonstrates still another important way we intend to benefit from our commitment to platform independence and interoperability. Under the Web Services interoperability architecture, applications and application components residing on disparate platforms and systems are connected over the Internet. Business processes can be discovered and run over the Internet using pervasive and standards-based technologies. We believe that the possibilities offered by Web Services--both business and technical benefits--are exciting, including improved collaboration between partners and new uses for legacy systems and applications. By providing the critical capabilities to build and deploy applications conforming to Web Services standards, we allow companies to both produce Web Services and to use them in their applications. And the Web Services shift itself is consistent with our overall strategy: Web Services remove the technical distinctions between applications and gives customers flexibility in their information technology implementation decisions. As a result, we believe our products occupy a key position in the Web Services shift. With the Gartner Group estimating that almost 50% of all projects going forward are expected to use both Java and Microsoft .NET, we believe there is a significant market opportunity for us to connect these platforms through Web Services. Most major Borland development and deployment products--JBuilder, Delphi, Kylix, C++Builder and Borland Enterprise Server--are now shipping with built-in Java and .NET interoperability through Web Services, and we plan to continue to enhance the Web Services capabilities of these products to capitalize on this promising cross platform opportunity.

   Leverage strategic relationships, including in growing areas such as wireless applications. Because of our commitment to independence and freedom of choice and our role as a provider of enabling technology for development and deployment to a variety of platforms, we believe we also have another critical advantage: an opportunity to partner with industry leaders who adroitly view our best-in-class solutions as necessary to promote and enhance development on their technologies and platforms. As a result, we have access to a number of additional customer markets that we intend to penetrate, as well as important emerging technologies. Under our strategic relationship with Nokia, for example, Nokia is recommending JBuilder as the preferred IDE for the development of wireless Java applications on its mobile platforms, opening up numerous additional sales opportunities for us in the potentially high growth market for wireless application development. Consistent with our goal to maintain platform independence, including to enable Java and .NET interoperability, we also maintain close relationships with both Sun Microsystems and with Microsoft. For example, in addition to maintaining Java licensing arrangements with Sun, we participate closely with Sun in a number of Java industry groups, including the Java Community Process and JavaOne. In addition, since June 1999, when we entered into a comprehensive set of technology and licensing agreements with Microsoft, Microsoft has been an important partner for us. For example, we license Microsoft Foundation Classes and the Windows Software Development Kit, or SDK, for shipment with our C++ products, while Microsoft licenses from us a number of our key patents. Other highly visible leading technology companies with whom we maintain close working relationships include Intel and IBM.

   In addition to these relationships, we are entering into joint development and co-marketing arrangements in order to directly leverage our partners' technical expertise and strong brand recognition. In 2001, we introduced JBuilder MobileSet, Nokia Edition, for mobile and wireless Java development on Nokia's devices and anticipate additional such co-marketed products tailored to the specifications of particular developer audiences. Similar strategic partnerships also include bundling arrangements, such as with Rational wherein we bundle Rational products in our Borland Enterprise Studio offerings. Combining the best-in-class modeling capabilities of Rational Rose with JBuilder or with Delphi, gives our Borland Enterprise Studio customers comprehensive design, development and deployment platforms. Borland Enterprise Studio for Java also comes with a development license for Borland Enterprise Server and comes optionally bundled with the award-winning Macromedia Dreamweaver UltraDev for accelerated Web development. Additionally, we have original equipment manufacturer, or OEM, arrangements where our products are incorporated into products marketed by technology leaders including Oracle, I2 Technologies and Business Objects. Many of our OEMs use Borland Enterprise Server to enhance their own products' scalability. We will continue to seek to enter into additional such relationships in order to drive revenue and increase our customer base.

   Target the enterprise with comprehensive solutions. With a value proposition premised on IT flexibility and expanding access to a range of large enterprise customers, including through key recent strategic partnerships, we also believe that we have a significant opportunity to sell our solutions to major global enterprises. Our ability to offer large enterprises a comprehensive, integrated application lifecycle management product set with robust cross platform support is not our only advantage. Because of our position in the IDE market and the architecture of our products, we believe we have other key strategic advantages. For one thing, a number of major global enterprises are already using our IDEs; as a result, we already have strong relationships with various global enterprises. Secondly, as the time between the development and deployment stages of the implementation process is increasingly compressed, the tight integration between our development and deployment environments is increasingly attractive to enterprises. Only a handful of our infrastructure competitors also offer high performance IDEs. Also, relative to those few major competitors that do offer high performance IDEs, we pride ourselves on our products' ability to integrate smoothly into existing environments. As a result, we are in a position to obtain a critical foothold through our IDEs, even if an enterprise is not yet prepared to upgrade their remaining application infrastructure software.

   We believe advantages for us also rest with the architecture and performance of our application infrastructure products, including Borland Enterprise Server and Borland AppCenter, particularly for deployments of large-scale enterprise applications constructed using EJBs. EJB is a framework for setting up Java components that run on a server. Because EJB components can be difficult to create, deploy and manage, high performance products with advanced capabilities are critical to achieving the benefits of EJB. Our Borland

Enterprise Server product has an innovative EJB container to run EJB components, along with advanced partitioning and clustering features, while Borland AppCenter has differentiated EJB component-level monitoring capabilities. Advanced partitioning enables customers to run multiple EJB applications at the same time on the same machine--each within a virtual application server--thereby obviating the need for multiple dedicated servers. In addition to robust EJB support, our Borland Enterprise Server, including our VisiBroker Edition, has a strong CORBA foundation, permitting enterprises to smoothly integrate newly deployed and legacy applications (including those implemented using our development products). Sanctioned by leading industry consortia as the standard architecture for distributed objects, CORBA allows programs at different locations and developed by different vendors to communicate in a network through an "interface broker" or an Object Request Broker (ORB). We believe that CORBA technology is rapidly emerging as a critical and consistent underlying source of J2EE application server scalability, evidenced in part by the OEM demand for VisiBroker. CORBA components also integrate smoothly with EJB. We believe that our history and financial resources--as well as our technology and ability to offer J2EE compliant upgrades through Borland Enterprise Server, AppServer Edition--give us significant advantages over the limited competition in the CORBA application server market.

   In 2001, we had nine revenue transactions of over $1,000,000, including transactions for Borland Enterprise Server, JBuilder and VisiBroker, which compares favorably to the five such transactions in 2000. Elements of our comprehensive strategy to continue to successfully market the range of our products into large enterprises involve:

  . tightly linking our products with market leading JBuilder to create a "pull through" effect, including demonstrating the performance advantages of our deployment products to our loyal developer customers (JBuilder Enterprise, for instance, includes a Borland Enterprise Server development license to enable developers to develop and test their applications in run time environments);

  . marketing our aggressively-priced Borland Enterprise Server, Web Edition, to non-developer decision-makers in order to gain an entry to demonstrate to them the strengths of our deployment technologies;

  . targeting verticals such as financial services, technology and telecommunications where we have traditional strength and experience and where the performance advantages of our products--including reliability, security, scalability and extensibility--are particularly important;

  .   continuing to expand and strengthen our direct sales force;

  . leveraging key relationships, including with major systems integrators, to obtain access to additional new enterprise accounts and verticals, including large local, state and federal government accounts;

  . marketing through our own consulting engagements and professional services staff;

  . strategically utilizing feedback we gain through technical support services, including to improve our products;

  . synchronizing the release cycles for our development and deployment products; and

  . introducing additional complete solution offerings, such as the Borland Software Platform for J2EE.

   Focus on the needs of our installed base. Our strategic focus on the large enterprise market does not mean we overlook our core individual developer constituency. To the contrary, we intend to continue to nurture and grow this constituency--the Borland Nation--which we believe is among the most loyal and extensive installed bases in the software industry. The basic requirements of the Borland Nation are dependable high performance products that improve developer productivity and efficiency. In order to maintain and grow the Borland Nation, we must listen carefully to its members and address their needs. This includes both the development of products centered around emerging technologies, such as the introduction of Kylix or JBuilder MobileSet, as well as timely, dependable upgrades to our existing products, particularly Delphi and C++Builder. In 2001, we introduced over 20 new products or upgrades, including significantly enhancing the quality and flexibility of our existing technologies with the addition of innovative Web Services capabilities, and we intend to continue to focus on improving the performance of our products in order to best serve these loyal customers and grow our revenues. We have announced, for instance, that our C++ environment is anticipated to support development to Symbian-based mobile phones and that our development products will include support for the Microsoft .NET platform.

   We facilitate responsiveness to the Borland Nation through dedicated personnel--such as our Vice President of Developer Relations, David Intersimone--as well as our community Web site and our annual user conference dubbed "BorCon" (Borland Conference). A member of our team since Borland's earliest days, David I., as he is known, is responsible for the Borland Community Web site, an online community that allows software developers to communicate, collaborate and gain access to unique content and feedback. David
I. works closely with professional programmers and user groups, as well as Fortune 1000 customers, to conduct technical presentations and to ensure that important needs and requirements are folded into our product plans and supported through the technical press. David I. also chairs BorCon. BorCon, which we believe to be one of the best-attended user conferences in the software industry, is a spectacular display of enthusiasm and excitement for our products and our product development team. At BorCon, we conduct seminars, training sessions and certification exams for our products, as well as host a number of special events on subjects including emerging product initiatives and industry trends. This keen focus on the installed base actually furthers our enterprise strategy, in addition to giving us access to the ideas and creativity of a range of talented developers. As members of the Borland Nation take positions in Fortune 1000 enterprises, they introduce the products they are committed to and have been trained on--Borland products--into the enterprise. This "bottom-up" approach seeds the enterprise and provides a key advantage over our competitors as we simultaneously pursue a "top-down" enterprise-level direct sales strategy.

   Capitalize on our brand, including through international expansion. Constant attention to our installed developer base and their basic needs is the reason we believe the Borland brand is among the most respected brands known to software professionals worldwide. We believe that Borland stands for quality, performance and innovation, for solutions that enable developers to increase productivity and deliver high performance projects faster and on budget, while lowering total cost of ownership. A critical underpinning of all elements of our strategy--whether delivering high quality product upgrades to our installed base or providing comprehensive e-business implementation solutions to large global enterprises--is to capitalize on the "Borland" brand. Internationally, in particular, we believe we have a significant and emerging opportunity to capitalize on the strength of our brand, particularly as our core vertical markets--trained professionals in industries such as high technology, financial services and telecommunications--naturally expand with growth and economic development. While our international sales were $134 million in 2001, accounting for 60% of our revenue, we intend to continue to focus aggressively on global markets in order to grow our international sales.

   One approach we are using to grow our international sales is targeted expansion into particularly promising markets. In 2001, for instance, we opened our first sales office in China. In addition to being a large market for IT hardware, software and related services, China recently announced the conversion of all government systems to the Linux operating system. Our market leading IDE for development on Linux, Kylix, could potentially provide us with a significant competitive advantage in China. Improvements in piracy enforcement in China, while minor compared to the enforcement environment within the U.S. and other western countries, are encouraging to us as well. Recently, we have also expanded into the developing high technology markets of India, South Korea and Sweden. A related approach we are using is to seek close relationships with foreign governments, such as China, who we believe view adoption of IDEs such as JBuilder or Kylix in their countries as important to increasing the productivity and size of their own developing high tech industries. A third tactic we are employing is to proactively work to augment opportunities in potentially large international markets by providing key underlying infrastructure and professional training. To that end, we recently acquired Advanced Training Center Ltd. (ATC), a Brazilian IT training company, in order to proactively enhance software development skills in the burgeoning Latin American market. Finally, where the return on investment is clear to us, we also intend to undertake increased direct marketing--both internationally as well as domestically--in order to continue to extend our brand and our brand's reputation to key decision-makers outside the professional software community.

   Undertake selective strategic acquisitions, particularly those extending the breadth of our lifecycle solutions. As highlighted by our acquisitions of ATC and VMGear, our strategic objectives can be advanced through carefully considered and opportunistic acquisitions, and we intend to consider additional such acquisitions that give us resources to grow our company. Acquisitions that improve the range and depth of our application lifecycle solutions are a key area of focus, particularly those that extend our leadership and give us access to promising and complementary new technologies, research and development talent and customers. Our acquisition in January 2002 of Redline Software, Inc., or VMGear, is a case in point, allowing us to extend our footprint into another phase of Java application lifecycle management--performance assurance tools--as well as strengthening our Java research and development capabilities. Performance assurance differs from de-bugging in that it provides real time interactive analysis of the developer's code, proactively searching for and addressing bottlenecks. By giving developers this critical capability, VMGear's Optimizeit technology enhances the performance of our own IDEs. This acquisition fits squarely within our value proposition of increasing developer efficiency and productivity. For these reasons--and also because it is already used in a number of enterprise accounts including Borland--we believe that the addition of VMGear's sophisticated technology directly supports the enterprise penetration potential for JBuilder.

   Another example of a strategic acquisition that extended the range and breadth of our application lifecycle management solutions was our acquisition of Bedouin, Inc., a Chicago-based software company, in November 2000. With our recently introduced TeamSource DSP, the acquisition enables us to provide distributed developer teams with critical underlying hosted lifecycle infrastructure, including source code management and version control, messaging and security functionality. We view a position in the nascent hosted development services, or HDS, market as particularly helpful in promoting further adoption of our IDEs, as distributed development teams look to their online infrastructure for tools and development support. Going forward, we will consider acquisitions of appropriately priced, easily integratable targets such as VMGear, Bedouin and ATC that provide us with additional resources to grow our company, expand our customer base, leverage the "Borland" brand and meet our strategic objectives. These could include, for example, strategic application infrastructure acquisitions as well as the development products businesses or assets of larger companies whose non-development heritage prevents such companies from exploiting the full potential of such products.

Recent Initiatives in Web Services and Wireless

   Consistent with our growth strategy, we recently expanded on our initiatives in Web Services and wireless and mobile computing:

   Web Services. In 2001, we announced our commitment to the emerging Web Services architecture and standards. Web Services are business processes that can be accessed and run over the Internet using pervasive and standards-based technologies. Using Web Services, all elements of the business supply chain--employee, customers and suppliers--can be connected seamlessly, efficiently and flexibly. Web Services interconnect applications from completely different hardware platforms, such as mainframes, application servers and Web servers. Web Services also support connections among disparate software platforms, such as Windows, Linux, Java and Unix.

   As a leader in application development products and platform independent technologies, we believe we are uniquely positioned to enable the development of Web Services and therefore to promote and profit from adoption of this promising technology. In particular, since major commercial proprietary platform vendors have incorporated Web Services as key parts of their overall strategies--Microsoft's .NET and Sun Microsystems' ONE--we believe we have a significant market opportunity to leverage our cross platform strengths to permit the sharing of Web Services between developers on both of these platforms. Gartner Group estimates that nearly 50% of all enterprise projects will involve both Java and .NET. All major Borland development and deployment products currently support Java and .NET interoperability through Web Services, and additional product announcements furthering this effort are planned for 2002.

   Our Web Services efforts over the last year have included the successful launch of Delphi 6, providing pioneering support for Web Services for development on the Windows platform. Delphi 6 helps users build applications that support Web Services specifications, including XML, SOAP and WSDL (Web Services Description Language), through a fully integrated set of visual tools and a library of re-usable Web Services-enabled software components. With
Delphi 6, users can both use, or "consume," Web Services in their applications under development, as well as create and share, or "expose," components and applications that themselves are Web Services. The IDE both enables developers to create Web Services from scratch, as well as Web Services-enable existing legacy applications. Delphi 6 supports emerging Web Services-based platforms, ..NET and BizTalk from Microsoft and ONE from Sun Microsystems. In October 2001, Kylix 2 was introduced, providing Web Services support for enterprise-class applications built on the Linux platform. In December 2001, as part of our Web Services strategy for the Java platform, we also announced the availability of the Borland Web Services Kit as a plug-in to JBuilder. Our Web Services strategy for Java also includes support for Web Services through our Borland Enterprise Server. Borland Enterprise Server allows developers to both connect and host newly developed Web Services, as well as extend CORBA and EJB applications as Web Services. As part of our ongoing commitment to offer best in class technology solutions and proactive effort to advance promising markets, in 2001 we also began offering interactive training courses, seminars and other events specifically covering Web Services development.

   Wireless and Mobile. Through recent new product introductions and partnerships with leading technology companies, we have also extended our reach and expertise into the emerging field of mobile and wireless application development. We believe that wireless applications are growing in significance and impact. With increasingly sophisticated applications extended to mobile and wireless devices, additional services and more compelling user experiences are now being provided to consumers. In addition, enterprises are increasing employee productivity by extending data and applications to mobile and wireless devices.

   The complexity and variety of mobile devices now emerging is, we believe, an advantage for Borland, as we leverage our development expertise to provide the products that allow developers to concentrate on rapidly creating compelling applications rather than on the intricacies of the devices on which those applications will run. Consistent with our strategic focus on platform neutrality and interoperability, our ultimate intention is to be able to provide development environments across the multiple mobile and wireless platforms now emerging, including Microsoft's Windows CE, Symbian, RIM Wireless Handhelds, Palm, Linux and others. Announced product introductions to date in the wireless market have targeted the market for development in Java. An open standard and a robust platform particularly suitable for the mass market, Java is a useful approach for carriers to implement and distribute mobile services in a fast and cost efficient way. The J2ME platform and its related programming specification for user interface, networking, and messaging support, the Mobile Information Device Profile, or MIDP, allow developers to create small and efficient applications for portable devices, often through the reuse of existing Java code, while providing applications for multiple devices. By targeting the wireless market in Java, we also believe we can further increase the installed base of JBuilder and for our Java-based products, including our deployment products. In addition to Java, we have also announced our intention to enter the markets for mobile development on other platforms such as C++ and are currently engaged in R&D activities with respect to additional platforms as well, including embedded Linux.

   Selected highlights of our recent efforts in the wireless application development market include:

  . License of J2ME. In 2001, we announced our licensing of all currently available components of Java 2 Platform, Micro Edition (J2ME ) technologies from Sun Microsystems. According to the specifics of the licensing agreement, we licensed all currently available components of Sun's J2ME technology, including the Connected Limited Device Configuration (CLDC), Mobile Information Device Profile (MIDP) and PersonalJava components. Together, the CLDC and the MIDP provide a complete J2ME application runtime environment targeted at mobile information devices such as cell-phones and two-way pagers. The PersonalJava platform targets applications for home, office and mobile consumer devices.

  . Introduction of wireless application IDEs. In 2001, we announced the availability of our first IDE specifically targeted at developers of mobile and wireless applications, JBuilder MobileSet. In January 2002, we announced JBuilder MobileSet 2. In conjunction with JBuilder, JBuilder MobileSet enables companies to more easily build, debug and deploy applications to a wide range of Java-enabled devices. Together, the products include visual design tools for creating mobile applications, as well as all of the standard features offered with JBuilder. Enhancements in JBuilder MobileSet 2 include Over the Air (OTA) provisioning capabilities and enhanced vendor device support. Mobile IDEs supporting development on other platforms, including Borland C++Builder MobileSet, are currently intended for release in 2002.

  . Nokia partnership. In 2001, we announced a technology partnership with Nokia. Under our partnership with Nokia, Nokia has agreed to recommend JBuilder as the preferred IDE for the development of wireless Java applications on its products. In turn, through JBuilder MobileSet, we provide support for application development on Nokia's wireless platforms, including the Symbian-based Nokia Series 60 Platform. In addition, we are currently planning that our C++Builder MobileSet, when released, will support the Nokia Series 60 Platform. Together, we also announced the release of JBuilder MobileSet which includes customized support for the Nokia Developer's Suite for J2ME and is fully integrated with JBuilder 5 and 6, to support software development for Nokia's Java-enabled phones, including the Nokia 9210 Communicator. Available for download through the Forum Nokia Web site, JBuilder MobileSet, is currently being distributed by Nokia to other device manufacturers, enabling developers to standardize on one environment for the development and deployment of Java applications across devices from multiple manufacturers. Our collaboration with Nokia aims to advance the market for wireless application development on platforms that expand Java technology to mobile and wireless devices. In the wireless area, we also established technology partnerships in 2001 with Siemens and Motorola.

Products and Services

   We offer leading products and services for addressing various dimensions of the software implementation process--development, deployment, integration and management. Innovation, quality, performance, ease of use and interoperability are the hallmarks of our products. Our products provide key pieces necessary for enterprises to implement applications critical to their business rapidly and effectively. For the development phase, we offer our JBuilder, Delphi, Kylix and C++Builder IDEs, as well as our hosted TeamSource DSP service. Our deployment and integration products include our Borland Enterprise Server line of application servers, including Borland Enterprise Server, AppServer Edition for high end EJB deployments, VisiBroker Edition to facilitate legacy integration and our recently introduced Web Edition for JavaServer Pages
(JSP)/Servlet-based application deployments. Our deployment products also include JDataStore, an embedded database for web and mobile applications, and InterBase, our high-performance embedded SQL database. To manage applications, we offer Borland AppCenter, a visual distributed application management solution.

Application Development JBuilder family, including Borland Enterprise Studio for Java and Optimizeit
                        Delphi, including Borland Enterprise Studio for Windows
                        Kylix
                        C++Builder
                        TeamSource DSP
Application Deployment  Borland Enterprise Server (AppServer, VisiBroker and Web Editions)
and Integration         JDataStore
                        InterBase
Application Management  Borland AppCenter

   We also provide expert training, consulting and support services through our dedicated professional services organization. In addition, we provide service and support for software developers worldwide through an online developer community and an e-commerce site, http://community.borland.com, which offers a range of technical information, value-added services and third-party products.

   The following are descriptions of our key product and service offerings:

Development

   JBuilder Family

   JBuilder. JBuilder is our award winning comprehensive set of visual development tools and wizards that enable programmers to rapidly deliver reliable and scalable applications written entirely in the Java programming language. JBuilder supports the latest Java technologies and standards, including applets, servlets, JavaBeans, EJB and distributed CORBA applications for the Java 2 platform. JBuilder features a two-way visual designer to enable developers to easily create conventional and Enterprise JavaBeans based on an application's design. Other features include a project manager, code editor, advanced debugger and rapid compiler. JBuilder also includes an extensible team development environment that simplifies the concurrent management of source code for large distributed teams.

   In November 2001, we began shipping JBuilder 6. Key enhancements available in JBuilder 6 include capabilities for Unified Modeling Language (UML) code visualization, refactoring, unit testing and documentation. UML visualization functionality allows programmers to browse diagrams of their applications to identify interdependencies in the software code and potential problems. Refactoring prevents particular physical code alterations from changing the underlying logic of an application, including ensuring that references to the altered items are automatically updated. Unit testing functionality allows developers to create test cases for different parts of applications. Documentation tools automate the generation and editing of documentation according to Java standards. JBuilder 6 comes in Enterprise, Professional and Personal editions. Key features of JBuilder 6 include:

  .   two-way visual EJB designers to easily create reusable Enterprise
      JavaBeans;

  . UML code visualization, refactoring, unit testing, and documentation tools;

  .   productivity features to support extreme programming;

  . tight integration with Borland Enterprise Server, BEA WebLogic, IBM WebSphere, and Sun Microsystem's iPlanet application servers;

  .   Windows, Linux, Solaris, and now Mac OS X platform compatibility; and

  . standards compliant, including Java 2, Java 2 Swing/JFC, XML, Java2D, Java collections, message queue, accessibility APIs, JavaBeans, JDBC, EJB, JSP/Servlets, serialization, inner classes, remote method invocation, Java native interface, and Java archives.

   Borland Enterprise Studio for Java. JBuilder is the core technology in our Borland Enterprise Studio for Java offering, an enterprise-focused suite combining capabilities for modeling, development and deployment of business and e-commerce solutions. Borland Enterprise Studio for Java combines JBuilder with the design and modeling capabilities of Rational Rose and the team productivity and software best-practices framework of Rational Unified Process. Borland Enterprise Studio for Java also includes a development license of Borland Enterprise Server and is optionally bundled with Macromedia Dreamweaver UltraDev to provide a comprehensive design and development solution.

   Optimizeit. The Optimizeit Suite of performance assurance solutions, which we added with our acquisition of VMGear (Redline Software) in January 2002, integrates with JBuilder. Examples of critical performance assurance functionality offered by Optimizeit include profiling and memory debugging, which eliminates performance bottlenecks and loitering objects in Java code; thread debugging, which detects code deadlocks, stalls and race conditions; and code coverage, which locates and measures untested Java code and identifies and removes dead code. The highly scalable, easy-to-use assurance suite also integrates with the Borland Enterprise Server and other leading Java application servers and development environments, including the J2EE, J2SE, and J2ME platforms. In addition to selling Optimizeit separately, we intend to bundle Optimizeit with Borland Enterprise Studio for Java.

   Web Services Kit for Java. In 2001, we introduced our Web Services Kit for Java as a plug-in to JBuilder, for SOAP, UDDI, and WSDL implementations. The kit includes wizards to generate Java code from WSDL and to generate WSDL from Java code, a UDDI Explorer, and deployment support to expose Web Services using Tomcat and the Apache Axis implementation of the SOAP standard. The UDDI Explorer allows developers to browse UDDI servers to find appropriate Web Services to consume. The kit does not require a separate runtime environment.

   JBuilder MobileSet. Fully integrated with JBuilder, JBuilder MobileSet is a J2ME compliant environment supporting software development for Java-enabled mobile and wireless devices. Together, JBuilder and JBuilder MobileSet include visual design tools for creating mobile applications, device emulation and debugging, as well as all of the standard features offered with JBuilder. The MobileSet development environment facilitates the building of J2ME applications using the Mobile Information Device Profile (MIDP) and Connected Limited Device Configuration (CLDC) platforms. These platforms together provide a complete J2ME application runtime environment targeted at mobile devices such as phones and personal digital assistants (PDAs). In January 2002, we introduced JBuilder MobileSet 2, which includes enhanced vendor device support, over the air (OTA) provisioning and an enhanced MIDP designer. OTA provisioning capabilities allow developers to upload files to an FTP server, as well as download, install and remove MIDlet Suites.

   Delphi, Kylix and C++Builder

   Delphi. Delphi is a high-performance, rapid application development, or RAD, tool used to build and deploy cross-platform Windows/Linux GUI, database, Web server, and Web Services applications that simplify e-business integration across diverse platforms among customers, suppliers, business partners and employees worldwide. The Delphi product combines visual productivity tools, a component library and a high-performance compiler so that software developers can build high performance software applications more quickly than with conventional programming tools. Developers can build, customize and reuse components, or choose from over 200 different components in the Delphi Visual Component Library (VCL). Delphi also includes over 20 ready-to-use Internet components to build Internet functions such as Web, ftp, mail and newsgroups into an application. In May 2001, we began shipping Delphi 6. Selected features of Delphi 6 include:

  .   XML/SOAP Web Services capabilities;

  . support of leading Web application servers, including Apache, Netscape and Microsoft Internet Information Services (IIS); and

  . connections with major databases, such as Oracle, Microsoft SQL Server, IBM DB2 and Informix, Sybase and our own InterBase, through industry standard Web Services and XML, DCOM, or CORBA.

   Borland Enterprise Studio for Windows. Delphi is the core technology in our Borland Enterprise Studio for Windows offering, an enterprise-focused suite combining capabilities for modeling, development and deployment of business and e-commerce solutions. Borland Enterprise Studio for Windows combines Delphi with the design and modeling capabilities of Rational Rose and the team productivity and software best-practices framework of Rational Unified Process. Bold for Delphi, from Boldsoft, links these technologies, completing the Model Driven Architecture (MDA) of Borland Enterprise Studio for Windows.

   Kylix. Kylix is the number one Linux IDE according to Evans Data Developer Survey 2001 for building rapid application development solutions for the Linux operating environment. The implementation mirrors our

Delphi and C++Builder development paradigms, but is implemented to generate native code and native look-and-feel applications for the Linux operating environment. A pioneering product, Kylix was announced in January 2001, and, in October 2001, we began shipping Kylix 2. When paired with Delphi 6, Kylix users can build single-source applications for both Windows and Linux; Kylix's Component Library for Cross-platform development (CLX) allows applications to compile as easily for Windows (using Delphi 6) as for Linux (using Kylix 2). Also, if existing legacy applications have been developed with the Visual Component Library (VCL) of Delphi, minimal redevelopment is required to move applications to CLX. Selected features of Kylix 2 include:

  .   XML/SOAP Web Services capabilities;

  . interoperability with e-business solutions, such as Oracle, IBM DB2 and Informix, MySQL, PostgreSQL/Red Hat Database, and InterBase, through industry standard Web Services and XML, DCOM or CORBA; and

  . CORBA support for building high-performance, rich GUI clients for Borland VisiBroker.

   C++Builder. C++Builder delivers REAL ANSI/ISO C++ for the power and performance developers need to build and deploy cross-platform-ready Windows/Linux GUI, database, Web server, and Web Services applications that simplify e-business integration across diverse platforms among customers, suppliers, business partners, and employees worldwide. The C++Builder product combines visual productivity tools, a component library and a high performance compiler so that software developers can build e-business applications more quickly than with conventional programming tools. As part of our partnership with Nokia, in 2002 we will be releasing C++Builder MobileSet, a C++ development environment for Nokia's Series 60 Symbian OS-based mobile platform. Selected features of C++Builder include:

  .   XML/SOAP Web Services capabilities;

  . support of leading Web application servers, including Apache, Netscape and Microsoft Internet Information Services (IIS); and

  . connections with major databases, such as Oracle, MS-SQL Server, IBM DB2 and Informix, Sybase and InterBase, through industry standard Web Services and XML, DCOM, or CORBA.

   Developer Services Platform

   TeamSource DSP. Introduced in November 2001, TeamSource DSP is our hosted developer services platform, intended to speed application development by bridging teams distributed across functions, locations and companies. TeamSource DSP enables development teams to save time and money as they collaborate on enterprise applications while worrying less about security and overhead costs. TeamSource fully integrates with our award-winning development and infrastructure solutions.

Deployment and Integration

   Borland Enterprise Server. Our Borland Enterprise Server family of application servers offers a range of functionality to effectively and reliably manage e-business application implementations. The Borland Enterprise Server family includes our AppServer Edition for the large-scale EJB-centric application deployments, as well as our mid-level VisiBroker Edition and entry level Web Edition. The Borland Enterprise Server family integrates tightly with JBuilder, our market leading IDE for Java.

   Borland Enterprise Server, AppServer Edition. The core of Borland Enterprise Server is an application server we formerly marketed as Borland AppServer. Borland AppServer was the industry's first application server product to combine the benefits of J2EE, EJB and COBRA. The highly scalable product provides a strong foundation for deploying enterprise grade applications. It includes support for distributed transactions, security, and messaging, in combination with clustering, load-balancing, and fail-over capabilities. Unique features include advanced Application Server Partitioning technology that enables a server to run multiple programs while optimizing the resources to run each program individually, and an innovative EJB container. Based on COBRA, Borland Enterprise Server, AppServer Edition, integrates heterogeneous back-office systems comprised of ERP, supply chain, database management and legacy systems. In February 2001, we began shipping Borland AppServer 4.5, the latest version of this product.

   In November 2001, we announced the availability of the Borland Software Platform for J2EE, an enterprise-targeted implementation solution combining Borland Enterprise Studio, JBuilder and Borland Enterprise Server. The Borland Software Platform for J2EE provides our customers with a complete solution for the development and the deployment of large-scale enterprise and e-business applications.

   Borland Enterprise Server, VisiBroker Edition.   Borland Enterprise Server,
VisiBroker Edition, is a complete COBRA runtime and supporting environment for developing, deploying and managing distributed, interoperable enterprise applications. The product is founded on VisiBroker, our award-winning Object Request Broker (ORB), and is based on COBRA, which is intended to facilitate development and deployment of distributed enterprise applications that are scalable, flexible and easily maintained. Borland Enterprise Server, VisiBroker Edition, enables Web clients to communicate with software modules, known as objects, written in different programming languages running on different platforms no matter where they reside. Using the product, developers can develop in either the C++ or Java programming language, and all product features are compliant with COBRA 2.4. VisiBroker Edition provides the option to license advanced security features based on industry standards. VisiBroker Edition includes the functionality of our Web Edition with additional COBRA connectivity.

   Borland Enterprise Server, Web Edition. The Web Edition is our Web application server based on the Apache 1.3 Web Server, for effective and reliable development on Servlet and JSP applications. It includes Borland-enhanced versions of the Apache Web Server and the Tomcat Web container, as well as our own JDataStore, a Java database, for caching, session management, and general database needs. Web Server's Web Engine, which integrates the Borland Web Server and Borland Web Container, is also built on VisiBroker. This provides industry-proven load balancing and fault tolerance in a development environment for JSP/servlets, Web applications, and Web Services developed with Delphi.

   InterBase. InterBase is a powerful, high-performance SQL database designed to be embedded into applications running on the Windows, Linux and Solaris platforms. InterBase provides robust relational database solutions to meet the business-critical embedded database needs for value-added resellers and application developers. In July 2000, we open-sourced InterBase software version 6.0. In March 2001, we released commercial versions of InterBase 6, for Linux, Windows and Solaris environments, and in December 2001, released InterBase 6.5. Selected new features on InterBase 6.5 include a security feature that protects the metadata from modification by unauthorized users, VLDB (Very Large Database) support, and a feature which allows InterBase developers to generate XML documents directly from InterBase. InterBase 6.5 also adds IBConsole, an integrated GUI front-end for InterBase command line tools. InterBase 6.5 comes bundled with our IDEs, and is also available in commercial server, desktop and open-source versions.

   JDataStore. JDataStore is a Database Management System written entirely in Java offering true platform independence and scalability in a fully integrated development environment. JDataStore features replication/synchronization with any database, SQL and direct navigational access, as well as transaction management and crash recovery. Delivering high performance, a small footprint and virtually zero administration, JDataStore is suitable for embedded, Web and mobile database applications.

Management

   Borland AppCenter. Borland AppCenter is our management solution designed to enable customers to model, monitor and manage component-based application servers, including managing complex applications down to the component level. Borland AppCenter's application-centric model allows the monitoring of the various interactions between objects and components and understands relationships such as dependency, containment, grouping, scalability and fault tolerance. Borland AppCenter can perform actions on objects, such as remote start, stop and ping, and can start up all of an applications' various components on all the necessary machines in the network in the correct order, with only one command. Borland AppCenter provides robust management capabilities for CORBA- and EJB-based applications, including fail-over, auto-recovery and load-balancing support and performance metrics. Borland AppCenter tightly integrates with Borland Enterprise Server, AppServer Edition.

Product Awards and Honors

   The following are some of the awards and honors we have received for our products over the last three years:

JBuilder
Reader Award 2001, Visual Systems Journal
Reader's Choice 2001, Java Pro
Editors' Choice 2001, Java World
Excellence Awards 2001, eWeek
Reader's Choice 2000, Java Pro
Editor's Choice Award, 1999, Java Developers Journal
Readers' Choice 1999, Java World

Borland AppServer
World Class Award for Borland AppServer 4.5, April 2001, Java Developers Journal

Delphi
Award for Excellence 1999, Application Development Tool, Quality Award, Data
  News

C++Builder
Best Development Tool 1999 for C++Builder 4, PC Plus

Kylix
Best Developer Tool, LinuxWorld Expo, 2002
Show Favorite Award for Best Development Tool, LinuxWorld Expo, 2001

VisiBroker
Reader's Choice Award 2000, Java Developers Journal
Software Development Product Excellence Award 2000

Optimizeit
Java Report 4 Cup Rating 2001
Editor's Choice Award 2001, Java Developers Journal
Reader's Choice Award 2001(runner up), Java Developers Journal

   A more comprehensive list of our awards and honors can be found on our web site at www.borland.com.

Professional Services

   In addition to our award winning products, we offer expert consulting and training services, as well as comprehensive technical support capabilities. We also offer certification services. Service offerings provided by our Professional Sales Organization include:

   Consulting services. We offer a variety of both packaged and custom consulting services that include architectural assessment, prototyping, legacy migration, application integration, performance evaluation, application deployment and data conversions. We work closely with third party consulting firms and systems integrators who provide reengineering, technology assessments, customization, project management and implementation services.

   Training services. We offer education and training services to assist customers in learning about our products and current technology trends. These programs range from introductory sessions to highly advanced seminars. Training services are offered at either customer sites or locations designated by us and are led by our employees or consultants.

   Support services. We provide a wide range of support services covering application development, deployment and integration issues. We offer such services on-site or through the telephone or the Internet from our three major worldwide support centers in the U.S., Singapore and the Netherlands. A comprehensive range of support programs allow customers to choose the adequate level of support for their business, from personalized support for corporate needs to minimum assistance levels for small businesses. Qualified technical support engineers are prepared to handle support needs on a case-by-case basis or in an ongoing partnership with our customers.

   Certification services. Our certification program permits individuals and companies to become Borland Product Certified or a Certified Borland Instructor. The Borland Product Certification Exam tests for knowledge of a Borland product's advanced features and their use in developing software applications. The exam concentrates on the advanced features of the product's core language, integrated development environment, visual components, debugging techniques and deployment products.

Customers

   Our customers range from leading Fortune 1000 companies worldwide to individual developers. We have for some time targeted the enterprise markets of financial services, high technology and telecommunications. We believe that our products have been widely adopted in these markets because their performance benefits, including their scalability, extensibility and reliability, are particularly important for these customers. Also, in the fourth quarter of 2001, we were added to the United States General Services Administration schedule. As a result, we are now specifically targeting the public sector vertical, where we believe the market opportunity for our products is significant. We also intend to target other vertical markets where our extensive relationships and partnerships can be leveraged effectively.

   As we generally ship products upon receipt of orders, backlog is neither significant nor should it be detrimental to our future revenues. Ingram Micro, a reseller, accounted for approximately 13%, 12% and 11% of our total revenue for the years ended December 31, 2001, 2000 and 1999, respectively. No other customer accounted for over 10% of revenue in 2001, 2000 or 1999.

Strategic Alliances and Technology Partnerships

   We have strategic alliances and technology partnerships with many leading technology companies, including co-marketing, licensing, bundling and OEM arrangements. In addition to providing us direct revenue, these relationships open up additional sales channels for us and give us access to valuable technology and expertise. Besides leading technology companies, we also maintain relationships with systems integrators and with channel partners. Integrators and channel partners help bolster our service capabilities, provide additional expertise to our customers, and open up new revenue opportunities for us. We anticipate increasing our focus on developing and expanding strategic relationships, particularly those, such as technology vendors with large installed bases and systems integrators, that will enable us to penetrate broader and more lucrative customer markets.

   The following represent several of our more significant strategic alliances and technology partnerships:

   Nokia. In 2001, we announced a technology partnership with Nokia, a leading wireless device company. Under our partnership with Nokia, JBuilder is being recommended by Nokia as the preferred IDE for the development of wireless Java applications. In return, JBuilder MobileSet provides support for development to Nokia wireless platforms, including the Nokia Series 60 Platform--a Symbian operating system-based mobile platform licensable to other device manufacturers. In addition, it is currently planned that our C++Builder MobileSet, if released as anticipated in 2002, will support Nokia Series 60. Borland and Nokia together also announced the release of JBuilder MobileSet which includes customized support for the Nokia Developer's Suite for J2ME and is fully integrated with JBuilder 5 and 6 to support software development for Nokia's Java-enabled phones, including the Nokia 9210 Communicator. Together, JBuilder 5 and 6 and JBuilder MobileSet, include visual design tools for creating mobile applications, device emulation and debugging, as well as all the other standard features offered with JBuilder. Available for download through the Forum Nokia Web site, JBuilder MobileSet, Nokia Edition, is being distributed to other manufacturers, enabling developers to standardize on one environment for the development and deployment of Java applications across wireless and mobile devices from multiple manufacturers.

   Sun Microsystems. Close collaboration with Sun Microsystems continues to be a key element of our Java strategy and our efforts to keep our Java-based products, including JBuilder and Borland Enterprise Server, at the cutting edge of Java development and deployment. In addition to our licensing arrangements with Sun for Java technologies, we participate with Sun in a number of industry groups and consortia. For example, along with Sun, we are an Executive Member of the Java Community Process (JCP), a consortium of J2EE server vendors and an important standards setting body for the Java platform. In October 2001, in conjunction with our JCP role, we became the first company to publish results for ECperf, the new JCP benchmark to measure the performance and scalability of J2EE application servers. The primary goal of the ECperf benchmark is to model the workload of a real-world system that would include manufacturing, supply chain management and order/inventory. We conducted successful ECperf tests of the Borland Enterprise Server at Sun Microsystems benchmarking facility and were instrumental in providing these results for the launch of Sun's new 8 Way Sun Fire V880 server. In addition to our close technological and industry collaboration, we have also worked closely with Sun on a number of customer opportunities.

   Microsoft. In June 1999, we entered into a strategic alliance with Microsoft Corporation. As part of that arrangement, Microsoft paid us $100 million for the rights to use certain Borland-patented technology in Microsoft products and to settle a number of long-standing patent and technology licensing issues with us. As part of this arrangement, we agreed to:

  . support the Microsoft Windows 2000 operating system, including the COM+ and the Windows Distributed interNet Applications (Windows DNA) architecture;

  . enhance our development products for Windows to support this Windows 2000 as well as the Windows-based DNA architecture, and to conform to the Windows 2000 Application Specification;

  . license Microsoft Foundation Classes (MFC), the standard C++ class library for developing applications for Windows, for shipment with our C++Builder; and

  . license the latest version of the Windows platform software development kit (SDK) through the Microsoft Open Tools licensing program.

   In addition to licensing arrangements, we also work closely with Microsoft on key initiatives, including most recently with the Microsoft .NET Frameworks group to support .NET applications through our development products.

Sales and Marketing

   Our sales strategy combines a strong indirect sales channel with a growing direct sales organization. This balanced effort allows us to target both small-to-medium size businesses and individuals with our existing products, as well as large enterprises with our comprehensive solutions. In 2001, our direct sales force closed nine revenue transactions of $1 million or greater. In addition to direct sales, we market and distribute products worldwide through a strong network of independent distributors, dealers, value-added resellers, or VARs, specialty catalogue vendors and independent software vendors, or ISVs. Our VARs include 20 major independent software vendors such as Siebel, Oracle and i2. We also market our products through our own e-commerce Internet site.

   We permit our distributors to balance their inventories by periodically returning contractually limited amounts of products in exchange for other products from us. Accordingly, we include an estimate for returns in our reserves for the amount of product that may be exchanged in accordance with this policy.

   We conduct operations and sell products outside the U.S. and maintain overseas offices in a number of foreign countries: Australia, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan,

Netherlands, Russia, Singapore, South Korea, Spain, Sweden, Taiwan and the United Kingdom. As part of our on-going global expansion, we opened up new offices in China, India, Italy and South Korea in 2001. All of these foreign offices license and support our products both within their local jurisdictions and other foreign countries where we do not directly operate. Additionally, we market and sell our products in international territories not covered by any of our foreign offices through independent distributors, VARs and ISVs.

   Our activities in support of our direct and indirect sales efforts both domestically and internationally and our on-going efforts to improve the visibility of our brand include, among other things:

  .   creation of sales brochures and other marketing materials;

  .   extensive sales training;

  .   user conferences, including our own Borland Users' Conference (BorCon);

  .   appearances at industry trade shows such as Comdex and JavaOne;

  .   technical seminars;

  .   cooperative marketing programs;

  .   advertising in trade and technical publications;

  . public relations, including with general interest, financial and technical press;

  .   industry analyst briefings;

  . trade and industry association activities, including active participation in both the Business Software Alliance (BSA) and the Software and Information Industry Association (SIIA);

  .   anti-piracy enforcement efforts;

  .   sales promotions;

  .   targeted mailings to current and potential customers;

  .   trade missions; and

  . book publishing arrangements, which may include book evaluation copies of our software products.

Product Licensing

   Our software licenses are generally perpetual, fully paid-up named user or machine per processor licenses. Our IDE products are generally licensed on a named user basis. A named user means one named individual for whom the product was licensed. The total number of named users may not exceed the total number of licenses acquired. Only named users may access the product over a network.

   Our enterprise products are generally licensed on a named user basis for development purposes and licensed on a machine per processor basis for deployment purposes. Machine per processor means a specific hardware system, on which the enterprise product is running and is licensed according to the number of processors in the machine.

   We also offer a support program with several options. Customers may choose a support program that entitles a licensee to receive either (i) all enhancements and upgrades to the licensed product that are released in the succeeding 12-month period, (ii) certain other support services, or both (i) and (ii).

   Our packaged training courses are offered in the form of open-enrollment public courses and in-house courses at customer facilities. Additionally, we offer consulting services that are generally priced on a time-and-materials basis.

Research and Development

   We believe that our success will continue to depend heavily on our ability to develop new products and upgrades to meet the requirements of our customers and the market. We pride ourselves on the depth, quality and consistency of our research and development effort and will continue to place significant focus and spend significant resources on this effort. Current research and development efforts are directed at enhancing our current technology and products, developing new products, testing, quality assurance and documentation. Research and development expenses for the years ended December 31, 2001, 2000 and 1999 were $47.0 million, $42.5 million, and $42.3 million, representing 21%, 22% and 24% of our total revenues in those years.

   Our research and development activities are organized principally by product group, with each of our respective product groups assuming responsibility for development efforts. The approaches within each group tend to be highly collaborative, with developers acting collectively to advance promising, commercially viable technologies that extend the range and breadth of our lifecycle solutions. Close communication with a talented installed base of customers also gives us access to new ideas, concepts and technologies as well. We also use our customer base to derive critical feedback on product development and new release efforts, including feedback we gain through our professional services engagements. We are paying particular attention to research and development efforts in promising growth markets, including Java, Linux, Web Services and wireless, as those markets impact our traditional development business and our emerging application infrastructure business. The principal products we use for our development efforts are our own products.

   In addition to research and development facilities in Scotts Valley, California, San Mateo, California and Chicago, Illinois, we currently maintain research and development facilities in Japan and Singapore.

Competition

   The software industry is an intensely competitive industry characterized by rapid change, new and emerging technologies and fierce competition. The pace of change has accelerated due to the emergence of the Internet, corporate Intranets and new programming languages. We face intense competition in the development and marketing of our software products and services.

   With respect to JBuilder, we compete primarily with the IDEs offered by IBM and Sun and, to a lesser extent, those offered by WebGain. With respect to our Optimizeit performance assurance tools for Java, we compete primarily with Sitraka and Rational. With respect to our Delphi and C++Builder products, we compete primarily with Microsoft. With respect to our TeamSource service, potential competitors may include Merant and Rational. With respect to Borland Enterprise Server, AppServer Edition, we compete primarily with BEA, Oracle and IBM. With respect to Borland Enterprise Server, VisiBroker Edition, we compete primarily with Iona. With respect to Borland Enterprise Server, Web Edition, we compete primarily with Microsoft, IBM, BEA and Sun. At this time, we have no significant competitors to our Borland AppCenter and Kylix products.

   All of our markets are intensely competitive. However, we believe that our product quality, performance and price, Borland brand, vendor and product reputation, product architecture, quality of technical support and 19-year history make us competitive in all of our markets. In particular, we believe that our platform independent positioning and interoperability capabilities, including our ability to integrate with many existing technologies and systems (including, in some cases, those of our competitors), give us an important source of competitive strength.

Manufacturing

   Our product development groups produce a set of master CD-ROMs or diskettes and documentation for each of our products which are then sent to manufacturing. All of our manufacturing and order fulfillment are performed by outside contractors, under the supervision of our domestic logistics organization, and includes replication of CD-ROMs or diskettes, printing and production of documentation and packaging materials and assembly of final product packages for shipment to customers. Our products are principally sold in CD-ROM format together with user documentation. We believe that there are adequate supplies and sources for the raw materials used in our products and that there are multiple sources available for CD-ROM replication, printing and production of packaging materials and printing of documentation.

   We deliver some of our products directly to our customers via electronic download from the Internet. Our TeamSource service is provided on a third-party hosted server that is accessed by our customers via the Internet. While we are dependent on having access to adequate bandwidth to deliver these downloads at acceptable transmission speeds, we believe that there is adequate availability of necessary bandwidth and multiple vendors available to us to purchase necessary bandwidth or to deliver these downloads on our behalf.

   We have final quality control tests performed internally on our products that we believe effectively accomplish our product quality assurance goals.

Intellectual Property

   We regard our software as proprietary. We rely on a combination of patent, copyright, trademark, trade secret laws, non-disclosure and other contractual agreements to protect our intellectual property. We have 98 issued U.S. patents, 10 issued foreign patents and additional pending applications for U.S. and foreign patents. Despite our efforts to protect our intellectual property rights, it may be possible for an unauthorized third party to copy certain portions of our products or to reverse-engineer or obtain and use technology or other information that we regard as proprietary. In addition, the laws of many foreign countries do not protect rights in intellectual property to the same extent as do the laws of the United States. Accordingly, there can be no assurance that we will be able to protect our intellectual property against unauthorized third-party copying or use which could adversely affect our competitive position.

   From time to time we receive notices from third parties claiming infringement by our products of third-party patent, trademark and other intellectual property rights. Regardless of the merit of any such claim, responding to these claims could be time consuming and expensive, and may require us to enter into licensing or royalty agreements which may not be offered or available on terms acceptable to us. If a successful claim is made against us and we fail to develop or license a substitute technology, our business could be materially and adversely affected. We expect that our software products will increasingly be subject to such claims as the number of products and competitors in our industry segment increases, the functionality of products overlap and industry participants become more aggressive in using patents offensively.

   Our Java products require proprietary technology made available by Sun Microsystems, Inc. We license the Java 2 Platform, Standard Edition specification, the Java 2 Platform, Enterprise Edition specification and the Java 2 Platform, Micro Edition specification from Sun Microsystems under a license agreement that provides for a five-year term and that expires on December 28, 2005. While we would expect to renew this agreement, Sun is not obligated to do so. Upon expiration of this license, we will continue to have the right to distribute our software products containing the version of Java technology incorporated at the time of expiration. However, in the event of termination of the license upon material breach of the terms of the license or upon an action for infringement of intellectual property rights relating to the Java technology by us against Sun Microsystems or any of its other licensees, we are required to return or destroy all copies of the Java technology, including derivative works. Furthermore, if Sun Microsystems stops making this proprietary technology available to us on commercially reasonable terms, and we are unable to develop or otherwise identify effective alternatives to licensing this technology, our business could be harmed.

Seasonality

   We do not consider our business as a whole to be seasonal to any significant degree.

Employees

   As of February 28, 2002, we employed approximately 1,158 employees, approximately 575 in the United States and 583 in foreign countries. From time to time, we have also engaged temporary contract employees both in foreign countries and within the United States. As of February 28, 2002, we engaged approximately 57 temporary contract employees, approximately 14 in the United States and 43 in foreign countries. None of our U.S. employees are represented by a labor union and we have experienced no work stoppages. Employees of some of our foreign subsidiaries are represented by workers' councils or other similar organizations as required by local law. We believe that relations with our employees are good.

Executive Officers

   Our executive officers are appointed annually by the Board of Directors of Borland (the "Board") and serve at the discretion of the Board. Set forth below is certain information regarding our current executive officers:

Name               Position                                                 Age
----               --------                                                 ---
Dale L. Fuller     President and Chief Executive Officer                    43
Frederick A. Ball  Executive Vice President and Chief Financial Officer     39
Douglas W. Barre   Senior Vice President and Chief Operating Officer        57
Keith E. Gottfried Senior Vice President-Law and Corporate Affairs, General
                   Counsel, Corporate Secretary and Chief Legal Officer     35
Edward M. Shelton  Senior Vice President-Business Development and Chief
                   Strategy Officer                                         35
Roger A. Barney    Senior Vice President-Corporate Services and Chief
                   Administrative Officer                                   62

   Dale L. Fuller. Mr. Fuller has served as President and Chief Executive Officer since December 2000, and as Interim President and Chief Executive Officer from April 1999 to December 2000. He has been a director of Borland since April 1999. Prior to joining Borland, Mr. Fuller was a private investor from 1998 to 1999. From 1996 to 1998, Mr. Fuller served as Chief Executive Officer at WhoWhere? Inc., a leading Internet site, which was sold to Lycos in 1998. From 1995 to 1996, Mr. Fuller served as General Manager and Vice President of the PowerBooks Division at Apple Computer, Inc., a personal computer manufacturer. Prior to joining Apple Computer, Mr. Fuller served as General Manager and Vice President of the Portables Division at NEC Corporation, a personal computer manufacturer, from 1993 to 1995. Mr. Fuller is a member of the Board of Directors of the Software and Information Industry Association, a trade association representing companies in the software and information industries.

   Frederick A. Ball. Mr. Ball joined Borland in September 1999 as Senior Vice President and Chief Financial Officer. In June 2001, Mr. Ball was promoted to Executive Vice President and Chief Financial Officer. Prior to joining Borland, Mr. Ball served as the Vice President of Mergers and Acquisitions for KLA-Tencor Corporation, the world's leading supplier of process control and yield management solutions for the semiconductor industry, since June 1999. Prior to his position in the M&A department at KLA-Tencor Corporation, Mr. Ball was the Vice President of Finance for KLA-Tencor Corporation following the merger with Tencor Instruments in 1997. Mr. Ball joined Tencor Instruments as Corporate Controller in March 1995 and was promoted to Corporate Vice President and appointed Corporate Secretary in January of 1996. Mr. Ball was employed with PricewaterhouseCoopers LLP from September 1984 to March 1995.

   Douglas W. Barre. Mr. Barre joined Borland in May 2000 as Senior Vice President and Chief Operating Officer. Prior to joining Borland, Mr. Barre was Senior Vice President of Enterprise Software at Compuware Corporation since April 1997, and prior to that position served as Vice President and General Manager of Compuware Corporation's European Operations since October 1995. Prior to Compuware Corporation, Mr. Barre was Vice President of Business Transformation and Chief Information Officer of Bell Mobility since April 1994. Mr. Barre has also held senior management positions at AT&T/Cantel, Imperial Oil Ltd. and Texaco Canada Inc.

   Keith E. Gottfried. Mr. Gottfried joined Borland in June 2000 and currently serves as Senior Vice President-Law and Corporate Affairs, General Counsel, Corporate Secretary and Chief Legal Officer. Prior to joining Borland, Mr. Gottfried was a corporate attorney in the New York office of the law firm Skadden, Arps, Slate, Meagher & Flom LLP where he advised public and private companies on mergers and acquisitions, joint ventures, federal securities registrations and compliance and general corporate matters. Mr. Gottfried holds a law degree, cum laude, from Boston University's School of Law where he was named an Edward F. Hennessey Distinguished Scholar of Law and a G. Joseph Tauro Scholar of Law, an M.B.A. with high honors from Boston University's Graduate School of Management, and a Bachelor of Science in Economics from the University of Pennsylvania's Wharton School. Mr. Gottfried is also a Certified Public Accountant and, prior to attending law school, was employed as an accountant and auditor with the accounting firm of Arthur Young & Company, a predecessor firm to Ernst & Young LLP. Mr. Gottfried is admitted to the practice of law by the state bars of California, New York, Pennsylvania, New Jersey and Massachusetts. Mr. Gottfried is a member of the Board of Directors of the Business Software Alliance, a trade association of leading software companies.

   Edward M. Shelton. Mr. Shelton joined Borland in May 2000 as Senior Vice President of Business Development and Chief Strategy Officer. Prior to joining Borland, Mr. Shelton was Chief Executive Officer and co-founder of drspock.com, Inc., a parenting web site, since August 1999. Prior to drspock.com, he was Chief Executive Officer of Neta 4, Ltd., an e-commerce technology company, since February 1999. Mr. Shelton has also held senior management positions at WhoWhere? Inc., a leading Internet site which was sold to Lycos in 1998 (from December 1996 to November 1998), CMP Media, a high-tech media company (from March 1996 to December 1996), and IT Solutions, Inc., a systems integrator (from January 1990 to March 1996).

   Roger A. Barney. Mr. Barney joined Borland in June 2000 as Senior Vice President-Corporate Services and Chief Administrative Officer. Prior to joining Borland, Mr. Barney served as the Senior Vice President-Corporate Services for Network Equipment Technologies, Inc. (NET), a worldwide supplier of multi-service wide area networks, since 1985. Prior to his position at NET, Mr. Barney spent several years as a management consultant for Roger A. Barney & Associates, where he helped companies solve business issues ranging from real estate and insurance to human resources. Prior to Roger A. Barney & Associates, Mr. Barney served as president and co-owner of Peter James Coffee Ltd., a wholesale gourmet coffee business. Barney holds a Bachelor of Science in business administration from Shepherd College in Shepherdstown, West Virginia.

ITEM 2.  PROPERTIES

   Our headquarters, executive offices and primary research and development facilities are located at 100 Enterprise Way, Scotts Valley, California. This facility was constructed in 1993 and comprises approximately 495,000 square feet of space. On December 30, 1999, we entered into an agreement to sell the facility to the ScanlanKemperBard Companies for $47 million. The sale to Enterprise Way Associates, LLC, as assignee of ScanlanKemperBard, closed on March 17, 2000. We received approximately $44.1 million in consideration for the facility. Consideration in the transaction was net of $2.5 million to cover costs to improve the building and $0.4 million in other disposal costs. As part of this agreement, we have entered into a long-term lease of approximately 44% of the facility. On September 30, 2000, we entered into an amendment to our lease with ScanlanKemperBard which decreased the space leased to us to approximately 41% of the facility. The initial term of the lease will expire in 2010. We have two options to extend the lease term, provided that we are not in default of any term or provision of the lease and have not assigned the lease, sublet more than 50% of the premises or agreed to do so in the future. Each option is for an additional 5 years at the then-current market rate but not less than the rent for the last month of the previous term. Each extension option must be exercised by notice to landlord of at least 12 months and no more than 15 months prior to expiration of the then-current lease term.

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

   We also own additional office space located at 1700-1800 Green Hills Road, Scotts Valley, California, and these facilities are leased to third parties. These facilities comprise approximately 135,000 square feet of space and were constructed in 1988. We lease office space in other cities in the United States as well as in Europe, Canada, Latin America and various countries in the Pacific Rim. We also lease approximately 8,116 square feet of research and development office space in Singapore. Our existing facilities are adequate to meet our current and projected needs.

ITEM 3.  LEGAL PROCEEDINGS

   Although litigation is subject to inherent uncertainties, we do not believe that the ultimate outcome of any of our legal proceedings will have a material adverse effect on our financial position or overall trends in results of operations. However, if an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period. We believe that, given our current liquidity and cash and investment balances, even were we to receive an adverse judgment with respect to litigation that we are currently a party to, such a judgment would not have a material impact on cash and investments or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of stockholders, through a solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on The Nasdaq Stock Market under the symbol "BORL." According to the records of our transfer agent and registrar, Mellon Investor Services, L.L.C., we had approximately 2,411 stockholders of record of our common stock as of February 28, 2002. Because many of such shares are held by brokers, institutions and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

   We have not paid dividends since 1988. We intend to retain future earnings for use in our business, and therefore, do not anticipate paying cash dividends in the foreseeable future.

   The following table sets forth the high and low sales price per share of our common stock as reported on The Nasdaq Stock Market for the calendar quarters presented below:

                                                         High   Low
                                                        ------ ------
          Fiscal Year Ended December 31, 2000
             First Quarter ended March 31, 2000........ $16.94 $ 6.09
             Second Quarter ended June 30, 2000........ $ 7.63 $ 4.03
             Third Quarter ended September 30, 2000.... $ 6.63 $ 5.00
             Fourth Quarter ended December 31, 2000.... $ 6.97 $ 4.16

          Fiscal Year Ended December 31, 2001
             First Quarter ended March 31, 2001........ $11.50 $ 5.41
             Second Quarter ended June 30, 2001........ $15.75 $ 6.25
             Third Quarter ended September 30, 2001.... $16.39 $ 6.75
             Fourth Quarter ended December 31, 2001.... $17.49 $ 7.76

          Interim Period ended February 28, 2002....... $18.40 $12.69

   As of March 27, 2002, the most recent practicable date prior to the filing of this Form 10-K, the closing sale price of a share of our common stock was $12.55.

ITEM 6.  SELECTED FINANCIAL DATA

   The following selected consolidated financial data are derived from our consolidated financial statements. Historical results should not be taken as indicative of the results that may be expected for any future period. This data should be read in conjunction with our consolidated financial statements and related notes, which are included elsewhere in this Form 10-K.

                               FIVE YEAR SUMMARY
              (In thousands, except net income (loss) per share)

                                                                                            Nine Months
                                                        Year Ended December 31,                Ended
                                            -------------------------------------------     December 31,
                                              2001     2000         1999         1998        1997(a)(b)
                                            -------- --------     --------     --------     ------------
Selected Consolidated Statements of
Operations Data
Net revenues............................... $221,711 $191,067     $174,806     $189,112       $145,936
Restructure and other one-time charges..... $     -- $   (562)(c) $ 49,900 (d) $ 15,848 (e)   $     --
Operating income (loss) excluding one-time
  items.................................... $ 17,834 $ 11,870     $(32,924)    $ (2,078)      $ (4,548)
Unusual income (charge) items.............. $     -- $ (1,540)(f) $108,002 (g) $ 18,107 (h)   $     --
Net income (loss).......................... $ 23,106 $ 20,726     $ 22,684     $  8,346       $ (3,894)
Net income (loss) per share--basic......... $   0.34 $   0.32     $   0.40     $   0.16       $  (0.09)
Net income (loss) per share--diluted....... $   0.31 $   0.30     $   0.35     $   0.14       $  (0.09)
Shares used in computing basic earnings per
  share....................................   66,494   61,357       54,810       50,118         49,640
Shares used in computing diluted earnings
  per share................................   74,136   69,874       63,408       57,384         49,640

                                                                    December 31,
                                            -----------------------------------------------------------
                                              2001     2000         1999         1998        1997(a)(b)
                                            -------- --------     --------     --------     ------------
Selected Consolidated Balance Sheet Data
Cash and short-term investments............ $294,370 $262,559     $197,693     $ 84,362       $102,551
Total assets............................... $375,823 $340,903     $313,016     $253,788       $255,824
Total long-term obligations................ $ 10,469 $ 19,315     $ 19,462     $ 19,138       $ 22,025
Mandatorily redeemable convertible
  preferred stock.......................... $     -- $     --     $     --     $ 36,873       $ 27,358

--------
(a) In July 1997, we changed our fiscal year-end from March 31 to December 31.
(b) Results and balances for the nine months ended December 31, 1997 have been restated to reflect the acquisition of Visigenic Software, Inc. which was accounted for as a pooling-of-interests.
(c) Unusual charges for the year ended December 31, 2000 consist primarily of merger-related expenses of $3.6 million related to the terminated merger with Corel Corporation and restructuring costs of $1.5 million, offset by reversal of certain reserves totaling $5.7 million that were deemed no longer necessary.
(d) Restructuring and other one-time charges for the year ended December 31, 1999 include a write-down on the sale of real estate of $29.7 million, restructuring and merger-related expenses of $12.1 million and other non-recurring charges of $8.2 million.
(e) Unusual charges for the year ended December 31, 1998 consist primarily of merger-related expenses of $3.7 million related to the merger with Visigenic and restructuring costs of $12.2 million.
(f) Unusual charge items for the fiscal year ending December 31, 2000 consists principally of loss on the sale of real estate.
(g) Unusual income items for the fiscal year ended December 31, 1999 consist primarily of income of $100 million from a patent cross-license agreement entered into by Borland with Microsoft Corporation.
(h) Unusual income items for the fiscal year ended December 31, 1998 consist primarily of a gain on sale of long-term investment of $17.0 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

   Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, investments, income taxes and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

   We believe the following are critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

   Borland derives revenues from licenses of its software and sales of its related services, which include assistance in implementation and integration, post-contract customer support, training and consulting.

   On contracts involving significant implementation or integration essential to the functionality of our products, license and service revenues are recognized when the services are completed. We classify revenues from these arrangements as license and services revenues, based upon the estimated fair value of each element. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated.

   On contracts that do not involve significant implementation or integration essential to the functionality of our products, license fees are recognized upon shipment when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is probable. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not generally request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. For arrangements with multiple elements of fair value, we determine the value for services and post-contract customer support based upon vendor specific objective evidence, or VSOE. VSOE for the services element is based upon the standard hourly rates we charge for services, given the complexity of the services and experience of the professional performing the services, or the amount charged on similar transactions. VSOE for annual post-contract customer support is established with the stated future renewal rates included in the contracts or the amount charged on a similar transaction. We recognize revenue for the license portion of a multiple element arrangement based upon the residual contract value as prescribed by Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions."

   Revenues from reseller arrangements are recognized upon shipment to the reseller, with allowances for estimated future returns and exchanges provided based upon our return policy. We maintain allowances for product returns from end-user and channel customers that are based upon historical return rates of end-user customers current economic trends, and changes in customer demand and acceptance of our products and the type and quantity of inventory held by channel customers. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales returns and rebates amounted to $14.1 million in 2001, as compared to $12.5 million in 2000, reflecting an increase in estimated future product returns due to higher level of sales to channel customers during 2001. If future returns increase over historical levels, additional allowances may be required.

   Other service revenues from consulting and training services are recognized as such services are performed. Service revenues from post-contract customer support are recognized ratably over the support period, generally one year. Revenues from our hosted services are recognized ratably over the contractual period.

Concentration of Credit Risk

   Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. We place our cash, cash equivalents and short-term investments in a variety of financial instruments such as commercial paper. By policy, we limit the amount of our credit exposure to any one commercial issuer to no more than $5.0 million.

   We offer credit terms on the sale of our software products to distributors, retail dealers and certain end-user customers. We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers. We maintain an allowance for uncollectable accounts receivable based upon the expected collectability of all accounts receivable. As compared to total revenues, such allowance has increased from 2000 to 2001, reflecting an increase in estimated uncollectable accounts due to higher account receivable balances. One customer, Ingram Micro, accounted for approximately 14% and 13% of total accounts receivable as of December 31, 2001 and 2000, respectively. No other single group or customer represents greater than 10% of total accounts receivable. For the years ended December 31, 2001, 2000, 1999, sale to Ingram Micro Inc. and its subsidiaries accounted for approximately 13%, 12% and 11% of our net revenues, respectively.

   We are exposed to credit loss in case of non-performance by counterparties to foreign exchange contracts, but we do not anticipate non-performance by these counterparties.

Allowances for Doubtful Accounts

   We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $53.6 million, net of allowance for doubtful accounts of $3.7 million as of December 31, 2001, as compared to an accounts receivable balance of $47.2 million, net of allowance for doubtful accounts of $3.3 million as of December 31, 2000.

Investments

   We hold minority interests in companies having operations or technology in areas within our strategic focus, some of which are publicly traded and have highly volatile share prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

Valuation Allowance for Deferred Tax Assets

   Deferred income taxes are recorded, in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets are more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss carryforwards. Based on the weight of the available evidence, we have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance.

Contingencies

   Our current estimated range of liability related to some of the pending litigation is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position. As of December 31, 2001, we have accrued approximately $6.6 million for professional service fees and other settlement costs.

Determining Functional Currencies for the Purpose of Consolidation

   We have several foreign subsidiaries which together account for approximately 60% of our net revenues, 11% of our assets and 34% of our total liabilities as of December 31, 2001.

   In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statement of operations or as a separate part of our net equity under the caption "cumulative translation adjustment."

   Under the relevant accounting guidance the treatment of these translation gains or losses is dependent upon our management's determination of the functional currency of each subsidiary. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures is considered the functional currency but any dependency upon the parent and the nature of the subsidiary's operations is also considered.

   If any subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements is included in cumulative translation adjustments. However, if the functional currency is deemed to be the United States dollar then any gain or loss associated with the translation of these financial statements would be included within our statement of operations. If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized into our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to the United States dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

   Based on our assessment of the factors discussed above, we consider the relevant subsidiary's local currency to be the functional currency for each of our international subsidiaries. Accordingly we had cumulative translation gains of approximately $4.0 million and $4.9 million which were included as part of cumulative comprehensive gain within our balance sheet at December 31, 2001 and 2000, respectively. During 2001, 2000 and 1999, translation adjustments of ($2.3) million, ($0.4) million and ($0.9) million, respectively, were included under cumulative comprehensive gain. Had we determined that the functional currency of our subsidiaries was the United States dollar, these gains and losses would have been included in our results of operation for each of the years presented.

   The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar and the significance of the assets, liabilities, revenues and expenses denominated in foreign currencies. These currencies include the Japanese Yen, the Euro, the United Kingdom Pound Sterling and Australian and Canadian dollars. Any future translation gains or losses could be significantly higher than those noted in each of these years. In addition, if we determine that a change in the functional currency of one of our subsidiaries has occurred at any point in time we would be required to include any translation gains or losses from the date of change in our statement of operations.

RESULTS OF OPERATIONS

Net Revenues

   Net revenues were $221.8 million, $191.1 million and $174.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. Revenues from sources outside the United States, or non-U.S. revenues, represented approximately 60%, 55% and 56% of total net revenues for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in the percentage of non-U.S. revenues for the year ended December 31, 2001, as compared to the years ended December 31, 2000 and 1999, was principally due to the growing adoption of the Java language in Europe and the Asia/Pacific region and the decline in our Enterprise business in the U.S. due to the downturn in the U.S. economy. We expect non-U.S. revenues to continue to be a significant percentage of total net revenues in future periods. Fluctuations in foreign currency exchange rates did not have a material impact on our total net revenues or operating results for the years ended December 31, 2001, 2000 and 1999. However, our non-U.S. revenues would be adversely affected if the U.S. dollar were to strengthen against major foreign currencies including Japanese Yen, United Kingdom Pound Sterling and the Euro.

   Licenses and other revenues represent amounts earned for granting customers licenses to use our software products. Licenses and other revenues were $187.0 million, $163.7 million and $150.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. Licenses and other revenues represented 84%, 86% and 86% of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Licenses and other revenues from our Java, RAD, Enterprise and other products group represented 41%, 31%, 23% and 5%, respectively, of total licenses and other revenues for the year ended December 31, 2001. This is compared to 31%, 33%, 28% and 8% for the year ended December 31, 2000. Our Java product group consists of JBuilder, Borland Enterprise Studio for Java and other JBuilder and Java development products, including JBuilder MobileSet. Our RAD product group consists of Delphi, Kylix and C++Builder. Our Enterprise product group consists of our Borland Enterprise Server family, including AppServer Edition, VisiBroker Edition, Web Edition and Borland AppCenter. Our other products group consists primarily of InterBase. Total license revenues increased in the current year primarily due to an increase in sales of our Java development products. During the year ended December 31, 2001, the sales from our Java product group increased 51% when compared to the previous year, primarily due to both growth in the market and a continuation of our leading position. The increased revenues from this product group were partially offset by a decrease in our Enterprise product group, which decreased approximately 7% from the prior year, principally due to the impact of the economic conditions in the United States that resulted in a decreased demand from our U.S. customers. If economic conditions in the United States were to decline, we would expect our revenues from the Enterprise group to be negatively affected. Revenues from our RAD product group increased slightly from the previous year.

   Service revenues represent amounts earned for support, consulting and education services for software products. Net service revenues were $34.7 million, $27.3 million and $24.3 million for the years ended

December 31, 2001, 2000 and 1999, representing 16%, 14% and 14% of total net revenues for those years. Service revenues grew as a result of an increase in technical support revenues, which were primarily related to our Enterprise products. Technical support represented 65%, 58%, and 54% of total service revenues for the years ended December 31, 2001, 2000, and 1999, respectively. The growth in the technical support revenues was due to increased sales of our enterprise-level support offerings, and we expect this trend to continue should we have success selling into larger enterprises.

Gross Margins

   Gross margins were 84%, 83% and 76% for the years ended December 31, 2001, 2000 and 1999, respectively. Gross margins on license revenues were 93%, 93% and 87% for the years ended December 31, 2001, 2000, and 1999, respectively. The increase in gross margins on license revenues in 2001 and 2000 was primarily due to an increase in enterprise-level sales which generally carry a higher average selling price and lower direct materials cost. Gross margins from service revenues were 35%, 27% and 7% for the years ended December 31, 2001, 2000 and 1999, respectively. This increase in gross margin from service revenues from 2000 to 2001 was primarily due to a larger percentage of our service revenue generated by our greater installed base of customers entering into support contracts. The increase in gross margin from 1999 to 2000 was due to elimination of under-utilized consultant headcount at the end of 1999 and as well as the support contracts from a larger installed base of customers.

Research and Development Expenses

   Research and development expenses for the years ended December 31, 2001, 2000 and 1999, were $47.0 million, $42.5 million and $42.3 million, respectively. Such expenses were 21%, 22% and 24% of revenues for the years ended December 31, 2001, 2000 and 1999, respectively. While research and development as a percentage of net revenues remained flat in the current year, we released a number of new products and product upgrades, including Delphi 6, JBuilder 5 and 6, JBuilder MobileSet, Borland AppCenter 4.1, Borland Enterprise Studio for Java and Kylix 2. Additionally, we launched the TeamSource DSP hosted development service. We expect total dollars spent on research and development to increase during the year ending December 31, 2002, but to remain consistent as a percentage of net revenue. We expect to use our research and development resources to develop Java, Linux, Web Services and wireless market applications.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses were $121.0 million, $104.8 million and $123.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Such expenses were 55%, 55% and 71% of revenues for the years ended December 31, 2001, 2000 and 1999, respectively. During the year ended December 31, 2001, selling, general and administrative expenses increased due to the continued expansion of our direct sales force and strategic marketing organization. We expect the future expansion of our sales and marketing organization to be dependent on our ability to generate future meaningful revenue growth. To the extent our direct sales increase, we expect our selling, general and administrative expenses to increase as a result of variable compensation from our new sales incentive plans. General and administrative expenses declined in 2001 as a percentage of SGA and operating expenses when compared with 2000 and 1999.

Restructuring, Merger and Other Non-Recurring Charges

   During 2000, we reversed approximately $2.7 million in restructure and severance reserves and $3.0 million in legal reserves established in prior periods that were determined to be no longer necessary. The restructure and severance reserves were reversed primarily because the individuals identified in the restructure were not terminated. The legal reserve was reversed because we did not incur the originally expected settlement costs associated with several legal actions against us. This reversal was offset by expenses associated with the proposed merger with Corel Corporation (which was terminated in May 2000) of $3.6 million and restructuring charges of $1.5 million in connection with the termination of 30 employees.

   During December 1999, we recorded a restructuring charge of $34.8 million. The restructuring charge consisted primarily of a write-down for the sale of our Scotts Valley headquarters facility of $29.7 million, which was consummated on March 17, 2000, a $3.1 million charge for discontinuation of our European information system implementation and other miscellaneous restructuring related charges of $3.1 million. In addition, we recorded a charge of $3.0 million for severance costs associated with a reduction in force implemented during the fourth quarter. Terminations represented approximately 5% of the total employee workforce as of December 31, 1999. These charges were offset, in part, by the reversal of restructuring charges totaling $4.1 million, that were recorded in both the first quarter of 1999 and 1998, which were not utilized. The restructure reserves were reversed primarily because the individuals identified in the restructure were not terminated.

   In January 1999, we announced the restructuring of our corporate operations. A restructuring charge of $7.0 million was recorded during the quarter ended March 31, 1999, of which $6.7 million related to severance costs associated with the elimination of duplicate workforce and $0.3 million related to termination of certain lease agreements.

Cross-Patent and Technology License

   In June 1999, we entered into a technology cross-license agreement with Microsoft. In connection with that cross-license, Microsoft paid us $100 million for the rights to use certain of our patented technology in Microsoft products and in settlement of a number of long-standing patent and technology licensing disputes.

Gain on Sale of Corporate Assets

   We held a minority common stock interest in Starfish Software. On September 23, 1998, Motorola, completed the acquisition of Starfish Software. The acquisition involved a combination of cash and Motorola common stock, part of which was withheld in escrow. Based upon the cash and common stock consideration received or released from escrow, we recorded gains of approximately $0.4 million, $0.7 million and $2.9 million during the years ended December 31, 2001, 2000 and 1999, respectively.

   On March 17, 2000, we completed the sale of our headquarters facility at 100 Enterprise Way in Scotts Valley to Enterprise Way Associates, LLC as assignee of the ScanlanKemperBard Companies. We received approximately $44.1 million in consideration for the facility. Consideration in the transaction was net of $2.5 million to cover costs to improve the facility and $0.4 million in other disposal costs. We recorded a write-down of the facility of $29.7 million during the quarter ended December 31, 1999. In conjunction with the sale of the facility, we entered into a long-term lease arrangement to use approximately 44% of the facility for corporate purposes. On September 30, 2000, we entered into an amendment to our lease with ScanlanKemperBard which decreased the space leased by us to approximately 41% of the facility.

Interest Income, Net and Other

   Interest income, net and other for the year was $11.1 million, $14.1 million and $6.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. The decline in interest income, net and other during 2001 when compared with 2000 reflects a decrease in interest income of $3.2 million, despite higher cash balances, due to a decline in prevailing interest rates. Changes in interest rates will continue to impact our interest income performance in future periods. The increase in interest income, net and other in 2000 when compared with 1999 reflects an increase in interest income of $8.2 million, due to higher average cash balances and an increase in prevailing interest rates.

Income Taxes

   On a consolidated basis, we generated a pre-tax profit of approximately $28.9 million, $25.7 million and $31.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. We recorded an income tax provision of approximately $5.8 million, $5.0 million and $8.7 million for the years ended December 31, 2001, 2000 and 1999, which equaled 20%, 19% and 28% of our pre-tax profit. The decrease from 1999 to 2001 is principally related to reduction in state taxes and utilization of net operating losses.

   Our effective tax rate is primarily dependent on the location of taxable profits, if any, by us, due to our net operating loss carryforwards in certain, but not all, jurisdictions, and the imposition of withholding taxes on revenue regardless of our profitability. We currently expect our effective tax rate will remain approximately 20% in 2002.

   Our income tax provision for the year ended December 31, 2001 differs from the statutory tax rate principally due to our limited utilization of net operating losses in the U.S., income taxes in certain non-U.S. jurisdictions and withholding taxes on certain payments we receive from non-U.S. persons that are imposed regardless of our profitability.

   For U.S. federal income tax purposes, we had net operating loss carryforwards of approximately $193 million and U.S. federal income tax credit carryforwards of approximately $23 million at December 31, 2001. These loss and credit carryforwards expire between 2006 and 2021, if not utilized. We also have Alternative Minimum Tax credit carryforwards for U.S. federal income tax purposes of approximately $1 million, which does not expire. Utilization of federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization. We also have approximately $22 million of net operating loss carryforwards in various foreign jurisdictions. Certain of these loss carryforwards will expire beginning in 2002, if not utilized.

   Deferred tax assets and related valuation allowances of approximately $44 million relate to certain U.S. operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Liquidity and Capital Resources

   Cash, cash equivalents and short-term investments were $294.4 million at December 31, 2001, an increase of $31.8 million from a balance of $262.6 million as of December 31, 2000. Working capital increased to $258.6 million at December 31, 2001 from $230.1 million at December 31, 2000.

   As of December 31, 2001, we have no long term debt, and we have other long term liabilities of approximately $10.5 million, which consisted principally of deferred tax liabilities and non-current restructuring accruals. At December 31, 2001, we had operating lease commitments of approximately $59.3 million. These contractual lease payments will be paid over the following period (amounts in thousands):

                                                     Operating
                  Calendar year:                      Leases
                  --------------                     ---------
                  2002..............................  $ 7,662
                  2003..............................    8,961
                  2004..............................    8,245
                  2005..............................    7,994
                  2006..............................    6,906
                  Thereafter........................   19,546
                                                      -------
                                                      $59,314
                                                      =======

   Net cash provided by operating activities during the year ended December 31, 2001 was $35.2 million, which included $23.1 million in net income, $7.5 million in non-cash expenses such as depreciation and amortization and $5.0 million in changes in working capital. Net cash paid for severance and facilities costs associated with prior restructuring was approximately $1.2 million.

   Net cash provided by investment activities during the year ended December 31, 2001 was $27.2 million. For the year ended December 31, 2001, we had net sales of short-term investments of approximately $32.0 million offset by acquisitions of $2.6 million in computers and equipment and $2.3 million in leasehold improvements and other equipment.

   Cash provided by financing activities during the year ended December 31, 2001 was $3.7 million, consisting primarily of $16.1 million received for the issuance of shares of our common stock offset by $8.8 million for the re-payment of a mortgage note related to an office building in Scotts Valley, California and $3.6 million for the repurchase of our common stock.

   Net cash provided by operating activities during the year ended December 31, 2000 was $25.7 million, which included $20.7 million in net income, $9.6 million in non-cash expenses such as depreciation and amortization offset by $5.4 million in changes in working capital. Net cash paid for severance and facilities costs associated with prior restructuring was approximately $3.1 million.

   Net cash used by investment activities during the year ended December 31, 2000 was $5.2 million, which was principally related to the cash received from the sale of our Scotts Valley, California headquarters facility of $39.7 million offset by the net purchases of short-term investments of $40.2 million. Proceeds from the sale of our Scotts Valley headquarters facility were net of $3.7 million for a security deposit on the long-term lease, $2.5 million in costs for improvements to the building and $1.1 million in tenant rental prepayments and other closing costs. For the year ended December 31, 2000, we invested approximately $2.8 million in equity investments and purchased $2.5 million in computers and equipment.

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

   Currency fluctuations did not have a significant impact on our cash position during the year ended December 31, 2001. Although we partially hedge our foreign currency exchange rate risk, strengthening of the U.S. dollar against the Euro, United Kingdom Pound Sterling, Australian and Singapore dollars and Japanese Yen would harm our business. We cannot predict currency exchange rate fluctuations and there can be no assurance that foreign currency exchange rates will not have a material adverse impact on our future cash flows and operating results. See further discussion of foreign currency risk in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

   In the past, we have invested significantly in our operations. For the next year, we expect that operating expenses will decrease slightly as a percentage of revenue. We anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We expect that our capital expenditures in the next year to be greater than fiscal year 2001. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or products lines. We believe that our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise the additional funds through public or private debt or equity financings. If we ever needed to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe the adoption of SFAS 141 will not have a significant impact on our financial statements.

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We believe the adoption of SFAS 142 will not have a significant impact on our financial statements.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. We are currently assessing the impact of SFAS No. 144 on our financial position and results of operations.

   In November 2001, the FASB Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001, which is our first quarter ended March 31, 2002. Upon adoption we are required to reclassify all prior period amounts to conform to the current period presentation. We have not yet evaluated the effects of these changes on our consolidated financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

   We operate in a rapidly changing environment that involves many risks, some of which are beyond our control. The following is a discussion that highlights some of these risks. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or results. If any of these risks actually occur, our business operations or results could be harmed.

Our success is dependent on the broad adoption of certain programming languages and standards, particularly Java.

   Many of our most popular products are focused on Java, and we continue to invest heavily in Java and Java standards, including enterprise-focused standards such as Java 2 Platform, Enterprise Edition, or J2EE, and Enterprise JavaBeans, or EJB, to enhance the performance and functionality of these products. Java, however, is a relatively new language and was developed primarily for the Internet and corporate Intranet applications. While we believe that Java is making significant inroads with respect to its adoption for enterprise applications, it is still too early to determine whether Java will achieve widespread acceptance as a programming language and platform for enterprise applications. For example, EJB and J2EE implementations have not yet been widely adopted and in particular are only sparingly and partially used in enterprise class processing environments, and our deployment and management products are principally focused on these standards. Additionally, several of the distinguishing features of JBuilder, our integrated development environment, or IDE, for Java, are geared for J2EE and EJB development. If Java, including EJB and J2EE, does not become widely adopted, our business could be adversely impacted.

   In addition, our infrastructure products, including Borland Enterprise Server, are based on Common Object Request Broker Architecture, or CORBA, in addition to EJB and J2EE. CORBA is a standard from the Object Management Group
(OMG) for communicating between distributed objects (objects are self-contained software modules). CORBA provides a way to execute programs (objects) written in different programming languages running on different platforms no matter where they reside in the network. While we believe that CORBA has achieved widespread acceptance as a software-based communications interface through which objects are located and accessed, critics contend that it is a highly complex technology requiring significant investments to implement it, as well as in training and support. If CORBA is displaced or its popularity diminished, our business would be impacted.

If we are unable to maintain our license to Java technology, we may not be able to license our Java products to third parties, which will harm our business.

   Our Java products require proprietary technology made available by Sun Microsystems in order to operate. Pursuant to license agreements with Sun Microsystems, we license the Java 2 Platform, Standard Edition specification, the Java 2 Platform, Enterprise Edition specification and the Java 2 Platform, Micro Edition specification. The principal agreement provides for a five-year term and will terminate on December 28, 2005. While we would expect to renew this agreement, Sun is not obligated to do so. Upon expiration of this license, we will continue to have the right to distribute our software products containing the version of Java technology incorporated at the time of expiration. However, if the agreement is terminated by Sun due to material breach of the terms of the license or upon an action for infringement of intellectual property rights relating to the Java technology by us against Sun Microsystems or any of its other licensees, we are required to return or destroy all copies of the Java technology, including derivative works. If Sun Microsystems fails to renew the license agreement or otherwise stops making this proprietary technology available on commercially reasonable terms, and we are unable to develop or otherwise identify effective alternatives to licensing this technology, our business will be harmed. Alternatively, if Sun Microsystems makes significant changes to the Java language or its proprietary technology, or fails to correct defects and limitations in these products, our ability to continue improving and shipping our products could be impaired.

We are relatively new to the software application infrastructure market, and may not be able to successfully compete in that market.

   The software application infrastructure market is relatively new and evolving. While we believe we maintain strong relationships with the information technology, or IT, organizations in large enterprises through our developer network, we do not have extensive experience in this market. For example, we entered this market for the first time as the result of our acquisition of Visigenic in 1997 and are now marketing comprehensive implementation solutions to enterprises including development and infrastructure products. There can be no assurance that the software application infrastructure market will grow or that we will be able to compete successfully in it. To compete successfully in the software application infrastructure market we will need to:

  . successfully select the operating platforms, database management systems and server software which ultimately achieve market acceptance;

  . successfully and efficiently invest significant resources in direct sales, marketing and product development;

  . compete with several very large and well-established companies with significant "mindshare," as well as a number of smaller successful companies, that are already competing in these markets;

  . develop stronger relationships with systems integrators and other strategic partners with access to enterprise accounts and "C"-level decision-makers on software application infrastructure products; and

  . coordinate the activities of our various product organizations to provide fully integrated products, including synchronizing release cycles.

We have a relatively new direct sales force and our limited experience in managing them may impair our ability to expand sales and generate increased revenue, particularly with regard to our application infrastructure products.

   We have been rapidly expanding our direct sales force and plan to hire additional sales personnel. Because a significant percentage of our sales force are relatively new to our company, there is a limited history on which to evaluate their performance. There can be no assurance that our expanded sales force will succeed in increasing or sustaining our revenue or improving our competitive position or that our newly-hired employees will achieve desired levels of productivity. In addition, while we have experienced sales management personnel, our company has limited experience in managing a large, geographically-dispersed sales force. For example, we may experience difficulty in integrating the new members of our sales team into our operations. Our failure to successfully manage our sales force may impair our ability to increase sales and grow our revenue.

If our efforts to motivate and train our sales and technical personnel are unsuccessful or are not cost-effective, our operating results would be harmed.

   We need to extensively train and motivate our sales personnel and invest additional resources in our sales efforts as well as educate our authorized resellers. Our software products and services require a sophisticated sales effort, including efforts targeted at the senior management and information technology departments of our prospective customers. In addition, we believe our products, including both our development and application infrastructure products, compare well against our competition's products on the basis of our products' technical and performance benefits, increasing our particular need to have well trained, technically savvy sales personnel in order to communicate these advantages to prospective customers. We have made significant investments in training our direct sales force and implemented new sales compensation programs for 2002 in an effort to improve and motivate our sales force and increase sales. There can be no assurance, however, that these programs will be successful in achieving this result in the long term, and such changes and additional investments could significantly increase our sales-related expenses and impact operating results.

Our increasing focus on enterprise customers may increase fluctuations in our financial results.

   As we increasingly seek to license software products directly to our customers, particularly large enterprises, we have experienced sales cycles that are substantially more lengthy and uncertain than those associated with our traditional business of licensing software through indirect and retail channels. We expect that a significant percentage of our future revenue will be from enterprises, including large global organizations. These transactions typically contain multiple elements, including licenses for development and deployment products, technical support, maintenance, consulting and training services. As a result, these customers generally commit significant time and resources to evaluating our software, and they require us to expend substantial time, effort and money in establishing the enterprise relationship and in educating them about our software products and solutions, which can sometimes result in lower operating margins. Also, sales to these types of customers generally require an extensive sales effort throughout the customer's organization and often require final approval by the customer's Chief Information Officer or other senior or "C"-level employee. In particular, while our strategy includes leveraging the loyalty of our developer network to sell our software application infrastructure products within their enterprises, we believe that purchase decisions on software application infrastructure technology often involve more senior level employees than sales of development products. All of these factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made in any particular quarter, or at all. We have experienced and expect to continue to experience delays and uncertainty in the sales cycle as well as increased up front expenses in connection with enterprise sales. The timing of the execution of enterprise volume licenses, or their nonrenewal or reregistration by large customers, could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations.

Our international operations and sales could be harmed by factors outside our control.

   A substantial portion of our revenue is from international sales. International sales accounted for approximately 60% of our revenues in the year ended December 31, 2001. Given our focus on international markets and the market potential for our products in such markets, we anticipate increased international sales going forward. However, there are inherent risks in doing business internationally, including:

  . the difficulty of staffing and managing an organization spread over various countries and continents;

  . potentially reduced or less certain protection for intellectual property rights than is available under the laws of the United States;

  . seasonal reductions in business activity during the summer months in Europe and other parts of the world;

  . longer payment cycles in some countries and greater difficulty in collecting accounts receivable;

  .   fluctuations in foreign currency exchange rates;

  .   restrictions on the expatriation of currency from a particular country;

  .   export restrictions, tariffs, duties and other trade barriers;

  .   changes in regulatory requirements;

  .   compliance with various conflicting laws and regulations;

  .   overlap of different tax structures; and

  .   political or economic instability in certain parts of the world.

   One or more of these risk factors could have a material adverse effect on our future international operations and sales and, consequently, on our business, operating results and financial condition. In addition, our subsidiaries generally operate in local currencies, and their results are translated monthly into U.S. dollars. If the value of the U.S. dollar increases significantly relative to foreign currencies, there could be a material adverse effect on our business, operating results and financial condition.

Our business may suffer if international trade is hindered, disrupted, or economically disadvantaged.

   Political and economic conditions abroad may adversely affect international sales of our products. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could adversely affect our ability to sell our software products and services in foreign markets. Changes in policies by the U.S. or foreign governments resulting in, among other things, higher taxation, currency conversion limitations, restrictions on the transfer of funds or the expropriation of private enterprises also could have a material adverse effect on us. Any actions by countries in which we conduct business to reverse policies that encourage foreign investment or foreign trade also could adversely affect our operating results.

The success of our Linux-based products is dependent upon increased future adoption of Linux.

   We are investing time and resources in developing products, such as Kylix, for the Linux operating system. Linux is a relatively new operating system that runs on a variety of hardware platforms. Linux has yet to be adopted on a widespread basis, though major hardware vendors like IBM and Sun Microsystems are supporting it. If Linux is not adopted, or is adopted more slowly than we anticipate, our investments in Linux compatible products may not generate their anticipated return.

The success of our Web Services enabled products is dependent upon the adoption of Web Services.

   We have recently enhanced our existing products with Web Services capabilities, including providing for the development of Web Services-enabled components and the integration of Web Services-enabled components. We believe that the popularity of using and making available Web Services for software development could be substantial. However, the Web Services-based development market is young and only now emerging, and we cannot predict whether this market will develop as we anticipate. If the market does not develop as we anticipate, our growth may not be as strong as we expect. In particular, we are anticipating a significant market opportunity to bridge the Microsoft .NET and Java platforms through Web Services. If the Web Services market does not develop as we anticipate or if one of these platforms achieves significantly greater market acceptance than the other, the opportunity to bridge the two platforms through Web Services may not be as significant as we expect and we will not be able to benefit from this opportunity through our development and deployment products. Alternatively, if we are unable to enhance our products to remain current with technological advances in the respective platforms, we will not be in a position to capitalize on this cross-platform Web Services opportunity.

We may not be able to successfully compete against current and potential competitors.

   Our markets are intensely competitive. Rapid change, new and emerging technologies and fierce competition characterize these markets. The pace of change has accelerated due to the emergence of the Internet, and related programming platforms and languages, including Sun Microsystem's Java and Microsoft's .NET and C#, as well as new operating systems such as Linux.

   With respect to our JBuilder product, we compete primarily with the Java IDEs offered by IBM, Sun Microsystems and WebGain. With respect to our integrated Java performance assurance tools such as Optimizeit, we compete with Rational Software and Sitraka. With respect to our Delphi and C++Builder products, we compete primarily with Microsoft. With respect to our TeamSource DSP service, our potential competitors may include Merant, Microsoft, Oracle and Rational Software. With respect to our Borland Enterprise Server, AppServer Edition, we compete primarily with BEA and IBM. With respect to our Borland Enterprise Server, VisiBroker Edition and our VisiBroker middleware product, we compete primarily with Iona. With respect to Borland Enterprise Server, Web Edition, we compete primarily with Microsoft. At this time we have no significant competitors to our Borland AppCenter and Kylix products. In the markets for our development products, we also compete with platform vendors such as Microsoft, Sun Microsystems, Hewlett-Packard, IBM, Red Hat and Apple Computer.

   We differentiate our products from our competitors' products based on scalability, functionality, interoperability, cost of ownership, performance and reliability as well as their effectiveness in addressing our customers' needs. There can be no assurance that we will be able to successfully differentiate our products from those of our competitors in the future or be able to continue to enhance our product lines to meet the needs of our customers. In addition, many of our competitors have substantially greater financial, management, marketing and technical resources than we have. Many of our competitors have well established relationships with our current and potential customers, extensive knowledge of the market and extensive product development, sales and marketing resources. These competitors may be more successful than us at developing and marketing products in our markets.

   Because there are relatively low barriers to entry in a number of our markets, we also can expect additional new competition from other established and emerging companies. Increased competition in our markets, including from companies with substantial resources, could result in price reductions, fewer customer orders, reduced gross margins and loss of market share. Any one of these results could adversely affect our business. For example, given the growth and adoption of Java, we are already observing increased attention on the market for Java development technologies, and expect additional new entrants. Certain vendors, for example, which have heretofore not focused significant resources on the Java development market, have altered their product strategies to incorporate Java development offerings. Similarly, the market for development technologies to enable Web Services is receiving increased attention as well. Because we are dependent on the market for Java development for a substantial portion of our revenue, going forward, increased competition in this market could damage our competitive position and significantly affect our operating results.

Bundling arrangements or product give-aways by our competitors, including freely available development technologies, may diminish demand for our products or pressure us to reduce our prices.

   Certain of our competitors, such as those that are primarily hardware vendors or platform providers, generate a substantially greater proportion of their sales in markets in which we do not directly compete. In addition, we believe a number of such competitors view sales of products such as development technologies as important for enhancing the functionality of their core products, as well as the demand for such products. As a result, certain such companies may offer products that compete with our offerings bundled with their other products, such as application servers, work stations, personal computers, operating systems and databases. In such event, the effective price for products that compete with our products may be heavily discounted or offered at no charge. Such competitive pressures could require us to reduce the price of our products and related services and adversely affect our operating results. Similarly, certain industry alliances and arrangements exist or may be formed in the future under which companies in markets in which we do not compete ally with companies in our markets to bundle products in order to help increase respective market shares. Such arrangements may result in lower effective prices for products that compete with our offerings than our own prices, putting pressure on us and diminishing our competitive position.

   In addition to bundled offerings and bundling arrangements, certain competitors make available or have begun making available for no charge to their customers products that compete with our products, including our development technologies such as JBuilder. While we believe that products made available at minimal or no cost are not able to compete with our offerings on the basis of quality, performance, reliability and cost of ownership, among other things, freely available competitive technologies are a risk to our business. At a minimum, technologies offered at no charge increase pricing pressure and threaten to impact our results. IBM's open source Eclipse initiative, for example, is an example of a model under which products that are competitive with our offerings may eventually become available at minimal or no cost. IBM Eclipse is attempting to create an open source toolkit in which customers can access and create development technologies at no charge. If this type of model is widely adopted, our business will be harmed.

If we are unable to meet rapid changes in technology and introduce competitive products, our existing products could become technologically obsolete.

   The market for our products is highly competitive and is characterized by continuous technological advancement, evolving industry standards and changing customer requirements. While we believe that to date we have successfully developed products that incorporate the latest technologies and standards, we cannot be certain that we will successfully design and market new products and upgrades of our current products that are competitive and work with existing and new computer platforms and operating environments.

   Additionally, we face a number of competitive risks in the software market, including, but not limited to, the following:

  . we may introduce products later than we expect or later than competitors' introductions;

  . competitors may introduce competing products at lower prices or potentially at no cost;

  . our products may not meet customers' expectations regarding features and performance;

  . competitors' products based on new technologies or new industry standards may quickly render our existing products obsolete;

  . the free availability of certain core new technologies may lower barriers to entry and minimize our competitive advantages on the basis of price and performance; and

  . in order to match actions by competitors, we may need to provide product upgrades at lower prices which may result in lower margins and decreased operating results.

   We may not successfully address these risks. If we do not successfully address these risks, our business and operating results could be seriously harmed.

Our strategic relationships and partnerships may not achieve their objectives, and the failure to do so could impede our growth.

   We currently maintain a number of important strategic alliances and technology partnerships with industry leaders such as Microsoft, Sun Microsystems and Nokia. Our current technology partners give us, among other things, early access to emerging technologies, additional resources to market our products, as well as an entry point to meet potential customers. Our relationships with systems integrators and resellers also provide additional expertise to our customers and bolster our service capabilities, among other things. In the future, we anticipate exploring additional strategic alliances, technology partnerships and other arrangements designed to further all of these goals. Our current or prospective strategic alliances and technology partnerships may not achieve their intended objectives however, and parties to our strategic alliances and technology partnerships may not perform as contemplated. Additionally, our partners may choose to terminate their arrangements with us in situations where no binding contractual arrangements exist. Under our relationships with Nokia and SAP, for instance, these companies are currently recommending JBuilder as their preferred IDE for Java development to their customers and/or vendors of ancillary products. These arrangements are not binding however, and either company may choose not to recommend JBuilder at some future date or to recommend a competitor's products. The failure to develop or maintain our strategic alliances and technology partnerships, or our partners' inability to perform or decision not to perform or to opt out of their arrangements with us, may impede our ability to introduce new products or enter new markets. As a result, our operating results could be materially affected.

If the wireless and mobile application market does not develop as anticipated or if our products for the wireless or mobile market are not widely accepted, our growth may be negatively impacted.

   We have recently introduced new Java-based products targeted for development applications for mobile and wireless devices, including our JBuilder MobileSet. We have also entered into strategic relationships or technology partnerships with wireless device manufacturers, including Nokia, in order to enhance our position in this market. If the market for mobile and wireless applications does not develop as we anticipate or as quickly as we anticipate, the demand for our wireless products will be adversely impacted. The failure of the wireless market to develop as we expect, or our failure to penetrate this market, will impede our anticipated sales growth and could result in substantially reduced earnings from those we anticipate.

   The growth in the market for mobile and wireless applications will depend on a number of factors, any of which may impact our ability to derive substantial revenue from this market in the future. These factors include:

  . rate of adoption of mobile devices by enterprises and consumers, including personal digital assistants, handheld computers, smart phones, pagers and other mobile devices;

  . rate of adoption of wireless applications and services available on such devices by enterprises and consumers;

  . aggressive and successful marketing of wireless applications and services by a limited number of communication service providers, including pricing;

  . the rate of build out of and upgrades to existing wireless networks, including: availability of rights to cell and switch sites as well as zoning variances and other approvals for network construction; completion of cell site design, frequency planning and network optimization; completion of fixed network implementation; expansion of customer care, network management and billing systems; and vendor equipment availability;

  . availability of additional spectrum capacity to enable service providers to expand existing wireless data services and develop third generation services; and

  . health issues, including as they relate to radio frequency emissions or the use of devices while driving automobiles, and potential state law restrictions and/or litigation in conjunction therewith.

   In addition to the development and growth of the market itself, our ability to generate significant revenue in the wireless application implementation market will depend on our ability to adapt to the rapid technological shifts in this market to keep our products viable and competitive. Technological factors that may impact our ability to generate substantial revenue in the wireless market include:

  . failure of Java to gain in popularity as a programming platform for wireless and mobile application development;

  . emergence of a dominant programming language or platform or operating system for mobile and wireless devices and our corresponding ability to develop technologies that facilitate software development and deployment for such technologies;

  . failure of a dominant platform or operating system to emerge and our corresponding ability to develop technologies that facilitate software development and deployment across the range of such technologies or a significant subset thereof;

  . increasing proliferation of mobile or wireless devices with varying technical specifications and form factors, and our corresponding ability to develop products capable of facilitating development and deployment to the range of devices with varying such requirements;

  .   evolving standards and other technological changes; and

  .   pace of overall technological change in the mobile and wireless markets.

   If the wireless and mobile market does not develop as we anticipate or if we are unable to respond to technological shifts in the market, our anticipated sales and operating results could be adversely impacted. In addition, even if the wireless market does develop and we have competitive products, our failure to market and sell these products to our customers will impact our anticipated sales and operating results.

Because competition for qualified personnel is intense, we may not be able to recruit or retain qualified personnel, which could negatively impact the development and license of our products.

   We believe that our ability to successfully grow and manage our business and to develop new products will depend, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled software engineers and management personnel. Over the last few years, we have increased compensation, bonuses, stock options and other fringe benefits in order to attract and retain key personnel. In the past, some of our competitors have utilized their greater resources to provide substantial signing bonuses and other inducements to lure key personnel away from us. As a result, we may be required to further increase compensation and benefits. We are not certain that these efforts will succeed in retaining our key employees, and our failure to attract and retain key personnel could significantly harm our business. Even if we succeed in attracting and retaining key personnel, these increased compensation costs may not be offset through either improved productivity or higher revenue.

   Furthermore, we do not maintain key person insurance on any of our employees or management team members, including Dale L. Fuller, our President and Chief Executive Officer. If we lose one or more of the members of our management team, including Mr. Fuller or other key employees, we will not receive insurance or other proceeds to help offset the loss to us of unique skills and talents or the potentially high cost of replacement personnel, and our business and operating results could be seriously harmed.

If our products do not operate with the wide variety of hardware, software and operating platforms, environments and programming languages used by our customers, our revenues would be harmed.

   Our customers use a wide variety of constantly changing hardware, software and operating platforms. We invest and will continue to invest a significant amount to develop products for new or emerging software and hardware platforms in the server, desktop, personal digital assistant, mobile, wireless and other environments that may develop from time to time. However, there is a risk that a new hardware or software platform that we do not provide products for could rapidly grow in popularity. In particular, we believe that this risk is substantial with regard to particular proprietary platforms and languages for which we may not be given preferential access or access at all. As a result, we may not be in position to develop products for such platforms or may be late in doing so. If we fail to introduce new products that address the needs of emerging market segments, or if our new products do not achieve market acceptance, including because they are late in development, our future growth and profitability could suffer. In addition, we may incur significant expenditures to develop products for emerging platforms that do not ultimately become large or profitable market segments.

   For example, Microsoft has recently introduced a new operating environment for Web-based applications called Microsoft .NET. While we are releasing development products that support the .NET environment, our business would be harmed if we are unable to develop an effective development product for the ..NET environment that addresses the needs of our customers, or if our competitors, particularly Microsoft, do so more effectively than we do. Similarly, if certain emerging programming languages, such as Microsoft's C#, gain significantly in popularity and we do not offer a development technology to facilitate development in such languages, our competitiveness could be diminished and our results adversely impacted. An alternative to Java, C# is an object-oriented programming language that was recently introduced by Microsoft and is based on C++. We believe that C# is gaining in market acceptance. We do not, however, currently offer a development product for the C# programming language. In addition, it is possible that certain platforms may emerge for which Java implementations are not possible or feasible on a cost-effective basis. Because we are focused on Java products, we could lose customers if this happens.

Our research and development efforts may be costly and may not produce successful new products and product upgrades.

   Our future success will depend upon our ability to enhance our current products and develop and introduce new products on a timely basis, particularly if new technology or new industry standards render any existing products obsolete. We believe that we will need to incur significant research and development expenditures to remain competitive, particularly since many of our competitors have substantially greater resources. The products that we are currently developing or may develop in the future may not be technologically successful or may not be accepted in our market. In addition, the length of our product development cycle may be greater than we expect. If the resulting products are not introduced in a timely manner, or do not compete effectively with products of our competitors, our business will be harmed.

Delays in the introduction of new products may cause us to lose customers to our competitors or harm our reputation.

   From time to time, we announce when we expect to introduce a new product. We also attempt to maintain a consistent release schedule for upgrades of existing products. In the past, some of our products have shipped later, sometimes substantially later, than when we originally expected. The loss of key employees may increase the risk of these delays. Some of our products are based on technology licensed from third parties. We have limited control over when and whether these technologies are upgraded. The failure to receive adequate notice of, the delay in release of, or the inadequacy of enhancements to technology licensed from third parties could have a material adverse effect on our ability to develop and enhance our products. Due to these uncertainties inherent in software development, it is likely that these risks will materialize from time to time in the future. We could lose customers as a result of substantial delays in the shipment of new products or product upgrades.

We depend on technologies licensed to us by third parties, particularly that of Sun Microsystems and Microsoft, and the loss or inability to maintain these licenses could prevent or delay sales or shipments of certain of our products.

   We are dependent on licenses from third-party suppliers for some elements of our products such as various file libraries. In particular, we are dependent on technology licenses from Sun Microsystems with respect to our Java products and we are dependent on licenses from Microsoft with respect to our Delphi and C++Builder products. If any of these licenses were terminated or were not renewed, or if these third parties failed to develop new technology products or failed to notify us in a timely manner of any new or updated technology, we might not be able to ship such products. We would then have to seek an alternative to the third party's technology and, in some cases, it is possible that an alternative may not exist. This could result in delays in releasing and/or shipping our products, increased costs or reduced functionality of our products and could have a material and adverse effect on our business, operating results and financial condition.

Open source technologies both lower barriers to entry in our markets and have the potential to harm our ability to sell our products and services on profitable terms.

   The free availability of technology, such as Linux, may allow competitors to enter our markets more easily and at lower cost. For example, our ability to enhance our development technologies is based on access to technologies we obtain through costly licenses with Sun Microsystems and Microsoft, among others, providing a potential barrier to entry in our markets. If key technologies are made freely available, the advantages we derive from our industry relationships and financial position could be diminished. In turn, our competitive position, our revenues and growth could be negatively impacted.

   In addition, some of our competitors are offering to license software for free or effectively offering competing software for free as part of a bundled solution to gain competitive advantage. If broadly and successfully adopted, this type of competition, particularly open and free access to development technologies, could materially adversely affect our ability to sell additional licenses and maintenance and support renewals on profitable terms.

The relative immaturity of Java could negatively impact our growth and operating results

   Because Java is, in part, a relatively new programming language and still evolving in functionality, we believe that the demand for development technologies, particularly for upgrades that facilitate the tailoring of applications to the latest Java standards, is currently strong. However, should Java and Java standards stop evolving, the need for new, upgraded development technologies may weaken and our ability to sell upgrades of our Java development technologies may be impacted. Since our operating results are dependent, in part, on selling upgrades to our existing customer base, our operating results would be adversely affected. In addition, in the event that Java matures to the point where vendors are able to have success selling broadly applicable packaged Java software without fear of obsolescence, the need for extensive in-house Java development could be curtailed. If in-house development is curtailed, the need for our development technologies will be impacted and our operating results would be adversely affected.

Our historical financial information relating to a number of our development technologies is based on sales of development applications for legacy languages and traditional hardware platforms, and as such may not be indicative of our future performance in developing and marketing software for emerging languages and emerging hardware platforms.

   Our historical financial information relating to a number of our development technologies is based on sales of software designed to develop applications for legacy platforms (e.g., Windows and C++) as well as traditional computer hardware platforms (e.g., mainframes, work stations, applications servers, desktop personal computers, notebook computers, etc.). While we continue to enhance the functionality of these products and expect sales of these technologies to continue to generate a significant percentage of our revenue, we expect to derive an increasing percentage of our revenue from sales of our development technologies for emerging platforms such as Java and .NET, as well as emerging hardware platforms such as wireless and mobile computing devices and personal digital assistants, or PDA, devices. Relative to our traditional business, we do not have a lengthy operating history in these markets upon which to evaluate our prospects, which may make it difficult to predict our actual results in future periods. Accordingly, actual results of our future operations may differ materially from our anticipated results.

The customers for our application infrastructure products are, and we expect our customers will continue to be, highly concentrated in a small number of vertical markets, so a continued downturn in these markets would significantly harm our revenues.

   A large portion of our revenue with respect to our application infrastructure products is derived from customers in a small number of vertical markets such as the technology, telecommunications and financial markets. While we believe that customers in these markets are attracted to the performance advantages of our products, continuation or deepening of the current downturn in any of these markets could have a significant impact on our revenues with respect to our application infrastructure products. Our infrastructure business was adversely affected in 2001 by the downturn in these markets. Our failure to broaden our base of customers outside these vertical markets would reduce our future revenues with respect to our application infrastructure products if an extended downturn occurs in our targeted vertical markets.

If we cannot increase market awareness of our products and services our business could be harmed.

   We continue to expand our marketing operations to increase market awareness of our products and services, market our products and services to a greater number of customers and generate increased revenue. Our products and services increasingly require strong marketing efforts to address the various departments of an enterprise, as well as the developer community at large, and our inability to effectively market our products could impede our ability to compete effectively.

The number of factors that affect our revenues makes our future results for a particular period difficult to predict and therefore we may not meet expectations for a particular period.

   We believe that our revenues have the potential to vary significantly from time to time. These fluctuations could cause our stock price to fluctuate significantly. We believe that these variations may result from many factors including:

  . timing, and any delay in the introduction, of upgrades to existing products or new products;

  .   the mix of channels through which we sell our products;

  .   the relative mix of demand for our various products and services;

  .   the size and timing of significant orders and their fulfillment;

  . the number, timing and significance of product upgrades and new product announcements by us and our competitors;

  .   changes in pricing policies by us or our competitors;

  . customer order deferrals in anticipation of upgrades or new products offered by us or our competitors;

  .   product release cycles for our products and those of our competitors;

  . product defects that may be discovered from time to time and other product quality problems;

  .   general domestic and international economic and political conditions; and

  . information technology budgets and overall capital expenditure budgets of our customers and prospective customers.

   A significant portion of our customers place orders toward the end of a given quarter. Revenue may also fluctuate based on our customers' fiscal year budgeting cycles. Therefore, revenues may be difficult to predict, and any revenue shortfall for a quarterly period may not be known until late in the quarter. Additionally, our costs are based on projected revenues and are relatively fixed in the short term. Therefore, if our revenue levels fall below projections, net income may be significantly reduced, and, accordingly, we may experience a loss. As a result, we believe that quarterly revenues and operating results will continue to be difficult to forecast and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of trends or our future performance.

We depend on a small number of distributors like Ingram Micro for a significant portion of our revenue; if we lose one or any of our major distributors our revenue could suffer.

   Ingram Micro, one of our major distributors, accounted for approximately 13% of our total revenue during the year ended December 31, 2001 and 12% of total revenue during the year ended December 31, 2000. We expect that Ingram Micro will continue to be a significant customer and a small number of distributors will continue to account for a significant portion of our revenue for the foreseeable future. Our inability to increase the number of our distributors or the loss of any one major distributor like Ingram Micro could limit our ability to maintain or increase our market share, or could cause our revenue to drop quickly and unexpectedly.

Because we rely on independent software vendors, value-added resellers, system integrators and other channel partners to compliment our direct sales, if we cease doing business with one or more of these parties, our revenue could suffer.

   We rely on independent software vendors, value-added resellers, systems integrators and other channel partners to compliment our direct sales. A part of our strategy is also to bundle our software in the products offered by value-added resellers, or VARs, or independent software vendors, or ISVs. The pricing, terms and conditions of our agreements with these partners are individually negotiated and vary among partners. These agreements are non-exclusive. Many of our agreements do not require our customers to make a minimum number of purchases. We have virtually no control over the shipping dates or volumes of systems shipped by our customers. Although we believe our relationships with our channel partners have been successful to date, we cannot guarantee that these relationships will continue to be successful or to grow or that the channel partners will continue to purchase our products in the future. If we do not continue to get referrals from third parties or if we are unable to secure license agreements with these parties on profitable terms, our business may suffer.

We are dependent upon certain retail distribution channels.

   A significant portion of our sales is made through retail distribution channels, which is subject to events that cause unpredictability in customer demand. Our retail distributors also carry the products of our competitors.

Some of our retail distributors have limited shelf space and limited capital to invest in inventory. Their decision to purchase our products is based on a combination of demand for our products, our pricing, the terms and special promotions we offer and other factors that we do not control and cannot predict. Our agreements with retail distributors are generally nonexclusive and may be terminated by them or us without cause. Accordingly, there can be no assurance that our distributors will continue to carry our products.

Failure to expand or grow our professional services offerings and enlist others to provide services for our products could harm our business and results of operations.

   We believe that growth in our product sales and license revenue will depend on our ability to provide our customers with comprehensive professional services and to enlist other parties to provide similar services, including independent software vendors, systems integrators, distributors and other channel partners. These professional services include maintenance, architectural consulting, training, education and project management. If we fail to attract, train and retain skilled personnel to deliver professional services, our business and operating results could be seriously harmed. We plan to increase the number of our professional services personnel to meet these needs. However, competition for qualified professional services personnel is intense, and we may be unable to attract, train and retain the number of highly qualified professional services personnel that we need.

   As part of our growth strategy, we have also embarked on an effort to utilize our professional services more aggressively, including using them as a means to market our products or to obtain feedback which we can then incorporate into our product plans. A decline in the price of or demand for our professional services offerings may harm our business and operating results and negatively impact our growth strategy.

Consolidation in our industry may impede our ability to compete effectively.

   Consolidation continues to occur among companies that compete in our markets as firms seek to offer more extensive suites of software products and broader arrays of software solutions and take advantage of efficiencies and economies of scale. Additionally, a number of major hardware companies have sought to expand their software and services offerings through acquisitions. Changes resulting from this consolidation may negatively impact our competitive condition, particularly as certain products, when offered as part of a bundled suite, are offered for free or are given away to sell more hardware components. In addition, as we seek to expand our product lines, skills and capacity through acquisitions, a trend toward consolidation may result in our encountering increased competition for attractive targets, and having to pay higher prices for those targets.

We may not be able to successfully complete business combinations or integrate combined businesses into our existing business.

   As a part of our business strategy, we may make acquisitions of businesses, products or technologies in the future. However, there may not be suitable businesses, products or technologies available for acquisition on terms acceptable to us. There may be substantial costs associated with acquisitions including the potential dilution to our earnings per share, the incurrence or assumption of debt, the assumption of contingent liabilities, the amortization of expenses related to intangible assets and the legal and other fees associated with the negotiation and consummation of the acquisition. Acquisitions entail numerous risks, including the difficulty in the integration of operations, technologies, products and personnel, as well as difficulties and uncertainties in our ability to maintain key business relationships that the business entities have established. Acquisitions also divert the attention of management from other business concerns. We may make acquisitions in new markets where we have limited or no prior experience. Further, there is no guarantee that any acquisition we complete will result in earnings accretion, cost efficiencies or synergies. We may expend resources to acquire products and technologies that we are not ultimately able to commercialize. Furthermore, acquired businesses may bring with them unanticipated or undisclosed liabilities and risks. Any one of these risks, if realized, could negatively affect our business, financial condition and operating results.

If our encryption technology does not satisfy our potential customers' needs for the confidential transfer of information, sales of certain of our application infrastructure products could suffer.

   We use and will continue to use encryption technology licensed by third parties in some of our products, such as in Borland Enterprise Server, VisiBroker Edition, to provide security for the exchange of our customers' confidential information. Encryption technologies have been breached in the past. There can be no assurance that there will not be a compromise or breach of our security technology. If such a breach were to occur, it could have a material adverse effect on our reputation and sales of our application infrastructure products.

If the license of our products that contain encryption technology is delayed by export regulations, revenues from licensing our application infrastructure products in foreign markets could be harmed.

   There are numerous regulations regarding the export of encryption technology from the United States. In the past, some of our sales have been delayed while we have awaited regulatory clearance to export our encryption technology, especially to countries outside the European Union. Similar delays in the future would negatively impact our revenues.

Our products may contain unknown defects that could result in a loss of revenues, decreased market acceptance, injury to our reputation and product liability claims.

   Software products occasionally contain errors or defects, especially when they are first introduced or when new versions are released. We have not experienced any substantial problems to date from potential defects and errors, but we cannot assure you that our products are or in the future will be completely free of defects and errors. Errors in our software may be caused by defects in third-party software incorporated into our software. If so, we may be unable to fix these defects without the cooperation of these software providers. Because these defects may not be as significant to our software providers as they are to us, we may not receive the full and timely cooperation that we may require. In addition, we may not have the contractual right to access the source code of third-party software and, even if we access the source code, we may be unable to detect and fix the defect. The discovery of a defect or error in a new version or product may result in the following consequences, among others:

  .   delayed shipping of the product;

  .   immediate loss of revenue;

  .   delay in market acceptance;

  .   diversion of development resources;

  .   damage to our reputation; and

  .   increased service and warranty costs.

   These consequences could materially and adversely affect our business, operating results and financial condition.

   Our products also interoperate with many components of complicated computer system implementations, such as mainframes, application servers, personal computers, application software, databases, operating systems and data transformation software. Failure of any one of these components could cause all or large portions of computer systems to fail. In such circumstances, it may be difficult to determine which software or hardware component failed, and it is likely that customers would bring a lawsuit against several companies, including us. Regardless of its merits, responding to any claim can be time consuming and costly and divert the efforts of our technical and management personnel. In addition, we may not have insurance coverage for these types of claims or our insurance coverage for these types of claims may not be adequate.

   Many of our license agreements contain provisions designed to limit our liability for potential product liability claims. It is possible, however, that these provisions may not protect us because of existing or future federal, state, local or foreign laws or ordinances or judicial decisions. A successful product liability claim for large damages brought against us could have a material adverse effect on our business, operating results and financial condition.

Intentional efforts to harm or disrupt the functioning of our software or web site could harm our reputation and result in significant unexpected costs.

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

If we fail to effectively manage our growth, our infrastructure, management and resources could be strained, our ability to effectively manage our business could be diminished and our operating results could suffer.

   Our future success is dependent on growing our company. The failure to manage our growth effectively could strain our resources, which would impede our ability to increase revenues. During the past two years, we have increased the number of product releases we make each year and have introduced a number of new products and services. We plan to continue to expand further the number and diversity of our software solutions and their use in the future. Our ability to manage our planned growth effectively will require us to:

  .   successfully hire, train, retain and motivate additional employees;

  .   enhance our operational, financial and management systems; and

  .   expand our research and development capacity.

   As we expand and diversify our product and customer base, we may be required to increase our selling, general and administrative expenses. We also may be required to increase staffing and other expenditures in order to meet the anticipated demands of our customers. Our customers, however, do not commit to license our software for more than a short time in advance. Any increase in expenses in anticipation of future orders that do not materialize would adversely affect our profitability. If we cannot manage our growth effectively, our business and results of operations could be negatively impacted.

The price of our common stock could fluctuate significantly.

   Like the publicly-traded securities of other high technology companies, the market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. During the period from January 1, 2001 to December 31, 2001, the price of our common stock has ranged from a low of $5.41 on January 3, 2001 to a high of $17.49 on December 10, 2001. On March 27, 2002, the most recent practicable date prior to the filing of this Form 10-K, the closing price of a share of our common stock on The Nasdaq Stock Market was $12.55. From time to time, the market price of our common stock may be significantly affected by a number of factors, including, but not limited to, the following:

  . announcements of new products or product upgrades by us or our competitors;

  .   technological innovation by us or our competitors;

  . quarterly variations in our results of operations or those of our competitors;

  .   changes in the prices of our products or those of our competitors;

  . changes in actual or projected revenue and revenue growth rates for us as a whole or for specific geographic areas, business units, products or product categories;

  . changes in the price-to-earnings, price-to-sales and other multiples used to value companies in the software industry;

  . changes in revenue, earnings or other estimates by research analysts who cover our stock;

  .   actual or anticipated changes in information technology spending;

  . a decision by a respected research analyst to initiate or drop coverage on our stock or upgrade or downgrade our stock;

  . speculation by the press, product analysts or research analysts about us and our products, revenues and/or earnings including the growth rate of each;

  .   the relatively low trading volume in our stock;

  . stock sales from time to time by our executive officers and members of our board of directors;

  .   actual or anticipated changes in interest rates; and

  . general market conditions or market conditions specific to the software industry.

   The stock prices for many companies in the technology sector have experienced wide fluctuations which, at times, have been unrelated to the operating performance of such companies.

Sales of our common stock by significant stockholders may cause the price of our common stock to decrease.

   Several outside investors in Borland own significant portions of our common stock, or preferred stock that is convertible into common stock, though, to our knowledge based on Schedule 13G filings made with the SEC, none individually own in excess of 8% of our common stock, even on an as converted basis, as of March 27, 2002, the most recent practicable date prior to the filing of this Form 10-K. If these stockholders were to sell significant amounts of their Borland stock, then the market price of our stock could be negatively impacted. Moreover, because of current levels of liquidity in our stock, the effect of such sales, or of significant portions of our stock being offered or made available for sale, could result in particularly strong downward pressure on our stock. Investors should be aware that they could experience significant short-term volatility in our stock if such stockholders decide to sell a substantial amount of their Borland stock at one time.

The conversion of our Series C Preferred Stock ("Series C Stock") may have a dilutive effect.

   Each share of our Series C Stock is convertible, at the option of the holder into fully paid and non-assessable shares of Borland common stock based upon a fixed conversion ratio. In the event of a reorganization, reclassification or other change (other than a stock dividend, stock split or reverse stock split), each share of Series C Stock would be convertible, at the option of the holder, into the kind and amount of shares of stock and other securities and property receivable upon such events. Upon transfer by the holder to an unaffiliated third party, each share of Series C Stock would automatically convert into fully-paid and non-assessable shares of our common stock based upon a fixed conversion ratio. In the event of a merger, consolidation, tender offer, agreement to sell, or sale of all or substantially all of our assets, each share of Series C Stock would automatically convert into the right to receive the same consideration as if the Series C Stock had been converted into common stock immediately prior to such events. In the event of liquidation, dissolution or winding up of Borland, the holders of shares of Series C Stock would receive the same consideration as if the Series C Stock had been converted into common stock immediately prior to such event. The conversion ratio is subject to certain adjustments in the event of a stock split and other capital reorganizations. As of March 27, 2002, the 115 shares of Series C Stock not previously submitted for conversion were convertible into 1,236,595 shares of our common stock.

We may become subject to costly and time-consuming class action litigation following significant changes in our stock price.

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

If we are unable to protect our intellectual property, we may lose a valuable asset.

   As a software company, our intellectual property rights are among our most valuable assets. We rely on a combination of patent, copyright, trademark, trade secret laws, confidentiality agreements and other contractual arrangements, domain name registrations and other methods to protect our intellectual property rights, but these measures may provide only limited protection. The protective steps we have taken may be inadequate to deter misappropriations of our intellectual property rights. In addition, it may be possible for an unauthorized third party to reverse-engineer or decompile our software products. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights, particularly in certain international markets. Litigation may be necessary to protect our intellectual property rights, and such litigation can be time consuming and expensive. We have 98 issued U.S. patents, 10 issued foreign patents and additional pending applications for U.S. and foreign patents. It is possible that some or all of our patents may be challenged, invalidated or circumvented. It is also possible that our pending patent applications may never result in issued patents, and if they do result in issued patents, those patents may be invalidated. In addition, effective protection of intellectual property rights is unavailable or limited in some foreign countries, making the possibility of misappropriation of our intellectual property more likely. Current laws in the United States that prohibit copying give us only limited practical protection from software "pirates," and the laws of many other countries provide very little protection. Policing unauthorized use of our products is difficult, expensive and time consuming and we expect that software piracy will be a persistent problem for our software products. In addition, the unique technology of the Internet may tend to increase, and provide new methods for, illegal copying. Accordingly, we cannot be certain that we will be able to protect our intellectual property rights against unauthorized third-party copying or use. This could materially and adversely affect our competitive position.

We may incur substantial expenses and divert management resources in prosecuting others for their unauthorized use of our intellectual property rights.

   In the future, we may need to file lawsuits to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on our business, financial condition and results of operations. In addition, should any of our competitors file patent applications or obtain patents that claim inventions also claimed by us, we may choose to participate in an interference proceeding to determine the right to a patent for these inventions because if we fail to enforce and protect our intellectual property rights, our business could be harmed. Even if the outcome is favorable, this proceeding could result in substantial cost to us and disrupt our business.


Third party claims of intellectual property infringement may subject us to costly litigation or settlement terms or limited sales of our products.

   From time to time, we have received notices claiming that we have infringed a third party's patent or other intellectual property right. We expect that software products in general will increasingly be subject to these claims as the number of products and competitors increase, the functionality of products overlap and as the patenting of software functionality becomes more widespread. Further, the receipt of a notice alleging infringement may require in some situations that a costly opinion of counsel be obtained to prevent an allegation of intentional infringement. Regardless of its merits, responding to any claim can be time consuming and costly and divert the efforts of our technical and management personnel from productive tasks. In the event of a successful claim against us, we may be required to pay significant monetary damages, including treble damages if we are held to have willfully infringed, discontinue use and sale of the infringing products, expend significant resources to develop non-infringing technology and/or enter into royalty and licensing agreements that might not be offered or available on acceptable terms. If a successful claim were made against us and we failed to commercially develop or license a substitute technology, our business could be materially harmed. In addition, we may not have insurance coverage for these types of claims or our insurance coverage for these types of claims may not be adequate.

Increasing regulation of the Internet, imposition of sales and other taxes on products sold or distributed over the Internet and privacy concerns relating to the Internet could harm our business.

   We intend to expand our business through, among other channels, electronic commerce on the Internet. The electronic commerce market on the Internet is relatively new and rapidly evolving. While this is an evolving area of the law in the United States and overseas, currently there are relatively few laws or regulations that directly apply to commerce on the Internet. Changes in laws or regulations governing the Internet and electronic commerce, including, without limitation, those governing an individual's privacy rights, pricing, content, encryption, security, acceptable payment methods and quality of products or services could have a material adverse effect on our business, operating results and financial condition. Taxation of Internet commerce, or other charges imposed by government agencies or by private organizations may also be imposed. Laws and regulations applying to the solicitation, collection and processing of personal or consumer information could also be enacted. Any of these regulations could result in a decline in the use or popularity of the Internet as a medium for commerce, which could have an adverse effect on our future sales and revenue growth.

   Our future sales and any future profits will be substantially dependent upon the continued widespread acceptance and use of the Internet by consumers and businesses as an effective medium for exchanging information and conducting business. To be successful, consumers and businesses that historically have used traditional means of commerce to transact business must continue to accept and utilize the Internet as a medium for conducting business and exchanging information. Consumers and businesses may eventually reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies such as broadband or other technologies that enable rapid download of purchased products, insufficient commercial support and privacy and security concerns. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity could cause the Internet to lose its viability as a commercial medium.

Our charter documents and Delaware law could discourage an acquisition of our company, even if an acquisition might be viewed as beneficial to our stockholders.

   Our stockholder rights plan, and certain provisions in each of our Restated Certificate of Incorporation, Amended and Restated Bylaws and the Delaware General Corporation Law may discourage, delay or prevent an actual or potential change in control of our company even if that change in control would be beneficial to and in the best interests of our stockholders. This could limit our stockholders' ability to approve a transaction that they may deem to be in their best interests. In addition, our Board of Directors has the authority, without stockholder approval, to fix the rights and preferences of, and issue shares of one or more series of preferred stock.

   In October 2001, we adopted a new stockholder rights plan, which replaced an existing plan that expired in December 2001, to protect our stockholders in the event of a proposed takeover that has not been recommended or approved by our Board of Directors. Under our current stockholder rights plan, each share of our outstanding common stock has attached to it one preferred share purchase right. Each preferred share purchase right entitles the holder, other than the acquiring person or entity, under certain circumstances, to purchase shares of our common stock at a 50% discount from its then-current market price.

Our corporate headquarters is located in northern California, which is susceptible to earthquakes.

   Our corporate headquarters and most of our research and development operations are located in northern California, an area known for significant seismic activity. Seismic activity, such as a major earthquake, could have a material adverse effect on our business, financial condition and operating results. We currently do not have a formal disaster recovery plan. Additionally, we may not carry sufficient business interruption and other types of insurance to compensate us for any losses that we may sustain as a result of any seismic activity.

Our business operations may be adversely affected by the California energy crisis.

   California has recently experienced an energy crisis that resulted in disruptions in power supply and increases in utility costs to consumers and businesses throughout the state. As a result, many companies in California have experienced rolling power outages as capacity has failed to satisfy demand. Should the energy crisis reoccur, we may experience power interruptions and shortages along with many other California companies and be subject to significantly higher costs of energy. Although we have not experienced any material disruption to our business to date, if the energy crisis reoccurs and power interruptions or shortages occur in the future, any inability to continue operations at our California executive and/or research and development offices could delay the development of our products and disrupt communications with our customers and partners and thereby adversely affect our business.

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

Foreign Currency Risk

   We transact business in various foreign countries and have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge intercompany balances and other monetary assets denominated in foreign currencies. The goal of the hedging program is to offset the earnings impact of foreign denominated balances. We do not use foreign currency forward exchange contracts for trading purposes. At month-end, short-term foreign currency denominated balances and the forward exchange contracts are marked-to-market and unrealized gains and losses are included in current period net income.

   During the year ending December 31, 2001, we recorded net foreign exchange losses of $1.0 million. The foreign exchange losses were generated primarily due to the strength of the dollar relative to the Euro and Japanese Yen. It is uncertain whether these currency trends will continue. If these currency trends continue, we will continue to experience foreign exchange losses on our intercompany receivables to the extent that we have not hedged the exposure with foreign currency forward exchange contracts. These foreign exchange losses could have a materially adverse affect on our operating results and cash flows.

   During the year ending December 31, 2001, we recorded a foreign currency loss of approximately $0.7 million as a part of other comprehensive income due to foreign currency movements on our long-term intercompany balances. As of December 31, 2001, the company had $8.6 million and $2.9 million in long-term intercompany balances that will be settled in Australian dollars and Singapore dollars, respectively.

   The table below provides information about our derivative financial instruments, comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates and the estimated fair value of the contract as of December 31, 2001. All instruments mature within twelve months (dollar amounts in thousands).

                                                                 December 31,
                                                        Average      2001
                                               Notional Contract  Estimated
                                                Amount    Rate    Fair Value
                                               -------- -------- ------------
  Foreign currency forward exchange contracts:
     Euro..................................... $(1,556)  .9153       $ 40
     New Zealand Dollar.......................    (733)  .4185        (17)
     Hong Kong Dollar.........................   1,410   .1282         --
     New Taiwan Dollar........................     775   .0287         (3)
                                               -------               ----
         Total................................ $  (104)              $ 20
                                               =======               ====

Interest Rate Risk

   Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our cash equivalents and short-term investments in a variety of financial instruments such as commercial paper. By corporate policy, we limit the amount of our credit exposure to $5 million to any one commercial issuer.

   We mitigate default risk by investing in securities rated at least A2/P2 as published by Standard and Poors and Moodys and by constantly positioning our portfolio to respond appropriately to a significant reduction in the credit rating of any investment issuer. Our portfolio includes only marketable securities with active secondary and resale markets to ensure portfolio liquidity.

   The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio (dollar amounts in thousands).

                             2002     2003  2004 2005 2006 Thereafter  Total
                           --------  ------ ---- ---- ---- ---------- --------
                                              (In thousands)
 Cash equivalents
    Fixed rate............ $280,467      --   --   --   --      --    $280,467
    Average interest rate.     3.71%     --   --   --   --      --        3.71%
 Short-term investments
    Fixed rate............ $ 13,903      --   --   --   --      --    $ 13,903
    Average interest rate.     2.52%     --   --   --   --      --        2.52%

   As of December, 31, 2001, short-term investments included $4.6 million invested by our Japan subsidiary. This investment earns an average interest rate of 0.6%.

Credit Risks

   Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. One customer, Ingram Micro, accounts for approximately 14% and 13% of total accounts receivable as of December 31, 2001 and 2000, respectively. No other single group or customer represents greater than 10% of total accounts receivable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            SELECTED QUARTERLY DATA

   We believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance. Our revenues and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our revenues and results of operations could fluctuate significantly quarter to quarter and year to year. Significant quarterly fluctuations in revenues will cause significant fluctuations in our cash flows and the cash and cash equivalents, accounts receivable and deferred revenue accounts on our balance sheet. Causes of such fluctuations may include the volume and timing of new orders and renewals, the sales cycle for our products, the introduction of new products, return rates, inventory levels, product upgrades or updates by us or our competitors, changes in product mix, changes in product prices and pricing models, trends in the computer industry, general economic conditions (such as the recent economic slowdown), extraordinary events such as acquisitions or litigation and the occurrence of unexpected events. Amounts in thousands, except per share amounts:

                                                                Three Months Ended (Unaudited)
                                                         --------------------------------------------
                                                         December 31, September 30, June 30, March 31,
                                                             2001         2001        2001     2001
                                                         ------------ ------------- -------- ---------
Net revenues............................................   $59,030       $55,033    $56,012   $51,696
Gross profit............................................   $49,631       $46,023    $46,533   $43,684
Loss on sale of real estate.............................   $    --       $    --    $    --   $    --
Gain on long-term investment............................   $    --       $   383    $    --   $    --
Other non-recurring charges.............................   $    --       $    --    $    --   $    --
Net income (loss).......................................   $ 6,167       $ 4,673    $ 6,414   $ 5,853
Income (loss) per share basic...........................   $  0.09       $  0.07    $  0.10   $  0.09
Income (loss) per share diluted.........................   $  0.08       $  0.06    $  0.09   $  0.08
Shares used in computing basic income (loss) per share..    67,382        65,233     62,577    61,863
Shares used in computing diluted income (loss) per share    75,564        75,093     73,879    71,890

                                                                Three Months Ended (Unaudited)
                                                         --------------------------------------------
                                                         December 31, September 30, June 30, March 31,
                                                             2000         2000        2000     2000
                                                         ------------ ------------- -------- ---------
Net revenues............................................   $50,294       $47,557    $46,716   $46,500
Gross profit............................................   $42,565       $40,112    $38,969   $37,501
Loss on sale of real estate.............................   $    --       $    --    $(1,040)  $  (500)
Gain on long-term investment............................   $    --       $   723    $    --   $    --
Other non-recurring charges.............................   $(1,151)      $(2,967)   $ 2,014   $ 1,542
Net income (loss).......................................   $ 8,426       $11,444    $ 2,002   $(1,146)
Income (loss) per share basic...........................   $  0.13       $  0.18    $  0.03   $ (0.02)
Income (loss) per share diluted.........................   $  0.12       $  0.17    $  0.03   $ (0.02)
Shares used in computing basic income (loss) per share..    61,600        61,506     61,464    61,080
Shares used in computing diluted income (loss) per share    69,021        68,983     69,165    61,080

   Our financial statements included with this Form 10-K are set forth under
Item 14 hereof.

ITEM 9. CHANGES IN AND/OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information concerning our directors will be set forth in the Proxy Statement to be provided to stockholders in connection with our 2002 Annual Meeting of Stockholders (the "Proxy Statement") under the heading "Election of Directors," which information is incorporated herein by reference. Information concerning compliance with Section 16 of the Securities Exchange Act of 1934, as amended, by persons subject to such Section, will be set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. The name, age and position of each of our executive officers are set forth in Item 1 of this Form 10-K under the heading "Executive Officers," which information is incorporated herein by reference.

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

       Borland Software Corporation
       100 Enterprise Way
       Scotts Valley, California 95066-3249
       USA
       (831) 431-1000
       Attention: Corporate Secretary

   (a) The following documents are filed as part of this report:

    1. Consolidated Financial Statements

       Report of Independent Accountants

       Consolidated Balance Sheets at December 31, 2001 and 2000

       Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

       Consolidated Statements of Comprehensive Income for the years ended December 31, 2001, 2000 and 1999

       Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

       Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

       Notes to Consolidated Financial Statements

    2. Consolidated Financial Statement Schedule

       Schedule II--Valuation and Qualifying Accounts

   All other schedules are omitted because they are either not required, not applicable or the required information is otherwise included.

    3. Exhibits

    The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit
Number  Description
------  -----------

   3.1  Restated Certificate of Incorporation of Borland Software Corporation. *

   3.2  Amended and Restated Bylaws of Borland Software Corporation. *

   4.1  Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software
        Corporation and Mellon Investor Services, L.L.C. (previously filed with the Commission on
        October 31, 2001 as an exhibit to Borland's Registration Statement on Form 8A and incorporated herein by reference).

   4.2  Specimen Stock Certificate of Borland Software Corporation. *

Exhibit
Number  Description
------  -----------

  10.1  Preferred Stock Purchase Agreement between Borland Software Corporation and Microsoft
        Corporation, dated as of June 7, 1999 (previously filed with the Commission on July 6, 1999 as an exhibit to Borland's Current Report on Form 8-K and incorporated herein by reference).

  10.2  Investor Rights Agreement between Borland Software Corporation and Microsoft Corporation,
        dated as of June 7, 1999 (previously filed with the Commission on July 6, 1999 as an exhibit to
        Borland's Current Report on Form 8-K and incorporated herein by reference).

  10.3  Form of Indemnity Agreement (previously filed with the Commission on September 26, 1990 as an exhibit to Borland's Registration Statement on Form S-8 and incorporated herein by reference).

  10.4  Board of Directors Compensatory Plan, as described under "Director Compensation" in Borland's
        Definitive Proxy Statement for our 2002 Annual Meeting of Stockholders (which information is incorporated herein by reference). ++

  10.5  Non-Employee Directors' Stock Option Plan (previously filed with the Commission on
        December 27, 1991 as an exhibit to Borland's Current Report on Form 8-K and incorporated herein by reference). ++

  10.6  1992 Stock Option Plan (previously filed with the Commission on July 4, 1992 as an exhibit to
        Borland's Registration Statement on Form S-8 and incorporated herein by reference). ++

  10.7  1993 Stock Option Plan (previously filed with the Commission on March 11, 1993 as an exhibit to
        Borland's Registration Statement on Form S-8 and incorporated herein by reference). ++

  10.8  1997 Stock Option Plan (previously filed with the Commission on December 19, 1997 as an exhibit to Borland's Registration Statement on Form S-8 and incorporated herein by reference). ++

  10.9  Amendment to the 1997 Stock Option Plan (previously filed with the Commission on September 1,
        2000 as an exhibit to Borland's Registration Statement on Form S-8 and incorporated herein by reference). ++

  10.10 Second Amendment to the 1997 Stock Option Plan (previously filed with the Commission on
        June 1, 2001 as an exhibit to Borland's Registration Statement on Form S-8 and incorporated herein by reference). ++

  10.11 1997 Employee Stock Purchase Plan (previously filed with the Commission on December 19, 1997 as an exhibit to Borland's Registration Statement on Form S-8 and incorporated herein by reference).

  10.12 1999 Employee Stock Purchase Plan (previously filed with the Commission on May 11, 1999 as an exhibit to Borland's Definitive Proxy Statement and incorporated herein by reference). ++

  10.13 Borland Software Corporation Dale Fuller Individual Stock Option Plan (previously filed with the
        Commission on April 4, 2000 as an exhibit to Borland's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference). ++

  10.14 Employment Agreement between Dale L. Fuller and Borland Software Corporation dated as of
        December 29, 2000 (previously filed with the Commission on March 29, 2001 as an exhibit to
        Borland's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). ++

  10.15 Stock Option Agreement between Dale L. Fuller and Borland Software Corporation dated as of
        December 29, 2000 (previously filed with the Commission on March 29, 2001 as an exhibit to
        Borland's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). ++

  10.16 Employment Agreement between Frederick A. Ball and Borland Software Corporation dated as of
        September 16, 1999 (previously filed with the Commission on November 15, 1999 as an exhibit to
        Borland's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference). ++

Exhibit
Number  Description
------  -----------
  10.17 Letter Agreement between Frederick A. Ball and Borland Software
        Corporation dated as of
        May 30, 2000 amending Mr. Ball's Employment Agreement with Borland
        Software Corporation dated as of September 16, 1999 (previously filed with the Commission on August 11, 2000 as an exhibit to Borland's
        Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference). ++

  10.18 Second Amendment to Employment Agreement between Frederick A. Ball and
        Borland Software Corporation dated as of December 17, 2001. *++

  10.19 Change in Control Agreement between Frederick A. Ball and Borland
        Software Corporation dated as of May 31, 2000 (previously filed with the Commission on March 29, 2001 as an exhibit to Borland's Annual Report on
        Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). ++

  10.20 Employment Agreement between Keith E. Gottfried and Borland Software
        Corporation dated as of May 16, 2000 (previously filed with the Commission on August 11, 2000 as an exhibit to Borland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference). ++

  10.21 Amendment to Employment Agreement between Keith E. Gottfried and Borland
        Software Corporation dated as of April 25, 2001 (previously filed with the Commission on May 4, 2001 as an exhibit to Borland's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference). ++

  10.22 Second Amendment to Employment Agreement between Keith E. Gottfried and
        Borland Software Corporation dated as of December 17, 2001. *++

  10.23 Written Description of Compensatory Plan for Keith E. Gottfried (approved by the Organization and Compensation Committee of the Board of Directors of Borland Software Corporation on December 19, 2000) (previously filed with the Commission on March 29, 2001 as an exhibit to Borland's Annual
        Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). ++

  10.24 Employment Agreement between Roger A. Barney and Borland Software
        Corporation dated as of June 5, 2000 (previously filed with the Commission on August 11, 2000 as an exhibit to Borland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference). ++

  10.25 Amendment to Employment Agreement between Roger A. Barney and Borland
        Software Corporation dated as of September 11, 2000 (previously filed with the Commission on November 14, 2000 as an exhibit to Borland's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference). ++

  10.26 Employment Agreement between Douglas W. Barre and Borland Software
        Corporation dated as of May 17, 2000 (previously filed with the Commission on August 11, 2000 as an exhibit to Borland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference). ++

  10.27 Amendment to Employment Agreement between Douglas W. Barre and Borland
        Software Corporation dated as of December 27, 2000 (previously filed with the Commission on March 29, 2001 as an exhibit to Borland's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). ++

  10.28 Second Amendment to Employment Agreement between Douglas W. Barre and
        Borland Software Corporation dated as of December 17, 2001. *++

  10.29 Secured Promissory Note dated as of June 26, 2000 from Douglas W. Barre and his spouse to Borland Software Corporation (previously filed with the Commission on August 11, 2000 as an exhibit to Borland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference). ++

  10.30 Amendment to Secured Promissory Note dated as of March 26, 2002 from
        Douglas W. Barre and his spouse to Borland Software Corporation.*++

Exhibit
Number  Description
------  -----------

  10.31 Employment Agreement between Frank Slootman and Borland Software Corporation dated as of
        July 7, 2000 (previously filed with the Commission on August 11, 2000 as an exhibit to Borland's
        Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference). ++

  10.32 Amendment to Employment Agreement between Frank Slootman and Borland Software
        Corporation dated as of November 22, 2000 (previously filed with the Commission on March 29,
        2001 as an exhibit to Borland's Annual Report on Form 10-K for the year ended December 31,
        2000 and incorporated herein by reference). ++

  10.33 Employment Agreement between Edward M. Shelton and Borland Software Corporation dated as of May 15, 2000 (previously filed with the Commission on August 11, 2000 as an exhibit to
        Borland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference). ++

  10.34 Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of December 30, 1999, by and between Borland Software Corporation and ScanlanKemperBard Companies (previously filed with the Commission on March 2, 2000 as an exhibit to Borland's Current Report on Form 8-K and incorporated herein by reference).

  10.35 First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of
        January 27, 2000, by and between Borland Software Corporation and ScanlanKemperBard
        Companies (previously filed with the Commission on March 2, 2000 as an exhibit to Borland's
        Current Report on Form 8-K and incorporated herein by reference).

  10.36 Second Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of
        February 8, 2000, by and between Borland Software Corporation and ScanlanKemperBard
        Companies (previously filed with the Commission on March 2, 2000 as an exhibit to Borland's
        Current Report on Form 8-K and incorporated herein by reference).

  10.37 Third Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of
        February 11, 2000, by and between Borland Software Corporation and ScanlanKemperBard
        Companies (previously filed with the Commission on March 2, 2000 as an exhibit to Borland's
        Current Report on Form 8-K and incorporated herein by reference).

  10.38 Fourth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of
        February 15, 2000, by and between Borland Software Corporation and ScanlanKemperBard
        Companies (previously filed with the Commission on March 2, 2000 as an exhibit to Borland's
        Current Report on Form 8-K and incorporated herein by reference).

  10.39 Fifth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of
        February 16, 2000, by and between Borland Software Corporation and ScanlanKemperBard
        Companies (previously filed with the Commission on March 2, 2000 as an exhibit to Borland's
        Current Report on Form 8-K and incorporated herein by reference).

  10.40 Sixth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of
        February 17, 2000, by and between Borland Software Corporation and ScanlanKemperBard
        Companies (previously filed with the Commission on March 2, 2000 as an exhibit to Borland's
        Current Report on Form 8-K and incorporated herein by reference).

  10.41 Lease Agreement by and between Borland Software Corporation and ScanlanKemperBard
        Companies dated as of February 17, 2000 (previously filed with the Commission on March 29,
        2001 as an exhibit to Borland's Annual Report on Form 10-K for the year ended December 31,
        2000 and incorporated herein by reference).

  10.42 First Amendment to Lease Agreement by and between Borland Software Corporation and
        ScanlanKemperBard Companies as dated as of September 30, 2000 (previously filed with the
        Commission on March 29, 2001 as an exhibit to Borland's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

Exhibit
Number  Description
------  -----------

  10.43 Technology License and Distribution Agreement between Sun Microsystems, Inc. and Borland
        Software Corporation, dated as of October 31, 1995 (previously filed with the Commission on
        August 13, 2001 as an exhibit to Borland's Quarterly Report on Form 10-Q for the quarter ended
        June 30, 2001 and incorporated herein by reference).

  10.44 Addendum Number 1 to Technology License and Distribution Agreement between Sun
        Microsystems, Inc. and Borland Software Corporation, dated as of June 25, 1998 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland's Quarterly Report on Form
        10-Q for the quarter ended June 30, 2001 and incorporated herein by reference). +

  10.45 Addendum Number 3 to Technology License and Distribution Agreement between Sun
        Microsystems, Inc. and Borland Software Corporation, dated as of June 15, 2000 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland's Quarterly Report on Form
        10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

  10.46 Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of
        November 7, 1995 (previously filed with the Commission on August 13, 2001 as an exhibit to
        Borland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

  10.47 Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of
        March 9, 1998 (previously filed with the Commission on August 13, 2001 as an exhibit to
        Borland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

  10.48 Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of
        November 5, 1998 (previously filed with the Commission on August 13, 2001 as an exhibit to
        Borland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

  10.49 Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of
        February 1, 1999 (previously filed with the Commission on August 13, 2001 as an exhibit to
        Borland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

  10.50 Master Support Agreement between Sun Microsystems, Inc. and Borland Software Corporation,
        dated as of June 15, 2000 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

  10.51 Amendment Number 1 to the Master Support Agreement between Sun Microsystems, Inc. and
        Borland Software Corporation, dated as of December 29, 2000 (previously filed with the
        Commission on August 13, 2001 as an exhibit to Borland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

  10.52 Software License Agreement between Sun Microsystems, Inc. and Borland Software Corporation,
        dated as of December 29, 2000 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

  10.53 Trademark License for Java Powered between Sun Microsystems, Inc. and Borland Software
        Corporation, dated as of December 29, 2000 (previously filed with the Commission on August 13,
        2001 as an exhibit to Borland's Quarterly Report on Form 10-Q for the quarter ended June 30,
        2001 and incorporated herein by reference).

  10.54 Trademark License for PersonalJava Compatible between Sun Microsystems, Inc. and Borland
        Software Corporation, dated as of December 29, 2000 (previously filed with the Commission on
        August 13, 2001 as an exhibit to Borland's Quarterly Report on Form 10-Q for the quarter ended
        June 30, 2001 and incorporated herein by reference).

Exhibit
Number  Description
------  -----------

  10.55 Trademark License between Sun Microsystems, Inc. and Borland Software Corporation, dated as of January 4, 2001 (previously filed with the Commission on August 13, 2001 as an exhibit to
        Borland's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

  21.1  Subsidiaries of Borland Software Corporation. *

  23.1  Consent of PricewaterhouseCoopers LLP, Independent Accountants.*

--------
*  Filed herewith.
+ To the best of our knowledge, no executed document titled "Addendum Number 2" exists.
++ Management contract or compensatory plan or arrangement.

   A copy of any exhibit will be furnished (at a reasonable cost) to any of our stockholders upon receipt of a written request. Such request should be sent to Borland Software Corporation, 100 Enterprise Way, Scotts Valley, California USA 95066-3249, Attn: Corporate Secretary.

(b)  Reports on Form 8-K

   During the quarter ended December 31, 2001, Borland filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

   Form 8-K filed on October 31, 2001 announcing that, on October 26, 2001, Borland's board of directors adopted a successor stockholder rights plan.

   Form 8-K filed on December 13, 2001 announcing Dale L. Fuller's entry into a stock trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Borland Software Corporation has duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Scotts Valley, California, on the 18th day of March 2002.

                                               BORLAND SOFTWARE CORPORATION
                                                 (Registrant)

                                               By:    /s/   FREDERICK A. BALL
                                                   -----------------------------
                                                         Frederick A. Ball
                                                   Executive Vice President and
                                                      Chief Financial Officer
                                                     (principal financial and
                                                        accounting officer)


   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dale L. Fuller, Frederick A. Ball and Keith E. Gottfried his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his substitute or substitutes, any do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Borland Software Corporation and in the capacities as indicated on the 18th day of March 2002.


 /s/  WILLIAM F. MILLER   Chairman of the Board and Director
-------------------------
    William F. Miller

   /s/  ROBERT H. KOHN    Vice Chairman and Director
-------------------------
     Robert H. Kohn

   /s/  DALE L. FULLER    President, Chief Executive Officer and Director
-------------------------   (principal executive officer)
     Dale L. Fuller

 /s/  FREDERICK A. BALL   Executive Vice President and Chief Financial Officer
-------------------------   (principal financial and accounting officer)
    Frederick A. Ball

  /s/  ROBERT DICKERSON   Director
-------------------------
    Robert Dickerson

 /s/  WILLIAM K. HOOPER   Director
-------------------------
    William K. Hooper

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               Page
                                                                                               ----
Report of Independent Accountants............................................................. F-1

Consolidated Balance Sheets as of December 31, 2001 and 2000.................................. F-2

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.... F-3

Consolidated Statements of Comprehensive Income for the years ended December 31, 2001,
  2000 and 1999............................................................................... F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001,
  2000 and 1999............................................................................... F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.... F-8

Notes to Consolidated Financial Statements.................................................... F-9

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of BORLAND SOFTWARE CORPORATION:

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1 on page 60 present fairly, in all material respects, the financial position of Borland Software Corporation (formerly Inprise Corporation) and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statements schedule listed in the index appearing under Item 14(a)2 on page 60 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of Borland's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 23, 2002

                         BORLAND SOFTWARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
              (in thousands, except par value and share amounts)

                                                                                December 31, December 31,
                                                                                    2001         2000
                                                                                ------------ ------------
                                    ASSETS
                                    ------
Current assets:
   Cash and cash equivalents...................................................  $ 280,467    $ 216,634
   Short-term investments......................................................     13,903       45,925
   Accounts receivable, net of allowances of $15,179 and $13,669...............     38,405       33,495
   Other current assets........................................................     14,348       12,935
                                                                                 ---------    ---------
       Total current assets....................................................    347,123      308,989
Property and equipment, net....................................................     18,994       20,438
Other non-current assets.......................................................      9,706       11,476
                                                                                 ---------    ---------
       Total assets............................................................  $ 375,823    $ 340,903
                                                                                 =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
   Accounts payable............................................................  $   9,936    $  12,873
   Accrued expenses............................................................     37,143       32,880
   Short-term restructuring....................................................        901        2,172
   Income taxes payable........................................................      8,915        5,337
   Deferred revenue............................................................     23,859       18,765
   Other current liabilities...................................................      7,815        6,881
                                                                                 ---------    ---------
       Total current liabilities...............................................     88,569       78,908
Long-term debt.................................................................         --        8,764
Other long-term liabilities....................................................     10,469       10,551
                                                                                 ---------    ---------
                                                                                    99,038       98,223
                                                                                 ---------    ---------
Commitments and contingencies (Notes 9 and 16)
Stockholders' equity:
   Preferred stock; $.01 par value; 1,000,000 shares authorized; 285 and
     625 shares issued and outstanding.........................................         --           --
   Common stock; $.01 par value; 200,000,000 shares authorized; 68,028,526 and
     61,966,879 shares issued and outstanding..................................        680          620
   Additional paid-in capital..................................................    488,744      472,902
   Accumulated deficit.........................................................   (187,012)    (209,721)
   Deferred compensation.......................................................     (1,123)      (1,527)
   Cumulative comprehensive income.............................................      3,687        5,611
                                                                                 ---------    ---------
                                                                                   304,976      267,885
Less common stock in treasury at cost, 4,835,900 and 4,473,800 shares..........    (28,191)     (25,205)
                                                                                 ---------    ---------
                                                                                   276,785      242,680
                                                                                 ---------    ---------
       Total liabilities and stockholders' equity..............................  $ 375,823    $ 340,903
                                                                                 =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                         BORLAND SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                       Year Ended December 31,
                                                     ---------------------------
                                                       2001     2000      1999
                                                     -------- --------  --------
Licenses and other revenues......................... $187,044 $163,730  $150,550
Service revenues....................................   34,727   27,337    24,256
                                                     -------- --------  --------
   Net revenues.....................................  221,771  191,067   174,806
                                                     -------- --------  --------
Cost of licenses and other revenues.................   13,447   12,004    19,267
Cost of service revenues............................   22,454   19,916    22,676
                                                     -------- --------  --------
   Cost of revenues.................................   35,901   31,920    41,943
                                                     -------- --------  --------
Gross profit........................................  185,870  159,147   132,863
                                                     -------- --------  --------
Selling, general and administrative.................  121,056  104,793   123,530
Research and development............................   46,980   42,484    42,257
Restructuring and merger-related charges............       --     (562)   12,090
Other non-recurring charges.........................       --       --     8,193
Write-down on sale of real estate...................       --       --    29,677
                                                     -------- --------  --------
       Total operating expenses.....................  168,036  146,715   215,747
                                                     -------- --------  --------
Operating income (loss).............................   17,834   12,432   (82,884)
Interest income, net and other......................   11,117   14,093     6,232
Loss on sale of real estate.........................       --   (1,540)       --
Income from patent cross-license agreement and other       --       --   105,065
Gain on long-term investment........................       --      723     2,937
                                                     -------- --------  --------
Income before income taxes..........................   28,951   25,708    31,350
Income tax provision................................    5,845    4,982     8,666
                                                     -------- --------  --------
Net income.......................................... $ 23,106 $ 20,726  $ 22,684
                                                     ======== ========  ========
Income per share--basic (See Note 4)................ $   0.34 $   0.32  $   0.40
Income per share--diluted (See Note 4).............. $   0.31 $   0.30  $   0.36
Shares used in computing basic income per share.....   66,494   61,357    54,810
Shares used in computing diluted income per share...   74,136   69,874    63,408


  The accompanying notes are an integral part of these consolidated financial statements.

                         BORLAND SOFTWARE CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (in thousands)

                                                                    Year Ended December 31,
                                                                   -------------------------
                                                                    2001     2000     1999
                                                                   -------  -------  -------
Net income........................................................ $23,106  $20,726  $22,684
Other comprehensive income:
   Fair market value adjustment for available for sale securities.     372      757       --
   Foreign currency translation adjustments.......................  (2,296)    (446)    (855)
                                                                   -------  -------  -------
Comprehensive income.............................................. $21,182  $21,037  $21,829
                                                                   =======  =======  =======




  The accompanying notes are an integral part of these consolidated financial statements.

                         BORLAND SOFTWARE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                                                                Preferred Stock
                                                                                ---------------
                                                                                Shares  Amounts
                                                                                ------  -------
Balance at December 31, 1998...................................................   --      $--
   Employee stock option, employee stock purchase plan and other, net..........   --       --
   Repurchase of common stock..................................................   --       --
   Conversion of Series B mandatorily redeemable convertible preferred stock...   --       --
   Issuance of Series C preferred stock........................................    1       --
   Accretion attributable to preferred stock...................................   --       --
   Foreign currency translation adjustment.....................................   --       --
   Net income..................................................................   --       --
                                                                                  --      ---

Balance at December 31, 1999...................................................    1      $--
                                                                                  ==      ===
   Employee stock option, employee stock purchase plan and other, net..........   --       --
   Common stock issued in connection with Bedouin, Inc. acquisition, net of
     amortization of $33.......................................................   --       --
   Fair market value adjustment for available for sale securities..............   --       --
   Accretion attributable to preferred stock...................................   --       --
   Foreign currency translation adjustment.....................................   --       --
   Net income..................................................................   --       --
                                                                                  --      ---

Balance at December 31, 2000...................................................    1      $--
                                                                                  ==      ===
   Employee stock option, employee stock purchase plan and other, net..........   --       --
   Repurchase of common stock..................................................   --       --
   Common stock issued upon exercise of Series B warrants......................   --       --
   Conversion of Series C preferred stock......................................   (1)      --
   Issuance of common stock in connections with ATC acquisition................   --       --
   Amortization of deferred compensation.......................................   --       --
   Fair market value adjustment for available for sale securities..............   --       --
   Accretion attributable to preferred stock...................................   --       --
   Foreign currency translation adjustment.....................................   --       --
   Net income..................................................................   --       --
                                                                                  --      ---

Balance at December 31, 2001...................................................   --      $--
                                                                                  ==      ===


  The accompanying notes are an integral part of these consolidated financial statements.

                         BORLAND SOFTWARE CORPORATION

                                (in thousands)

                                                                Common Stock
                                                              ---------------
                                                              Number of          Additional    Accumulated
                                                               Shares   Amount Paid in Capital  (Deficit)
                                                              --------- ------ --------------- -----------
Balance at December 31, 1998.................................  48,140    $481     $386,468      $(251,751)
   Employee stock option, employee stock purchase plan
     and other, net..........................................   2,703      27       15,763             --
   Repurchase of common stock................................  (1,001)    (10)          --             --
   Conversion of Series B mandatorily redeemable
     convertible preferred stock.............................  10,831     109       36,791             --
   Issuance of Series C preferred stock......................      --      --       25,000             --
   Accretion attributable to preferred stock.................      --      --          505           (505)
   Foreign currency translation adjustment...................      --      --           --             --
   Net income................................................      --      --           --         22,684
                                                               ------    ----     --------      ---------
Balance at December 31, 1999.................................  60,673    $607     $464,527      $(229,572)
   Employee stock option, employee stock purchase plan
     and other, net..........................................   1,044      10        5,943             --
   Common stock issued in connection with Bedouin, Inc.
     acquisition, net amortization of $33....................     250       3        1,557             --
   Fair market value adjustment for available for sale
     securities..............................................      --      --           --             --
   Accretion attributable to preferred stock.................      --      --          875           (875)
   Foreign currency translation adjustment...................      --      --           --             --
   Net income................................................      --      --           --         20,726
                                                               ------    ----     --------      ---------
Balance at December 31, 2000.................................  61,967    $620     $472,902      $(209,721)
   Employee stock option, employee stock purchase plan
     and other, net..........................................   2,611      26       14,675             --
   Repurchase of common stock................................    (423)     (4)        (578)            --
   Common stock issued upon exercise of Series B warrants....     185       2        1,384             --
   Conversion of Series C preferred stock....................   3,656      36          (36)            --
   Issuance of common stock in connections with ATC
     acquisition.............................................      32      --           --             --
   Amortization of deferred compensation.....................      --      --           --             --
   Fair market value adjustment for available for sale
     securities..............................................      --      --           --             --
   Accretion attributable to preferred stock.................      --      --          397           (397)
   Foreign currency translation adjustment...................      --      --           --             --
   Net income................................................      --      --           --         23,106
                                                               ------    ----     --------      ---------
Balance at December 31, 2001.................................  68,028    $680     $488,744      $(187,012)
                                                               ======    ====     ========      =========


  The accompanying notes are an integral part of these consolidated financial statements.

                         BORLAND SOFTWARE CORPORATION

                                (in thousands)

                                                 Treasury Stock
                                               ------------------
                                                                    Cumulative
                                               Number of           Comprehensive   Deferred
                                                Shares   Amounts      Income     Compensation  Total
                                               --------- --------  ------------- ------------ --------
Balance at December 31, 1998..................   3,472   $(20,344)    $ 6,155      $    --    $121,009
   Employee stock option, employee stock
     purchase plan and other, net.............      --         --          --           --      15,790
   Repurchase of common stock.................   1,001     (4,861)         --           --      (4,871)
   Conversion of Series B mandatorily
     redeemable convertible preferred stock...      --         --          --           --      36,900
   Issuance of Series C preferred stock.......      --         --          --           --      25,000
   Accretion attributable to preferred stock..      --         --          --           --          --
   Foreign currency translation adjustment....      --         --        (855)          --        (855)
   Net income.................................      --         --          --           --      22,684
                                                 -----   --------     -------      -------    --------
Balance at December 31, 1999..................   4,473   $(25,205)    $ 5,300      $    --    $215,657
   Employee stock option, employee stock
     purchase plan and other, net.............      --         --          --           --       5,953
   Common stock issued in connection with
     Bedouin, Inc. acquisition, net of
     amortization of $33......................      --         --          --       (1,527)         33
   Fair market value adjustment for available
     for sale securities......................      --         --         757           --         757
   Accretion attributable to preferred stock..      --         --          --           --          --
   Foreign currency translation adjustment....      --         --        (446)          --        (446)
   Net income.................................      --         --          --           --      20,726
                                                 -----   --------     -------      -------    --------
Balance at December 31, 2000..................   4,473   $(25,205)    $ 5,611      $(1,527)   $242,680
   Employee stock option, employee stock
     purchase plan and other, net.............      --         --          --           --      14,701
   Repurchase of common stock.................     363     (2,986)         --           --      (3,568)
   Common stock issued upon exercise of
     Series B warrants........................      --         --          --           --       1,386
   Conversion of Series C preferred stock.....      --         --          --           --          --
   Issuance of common stock in connections
     with ATC acquisition.....................      --         --          --           --          --
   Amortization of deferred compensation......      --         --          --          404         404
   Fair market value adjustment for available
     for sale securities......................      --         --         372           --         372
   Accretion attributable to preferred stock..      --         --          --           --          --
   Foreign currency translation adjustment....      --         --      (2,296)          --      (2,296)
   Net income.................................      --         --          --           --      23,106
                                                 -----   --------     -------      -------    --------
Balance at December 31, 2001..................   4,836   $(28,191)    $ 3,687      $(1,123)   $276,785
                                                 =====   ========     =======      =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         BORLAND SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                             Year Ended December 31,
                                                                          ----------------------------
                                                                            2001      2000      1999
                                                                          --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.............................................................. $ 23,106  $ 20,726  $ 22,684
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.......................................    7,499     9,557    15,331
     Write-off on sale of real estate....................................       --        --    29,677
     Loss on sale of fixed assets and real estate........................       40     1,515       698
     Gain on sale of long-term investments...............................     (383)     (723)   (2,937)
   Changes in assets and liabilities:
     Accounts receivable, net............................................   (5,514)   (7,314)   15,175
     Other assets........................................................     (223)   (5,055)      (88)
     Accounts payable and accrued expenses...............................    1,612     4,636    (6,060)
     Income taxes payable................................................    6,516    (1,646)    4,000
     Short-term restructuring............................................   (1,271)   (3,198)    6,728
     Deferred revenue....................................................    5,094     5,481    (1,229)
     Other...............................................................   (1,227)    1,696    (1,507)
                                                                          --------  --------  --------
       Cash provided by operating activities.............................   35,249    25,675    82,472
                                                                          --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment.................................   (4,885)   (2,525)   (7,754)
   Sale of fixed assets and real estate..................................       --    39,651        --
   Proceed from sale of long-term investments............................      383       723     2,937
   Cash payment for acquisition of Bedouin...............................       --    (1,900)       --
   Cash payment for acquisition of ATC...................................     (290)       --        --
   Purchases of short-term investments...................................  (25,438)  (60,844)  (15,980)
   Sales of short-term investments.......................................   57,460    17,799    13,525
                                                                          --------  --------  --------
       Cash provided by (used in) investing activities...................   27,230    (7,096)   (7,272)
                                                                          --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net...........................   16,087     5,954    15,790
   Proceeds from issuance of Series C convertible preferred stock, net...       --        --    25,000
   Repurchase of common stock............................................   (3,567)       --    (4,871)
   Repayment of long-term debt and other.................................   (8,764)     (179)     (149)
                                                                          --------  --------  --------
       Cash provided by financing activities.............................    3,756     5,775    35,770
                                                                          --------  --------  --------
       Effect of exchange rate changes on cash...........................   (2,402)      267       (94)
                                                                          --------  --------  --------
Net change in cash and cash equivalents..................................   63,833    24,621   110,876
Beginning cash and cash equivalents......................................  216,634   192,013    81,137
                                                                          --------  --------  --------
Ending cash and cash equivalents......................................... $280,467  $216,634  $192,013
                                                                          ========  ========  ========
Cash paid during the year for:
   Interest.............................................................. $    820  $  1,071  $    906
   Income taxes.......................................................... $  4,437  $  2,541  $  6,463
Supplemental disclosure of non-cash transactions:
   Common stock issued for acquisition of Bedouin........................ $     --  $  1,593  $     --

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

   We are a provider of software development technologies and application infrastructure software. Our products address various dimensions of the software application "lifecycle:" development, deployment, integration and management. For development, we offer our JBuilder, Delphi, Kylix and C++Builder products, as well as our recently introduced TeamSource DSP service. Our deployment and integration products include our Borland Enterprise Server family of application servers, including AppServer Edition, VisiBroker Edition and the entry level Web Edition, and our JDataStore and InterBase databases. To manage applications, we offer our Borland AppCenter technology. Our professional services organization provides expert consulting, training and support. This comprehensive portfolio includes many of the major elements required to implement rapidly and effectively software applications critical to our customers' businesses.

   Effective January 22, 2001, the corporation's name was changed from Inprise Corporation to Borland Software Corporation. The change in name was effected in accordance with the provisions of Section 253(b) of the Delaware General Corporation Law. Also, effective January 22, 2001, the corporation's trading symbol on The Nasdaq Stock Market was changed from "INPR" to "BORL."

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

   The consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

Management Estimates and Assumptions

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

   We have reclassified certain prior years' information for current financial statement disclosure presentation.

Revenue Recognition

   Borland derives revenues from licenses of its software and sales of its related services, which include assistance in implementation and integration, post-contract customer support, training and consulting.

   On contracts involving significant implementation or integration essential to the functionality of our product, license and service revenues are recognized when the services are completed. We classify revenues from these arrangements as license and services revenues, based upon the estimated fair value of each element. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated.

   On contracts that do not involve significant implementation or integration essential to the functionality of our product, license fees are recognized upon shipment when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is probable. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. For arrangements with multiple elements of fair value, we determine the value for services and post-contract customer support based upon vendor specific objective evidence (VSOE). VSOE for the services

                         BORLAND SOFTWARE CORPORATION
element is based upon the standard hourly rates we charge for services, given the complexity of the services and experience of the professional performing the services, or the amount charged on similar transactions. VSOE for annual post-contract customer support is established with the stated future renewal rates included in the contracts or the amount charged on a similar transaction. We recognize revenue for the license portion of a multiple element arrangement based upon the residual contract value as prescribed by Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions."

   Revenues from reseller arrangements are recognized upon shipment to the reseller, with allowances for estimated future returns and exchanges provided based upon our return history. We maintain allowances for product returns from customers that is based upon historical return rates of end user customers current economic trends, and changes in customer demand and acceptance of our products and the type and quantity of inventory held by channel customers. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and rebate reserves in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales returns and rebates amounted to $14.1 million in 2001. If future returns increase over historical levels, additional allowances may be required.

   Other service revenues from consulting and training services are recognized as such services are performed. Service revenues from post-contract customer support are recognized ratably over the support period, generally one year. Revenues from our hosted development services are recognized ratably over the contractual period.

Cash, Cash Equivalents and Short-Term Investments

   We consider all highly liquid investments having an original maturity of three months or less to be cash equivalents. Short-term investments are classified as securities available for sale. Securities are carried at fair market value with the unrealized gains and losses, net of tax, reported as a component of comprehensive income.

Foreign Exchange Gains and Losses

   We enter into forward exchange contracts to manage our exposure to currency fluctuations for our short-term, non-functional currency monetary assets and liabilities. These assets and liabilities principally consist of our intercompany balances with our wholly owned subsidiaries and trade receivables with certain non-U.S. customers. We have outstanding short-term forward exchange contracts to exchange various foreign currencies (principally the New Zealand dollar, Hong Kong dollar, New Taiwan dollar and the Euro) for U.S. dollars in the amount of $4.5 million and $17.3 million at December 31, 2001 and 2000, respectively. These forward exchange contracts do not qualify as hedging instruments as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The forward exchange contracts and the underlying assets and liabilities are marked-to-market and unrealized gains and losses are included in current period net income to the extent that they are short term in nature. The net loss recorded on the consolidated statements of operations on such foreign currency contracts and underlying transactions was $1.0 million, $1.0 million and $0.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. Foreign exchange gains and losses are included in interest income, net and other on the Consolidated Statement of Operations.

   Certain intercompany balances are designated as long term. Exchange gains and losses associated with these long-term intercompany balances are recorded as a component of comprehensive income. During the year ended December 31, 2001, currency loss on long-term intercompany balances and their related foreign currency contracts in the amount of $0.7 million was included in other comprehensive income. As of December 31, 2001, intercompany balances in the amount of $11.5 million were designated long-term.

                         BORLAND SOFTWARE CORPORATION

Financial Instruments

   The fair value of our financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts and notes payable and long-term debt, is based upon the present value of the cash flows of securities with similar terms, and approximates carrying value.

Concentration of Credit Risk

   Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. We place our cash, cash equivalents and short-term investments in a variety of financial instruments such as commercial paper. By policy, we limit the amount of our credit exposure to any one financial institution or commercial issuer.

   We offer credit terms on the sale of our software products to distributors, retail dealers and certain end-user customers. We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers. We maintain an allowance for uncollectable accounts receivable based upon the expected collectability of all accounts receivable. One customer, Ingram Micro, accounted for approximately 14% and 13% of total accounts receivable as of December 31, 2001 and 2000, respectively. No other single group or customer represents greater than 10% of total accounts receivable. For the years ended December 31, 2001, 2000 and 1999, sales to one customer, Ingram Micro, Inc. and its subsidiaries, accounted for approximately 13%, 12% and 11% of our net revenues, respectively.

   We are exposed to credit loss in case of non-performance by counterparties to foreign exchange contracts, but we do not anticipate non-performance by these counterparties.

Property and Equipment

   Property and equipment is stated at cost and depreciated using the straight-line method over the following estimated useful lives:

         Buildings.......................................... 31.5 years
         Computer equipment............................... 3 to 5 years
         Furniture, fixtures and equipment..................... 5 years
         Leasehold improvements... Shorter of lease term or useful life

   Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $6.3 million, $8.1 million and $13.5 million, respectively. The costs of maintenance and repairs are expensed as incurred. The costs of assets and related accumulated depreciation are removed from the accounts upon retirement or disposition; any resulting gain or loss is reported as income or expense.

   We capitalize costs relating to internal use software in accordance with the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). We capitalized approximately $2.8 million in costs associated with the development and deployment of internal use software during 1999. We did not capitalize any cost associated with internal use software in 2001 and 2000. We had approximately $2.1 million and $3.6 million in unamortized internal use software costs as of December 31, 2001 and 2000, respectively. We amortized approximately $1.2 million and $2.1 million in costs associated with internal use software during 2001 and 2000, respectively. These costs are amortized over a useful life ranging from three to five years.

                         BORLAND SOFTWARE CORPORATION

Stock-Based Compensation Plans

   We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related Interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. Our policy is generally to grant options with an exercise price equal to the closing market price of our stock on the grant date. Accordingly, no compensation expense has been recognized for our stock option plans. We provide additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). See Note 14.

   We account for stock options issued to non-employees under SFAS 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123." We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. See Note 14. The value of the equity instrument is charged to earnings over the term of the service agreement.

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

   Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product's technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed.

Goodwill

   Goodwill represents the excess of the aggregate purchase price over the fair market value of the tangible and intangible assets acquired in various acquisitions and is being amortized over the estimated useful life ranging from one to three years. Amortization of goodwill charged to operating expenses during the years ended December 31, 2001, 2000 and 1999 was $1.4 million, $1.0 million and $1.8 million, respectively. We had approximately $0.8 million and $1.0 million in unamortized goodwill at December 31, 2001 and 2000, respectively. Unamortized goodwill is included in other non-current assets as of December 31, 2001. As of December 31, 2001, we do not believe that the unamortized goodwill is impaired. Beginning in 2002, the company will adopt the SFAS No. 142 "Goodwill and other Intangible Assets" and accordingly, we will discontinue amortization of the recorded goodwill and evaluate the goodwill for impairment based on a prescribed method on at least an annual basis.

Valuation of Long-Lived Assets

   We evaluate the recoverability of long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121

                         BORLAND SOFTWARE CORPORATION
requires recognition of impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be disposed. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment was recorded during 2001.

Advertising Costs

   We expense the production costs of advertising, including direct response, the first time the advertising takes place. Advertising expense was $1.6 million, $1.8 million and $3.6 million during the years ended December 31, 2001, 2000 and 1999, respectively.

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

Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe the adoption of SFAS 141 will not have a significant impact on our financial statements.

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We believe the adoption of SFAS 142 will not have a significant impact on our financial statements.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. We are currently assessing the impact of SFAS No. 144 on our financial position and results of operations.

   In November 2001, the EITF reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's

                         BORLAND SOFTWARE CORPORATION
products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001, which is our first quarter ended March 31, 2002. Upon adoption we are required to reclassify all prior period amounts to conform to the current period presentation. We have not yet evaluated the effects of these changes on our consolidated financial statements.

NOTE 3.  CONSOLIDATED BALANCE SHEET COMPONENTS

   Details of certain balance sheet captions are as follows (amounts in thousands):

                                                         December 31, December 31,
                                                             2001         2000
                                                         ------------ ------------
Property and equipment:
   Buildings............................................   $ 10,171     $ 10,171
   Computer equipment...................................     78,900       74,441
   Furniture, fixtures and equipment....................     12,901       12,626
   Other................................................      8,800        7,446
                                                           --------     --------
                                                            110,772      104,684
   Less accumulated depreciation and amortization.......    (95,812)     (88,280)
                                                           --------     --------
                                                             14,960       16,404
   Land.................................................      4,034        4,034
                                                           --------     --------
       Total............................................   $ 18,994     $ 20,438
                                                           ========     ========
Accrued expenses:
   Accrued payroll and incentives.......................   $ 17,651     $ 14,475
   Advertising and other marketing......................      2,013        1,867
   Professional fees and settlement costs...............      6,598        6,885
   Other................................................     10,881        9,653
                                                           --------     --------
       Total............................................   $ 37,143     $ 32,880
                                                           ========     ========
Long-term debt and other:...............................
   Non-current portion of accrued restructuring charges.   $  2,449     $  2,449
   Mortgage notes payable...............................         --        8,764
   Deferred and other taxes.............................      5,700        5,700
   Other................................................      2,320        2,402
                                                           --------     --------
       Total............................................   $ 10,469     $ 19,315
                                                           ========     ========

                         BORLAND SOFTWARE CORPORATION

NOTE 4.  EARNINGS PER SHARE ("EPS")

   The following is a reconciliation of the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                          Years Ended December 31,
                                                                          ------------------------
                                                                            2001    2000    1999
                                                                          -------  ------- -------
Numerator:
   Net income............................................................ $23,106  $20,726 $22,684
   Accretion charge relating to Series C convertible preferred stock.....     397      875     505
                                                                          -------  ------- -------
   Income available to common stockholders............................... $22,709  $19,851 $22,179
                                                                          =======  ======= =======
Denominator:
   Denominator for basic income per share--weighted average shares.......  66,494   61,357  54,810
   Effect of dilutive securities
       Series B mandatorily convertible preferred stock..................      --       --   3,987
       Series C convertible preferred stock..............................   3,064    6,721   3,920
       Employee stock options............................................   4,444    1,796     691
       Other.............................................................     134       --      --
                                                                          -------  ------- -------
   Denominator for diluted income per share--weighted average shares and
     assumed conversions.................................................  74,136   69,874  63,408
                                                                          =======  ======= =======
   Income per share--basic............................................... $  0.34  $  0.32 $  0.40
   Income per share--diluted............................................. $  0.31  $  0.30 $  0.36

   Options to purchase approximately 2.6 million, 2.1 million and 9.1 million shares of common stock were outstanding at December 31, 2001, 2000 and 1999, respectively, and were not included in the computation of diluted EPS as the inclusion of such options would have been antidilutive.

   Approximately 0.1 million, 0.3 million, and 0.3 million warrants to purchase common shares were outstanding at December 31, 2001, 2000 and 1999, respectively. These warrants were not included in the computation of diluted EPS for the years ended December 31, 2000 and 1999, as the inclusion of the warrants would have been antidilutive in those periods.

NOTE 5.  ACQUISITIONS

Advanced Training Center, LTDA

   On December 7, 2001, we completed our acquisition of Advanced Training Center, LTDA ("ATC"), a software training firm located in Sao Paulo, Brazil for total consideration of approximately $0.3 million in cash and 32,000 shares of common stock. The shares are subject to a four-year vesting schedule based upon the achievement of certain financial and non-financial objectives. The transaction was accounted for as a purchase. We recorded goodwill for the excess of the purchase price over the net assets acquired of $0.1 million.

Bedouin, Inc.

   On November 3, 2000, we completed our acquisition of Bedouin, Inc. ("Bedouin"), a software development firm located in Chicago, Illinois, for total consideration of $3.5 million, consisting of $1.9 million in cash and 250,000 shares of common stock. The shares are subject to a four-year vesting schedule based upon the achievement of certain non-financial objectives. The transaction was accounted for as a purchase. As a result of

                         BORLAND SOFTWARE CORPORATION
the purchase-price allocation, we recorded deferred compensation of approximately $1.6 million. This amount was recorded as a component of equity and will be amortized over four years. We recorded goodwill for the excess of the purchase price over the net assets acquired of $1.4 million. We also recorded a charge for in-process research and development related to the acquisition of approximately $0.4 million.

   Pro forma results of operations for ATC and Bedouin have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

NOTE 6.  RESTRUCTURING AND MERGER-RELATED CHARGES

   During the year ended December 31, 2001, we made payments associated with prior restructuring activities of approximately $0.4 million for excess lease facilities in the UK and U.S. and $0.8 million for severance for approximately 56 employees.

   During the year ended December 31, 2000, we incurred approximately $3.6 million in costs associated with a proposed merger with Corel Corporation which was terminated in May 2000.

   During the year ended December 31, 2000, we recorded restructuring costs of approximately $1.5 million. This restructuring was for severance for approximately 30 employees.

   During December 1999, we recorded a restructuring charge of $34.8 million. The restructuring charge consists primarily of a loss on the sale of our Scotts Valley, California headquarters facility of $29.7 million, a $3.1 million charge for discontinuation of our European information system implementation and other miscellaneous restructuring-related costs of $3.1 million. In addition, we recorded a charge of $3.0 million for severance costs associated with organizational changes implemented during the fourth quarter of 1999. Employee terminations represented approximately 5% of the total employee workforce as of December 31, 1999. These charges were offset, in part, by the reversal of restructuring charges totaling $4.1 million, that were taken in both the first quarter of 1999 and 1998, which will not be utilized. During the year ended December 31, 2000, we reversed approximately $1.7 million in restructuring reserves established in prior periods that were determined to be unnecessary.

   In January 1999, we announced the restructuring of our corporate operations. A restructuring charge of $7.0 million was recorded during the quarter ended March 31, 1999 of which $6.7 million related to severance costs associated with the elimination of duplicate workforce and $0.3 million related to the termination of certain lease agreements.

   On March 17, 2000, we completed the sale of our corporate headquarters facility at 100 Enterprise Way, Scotts Valley, California, to Enterprise Way Associates, LLC, assignee of the ScanlanKemperBard Companies. We received approximately $44.1 million in consideration for the facility. Consideration in the transaction was net of $2.5 million to cover potential costs to improve the building and $0.4 million in other disposal costs. We recorded a write-down of the corporate facility of $29.7 million during the quarter ended December 31, 1999. In conjunction with the sale of the facility, we entered into a long-term lease arrangement to use approximately 44% of the building for corporate purposes. On September 30, 2000, we entered into an amendment to our lease with ScanlanKemperBard Companies which decreased the space leased by us to approximately 41% of the facility.

   During 2000 and 1999, we reversed approximately $1.7 million and $3.9 million in restructure reserves established in prior periods that were determined to be no longer necessary. The restructure reserves were reversed primarily because the individuals identified in the restructure were not terminated.

                         BORLAND SOFTWARE CORPORATION

   The following table summarizes our restructuring activity for the years ended December 31, 2001, 2000 and 1999 (amounts in thousands):

                                        Severance   Other Asset
                                       and Benefits   Charges   Facilities Other    Total
                                       ------------ ----------- ---------- ------  -------
Accrual at December 31, 1998..........   $ 2,303      $   152     $ 713    $  106  $ 3,274
1999 restructuring....................     9,682        4,727       641     1,169   16,219
Cash paid during 1999.................    (5,060)          --      (357)     (234)  (5,651)
Reversal of previous restructuring....    (3,922)        (115)       --       163   (3,874)
                                         -------      -------     -----    ------  -------
Accrual at December 31, 1999..........   $ 3,003      $ 4,764     $ 997    $1,204  $ 9,968
2000 restructuring....................     1,546           --        --        --    1,546
Cash paid during 2000.................    (2,346)        (181)     (370)     (189)  (3,086)
Non-cash costs........................        --       (4,139)       --      (459)  (4,598)
Reversal of previous restructuring....    (1,151)        (444)       (7)      (56)  (1,658)
                                         -------      -------     -----    ------  -------
Accrual at December 31, 2000..........   $ 1,052      $    --     $ 620    $  500  $ 2,172
2001 restructuring....................       228           --        --        --      228
Cash paid during 2001.................      (806)          --      (379)       --   (1,185)
Non-cash costs........................        50           --        --      (364)    (314)
Reversal of previous restructuring....      (195)          --        38       157       --
                                         -------      -------     -----    ------  -------
Accrual at December 31, 2001..........   $   329      $    --     $ 279    $  293  $   901
                                         =======      =======     =====    ======  =======

   We have recorded a restructure reserve associated to certain leases in the United Kingdom in the amount of $2.4 million as of December 31, 2001 and 2000. This amount represents the excess of our contractual obligation over the minimum sublease income. Due to the timing of the contractual payments, this amount has been included in other long-term liabilities.

NOTE 7.  LONG-TERM DEBT

   On July 13, 2001, we used approximately $9.0 million in cash to repay the outstanding portion of a mortgage note. The note related to a mortgage on office buildings located at 1700 and 1800 Green Hills Road, Scotts Valley, California which, prior to 1993, served as our corporate headquarters and is leased to third-party tenants. Such amounts included $0.2 million in prepayment penalties to retire such note.

   Interest expense for this obligation was approximately $0.8 million, $1.0 million, and $1.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 8.  INCOME TAXES

   Income before income taxes consisted of the following (in thousands):

                                                Year Ended December 31,
                                                -----------------------
                                                 2001    2000    1999
                                                ------- ------- -------
        U.S.................................... $24,441 $14,036 $24,824
        Non U.S................................   4,510  11,672   6,526
                                                ------- ------- -------
                                                $28,951 $25,708 $31,350
                                                ======= ======= =======

                         BORLAND SOFTWARE CORPORATION

   The provision for income taxes consisted of the following (in thousands):

                                       Year Ended December 31,
                                       ----------------------
                                        2001     2000   1999
                                       ------   ------ ------
                  Current:
                     Federal.......... $  635   $   -- $2,113
                     State............    250       --  2,535
                     Non U.S..........  5,363    4,800  4,476
                                       ------   ------ ------
                                       $6,248   $4,800 $9,124
                                       ------   ------ ------
                  Deferred:
                     Federal.......... $   --       --     --
                     State............     --       --     --
                     Non U.S..........   (403)     182   (458)
                                       ------   ------ ------
                                         (403)     182   (458)
                                       ------   ------ ------
                  Income tax provision $5,845   $4,982 $8,666
                                       ======   ====== ======

   The following is reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income before income taxes (in thousands):

                                                            Year Ended December 31,
                                                           -------------------------
                                                            2001     2000     1999
                                                           -------  -------  -------
Tax provision computed at U.S. statutory rate............. $10,133  $ 8,998  $10,973
State taxes...............................................   1,737       --    2,535
Benefit on utilization of U.S. losses.....................  (9,614)  (4,913)  (6,575)
Non-U.S. withholding taxes................................   1,970    1,180    1,252
Subsidiaries' results subject to tax rates other than U.S.
  statutory rates.........................................     864      833      481
Limitation (benefit) on utilization of non-U.S. losses....     755   (1,116)      --
                                                           -------  -------  -------
Income tax provision...................................... $ 5,845  $ 4,982  $ 8,666
                                                           =======  =======  =======

   Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are comprised of the following (in thousands):

                                                        Year Ended December 31,
                                                        ----------------------
                                                           2001         2000
                                                        ---------    ---------
   Accrued expenses.................................... $   9,135    $   9,377
   Accounts receivable reserves........................     2,938        3,238
   Inventory valuation.................................       557          384
   Depreciation, amortization and other................     1,993        1,584
   U.S. federal and state loss and credit carryforwards    96,839      107,400
   Non-U.S. loss carryforwards.........................     7,532        6,222
                                                        ---------    ---------
   Gross deferred tax assets...........................   118,994      128,205
   Deferred tax assets valuation allowance.............  (118,085)    (127,699)
                                                        ---------    ---------
   Deferred tax assets, net............................ $     909    $     506
                                                        =========    =========

                         BORLAND SOFTWARE CORPORATION

   At December 31, 2001 and 2000, we had reserved a substantial portion of our deferred tax assets. We believe sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a valuation allowance has been provided.

   For U.S. federal income tax purposes, we have net operating loss carryforwards of approximately $193 million at December 31, 2001. There are also available U.S. federal tax credit carryforwards of approximately $23 million. These loss and credit carryforwards expire between 2006 and 2021, if not utilized. We also have Alternative Minimum Tax (AMT) credit carryforwards for U.S. federal income tax purposes of approximately $1 million, which do not expire. Utilization of federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization. We also have approximately $22 million of net operating loss carryforwards in various foreign jurisdictions. Certain of these loss carryforwards will expire beginning in 2002, if not utilized.

   Deferred tax assets and related valuation allowances of approximately $44 million relate to certain U.S. operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

   Applicable U.S. income and non-U.S. withholding taxes have not been provided on undistributed earnings of approximately $16.5 million of our foreign subsidiaries as such earnings are considered to be permanently invested in foreign operations.

NOTE 9.  LEASES

   We lease certain of our office and operating facilities and certain furniture and equipment under various operating leases. Lease terms range from one to seventeen years.

   Minimum annual lease commitments and minimum future sublease income at December 31, 2001 are as follows, amounts in thousands:

                                                     Operating Sublease
        Calendar year:                                Leases    Income
        --------------                               --------- --------
        2002........................................  $ 7,662    $407
        2003........................................    8,961     236
        2004........................................    8,245      --
        2005........................................    7,994      --
        2006........................................    6,906      --
        Thereafter..................................   19,546      --
                                                      -------    ----
                                                      $59,314    $643
                                                      =======    ====

   Rent expense for all operating leases was approximately $7.9 million, $6.9 million and $4.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. Sublease income was approximately $0.6 million, $1.2 million and $3.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                         BORLAND SOFTWARE CORPORATION

NOTE 10.  SERIES B MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

   In prior years, we issued 770 shares of Series B mandatorily redeemable convertible preferred stock ("Series B Shares") for $38.5 million. For each Series B Share, we also issued to the purchaser a warrant to purchase 400 shares of our common stock at a per share price equal to 125% of the closing price of the common stock on the issuance date. During the year ended December 31, 1999, all remaining outstanding Series B Shares were converted into approximately 10,831,000 shares of common stock at an average conversion rate of $3.41 per share. As of December 31, 2001, warrants to purchase 88,000 shares of common stock with an average exercise price at $8.59 were outstanding.

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

   Each share of Series C Stock is convertible, at the option of the holder, into fully paid and non-assessable shares of our common stock based upon a fixed conversion ratio. In the event of a reorganization, reclassification or other change (other than a stock dividend, stock split or reverse stock split), each share of Series C Stock would be convertible, at the option of the holder, into the kind and amount of shares of stock and other securities and property receivable upon such events. Upon transfer by the holder to an unaffiliated third party, each share of Series C Stock would automatically convert into fully-paid and non-assessable shares of our common stock based upon a fixed conversion ratio. In the event of a merger, consolidation, tender offer, agreement to sell, or sale of all or substantially all of our assets, each share of Series C Stock would automatically convert into the right to receive the same consideration as if the Series C Stock had been converted into common stock immediately prior to such events. In the event of liquidation, dissolution or winding up of Borland, the holders of shares of Series C Stock would receive the same consideration as if the Series C Stock had been converted into common stock immediately prior to such event. The conversion ratio is subject to certain adjustments in the event of a stock split and other capital reorganizations. During 2001, 340 shares of Series C stock were converted into 3,655,914 shares of common stock. At December 31, 2001, the 285 shares of Series C Stock that remained outstanding were convertible into 3,064,516 shares of common stock. We recorded a charge for the Series C stock of approximately $0.4 million, $0.9 million and $0.5 million to the income available to common stockholders during the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 12.  COMMON SHARES RESERVED FOR FUTURE ISSUANCE

   Shares of common stock reserved for future issuance at December 31, 2001 are as follows:

                Employee Stock Purchase Plans.......    459,061
                Stock Option Plans.................. 14,922,635
                Series C Convertible Preferred Stock  3,064,516
                Warrants............................     90,590
                                                     ----------
                       Total........................ 18,536,802
                                                     ==========

                         BORLAND SOFTWARE CORPORATION

NOTE 13.  STOCK REPURCHASE PROGRAM

   During September 2001, our Board of Directors authorized repurchases of up to $30 million of our outstanding common stock. As a part of this program, we repurchased 362,500 common shares for an average price of $8.24 a share for a total consideration of $3.0 million. This authorization is still deemed to be in effect.

   In 1998, our Board of Directors authorized us to repurchase up to 10% of our outstanding shares of common stock on a fully diluted basis, or approximately 5,900,000 shares. In 1998, we repurchased approximately 3.5 million shares at an average price of $5.87 per share. In 1999, we repurchased approximately 1.0 million shares at an average price of $4.87 per share. The 1998 authorization is deemed to be of no further force and effect.

NOTE 14.  EMPLOYEE BENEFIT PLANS

Stock Option Plans

   As of December 31, 2001, we have various stock-based compensation plans. Generally, our employee stock option plans allow for the grant of both incentive stock options and non-qualified stock options. Certain options have been granted that vest daily or monthly over a specified vesting period from the date of grant. For most grantees, options expire at the earlier of either three months after termination of the grantee's employment or ten years after the date of grant.

   We also grant options to non-employee directors. Upon first joining the Board, each non-employee director is granted options to acquire 30,000 shares of our common stock. All such shares vest one year from the date of grant. Effective July 1, 2001, and on July 1 of each year thereafter, each non-employee director (excluding the Chairman of the Board) receives an annual stock option to purchase 12,500 shares of our common stock. The Chairman of the Board receives an annual stock option to purchase 17,500 shares of our common stock. In addition, each non-employee director that serves as a member on a committee of the Board receives an additional annual stock option to purchase 1,000 shares of our common stock for each committee on which they serve as a member. A non-employee director that serves as the Chairman of a committee of the Board receives an additional stock option to purchase 1,000 shares of our common stock for each committee on which they serve as Chairman. These stock options vest over a four-year vesting schedule with 25% of the options vesting one year from the date of the grant and the remaining 75% of the options vesting over the remaining three years on a monthly basis. In the event of a change of control of Borland, the options will vest immediately.

   On May 31, 2001, our stockholders approved an amendment to our 1997 Stock Option Plan to increase, by 3.0 million, the number of shares of our common stock reserved for issuance thereunder.

   At December 31, 2001, approximately 1,589,395 shares were available for future grant under our various stock option plans. All options granted under the plans for the years ended December 31, 2001, 2000 and 1999 were priced at the market value on the date of grant.

                         BORLAND SOFTWARE CORPORATION

   The following table summarizes our stock option activity and related weighted average exercise prices within each category for the years ended December 31, 2001, 2000 and 1999 relating to our stock option plans. Amounts are in thousands, except share price:

                                              Year Ended December 31,
                                     ------------------------------------------
                                          2001          2000          1999
                                     -------------- ------------- -------------
                                     Shares  Price  Shares  Price Shares  Price
                                     ------  ------ ------  ----- ------  -----
Options outstanding at beginning
  of period......................... 12,114  $ 7.21  7,650  $6.08 12,857  $6.43
Stock options:
   Granted..........................  4,824  $11.40  8,448  $8.30  4,623  $4.52
   Exercised........................ (2,172) $ 5.61   (753) $5.98 (2,252) $6.16
   Canceled......................... (1,433) $ 9.53 (3,231) $7.67 (7,578) $6.42
                                     ------  ------ ------  ----- ------  -----
Options outstanding at end of period 13,333  $ 8.73 12,114  $7.21  7,650  $6.08
                                     ======  ====== ======  ===== ======  =====
Exercisable.........................  4,532          3,778         3,633

   The fair value of each option grant, as defined by SFAS No. 123 "Accounting for Stock-Based Compensations," is estimated on the date of grant using the Black-Scholes pricing model. The Black-Scholes pricing model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

                                                     Year Ended December 31,
                                                  -----------------------------
                                                    2001      2000      1999
                                                  --------- --------- ---------
Expected life.................................... 3.5 years 2.5 years 2.3 years
Risk-free interest rate..........................   3.96%     4.65%     6.39%
Volatility.......................................  86.51%     93.0%     88.0%
Dividend yield...................................   0.00%     0.00%     0.00%

   The weighted-average fair value of the stock options granted under the Employee Stock Option Plans during the years ended December 31, 2001, 2000 and 1999, as defined by SFAS 123, was $8.39, $6.00 and $3.01, respectively.

   The following table summarizes information about stock options outstanding at December 31, 2001 (options outstanding and exercisable are in thousands):

                                          Options Outstanding    Options Exercisable
                                         --------------------- ------------------------
                                          Weighted-
                              Number       Average   Weighted-     Number     Weighted-
                          Outstanding at  Remaining   Average  Exercisable at  Average
                           December 31,  Contractual Exercise   December 31,  Exercise
Range of Exercise Prices       2001         Life       Price        2001        Price
------------------------  -------------- ----------- --------- -------------- ---------
                                         (in years)
$0.49-$5.53..............      3,479        8.13      $ 4.71       1,899       $ 4.44
$5.54-$6.06..............      2,782        8.41        5.78         885         5.83
$6.07-$10.62.............      2,779        7.91        7.94         899         6.67
$10.63-$15.50............      3,989        9.06       14.11         649        15.33
$15.51-$41.87............        304        4.96       18.15         199        18.69
                              ------                               -----
                              13,333        8.35      $ 8.73       4,531       $ 7.34
                              ======                               =====

                         BORLAND SOFTWARE CORPORATION

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

Employee Stock Purchase Plans

   We have two Employee Stock Purchase Plans (each an "ESPP"). These plans allow our eligible employees, and the eligible employees of our subsidiaries, to purchase shares of our common stock through payroll deductions. Purchases are limited to 15% of the employee's compensation, subject to a maximum annual employee contribution limited to a $25,000 market value but limited to no more than 2,500 shares of our common stock. The ESPP shares may be purchased by participants at 85% of the lower of the fair market value of the common stock at the beginning of the offering period and the fair market value on the purchase date. Of the 2,650,000 shares of common stock that have been reserved for issuance under the two plans, 2,190,939 shares were issued through December 31, 2001. Sales under the two plans during the years ended December 31, 2001, 2000 and 1999 were 439,244, 284,145 and 309,434 shares of common stock at an average price of $5.06, $4.49 and $3.85 per share, respectively.

   Compensation cost (included in pro forma net income and net income per share amounts) is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following weighted average assumptions for the years ended December 31, 2001, 2000 and 1999, respectively: an expected life of one year; expected volatility of 87%, 93% and 88%, risk-free interest rates of 3.96%, 4.65% and 6.39%; and dividend yields of 0%. The weighted average fair value of those purchase rights granted during the years ended December 31, 2001, 2000 and 1999, as defined by SFAS 123, was $7.11, $2.73 and $4.33, respectively.

Pro Forma Net Income and Net Income Per Share

   Had we recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under our stock option and stock purchase plans, our pro forma net income and earnings per share for the years ended December 31, 2001, 2000 and 1999 would have been as follows (amounts in thousands, expect per share data):

                                          Year Ended December 31,
                                          ------------------------
                                           2001     2000    1999
             -                            -------  ------- -------
             Net income (loss):
                As reported.............. $23,106  $20,726 $22,684
                Pro Forma................ $(1,879) $ 3,435 $12,624

             Net income (loss) per share:
                As reported basic........ $  0.34  $  0.32 $  0.40
                As reported diluted...... $  0.31  $  0.30 $  0.35

                Pro Forma basic.......... $ (0.03) $  0.04 $  0.22
                Pro Forma diluted........ $ (0.03) $  0.04 $  0.20

   The pro forma amounts include compensation expenses related to stock option grants and stock purchase rights for the years ended December 31, 2001, 2000 and 1999. In future years, the annual compensation expense will increase relative to the fair value of stock options and stock purchase rights granted in those future years.

                         BORLAND SOFTWARE CORPORATION

NOTE 15.  STOCKHOLDER RIGHTS AGREEMENT

   In October 2001, we adopted a successor Stockholder Rights Plan to protect the stockholders in the event that a third party proposes an unsolicited takeover of Borland that has not been recommended or approved by the Board of Directors. This rights plan replaced an earlier rights plan which expired in December 2001. Under the successor Stockholder Rights Plan, each share of our outstanding common stock carries one preferred share purchase right ("Right"). Each Right entitles the holder, other than the acquiring person or entity, under certain circumstances, to purchase common stock at a 50% discount from our then-current market price. The Rights are redeemable at a nominal price and expire in December 2011.

NOTE 16.  LITIGATION

   Although litigation is subject to inherent uncertainties, management does not believe that the ultimate outcome of any of our legal proceedings will have a material adverse effect on our financial position or overall trends in results of operations. However, if an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period. Management believes that, given our current liquidity and cash and investment balances, even were we to receive an adverse judgment with respect to litigation that we are currently a party to, such a judgment would not have a material impact on cash and investments or liquidity.

                         BORLAND SOFTWARE CORPORATION

NOTE 17.  ENTERPRISE-WIDE DISCLOSURES

   We have various wholly-owned subsidiaries, which develop, market and/or distribute our products in other countries. In certain international markets not covered by our non-U.S. subsidiaries, we generally sell through independent distributors. Our reportable segments were identified based upon our internal reporting structure. Each reportable segment is responsible for marketing and selling all our products and services within their predetermined geographical region. Intercompany transactions are recorded at either cost or applicable transfer price, as appropriate. Intercompany transactions and balances are eliminated upon consolidation. Summary financial information from our reportable segments are as follows (amounts in thousands):

                                                                                       Year Ended December 31,
                                                                                    -----------------------------
                                                                                      2001      2000      1999
                                                                                    --------  --------  ---------
Net revenues from unaffiliated customers:
    U.S. operations (including exports)............................................ $ 87,812  $ 86,620  $  76,780
    European operations............................................................   84,103    61,353     60,500
    Japan operations...............................................................   23,581    20,943     19,927
    Other international operations.................................................   26,275    22,151     17,599
                                                                                    --------  --------  ---------
Net revenues....................................................................... $221,771  $191,067  $ 174,806
                                                                                    ========  ========  =========
    Deployment and other........................................................... $ 49,157  $ 52,675  $  48,037
    Development environments.......................................................  137,886   111,055    102,513
    Service revenue................................................................   34,728    27,337     24,256
                                                                                    --------  --------  ---------
Net revenue........................................................................ $221,771  $191,067  $ 174,806
                                                                                    ========  ========  =========
Intercompany revenues U.S..........................................................   13,051     9,658      8,858
Eliminations.......................................................................  (13,051)   (9,658)    (8,858)
                                                                                    --------  --------  ---------
Reported intercompany revenue...................................................... $     --  $     --  $      --
                                                                                    ========  ========  =========
Depreciation and amortization expense:
    U.S. operations................................................................ $  5,205  $  7,392  $  13,060
    European operations............................................................      574       576        681
    Japan operations...............................................................      447       408        431
    Other international operations.................................................    1,273     1,181      1,159
                                                                                    --------  --------  ---------
Depreciation and amortization expense.............................................. $  7,499  $  9,557  $  15,331
                                                                                    ========  ========  =========
Operating results:
    U.S. operations................................................................ $(32,577) $(28,504) $(117,026)
    European operations............................................................   40,063    28,495     25,360
    Japan operations...............................................................    9,705     8,301      6,572
    Other international operations.................................................      643     4,140      2,210
                                                                                    --------  --------  ---------
Operating income (loss)............................................................ $ 17,834  $ 12,432  $ (82,884)
                                                                                    ========  ========  =========
Long-lived assets:
    U.S. operations................................................................ $ 19,623  $ 24,620  $  71,202
    European operations............................................................    1,626     1,088      1,607
    Japan operations...............................................................    4,245     4,377      5,135
    Other international operations.................................................    3,206     1,829      1,937
                                                                                    --------  --------  ---------
Long-lived assets.................................................................. $ 28,700  $ 31,914  $  79,881
                                                                                    ========  ========  =========
Identifiable assets:
    U.S. operations................................................................ $ 39,822  $ 47,716  $  86,525
    European operations............................................................   22,966    13,741     12,617
    Japan operations...............................................................    9,244     7,441      8,374
    Other international operations.................................................    9,421     9,446      7,807
                                                                                    --------  --------  ---------
Identifiable assets................................................................ $ 81,453  $ 78,344  $ 115,323
    General corporate assets (cash, cash equivalents and short-term investments)...  294,370   262,559    197,693
                                                                                    --------  --------  ---------
Total assets....................................................................... $375,823  $340,903  $ 313,016
                                                                                    ========  ========  =========

                         BORLAND SOFTWARE CORPORATION

   Other international operations include activities of subsidiaries in Australia, Brazil, Canada, Hong Kong, Singapore, Korea, India, New Zealand, China and Taiwan.

   Revenues, operating results and identifiable assets are classified by location of our facilities rather than by customer location. Revenues related to product transfers between geographic areas were not significant. Export revenues from the U.S. represented $0.5 million, $1.7 million and $2.8 million during the years ended December 31, 2001, 2000 and 1999, respectively.

                                  SCHEDULE II

                         BORLAND SOFTWARE CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
             For the Years ended December 31, 2001, 2000 and 1999
                                (in thousands)

                                                                           Charged
                                                                              to
                                                               Balance at Statements Deductions Balance at
                                                               Beginning      of        From      End of
                                                               of Period  Operations  Reserves    Period
                                                               ---------- ---------- ---------- ----------
December 31, 2001:
   Allowance for sales returns, rebates and doubtful accounts.  $ 13,669   $15,581    $14,071    $ 15,179
December 31, 2000:
   Allowance for sales returns, rebates and doubtful accounts.  $ 14,457   $13,205    $13,993    $ 13,669
December 31, 1999:
   Allowance for sales returns, rebates and doubtful accounts.  $  8,293   $24,120    $17,956    $ 14,457

December 31, 2001:
   Deferred tax asset valuation allowance.....................  $127,699   $(9,614)   $    --    $118,085
December 31, 2000:
   Deferred tax asset valuation allowance.....................  $132,612   $(4,913)   $    --    $127,699
December 31, 1999:
   Deferred tax asset valuation allowance.....................  $139,187   $(6,575)   $    --    $132,612

                         BORLAND SOFTWARE CORPORATION

                                 SUBSIDIARIES*

                                                              Jurisdiction of
  Name                                                         Incorporation
  ----                                                        ---------------
  ADVANCED TRAINING CENTER, LTDA.............................     Brazil
  BORLAND (FRANCE)...........................................     France
  BORLAND (H.K.) LIMITED.....................................    Hong Kong
  BORLAND (HOLDING) UK LIMITED............................... United Kingdom
  BORLAND (JAPAN) CO., LTD...................................      Japan
  BORLAND (SINGAPORE) PTE., LTD..............................    Singapore
  BORLAND (UK) LIMITED....................................... United Kingdom
  BORLAND AUSTRALIA PTY LTD..................................    Australia
  BORLAND B.V................................................ The Netherlands
  BORLAND CANADA, INC........................................     Canada
  BORLAND GMBH...............................................     Germany
  BORLAND KOREA LTD..........................................      Korea
  BORLAND LATIN AMERICA LTDA.................................     Brazil
  BORLAND NEW ZEALAND LIMITED................................   New Zealand
  BORLAND SOFTWARE (BEIJING) CO., LTD........................      China
  BORLAND SOFTWARE INDIA PRIVATE LIMITED.....................      India
  BORLAND TECHNOLOGY CORPORATION.............................    Delaware
  BORLAND TECHNOLOGY CORPORATION.............................     Ireland
  BORLAND TECHNOLOGY CORPORATION.............................     Russia
  INPRISE SOLUTIONS GMBH.....................................     Germany

--------
* Excludes subsidiaries that do not fall under definition of "Significant Subsidiary" as defined under Rule 1-02(w) of Regulation S-X