Form 10-Q
period 2002-03-31
BORLAND SOFTWARE CORP
filed 2002-05-13
CIK 853273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

        The number of shares of common stock issued and outstanding as of April 30, 2002, the most recent practicable date prior to the filing of this report, was 70,483,561.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 237,979	$ 280,467
Short-term investments	58,218	13,903
Accounts receivable, net	41,040	38,405
Other current assets	14,150	14,348

Total current assets	351,387	347,123

Property and equipment, net	18,502	18,994
Other non-current assets	11,631	9,706

	$ 381,520	$ 375,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 44,786	$ 47,080
Income taxes payable	7,188	8,915
Deferred revenues	25,247	23,859
Other current liabilities	9,512	8,715

Total current liabilities	86,733	88,569

Long-term liabilities	10,471	10,469

	97,204	99,038

Stockholders’ equity:
Preferred stock: $.01 par value; 1,000,000 shares authorized;
115 shares issued and outstanding	—	—
Common stock: $.01 par value; 200,000,000 shares authorized;
70,426,225 and 68,028,526 shares issued and outstanding	704	680
Additional paid-in capital	492,156	488,744
Accumulated deficit	(182,415)	(187,012)
Deferred compensation	(1,005)	(1,123)
Cumulative comprehensive income	3,067	3,687

Less common stock in treasury, at cost – 4,835,900 shares	(28,191)	(28,191)

	284,316	276,785

Total liabilities and stockholder’s equity	$ 381,520	$ 375,823

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2002	2001
Licenses and other revenues	$ 47,668	$ 42,407
Service revenues	9,409	9,289

Net revenues	57,077	51,696

Cost of licenses and other revenues	3,520	2,981
Cost of service revenues	5,035	5,031

Cost of revenues	8,555	8,012

Gross profit	48,522	43,684

Research and development	11,949	11,058
Sales, general and administrative	31,033	28,346
Amortization of intangibles and merger-related expenses	1,522	412

Total operating expenses	44,504	39,816

Operating income	4,018	3,868
Interest income, net and other	1,730	3,448

Income before income taxes	5,748	7,316
Income tax provision	1,151	1,463

Net income	$ 4,597	$ 5,853

Net income per share:

Basic	$ 0.07	$ 0.09

Diluted	$ 0.06	$ 0.08

Weighted average number of common shares outstanding:

Basic	70,188	61,863

Diluted	76,040	71,890

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended March 31,
	2002	2001
Net income	$ 4,597	$ 5,853

Other comprehensive income (loss):
Foreign currency translation adjustments	(387)	(879)
Fair market value adjustment for available for sale securities	(233)	24

Comprehensive income	$ 3,977	$ 4,998

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,597	$ 5,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,642	2,053
Loss on sale of property and equipment	—	8
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	(2,913)	(637)
Other assets	479	147
Accounts payable and accrued expenses	(2,233)	(4,075)
Income taxes payable	(2,230)	487
Other	2,554	(787)

Cash provided by operating activities	1,896	3,049

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(836)	(1,989)
Acquisition of Redline Software, Inc. (VMGEAR)	(2,193)	—
Purchases of short-term investments	(55,426)	(11,436)
Sales and maturities of short-term investments	11,111	41,667

Cash provided by (used in) investing activities	(47,344)	28,242

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	3,431	1,502
Repayment of capital lease obligations and other debt activity	—	(48)

Cash provided by financing activities	3,431	1,454

Effect of exchange rate changes on cash	(471)	(965)

Net change in cash and cash equivalents	(42,488)	31,780
Cash and cash equivalents at beginning of period	280,467	216,634

Cash and cash equivalents at end of period	$ 237,979	$ 248,414

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1—BASIS OF PRESENTATION

            The accompanying Borland Software Corporation (“Borland”) condensed consolidated financial statements at March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by generally accepted accounting principles for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Borland’s financial position at March 31, 2002 and December 31, 2001, and its results of operations and cash flows for the three months ended March 31, 2002 and 2001. The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for any subsequent quarter or for the full year. The condensed consolidated financial statements and notes should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2002.

NOTE 2—NET INCOME PER SHARE

            We compute net income per share in accordance with Statement of Financial Accounting Standards “Earnings per Share” (“FAS No. 128”). Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potentially diluted shares outstanding during the period. Potentially diluted shares, which consist of incremental shares issuable upon exercise of stock options and warrants and upon conversion of the issued and outstanding shares of Series C Convertible Preferred Stock, are included in diluted net income per share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Numerator:
Net income before accretion charges	$ 4,597	$ 5,853
Accretion charges to preferred stock	—	219

Income available to common stockholders for basic earnings per share	$ 4,597	$ 5,634

Denominator:
Denominator for basic income per share - weighted average shares	70,188	61,863
Effect of dilutive securities	5,852	10,027

Denominator for dilutive income per share	76,040	71,890

Net income per share - basic	$ 0.07	$ 0.09

Net income per share - diluted	$ 0.06	$ 0.08

            The diluted earnings per share calculation for the three months ended March 31, 2002 and 2001 excludes approximately 3.0 million and 2.1 million options, respectively, because their effect would have been antidilutive.

NOTE 3—RESTRUCTURING

The following table summarizes our restructuring activity for the three months ended March 31, 2002 (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2001	$ 329	$ 279	$ 293	$ 901
Additions	4	468	—	472
Cash payments	(229)	(90)	(13)	(332)

Accrual at March 31, 2002	$ 104	$ 657	$ 280	$ 1,041

            During the three months ended March 31, 2002, we recorded a provision of approximately $0.5 million associated to leases in the United States and United Kingdom that are currently not in use. We have recorded a restructure reserve associated to certain leases in the United Kingdom in the amount of $2.4 million as of March 31, 2002 and December 31, 2001. This amount represents the excess of our contractual obligation over the minimum income under the current sublease arrangement. Due to the timing of the contractual payments, this amount has been included in other long-term liabilities. Subsequent to March 31, 2002, there have not been any significant changes to our estimate of the total costs of prior restructuring activities.

NOTE 4—ACQUISITION OF REDLINE SOFTWARE, INC. (VMGEAR)

            On January 18, 2002, we completed our acquisition of Redline Software, Inc. (“Redline”), a privately held software firm located in San Jose, California. Redline develops and markets performance assurance and testing solutions for Java developers. The transaction was accounted for as a purchase. Total fixed consideration of $2.0 million was paid upon the close of the transaction and acquisition-related costs were $0.2 million. The contingent consideration includes retention payments of $6.0 million to be earned through the continued employment of certain individuals and additional earnout payments contingent upon future revenues derived from the sale of Redline products and the retention of certain employees of Redline. Contingent consideration, if any, will be earned and paid over a three-year period. We recorded goodwill for the excess of the purchase price over the net assets acquired of $1.6 million and $0.6 million for acquired technology which will be amortized over the estimated useful life of 18 months. In accordance with the provision of Statement of Accounting Statements No. 142, “Goodwill and Other Intangibles,” we did not amortize the excess of the purchase price over net assets acquired during the three months ended March 31, 2002. The contingent consideration will be expensed when it is deemed probable that such payments will be made.

NOTE 5—RECENT ACCOUNTING PRONOUNCEMENTS

            In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”), which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products, unless the consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. During the three months ended March 31, 2002, we adopted the provisions of EITF 01-09. The adoption of this pronouncement did not have a material impact to our financial position or results of operations.

            In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The adoption of this pronouncement did not have a material impact to our financial position or results of operations for the quarter ended March 31, 2002.

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

            These forward-looking statements may relate to, but are not limited to, future capital expenditures, acquisitions, future revenues, earnings, margins, costs, demand for our products, market and technological trends in the software industry, interest rates and inflation and various economic and business trends. You can generally identify forward-looking statements by the use of words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue” and similar expressions or the negative or other variations thereof. These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described under “Factors That May Affect Future Results and Market Price of Stock” and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission or in materials incorporated by reference. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material and adverse effect on our business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for us to predict new factors, nor can we assess the potential effect of any new factors on us.

            These forward-looking statements are found at various places throughout this Form 10-Q. We caution you not to place undue reliance on these forward-looking statements, which unless otherwise indicated, speak only as of the date they were made. We do not undertake any obligation to update or release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q.

            We were incorporated in California in 1983 and reincorporated in Delaware in 1989. We maintain our executive offices at 100 Enterprise Way, Scotts Valley, California 95066-3249, and our main telephone number at that location is 831-431-1000. We also maintain a Web site on the Internet at www.borland.com and a community site at http://community.borland.com.

            All Borland brand and product names are trademarks or registered trademarks of Borland Software Corporation, in the United States and other countries. This Form 10-Q also contains additional trade names, trademarks and service marks of other companies. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply a relationship with, or endorsement or sponsorship of, us by these other parties.

Overview

            As a leading global provider of technology for the rapid and effective development, deployment, integration and management of software applications, we enable enterprises to realize the profitability-enhancing potential of innovation. By delivering comprehensive best-in-class technology solutions dedicated to interoperability, we allow enterprises of all sizes to move into Web-based computing while leveraging their legacy systems. From Fortune 1000 companies to the millions of individual developers known as the “Borland Nation,” we provide our customers the freedom to develop applications, deploy them on most major platforms, and integrate and manage them across the enterprise. Our solutions, including those for the high potential growth areas of Java, Linux, Web Services and wireless technologies, are designed to enable organizations to increase productivity and deliver higher performance projects faster and on budget, while lowering total cost of ownership.

Our loyal customers are enterprises of many sizes, including individual developers which comprise the Borland Nation, small independent software and services firms, as well as prominent companies worldwide, including leading companies in high technology, telecommunications and financial services. Many of our customers use Borland technology so that they themselves can create and ship software and system products conforming to high performance specifications. Our principal technology partners include leading technology companies such as Apple, Ericsson, Hitachi, IBM, Intel, Macromedia, Microsoft, Nokia, Rational, Red Hat, Siemens, Sun Microsystems and Sybase.

The key strengths and benefits of our products and services include:

  Comprehensive Solution. With products and services for the various dimensions of the software application lifecycle—development, deployment, integration and management—we give customers the ability to implement applications critical to their businesses rapidly and effectively, as well as access to one vendor to resolve issues across underlying technologies.

  Best-in-Class and Performance Leadership. When a Borland product is installed, we believe it provides for a user experience that is as good or better than anything available in the marketplace. Our products have won numerous awards and maintain a large and dedicated following of users.

  Freedom of Choice. Borland products eliminate “lock-in,” which is prevalent with solutions from major system vendors. Borland products do not promote one software platform over another; they simply enable all major technology platforms for productive implementation. One key reason our products eliminate “lock-in” is that we provide interoperability between competing technologies.

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

Widening our lead in Java products;

Promoting platform independence and interoperability, including through Web Services;

Leveraging our strategic alliances and technology partnerships, including in growing areas such as wireless and mobile application development;

Targeting large enterprises with our comprehensive application lifecycle management solutions;

Focusing on the needs of our installed base, e.g., the “Borland Nation;”

Capitalizing on the strength of the “Borland” brand, with new product and service offerings and through international expansion; and

Undertaking selective strategic acquisitions, including those that extend the breadth of our application lifecycle management solutions.

            To achieve this goal, we now offer leading products and services for addressing various dimensions of the software implementation process—development, deployment, integration and management. Innovation, quality, performance, ease of use and interoperability are the hallmarks of our products. Our products provide key pieces necessary for enterprises to implement applications critical to their business rapidly and effectively. For the development phase, we offer our JBuilder, Delphi, Kylix and C++Builder integrated development environments (“IDEs”), as well as our hosted TeamSource DSP service. Our deployment and integration products include our Borland Enterprise Server line of application servers, including Borland Enterprise Server, AppServer Edition for high end EJB deployments, VisiBroker Edition to facilitate legacy integration and our recently introduced Web Edition for JavaServer Pages (JSP)/Servlet-based application deployments. Our deployment products also include JDataStore, an embedded database for web and mobile applications, and InterBase, our high-performance embedded SQL database. To manage applications, we offer Borland AppCenter, a visual distributed application management solution.

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

Our focused efforts in sales and marketing include a sales model that combines strong indirect and direct sales efforts. We also pay particular attention to our research and development activities.

            For a more in-depth discussion of our business, including a discussion of our critical accounting policies and estimates, please read our Annual Report on Form 10-K as filed with the SEC on March 29, 2002.

Results of Operations for the Three Months Ended March 31, 2001 and 2002

Revenues

            Our revenues are derived from software licenses and sales of its related services, which include assistance in implementation and integration, and post-contract customer support, training and consulting services. Net revenues were $57.1 million and $51.7 million for the three months ended March 31, 2002 and 2001, respectively. The growth in net revenues was principally attributable to the increase in net revenues from our Java and RAD businesses. The Java and RAD businesses grew 40% and 19%, respectively, during the three months ended March 31, 2002 when compared with the three months ended March 31, 2001. The growth in our Java and RAD businesses was offset by a decline in our Enterprise business. Our Enterprise business declined 25% during the three months ended March 31, 2002 when compared with the three months ended March 31, 2001.

Licenses and Other Revenues

            Licenses and other revenues represent amounts earned from granting customers licenses to use our software products. Licenses and other revenues totaled $47.7 million for the three months ended March 31, 2002, compared to $42.4 million from the same quarter a year ago. License and other revenues were 84% and 82% of total net revenues for the three months ended March 31, 2002 and 2001, respectively. Licenses and other revenues from our Java, RAD, and Enterprise businesses represented, 45%, 31%, and 24%, respectively, of total license and other revenues for the three months ended March 31, 2002. This is compared to 36%, 30%, and 34%, respectively, for the three months ended March 31, 2001. Licenses and other revenues during the three months ended March 31, 2002 were favorably affected by the continued strong demand for our Java products. Licenses and other revenue from our Java business, which includes JBuilder, Borland Enterprise Studio for Java and Optimizeit product lines, grew 40% over the same quarter a year ago. Licenses and other revenues from our RAD business, which includes the Borland Delphi, C++Builder and Kylix product lines, increased 19% from the same quarter in 2001. Licenses and other revenues from our Enterprise business, including VisiBroker, Borland AppServer and Borland AppCenter product lines, decreased by 25% over the same quarter a year ago.

            License and other revenues from our Java business were favorably affected by the continued success of JBuilder 6.0 released during the three months ended December 31, 2001 and by the initial release of our Optimizeit product during the three months ended March 31, 2002. License and other revenues from our RAD business were favorably affected by the release of C++ Builder 6.0 during the three months ended March 31, 2002. The revenue growth in this product is reflective of the upgrade purchases by our customers upon the new version release. Consistent with historical trends, we expect that the upgrade activity will decrease in the quarters subsequent to the general release. Licenses and other revenues from our Enterprise business were negatively impacted by lower demand from our Original Equipment Manufacturers, or OEM, customers. We believe that this behavior is due to concerns about the current economic climate, particularly in the United States. Continued concerns around the United States and world economy could impact the buying patterns of our OEM customers and impact our Enterprise business.

Service Revenues

            Service revenues represent amounts earned from customer support, training and consulting services related to our software products. Service revenues increased to $9.4 million for the three months ended March 31, 2002, compared to $9.3 million for the three months ended March 31, 2001. Service revenues were 16% and 18% of total net revenues for the three months ended March 31, 2002 and 2001, respectively. Technical support revenues represented 68% and 59% of the total service revenues for the three months ended March 31, 2002 and 2001, respectively, while consulting and training revenues represented 32% and 41% of the total service revenues for the same periods, respectively. The growth of our technical support revenues is due to the increase in number of enterprise-level support contracts and we expect this trend to continue should we have success licensing software to a larger number of enterprise customers. Consulting and training revenues have been negatively impacted by the lower demand for such services. We believe such behavior is due to customers concerns about the current economic climate and their efforts to manage controllable costs. Continued concerns around the United States and world economy could impact the demand for such services.

International Net Revenues

            International net revenues represented 62% of our total net revenues for the three months ended March 31, 2002 compared to 56% for the three months ended March 31, 2001. The increase in the percentage of non-U.S. net revenues for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001 was principally due to the growing adoption of the Java language in Europe and the Asia/Pacific region and the decline in our Enterprise business in the U.S. due to the downturn in the U.S. economy. We expect non-U.S. revenues to continue to be a significant percentage of total net revenues in future periods.

            Fluctuations in foreign currency exchange rates did not have a material impact on our total net revenues or operating results for the three months ended March 31, 2002. However, our non-U.S. revenues would be adversely affected if the U.S. dollar were to strengthen against major foreign currencies including Japanese Yen, United Kingdom Pound Sterling and the Euro.

The following table presents our total revenues by region:

	Three Months Ended March 31,
	2002	2001
Americas	$25,800	$25,741
Europe, Middle East and Africa (“EMEA”)	20,059	18,205
Asia Pacific	11,218	7,751

Net revenues	$57,077	$51,696

            Amounts reported for our Americas region represent revenues generated from our operations located in the United States, Canada and Brazil. Amounts reported for our EMEA region represent revenues generated from our operations located in the Netherlands, Germany, France, United Kingdom, Sweden, Italy, Russia and Spain. Amounts reported for our Asia Pacific region represent revenues generated from our operations located in Singapore, Japan, South Korea, Hong Kong, Taiwan, Australia, New Zealand, China and India.

Cost of Revenues

Cost of Licenses and Other Revenues

            Cost of licenses and other revenues consist primarily of production costs, product packaging, and royalties paid to third-party vendors. Cost of licenses and other revenues were $3.5 million and $3.0 million for the three months ended March 31, 2002 and 2001, respectively. The increase in cost of licenses and other revenues for the three months ended March 31, 2002 when compared with the three months ended March 31, 2001 was due to an increase in royalty costs payable to third-party vendors. The level of royalty costs in future quarters will be dependent upon our success in licensing our products that include third party technology.

Cost of Service Revenues

            Cost of service revenues consists primarily of salaries and benefits, third-party contractor costs, and related expenses incurred in providing customer support, consulting and training. Cost of service revenues was $5.0 million for the three months ended March 31, 2002 and 2001. Cost of technical support revenues represented 30% and 25% of the total cost of service revenues for the three months ended March 31, 2002 and 2001, respectively, while cost of consulting and training revenues represented 70% and 75% of the cost of service revenues for the same periods, respectively. The increase in cost of technical support revenues for the three months ended March 31, 2002 when compared the three months ended March 31, 2001 is due to additional headcount and other resources deployed to manage the higher support activity. The lower cost of consulting and training during the three months ended March 31, 2002 when compared with the same quarter a year ago was due to a reduction in headcount and other resources due to fewer consulting and training engagements.

Gross Margins

            Gross margins were 85% for the three months ended March 31, 2002 and 2001, respectively. Gross margins on license and other revenues were 93% for the three months ended March 31, 2002 and 2001, respectively. Gross margins from service revenues were 46% for the three months ended March 31, 2002 and 2001, respectively. While we would expect our total gross margins to remain consistent with these levels, the future gross margins will be a function of our future net revenues, the level of third-party royalty-bearing technology sold with our product offerings, our ability to control our manufacturing costs and our utilization of our professional services group.

Operating Expenses

Research and Development

            Research and development (“R&D”) expenses consist primarily of salaries and other personnel-related expenses, facilities costs and fees and expenses of third-party consultants. R&D expenses were 21% of revenues for each of the three months ended March 31, 2002 and 2001. R&D expenses for the three months ended March 31, 2002 increased to $11.9 million from $11.1 million for the three months ended March 31, 2001. The increase in R&D expenses for the three months ended March 31, 2002 when compared with the three months ended March 31, 2001 was due to additional employee related expenses. While we expect total dollars spent on R&D to increase in 2002 when compared with 2001, we expect our R&D expenses to remain relatively consistent as a percentage of net revenues.

Sales, General and Administrative

            Sales, general and administrative (“SG&A”) expenses consist primarily of salaries, benefits, sales commissions, the cost of product marketing programs, and facility and information system costs. SG&A expenses increased by 9% this quarter compared to the same quarter of last year but decreased as a percentage of total revenues to 54% from 55% for the three months ended March 31, 2002 and 2001, respectively. The increase in total dollars was principally due to increased employee costs due to increased headcount in our direct sales force and strategic marketing organizations. We expect the future expansion of our sales and marketing organizations to be dependent on our ability to generate future meaningful revenue growth. To the extent net revenues from our direct sales channel increase, we expect our SG&A expenses to increase as a result of variable compensation from our sale incentive plans related to levels of direct sales.

Restructuring Charges

The following table summarizes our restructuring activity for the three months ended March 31, 2002 (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2001	$ 329	$ 279	$ 293	$ 901
Additions	4	468	—	472
Cash payments	(229)	(90)	(13)	(332)

Accrual at March 31, 2002	$ 104	$ 657	$ 280	$ 1,041

            During the three months ended March 31, 2002, we recorded a provision of approximately $0.5 million associated to leases in the United States and United Kingdom that are currently not in use. We have recorded a restructure reserve associated to certain leases in the United Kingdom in the amount of $2.4 million as of March 31, 2002 and December 31, 2001. This amount represents the excess of our contractual obligation over the minimum income under the current sublease arrangement. Due to the timing of the contractual payments, this amount has been included in other long-term liabilities. Subsequent to March 31, 2002, there have not been any significant changes to our estimate of the total costs of prior restructuring activities.

Interest Income, Net and Other

            Interest income, net and other decreased from $3.4 million during the three months ended March 31, 2001 to $1.7 million during the three months ended March 31, 2002. The decline in interest income, net and other for the three months ended March 31, 2002 when compared with the three months ended March 31, 2001 principally reflects the decrease in interest income of $2.0 million, despite higher cash balances, due to a decline in prevailing interest rates. Changes in interest rates will continue to impact our interest income performance in future periods.

Income Taxes

            For the three months ended March 31, 2002 and 2001, we generated pretax profits of $5.7 million and $7.3 million, respectively. Our effective tax rate was 20% for these same periods. We have significant net operating loss and tax credit carryforwards in the U.S. and a number of non-U.S. jurisdictions in which we conduct business. These loss and credit carryforwards are used to offset our tax liability as allowed by law. In addition, we incur withholding taxes in a number of non-U.S. jurisdictions that are imposed regardless of the profitability of Borland in that jurisdiction. Similar to the 2001 calendar year, we anticipate our tax provision for 2002 to be comprised principally of non-U.S. income taxes and non-U.S. withholding taxes. Our effective tax rate,which is dependent on the amount and location of our taxable profits, ability to utilize our net operating loss and credit carryforwards in certain jursdictions, and the amount of our non-U.S. withholding taxes which are imposed regardless of our profitability, is currently expected to be 20% for 2002.

Liquidity and Capital Resources

            As of March 31, 2002, cash, cash equivalents and short-term investments totaled $296.2 million; an increase of $1.8 million from $294.4 million at December 31, 2001. Working capital increased from $258.6 million at December 31, 2001 to $264.7 million at March 31, 2002.

            Cash provided by operating activities for the three months ended March 31, 2002 was $1.9 million, consisting of $4.6 million in net income and $1.6 million in depreciation and amortization offset by an increase in non-cash working capital of $4.3 million. Cash provided by operating activities during the three months ended March 31, 2001 was $3.1 million, consisting of $5.9 million in net income and $2.1 million in depreciation and amortization offset by an increase in non-cash working capital of $4.9 million.

            Cash used in investing activities for the three months ended March 31, 2002 included $2.2 million used for the acquisition of Redline discussed in Note 4 above and $0.8 million in cash used for the purchase of property and equipment. Cash used in investing activities for the three months ended March 31, 2001 included $2.0 million for the purchase of property and equipment.

            Cash provided by financing activity was $3.4 million and $1.5 million for the three months ended March 31, 2002 and 2001, respectively, and principally consisted of proceeds from the issuance of common stock to employees under our Employee Stock Option and Stock Purchase Plans.

            Currency fluctuations did not have a significant impact on our cash position during the three months ended March 31, 2002. Although we partially hedge our foreign currency exchange rate risk, strengthening of the U.S. dollar against the Euro, United Kingdom Pound Sterling, Australian and Singapore dollars and Japanese Yen would harm our business. We cannot predict currency exchange rate fluctuations and there can be no assurance that foreign currency exchange rates will not have a material adverse impact on our future cash flows and operating results. See further discussion of foreign currency risk in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

            For the remainder of 2002, we expect that operating expenses will decrease slightly as a percentage of revenue when compared with 2001. We anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We expect our capital expenditures in 2002 to be greater than fiscal year 2001. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or products lines. We believe that our available cash and cash equivalents, together with our anticipated future cash provided by operating activities, will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may seek additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise the additional funds through public or private debt or equity financings. If we seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

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

            Many of our most popular products are focussed on Java, and we continue to invest heavily in Java and Java standards, including enterprise-focused standards such as Java 2 Platform, Enterprise Edition, or J2EE, and Enterprise JavaBeans, or EJB, to enhance the performance and functionality of these products. Java, however, is a relatively new language and was developed primarily for the Internet and corporate Intranet applications. While we believe that Java is making significant inroads with respect to its adoption for enterprise applications, it is still too early to determine whether Java will achieve widespread acceptance as a programming language and platform for enterprise applications. For example, EJB and J2EE implementations have not yet been widely adopted and in particular are only sparingly and partially used in enterprise class processing environments, and our deployment and management products are principally focused on these standards. Additionally, several of the distinguishing features of JBuilder, our integrated development environment, or IDE, for Java, are geared for J2EE and EJB development. If Java, including EJB and J2EE, does not become widely adopted, our business could be adversely impacted.

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

compete with several very large and well-established companies with significant “mindshare,” as well as a number of smaller successful companies, that are already competing in these markets;

  develop stronger relationships with systems integrators and other strategic partners with access to enterprise accounts and “C”-level decision-makers on software application infrastructure products; and

coordinate the activities of our various product organizations to provide fully integrated products, including synchronizing release cycles.

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

            We need to extensively train and motivate our sales personnel and invest additional resources in our sales efforts as well as educate our authorized resellers. Our software products and services require a sophisticated sales effort, including efforts targeted at the senior management and information technology departments of our prospective customers. In addition, we believe our products, including both our development and application infrastructure products, compare well against our competition’s products on the basis of our products’ technical and performance benefits, increasing our particular need to have well trained, technically savvy sales personnel in order to communicate these advantages to prospective customers. We have made significant investments in training our direct sales force and implemented new sales compensation programs for 2002 in an effort to improve and motivate our sales force and increase sales. There can be no assurance, however, that these programs will be successful in achieving this result in the long term, and such changes and additional investments could significantly increase our sales-related expenses and impact operating results.

Our increasing focus on enterprise customers may increase fluctuations in our financial results.

            As we increasingly seek to license software products directly to our customers, particularly large enterprises, we have experienced sales cycles that are substantially more lengthy and uncertain than those associated with our traditional business of licensing software through indirect and retail channels. We expect that a significant percentage of our future revenue will be from enterprises, including large global organizations. These transactions typically contain multiple elements, including licenses for development and deployment products, technical support, maintenance, consulting and training services. As a result, these customers generally commit significant time and resources to evaluating our software, and they require us to expend substantial time, effort and money in establishing the enterprise relationship and in educating them about our software products and solutions, which can sometimes result in lower operating margins. Also, sales to these types of customers generally require an extensive sales effort throughout the customer’s organization and often require final approval by the customer’s Chief Information Officer or other senior or “C”-level employee. In particular, while our strategy includes leveraging the loyalty of our developer network to sell our software application infrastructure products within their enterprises, we believe that purchase decisions on software application infrastructure technology often involve more senior level employees than sales of development products. All of these factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made in any particular quarter, or at all. We have experienced and expect to continue to experience delays and uncertainty in the sales cycle as well as increased up-front expenses in connection with enterprise sales. The timing of the execution of enterprise volume licenses, or their nonrenewal or reregistration by large customers, could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations.

Our international operations and sales could be harmed by factors outside our control.

            A substantial portion of our revenue is from international sales. International sales accounted for approximately 62% of our revenues in the three months ended March 31, 2002. Given our focus on international markets and the market potential for our products in such markets, we anticipate increased international sales going forward. However, there are inherent risks in doing business internationally, including:

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

fluctuations in foreign currency exchange rates;

restrictions on the expatriation of currency from a particular country;

export restrictions, tariffs, duties and other trade barriers;

changes in regulatory requirements;

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

            Our markets are intensely competitive. Rapid change, new and emerging technologies and fierce competition characterize these markets. The pace of change has accelerated due to the emergence of the Internet, and related programming platforms and languages, including Sun Microsystem’s Java and Microsoft’s .NET and C#, as well as new operating systems such as Linux.

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

            We differentiate our products from our competitors’ products based on scalability, functionality, interoperability, cost of ownership, performance and reliability as well as their effectiveness in addressing our customers’ needs. There can be no assurance that we will be able to successfully differentiate our products from those of our competitors in the future or be able to continue to enhance our product lines to meet the needs of our customers. In addition, many of our competitors have substantially greater financial, management, marketing and technical resources than we have. Many of our competitors have well established relationships with our current and potential customers, extensive knowledge of the market and extensive product development, sales and marketing resources. These competitors may be more successful than us at developing and marketing products in our markets.

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

            In addition to bundled offerings and bundling arrangements, certain competitors make available or have begun making available for no charge to their customers products that compete with our products, including our development technologies such as JBuilder. While we believe that products made available at minimal or no cost are not able to compete with our offerings on the basis of quality, performance, reliability and cost of ownership, among other things, freely available competitive technologies are a risk to our business. At a minimum, technologies offered at no charge increase pricing pressure and threaten to impact our results. IBM’s open source Eclipse initiative, for example, is an example of a model under which products that are competitive with our offerings may eventually become available at minimal or no cost. IBM Eclipse is attempting to create an open source toolkit in which customers can access and create development technologies at no charge. If this type of model is widely adopted, our business will be harmed.

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

our products may not meet customers’ expectations regarding features and performance;

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

            We currently maintain a number of important strategic alliances and technology partnerships with industry leaders such as Microsoft, Sun Microsystems and Nokia. Our current technology partners give us, among other things, early access to emerging technologies, additional resources to market our products, as well as an entry point to meet potential customers. Our relationships with systems integrators and resellers also provide additional expertise to our customers and bolster our service capabilities, among other things. In the future, we anticipate exploring additional strategic alliances, technology partnerships and other arrangements designed to further all of these goals. Our current or prospective strategic alliances and technology partnerships may not achieve their intended objectives however, and parties to our strategic alliances and technology partnerships may not perform as contemplated. Additionally, our partners may choose to terminate their arrangements with us in situations where no binding contractual arrangements exist. Under our relationships with Nokia and SAP, for instance, these companies are currently recommending JBuilder as their preferred IDE for Java development to their customers and/or vendors of ancillary products. These arrangements are not binding however, and either company may choose not to recommend JBuilder at some future date or to recommend a competitor’s products. The failure to develop or maintain our strategic alliances and technology partnerships, or our partners’ inability to perform or decision not to perform or to opt out of their arrangements with us, may impede our ability to introduce new products or enter new markets. As a result, our operating results could be materially affected.

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

evolving standards and other technological changes; and

pace of overall technological change in the mobile and wireless markets.

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

            For example, Microsoft has recently introduced a new operating environment for Web-based applications called Microsoft .NET. While we are releasing development products that support the .NET environment, our business would be harmed if we are unable to develop an effective development product for the .NET environment that addresses the needs of our customers, or if our competitors, particularly Microsoft, do so more effectively than we do. Similarly, if certain emerging programming languages, such as Microsoft’s C#, gain significantly in popularity and we do not offer a development technology to facilitate development in such languages, our competitiveness could be diminished and our results adversely impacted. An alternative to Java, C# is an object-oriented programming language that was recently introduced by Microsoft and is based on C++. We believe that C# is gaining in market acceptance. We do not, however, currently offer a development product for the C# programming language. In addition, it is possible that certain platforms may emerge for which Java implementations are not possible or feasible on a cost-effective basis. Because we are focused on Java products, we could lose customers if this happens.

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

            We are dependent on licenses from third-party suppliers for some elements of our products such as various file libraries. In particular, we are dependent on technology licenses from Sun Microsystems with respect to our Java products and we are dependent on licenses from Microsoft with respect to our, Delphi and C++Builder products. If any of these licenses were terminated or were not renewed, or if these third parties failed to develop new technology products or failed to notify us in a timely manner of any new or updated technology, we might not be able to ship such products. We would then have to seek an alternative to the third party’s technology and, in some cases, it is possible that an alternative may not exist. This could result in delays in releasing and/or shipping our products, increased costs or reduced functionality of our products and could have a material and adverse effect on our business, operating results and financial condition.

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

The relative immaturity of Java could negatively impact our growth and operating results.

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

            A large portion of our revenue with respect to our application infrastructure products is derived from customers in a small number of vertical markets such as the technology, telecommunications and financial markets. While we believe that customers in these markets are attracted to the performance advantages of our products, continuation or deepening of the current downturn in any of these markets could have a significant impact on our revenues with respect to our application infrastructure products. Our infrastructure business was adversely affected in 2001 and in the first quarter of 2002 by the downturn in these markets. Our failure to broaden our base of customers outside these vertical markets would reduce our future revenues with respect to our application infrastructure products if an extended downturn occurs in our targeted vertical markets.

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

the relative mix of demand for our various products and services;

the size and timing of significant orders and their fulfillment;

the number, timing and significance of product upgrades and new product announcements by us and our competitors;

changes in pricing policies by us or our competitors;

customer order deferrals in anticipation of upgrades or new products offered by us or our competitors;

product release cycles for our products and those of our competitors;

product defects that may be discovered from time to time and other product quality problems;

general domestic and international economic and political conditions; and

information technology budgets and overall capital expenditure budgets of our customers and prospective customers.

            A significant portion of our customers place orders toward the end of a given quarter. Revenue may also fluctuate based on our customers’ fiscal year budgeting cycles. Therefore, revenues may be difficult to predict, and any revenue shortfall for a quarterly period may not be known until late in the quarter. Additionally, our costs are based on projected revenues and are relatively fixed in the short term. Therefore, if our revenue levels fall below projections, net income may be significantly reduced, and, accordingly, we may experience a loss. As a result, we believe that quarterly revenues and operating results will continue to be difficult to forecast and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of trends or our future performance.

We depend on a small number of distributors like Ingram Micro for a significant portion of our revenue; if we lose one or any of our major distributors our revenue could suffer.

            Ingram Micro, one of our major distributors, accounted for approximately 10% of our total revenue for the quarter ended March 31, 2002, 13% of our total revenue during the year ended December 31, 2001 and 12% of total revenue during the year ended December 31, 2000. We expect that Ingram Micro will continue to be a significant customer and a small number of distributors will continue to account for a significant portion of our revenue for the foreseeable future. Our inability to increase the number of our distributors or the loss of any one major distributor like Ingram Micro could limit our ability to maintain or increase our market share, or could cause our revenue to drop quickly and unexpectedly.

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

If our encryption technology does not satisfy our potential customers’ needs for the confidential transfer of information, sales of certain of our application infrastructure products could suffer.

            We use and will continue to use encryption technology licensed by third parties in some of our products, such as in Borland Enterprise Server, VisiBroker Edition, to provide security for the exchange of our customers’ confidential information. Encryption technologies have been breached in the past. There can be no assurance that there will not be a compromise or breach of our security technology. If such a breach were to occur, it could have a material adverse effect on our reputation and sales of our application infrastructure products.

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

successfully hire, train, retain and motivate additional employees;

enhance our operational, financial and management systems; and

expand our research and development capacity.

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

            Like the publicly-traded securities of other high technology companies, the market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. During the period from March 31, 2001 to March 31, 2002, the price of our common stock has ranged from a low of $6.25 on April 3, 2001 to a high of $18.40 on January 11, 2002. On May 10, 2002, the most recent practicable date prior to the filing of this Form 10-Q, the closing price of a share of our common stock on The Nasdaq Stock Market was $9.78. From time to time, the market price of our common stock may be significantly affected by a number of factors, including, but not limited to, the following:

announcements of new products or product upgrades by us or our competitors;

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

actual or anticipated changes in information technology spending;

a decision by a respected research analyst to initiate or drop coverage on our stock or upgrade or downgrade our stock;

speculation by the press, product analysts or research analysts about us and our products, revenues and/or earnings including the growth rate of each;

the relatively low trading volume in our stock;

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

            Several outside investors in Borland own significant portions of our common stock, or preferred stock that is convertible into common stock, though, to our knowledge, based on Schedule 13G filings made with the SEC, none individually own in excess of 8% of our common stock, even on an as coverted basis, as of May 10, 2002, the most recent practicable date prior to the filing of this Form 10-Q. If these stockholders were to sell significant amounts of their Borland stock, then the market price of our stock could be negatively impacted. Moreover, because of current levels of liquidity in our stock, the effect of such sales, or of significant portions of our stock being offered or made available for sale, could result in particularly strong downward pressure on our stock. Investors should be aware that they could experience significant short-term volatility in our stock if such stockholders decide to sell a substantial amount of their Borland stock at one time.

The conversion of our Series C Preferred Stock (“Series C Stock”) may have a dilutive effect.

            Each share of our Series C Stock is convertible, at the option of the holder, into fully paid and non-assessable shares of Borland common stock based upon a fixed conversion ratio. In the event of a reorganization, reclassification or other change (other than a stock dividend, stock split or reverse stock split), each share of Series C Stock would be convertible, at the option of the holder, into the kind and amount of shares of stock and other securities and property receivable upon such events. Upon transfer by the holder to an unaffiliated third party, each share of Series C Stock would automatically convert into fully-paid and non-assessable shares of our common stock based upon a fixed conversion ratio. In the event of a merger, consolidation, tender offer, agreement to sell, or sale of all or substantially all of our assets, each share of Series C Stock would automatically convert into the right to receive the same consideration as if the Series C Stock had been converted into common stock immediately prior to such events. In the event of liquidation, dissolution or winding up of Borland, the holders of shares of Series C Stock would receive the same consideration as if the Series C Stock had been converted into common stock immediately prior to such event. The conversion ratio is subject to certain adjustments in the event of a stock split and other capital reorganizations. As of May 10, 2002, the 115 shares of Series C Stock not previously submitted for conversion were convertible into 1,236,595 shares of our common stock.

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

            As a software company, our intellectual property rights are among our most valuable assets. We rely on a combination of patent, copyright, trademark, trade secret laws, confidentiality agreements and other contractual arrangements, domain name registrations and other methods to protect our intellectual property rights, but these measures may provide only limited protection. The protective steps we have taken may be inadequate to deter misappropriations of our intellectual property rights. In addition, it may be possible for an unauthorized third party to reverse-engineer or decompile our software products. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights, particularly in certain international markets. Litigation may be necessary to protect our intellectual property rights, and such litigation can be time consuming and expensive. We have 98 issued U.S. patents, 10 issued foreign patents and additional pending applications for U.S. and foreign patents. It is possible that some or all of our patents may be challenged, invalidated or circumvented. It is also possible that our pending patent applications may never result in issued patents, and if they do result in issued patents, those patents may be invalidated. In addition, effective protection of intellectual property rights is unavailable or limited in some foreign countries, making the possibility of misappropriation of our intellectual property more likely. Current laws in the United States that prohibit copying give us only limited practical protection from software “pirates,” and the laws of many other countries provide very little protection. Policing unauthorized use of our products is difficult, expensive and time consuming and we expect that software piracy will be a persistent problem for our software products. In addition, the unique technology of the Internet may tend to increase, and provide new methods for, illegal copying. Accordingly, we cannot be certain that we will be able to protect our intellectual property rights against unauthorized third-party copying or use. This could materially and adversely affect our competitive position.

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

            From time to time, we have received notices claiming that we have infringed a third party’s patent or other intellectual property right. We expect that software products in general will increasingly be subject to these claims as the number of products and competitors increase, the functionality of products overlap and as the patenting of software functionality becomes more widespread. Further, the receipt of a notice alleging infringement may require in some situations that a costly opinion of counsel be obtained to prevent an allegation of intentional infringement. Regardless of its merits, responding to any claim can be time consuming and costly and divert the efforts of our technical and management personnel from productive tasks. In the event of a successful claim against us, we may be required to pay significant monetary damages, including treble damages if we are held to have willfully infringed, discontinue use and sale of the infringing products, expend significant resources to develop non-infringing technology and/or enter into royalty and licensing agreements that might not be offered or available on acceptable terms. If a successful claim were made against us and we failed to commercially develop or license a substitute technology, our business could be materially harmed. In addition, we may not have insurance coverage for these types of claims or our insurance coverage for these types of claims may not be adequate.

Increasing regulation of the Internet, imposition of sales and other taxes on products sold or distributed over the Internet and privacy concerns relating to the Internet could harm our business.

            We intend to expand our business through, among other channels, electronic commerce on the Internet. The electronic commerce market on the Internet is relatively new and rapidly evolving. While this is an evolving area of the law in the United States and overseas, currently there are relatively few laws or regulations that directly apply to commerce on the Internet. Changes in laws or regulations governing the Internet and electronic commerce, including, without limitation, those governing an individual’s privacy rights, pricing, content, encryption, security, acceptable payment methods and quality of products or services could have a material adverse effect on our business, operating results and financial condition. Taxation of Internet commerce, or other charges imposed by government agencies or by private organizations may also be imposed. Laws and regulations applying to the solicitation, collection and processing of personal or consumer information could also be enacted. Any of these regulations could result in a decline in the use or popularity of the Internet as a medium for commerce, which could have an adverse effect on our future sales and revenue growth.

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

            Our stockholder rights plan, and certain provisions in each of our Restated Certificate of Incorporation, Amended and Restated Bylaws and the Delaware General Corporation Law may discourage, delay or prevent an actual or potential change in control of our company even if that change in control would be beneficial to and in the best interests of our stockholders. This could limit our stockholders’ ability to approve a transaction that they may deem to be in their best interests. In addition, our Board of Directors has the authority, without stockholder approval, to fix the rights and preferences of, and issue shares of one or more series of preferred stock.

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

            During the three months ending March 31, 2002, we have recorded net foreign exchange losses of $0.3 million. The foreign exchange losses were generated primarily due to the strength of the dollar relative to the Euro and the Japanese Yen. It is uncertain that these currency trends will continue. If these currency trends continue, we will continue to experience foreign exchange losses on our intercompany receivables to the extent that we have not hedged the exposure with foreign currency forward exchange contracts. Such foreign exchange losses could have a material adverse effect on our operating results and cash flows.

During the quarter ended March 31, 2002, we recorded a foreign currency gain of approximately $0.4 million as part of other comprehensive income due to foreign currency movements on our long-term intercompany balances. As of March 31, 2002, we had $9.1 million and $2.8 million in long-term intercompany balances that will be settled in Australian dollars and Singapore dollars, respectively.

            The table below provides information about our derivative financial instruments, comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates and the net fair value as of March 31, 2002. All instruments mature within twelve months (dollar amounts in thousands).

	Notional Amount	Average Contract Rate		March 31, 2002 Net Fair Value
Foreign currency forward exchange contracts:
Euro	5,484	0.	8666	(32)
Australian Dollar	1,558	0.	5283	(16)
New Zealand Dollar	647	0.	4313	(15)
Singapore Dollar	1,357	0.	5427	—
Korean Won	1,897	0.	00074	(33)
Hong Kong Dollar	2,499	0.	1281	(1)
Great Britain Pound	1,113	1.	4230	(2)
New Taiwan Dollar	860	0.	0282	(12)
Others	806			(10)

Total	16,221			(121)

Interest Rate Risk

            Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our cash equivalents and short-term investments in a variety of financial instruments such as commercial paper. By corporate policy, we limit the amount of our credit exposure to $5.0 million to any one commercial issuer.

            We mitigate default risk by investing in securities rated as least A2/P2 as published by Standard and Poors and Moodys and by constantly positioning our portfolio to respond appropriately to a significant reduction in the credit rating of any investment issuer. Our portfolio includes only marketable securities with active secondary and resale markets to ensure portfolio liquidity.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio (dollar amounts in thousands).

	2002	2003	2004	2005	2006	Thereafter	Total
	(in thousands)
Cash equivalents
Fixed rate	$237,979	—	—	—	—	—	$237,979
Average interest rate	2.12%	—	—	—	—	—	2.12%
Short-term investments
Fixed rate	$58,218	—	—	—	—	—	$58,218
Average interest rate	2.97%	—	—	—	—	—	2.97%

Credit Risks

            Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. As of March 31, 2002, no single group or customer represents greater than 10% of total accounts receivable.

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

Agreements with Microsoft Corporation

            Filed with this Form 10-Q, pursuant to (b)(10) of Item 601 of Regulation S-K, are certain agreements between ourselves and Microsoft Corporation (“Microsoft”) relating to Borland’s license from Microsoft of certain Microsoft technology.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit No.	Description of Exhibit

4.1	Specimen Stock Certificate of Borland Software Corporation.*

10.1	Addendum Number 1 to Software License Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 12, 2001.*

10.2	Addendum Number 1 to Trademark License between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 12, 2001.*

10.3	Addendum Number 2 to Master Support Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 12, 2001.*

10.4	Addendum Number 3 to Master Support Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 21, 2001.*+

10.5	Wireless Toolkit Supplement to the Sun Community Source Licenses between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 21, 2001.*+

10.6	Open Tools License Agreement between Microsoft Corporation and Borland Software Corporation, dated as of March 2, 1999.*+

10.7	Amendment Number 1 to Open Tools License Agreement between Microsoft Corporation and Borland Software Corporation, dated as of June 2, 1999.*

Exhibit No.	Description of Exhibit

10.8

License and Distribution Agreement (Microsoft Internet Explorer and Components–Windows 95 and Windows NT Version) between Microsoft Corporation and Borland Software Corporation, dated as of May 7, 1997.*

*	Filed herewith.
+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

            A copy of any exhibit referenced above will be furnished (at a reasonable cost) to any stockholder of Borland upon receipt of a written request. Such request should be sent to Borland Software Corporation, 100 Enterprise Way, Scotts Valley, California 95066-3249, Attention: Lynne Farris, Director of Investor Relations.

B. Reports on Form 8-K

During the quarter ended March 31, 2002, Borland filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

            Form 8-K filed on March 15, 2002 announcing the entry of Doug Barre, Keith E. Gottfried and Edward Shelton into stock trading plans in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934.

            Form 8-K filed on January 22, 2002 announcing that Borland had acquired all of the outstanding capital stock of Redline Software, Inc., a Delaware corporation known to its customers as VMGEAR, pursuant to a Stock Purchase Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BORLAND SOFTWARE CORPORATION (Registrant)

Date: May 10, 2002

/ s / Frederick A. Ball

Frederick A. Ball Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)