Form 10-Q
period 2002-06-30
BORLAND SOFTWARE CORP
filed 2002-08-14
CIK 853273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

        The number of shares of common stock outstanding as of July 31, 2002, the most recent practicable date prior to the filing of this report, was 71,527,689.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 244,537	$ 280,467
Short-term investments	61,316	13,903
Accounts receivable, net	44,221	38,405
Other current assets	13,752	14,348

Total current assets	363,826	347,123

Property and equipment, net	18,559	18,994
Other non-current assets	11,337	9,706

	$ 393,722	$ 375,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 48,572	$ 47,079
Income taxes payable	7,908	8,915
Deferred revenues	26,754	23,859
Other current liabilities	9,540	8,716

Total current liabilities	92,774	88,569

Long-term liabilities	10,511	10,469

	103,285	99,038

Stockholders’ equity:
Preferred stock: $.01 par value; 1,000,000 shares authorized;
115 and 285 shares issued and outstanding	—	—
Common stock: $.01 par value; 200,000,000 shares authorized;
70,400,454 and 68,028,526 shares issued and outstanding	704	680
Additional paid-in capital	494,425	488,744
Accumulated deficit	(177,746)	(187,012)
Deferred compensation	(888)	(1,123)
Cumulative comprehensive income	5,558	3,687

Less common stock in treasury, at cost
5,195,600 and 4,835,900 shares	(31,616)	(28,191)

	290,437	276,785

Total liabilities and stockholders’ equity	$ 393,722	$ 375,823

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Licenses and other revenues	$ 50,095	$ 47,538	$ 97,763	$ 89,945
Service revenues	9,627	8,474	19,036	17,763

Net revenues	59,722	56,012	116,799	107,708

Cost of licenses and other revenues	3,557	3,460	7,077	6,440
Cost of service revenues	5,355	6,019	10,390	11,051

Cost of revenues	8,912	9,479	17,467	17,491

Gross profit	50,810	46,533	99,332	90,217

Research and development	12,711	11,178	24,660	22,236
Selling, general and administrative	32,102	30,115	63,135	58,461
Amortization of intangibles and acquisition-related charges	1,564	351	3,086	763

Total operating expenses	46,377	41,644	90,881	81,460

Operating income	4,433	4,889	8,451	8,757
Interest income, net, and other	1,700	3,160	3,430	6,608

Income before income taxes	6,133	8,049	11,881	15,365
Income tax provision	1,464	1,635	2,615	3,098

Net income	$ 4,669	$ 6,414	$ 9,266	$ 12,267

Net income per share:
Basic	$ 0.07	$ 0.10	$ 0.13	$ 0.19

Diluted	$ 0.06	$ 0.09	$ 0.12	$ 0.17

Weighted average number of common shares outstanding:
Basic	70,406	62,577	70,224	62,405

Diluted	74,632	73,879	75,304	73,070

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In Thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net income	$ 4,669	$ 6,414	$ 9,266	$12,267
Other comprehensive income (loss):
Foreign currency translation adjustments	2,491	(675)	2,104	(1,578)
Fair market value adjustment
for available for sale securities	—	122	(233)	146

Other comprehensive income	$ 7,160	$ 5,861	$11,137	$10,835

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 9,266	$ 12,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,373	3,986
(Gain) loss on sale of fixed asset	57	(13)
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	(2,960)	(11,911)
Other assets	1,180	(24)
Accounts payable and accrued expenses	535	2
Income taxes payable	(503)	1,765
Deferred revenues	1,777	2,749
Other	(502)	1,532

Cash provided by operating activities	12,223	10,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,346)	(3,276)
Acquisition of Redline Software, Inc. (VMGear)	(2,193)	—
Proceeds from sale of property	—	13
Purchases of short-term investments	(77,846)	(19,329)
Sales and maturities of short-term investments	30,433	47,092

Cash (used in) provided by investing activities	(51,952)	24,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	5,706	5,665
Repurchase of common stock	(3,425)	—
Repayment of capital lease obligations and other debt activity	—	(98)

Cash provided by financing activities	2,281	5,567

Effect of exchange rate changes on cash	1,518	(788)

Net change in cash and cash equivalents	(35,930)	39,632
Cash and cash equivalents at beginning of period	280,467	216,634

Cash and cash equivalents at end of period	$ 244,537	$ 256,266

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1—BASIS OF PRESENTATION

           The accompanying Borland Software Corporation (“Borland”) condensed consolidated financial statements at June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and June 30, 2001 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by generally accepted accounting principles for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Borland’s financial position at June 30, 2002 and December 31, 2002; its results of operations for the three and six months ended June 30, 2002 and June 30, 2001; and its cash flows for the six months ended June 30, 2002 and June 30, 2001. The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for our full fiscal year. The condensed consolidated financial statements and notes should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 as filed with the United States Securities and Exchange Commission (the “SEC”) on March 29, 2002.

NOTE 2—NET INCOME PER SHARE

           We compute net income per share in accordance with Statement of Financial Accounting Standards “Earnings per Share” (“FAS No. 128”). Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potentially diluted shares outstanding during the period. Potentially diluted shares, which consist of incremental shares issuable upon exercise of stock options and warrants and upon conversion of the issued and outstanding shares of Series C Convertible Preferred Stock, are included in diluted net income per share to the extent such shares are dilutive. (See Note 7 for conversion of Series C Convertible Preferred Stock.)

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Numerator:
Net income before accretion charges	$ 4,669	$ 6,414	$ 9,266	$12,267
Accretion charges to preferred stock	—	178	—	397

Income available to common stockholders
for basic earnings per share	$ 4,669	$ 6,236	$ 9,266	$11,870

Denominator:
Denominator for basic income per share –
weighted average shares	70,406	62,577	70,224	62,405
Effect of dilutive securities	4,226	11,302	5,080	10,665

Denominator for dilutive income per share	74,632	73,879	75,304	73,070

Net income per share – basic	$ 0.07	$ 0.10	$ 0.13	$ 0.19

Net income per share – diluted	$ 0.06	$ 0.09	$ 0.12	$ 0.17

NOTE 3—RESTRUCTURING

The following table summarizes costs incurred during the six months ended June 30, 2002 associated with prior period restructuring activities (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2001	$ 329	$ 279	$ 293	$ 901
Additions	49	468	—	517
Cash Payments	(229)	(404)	(13)	(646)

Accrual at June 30, 2002	$ 149	$ 343	$ 280	$ 772

           During the six months ended June 30, 2002, we recorded a provision of approximately $0.5 million associated with leases in the United States and United Kingdom. During the same period, we made payments totaling approximately $0.4 million for obligations under these leases. We have recorded a restructure reserve associated with certain leases in the United Kingdom in the amount of $2.4 million as of each of June 30, 2002 and December 31, 2001. This amount represents the excess of our contractual obligation over the anticipated minimum income under the current and future sublease arrangements. Under these lease arrangements, we are obligated to pay approximately $7.8 million over the lease terms. The leases terminate at various dates beginning in 2010 and ending in 2012. We have contractual commitments from our sublease tenants to receive $0.6 million during the sublease terms which end on various dates in 2003. If our existing tenants are not able to pay the contractual amount due under the sublease arrangements or we are not able to lease the properties on favorable financial terms in the future, we will be required to take additional charges for the minimum contractual lease payments. Due to the timing of the contractual payments, this amount has been included in other long-term liabilities. Subsequent to June 30, 2002, there have not been any significant changes to our estimate of the total costs of prior restructuring activities.

NOTE 4—PRESENTATION OF OPERATING EXPENSES

           To provide presentation consistent with the current year, research and development expenses for the three and six months ended June 30, 2001 in the amount of $0.2 million and $0.4 million, respectively, have been shown separately within the caption “Amortization of Intangibles and Acquisition-Related Expenses.” These acquisition-related expenses are associated with the acquisition of Bedouin Software, Inc. Selling, general and administrative expenses for the three and six months ended June 30, 2001 in the amount of $0.1 million and

$0.3 million, respectively, have been shown separately within the caption “Amortization of Intangibles and Acquisition-Related Expenses.”These acquisition-related expenses are associated with the acquisition of Engine Informatica, LTD.

NOTE 5—REPURCHASE OF COMMON STOCK

            On September 17, 2001, our Board of Directors authorized the repurchase of up to $30 million of our outstanding common stock. During the three months ended June 30, 2002, we repurchased 359,700 shares of common stock for an average price of $9.50 per share for a total consideration of $3.4 million. The shares repurchased during the three months ended June 30, 2002 were placed in treasury.

NOTE 6—ACQUISITIONS

Highlander Engineering, Inc.

           On May 23, 2002, we acquired certain assets of privately held Highlander Engineering, Inc., a provider of software solutions for the embedded systems market. The assets were exchanged for cash earnout commitments not to exceed $2.0 million over a two-year period contingent upon the financial performance of acquired software products and services. We do not expect this acquisition to have a material impact on revenues or net income for 2002.

Redline Software, Inc. (VMGear)

           On January 18, 2002, we completed our acquisition of Redline Software, Inc. (“Redline”), a privately held software firm located in San Jose, California. Redline develops and markets performance assurance and testing solutions for Java developers. The transaction was accounted for as a purchase. Total fixed consideration of $2.0 million was paid upon the close of the transaction and acquisition-related costs were $0.2 million. The contingent consideration includes retention payments of $6.0 million to be earned through the continued employment of certain individuals and additional earnout payments contingent upon future revenues derived from the sale of Redline products and the retention of certain employees of Redline. Contingent consideration, if any, will be earned and paid over a three-year period. We recorded goodwill for the excess of the purchase price over the net assets acquired of $1.6 million and $0.6 million for acquired technology which will be amortized over the estimated useful life of 18 months. In accordance with the provision of Statement of Accounting Statements No. 142, “Goodwill and Other Intangibles,” we did not amortize the excess of the purchase price over net assets acquired during the three months ended June 30, 2002. The contingent consideration will be expensed when it is deemed probable that such payments will be made.

           SFAS 142 “Goodwill and Other Intangibles” requires disclosure of what reported net income would have been in all periods presented exclusive of amortization expense recognized in those periods related to goodwill, intangible assets that are no longer being amortized, any deferred credit related to an excess over cost, equity method goodwill, and changes in amortization periods for intangible assets that will continue to be amortized. We have considered such requirements and have determined that the adjustments to prior years’ earnings as required by SFAS 142 were not material.

NOTE 7—SUBSEQUENT EVENT

           In 1999, we sold an aggregate of 625 shares of Series C Convertible Preferred Stock (“Series C Stock”) to Microsoft Corporation for $25 million. Each share of Series C Stock was convertible, at the option of the holder, into fully paid and non-assessable shares of our common stock base upon a fixed conversion ratio. Prior to June 30, 2002, 510 shares of Series C Stock were converted into 5,483,871 shares of our common stock. On July 9, 2002, the remaining 115 shares of Series C Stock were converted into 1,236,559 shares of our common stock.

NOTE 8—RECENT ACCOUNTING PRONOUNCEMENTS

           In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. Management does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor

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

           These forward-looking statements are found at various places throughout this Form 10-Q. We caution you not to place undue reliance on these forward-looking statements, which unless otherwise indicated, speak only as of the date they were made. We do not undertake any obligation to update or release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, except as required by law.

General

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

Overview of the Operations

           As a leading global provider of technology for the development, deployment, integration and management of software applications, our goal is to enable enterprises to realize the profitability-enhancing potential of innovation. By delivering comprehensive technology solutions dedicated to interoperability, our products are designed to allow enterprises of all sizes to move into Web-based computing while leveraging their legacy systems. From Fortune 1000 companies to the Borland Developer Network comprised of millions of developers around the world, we provide our customers the freedom to develop applications, deploy them on most major platforms, and integrate and manage them across the enterprise. Our solutions, including those for Java, Linux, Web Services and wireless technologies, are designed to enable organizations to increase productivity and deliver higher performance projects faster and on budget, while lowering total cost of ownership.

           Our customers are enterprises of many sizes, including individual developers, small independent software and services firms, as well as prominent companies worldwide, including leading companies in high technology, telecommunications and financial services. Many of our customers use Borland technology so that they themselves can create and ship software and system products conforming to high performance specifications. We have strategic relationships and/or technology partnerships with leading technology companies such as Apple, Ericsson, Hitachi, IBM, Intel, Macromedia, Microsoft, Nokia, Rational, Red Hat, Siemens, Sun Microsystems and Sybase.

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

  Performance Leadership.  When a Borland product is installed, we believe it provides for a user experience that is as good or better than anything available in the marketplace. Our products have won numerous awards and maintain a large and dedicated customer base.

  Freedom of Choice.  Borland products eliminate “lock-in,” which is prevalent with solutions from major system vendors. Borland products do not promote one software platform over another; they are designed to enable all major technology platforms for productive implementation. One key reason our products eliminate “lock-in” is that we provide interoperability between competing technologies.

  Standards-Based.  We aggressively adopt standards whenever possible. As a result, Borland products are standards-based when standards exist or are emerging. Standards promote interoperability and mass adoption of technologies.

Simplicity and Control. Borland products are designed to simplify the process of developing and deploying applications, improving efficiency and productivity and speeding time to market.

  Low Cost of Ownership.  Borland products are designed to lower cost of ownership because they promote productivity and reduce computing infrastructure investment wherever possible. Our small foot-print, highly optimized products also help to accomplish this.

           Our goal is to become the dominant provider of technology solutions for the rapid and effective implementation of software applications, particularly in areas such as Java and J2EE, .NET, Web Services, Linux, wireless and mobile computing. Key elements of our strategy to achieve this goal include:

Widening our lead in Java products;
Promoting platform independence and interoperability, including through Web Services;
Leveraging our strategic alliances and technology partnerships, including in critical areas such as wireless and mobile application development;
Targeting large enterprises with our comprehensive application lifecycle management solutions;
Focusing on the needs of our installed base, e.g., the Borland Developer Network;
Capitalizing on the strength of the “Borland” brand, with new product and service offerings and through international expansion; and
Undertaking selective strategic acquisitions, including those that extend the breadth of our application lifecycle management solutions.

           To achieve this goal, we offer products and services for addressing various dimensions of the software implementation process—development, deployment, integration and management. Innovation, quality, performance, ease of use and interoperability are the hallmarks of our products. Our products provide critical tools for enterprises to implement applications critical to their business rapidly and effectively. For the development phase, we offer our JBuilder, Delphi, Kylix and C++Builder integrated development environments (“IDEs”), as well as our hosted TeamSource DSP service and Optimizeit, our Java performance and testing solution. Our deployment and integration products include our Borland Enterprise Server line of application servers, including Borland Enterprise Server, AppServer Edition for high end EJB deployments, VisiBroker Edition to facilitate legacy integration and our recently introduced Web Edition for JavaServer Pages (JSP)/Servlet-based application deployments. Our deployment products also include JDataStore, an embedded database for web and mobile applications, and InterBase, our high-performance embedded SQL database. To manage applications, we offer Borland AppCenter, a visual distributed application management solution. Our efforts in sales and marketing include a sales model that combines indirect and direct sales efforts.

           We also provide training, consulting and support services through our dedicated professional services organization. In addition, we provide service and support for software developers worldwide through an online developer community and an e-commerce site, http://community.borland.com, which offers a range of technical information, value-added services and third-party products.

Critical Accounting Policies

           For a more in-depth discussion of our business, including a discussion of our critical accounting policies and estimates, please read our Annual Report on Form 10-K as filed with the SEC on March 29, 2002.

Overview of the Results for the Three Months and Six Months Ended June 30, 2002

           Despite challenging economic conditions for the software and information technology industry, the second quarter of 2002 was our ninth consecutive quarter of profitability and tenth consecutive quarter of positive cash flow from operations. We market software development and application infrastructure technologies to businesses of all sizes worldwide. When customers curtail their information technology budgets, elect to purchase less or delay such purchases, our business—like that of competitors and software industry peers—naturally suffers. In addition, the prolonged downturn in the financial markets during the first six months of 2002, combined with larger structural problems in industries such as telecommunications, appear to have further dampened IT capital expenditures in excess of the anticipated effects of more typical economic cyclicality. Despite these challenges, several features of our model and strategy provided a foundation for growth during the first half of 2002:

  We market and sell products that our customers can implement with their existing IT infrastructure, permitting us to communicate a clear return on investment, or ROI, message to our customers. With many customers having invested significantly in computing hardware and network infrastructure in recent years, we believe software development products such as ours are now particularly compelling because they can be used to facilitate the efficient production and/or migration of software for systems currently in place. The Java programming language, moreover, is designed to run on multiple existing operating systems and hardware platforms, and we believe that Java continues to grow and sustain momentum in the marketplace in part on the basis of this advantage. Sales of our Java development products grew 42% compared with the second quarter of 2001.

  We market and sell our products through both direct and indirect channels. While many software industry competitors rely more heavily upon “big ticket” direct sales to large public companies, our sales efforts and the nature of our products have allowed us to be successful at growing through smaller transactions to compensate for the fact that enterprises have been reluctant to enter into larger sales in the current environment. We have also continued to sell meaningfully to consumers and small software development companies via our distributors and channel partners.

  We market and sell products worldwide, and we believe that our brand recognition in the software development and IT community is strong both in the U.S. and abroad. As a result, we are positioned to benefit from pockets of economic strength worldwide. In the second quarter of 2002, the Americas region (principally U.S. and Canada) accounted for less than half—45%—of our total revenue, while our EMEA region (principally Europe) represented 35% and Asia/Pacific represented 20%. This breakdown was largely consistent with the same quarter last year where Americas accounted for 48% of total revenue, EMEA 36% and Asia/Pacific 16%. We believe that international diversification will continue to benefit the company, and could be favorable in an environment of more synchronized global recovery. We have also recently begun to add resources to our international operations and entered several new international markets.

           In order to continue to strengthen our business model, we focused on several key goals during the first six months of 2002. We sought to maximize sales and profitability in a challenging economic environment, as well as position Borland to achieve sustained and consistent sales and profitability growth when corporate IT and software spending returns to healthier levels.

  Leadership Across Platforms.  We continue to believe that our success hinges in large part on the continued quality and reputation of our products, including both our development and infrastructure products. As a result, research and development continues to be a high priority, particularly in the areas of Java, Linux, .NET, Web Services and wireless in which we focus our product efforts. Several new products were launched during the first two quarters of 2002, including JBuilder 7, Borland Enterprise Studio for Java 4, JBuilder MobileSet 3 and C++Builder 6.

  Sales and Marketing Strength.  We continue to view incremental investments in our sales and marketing infrastructure as critical to enabling us to drive revenue growth and, in particular, be positioned for success when and if increased IT spending resumes. Furthermore, we believe that our continued execution in a weaker market for IT investment, including our indirect channel, enables us to selectively make such investments, even while a number of competitors are forced to downsize. Strategic investments in sales and marketing during the first half of 2002 included the hiring of our new Chief Marketing Officer, Scott Langmack, a branding expert.

  Cost Control and Financial Discipline.  We continue to pay close attention to our cost structure in order to maintain and grow operating cash flow and profitability. While operating expenses increased year over year due in large part to our selective new investments in sales and marketing, our general and administrative expenses decreased over the same period, consistent with our goal to leverage existing infrastructure over a larger revenue base.

  Continued International Expansion.  We continue to view careful international expansion as critical for maintaining diverse revenue streams in an uncertain environment and for driving future growth. We believe our international opportunity is compelling. Borland products, particularly development technologies, may serve as important products for both emerging technology companies worldwide as well as countries seeking to build high technology industries. Efforts in the first half of 2002 included continued enhancement of our operations in China and Hong Kong, the hiring of a seasoned Country Manager to lead an expansion into Mexico and the relocation of our Asia Pacific headquarters to Singapore, along with the acquisition of ATC Ltda., a Brazilian IT services company.

  Selective Acquisitions.  We continue to pursue acquisitions that we believe better position us to grow revenues and serve our customers’ needs. We successfully completed the acquisitions of Redline Software (VMGear) and ATC Ltda. as well as the acquisition of certain assets of Highlander Engineering, Inc. during the first half of 2002. Borland’s Optimizeit performance assurance solution, obtained as part of our acquisition of Redline Software, contributed to our Java business performance in the second quarter of 2002. We continue to evaluate reasonably priced, integratable acquisitions that add meaningfully to our business.

  Strategic Relationships.  We continue to view strategic relationships as an important avenue to gaining access to new customers and new technologies. In addition, Borland’s cross platform strategy provides us with the ability to partner with a range of technology leaders, many of whom view Borland technology as important for enhancing development of their platforms and technologies. During the first half of 2002, we entered into new relationships with Sprint PCS, Sybase and Mercury Interactive, among others, along with deepening relationships with a number of existing partners.

  Balance Sheet Strength.  We continue to believe that our balance sheet strength—particularly in a weak capital markets environment—is a key factor that enables us to successfully and effectively pursue our other major objectives, including acquisitions, sustained research and development, and investments in sales and marketing. We finished the second quarter of 2002 with approximately $306 million in cash and cash equivalents and short-term investments with no long-term debt. We used a portion of our cash position to repurchase shares, including 359,700 shares for a total cost of $3.4 million during the first six months of 2002.

We achieved the following financial results during the first half of 2002:

  Revenues increased 7% to $59.7 million for the second quarter of 2002, from $56.0 million for the second quarter of 2001. For the first six months of 2002, total revenues increased 8% to $116.8 million from $107.7 million for the same period in 2001.

  Licenses and other revenues rose 5% to $50.1 million for the second quarter of 2002 from $47.5 million for the second quarter of 2001. For the first six months of 2002, licenses and other revenues rose 9% to $97.8 million, from $89.9 million for the same period in 2001.

Due to additional investments in sales and marketing, operating expenses increased 11% to $46.4 million in the 2002 second quarter, from $41.6 million in the second quarter of 2001.

  Gross margins improved to 85% in the second quarter of 2002, compared to 83% in the same period in 2001. For the first six months of 2002, gross margin was 85%, relative to 84% for the same period in 2001.

  Operating income was $4.4 million in the second quarter of 2002, compared to $4.9 million in the year ago period. For the first six months of 2002, operating income included acquisition related costs of $8.5 million compared to $8.8 million in the year ago period.

Net income was $4.7 million, or $0.06 per diluted share, compared with net income of $6.4 million, or $0.09 per diluted share for the second quarter in 2001.
For the six month period in 2002, cash flow from operations was $12.2 million, compared to $10.4 million in the year ago six month period.

           Consistent with our efforts to serve our customers effectively, we take our obligation to provide timely, meaningful and clear financial information very seriously. We follow careful controls to ensure the quality and accuracy of this information.

Results of Operations for the Three Months and Six Months Ended June 30, 2002 and 2001

Revenues

           Our revenues are derived from software licenses and sales of related services, which include assistance in implementation and integration, as well as post-contract customer support, training and consulting services. Net revenues were $59.7 million and $56.0 million for the three months ended June 30, 2002 and 2001, respectively. The growth in net revenues was principally attributable to the increase in net revenues from our Java business. Our Java business grew 42% during the three months ended June 30, 2002 when compared with the three months ended June 30, 2001. The growth in our Java business was offset by a decline in our RAD business which declined 28% from a year ago. Our Enterprise business remained relatively flat during the three months ended June 30, 2002 when compared with the three months ended June 30, 2001.

           Net revenues were $116.8 million and $107.7 million for the six months ended June 30, 2002 and 2001, respectively. Our Java business grew 41% during the six months ended June 30, 2002 when compared with the six months ended June 30, 2001. The growth in our Java business was offset by a decline in our RAD and Enterprise businesses. Our RAD and Enterprise businesses decreased 9% and 13%, respectively, during the six months ended June 30, 2002 when compared with the six months ended June 30, 2001.

           While we believe there continues to be compelling opportunities to market and deploy our products, particularly our Java products, the ongoing softening of the market for IT investment, particularly for large enterprise-wide software deployments, will continue to present challenges to our efforts to sustain revenue growth, particularly with respect to our products typically deployed on a wide scale.

Licenses and Other Revenues

           Licenses and other revenues represent amounts earned from granting customers licenses to use our software products. Licenses and other revenues totaled $50.1 million for the three months ended June 30, 2002, compared to $47.5 million from the same period a year ago. Licenses and other revenues were 84% and 85% of total net revenues for the three months ended June 30, 2002 and 2001, respectively. Licenses and other revenues from our Java, RAD, and Enterprise businesses represented, 52%, 26%, and 22%, respectively, of total licenses and other revenues for the three months ended June 30, 2002. This is compared to 38%, 38%, and 24%, respectively, for the three months ended June 30, 2001. Licenses and other revenues during the three months ended June 30, 2002 were favorably affected by the release of our latest version of our Java development product, JBuilder 7, our Java studio product, Borland Enterprise Studio for Java 4 in the second quarter of 2002, and the initial release of our Java performance and testing solution, Optimizeit, during the first quarter of 2002. Licenses and other revenues from our RAD business, which includes the Borland Delphi, C++Builder and Kylix product lines, decreased 28% from the same quarter in 2001. Lower revenues in our RAD business were principally attributable to the lower revenues from our Delphi product line when compared with the year ago period in which Delphi 6 was released. Licenses and other revenues from our C++Builder product line increased during the three months ending June 30, 2002 when compared with the three month ended June 30, 2001 due to continued demand for the latest version of the product, C++Builder 6, released during the three months ended March 31, 2002. Licenses and other revenues from our Enterprise business during the three months ended June 30, 2002, including VisiBroker, Borland AppServer, Borland AppCenter, JDataStore and InterBase product lines, remained relatively flat compared to the same period a year ago.

           Licenses and other revenues totaled $97.8 million for the six months ended June 30, 2002, compared to $89.9 million from the same period a year ago. Licenses and other revenues were 84% of total net revenues for each of the six months ended June 30, 2002 and 2001. Licenses and other revenues from our Java, RAD, and Enterprise businesses represented, 48%, 29%, and 23%, respectively, of total licenses and other revenues for the six months ended June 30, 2002. This is compared to 37%, 34%, and 29%, respectively, for the six months ended June 30, 2001. Licenses and other revenues during the six months ended June 30, 2002 from our Java business were favorably affected by the release of our latest version of our Java development product, JBuilder 7, our Java studio product, Borland Enterprise Studio for Java 4 in the second quarter of 2002, and the initial release of our Java performance and testing solution, Optimizeit, during the first quarter of 2002. Lower revenues in our RAD business were principally attributable to the lower revenues from our Delphi product line during the three months ended June 30, 2002 when compared with the year ago period in which Delphi 6 was released. The decline in revenues from these RAD products were partially offset by the increase in revenues from our C++Builder product with the release of the latest version, C++Builder 6, during the quarter ended March 31, 2002. Licenses and other revenues from our Enterprise business decreased 13% in the six months ended June 30, 2002 compared to the six months ended June 30, 2001 due to lower demand from our Original Equipment Manufacturers, or OEM, customers. We believe that this behavior is due to concerns about the current economic climate, particularly in the United States. Continued concerns around the United States and world economy could continue to impact the buying patterns of our OEM customers and further negatively impact our Enterprise business.

Service Revenues

           Service revenues represent amounts earned from technical support, training and consulting services related to our software license arrangements, and accordingly, are largely dependent on the growth of our software license revenues. Service revenues increased to $9.6 million for the three months ended June 30, 2002, compared to $8.5 million for the three months ended June 30, 2001. Service revenues were 16% and 15% of total net revenues for the three months ended June 30, 2002 and 2001, respectively. Technical support revenues represented 63% and 64% of the total service revenues for the three months ended June 30, 2002 and 2001, respectively, while consulting and training revenues represented 37% and 36% of the total service revenues for the same periods, respectively. The growth of our technical support revenues is due to the increase in the number of enterprise-level support contracts and this trend is dependent on our success in licensing software to a larger number of enterprise customers. Consulting and training revenues increased due to the timing of the completion of certain consulting and training engagements and is not indicative of a trend of increasing consulting and training revenues. We believe that future growth in service revenues is dependent on the impact of the current economic climate which in turn may have an impact on our customers spending behavior. Continued concerns around the United States and world economy could impact the demand for such services. Service revenues increased to $19.0 million for the six months ended June 30, 2002, compared to $17.8 million for the six months ended June 30, 2001. Service revenues were 16% of total net revenues for each of the six months ended June 30, 2002 and 2001. Technical support revenues represented 65% and 62% of the total service revenues for the six months ended June 30, 2002 and 2001, respectively, while consulting and training revenues represented 35% and 38% of the total service revenues for the same periods, respectively. The growth of our technical support revenues is due to the increase in the number of enterprise-level support contracts and this trend is dependent on our success in licensing software to a larger number of enterprise customers. Consulting and training revenues for the six months ended June 30, 2002 remained relatively flat when compared with the same period in 2001.

International Net Revenues

           International net revenues represented 62% of our total net revenues for the three months ended June 30, 2002 compared to 57% for the three months ended June 30, 2001. The increase in the percentage of non-U.S. net revenues for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001, was principally due to the growing adoption of the Java language in Europe and the Asia/Pacific region resulting in an increase in sales of our Java development products. We expect non-U.S. revenues to continue to be a significant percentage of total net revenues in future periods.

           Fluctuations in foreign currency exchange rates did not have a material impact on our total net revenues or operating results for the three months ended June 30, 2002. However, our non-U.S. revenues would be adversely affected if the U.S. dollar were to strengthen against major foreign currencies including the Japanese Yen, United Kingdom Pound Sterling and the Euro.

The following table presents our total revenues by region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Americas	$ 26,786	$ 27,005	$ 52,586	$ 52,746
Europe, Middle East & Africa (“EMEA”)	20,934	20,308	40,993	38,513
Asia Pacific	12,002	8,699	23,220	16,449

Net revenues	$ 59,722	$ 56,012	$116,799	$107,708

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

Cost of Revenues

Cost of Licenses and Other Revenues

           Cost of licenses and other revenues consist primarily of production costs, product packaging, and royalties paid to third-party vendors. Cost of licenses and other revenues were $3.6 million and $3.5 million for the three months ended June 30, 2002 and 2001, respectively. Cost of licenses and other revenues were $7.1 million and $6.4 million for the six months ended June 30, 2002 and 2001, respectively. The increase in cost of licenses and other revenues for the three and six months ended June 30, 2002 when compared with the three and six months ended June 30, 2001 was principally due to an increase in royalty costs payable to third-party vendors. The level of royalty costs in future periods will be dependent upon our ability to obtain favorable licensing terms for our products that include third-party technology.

Cost of Service Revenues

           Cost of service revenues consists primarily of salaries and benefits, third-party contractor costs, and related expenses incurred in providing customer support, consulting and training. Cost of service revenues was $5.4 million and $6.0 million for the three months ended June 30, 2002 and 2001, respectively. Cost of technical support revenues represented 29% and 23% of the total cost of service revenues for the three months ended June 30, 2002 and 2001, respectively, while cost of consulting and training revenues represented 71% and 77% of the cost of service revenues for the same periods, respectively. Cost of service revenues was $10.4 million and $11.1 million for the six months ended June 30, 2002 and 2001, respectively. Cost of technical support revenues represented 29% and 24% of the total cost of service revenues for the six months ended June 30, 2002 and 2001, respectively, while cost of consulting and training revenues represented 71% and 76% of the cost of service revenues for the same periods, respectively. The increase in cost of technical support revenues for the three and six months ended June 30, 2002 when compared with the three and six months ended June 30, 2001 is due to additional headcount and other resources deployed to manage higher support activity. The decrease in consulting and training costs during the three and six months ended June 30, 2002 when compared with the same periods a year ago was due to a reduction in spending on outside resources with fewer consulting and training engagements. In future periods, we expect increases in our cost of service revenues only as a function of our ability to grow our service revenues.

Gross Margins

           Gross margins were 85% and 83% for the three months ended June 30, 2002 and 2001, respectively. Gross margins on licenses and other revenues were 93% for each of the three months ended June 30, 2002 and 2001. Gross margins from service revenues were 44% and 29% for the three months ended June 30, 2002 and 2001, respectively. Gross margins were 85% and 84% for the six months ended June 30, 2002 and 2001, respectively. Gross margins on licenses and other revenues were 93% for each of the six months ended June 30, 2002 and 2001. Gross margins from service revenues were 45% and 38% for the six months ended June 30, 2002 and 2001, respectively. Gross margins from service revenues for the three and six months ended June 30, 2002 when compared with the same periods in prior years increased due to an increase in our service revenues and a reduction in costs in our consulting and training organization leading to better utilization of our consulting and training resources. While we would expect our total gross margins to remain consistent with these levels, the future gross margins will be a function of our future net revenues, the level of third-party royalty-bearing technology licensed with our product offerings, our ability to control our manufacturing costs and our utilization of our professional services group.

Operating Expenses

Research and Development

           Research and development (“R&D”) expenses consist primarily of salaries and other personnel-related expenses, facilities costs and fees and expenses of third-party consultants. R&D expenses for the three months ended June 30, 2002 increased to $12.7 million from $11.2 million for the three months ended June 30, 2001. R&D expenses were 21% and 20% of revenues for the three months ended June 30, 2002 and 2001, respectively. R&D expenses for the six months ended June 30, 2002 increased to $24.7 million from $22.2 million for the six months ended June 30, 2001. R&D expenses were 21% of revenues for each of the six months ended June 30, 2002 and 2001. The increase in R&D expenses for the three and six months ended June 30, 2002 when compared with the three and six months ended June 30, 2001 was due to additional employee-related expenses with the increase in our R&D headcount. While we expect total dollars spent on R&D to increase in 2002 when compared with 2001, we expect our R&D expenses to remain relatively consistent as a percentage of net revenues.

Sales, General and Administrative

           Sales, general and administrative (“SG&A”) expenses consist primarily of salaries, benefits, sales commissions, the cost of product marketing programs, legal, facility and information system costs. SG&A expenses for the three months ended June 30, 2002 increased to $32.1 million from $30.1 million for the three months ended June 30, 2001. SG&A expenses were 54% of revenues for each of the three month periods ended June 30, 2002 and 2001. SG&A expenses for the six months ended June 30, 2002 increased to $63.1 million from $58.5 million for the six months ended June 30, 2001. SG&A expenses were 54% of revenues for each of the six months ended June 30, 2002 and 2001. The increase in SG&A expenses was principally due to increased employee costs as a result of increased headcount in our direct sales force. We expect the future expansion of our sales organization to be dependent on our ability to generate future meaningful revenue growth. To the extent net revenues from our direct sales force increase, we expect the sales commission component of SG&A expenses to proportionally increase as a result of variable compensation from our sale commission plans.

Amortization of Intangibles and Acquisition-Related Expenses

           Operating expenses during the three and six months ended June 30, 2002 include approximately $1.6 million and $3.1 million, respectively, in acquisition-related expenses associated with the acquisitions of Redline Software, Inc. (VMGear) and Bedouin Software, Inc. Operating expenses for the three and six months ended

June 30, 2001 include approximately $0.4 million and $0.8 million, respectively, in acquisition-related expenses associated with the acquisition of Bedouin Software, Inc. and Engine Informatica, LTD.

Restructuring Charges

The following table summarizes our restructuring activity for the six months ended June 30, 2002 (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2001	$ 329	$ 279	$ 293	$ 901
Additions	49	468	—	517
Cash Payments	(229)	(404)	(13)	(646)

Accrual at June 30, 2002	$ 149	$ 343	$ 280	$ 772

           During the six months ended June 30, 2002, we recorded a provision of approximately $0.5 million associated with leases in the United States and United Kingdom. During the same period, we made payments totaling approximately $0.4 million for obligations under these leases. We have recorded a restructure reserve associated with certain leases in the United Kingdom in the amount of $2.4 million as of each of June 30, 2002 and December 31, 2001. This amount represents the excess of our contractual obligation over the anticipated minimum income under the current and future sublease arrangements. Under these lease arrangements, we are obligated to pay approximately $7.8 million over the lease terms. The leases terminate at various dates beginning in 2010 and ending in 2012. We have contractual commitments from our sublease tenants to receive $0.6 million during the sublease terms which end on various dates in 2003. If our existing tenants are not able to pay the contractual amount due under the sublease arrangements or we are not able to lease the properties on favorable financial terms in the future, we will be required to take additional charges for the minimum contractual lease payments. Due to the timing of the contractual payments, this amount has been included in other long-term liabilities. Subsequent to June 30, 2002, there have not been any significant changes to our estimate of the total costs of prior restructuring activities.

Interest Income, Net and Other

           Interest income, net and other decreased from $3.2 million during the three months ended June 30, 2001 to $1.7 million during the three months ended June 30, 2002. Interest income, net and other decreased from $6.6 million during the three months ended June 30, 2001 to $3.4 million during the six months ended June 30, 2002. The decline in interest income, net and other for the three and six months ended June 30, 2002 when compared with the three and six months ended June 30, 2001 principally reflects the decrease in interest income of $1.1 million and $3.1 million, respectively, despite higher cash balances, due to a decline in prevailing interest rates. Changes in interest rates will continue to impact our interest income performance in future periods.

Income Taxes

           We recorded income tax expense of $1.5 million and $2.6 million for the three and six months ended June 30, 2002, respectively. This compares to income tax expense of $1.6 million and $3.1 million for the three and six months ended June 30, 2001, respectively. We have significant net operating loss and tax credit carryforwards principally in the U.S. and certain other non-U.S. jurisdictions in which we conduct business. These loss and credit carryforwards are used to offset our tax liability as allowed by law. In addition, we incur withholding taxes in a number of non-U.S. jurisdictions that are imposed regardless of the profitability of Borland in that jurisdiction. Based on our most recent forecasts of taxable profits, tax loss and credit carryforward utilization and non-U.S. withholding taxes, we now expect our effective tax rate for 2002 to be 22%. This is a revised percentage up from 20% based on our previous forecast of anticipated greater profits in the U.S. Similar to 2001, our expected effective tax rate for 2002 is a combination of U.S. state taxes, non-U.S. income taxes and withholding taxes. We expect our 2002 effective tax rate to increase from the rate in 2001 due to the rising relative performance of our non-U.S. operations. Our effective tax rate will continue to be dependent on the amount and location of our taxable profits, ability to utilize our net operating loss and credit carryforwards in certain jurisdictions and the amount of our non-U.S. withholding taxes.

Liquidity and Capital Resources

           As of June 30, 2002, cash, cash equivalents and short-term investments totaled $305.9 million; an increase of $11.5 million from $294.4 million at December 31, 2001. Working capital increased from $258.6 million at December 31, 2001 to $271.1 million at June 30, 2002.

           Cash provided by operating activities for the six months ended June 30, 2002 was $12.3 million, consisting of $9.3 million in net income and $3.4 million in depreciation and amortization offset by an increase in non-cash working capital of $0.5 million. Cash provided by operating activities during the six months ended June 30, 2001 was $10.4 million, consisting of $12.3 million in net income and $4.0 million in depreciation and amortization offset by an increase in non-cash working capital of $5.9 million, primarily due to an increase in our trade receivables due to growth in our business.

           Cash used in investing activities for the six months ended June 30, 2002 included $2.2 million used for the acquisition of Redline Software, Inc. during the three months ended March 31, 2002 and $2.3 million in cash used for the purchase of property and equipment. Cash used in investing activities for the six months ended June 30, 2001 included $3.3 million for the purchase of property and equipment.

           Cash provided by financing activity was $2.3 million and $5.6 million for the six months ended June 30, 2002 and 2001, respectively, and principally consisted of proceeds from the issuance of common stock to employees under our Employee Stock Option and Stock Purchase Plans of $5.7 million for both six month periods. Cash from issuance of stock for the six months ended June 30, 2002 was offset by common stock repurchased under the company’s stock buyback program of $3.4 million.

           During the six months ended June 30, 2002 and 2001, the impact of changes in foreign currency exchange rates on our non-U.S. dollar cash balances was $1.5 million and ($0.8) million, respectively. Although we partially hedge our foreign currency exchange rate risk, strengthening of the U.S. dollar against the Euro, United Kingdom Pound Sterling, Australian and Singapore dollars and Japanese Yen would harm our business. We cannot predict currency exchange rate fluctuations and there can be no assurance that foreign currency exchange rates will not have a material adverse impact on our future cash flows and operating results. See further discussion of foreign currency risk in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

           We enter into contracts from time to time, such as acquisition agreements, that have forward cash commitments due to earnouts that may form all or part of the purchase price. As of June 30, 2002, we are contractually committed to make certain cash payments under our acquisition agreements with the former shareholders of Highlander Engineering, Inc. and Redline Software, Inc. A portion of these payments are contingent upon meeting certain financial performance requirements. The contingent payments for these two transactions are not to exceed $18.0 million and will be paid, if earned, over a three-year period.

           For the remainder of 2002, we expect that operating expenses will increase slightly as a percentage of revenue when compared with 2001. We anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We expect our capital expenditures in 2002 to be greater than fiscal year 2001. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or products lines. We believe that our available cash and cash equivalents, together with our anticipated future cash provided by operating activities, will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may seek additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise the additional funds through public or private debt or equity financings. If we seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

We Disclose Pro Forma Financial Information

           We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. Our pro forma financial information excludes unusual or non-recurring events or transactions, restructuring and other charges, acquisition-related expenses, acquired in-process research and development, amortization of goodwill and purchased intangibles, or gains and losses on investments in equity securities. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Report on Form 10-K, and our quarterly earnings releases and compare the GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls, as well as in some of our other reports. Our presentation of pro forma information may not be consistent with those of other companies.

           The following table shows our pro forma results reconciled to the GAAP Condensed Consolidated Statements of Income for the three and six months ended June 30, 2002 and 2001. Our pro forma results for fiscal 2002 and fiscal 2001 exclude restructuring and other charges, acquisition-related expenses and amortization of goodwill and purchased intangibles.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

	(in thousands, except per share data)

GAAP net income	$ 4,669	$ 6,414	$ 9,266	$ 12,267
Restructuring, amortization of intangibles and acquisition-related expenses	1,564	351	3,086	763
Adjustment to provision for income taxes	(373)	(71)	(676)	(153)

Pro forma net income	$ 5,860	$ 6,694	$ 11,676	$ 12,877

Basic pro forma net income per share	$ 0.08	$ 0.10	$ 0.17	$ 0.20

Shares used in computing basic net income per share	70,406	62,577	70,224	62,405

Diluted net income per share	$ 0.08	$ 0.09	$ 0.16	$ 0.18

Shares used in computing diluted net income per share	74,632	73,879	75,304	73,070

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

           In addition, our infrastructure products, including Borland Enterprise Server, are based on Common Object Request Broker Architecture, or CORBA, in addition to EJB and J2EE. CORBA is a standard from the Object Management Group (OMG) for communicating between distributed objects (objects are self-contained software modules). CORBA provides a way to execute programs (objects) written in different programming languages running on different platforms no matter where they reside in the network. While we believe that CORBA has achieved widespread acceptance as a software-based communications interface through which objects are located and accessed, critics contend that it is a highly complex technology requiring significant investments to implement, as well as support and train users. If CORBA is displaced or its popularity diminished, our business would be negatively impacted.

If we are unable to maintain our license to Java technology, we may not be able to license our Java products to third parties, which will harm our business.

           Our Java products require proprietary technology made available by Sun Microsystems in order to operate. Pursuant to license agreements with Sun Microsystems, we license the Java 2 Platform, Standard Edition specification, the Java 2 Platform, Enterprise Edition specification and the Java 2 Platform, Micro Edition specification. The principal agreement provides for a five-year term and will terminate on December 28, 2005. While we would expect to renew this agreement, Sun is not obligated to do so. Upon expiration of this license, we will continue to have the right to distribute our software products containing the version of Java technology incorporated at the time of expiration. However, if the agreement is terminated by Sun Microsystems due to material breach of the terms of the license or upon an action for infringement of intellectual property rights relating to the Java technology by us against Sun Microsystems or any of its other licensees, we are required to return or destroy all copies of the Java technology, including derivative works. If Sun Microsystems fails to renew the license agreement or otherwise stops making this proprietary technology available on commercially reasonable terms, and we are unable to develop or otherwise identify effective alternatives to licensing this technology, our business will be harmed. Alternatively, if Sun Microsystems makes significant changes to the Java language or its proprietary technology, or fails to correct defects and limitations in these products, our ability to continue improving and shipping our products could be impaired.

The relative immaturity of Java could negatively impact our growth and operating results.

           Because Java is, in part, a relatively new programming language and still evolving in functionality, we believe that the demand for development technologies, particularly for upgrades that facilitate the tailoring of applications to the latest Java standards, is currently strong. However, should Java and Java standards stop evolving, the need for new, upgraded development technologies may weaken and our ability to sell upgrades of our Java development technologies may be impacted. Since our operating results are dependent, in part, on selling upgrades to our existing customer base, our operating results would be adversely affected. In addition, in the event that Java matures to the extent that vendors are able to have success selling broadly applicable packaged Java software without fear of obsolescence, the need for extensive in-house Java development could be curtailed. If in-house development is curtailed, the need for our development technologies will be impacted and our operating results would be adversely affected.

We are relatively new to the software application infrastructure market, and may not be able to successfully compete in that market.

           The software application infrastructure market is relatively new and evolving. While we believe we maintain strong relationships with the information technology, or IT, organizations in large enterprises through our developer network, we do not have extensive experience in this market. For example, we entered this market for the first time as the result of our acquisition of Visigenic in 1997 and are now marketing comprehensive implementation solutions to enterprises including development and infrastructure products. There can be no assurance that the software application infrastructure market will grow or that we will be able to compete successfully in it. To compete successfully in the software application infrastructure market we believe we will need to:

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

           We need to extensively train and motivate our sales personnel, invest additional resources in our sales efforts and effectively educate our authorized resellers. Our software products and services require a sophisticated sales effort, including efforts targeted at the senior management and information technology departments of our prospective customers. In addition, we believe our products, including both our development and application infrastructure products, compare well against our competition’s products on the basis of our products’ technical and performance benefits, increasing our particular need to have well trained, technically savvy sales personnel in order to communicate these advantages to prospective customers. We have made significant investments in training our direct sales force and implemented new sales compensation programs for 2002 in an effort to improve and motivate our sales force and increase sales. There can be no assurance, however, that these programs will be successful in achieving this result in the long term, and such changes and additional investments could significantly increase our sales-related expenses and negatively impact operating results.

Our increasing focus on enterprise customers may increase fluctuations in our financial results.

           As we increasingly seek to license software products directly to our customers, particularly large enterprises, we have experienced sales cycles that are substantially more lengthy and uncertain than those associated with our traditional business of licensing software through indirect and retail channels. We believe that a significant percentage of our future revenue will be from enterprise customers. These transactions typically contain multiple elements, including licenses for development and deployment products, technical support, maintenance, consulting and training services. As a result, these customers generally commit significant time and resources to evaluating our software, and they require us to expend substantial time, effort and money in establishing the enterprise relationship and in educating them about our software products and solutions, which can sometimes result in lower operating margins. Also, sales to these types of customers generally require an extensive sales effort throughout the customer’s organization and often require final approval by the customer’s Chief Information Officer or other senior “C”-level employee. In particular, while our strategy includes leveraging the loyalty of our developer network to sell our software application infrastructure products within their enterprises, we believe that purchase decisions on software application infrastructure technology often involve more senior level employees than sales of development products. All of these factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made in any particular quarter, or at all. We have experienced and expect to continue to experience delays and uncertainty in the sales cycle as well as increased up-front expenses in connection with enterprise sales. The timing of the execution of enterprise volume licenses, or their nonrenewal or reregistration by large customers, could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations. In addition, the continued weakness in the market for IT investment, particularly for wide-scale enterprise-wide deployments, has lengthened, and may continue to lengthen our sales cycle, as prospective customers defer significant investments in IT infrastructure until the market for IT investment improves.

Our international operations and sales could be harmed by factors outside our control.

           A substantial portion of our revenue is from international sales. International sales accounted for approximately 62% of our revenues in the three months ended June 30, 2002. Given our focus on international markets and the market potential for our products in such markets, we anticipate increased international sales going forward. However, there are inherent risks in doing business internationally, including:

the difficulty of staffing and managing an organization spread over various countries and continents;
potentially reduced or less certain protection for intellectual property rights than is available under the laws of the United States;
seasonal reductions in business activity during the summer months in Europe and other parts of the world;
shipping delays of new product releases;
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

           We are investing time and resources in developing products, such as Kylix, for the Linux operating system. Linux is a relatively new operating system that runs on a variety of hardware platforms. Linux has yet to be adopted on a widespread basis, though major hardware vendors like IBM and Sun Microsystems are supporting it. If Linux is not adopted, or is adopted more slowly than we anticipate, our investments in Linux- compatible products may not generate their anticipated return.

The success of our Web Services enabled products is dependent upon the adoption of Web Services.

           We have recently enhanced our existing products with Web Services capabilities, including providing for the development of Web Services-enabled components and the integration of Web Services-enabled components. We believe that the popularity of using and making available Web Services for software development could be substantial. However, the Web Services-based development market is young and only now emerging, and we cannot predict whether this market will develop as we anticipate or if at all. If the market does not develop as we anticipate, our growth may not be as strong as we expect. In particular, we are anticipating a significant market opportunity to bridge the Microsoft .NET and Java platforms through Web Services. If the Web Services market does not develop as we anticipate or if one of these platforms achieves significantly greater market acceptance than the other, the opportunity to bridge the two platforms through Web Services may not be as significant as we expect and we will not be able to benefit from this opportunity through our development and deployment products. Alternatively, if we are unable to enhance our products to remain current with technological advances in the respective platforms, we will not be in a position to capitalize on this cross-platform Web Services opportunity.

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

           With respect to our JBuilder product, we compete primarily with the Java IDEs offered by IBM, IntelliJ, Sun Microsystems, Oracle and WebGain. With respect to our integrated Java performance assurance tools such as Optimizeit, we compete with Rational Software and Sitraka. With respect to our Delphi and C++Builder products, we compete primarily with Microsoft. With respect to our TeamSource DSP service, our potential competitors may include Merant, Microsoft, Oracle and Rational Software. With respect to our Borland Enterprise Server, AppServer Edition, we compete primarily with BEA and IBM. With respect to our Borland Enterprise Server, VisiBroker Edition and our VisiBroker middleware product, we compete primarily with Iona. With respect to Borland Enterprise Server, Web Edition, we compete primarily with Microsoft. At this time we have no significant competitors to our Borland AppCenter and Kylix products. In the markets for our development products, we also compete with platform vendors such as Microsoft, Sun Microsystems, Hewlett-Packard, IBM, Red Hat and Apple Computer.

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

           Because there are relatively low barriers to entry in a number of our markets, we also can expect additional new competition from other established and emerging companies. Increased competition in our markets, including from companies with substantial resources, could result in price reductions, fewer customer orders, reduced gross margins and loss of market share. Any one of these results could adversely affect our business. For example, given the growth and adoption of Java, we are observing increased attention on the market for Java development technologies, and expect additional new entrants. Certain vendors, for example, which have previously not focused significant resources on the Java development market, have altered their product strategies to incorporate Java development offerings. Similarly, the market for development technologies to enable Web Services is receiving increased attention. Because we are dependent on the market for Java development for a substantial portion of our revenue, going forward, increased competition in this market could damage our competitive position and significantly affect our operating results.

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

           We currently maintain a number of important strategic alliances and technology partnerships with industry leaders such as Microsoft, Sun Microsystems and Nokia. Our current technology partners give us, among other things, early access to emerging technologies, additional resources to market our products, as well as an entry point to meet potential customers. Our relationships with systems integrators and resellers also provide additional expertise to our customers and bolster our service capabilities, among other things. In the future, we anticipate exploring additional strategic alliances, technology partnerships and other arrangements designed to further all of these goals. Our current or prospective strategic alliances and technology partnerships may not achieve their intended objectives however, and parties to our strategic alliances and technology partnerships may not perform as contemplated. Additionally, our partners may choose to terminate their arrangements with us where no binding contractual arrangements exist. Under our relationship with Nokia, for instance, Nokia is currently recommending JBuilder as its preferred IDE for Java development to its customers and/or vendors of ancillary products. This arrangement is not binding however, and Nokia may choose not to recommend JBuilder at some future date or to recommend a competitor’s products. The failure to develop or maintain our strategic alliances and technology partnerships, or our partners’inability to perform or decision not to perform or to opt out of their arrangements with us, may impede our ability to introduce new products or enter new markets. As a result, our operating results could be materially affected.

If the wireless and mobile application market does not develop as anticipated our growth may be negatively impacted.

           We have recently introduced new Java-based products targeted for development applications for mobile and wireless devices, including JBuilder MobileSet and JDataStore 6. We have also entered into strategic relationships or technology partnerships with wireless device manufacturers, including Nokia, in order to enhance our position in this market. If the market for mobile and wireless applications does not develop as we anticipate or as quickly as we anticipate, the demand for our wireless products will be adversely impacted. The failure of the wireless market to develop as we expect, or our failure to penetrate this market, will impede our anticipated sales growth and could result in substantially reduced earnings from those we anticipate.

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

  the rate of build-out of and upgrades to existing wireless networks, including, but not limited to: availability of rights to cell and switch sites as well as zoning variances and other approvals for network construction; completion of cell site design, frequency planning and network optimization; completion of fixed network implementation; expansion of customer care, network management and billing systems; and vendor equipment availability;

availability of additional spectrum capacity to enable service providers to expand existing wireless data services and develop third generation services; and
health issues, including as they relate to radio frequency emissions or the use of devices while driving automobiles, and potential legal restrictions and/or litigation in conjunction therewith.

If our products for the wireless or mobile market are not widely accepted our growth may be negatively impacted.

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

  increasing proliferation of mobile or wireless devices with varying technical specifications and form factors, and our corresponding ability to develop products capable of facilitating development and deployment to the range of devices with such varying requirements;

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

Because competition for qualified personnel is intense, we may not be able to recruit or retain qualified personnel, which could negatively impact the development and licensing of our products.

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

           Our customers use a wide variety of constantly changing hardware, software and operating platforms. We invest and will continue to invest a significant amount to develop products for new or emerging software and hardware platforms in the server, desktop, personal digital assistant, mobile, wireless and other environments that may develop from time to time. However, there is a risk that a new hardware or software platform that we do not provide products for could rapidly grow in popularity. In particular, we believe that this risk is substantial with regard to particular proprietary platforms and languages for which we may not be given preferential access or access at all. As a result, we may not be in position to develop products for such platforms or may be late in doing so. If we fail to introduce new products that address the needs of emerging market segments, or if our new products do not achieve market acceptance as a result of delays in development or other factors, our future growth and profitability could suffer. In addition, we may incur significant expenditures to develop products for emerging platforms that do not ultimately become large or profitable market segments.

           For example, Microsoft has introduced a new operating environment for Web-based applications called Microsoft .NET. While we are releasing development products that support the .NET environment, our business would be harmed if we are unable to develop an effective development product for the .NET environment that addresses the needs of our customers, or if our competitors, particularly Microsoft, develop such products more effectively than we do. Similarly, if certain emerging programming languages, such as Microsoft’s C#, gain significantly in popularity and we do not offer a development technology to facilitate development in such languages, our competitiveness could be diminished and our results adversely impacted. An alternative to Java, C# is an object-oriented programming language that was recently introduced by Microsoft and is based on C++.

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

           We are dependent on licenses from third-party suppliers for some elements of our products such as various file libraries. In particular, we are dependent on technology licenses from Sun Microsystems with respect to our Java products and we are dependent on licenses from Microsoft with respect to our Delphi and C++Builder products. If any of these licenses were terminated or were not renewed, or if these third parties failed to develop new technology products or failed to notify us in a timely manner of any new or updated technology, we might not be able to ship such products or provide support for such products, including upgrades. We would then have to seek an alternative to the third party’s technology and, in some cases, it is possible that an alternative may not exist. This could result in delays in releasing and/or shipping our products, increased costs or reduced functionality of our products which in turn could have a material and adverse effect on our business, operating results and financial condition.

Open source technologies lower the barrier to entry in our markets and have the potential to harm our ability to sell our products and services on profitable terms.

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

           Our historical financial information relating to a number of our development technologies is based on sales of software designed to develop applications for legacy platforms (e.g., Windows and C++) as well as traditional computer hardware platforms (e.g., mainframes, work stations, applications servers, desktop personal computers, notebook computers, etc.). While we continue to enhance the functionality of these products and expect sales of these technologies to continue to generate a significant percentage of our revenue, we expect to derive an increasing percentage of our revenue from sales of our development technologies for emerging platforms such as Java and .NET, as well as emerging hardware platforms such as wireless and mobile computing devices. Relative to our traditional business, we do not have a lengthy operating history in these markets upon which to evaluate our prospects, which may make it difficult to predict our actual results in future periods. Accordingly, actual results of our future operations may differ materially from our anticipated results.

The customers for our application infrastructure products are, and we expect our customers will continue to be, highly concentrated in a small number of vertical markets, so a continued economic downturn in these markets would significantly harm our revenues.

           A large portion of our revenue with respect to our application infrastructure products is derived from customers in a small number of vertical markets such as the technology, telecommunications and financial markets. While we believe that customers in these markets are attracted to the performance advantages of our products, continuation or deepening of the current economic downturn in any of these markets could have a significant impact on our revenues with respect to our application infrastructure products. Our infrastructure business was adversely affected in 2001 and in the first half of 2002 by the economic downturn in these markets, particularly the telecommunications market. Our failure to broaden our base of customers outside these vertical markets would reduce our future revenues with respect to our application infrastructure products if the extended downturn in our targeted vertical markets continues.

If we cannot increase market awareness of our products and services our business could be harmed.

           We continue to expand our marketing operations to increase market awareness of our products and services, enhance the goodwill associated with the “Borland” brand, market our products and services to a greater number of customers and generate increased revenue. Our products and services increasingly require strong marketing efforts to address the various departments of an enterprise, as well as the developer community at large, and our inability to effectively market our products could impede our ability to compete effectively. In addition, the need to engage in these marketing efforts could result in a significant increase in our operating expenses.

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

           A significant portion of our customers, particularly enterprise-level customers, place orders toward the end of a given quarter. Revenue may also fluctuate based on our customers’ fiscal year budgeting cycles. Therefore, revenues may be difficult to predict, and any revenue shortfall for a quarterly period may not be known until late in the quarter. Additionally, our costs are based on projected revenues and are relatively fixed in the short term. Therefore, if our revenue levels fall below projections, net income may be significantly reduced, and, accordingly, we may experience a loss. As a result, we believe that quarterly revenues and operating results will continue to be difficult to forecast and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of trends or our future performance.

We depend on a small number of distributors like Ingram Micro for a significant portion of our revenue; if we lose one or any of our major distributors our revenue could suffer.

           Ingram Micro, one of our major distributors, accounted for approximately 13% and 12% of our total revenue for the three and six months ended June 30, 2002, respectively. Ingram Micro accounted for approximately 13% of our total revenue during the year ended December 31, 2001 and 12% of total revenue during the year ended December 31, 2000. We expect that Ingram Micro will continue to be a significant distributor and a small number of distributors will continue to account for a significant portion of our revenue for the foreseeable future. Our inability to increase the number of our distributors or the loss of any one major distributor like Ingram Micro could limit our ability to maintain or increase our market share, or could cause our revenue to drop quickly and unexpectedly.

Because we rely on independent software vendors, value-added resellers, system integrators and other channel partners to compliment our direct sales, if we cease doing business with one or more of these parties, our revenue could suffer.

           We rely on independent software vendors, value-added resellers, systems integrators and other channel partners to compliment our direct sales. A part of our strategy is also to bundle our software in the products offered by value-added resellers, or VARs, or independent software vendors, or ISVs. The pricing, terms and conditions of our agreements with these partners are individually negotiated and vary among partners. A majority of these agreements are non-exclusive. Many of our agreements do not require our customers to make a minimum number of purchases. We have virtually no control over the shipping dates or volumes of systems shipped by our customers. Although we believe our relationships with our channel partners have been successful to date, we cannot guarantee that these relationships will continue to be successful or to grow or that the channel partners will continue to purchase our products in the future. If we do not continue to get referrals from third parties or if we are unable to secure license agreements with these parties on profitable terms, our business may suffer.

We are dependent upon certain retail distribution channels.

           A portion of our sales are made through retail distribution channels, which are subject to events that cause unpredictability in customer demand. Our retail distributors also carry the products of our competitors. Some of our retail distributors have limited shelf space and limited capital to invest in inventory. Their decision to purchase our products is based on a combination of demand for our products, our pricing, the terms and special promotions we offer and other factors that we do not control and cannot predict. Our agreements with retail distributors are generally nonexclusive and may be terminated by them or us without cause. Accordingly, there can be no assurance that our distributors will continue to carry our products.

Failure to expand or grow our professional services offerings and enlist others to provide services for our products could harm our business and results of operations.

           We believe that growth in our license revenue will depend on our ability to provide our customers with comprehensive professional services and to enlist other parties to provide similar services, including independent software vendors, systems integrators, distributors and other channel partners. These professional services include maintenance, architectural consulting, training, education and project management. If we fail to attract, train and retain skilled personnel to deliver professional services, our business and operating results could be seriously harmed. We expect a modest increase in the number of our professional services personnel to meet these needs over the remainder of 2002. However, competition for qualified professional services personnel is intense, and we may be unable to attract, train and retain the number of highly qualified professional services personnel that we need.

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

successfully hire, train, retain and motivate our employees;
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

           Like the publicly-traded securities of other high technology companies, the market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. During the period from June 30, 2001 to June 30, 2002, the price of our common stock has ranged from a low of $6.75 on September 27, 2001 to a high of $18.40 on January 11, 2002. On August 13, 2002, the most recent practicable date prior to the filing of this Form 10-Q, the closing price of a share of our common stock on The Nasdaq Stock Market was $9.17. From time to time, the market price of our common stock may be significantly affected by a number of factors, including, but not limited to, the following:

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
a decision by a research analyst to initiate or drop coverage on our stock or upgrade or downgrade our stock;
speculation by the press, product analysts or research analysts about us and our products, revenues and/or earnings including the growth rate of each;
the trading volume in our stock;
stock sales from time to time by our executive officers and members of our board of directors;
actual or anticipated changes in interest rates; and
general market conditions or market conditions specific to the software industry.

Sales of our common stock by significant stockholders may cause the price of our common stock to decrease.

           Several outside investors in Borland own significant portions of our common stock though, to our knowledge, based on Schedule 13G filings made with the SEC, none individually own in excess of 8% of our common stock, as of August 7, 2002, the most recent practicable date prior to the filing of this Form 10-Q. If these stockholders were to sell significant amounts of their Borland stock, then the market price of our stock could be negatively impacted. Moreover, because of current levels of liquidity in our stock, the effect of such sales, or of significant portions of our stock being offered or made available for sale, could result in particularly strong downward pressure on our stock. Investors should be aware that they could experience significant short-term volatility in our stock if such stockholders decide to sell a substantial amount of their Borland stock at once or within a short period of time.

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

           As a software company, our intellectual property rights are among our most valuable assets. We rely on a combination of patent, copyright, trademark, trade secret laws, domain name registrations, confidentiality agreements and other contractual arrangements, and methods to protect our intellectual property rights, but these measures may provide only limited protection. The protective steps we have taken may be inadequate to deter misappropriations of our intellectual property rights. In addition, it may be possible for an unauthorized third party to reverse-engineer or decompile our software products. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights, particularly in certain international markets. Litigation may be necessary to protect our intellectual property rights, and such litigation can be time consuming and expensive. We have 98 issued U.S. patents, 10 issued foreign patents and additional pending applications for U.S. and foreign patents. It is possible that some or all of our patents may be challenged, invalidated or circumvented. It is also possible that our pending patent applications may never result in issued patents, and if they do result in issued patents, those patents may be invalidated. In addition, effective protection of intellectual property rights is unavailable or limited in some foreign countries, making the possibility of misappropriation of our intellectual property more likely. Current laws in the United States that prohibit copying give us only limited practical protection from software “pirates,” and the laws of many other countries provide very little protection. Policing unauthorized use of our products is difficult, expensive and time consuming and we expect that software piracy will be a persistent problem for our software products. In addition, the unique technology of the Internet may tend to increase, and provide new methods for, illegal copying. Accordingly, we cannot be certain that we will be able to protect our intellectual property rights against unauthorized third-party copying or use. This could materially and adversely affect our competitive position.

We may incur substantial expenses and divert management resources in prosecuting others for their unauthorized use of our intellectual property rights.

           In the future, we may need to file lawsuits to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on our business, financial condition and results of operations. In addition, should any of our competitors file patent applications or obtain patents that claim inventions also claimed by us, we may choose to participate in an interference proceeding to determine the right to a patent for these inventions. Even if the outcome is favorable, this proceeding could result in substantial cost to us and disrupt our business.

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

Foreign Currency Risk

           We transact business in various foreign countries and have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge intercompany balances and other monetary assets and liabilities denominated in currencies other than the functional currency of the reporting entity. The goal of the hedging program is to offset the earnings impact of foreign denominated balances. We do not use foreign currency forward exchange contracts for trading purposes. At month-end, foreign denominated balances and the forward exchange contracts are marked-to-market and unrealized gains and losses are included in current period net income. Unrealized gains and losses on long term foreign denominated intercompany balances are reported as part of cumulative other comprehensive income.

           During the three months and six months ended June 30, 2002, we have recorded net foreign exchange losses of $0.7 million and $1.0 million, respectively. The foreign exchange losses were generated primarily due to the weakness of the dollar relative to the Euro and the strength of the dollar against the Brazilian Real. It is uncertain whether these currency trends will continue. If these currency trends continue, we will continue to experience foreign exchange losses on our intercompany receivables and trade receivables and payables denominated in currency other than the functional currency of the reporting entity to the extent that we have not hedged the exposure with foreign currency forward exchange contracts. Such foreign exchange losses could have a material adverse effect on our operating results and cash flows.

           During the three months and six months ended June 30, 2002, we recorded a foreign currency gain of approximately $0.3 million and $0.7 million, respectively, as part of other comprehensive income due to foreign currency movements on our long-term intercompany balances. As of June 30, 2002, we had $9.0 million, $2.9 million and $1.8 million in long-term intercompany balances that will be denominated in Australian dollars, Singapore dollars and Brazilian Real, respectively.

           The table below provides information about our derivative financial instruments, comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates and the estimated fair value as of June 30, 2002. All instruments mature within twelve months (dollar amounts in thousands).

	Notional Amount	Average Contract Rate	June 30, 2002 Net Fair Value
Foreign currency forward exchange contracts:
Euro	4,126	0.9824	(38)
Australian Dollar	2,522	0.5604	(14)
New Zealand Dollar	828	0.4873	—
Singapore Dollar	4,808	0.5656	(1)
Korean Won	1,856	0.0008	(14)
Hong Kong Dollar	6,540	0.1282	1
New Taiwan Dollar	864	0.0298	(4)
Indian Rupee	558	0.0203	(5)

Total	22,102		(75)

Interest Rate Risk

           Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our cash equivalents and short-term investments in a variety of financial instruments such as commercial paper. By corporate policy, we limit the amount of our credit exposure to $10.0 million to any one commercial issuer.

           We mitigate default risk by investing in securities rated of at least A2/P2 as published by Standard and Poors and Moodys and by constantly positioning our portfolio to respond appropriately to a significant changes in the credit rating of any investment issuer. Our portfolio includes only marketable securities with active secondary and resale markets to ensure portfolio liquidity.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio (dollar amounts in thousands).

	2002	2003	2004	2005	2006	There- after	Total
	(in thousands)
Cash equivalents
Fixed rate	$244,537	—	—	—	—	—	$244,537
Average interest rate	1.94%	—	—	—	—	—	1.94%
Short-term investments
Fixed rate	$17,483	$ 43,833	—	—	—	—	$61,316
Average interest rate	2.27%	2.64%	—	—	—	—	2.54%

Credit Risks

           Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. Our cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At June 30, 2002, one customer, a U.S. based distributor, accounted for approximately 10% of total accounts receivable. As of June 30, 2002, no other group or single customer represents greater than 10% of total accounts receivable.

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

           Under the terms of a settlement agreement dated as of July 17, 2002, WebGain, Inc. agreed to dismiss its suit against Borland which had sought a ruling from the Court that their Visual Café and Structure Builder products did not infringe six Borland patents and which sought to invalidate such patents. As a part of the settlement, we have agreed to dismiss our counterclaim against WebGain, which alleged that WebGain’s Visual Café and Structure Builder products infringed seven Borland patents. While both dismissals were without prejudice, each of the parties agreed that, prior to July 1, 2006, it will not initiate any legal proceedings against the other relating to the infringement, validity or enforceability of the seven patents in dispute. This non-assertion covenant terminates prior to July 1, 2006 if a number of events occur including, without limitation, a change in control of WebGain. Pursuant to the settlement agreement, neither party will receive any damages or reimbursement of costs or fees from the other.

Item 2. Changes in Securities and Use of Proceeds

           In 1999, we sold an aggregate of 625 shares of Series C Convertible Preferred Stock (“Series C Stock”) to Microsoft Corporation for $25 million, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to an exemption under Section 4(2) of the Act. Each share of Series C Stock was convertible, at the option of the holder, into fully paid and non-assessable shares of our common stock base upon a fixed conversion ratio. Prior to June 30, 2002, 510 shares of Series C Stock were converted into 5,483,871 shares of our common stock. On July 9, 2002, the remaining 115 shares of Series C Stock were converted into 1,236,559 shares of our common stock. The issuance of the common stock upon conversion of the Series C Stock was exempt from the registration requirements of the Act pursuant to an exemption under Section 3(a)(9) of the Act.

Item 4. Submission of Matters to a Vote of Security Holders

        At the annual meeting of Borland stockholders held on May 16, 2002 at our corporate headquarters located at 100 Enterprise Way, Scotts Valley, California (the “Annual Meeting”) the following matters were voted upon:

1) The following individuals were elected to serve as Class I directors on our Board of Directors for a term of three years:

Nominee:	For	Withheld

Robert H. Kohn	55,588,509	6,225,569
Robert Dickerson	55,626,852	6,187,226

The following individual was elected to serve as Class III director on our Board of Directors for a term of two years:

Nominee:	For	Withheld

Laura S. Unger	55,502,044	6,312,034

The following additional proposals were considered at the Annual Meeting and were approved by the vote of the stockholders, in accordance with the tabulation shown below.

2) Approval of our 2002 Stock Incentive Plan.

For	Against	Abstain

38,147,354	23,471,343	195,381

3) Approval of an amendment to our 1999 Employee Stock Purchase Plan to authorize the issuance of an additional 900,000 shares of common stock.

For	Against	Abstain

58,554,238	3,140,923	118,917

4) Ratified the selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2002.

For	Against	Abstain

61,414,345	323,257	76,476

There were no broker non-votes at the Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Bylaws of Borland Software Corporation.*
99.1	Statement Under Oath of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation, Regarding Facts and Circumstances Relating to Exchange Act Filings.*
99.2	Statement Under Oath of Frederick A. Ball, Chief Financial Officer of Borland Software Corporation, Regarding Facts and Circumstances Relating to Exchange Act Filings.*

*	Filed herewith.

            A copy of any exhibit referenced above will be furnished (at a reasonable cost) to any stockholder of Borland upon receipt of a written request. Such request should be sent to Borland Software Corporation, 100 Enterprise Way, Scotts Valley, California 95066-3249, Attention: Lynne Farris, Director of Investor Relations.

B. Reports on Form 8-K

During the quarter ended June 30, 2002, Borland filed the following Current Report on Form 8-K with the Securities and Exchange Commission:

Form 8-K filed on May 29, 2002 announcing that Borland had acquired substantially all of the assets of Highlander Engineering, Inc., a Florida corporation, pursuant to an Asset Purchase Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BORLAND SOFTWARE CORPORATION (Registrant)

Date: August 14, 2002

/ s / Frederick A. Ball

Frederick A. Ball Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)