Form 10-Q
period 2002-09-30
BORLAND SOFTWARE CORP
filed 2002-11-14
CIK 853273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

        The number of shares of common stock outstanding as of October 31, 2002, the most recent practicable date prior to the filing of this report, was 71,289,373.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 202,038	$ 280,467
Short-term investments	107,296	13,903
Accounts receivable, net	37,295	38,405
Other current assets	15,586	14,348

Total current assets	362,215	347,123

Property and equipment, net	17,480	18,994
Other non-current assets	10,739	9,706

Total Assets	$ 390,434	$ 375,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 48,557	$ 47,079
Income taxes payable	5,909	8,915
Deferred revenue	25,782	23,859
Other	9,114	8,716

Total current liabilities	89,362	88,569

Long-term liabilities	10,361	10,469

	99,723	99,038

Stockholders’ equity:
Preferred stock: $.01 par value; 1,000,000 shares authorized;
None and 285 shares issued and outstanding	—	—
Common stock: $.01 par value; 200,000,000 shares authorized;
71,240,639 and 68,028,526 shares issued and outstanding	712	680
Additional paid-in capital	494,759	488,744
Accumulated deficit	(172,787)	(187,012)
Deferred compensation	(774)	(1,123)
Cumulative other comprehensive income	4,335	3,687

Less common stock in treasury, at cost
5,657,600 and 4,835,900 shares	(35,534)	(28,191)

	290,711	276,785

Total Liabilities and Stockholders’ Equity	$ 390,434	$ 375,823

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Licenses and other revenues	$ 50,295	$ 46,985	$148,058	$136,931
Service revenues	10,425	8,048	29,461	25,810

Net revenues	60,720	55,033	177,519	162,741

Cost of licenses and other revenues	4,241	3,434	11,318	9,874
Cost of service revenues	5,173	5,576	15,563	16,627

Cost of revenues	9,414	9,010	26,881	26,501

Gross profit	51,306	46,023	150,638	136,240

Research and development	12,732	12,091	37,392	34,327
Sales, general and administrative	32,713	30,617	95,848	89,078
Amortization of intangibles and acquisition-related expenses	1,386	220	4,472	983

Total operating expenses	46,831	42,928	137,712	124,388

Operating income	4,475	3,095	12,926	11,852
Interest income, net and other	1,884	2,782	5,314	9,389

Income before income taxes	6,359	5,877	18,240	21,241
Income tax provision	1,400	1,204	4,015	4,302

Net income	$ 4,959	$ 4,673	$ 14,225	$ 16,939

Net income per share:
Basic	$ 0.07	$ 0.07	$ 0.20	$ 0.26

Diluted	$ 0.07	$ 0.06	$ 0.19	$ 0.23

Weighted average number of common shares outstanding:
Basic	71,180	65,233	71,295	64,563

Diluted	73,462	75,093	74,646	73,715

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In Thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net income	$ 4,959	$ 4,673	$ 14,225	$ 16,939
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,223)	707	881	(871)
Fair market value adjustment
for available-for-sale securities	—	56	(233)	202

Other comprehensive income	$ 3,736	$ 5,436	$ 14,873	$ 16,270

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 14,225	$ 16,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,188	5,752
Gain on sale of long-term investment	—	(383)
Loss on sale of property and equipment	60	15
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	3,483	(192)
Other assets	(347)	1,202
Accounts payable and accrued expenses	634	(269)
Income taxes payable	(3,081)	3,355
Deferred revenues	852	1,593
Other	(263)	(1,914)

Cash provided by operating activities	20,751	26,098

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,727)	(4,410)
Acquisition of Redline Software, Inc. (VMGear)	(2,193)	—
Sale of long-term investment	—	383
Purchases of short-term investments	(136,902)	(18,109)
Sales and maturities of short-term investments	43,509	53,127

Cash provided by (used in) investing activities	(98,313)	30,991

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	6,047	8,877
Repurchase of common stock	(7,343)	(2,986)
Repayment of long-term debt	—	(8,764)

Cash used in financing activities	(1,296)	(2,873)

Effect of exchange rate changes on cash	429	(1,147)

Net change in cash and cash equivalents	(78,429)	53,069
Cash and cash equivalents at beginning of period	280,467	216,634

Cash and cash equivalents at end of period	$ 202,038	$ 269,703

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1—BASIS OF PRESENTATION

           The accompanying Borland Software Corporation (“Borland”) condensed consolidated financial statements at September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and September 30, 2001 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by generally accepted accounting principles for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Borland’s financial position at September 30, 2002 and December 31, 2001; its results of operations for the three and nine months ended September 30, 2002 and September 30, 2001; and its cash flows for the nine months ended September 30, 2002 and September 30, 2001. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for our full fiscal year. The condensed consolidated financial statements and notes should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 as filed with the United States Securities and Exchange Commission (the “SEC”) on March 29, 2002.

NOTE 2—NET INCOME PER SHARE

           We compute net income per share in accordance with Statement of Financial Accounting Standards “Earnings per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potentially diluted shares outstanding during the period. Potentially diluted shares, which consist of incremental shares issuable upon exercise of stock options and warrants and upon conversion of the issued and outstanding shares of Series C Convertible Preferred Stock (all of which have been converted), are included in diluted net income per share to the extent such shares are dilutive. (See Note 7 for conversion of Series C Convertible Preferred Stock.)

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Numerator:
Net income before accretion charges	$ 4,959	$ 4,673	$ 14,225	$ 16,939
Accretion charges to preferred stock	—	—	—	397

Income available to common stockholders
for basic earnings per share	$ 4,959	$ 4,673	$ 14,225	$ 16,542

Denominator:
Denominator for basic income per share –
weighted average shares	71,180	65,233	71,295	64,563
Effect of dilutive securities	2,282	9,860	3,351	9,152

Denominator for dilutive income per share	73,462	75,093	74,646	73,715

Net income per share – basic	$ 0.07	$ 0.07	$ 0.20	$ 0.26

Net income per share – diluted	$ 0.07	$ 0.06	$ 0.19	$ 0.23

NOTE 3—RESTRUCTURING

The following table summarizes costs incurred during the nine months ended September 30, 2002 associated with prior period restructuring activities (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2001	$ 329	$ 279	$ 293	$ 901
Cash payments	(229)	(559)	—	(788)
Additions	49	489	(121)	417

Accrual at September 30, 2002	$ 149	$ 209	$ 172	$ 530

           During the nine months ended September 30, 2002, we recorded a provision of approximately $0.5 million associated with leases in the United States and United Kingdom. During the same period, we made payments totaling approximately $0.6 million for obligations under these leases. We have recorded a restructuring reserve associated with certain leases in the United Kingdom in the amount of $2.4 million as of September 30, 2002 and December 31, 2001. This amount represents the excess of our contractual obligation over the anticipated income under the current and future sublease arrangements. Under these lease arrangements, we are obligated to pay approximately $7.4 million over the lease terms. The leases terminate at various dates beginning in 2010 and ending in 2012. We have contractual commitments from our sublease tenants to receive $0.5 million during the sublease terms which end on various dates in 2003. If our existing tenants are not able to pay the contractual amount due under the sublease arrangements or we are not able to lease the properties on favorable financial terms in the future, we will be required to take additional charges for the minimum contractual lease payments. Due to the timing of the contractual payments, this amount has been included in other long-term liabilities. Subsequent to September 30, 2002, there have not been any significant changes to our estimate of the total costs of prior restructuring activities.

NOTE 4—PRESENTATION OF OPERATING EXPENSES

           To provide presentation consistent with the current year, research and development expenses for the three and nine months ended September 30, 2001 in the amount of $0.2 million and $0.7 million, respectively, have been shown separately within the caption “Amortization of Intangibles and Acquisition-Related Expenses.” These acquisition-related expenses are associated with the acquisition of Bedouin Software, Inc. Selling, general and administrative expenses for the nine months ended September 30, 2001 in the amount of $0.3 million have been shown separately within the caption “Amortization of Intangibles and Acquisition-Related Expenses.” These acquisition-related expenses are associated with the acquisition of Engine Informatica, LTD.

NOTE 5—REPURCHASE OF COMMON STOCK

           On September 17, 2001, our Board of Directors authorized the repurchase of up to $30 million of our outstanding common stock. During the three months ended September 30, 2002, we repurchased 462,000 shares of common stock for an average price of $8.45 per share for total consideration of $3.9 million. For the nine months ended September 30, 2002 we have repurchased 821,700 shares of common stock for an average price of $8.94 per share for a total consideration of $7.3 million. The shares repurchased during the three and nine months ended September 30, 2002 were placed in treasury.

NOTE 6—ACQUISITIONS

Highlander Engineering, Inc.

           On May 23, 2002, we acquired certain assets of privately-held Highlander Engineering, Inc., a provider of software solutions for the embedded systems market. The assets were acquired in exchange for cash earnout commitments not to exceed $2.0 million over a two-year period contingent upon the financial performance of acquired software products and services. We do not expect this acquisition to have a material impact on revenues or net income for 2002.

Redline Software, Inc. (VMGear)

           On January 18, 2002, we completed our acquisition of Redline Software, Inc. (“Redline”), a provider of performance assurance and testing solutions for Java developers. The transaction was accounted for as a purchase. Total fixed consideration of $2.0 million was paid upon the close of the transaction and acquisition-related costs were $0.2 million. The contingent consideration includes retention payments of $6.0 million to be earned through the continued employment of certain individuals and additional earnout payments of up to $10 million contingent upon future revenues derived from the sale of Redline products and the retention of certain employees of Redline. Contingent consideration, if any, will be earned and paid over a three-year period. We recorded goodwill for the excess of the purchase price over the net assets acquired of $1.6 million and $0.6 million for acquired technology. Acquired technology will be amortized over the estimated useful life of 18 months. In accordance with the provision of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“SFAS 142”), we did not amortize the excess of the purchase price over net assets acquired during the three months ended September 30, 2002. The contingent consideration will be expensed when it is deemed probable that such payments will be made.

           SFAS 142 requires disclosure of what reported net income would have been in all periods presented exclusive of amortization expense recognized in those periods related to goodwill, intangible assets that are no longer being amortized, any deferred credit related to an excess over cost, equity method goodwill, and changes in amortization periods for intangible assets that will continue to be amortized. We have considered such requirements and have determined that the adjustments to prior years’ earnings as required by SFAS 142 were not material.

NOTE 7—CONVERSION OF SERIES C PREFERRED STOCK

           In 1999, we sold an aggregate of 625 shares of Series C Convertible Preferred Stock (“Series C Stock”) to Microsoft Corporation for $25 million. Each share of Series C Stock was convertible, at the option of the holder, into fully-paid and non-assessable shares of our common stock based upon a fixed conversion ratio. As of September 30, 2002, all Series C Stock has been converted into shares of our common stock.

NOTE 8 – EXPIRATION OF WARRANTS

On July 27, 2002, all the remaining warrants issued in conjunction with our Series B Preferred Stock expired unexercised.

NOTE 9—RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 10—SUBSEQUENT EVENTS

Sale of Property

           On September 30, 2002, we entered into a definitive agreement to sell our remaining commercial real estate in Scotts Valley, California for $14.0 million in cash, subject to certain closing conditions. On November 1, 2002, the prospective buyer elected not to close on the purchase and the agreement was terminated.

           The property consists of two office buildings, which formerly served as Borland’s headquarters, located at 1700-1800 Green Hills Road. The buildings are comprised of approximately 135,000 square feet of space and were constructed in 1988. We have not occupied any of these buildings for a number of years and had been leasing the space to third parties.

BoldSoft MDE Aktiebolag

           On October 4, 2002, we acquired assets of privately-held BoldSoft MDE Aktiebolag, headquartered in Stockholm, Sweden, a provider of next-generation, Model Driven Architecture (“MDA”) technology designed to accelerate the application development lifecycle. The purchase price was $0.7 million in cash for the purchase by Borland of all of the intellectual property assets of BoldSoft and the purchase by Borland B.V. of all assets other than intellectual property. We do not expect this acquisition to have a material impact on revenues or net income for 2002.

Starbase Corporation

           On October 8, 2002, we entered into an Agreement and Plan of Merger with Starbase Corporation, a Delaware corporation, and Galaxy Acquisition Corp. (“Galaxy”), a Delaware corporation and wholly-owned subsidiary of Borland. Starbase provides software configuration and requirements management tools to assist in managing development projects from inception to deployment and maintenance. Pursuant to the merger agreement, on October 11, 2002, we commenced a tender offer for all outstanding shares of Starbase’s common stock at a price of $2.75 per share for total consideration of approximately $24.0 million in cash, subject to certain conditions, including the tender, without withdrawal prior to the expiration of the offer, of at least a majority of Starbase’s outstanding shares of common stock, including shares subject to Starbase stock options with an exercise price per share less than $2.75. We expect to incur between $7.0 million and $12.0 million in acquisition and transaction costs.

           In connection with the merger agreement, we also agreed to make available to Starbase bridge financing of $2.0 million to fund its operations until the transaction is completed. As of November 12, 2002, $750,000 has been loaned by us to Starbase. Subject to certain exceptions, the bridge financing will mature upon the earliest of 1) the date the merger agreement is terminated, 2) the date on which an event of default occurs as defined by the bridge financing documents (including a breach by Starbase of the merger agreement) or 3) December 15, 2002. Upon the consummation of the merger of Galaxy with and into Starbase pursuant to the merger agreement, the obligations under the bridge financing shall be deemed satisfied in full. The bridge loan bears an annual interest rate of eight percent and is secured by substantially all the assets of Starbase, including without limitation its intellectual property.

           Simultaneous with the execution of the merger agreement, all of the directors and certain of the executive officers of Starbase entered into agreements pursuant to which they agreed to tender shares of Starbase held by them, which represent in the aggregate approximately 0.94% percent of the outstanding shares of Starbase’s common stock as of October 8, 2002.

           Borland and Galaxy commenced the offer on October 11, 2002. The offer and withdrawal rights were initially scheduled to expire at 12:00 midnight, EST, on November 8, 2002. In accordance with applicable law and the merger agreement, Borland has extended the offer and the offer is currently scheduled to expire at 12:00 midnight, EST, on November 22, 2002, unless further extended.

           The merger agreement also provides that following consummation of the offer and the satisfaction or waiver of certain conditions, Galaxy will be merged with and into Starbase with Starbase surviving the merger as a wholly-owned subsidiary of Borland, and all remaining outstanding publicly-held shares of Starbase common stock (other than shares held by Starbase stockholders who properly exercise their appraisal rights under applicable law) will be converted into the right to receive $2.75 per share in cash.

For further information refer to our Tender Offer Statement on Schedule TO filed with the Securities and Exchange Commission on October 11, 2002, as amended.

TogetherSoft Corporation

           On October 29, 2002, we entered into an Agreement and Plan of Merger and Reorganization with TogetherSoft Corporation, a Delaware corporation, Targa Acquisition Corp. I, Targa Acquisition Corp. II, and certain stockholders of TogetherSoft as stockholders’ agents. TogetherSoft is a leading provider of design-driven development solutions designed to accelerate the software development process. Pursuant to the merger agreement, Targa Acquisition Corp. I will be merged with and into TogetherSoft, immediately followed by the merger of TogetherSoft with and into Targa Acquisition Corp. II. Following these transactions, the separate existence of TogetherSoft will cease and Targa Acquisition Corp. II will continue as the surviving corporation and a wholly-owned subsidiary of Borland. An aggregate of 9,050,000 shares of Borland common stock will be issued, and $82.5 million in cash will be paid, to TogetherSoft stockholders on a fully-diluted basis in connection with the merger, subject to potential reduction for certain expenses. We expect to incur between $12.0 and $15.0 million in acquisition- and transaction-related expenses. Consideration having a value of $26 million at closing will be held in escrow subject to certain indemnification provisions. This consideration will be released to the stockholders at various times beginning eighteen months after the close of the transaction and ending on the fifth anniversary of the closing date. The foregoing description of these transactions does not purport to be complete and is qualified in its entirety by reference to the complete text of the merger agreement, which is included as Exhibit 2.2 hereto.

           In connection with the merger agreement, the directors, the executive officers and certain other TogetherSoft stockholders have entered into agreements pursuant to which such stockholders have agreed to vote all shares of TogetherSoft held by them in favor of the adoption of the merger agreement. As of October 29, 2002, shares subject to such voting agreements represent in the aggregate approximately 67.5% of the outstanding shares of TogetherSoft’s capital stock, which represent more than the number of shares of capital stock necessary to adopt the merger agreement under applicable law and take such other actions necessary to consummate the transactions contemplated thereby.

           The transaction is subject to regulatory approvals, including the approval by the California Commissioner of Corporations after a fairness hearing, and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and any applicable foreign antitrust laws, and certain other customary closing conditions.

Changes to Management Team

           On October 24, 2002, we announced the promotion of Frederick A. Ball from Executive Vice President and Chief Financial Officer to the newly-created position of Executive Vice President of Corporate Development and Mergers and Acquisitions. We also announced the appointment of Kenneth R. Hahn as our Senior Vice President and Chief Financial Officer.

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

           These forward-looking statements are found at various places throughout this Form 10-Q. We caution you not to place undue reliance on these forward-looking statements, which, unless otherwise indicated, speak only as of the date they were made. We do not undertake any obligation to update or release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, except as required by law.

General

           We were incorporated in California in 1983 and reincorporated in Delaware in 1989. We maintain our executive offices at 100 Enterprise Way, Scotts Valley, California 95066-3249, and our main telephone number at that location is 831-431-1000. We also maintain a Web site on the Internet at www.borland.com and a community site at http://bdn.borland.com.

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

Overview of the Operations

           As a leading global provider of technology for the development, deployment, integration and management of software applications, our goal is to enable enterprises to gain competitive advantage by accelerating time-to-market and to realize the profitability-enhancing potential of innovation through software development. By delivering integrated technology solutions that are designed to bridge the technical gaps between development functions, we seek to enable our customers’ development team to work in an iterative, collaborative style. Since our technology solutions are dedicated to interoperability, our products are designed to allow enterprises of all sizes to move into Web-based computing while leveraging their legacy systems, thus enabling our customers to move into the future without abandoning the past. From Fortune 1000 companies to the Borland Developer Network comprised of millions of developers around the world, we provide our customers the freedom to develop applications, deploy them on most major platforms, and integrate and manage them across the enterprise. Our solutions, including those for Java, Linux, .NET, Web Services and wireless technologies, are designed to enable organizations to increase productivity and deliver higher performance projects faster and on budget, while lowering total cost of ownership.

           Our customers are enterprises of many sizes, including individual developers, small independent software and services firms, as well as prominent companies worldwide, including leading companies in high technology, telecommunications and financial services. Many of our customers use Borland technology so that they can create and ship software and system products conforming to high performance specifications. We have strategic relationships and/or technology partnerships with leading technology companies such as Apple, BEA, Ericsson, Hitachi, IBM, Intel, Macromedia, Microsoft, Nokia, Red Hat, Siemens, Sun Microsystems and Sybase.

The key strengths and benefits of our products and services include:

  Comprehensive Solution.  With products and services for each of the key steps in the software application lifecycle—development, deployment, integration and management—we give customers the ability to create and implement applications critical to their businesses rapidly and effectively, as well as support by one vendor to resolve issues across underlying technologies.

  Accelerating Application Development.  Borland products, individually and collectively, are designed to help make the process of creating software applications faster. We use our nearly 20 years of experience to develop tools designed to speed the process of application development and thereby help our customers deliver results faster.

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

  Lower Cost of Ownership.  Borland products are designed to lower cost of ownership because they promote productivity and reduce computing infrastructure investment wherever possible. Our small foot-print, highly optimized products also help to accomplish this.

           Our goal is to become the leading provider of technology solutions for the rapid and effective creation and implementation of software applications, particularly in areas such as Java and J2EE, .NET, Web Services, Linux, wireless and mobile computing. Key elements of our strategy to achieve this goal include:

Targeting large enterprises with our comprehensive application development lifecycle solutions;
Widening our lead in Java products;
Promoting platform independence and interoperability, including Web Services;
Leveraging our strategic alliances and technology partnerships, including critical areas such as wireless and mobile application development;
Focusing on the needs of our installed base, e.g., the Borland Developer Network;
Capitalizing on the strength of the “Borland” brand, with new product and service offerings and through international expansion; and
Undertaking selective strategic acquisitions, including those that extend the breadth of our application lifecycle management solutions.

           To achieve this goal, we offer products and services for addressing various dimensions of the software implementation process—development, deployment, integration and management. Innovation, quality, performance, ease of use and interoperability are the hallmarks of our products. Our products provide critical tools for enterprises to implement applications critical to their business rapidly and effectively. For the development phase, we offer our JBuilder, Delphi, Kylix and C++Builder integrated development environments (“IDEs”), as well as our TeamSource DSP solution and Optimizeit, our Java performance and testing solution. Our deployment and integration products include our Borland Enterprise Server line of application servers, including Borland Enterprise Server, AppServer

Edition for high-end EJB deployments, VisiBroker Edition to facilitate legacy integration and our Web Edition for JavaServer Pages (JSP)/Servlet-based application deployments. Our deployment products also include JDataStore, an embedded database for web and mobile applications, and InterBase, our high-performance embedded SQL database. Our efforts in sales and marketing include a sales model that combines indirect and direct sales efforts.

           We also provide training, consulting and support services through our dedicated professional services organization. In addition, we provide service and support for software developers worldwide through an online developer community, http://bdn.borland.com, and an e-commerce site, http://shop.borland.com, which offers a range of technical information, value-added services and third-party products.

Critical Accounting Policies

           For a more in-depth discussion of our business, including a discussion of our critical accounting policies and estimates, please read our Annual Report on Form 10-K as filed with the SEC on March 29, 2002.

Overview of the Results for the Three Months and Nine Months Ended September 30, 2002

           Despite challenging economic conditions for the software and information technology industry, the three months ended September 30, 2002 was our tenth consecutive quarter of profitability and eleventh consecutive quarter of positive cash flow from operations. We market software development and application infrastructure technologies to businesses of all sizes worldwide. When customers curtail their information technology budgets, elect to purchase less or delay such purchases, our business—like that of competitors and software industry peers—naturally suffers. In addition, the prolonged downturn in the financial markets during the first nine months of 2002, combined with larger structural problems in industries such as telecommunications, appear to have further dampened IT capital expenditures in excess of the anticipated effects of more typical economic cyclicality. Despite these challenges, several features of our model and strategy provided a foundation for growth during the first nine months of 2002:

  We market and sell products that our customers can implement with their existing IT infrastructure, permitting us to communicate a clear return on investment, or ROI, message to our customers. With many customers having invested significantly in computing hardware and network infrastructure in recent years, we believe software development products such as ours are now particularly compelling because they can be used to facilitate the efficient production and/or migration of software for systems currently in place. The Java programming language, moreover, is designed to run on multiple existing operating systems and hardware platforms, and we believe that the Java language and platform continues to grow and sustain momentum in the marketplace in part on the basis of this advantage. For the first nine months of 2002, sales of our Java development products grew 30% compared with the comparable nine month period of 2001.

  We market and sell our products through both direct and indirect channels. While many software industry competitors rely more heavily upon “big ticket” direct sales to large companies, our sales efforts and the nature of our products have allowed us to be successful at growing through smaller transactions to compensate for the fact that enterprises have been reluctant to enter into larger sales in the current environment. We have also continued to sell meaningfully to consumers and small software development companies via our distributors and channel partners.

  We market and sell products worldwide, and we believe that our brand recognition in the software development and IT community is strong both in the U.S. and abroad. As a result, we are positioned to benefit from pockets of economic strength worldwide. In the three months ended September 30, 2002, the Americas region (principally U.S., Latin America and Canada) accounted for less than half—41%—of our total revenue, while our EMEA region (principally Europe) represented 38% and Asia/Pacific represented 21%. This breakdown was largely consistent with the three months ended September 30, 2001 in which the Americas accounted for 40% of total revenue, EMEA 39% and Asia/Pacific 21%. We believe that international diversification will continue to benefit the company, and could be favorable in an environment of more synchronized global recovery. We have also recently begun to add resources to our international operations and entered several new international markets, including the establishment of a subsidiary in Mexico in the three months ended September 30, 2002.

           In order to continue to strengthen our business model, we focused on several key goals during the first nine months of 2002. We sought to maximize sales and profitability in a challenging economic environment, as well as position Borland to achieve sustained and consistent sales and profitability growth when corporate IT and software spending returns to healthier levels.

  Leadership Across Platforms.  We continue to believe that our success hinges in large part on the continued quality and leading edge reputation of our products, including both our development and infrastructure products. As a result, research and development continues to be a high priority, particularly in the areas of Java, .NET, Web Services, wireless, and Linux in which we focus our product efforts. Several new products were launched during the three months ended September 30, 2002, including JDataStore 6, Delphi 7, Kylix 3 and Borland Enterprise Server 5.1.

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

  Emphasis on Acquisition Strategy.  We believe that strategic acquisitions have been and will continue to be a critical component of our overall growth strategy. Accordingly, we have increased our resources dedicated to the identification and integration of acquisition targets, including the promotion of Fredrick A. Ball to Executive Vice President of Corporate Development and Mergers & Acquisitions. During the first nine months of 2002, we successfully completed the acquisitions of Redline Software (VMGear) and ATC Ltda. as well as the acquisition of certain assets of Highlander Engineering, Inc. On October 4, 2002, we acquired assets of BoldSoft MDE Aktiebolag (“BoldSoft”), a Swedish corporation, a provider of next-generation, Model Driven Architecture (MDA) technology designed to accelerate the application development lifecycle. On October 8, 2002, we entered into an agreement to acquire Starbase Corporation, a provider of software configuration and requirements management tools to assist in managing development projects from inception to deployment and maintenance (Application Lifecycle Management) and facilitating the development of software solutions and applications in a more efficient manner. On October 29, 2002, we entered into an agreement to acquire privately-held TogetherSoft Corporation, a provider of design-driven development solutions designed to accelerate the software development process. We believe that post-integration, these acquisitions will provide an application development platform that will enhance our individual product positions.

  Continued International Expansion.  We continue to view careful international expansion as critical to maintaining diverse revenue streams in an uncertain environment and for driving future growth. We believe our international opportunity is compelling. Borland products, particularly development technologies, may serve as important products for both emerging technology companies worldwide as well as countries seeking to build high-technology industries. Our international efforts in the first nine months of 2002 included continued enhancement of our operations in China and Hong Kong, the establishment of a subsidiary in Mexico, the relocation of our Asia Pacific headquarters to Singapore, the acquisition of ATC Ltda., a Brazilian IT services company, and the acquisition of BoldSoft, located in Sweden.

  Sales and Marketing Strength.  We continue to view incremental investments in sales and marketing as critical to enabling us to drive revenue growth and, in particular, be positioned for success when and if increased IT spending resumes. Furthermore, we believe that our continued execution in a weaker market for IT investment, including our indirect channel, enables us to selectively make such investments to grow our market share.

  Strategic Relationships.  We continue to view strategic relationships as an important avenue to gaining access to new customers and new technologies. In addition, our cross-platform strategy provides us with the ability to partner with a range of technology leaders, many of whom view Borland technology as important for enhancing development of their platforms and technologies. During the first nine months of 2002, we entered into new relationships with Mercury Interactive, Sprint PCS, Sybase, BEA and Zentek, among others, along with deepening relationships with a number of existing partners.

We achieved the following financial results during the first nine months of 2002:

  Revenues increased 10% to $60.7 million for the three months ended September 30, 2002, from $55.0 million for the three months ended September 30, 2001. For the first nine months of 2002, total revenues increased 9% to $177.5 million from $162.7 million for the first nine months of 2001.

  Licenses and other revenues rose 7% to $50.3 million for the three months ended September 30, 2002 from $47.0 million for the three months ended September 30, 2001. For the first nine months of 2002, licenses and other revenues rose 8% to $148.1 million, from $137.0 million for the first nine months of 2001.

  Due to additional investments in sales and marketing and research and development and an increase in acquisition-related expenses, operating expenses increased 9% to $46.8 million in the three months ended September 30, 2002, from $42.9 million in the three months ended September 30, 2001. Operating expenses increased 11% to $137.7 million for the first nine months of 2002 compared to $124.4 million for the first nine months of 2001.

Gross margins were 84% in each of the three months ended September 30, 2002 and 2001. For the first nine months of 2002, gross margin were 85%, compared to 84% for the first nine months of 2001.

  Operating income was $4.5 million in the three months ended September 30, 2002, compared to $3.1 million in the three months ended September 30, 2001. For the first nine months of 2002, operating income increased to $12.9 million compared to $11.9 million for the first nine months of 2001.

  Net income for the three months ended September 30, 2002 was $5.0 million, or $0.07 per diluted share, compared with net income of $4.7 million, or $0.06 per diluted share for the three months ended September 30, 2001. Net income for the first nine months of 2002 was $14.2 million, or $0.19 per diluted share, compared with net income of $16.9 million, or $0.23 per diluted share for the first nine months of 2001.

For the first nine months in 2002, cash flow from operations was $20.8 million, compared to $26.1 million for the first nine months of 2001.

  During the three months ended September 30, 2002 and 2001, our day sales outstanding were 56 days and 55 days, respectively. We quantify the day sales outstanding in our current trade receivable balance as the product of (1) the trade receivable balance as of the latest balance sheet date net of related reserves for return, rebates and bad debts divided by the net revenues for the preceding accounting period and (2) the number of days within the preceding accounting period.

Operations for the Three Months and Nine Months Ended September 30, 2002 and 2001

Net Revenues

           Our revenues are derived from software licenses and sales of related services, which include assistance in implementation and integration, as well as post-contract customer support, training and consulting services. Net revenues were $60.7 million and $55.0 million for the three months ended September 30, 2002 and 2001, respectively. The growth in net revenues was principally attributable to the increase in net revenues from our Java and RAD business. Our Java and RAD businesses each grew 12% during the three months ended September 30, 2002 when compared with the three months ended September 30, 2001. Our Enterprise business declined 8% during the three months ended September 30, 2002 when compared with the three months ended September 30, 2001.

           Net revenues were $177.5 million and $162.7 million for the nine months ended September 30, 2002 and 2001, respectively. Our Java business grew 30% during the nine months ended September 30, 2002 when compared with the nine months ended September 30, 2001. The growth in our Java business was offset by a decline in our RAD and Enterprise businesses. Our RAD and Enterprise businesses decreased 1% and 10%, respectively, during the nine months ended September 30, 2002 when compared with the nine months ended September 30, 2001.

           While we believe there continues to be compelling opportunities to market and deploy our products, particularly our Java products, the ongoing softening of the market for IT investment, particularly for large enterprise-wide software deployments, will continue to present challenges to our efforts to sustain revenue growth, particularly with respect to our products deployed across the enterprise.

Licenses and Other Revenues

           Licenses and other revenues represent amounts earned from granting customers licenses to use our software products. Licenses and other revenues totaled $50.3 million for the three months ended September 30, 2002, compared to $47.0 million for the three months ended September 30, 2001. Licenses and other revenues were 83%

and 85% of total net revenues for the three months ended September 30, 2002 and 2001, respectively. Licenses and other revenues from our Java, RAD, and Enterprise businesses represented 42%, 38%, and 20%, respectively, of total licenses and other revenues for the three months ended September 30, 2002. This is compared to 40%, 36%, and 24%, respectively, for the three months ended September 30, 2001. License and other revenues from our Java business, which includes Borland JBuilder, Borland Enterprise Studio for Java, and Optimizeit, increased 12% during the three months ended September 30, 2002 when compared to the three months ended September 30, 2001. The increase in revenues from our Java business was due to the continued strength of revenues from JBuilder 7, which was released in the second quarter of 2002, and our initial release of Optimizeit during the first quarter of 2002. Licenses and other revenues from our RAD business, which includes the Borland Delphi, C++Builder and Kylix product lines, increased 12% in the three months ended September 2002 as compared to the three months ended September 30, 2001. Higher revenues in our RAD business were principally attributable to the release of Delphi 7 during the three months ended September 30, 2002. Licenses and other revenues from our Enterprise business during the three months ended September 30, 2002, including VisiBroker, Borland AppServer, Borland AppCenter, JDataStore and InterBase product lines, declined 8% compared to the three months ended September 30, 2001. The decline in revenues from our Enterprise products was principally due to lower revenues from our InterBase product line when compared with the prior year in which we signed a significant contract.

           Licenses and other revenues totaled $148.1 million for the nine months ended September 30, 2002, compared to $136.9 million for the nine months ended September 30, 2001. Licenses and other revenues were 83% and 84% of total net revenues for the nine months ended September 30, 2002 and 2001, respectively. Licenses and other revenues from our Java, RAD, and Enterprise businesses represented, 46%, 32%, and 22%, respectively, of total licenses and other revenues for the nine months ended September 30, 2002. This is compared to 38%, 35%, and 27%, respectively, for the nine months ended September 30, 2001. Licenses and other revenues during the nine months ended September 30, 2002 from our Java business increased 30% when compared to the same period in 2001. Revenues from our Java business were favorably affected by the release of our latest version of our Java development product, JBuilder 7, our Java studio product, Borland Enterprise Studio for Java 4 in the second quarter of 2002, and the initial release of our Java performance and testing solution, Optimizeit, during the first quarter of 2002. Revenues from our RAD business declined 1% during the nine months ended September 30, 2002, when compared with the same period in 2001. Lower revenues in our RAD business were principally attributable to a decline in revenues from our Kylix product. The decline in Kylix was partially offset by the increase in revenues from our C++Builder product with the release of the latest version, C++Builder 6, during the three months ended March 31, 2002. Licenses and other revenues from our Enterprise business decreased 11% in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 due to reduced demand from our Original Equipment Manufacturers, or OEM, customers and a significant InterBase contract signed in the prior year. We believe that the reduced demand from our OEM customers is due to concerns about the current economic climate, particularly in the United States. Continued concerns around the United States and world economy could continue to impact the buying patterns of our OEM customers and further negatively impact our Enterprise business.

Service Revenues

           Service revenues represent amounts earned from technical support, training and consulting services related to our software license arrangements, and accordingly, are largely dependent on the growth of our software license revenues. Service revenues increased to $10.4 million for the three months ended September 30, 2002, compared to $8.0 million for the three months ended September 30, 2001. Service revenues were 17% and 15% of total net revenues for the three months ended September 30, 2002 and 2001, respectively. Technical support revenues represented 60% and 70% of the total service revenues for the three months ended September 30, 2002 and 2001, respectively, while consulting and training revenues represented 40% and 30% of the total service revenues for the same periods, respectively. The absolute dollar growth of our technical support revenues is due to the increase in the number of enterprise-level support contracts. This trend is dependent on our success in licensing software to a larger number of enterprise customers. Consulting and training revenues increased due to the timing of the completion of certain consulting and training engagements and is not indicative of a trend of increasing consulting and training revenues. We believe that future growth in service revenues is dependent on the impact of the current economic climate which in turn may have an impact on our customers spending behavior. Continued concerns around the United States and world economy could impact the demand for such services.

           Service revenues increased to $29.5 million for the nine months ended September 30, 2002, compared to $25.8 million for the nine months ended September 30, 2001. Service revenues were 17% and 16% of total net revenues for the nine months ended September 30, 2002 and 2001, respectively. Technical support revenues represented 64% of the total service revenues for each of the nine months ended September 30, 2002 and 2001, while consulting and training revenues represented 36% of the total service revenues for the same periods. The growth of our technical support revenues is due to the increase in the number of enterprise-level support contracts and this trend is dependent on our success in licensing software to a larger number of enterprise customers. The growth in the consulting and training revenues for the nine months ended September 30, 2002 when compared with the same period in 2001 was principally due to the timing of the completion of certain consulting engagements and is not indicative of a trend of increasing consulting and training revenues.

International Net Revenues

           International net revenues represented 66% of our total net revenues for the three months ended September 30, 2002 compared to 67% for the three months ended September 30, 2001. The successful launch of Delphi 7 in Europe and the growth in revenues from our Java and Enterprise products in the AsiaPac region during the three months ended September 30, 2002 had a favorable effect on our international revenues. We expect non-U.S. revenues to continue to be a significant percentage of total net revenues in future periods.

           Fluctuations in foreign currency exchange rates did not have a material impact on our total net revenues or operating results for the three months ended September 30, 2002. However, our non-U.S. revenues would be adversely affected if the U.S. dollar were to strengthen against major foreign currencies including the Japanese Yen, United Kingdom Pound Sterling and the Euro.

The following table presents our total revenues by region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Americas	$ 25,046	$ 22,196	$ 77,632	$ 74,942
Europe, Middle East & Africa (“EMEA”)	23,283	21,216	64,276	59,729
Asia Pacific	12,391	11,621	35,611	28,070

Net revenues	$ 60,720	$ 55,033	$177,519	$162,741

           Amounts reported for our Americas region represent revenues generated from our operations located in the United States, Canada, Mexico and Brazil. Amounts reported for our EMEA region represent revenues generated from our operations located in the Netherlands, Germany, France, United Kingdom, Sweden, Italy, Russia and Spain. Amounts reported for our Asia Pacific region represent revenues generated from our operations located in Singapore, Japan, South Korea, Hong Kong, Taiwan, Australia, New Zealand, China and India.

Cost of Revenues

Cost of Licenses and Other Revenues

           Cost of licenses and other revenues consist primarily of production costs, product packaging, and royalties paid to third-party vendors. Cost of licenses and other revenues were $4.2 million and $3.4 million for the three months ended September 30, 2002 and 2001, respectively. Cost of licenses and other revenues were $11.3 million and $9.9 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in cost of licenses and other revenues for the three and nine months ended September 30, 2002 when compared with the three and nine months ended September 30, 2001 was principally due to an increase in royalty costs payable to third-party vendors. The level of royalty costs in future periods will be dependent upon our ability to obtain favorable licensing terms for our products that include third-party technology and the extent to which we include such third party technology in our product offerings.

Cost of Service Revenues

           Cost of service revenues consists primarily of salaries and benefits, third-party contractor costs, and related expenses incurred in providing customer support, consulting and training. Cost of service revenues was $5.2 million and $5.6 million for the three months ended September 30, 2002 and 2001, respectively. Cost of technical support revenues represented 27% of the total cost of service revenues for each of the three months ended September 30,

2002 and 2001, while cost of consulting and training revenues represented 73% of the cost of service revenues for the same periods. Cost of service revenues was $15.6 million and $16.6 million for the nine months ended September 30, 2002 and 2001, respectively. Cost of technical support revenues represented 29% and 28% of the total cost of service revenues for the nine months ended September 30, 2002 and 2001, respectively, while cost of consulting and training revenues represented 71% and 72% of the cost of service revenues for the same periods, respectively. The increase in cost of technical support revenues for the nine months ended September 30, 2002 when compared with the nine months ended September 30, 2001 is due to additional headcount and other resources deployed to manage higher support activity. The decrease in consulting and training costs during the three and nine months ended September 30, 2002 when compared with the same periods a year ago, was due to a reduction in spending on outside resources with fewer consulting and training engagements. In future periods, we expect increases in our cost of service revenues only as a function of our ability to grow our service revenues.

Gross Margins

           Gross margins were 84% for both the three months ended September 30, 2002 and 2001. Gross margins on licenses and other revenues were 92% and 93% for the three months ended September 30, 2002 and 2001, respectively. Gross margins from service revenues were 50% and 31% for the three months ended September 30, 2002 and 2001, respectively. Gross margins were 85% and 84% for the nine months ended September 30, 2002 and 2001, respectively. Gross margins on licenses and other revenues were 92% and 93% for the nine months ended September 30, 2002 and 2001, respectively. Gross margins from service revenues were 47% and 36% for the nine months ended September 30, 2002 and 2001, respectively.

           The 1% decline in our gross margins on licenses and other revenues for the three and nine months ended September 30, 2002 when compared with the three and nine months ended September 30, 2001 was principally due to the increase in royalties paid to third party vendors. Gross margins from service revenues for the three and nine months ended September 30, 2002 when compared with the three and nine months ended September 30, 2001 increased due to an increase in our service revenues and a reduction in fixed employee costs in our consulting and training organization leading to better utilization of our consulting and training resources. While we would expect our total gross margins to remain consistent with these levels, the future gross margins will be a function of our future net revenues, the level of third-party royalty-bearing technology licensed with our product offerings, our ability to control our manufacturing costs and our utilization of our professional services group.

Operating Expenses

Research and Development

           Research and development (“R&D”) expenses consist primarily of salaries and other personnel-related expenses, facilities costs and fees and expenses of third-party consultants. R&D expenses for the three months ended September 30, 2002 increased to $12.7 million from $12.1 million for the three months ended September 30, 2001. R&D expenses were 21% and 22% of net revenues for the three months ended September 30, 2002 and 2001, respectively. R&D expenses for the nine months ended September 30, 2002 increased to $37.4 million from $34.3 million for the nine months ended September 30, 2001. R&D expenses were 21% of net revenues for each of the nine months ended September 30, 2002 and 2001. The increase in R&D expenses for the three and nine months ended September 30, 2002 when compared with the three and nine months ended September 30, 2001 was principally due to additional employee-related expenses with the increase in our R&D headcount. We expect total dollars spent on R&D to increase in 2002 when compared with 2001, but we expect our R&D expenses to remain relatively consistent as a percentage of net revenues.

Sales, General and Administrative

           Sales, general and administrative (“SG&A”) expenses consist primarily of salaries, benefits, sales commissions, the cost of product marketing programs, legal, finance, facility and information system costs. SG&A expenses for the three months ended September 30, 2002 increased to $32.7 million from $30.6 million for the three months ended September 30, 2001. SG&A expenses were 54% and 56% of revenues for the three month period ended September 30, 2002 and 2001, respectively. SG&A expenses for the nine months ended September 30, 2002 increased to $95.8 million from $89.1 million for the nine months ended September 30, 2001. SG&A expenses were 54% and 55% of net revenues for the nine months ended September 30, 2002 and 2001, respectively. The increase in SG&A expenses was principally due to increased employee costs as a result of increased headcount in our direct sales force. We believe that the future expansion of our sales organization will be dependent on our ability to generate future meaningful revenue growth. Also, to the extent net revenues from our direct sales force increase, we expect the sales commission component of SG&A expenses to proportionally increase as a result of variable compensation from our sale commission plans.

Amortization of Intangibles and Acquisition-Related Expenses

           Operating expenses during the three and nine months ended September 30, 2002 include approximately $1.4 million and $4.5 million, respectively, in acquisition-related expenses associated with the acquisitions of Redline Software, Inc. (VMGear) and Bedouin Software, Inc. Operating expenses for the three and nine months ended September 30, 2001 include approximately $0.2 million and $1.0 million, respectively, in acquisition-related expenses associated with the acquisition of Bedouin Software, Inc. and Engine Informatica, LTD. If we successfully complete our proposed acquisitions of TogetherSoft and Starbase, we expect that the amortization of intangibles and acquisition-related expenses will increase in 2003 as compared to 2002.

Restructuring Charges

The following table summarizes our restructuring activity for the nine months ended September 30, 2002 (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2001	$ 329	$ 279	$ 293	$ 901
Cash payments	(229)	(559)	—	(788)
Additions	49	489	(121)	417

Accrual at September 30, 2002	$ 149	$ 209	$ 172	$ 530

           During the nine months ended September 30, 2002, we recorded a provision of approximately $0.5 million associated with leases in the United States and United Kingdom. During the same period, we made payments totaling approximately $0.6 million for obligations under these leases. We have recorded a restructure reserve associated with certain leases in the United Kingdom in the amount of $2.4 million as of September 30, 2002 and December 31, 2001. This amount represents the excess of our contractual obligation over the anticipated income under the current and future sublease arrangements. Under these lease arrangements, we are obligated to pay approximately $7.4 million over the lease terms. The leases terminate at various dates beginning in 2010 and ending in 2012. We have contractual commitments from our sublease tenants to receive $0.5 million during the sublease term which end on various dates in 2003. If our existing tenants are not able to pay the contractual amount due under the sublease arrangements or we are not able to lease the properties on favorable financial terms in the future, we will be required to take additional charges for the minimum contractual lease payments. Due to the timing of the contractual payments, this amount has been included in other long-term liabilities. Subsequent to September 30, 2002, there have not been any significant changes to our estimate of the total costs of prior restructuring activities.

Interest Income, Net and Other

           Interest income, net and other decreased to $1.9 million during the three months ended September 30, 2002 from $2.8 million during the three months ended September 30, 2001. Interest income, net and other decreased to $5.3 million during the nine months ended September 30, 2002 from $9.4 million during the nine months ended September 30, 2001. Interest income for the three and nine months ended September 30, 2002 when compared with the three and nine months ended September 30, 2001 decreased $0.3 million and $3.4 million, respectively, despite higher cash balances, due to a decline in prevailing interest rates. Changes in interest rates will continue to impact our interest income performance in future periods. Net rental income from our Green Hills facilities declined from $0.4 million during the three months ended September 30, 2001 to $0.2 million for the three months ended September 30, 2002. Also, during the three months ended September 30, 2001, we recorded a gain from the sale of our investment in Starfish Software, Inc. (“Starfish”) of $0.4 million. This gain represented the last distribution pursuant to the terms of the escrow agreement between the shareholders of Starfish and Motorola Corporation.

Income Taxes

           We recorded income tax expense of $1.4 million and $4.0 million for the three and nine months ended September 30, 2002, respectively. This compares to income tax expense of $1.2 million and $4.3 million for the three and nine months ended September 30, 2001, respectively. We have significant net operating loss and tax credit carryforwards principally in the U.S. and certain other non-U.S. jurisdictions in which we conduct business. These loss and credit carryforwards are used to offset our tax liability as allowed by law. In addition, we incur withholding taxes in a number of non-U.S. jurisdictions that are imposed regardless of the profitability of Borland in that jurisdiction. Based on our most recent forecasts of taxable profits, tax loss and credit carryforward utilization and non-U.S. withholding taxes, we expect our effective tax rate for 2002 and 2003 to be 22% and 25%, respectively. The expected 2002 income tax rate was increased from 20% in 2001 based on our previous forecast of anticipated greater profits in the U.S. and the improved relative performance of our non-U.S. operations. Our expected effective tax rate for 2002 is a combination of U.S. state taxes, non-U.S. income taxes and withholding taxes. Our effective tax rate will continue to be highly dependent on the amount and location of our taxable profits, ability to utilize our net operating loss and credit carryforwards in certain jurisdictions and the amount of our non-U.S. withholding taxes.

Liquidity and Capital Resources

           As of September 30, 2002, cash, cash equivalents and short-term investments totaled $309.3 million; an increase of $14.9 million from $294.4 million at December 31, 2001. Working capital increased from $258.6 million at December 31, 2001 to $272.9 million at September 30, 2002.

           Cash provided by operating activities for the nine months ended September 30, 2002 was $20.8 million, consisting of $14.2 million in net income and $5.2 million in depreciation and amortization and a decrease in non-cash working capital of $1.3 million. Cash provided by operating activities during the nine months ended September 30, 2001 was $26.1 million, consisting of $16.9 million in net income and $5.8 million in depreciation and amortization and a decrease in non-cash working capital of $3.8 million, primarily due to an increase in our deferred revenues and income tax liabilities, offset by $0.4 million in gain from long-term investment.

           Cash used in investing activities for the nine months ended September 30, 2002 included $136.9 million used to acquire short-term investments, $2.2 million used for the acquisition of Redline Software, Inc. during the three months ended March 31, 2002 and $2.7 million in cash used for the purchase of property and equipment offset by $43.5 million from the sale and maturity of short-term investments. Cash provided by investing activities for the nine months ended September 30, 2001 included $53.1 million from the sale and maturity of short-term investments, $0.4 million received from the sale of our investment in Starfish offset by $18.1 million used to purchase short-term investments and $4.4 million used for the purchase of property and equipment. We expect cash used in investing activities to substantially increase in subsequent periods as we complete several recently announced acquisitions. We believe that we will have sufficient capital to complete these transactions based upon our existing cash reserves and anticipated future cash generated from operations.

           Cash used by financing activity was $1.3 million and $2.9 million for the nine months ended September 30, 2002 and 2001, respectively. Cash used by financing activities for the nine months ended September 30, 2002 consisted of $7.3 million used for the repurchase of our common stock offset by $6.0 million received from the issuance of our common stock to our employees under our Employee Stock Option and Stock Purchase plans. Cash used by financing activities for the nine months ended September 30, 2001 consisted of $8.8 million used for the repayment of long-term debt and $3.0 million used to repurchase our common stock offset by $8.9 million received from the issuance of our common stock to our employees under our Employee Stock Option and Stock Purchase plans.

           During the nine months ended September 30, 2002 and 2001, the impact of changes in foreign currency exchange rates on our non-U.S. dollar cash balances was $0.4 million and ($1.1) million, respectively. Although we partially hedge our foreign currency exchange rate risk, strengthening of the U.S. dollar against the Euro, United Kingdom Pound Sterling, Australian and Singapore dollars and Japanese Yen would harm our business. We cannot predict currency exchange rate fluctuations and there can be no assurance that foreign currency exchange rates will not have a material adverse impact on our future cash flows and operating results. See further discussion of foreign currency risk in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

           We enter into contracts from time to time, such as acquisition agreements, that have forward cash commitments due to earnouts that may form all or part of the purchase price. As of September 30, 2002, we are contractually committed to make certain cash payments under our acquisition agreements with the former shareholders of Highlander Engineering, Inc. and Redline Software, Inc. A portion of these payments are contingent upon meeting certain financial performance requirements. The contingent payments for these two transactions are not to exceed $20.0 million and will be paid, if earned, over a three-year period.

           On October 4, 2002, we acquired the assets of BoldSoft MDE Aktiebolag for total cash consideration of $0.7 million. On October 8, 2002, we entered into an Agreement and Plan of Merger with Starbase Corporation. Pursuant to the merger agreement, on October 11, 2002 we commenced a tender offer for all the outstanding shares of Starbase at a price of $2.75 per share in cash. Total consideration to be paid for all the shares of Starbase is approximately $24.0 million. In connection with the merger agreement, we also agreed to make available to Starbase bridge financing of $2.0 million to fund its operations until the transaction has been completed. As of November 12, 2002, $750,000 has been loaned by us to Starbase. On October 29, 2002 we also entered into an Agreement and Plan of Merger and Reorganization with privately-held TogetherSoft Corporation and two wholly-owned subsidiaries whereby an aggregate of $82.5 million in cash will be paid to the stockholders and option holders of TogetherSoft and 9,050,000 shares of Borland common stock will be issued to such stockholders.

           During the three months ended September 30, 2002, we engaged several professional service firms to perform certain accounting, legal and financial advisory services in conjunction with the proposed acquisitions of TogetherSoft and Starbase. The bulk of these fees for these services are typically payable when completed. We expect to pay these fees during our fourth quarter of 2002 or first quarter of 2003 with our existing cash reserves and anticipated future cash generated from operations. The fees will be capitalized as part of the purchase accounting for the respective acquisition.

           For the remainder of 2002, we expect that operating expenses will increase slightly as a percentage of revenue when compared with 2001. We anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We may continue to utilize cash resources to fund acquisitions or investments in other businesses, technologies or products lines. We believe that our available cash and cash equivalents, together with our anticipated future cash provided by operating activities, will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may seek additional funds to support our working capital and operating expense requirements or for other purposes and may seek to pursue the additional funding through public or private debt or equity. If we seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

We Disclose Pro Forma Financial Information

           We prepare and release quarterly unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. Our pro forma financial information excludes unusual or non-recurring events or transactions, restructuring and other charges, acquisition-related expenses, acquired in-process research and development, amortization of goodwill and purchased intangibles, or gains and losses on investments in equity securities. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Report on Form 10-K, and our quarterly earnings releases and compare the GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls, as well as in some of our other reports. Our presentation of pro forma information may not be consistent with those of other companies.

           The following table shows our pro forma results reconciled to the GAAP Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2002 and 2001. Our pro forma results for fiscal 2002 and fiscal 2001 exclude restructuring and other charges, acquisition-related expenses and amortization of goodwill and purchased intangibles.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

	(in thousands, except per share data)

GAAP net income	$ 4,959	$ 4,673	$ 14,225	$ 16,939
Restructuring, amortization of intangibles and acquisition-related expenses	1,386	220	4,472	983
Adjustment to provision for income taxes	(305)	(45)	(981)	(199)

Pro forma net income	$ 6,040	$ 4,848	$ 17,716	$ 17,723

Basic pro forma net income per share	$ 0.08	$ 0.07	$ 0.25	$ 0.27

Shares used in computing basic net income per share	71,180	65,233	71,295	64,563

Diluted net income per share	$ 0.08	$ 0.06	$ 0.24	$ 0.24

Shares used in computing diluted net income per share	73,462	75,093	74,646	73,715

Approval of Non-Audit Services

           During the three months ended September 30, 2002, the Audit Committee of the Board of Directors approved the following new or recurring engagements to provide non-audit services with PricewaterhouseCoopers LLP, our independent accountants: (1) accounting advisory services related to certain acquisitions, (2) certain tax-related services and (3) statutory audits.

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

           As a part of our business strategy, we have recently acquired or are in the process of acquiring certain businesses, products and technologies. We may continue to make acquisitions of businesses, products or technologies in the future. However, acquisitions, including a growth strategy based on completing acquisitions, entail numerous risks. Any one of these risks, if realized, could negatively affect our business, financial condition and operating results. These risks include, but are not limited to:

there may not be suitable businesses, products or technologies available for acquisition on terms acceptable to us;

  there may be substantial costs associated with acquisitions including the potential dilution to our earnings per share, the incurrence or assumption of debt, the assumption of contingent liabilities, the amortization of expenses related to intangible assets and the legal and other fees associated with the negotiation and consummation of the acquisition;

we may make acquisitions in markets where we have limited or no prior experience;
there is no guarantee that any acquisition we complete will result in earnings accretion, cost efficiencies or synergies;
we may expend resources to acquire products and technologies that we are not ultimately able to commercialize;

acquired businesses may bring with them unanticipated or undisclosed liabilities and risks;
integration and other risks of acquisitions can be more pronounced for larger transactions or if multiple acquisitions are pursued simultaneously; and

  if we fail to identify and complete these transactions, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material effect on our operating results.

           Acquisitions entail numerous risks, including the difficulty in the integration of operations, technologies, products and personnel. Acquisition integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business. The challenges involved in the integration of acquired businesses include, but are not limited to:

demonstrating to customers that the transaction will not result in adverse changes in customer service standards or business focus;

  consolidating and rationalizing corporate IT infrastructure, including difficulties in implementing information management and system processes that are sufficient to improve productivity, lower costs, and support direct sales;

  combining product offerings and preventing customers from deferring purchasing decisions or switching to other suppliers due to uncertainty about the direction of our product offerings and our willingness to support and service existing products, which could result in incurring additional obligations in order to address customer uncertainty;

coordinating sales and marketing efforts to communicate our capabilities effectively;
coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;
preserving distribution, marketing or other important relationships and resolving potential conflicts that may arise;
minimizing the diversion of management attention from ongoing business concerns;
persuading employees that business cultures are compatible, maintaining employee morale and retaining key employees, in particular those in sales and software engineering positions;
coordinating and combining international operations, relationships and facilities, which may be subject to additional risks and constraints imposed by local laws and regulations; and
managing integration issues with respect to our acquired businesses shortly after, simultaneously with, or pending the completion of, other acquisitions.

Our success is dependent on the broad adoption of certain programming languages and standards, particularly Java.

           Many of our most popular products are focused on the Java language and platform, and we continue to invest heavily in software solutions for the Java platform as it evolves, including enterprise-focused standards such as Java 2 Platform, Enterprise Edition, or J2EE, and Enterprise JavaBeans, or EJB, to enhance the performance and functionality of these products. Java, however, is a relatively new language and was developed primarily for the Internet and corporate Intranet applications. We believe that Java is making significant inroads with respect to its adoption for enterprise applications, but it is unlikely to be the only major software architecture standard that enterprises will adopt. For example, it is expected that for the foreseeable future the Java language and platform will face significant competition in the enterprise market from Microsoft’s more recent alternative, namely its C# language and .NET platform. If Java, including EJB and J2EE, does not become widely adopted, our business could be adversely impacted.

           In addition, our infrastructure products, including Borland Enterprise Server, are based on Common Object Request Broker Architecture, or CORBA. CORBA is a standard from the Object Management Group (OMG) for communicating between distributed objects (objects are self-contained software modules). CORBA provides a way to execute programs (objects) written in different programming languages running on different platforms no matter where they reside in the network. While we believe that CORBA has achieved widespread acceptance as a software-based communications interface through which objects are located and accessed, critics contend that its penetration tends to be narrow and deep, resulting in large investments by relatively few enterprises. CORBA is a highly complex technology requiring significant investments and expertise to implement, as well as support and train users. If CORBA is displaced or its popularity diminished, our business would be negatively impacted.

If we are unable to maintain our license to Java technology, we may not be able to license our Java products to third parties, which will harm our business.

           Our Java products require proprietary technology made available by Sun Microsystems (“Sun”) in order to operate. Pursuant to license agreements with Sun, we license the Java 2 Platform, Standard Edition specification, the Java 2 Platform, Enterprise Edition specification and the Java 2 Platform, Micro Edition specification. The principal agreement provides for a five-year term and will terminate on December 28, 2005. While we would expect to renew this agreement, Sun is not obligated to do so. Upon expiration of this license, we will continue to have the right to distribute our software products containing the version of Java technology incorporated at the time of expiration. However, if the agreement is terminated by Sun due to material breach of the terms of the license or upon an action for infringement of intellectual property rights relating to the Java technology by us against Sun or any of its other licensees, we are required to return or destroy all copies of the Java technology, including derivative works. If Sun fails to renew the license agreement or otherwise stops making this proprietary technology available on commercially reasonable terms, and we are unable to develop or otherwise identify effective alternatives to licensing this technology, our business will be harmed. Alternatively, if Sun makes significant changes to the Java language or its proprietary technology, or fails to correct defects and limitations in these products, our ability to continue improving and shipping our products could be impaired.

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

           A large portion of our revenue with respect to our application infrastructure products is derived from customers in a small number of vertical markets such as the technology, telecommunications and financial markets. While we believe that customers in these markets are attracted to the performance advantages of our products, continuation or deepening of the current economic downturn in any of these markets could have a significant impact on our revenues with respect to our application infrastructure products. Our infrastructure business was adversely affected in 2001 and 2002 by the economic downturn in these markets, particularly the telecommunications market.

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

           Because a significant percentage of our sales force is relatively new to our company, there is a limited history on which to evaluate their performance. There can be no assurance that our expanded sales force will succeed in increasing or sustaining our revenue or improving our competitive position or that our newly-hired employees will achieve desired levels of productivity. In addition, while we have experienced sales management personnel, we have limited experience in managing a large, geographically-dispersed sales force. For example, we may experience difficulty in integrating the new members of our sales team into our operations. Our failure to successfully manage our sales force may impair our ability to increase sales and grow our revenue.

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

           As we increasingly seek to license software products directly to our customers, particularly large enterprises, we have experienced sales cycles that are substantially more lengthy and uncertain than those associated with our traditional business of licensing software through indirect and retail channels. We believe that a significant percentage of our future revenue will be from enterprise customers. These transactions typically contain multiple elements, including licenses for development and deployment products, technical support, maintenance, consulting and training services. As a result, these customers generally commit significant time and resources to evaluating our software, and they require us to expend substantial time, effort and money in establishing the enterprise relationship and in educating them about our software products and solutions, which can sometimes result in lower operating margins. Also, sales to these types of customers generally require an extensive sales effort throughout the customer’s organization and often require final approval by the customer’s Chief Information Officer or other senior “C”-level employee. In particular, while our strategy includes leveraging the loyalty of our developer network to sell our software application infrastructure products within their enterprises, we believe that purchase decisions on software application infrastructure technology often involve more senior level employees than sales of development products. All of these factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made in any particular quarter, or at all. We have experienced and expect to continue to experience delays and uncertainty in the sales cycle as well as increased up-front expenses in connection with enterprise sales. The timing of the execution of enterprise volume licenses, or their nonrenewal by large customers, could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations. In addition, the continued weakness in the market for IT investment, particularly for wide-scale enterprise-wide deployments, has lengthened, and may continue to lengthen our sales cycle, as prospective customers defer significant investments in IT infrastructure until the market for IT investment improves.

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

           A substantial portion of our revenue is from international sales. International sales accounted for approximately 66% of our revenues in the three months ended September 30, 2002. In addition, an increasing portion of our operations consist of sales activities outside the U.S. Given our focus on international markets and the market potential for our products in such markets, we anticipate increased international sales going forward. However, there are inherent risks in doing business internationally, including:

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

           Political and economic conditions abroad may adversely affect international sales of our products. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could adversely affect our ability to sell our software products and services in foreign markets. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs. In addition, we could be subject to regulations, fines and penalties for violations of import and export regulations. Such violations could result in penalties, including prohibiting us from exporting our products to one or more countries and restrictions from transacting business with the U.S. government and instrumentalities thereof, and could adversely affect our business. Changes in policies by the U.S. or foreign governments resulting in, among other things, higher taxation, currency conversion limitations, restrictions on the transfer of funds or the expropriation of private enterprises also could have a material adverse effect on us. Any actions by countries in which we conduct business to reverse policies that encourage foreign investment or foreign trade also could adversely affect our operating results.

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

           We have recently enhanced our existing products with Web Services capabilities, including providing for the development of Web Services-enabled components and the integration of Web Services-enabled components. While we believe that the popularity of using and making available Web Services for software development could be substantial, the Web Services-based development market is nascent and only now emerging, and we cannot predict whether this market will develop as we anticipate or if at all. If the market does not develop as we anticipate, our growth may be adversely affected. In particular, we are anticipating a significant market opportunity to bridge the Microsoft .NET and Java platforms through Web Services. If the Web Services market does not develop as we anticipate or if one of these platforms achieves significantly greater market acceptance than the other, the opportunity to bridge the two platforms through Web Services may not be as significant as we expect and we will not be able to benefit from this opportunity through our development and deployment products. Alternatively, if we are unable to enhance our products to remain current with technological advances in the respective platforms, we will not be in a position to capitalize on this cross-platform Web Services opportunity.

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

           With respect to our JBuilder product, we compete primarily with the Java IDEs offered by IBM, TogetherSoft, Sun Microsystems, Oracle and JetBrains (formerly IntelliJ). With respect to our integrated Java performance assurance tools such as our Optimizeit Suite, we compete with Rational Software and Sitraka (Quest). With respect to our Delphi and C++Builder products, we compete primarily with Microsoft. With respect to our TeamSource DSP service, our potential competitors may include Merant, Microsoft, MKS and Rational Software. With respect to our Borland Enterprise Server, AppServer Edition, we compete primarily with BEA, IBM, Oracle and Sun Microsystems. With respect to our Borland Enterprise Server, VisiBroker Edition and our VisiBroker middleware product, we compete primarily with Iona. With respect to Borland Enterprise Server, Web Edition, we compete primarily with Microsoft and providers of the Apache Web Server. In the markets for our development products, we also compete with platform vendors such as Microsoft, Oracle, Sun Microsystems, Hewlett-Packard, IBM and Red Hat.

           We attempt to differentiate our products from our competitors’ products based on scalability, functionality, interoperability, cost of ownership, performance and reliability as well as their effectiveness in addressing our customers’ needs. There can be no assurance that we will be able to successfully differentiate our products from those of our competitors in the future or be able to continue to enhance our product lines to meet the needs of our customers. In addition, many of our competitors have substantially greater financial, management, marketing and technical resources than we have. Many of our competitors have well established relationships with our current and potential customers, extensive knowledge of the market and extensive product development, sales and marketing resources. These competitors may be more successful than us at developing and marketing products in our markets.

           Because there are relatively low barriers to entry in a number of our markets, we also can expect additional new competition from other established and emerging companies. Increased competition in our markets, including from companies with substantial resources, could result in price reductions, fewer customer orders, reduced gross margins and loss of market share. Any one of these results could adversely affect our business. For example, given the growth and adoption of Java, we are observing increased attention on the market for Java development technologies, and expect additional new entrants. For example, certain vendors which have previously not focused significant resources on the Java development market have altered their product strategies to incorporate Java development offerings. Because we are dependent on the market for Java development for a substantial portion of our revenue, increased competition in this market could damage our competitive position and significantly affect our operating results. Similarly, the market for development technologies to enable Web Services is receiving increased attention and is likely to become intensely competitive.

Bundling arrangements or product give-aways by our competitors, including freely available development technologies, may diminish demand for our products or pressure us to reduce our prices.

           Certain of our competitors, such as those that are primarily hardware vendors or platform providers, generate a substantially greater proportion of their sales in markets in which we do not directly compete. In addition, we believe a number of such competitors view sales of products such as development technologies as important for enhancing the functionality of their core products, as well as the demand for such products. As a result, certain such companies may offer products that compete with our offerings bundled with their other products, such as application servers, work stations, personal computers, operating systems and databases. In such event, the effective price for products that compete with our products may be heavily discounted or offered at no charge. Such competitive pressures could require us to reduce the price of our products and related services and adversely affect our operating results. Similarly, certain industry alliances and arrangements exist or may be formed in the future under which companies in markets in which we do not compete ally with companies in our markets to bundle products in order to help increase respective market shares. Such arrangements may result in lower effective prices for products that compete with our offerings than our own prices, putting pressure on our business and diminishing our competitive position.

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

If the wireless and mobile application market does not develop as anticipated our future growth may be negatively impacted.

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
success in marketing of wireless applications and services by a limited number of communication service providers, including pricing;

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

If our development products for Microsoft .NET are not successful, our business would be harmed.

            We are currently investing resources into our research and development efforts for Microsoft .NET development products. Microsoft .NET is Microsoft’s new operating environment for software applications. While we are releasing development products that support the .NET environment, our business would be harmed if we are unable to develop an effective development product for the .NET environment that addresses the needs of our customers, or if our competitors, particularly Microsoft, develop such products more effectively than we do. In addition, despite our efforts to provide effective and compatible development products for the .NET environment, customers may still elect to use an all-Microsoft development environment. Furthermore, the success of our .NET products is dependent upon Microsoft gaining market acceptance of its .NET environment. If Microsoft’s .NET environment does not gain market acceptance or gains acceptance more slowly than we anticipate, our investments in .NET compatible products may not generate their anticipated return. In conjunction with .NET, Microsoft has a new development language, C#. An alternative to Java, C# is an object-oriented programming language and is based on C++. We believe that C# is gaining in market acceptance. We do not, however, currently offer a development product for the C# programming language. If certain emerging programming languages, such as Microsoft’s C#, gain significantly in popularity and we do not offer a development technology to facilitate development in such languages, our competitiveness could be diminished and our results adversely impacted.

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

           Ingram Micro, one of our major distributors, accounted for approximately 17% and 14% of our total revenue for the three and nine months ended September 30, 2002, respectively. Ingram Micro accounted for approximately 13% of our total revenue during the year ended December 31, 2001 and 12% of total revenue during the year ended December 31, 2000. We expect that Ingram Micro will continue to be a significant distributor and a small number of distributors will continue to account for a significant portion of our revenue for the foreseeable future. Our inability to increase the number of our distributors or the loss of any one major distributor like Ingram Micro could limit our ability to maintain or increase our market share, or could cause our revenue to drop quickly and unexpectedly.

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

           We use and will continue to use encryption technology licensed by third parties in some of our products, such as in Borland Enterprise Server, to provide security for the exchange of our customers’ confidential information. Encryption technologies have been breached in the past. There can be no assurance that there will not be a compromise or breach of our security technology. If such a breach were to occur, it could have a material adverse effect on our reputation and sales of our application infrastructure products.

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

           Like the publicly-traded securities of other high technology companies, the market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. During the period from September 30, 2001 to September 30, 2002, the price of our common stock has ranged from a low of $6.48 on July 12, 2002 to a high of $18.40 on January 11, 2002. On November 12, 2002, the most recent practicable date prior to the filing of this Form 10-Q, the closing price of a share of our common stock on The Nasdaq Stock Market was $12.50. From time to time, the market price of our common stock may be significantly affected by a number of factors, including, but not limited to, the following:

announcements of new products or product upgrades by us or our competitors;

announcements of the acquisition of new products or business;
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

           Several outside investors in Borland may own significant portions of our common stock. If these stockholders were to sell significant amounts of their Borland stock, then the market price of our stock could be negatively impacted. The effect of such sales, or of significant portions of our stock being offered or made available for sale, could result in strong downward pressure on our stock. Investors should be aware that they could experience significant short-term volatility in our stock if such stockholders decide to sell a substantial amount of their Borland stock at once or within a short period of time.

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

           As a software company, our intellectual property rights are among our most valuable assets. We rely on a combination of patent, copyright, trademark, trade secret laws, domain name registrations, confidentiality agreements and other contractual arrangements, and methods to protect our intellectual property rights, but these measures may provide only limited protection. The protective steps we have taken may be inadequate to deter misappropriations of our intellectual property rights. In addition, it may be possible for an unauthorized third party to reverse-engineer or decompile our software products. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights, particularly in certain international markets. Litigation may be necessary to protect our intellectual property rights, and such litigation can be time consuming and expensive. We have 99 issued U.S. patents, 10 issued foreign patents and additional pending applications for U.S. and foreign patents. It is possible that some or all of our patents may be challenged, invalidated or circumvented. It is also possible that our pending patent applications may never result in issued patents, and if they do result in issued patents, those patents may be invalidated. In addition, effective protection of intellectual property rights is unavailable or limited in some foreign countries, making the possibility of misappropriation of our intellectual property more likely. Current laws in the United States that prohibit copying give us only limited practical protection from software “pirates,” and the laws of many other countries provide very little protection. Policing unauthorized use of our products is difficult, expensive and time consuming and we expect that software piracy will be a persistent problem for our software products. In addition, the unique technology of the Internet may tend to increase, and provide new methods for, illegal copying. Accordingly, we cannot be certain that we will be able to protect our intellectual property rights against unauthorized third-party copying or use. This could materially and adversely affect our competitive position.

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

           Our corporate headquarters and most of our research and development operations are currently located in Northern California, an area known for significant seismic activity. Seismic activity, such as a major earthquake, could have a material adverse effect on our business, financial condition and operating results. We currently do not have a formal disaster recovery plan nor do we currently maintain property and casualty insurance coverage for seismic activity. Additionally, we may not carry sufficient business interruption insurance to compensate us for any losses that we may sustain as a result of any seismic activity.

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

           During the three months and nine months ended September 30, 2002, we have recorded net foreign exchange losses of $0.5 million and $1.5 million, respectively. The foreign exchange losses for the three months ended September 30, 2002 were generated primarily due to the strength of the dollar against the Brazilian Real. The foreign exchange losses for the nine months ended September 30, 2002 were generated primarily due to the weakness of the dollar relative to the Euro and the strength of the dollar against the Brazilian Real. It is uncertain whether these currency trends will continue. If these currency trends continue, we will continue to experience foreign exchange losses on our intercompany receivables and trade receivables and payables denominated in currency other than the functional currency of the reporting entity to the extent that we have not hedged the exposure with foreign currency forward exchange contracts. Such foreign exchange losses could have a material adverse effect on our operating results and cash flows.

           During the three months and nine months ended September 30, 2002, we recorded a foreign currency gain of approximately $0.6 million and $0.2 million, respectively, as part of other comprehensive income due to foreign currency movements on our long-term intercompany balances. As of September 30, 2002, we had $9.3 million, $2.9 million and $1.8 million in long-term intercompany balances that will be denominated in Australian dollars, Singapore dollars and Brazilian Real, respectively.

           The table below provides information about our derivative financial instruments, comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates and the estimated fair value as of September 30, 2002. All instruments mature within twelve months (dollar amounts in thousands).

	Notional Amount	Average Contract Rate	September 30, 2002 Net Fair Value
Foreign currency forward exchange contracts:

Euro	3,555	0.9744	50
Australian Dollar	5,655	1.8481	(19)
New Zealand Dollar	182	0.4670	(1)
Singapore Dollar	1,911	1.7790	—
South Korean Won	2,971	1.2320	(23)
Hong Kong Dollar	1,218	7.8008	—
Taiwan Dollar	375	39.9100	—
Japanese Yen	445	121.4100	(1)
British Pounds	508	1.5690	—
Swedish Krone	134	9.3127	(1)
Chinese Reminbi	833	8.2786	—
Brazilian Real	1,725	3.7400	2
Indian Rupee	912	48.7500	(7)

Total	20,424		—

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

           We mitigate default risk by investing in securities rated of at least A2/P2 as published by Standard and Poor’s and Moody’s and by constantly positioning our portfolio to respond appropriately to a significant changes in the credit rating of any investment issuer. Our portfolio includes only marketable securities with active secondary and resale markets to ensure portfolio liquidity.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio (dollar amounts in thousands).

	2002	2003	2004	2005	2006	There- after	Total
	(in thousands)
Cash equivalents
Fixed rate	$202,038	—	—	—	—	—	$202,038
Average interest rate	1.98%	—	—	—	—	—	1.98%
Short-term investments
Fixed rate	$44,467	$62,829	—	—	—	—	$107,296
Average interest rate	2.90%	2.87%	—	—	—	—	2.89%

Credit Risks

           Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. Our cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At September 30, 2002, one customer, a U.S. based distributor, accounted for approximately 17% of total accounts receivable. As of September 30, 2002, no other group or single customer represents greater than 10% of total accounts receivable.

Item 4. Controls and Procedures

           (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

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

Item 5. Other Information

Sale of Property

           On September 30, 2002, we entered into a definitive agreement to sell our remaining commercial real estate in Scotts Valley, California for $14.0 million in cash, subject to certain closing conditions. On November 1, 2002, in accordance with the terms of the agreement, the prospective buyer elected not to close on the purchase and the agreement was terminated.

           The property consists of two office buildings, which formerly served as Borland’s headquarters, located at 1700-1800 Green Hills Road. The buildings are comprised of approximately 135,000 square feet of space and were constructed in 1988. We have not occupied any of these buildings for a number of years and had been leasing the space to third parties.

BoldSoft MDE Aktiebolag

           On October 4, 2002, we acquired assets of privately-held BoldSoft MDE Aktiebolag, headquartered in Stockholm, Sweden, a provider of next-generation, Model Driven Architecture (“MDA”) technology designed to accelerate the application development lifecycle. The purchase price was $0.7 million in cash for the purchase by Borland of all of the intellectual property assets of BoldSoft and the purchase by Borland B.V. of all assets other than intellectual property. We do not expect this acquisition to have a material impact on revenues or net income for 2002.

Starbase Corporation

           On October 8, 2002, we entered into an Agreement and Plan of Merger with Starbase Corporation, a Delaware corporation, and Galaxy Acquisition Corp. (“Galaxy”), a Delaware corporation and wholly owned subsidiary of Borland. Starbase provides software configuration and requirements management tools to assist in managing development projects from inception to deployment and maintenance. Pursuant to the merger agreement, on October 11, 2002, we commenced a tender offer for all outstanding shares of Starbase’s common stock at a price of $2.75 per share for total consideration of approximately $24.0 million in cash, subject to certain conditions, including the tender, without withdrawal prior to the expiration of the offer, of at least a majority of Starbase’s outstanding shares of common stock, including shares subject to Starbase stock options with an exercise price per share less than $2.75. We expect to incur between $7.0 million and $12.0 million in acquisition and transaction costs.

           In connection with the merger agreement, we also agreed to make available to Starbase bridge financing of $2.0 million to fund its operations until the transaction is completed. As of November 12, 2002, $750,000 has been loaned by us to Starbase. Subject to certain exceptions, the bridge financing will mature upon the earliest of 1) the date the merger agreement is terminated, 2) the date on which an event of default occurs as defined by the bridge financing documents (including a breach by Starbase of the merger agreement) or 3) December 15, 2002. Upon the consummation of the merger of Galaxy with and into Starbase pursuant to the merger agreement, the obligations under the bridge financing shall be deemed satisfied in full. The bridge loan bears an annual interest rate of eight percent and is secured by substantially all the assets of Starbase, including without limitation its intellectual property.

           Simultaneous with the execution of the merger agreement, all of the directors and certain of the executive officers of Starbase entered into agreements pursuant to which they agreed to tender shares of Starbase held by them, which represent in the aggregate approximately 0.94% percent of the outstanding shares of Starbase’s common stock as of October 8, 2002.

           Borland and Galaxy commenced the offer on October 11, 2002. The offer and withdrawal rights were initially scheduled to expire at 12:00 midnight, EST, on November 8, 2002. In accordance with applicable law and the merger agreement, Borland has extended the offer and the offer is currently scheduled to expire at 12:00 midnight, EST, on November 22, 2002, unless further extended.

           The merger agreement also provides that following consummation of the offer and the satisfaction or waiver of certain conditions, Galaxy will be merged with and into Starbase with Starbase surviving the merger as a wholly owned subsidiary of Borland, and all remaining outstanding publicly-held shares of Starbase common stock (other than shares held by Starbase stockholders who properly exercise their appraisal rights under applicable law) will be converted into the right to receive $2.75 per share in cash.

For further information refer to our Tender Offer Statement on Schedule TO filed with the Securities and Exchange Commission on October 11, 2002, as amended.

TogetherSoft Corporation

           On October 29, 2002, we entered into an Agreement and Plan of Merger and Reorganization with TogetherSoft Corporation, a Delaware corporation, Targa Acquisition Corp. I, Targa Acquisition Corp. II, and certain stockholders of TogetherSoft as stockholders’ agents. TogetherSoft is a leading provider of design-driven development solutions designed to accelerate the software development process. Pursuant to the merger agreement, Targa Acquisition Corp. I will be merged with and into TogetherSoft, immediately followed by the merger of TogetherSoft with and into Targa Acquisition Corp. II. Following these transactions, the separate existence of TogetherSoft will cease and Targa Acquisition Corp. II will continue as the surviving corporation and a wholly owned subsidiary of Borland. An aggregate of 9,050,000 shares of Borland common stock will be issued, and $82.5 million in cash will be paid, to TogetherSoft stockholders on a fully diluted basis in connection with the merger, subject to potential reduction for certain expenses. We expect to incur between $12.0 and $15.0 million in acquisition- and transaction-related expenses. Consideration having a value of $26 million at closing will be held in escrow subject to certain indemnification provisions. This consideration will be released to the stockholders at various times beginning eighteen months after the close of the transaction and ending on the fifth anniversary of the closing date. The foregoing description of these transactions does not purport to be complete and is qualified in its entirety by reference to the complete text of the merger agreement, which is included as Exhibit 2.2 hereto.

           In connection with the merger agreement, the directors, the executive officers and certain other TogetherSoft stockholders have entered into agreements pursuant to which such stockholders have agreed to vote all shares of TogetherSoft held by them in favor of the adoption of the merger agreement. As of October 29, 2002, shares subject to such voting agreements represent in the aggregate approximately 67.5% of the outstanding shares of TogetherSoft’s capital stock, which represent more than the number of shares of capital stock necessary to adopt the merger agreement under applicable law and take such other actions necessary to consummate the transactions contemplated thereby.

           The transaction is subject to regulatory approvals, including the approval by the California Commissioner of Corporations after a fairness hearing, and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and any applicable foreign antitrust laws, and certain other customary closing conditions.

Changes to Management Team

           On October 24, 2002, we announced the promotion of Frederick A. Ball from Executive Vice President and Chief Financial Officer to the newly-created position of Executive Vice President of Corporate Development and Mergers and Acquisitions. We also announced the appointment of Kenneth R. Hahn as our Senior Vice President and Chief Financial Officer.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit No.	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of October 8, 2002, by and among Borland Software Corporation, Galaxy Acquisition Corp. and Starbase Corporation (previously filed with the Commission on October 11, 2002 as an exhibit to Borland’s Tender Offer Statement on Schedule TO and incorporated herein by reference).

2.2

Agreement and Plan of Merger and Reorganization, dated as of October 29, 2002, by and among Borland Software Corporation, Targa Acquisition Corp. I, Targa Acquisition Corp. II, TogetherSoft Corporation, Peter Coad and Kurt Jaggers (previously filed with the Commission on November 1, 2002 as an exhibit to Borland’s Current Report on Form 8-K and incorporated herein by reference).

99.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.3	Employment Agreement between Kenneth R. Hahn and Borland Software Corporation, dated as of August 7, 2002. *++
99.4	Amendment to Employment Agreement between Kenneth R. Hahn and Borland Software Corporation, dated as of October 22, 2002. *++

*	Filed herewith.
++	Management contract or compensatory plan or arrangement.

           A copy of any exhibit referenced above will be furnished (at a reasonable cost) to any stockholder of Borland upon receipt of a written request. Such request should be sent to Borland Software Corporation, 100 Enterprise Way, Scotts Valley, California 95066-3249, Attention: Lynne Farris, Director of Investor Relations.

B. Reports on Form 8-K

During the three months ended September 30, 2002, Borland filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

1.	Form 8-K filed on July 29, 2002 announcing the settlement of a patent dispute with WebGain, Inc.

2.

Form 8-K filed on August 15, 2002 disclosing under Regulation FD the filing of certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to its Quarterly Report on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BORLAND SOFTWARE CORPORATION (Registrant)

Date: November 13, 2002

/ s / KENNETH R. HAHN

Kenneth R. Hahn Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Dale L. Fuller, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Borland Software Corporation (“registrant”);

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11.13.2002

/s/ DALE L. FULLER

Dale L. Fuller
Chief Executive Officer & President

Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Kenneth R. Hahn, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Borland Software Corporation (“registrant”);

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/13/02

/s/ KENNETH R. HAHN

Kenneth R. Hahn
Senior Vice President & Chief Financial Officer