Form 10-K
period 2002-12-31
BORLAND SOFTWARE CORP
filed 2003-03-28
CIK 853273

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-16096

BORLAND SOFTWARE CORPORATION

(Exact name of Registrant as Specified in Its Charter)

Delaware	94-2895440
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Enterprise Way, Scotts Valley, California 95066-3249

(Address of Principal Executive Offices) (Zip code)

(831) 431-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.01 PER SHARE

RIGHTS TO PURCHASE SERIES D JUNIOR PARTICIPATING PREFERRED STOCK

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether registrant is an accelerated filer.  Yes  ☒    No  ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing sale price of our common stock on June 28, 2002 was approximately $726,548,765. Shares held by each executive officer and director of the registrant and by each person who owns ten percent or more of the outstanding common stock have been excluded from this computation because such persons may be deemed affiliates of the registrant. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

The number of shares of our common stock outstanding as of February 28, 2003 was 80,305,375.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Form 10-K is incorporated therein from our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders (“Proxy Statement”), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2002.

BORLAND SOFTWARE CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2002

i

A CAUTION ABOUT FORWARD-LOOKING STATEMENTS

The statements made throughout this Annual Report on Form 10-K, or Form 10-K, that are not historical facts are forward-looking statements and, accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements.

These forward-looking statements may relate to, but are not limited to, future capital expenditures, acquisitions, timing of the integration of acquired businesses, the ultimate cost of acquired businesses, revenue “pipeline,” revenues, including revenues from recently acquired businesses, cash flows, earnings, margins, costs, strategy, demand for our products, market and technological trends in the software industry, effective tax rates, interest rates, foreign currency exchange rates and inflation and various economic and business trends. Generally, you can identify forward-looking statements by the use of words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “goal,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue” and similar expressions or the negative or other variations thereof. Examples of sections containing forward-looking statements include the “Strategy,” “Strategy in Depth,” “Our Business and Its Evolution” and other sections of Part I, Item 1, entitled “Business,” and Item 7, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described under “Factors That May Affect Future Results and Market Price of Stock” and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission, referred to herein as the SEC or the Commission, or in materials incorporated by reference herein or therein. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material and adverse effect on our business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for us to predict new factors, nor can we assess the potential effect of any new factors on us.

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

GENERAL INFORMATION

We were incorporated in California in 1983, re-incorporated in Delaware in 1989 and have been a publicly-traded company since 1989. We maintain our executive offices at 100 Enterprise Way, Scotts Valley, California 95066-3249, and our main telephone number at that location is 831-431-1000. We also maintain a website on the Internet at www.borland.com and a community site at http://bdn.borland.com.

All Borland brand and product names are trademarks or registered trademarks of Borland Software Corporation in the United States and other countries. This Form 10-K also contains additional trade names, trademarks and service marks of other companies. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply a relationship with, or endorsement or sponsorship of, us by these other parties.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers (including us) at its website www.sec.gov. We make available free of charge on or through our Internet website located at www.borland.com our SEC filings on Forms 10-K, 10-Q and 8-K and any amendments to those filings as soon as reasonably practicable after electronic filing with the SEC.

PART I

ITEM 1.     Business

Overview

We are a leading global provider of software development and application infrastructure solutions. We provide our customers with a comprehensive solution designed to help them deliver better software faster by offering products that address the definition, design, development, testing and deployment phases of the application development lifecycle and that help customers manage software development projects from beginning to end, or software configuration management (SCM). Our standards-based solutions are designed to improve software quality, accelerate the delivery of software, lower the cost of ownership and reduce risk of errors. We have an installed base of over three million users worldwide, including leading enterprises in the following industries: high technology, telecommunications, government contractors in the fields of space and defense and financial services.

With the compression of business cycles and a challenging economic environment, corporations are increasingly demanding more speed, more reliability and a higher return on investment from the software that facilitates their operations. In this environment of heightened expectations, we believe existing “point solutions” that help developers only with a particular aspect of the application development lifecycle or solutions that rely exclusively on one technology platform are proving inadequate for the complex needs of development teams. To deliver the highest quality software quickly, development teams need a platform independent development solution that helps teams with the major phases of the application development lifecycle—definition, design, development, testing and deployment—and that helps teams manage software configuration.

We believe that our customers turn to us because our products and services offer the following benefits:

•	Comprehensive Solution. Following our recent acquisitions, we now offer our customers products and services for each of the key phases in the application development lifecycle. We believe this comprehensive solution helps our customers to rapidly and effectively create and implement applications critical to their businesses. Because we offer an integrated development solution that addresses each of the key phases in the application development lifecycle, we offer our customers a single vendor to resolve their technological issues.

•	Value Proposition. Our products are designed to allow companies to deploy their applications in environments that utilize a variety of technology platforms and to deploy web strategies for e-business applications integrated with legacy client-server software and hardware architecture. By doing so, our products enable businesses to increase the value of their existing infrastructure and minimize the need for new computing infrastructure investment.

•	Accelerated Application Development and Deployment. Our products are designed to maximize developer productivity by simplifying the process of defining, designing, developing, testing and deploying software applications and by providing teams with valuable SCM capabilities. As a result, our customers can create higher-quality applications and deliver their applications faster.

•	Quality Enhancement. Our products are designed to enhance the quality of the applications our customers produce. Various products in our comprehensive solution help developers audit the quality of the code that they produce, enhance the performance and efficiency of their code and assure higher-quality code by testing it for defects and against required parameters.

•	Freedom of Choice. Our products are designed to work with all major technology platforms. In addition, unlike software solutions from major system vendors that force customers to purchase all of their technology infrastructure on a particular platform, our products are designed to provide interoperability between competing technologies. This provides customers with the flexibility to choose the best solution, technology and vendors and still achieve a fully integrated solution for software implementation.

•	Superior User Experience. We believe customers turn to us because our solutions provide them with a high-quality user experience. Our products have won numerous awards, and we maintain an installed base of more than three million users worldwide.

Our goal is to become the leading provider of technology solutions for the rapid and effective creation and implementation of software applications, particularly in Java, .NET and C++. Key elements of our strategy to achieve this goal include:

•	delivering our comprehensive application lifecycle management solutions to large enterprises;

•	increasing our leadership in Java solutions;

•	developing leading solutions for the .NET platform;

•	increasing the level of integration of our suite of products in a way that makes our solution more effective and easier to use;

•	promoting platform independence and interoperability by developing products for the development of applications spanning multiple platforms and heterogeneous environments;

•	capitalizing on the strength of the “Borland” brand and our worldwide distribution network to sell our new solutions to a broader base of potential customers; and

•	focusing on the needs of our installed base.

We support our growth strategy through focused sales and marketing efforts and through particular attention to our research and development activities.

Industry Background

Businesses are utilizing technology to maximize the productivity of their companies. As a result, a company’s operational success can depend on the strength of its information technology assets, particularly its software. In such an environment, the ability to develop and implement productivity-enhancing software efficiently becomes increasingly important.

Traditionally, software developers designed, coded and deployed products without properly focusing on design parameters, without ensuring that the software was sufficiently well-coded for the task being addressed and without testing adequately to ensure that it was ready for deployment. As a result, many software implementations were never completed and attempts at implementation have resulted in a drain on developer resources as they attempt to fix these inherent deficiencies. We believe that such time-intensive, frustrating and costly processes are not practical in today’s economic environment. Speedy and effective development of applications becomes vital when productivity-enhancing applications are needed to counter the effects of changing business conditions or emerging competitive threats.

To assist in the development process, developers initially turned to multiple, non-integrated development tools that helped with discrete aspects of the definition, design, development, testing, change management and deployment of software. Unfortunately, software application development is growing increasingly complex due to shifting standards and increasing requirements, and enterprises are increasingly operating in heterogeneous computing environments. As a result, enterprises are demanding development software that simplifies these complexities, reduces the time-to-market of deploying applications across multiple platforms and causes minimal disruption to an organization. In this environment, we believe existing development software that focuses on a particular aspect of the application development lifecycle or a particular architecture will fail because it does not fully support the complex needs of an enterprise’s developers. We further believe that technology that simplifies and automates the application development lifecycle is invaluable because it allows enterprises to produce and install robust, productivity-enhancing applications in a timely and efficient manner.

In today’s difficult economic times, enterprises are also focused on maximizing the value that they can mine from their existing information technology investments. To do so, developers must integrate and enhance the scalability, reliability and manageability of existing information technology and utilize it when introducing new technology platforms. However, this process is among the most complex and costly parts of the software implementation. As a result, developers need application development software that re-purposes existing software code for deployment to these new platforms and that maintains and integrates legacy client-server software and hardware architecture. We believe that technology facilitating interoperability between new platforms and functioning legacy systems helps companies overcome these challenges.

Finally, the growth and expansion of the Internet has further increased the pressure on enterprises to implement new software applications quickly. The Internet has also increased the challenges involved in doing so. The Internet gives corporations the flexibility to revise their products and service offerings frequently and allows organizations to keep up with the growing and changing needs of their customers. However, applications that utilize the benefits of the Internet, known as e-business applications, need to be integrated with existing systems and data. Unfortunately, the programming languages best adapted for the creation of e-business applications, particularly modular or object-oriented programming languages such as Java, are sophisticated, and many developers lack the requisite skills and tools to use the power of these languages. As a result, to effectively exploit the promise of the Internet, enterprises need technology that simplifies and automates the process of creating and deploying e-business applications.

Several other emerging trends further highlight the need for technology that helps streamline the application development lifecycle for enterprises:

•	The emergence of the .NET platform as Microsoft’s enterprise managed code platform alternative to Java and the adoption of C# as an important language for .NET development has created the need for software application development solutions for both the creation of new applications for, and the porting of existing applications to, the .NET platform.

•	Increasingly complex software components—such as pre-written, reusable, combinable building blocks of Java software code known as Enterprise JavaBeans, or EJB—have created a need for technology to ease testing, assembly and maintenance of these components. Development, testing and deployment of scalable enterprise-level applications using EJBs has significant potential benefits, but is challenging.

•	Shifting or evolving technology standards makes compliance challenging and creates a need for technology that automatically enables applications compliant with these latest industry standards. These standards include extensible markup language, or XML, for enabling applications in Java, the Microsoft .NET platform and the subtly varying approaches to these and other standards used by a host of different technology vendors.

•	The emergence of new technology platforms, including Linux, as open-sourced alternatives to proprietary operating systems has created the need for products to simplify these new technologies for use by developers unfamiliar with them.

•	With enterprises implementing mobile strategies, sophisticated software applications are being extended to mobile and wireless devices. The variety of these devices is substantial, creating a need for technology that permits companies to develop and deploy mobile and wireless applications efficiently without worrying about differing technical and physical characteristics.

In this environment, we believe enterprises need application development solutions that:

•	accelerate application development and deployment by providing technologies for each of the phases of the application development process;

•	are platform-neutral, facilitate interoperability and allow for maximum flexibility and freedom of choice in an increasingly cross-platform world;

•	lower the cost of ownership and enhance the return on investment from existing technology infrastructure by integrating it with new software applications; and

•	provide the simplicity and developer control needed to maximize developer productivity through our comprehensive integrated solution.

Our Integrated Solution

Our integrated suite of products is designed to assist in the rapid and effective development and deployment of software applications critical to our customers’ businesses. We believe our platform-independent solutions maximize development team productivity, ensure higher-quality code and increase the value that enterprises can mine from their existing technology infrastructure. Our integrated development solutions are designed to address the various dimensions of an application’s lifecycle—definition, design, development, testing and deployment—in one cohesive environment, and to provide valuable SCM capabilities.

Definition Products.    CaliberRM is our web-based requirements management system that manages the evolution of product requirements as well as the relationship between requirements and documentation, tests, models and code. Once the requirements are captured in CaliberRM, the development, documentation, test creation and project management processes can begin in parallel.

Design Products.    Our Borland Together family of products provides the modeling capabilities to help simplify the application development lifecycle. Borland Together ControlCenter’s, or TCC’s, simultaneous round-trip technology is designed to ensure that changes made to application code are immediately reflected in visual model designs. This enables developers to collaborate across modeling and code development disciplines, which we believe improves productivity, reduces development time and improves the quality of applications. Deployable on most leading platforms, including IBM WebSphere, BEA WebLogic, Sun Solaris, Apple Mac OS X and Jboss, TCC also performs integrated model-to-code audits that allow developers to build maintainable and higher-quality code.

Development Products.    For the development phase, we offer our JBuilder, Delphi, Kylix and C++Builder integrated development environments, or IDEs, each focused on a different platform (Java, Windows/.NET, Linux and C++, respectively). Our IDEs are designed to provide easy-to-use aides, templates and utilities for developers to rapidly build and troubleshoot complex software applications.

JBuilder is a leading cross-platform environment for building industrial-strength Java applications. JBuilder is designed to speed the development of Java 2 Enterprise Edition, or J2EE, applications, deliver web applications faster, increase code reliability and develop and deploy applications on Windows, Linux  or Solaris platforms.

Delphi is our development environment that is designed to provide fast delivery of high quality Windows applications.

Kylix is a leading Linux IDE. Kylix is equipped with C++ and Delphi languages to allow developers  to build rapid application development, or RAD, solutions and to port those applications cross-platform to Linux.

C++Builder is our C++ language development environment that is designed to provide American National Standards Institute, or ANSI, standard development of high-quality Windows applications.

Testing Products.    Our Optimizeit suite of performance management solutions is designed to improve the quality of the code developed by providing profiling and memory debugging to help eliminate performance bottlenecks, thread debugging to detect code deadlocks and stalls, and code coverage to locate untested code and identify and remove dead code. Recently, we have introduced Optimizeit ServerTrace, our pre-deployment phase testing solution, that is designed to allow customers to identify performance hazards before they impact business operations.

Software Configuration Management Products.    To manage the particular tasks of the application lifecycle, we offer our customers StarTeam, a leading SCM and change management solution that brings the application development lifecycle into a single repository. It includes version control, branching, resource allocation, threaded conversations and defect tracking capabilities. With its web-based architecture, data encryption and compression capabilities, StarTeam is a scalable solution that we believe is well-suited for distributed development teams.

Deployment Products.    We provide our customers with solutions that help them deploy and manage their e-business applications by providing them with embedded databases and allowing personal digital assistants, or PDAs, and other devices that incorporate embedded computers to be integrated with enterprise applications. Our deployment solutions include VisiBroker, our solution for distributed object computing, VisiBroker-RT, our Common Object Request Broker Architecture, or CORBA, solution for embedded applications, Borland Enterprise Server, our high-performance family of application servers for the deployment and integration of e-business applications within distributed networks, and JDataStore and InterBase, our small-footprint embedded databases.

Key strengths and benefits of our integrated solution include:

•	Comprehensive Solution. We offer our customers integrated development solutions that are designed to address the major dimensions of the software application development lifecycle—defining, designing, developing, testing and deploying of large-scale applications in a cohesive environment. In addition, our solution includes valuable SCM capabilities that provide development teams with not only frameworks for the discrete parts of the development process, but an integrated solution in which our many component products are designed to synchronize with one another. We complement our solutions with on-going support and expert consulting and training. As a result, customers who purchase our offerings can efficiently design, create, debug, test and deploy applications, and can manage software configuration, with the added benefit of having a single vendor to train personnel and resolve technological problems as they arise.

•	Value Proposition. Our products are designed to allow companies to deploy their applications in environments that utilize multiple technology platforms and to deploy web strategies for e-business applications integrated with legacy client-server software and hardware architecture. By doing so, our products enable businesses to increase the value that they can mine from their existing infrastructure to minimize the need for new computing infrastructure investment. Finally, our small-footprint, highly-optimized products are designed to fit smoothly into our customer’s IT environments.

•	Accelerated Application Development and Deployment. Our products are designed to maximize developer productivity by simplifying the process of defining, designing, developing, testing and deploying software applications and by providing valuable SCM capabilities. As a result, our customers create higher-quality applications, are more efficient and deliver their applications faster. For example, utilizing a visual “drag and drop” interface, developers can use our IDEs to combine pre-built, reusable components from our extensive component libraries or even import them from outside sources. In addition, many of the frustrating and time consuming parts of the development process can be done automatically in our IDEs, including the creation and editing of complex code and documentation. Code that is required based on an application’s visual design or for particular platform deployments is generated automatically. Documenting the complexities of the development process is also automated. Finally, with a coherent visual console, our tightly-integrated Borland Enterprise Server in turn is designed to simplify deployment and integration of resulting applications, particularly those using complex components.

•	Quality Enhancement. Our products are designed to enhance the quality of the applications our customers produce. Various products in our comprehensive solution help developers audit the quality of the code that they produce, enhance the performance and efficiency of their code and assure higher code quality by testing it against requirements and for defects. We are also committed to providing our customers with maximum flexibility and interoperability. For example, we introduced Delphi, the first IDE to provide integral and native support for the Web Services interoperability architecture and its associated standards, including XML and Simple Object Access Protocol, or SOAP.

•	Freedom of Choice. We design our platform-neutral solutions to give our customers maximum flexibility in their information technology decisions. Customers using Windows, Solaris, Linux and Mac OS X operating systems all have access to our IDEs. Databases from Oracle, Microsoft, Informix, IBM, Sybase and others are easily accessed through our development solutions along with our own JDataStore and InterBase databases. Applications can be developed for and deployed to web and application servers from BEA, Microsoft, Sun, Oracle, Sybase and Apache, or customers can choose the Borland Enterprise Server. In short, our customers have numerous choices for their system configurations and are not forced to purchase all of their technology infrastructure for a particular platform or from a particular vendor. In addition, with our VisiBroker technology, the foundation for Borland Enterprise Server, we allow client-server applications to communicate seamlessly across the competing hardware, operating systems and development languages. The result is both a highly-flexible and fully-integrated solution for software development and deployment.

•	Superior User Experience. We believe developers turn to us because our solutions provide developers with a high-quality user experience. As a result, our products have won numerous awards, and we maintain an installed base of more than three million users worldwide. A critical element of our enhanced user experience is its incorporation of new and emerging technologies. In 2002, we expanded our mobile device development strategy from Java solutions for Nokia, Siemens and Sprint PCS to include mobile C++ development for the Symbian operating system; we unveiled our first products for .NET and we integrated Web Services into all of our development products to enable customers to bridge the gap between Java and .NET. Our commitment to innovation, quality and performance has been honored by industry experts worldwide.

Our Business and its Evolution

As a leading global provider of technology for the application development lifecycle, our goal is to provide enterprises with the tools to gain a competitive advantage by accelerating the time-to-market of their applications and reducing the cost of development. By delivering integrated technology solutions that are designed to bridge the technical gaps between development functions, we seek to enable our customers’ development teams to work in an iterative, collaborative style.

Throughout our history we have shown a long-standing commitment to delivering effective and dependable application software development products. We have pioneered many new product categories and have continually refined our technology and offerings to meet the evolving demands of businesses. Below is a list of some of our major achievements in software development over the last twenty years:

Year	Achievement

1983

•      As an early mover in the software development space, we led C and C++ development and launched one of the first full-featured IDEs for the personal computer, or

       PC—Turbo  Pascal. Turbo Pascal made possible the commercial development of PC applications.

1993	• We introduced the first complete shrink-wrapped client-server development solution, the Borland Client/Server Pack.

1995

•      We introduced Delphi, a pioneering technology for the Microsoft Windows operating system that combined the RAD benefit of visual component-based design with the power of a native code compiler and scalable database access.

1996	• We introduced C++Builder, a development tool that combined the benefits of RAD with our C/C++ compiler to create an enterprise C++ development platform.

1997

•      We introduced JBuilder, our award-winning Java development environment, which has become an industry leader in all categories of Java development.

•      We acquired Visigenic Software, Inc., which enabled us to extend our application development expertise to enterprise application deployment.

2001

•      We launched Kylix, the first IDE designed exclusively for the Linux operating system.

       Kylix simplifies the porting of Delphi-based applications to the Linux operating system.

•      We introduced JBuilder MobileSet, a Java-based IDE specifically designed for wireless applications and Web Services-enabled upgrades to Borland’s existing development technologies.

2002

•      We introduced more than 15 new products and/or product releases, including Delphi 7

       Studio Architect with preview capabilities for the Microsoft .NET Framework and

       Borland C++ Mobile Edition for developing wireless applications.

•      We acquired Redline Software, Inc., known as VMGear, which enabled us to extend our application lifecycle management expertise to performance assurance and testing solutions.

•      We acquired assets of BoldSoft MDE Aktiebolag, or BoldSoft, a leader in Model Driven

       Architecture, or MDA, a provider of products designed to increase developer productivity.

•      We acquired 79% of Starbase Corporation, which enables us to provide our customers

       with both critical requirements definition and SCM capabilities. We acquired the        remaining 21% of Starbase Corporation in January 2003.

2003 (to date)

•      We introduced Optimizeit ServerTrace, which extends Borland’s presence in the testing space and is designed to provide Java testers with insights into the origins of performance hazards.

•      We shipped Borland Optimizeit Profiler for the Microsoft .NET Framework, which helps enterprises identify and remove performance hazards, speed the resolution of performance issues and increase developer productivity.

•      We acquired TogetherSoft Corporation, which allows us to offer cross-platform design and analysis during the development of complex software applications.

We believe this history of technological leadership and our consequent relationship of trust with the development community provides us with an opportunity to provide enterprises with solutions that help interdisciplinary development teams to develop better software applications faster.

Strategy

Our goal is to become the leading provider of technology solutions for the rapid and effective development and deployment of software applications, particularly in areas such as Java, .NET, C++ and wireless and mobile computing. Key elements of our strategy to achieve this goal include:

•	delivering our comprehensive application lifecycle management solutions to large enterprises;

•	increasing our leadership in Java solutions;

•	developing leading solutions for the .NET platform;

•	increasing the level of integration of our suite of products in a way that makes our solution more effective and easier to use;

•	promoting platform independence and interoperability by developing products for the development of applications spanning multiple platforms and heterogeneous environments;

•	capitalizing on the strength of the “Borland” brand and our worldwide distribution network to sell our new solutions to a broader base of potential customers; and

•	focusing on the needs of our installed base.

Strategy In Depth

The following is a detailed overview of our strategy:

Delivering comprehensive solutions to large enterprises.    With comprehensive solutions designed to simplify and automate the critical phases of the application development lifecycle and provide valuable SCM capabilities, we believe we have a significant opportunity to market our solutions to major global enterprises. With our strong position in the IDE market together with the strength of the architecture of our products, we believe we have key strategic opportunities for capturing more of the enterprise customer development market. First, a number of major global enterprises are already using our IDEs. As a result, we already have strong relationships with various global enterprises. Second, as the application development lifecycle is increasingly compressed, the tight integration between our definition, design, development, testing, change management and deployment solutions is increasingly attractive to enterprises. Third, only a handful of our infrastructure competitors also offer high-performance IDEs. Relative to those few major competitors that do offer high-performance IDEs, we pride ourselves on our products’ ability to integrate smoothly into existing environments. As a result, we believe we are in a position to obtain a critical foothold through our IDEs, even if an enterprise is not yet prepared to upgrade their remaining application infrastructure software.

Elements of our comprehensive strategy to continue to successfully market the range of our products into large enterprises involve:

•	tightly linking our products with one another, especially with our JBuilder products, to create a “pull through” effect, including demonstrating the performance advantages of our other development and deployment products to our loyal customers. For instance, JBuilder Enterprise includes a Borland Enterprise Server development license to enable developers to develop and test their applications in run time environments;

•	targeting vertical markets such as financial services, technology, telecommunications and aerospace and defense industries, where we have traditional strength and experience and where the performance advantages of our products—including reliability, security and scalability—are particularly important;

•	continuing to strengthen our direct sales force;

•	leveraging key relationships, including with major systems integrators, to obtain access to additional new enterprise accounts and verticals, including large local, state and federal government accounts and government contractors in the areas of space and defense;

•	marketing through our own consulting engagements and professional services staff;

•	strategically utilizing customer feedback to improve our products;

•	marketing our aggressively-priced Borland Enterprise Server, Web Edition, to non-developer decision-makers in order to gain an entry to demonstrate to them the strengths of our deployment technologies; and

•	synchronizing the release cycles for our development and deployment products.

Increasing our leadership in the Java market.    We intend to grow our revenues by focusing on Java and Java-based development technologies. For some time, we have been a leading provider of development solutions for Java, specifically our JBuilder IDE. Recently, we strengthened our position in the Java market by integrating JBuilder with Together ControlCenter’s leading design capabilities. If we continue to enhance JBuilder’s performance and functionality and leverage our strong reputation in the developer community, we believe we can extend JBuilder’s leadership position in this market as well as capture additional Java developer seats. According to a Fall 2002 survey by Evans Data, an independent research firm, the number of Java developer seats is expected to increase to 61% of developers in North America and 52% of developers internationally. In addition, based on our experience, numerous existing Java developers often do not use any development technology at all. We believe these developers would experience dramatic improvements in efficiency and time-to-market using JBuilder’s integrated suite of productivity tools and wizards. We believe that our suite of tools helps solidify our Java development leadership relative to the current competition, none of whom we believe can deliver a solution that meets the needs of the entire application development lifecycle in the way that we can.

The fact that Java and Java standards are still evolving is, we believe, a critical advantage for us as we target the broader Java implementation market. We plan to leverage our development expertise to spur demand throughout our comprehensive product line. While high-quality upgrades of JBuilder will be needed to allow developers to capture the benefits of the language’s evolving standards and usability, effectively using these new Java applications will require products and upgrades throughout the lifecycle, including tightly-linked deployment products facilitating front- and back-end integration. For example, the recent emergence of Jakarta Struts as an advanced web development paradigm gives us the opportunity to extend the appeal of JBuilder and license additional upgrades to JBuilder 8 Enterprise edition. We envision a future in which implementation technologies will be necessary to support Java development and deployment to a wide variety of future devices and appliances. We believe our active influence on Java’s evolution and direction through our participation in key Java industry groups, including as an executive member of the Java Community Process, or JCP, will help us shape this future and benefit from Java’s spread and proliferation through our product line.

Developing leading solutions for the .NET platform.    A key part of our strategy is to develop solutions for the .NET platform. The emergence of the .NET platform as Microsoft’s enterprise managed code platform alternative to Java and the continued adoption of C# as an important language for .NET development has created the need for products that address each of the key steps in the software application development lifecycle for the .NET platform. Not only will development tools be required by enterprises, but so too will testing, design and modeling tools that increase efficiency and time-to-market. We are currently beta testing our C# development environment for the .NET platform. In addition, we have released Optimizeit Profiler for ..NET, a testing product for the .NET platform. To develop application lifecycle solutions for the .NET platform, we are focused on enhancing our strategic relationship with Microsoft, and we will continue to invest in research and development efforts related to solutions for the .NET platform.

Increasing the integration of our suite of products. We are committed to constantly improving the level of integration of our products to offer our customers a more deeply connected solution. Presently, we offer our customers solutions in which our products are aware of one another and to some extent automatically synchronize with one another. In the future, we intend to integrate our solutions so that the discrete projects appear to be one on the desktop, and ultimately, to integrate our solutions to a level that delivers new features not before possible. We believe our ability to constantly improve the level of integration of our products will create a superior user experience for our customers, and, as a result, create even greater loyalty among our customers and drive new customers to our solutions.

Promoting platform independence and interoperability.    Our focus on Java development solutions underscores our commitment to technology independence, as Java applications run on most major operating systems with little additional configuration. In addition, we have designed and will continue to develop solutions for Linux and Microsoft’s .NET platform. By supporting all major platforms, we believe we maximize our opportunity for success regardless of which programming platforms or operating systems emerge as market leaders. Databases from Oracle, Microsoft, Informix, IBM, Sybase and others are accessed through our development solutions. Applications can be developed for, and deployed to, application servers from BEA Systems, Microsoft, Sun, Oracle, Sybase and Apache. By facilitating cross-platform development and interoperability, we are positioned to profit from applications that are developed and deployed on new platforms. We believe that products that facilitate cross-platform development and interoperability represent a key revenue opportunity in the future, and we intend to take advantage of this opportunity.

Capitalizing on the strength of the “Borland” brand and our worldwide distribution network to sell our new solutions to a broader base of potential customers.    Constant attention to our installed developer base and their basic needs is the reason we believe the Borland brand is among the most respected brands known to software professionals worldwide. We believe that Borland stands for quality, performance and innovation. We believe our brand also stands for solutions that enable developers to increase productivity and deliver high-performance projects faster and on budget. A critical underpinning of all elements of our strategy—whether delivering high quality product upgrades to our installed base, selling new solutions that we recently introduced or providing comprehensive applications lifecycle management solutions to large global enterprises—is to capitalize on the “Borland” brand.

Specifically, we believe we have a significant and emerging opportunity to further capitalize on the strength of our brand in the international market. This is particularly true as our core vertical markets—trained professionals in industries such as high technology, financial services, telecommunications and government contractors in the areas of space and defense—naturally expand with growth and economic development and/or changes in the geopolitical environment. While our international sales were $152.8 million in 2002, accounting for 62% of our revenue, international sales of our newly-acquired products, StarTeam and CaliberRM in particular, have been low historically. We intend to continue to focus aggressively on global markets and to promote our newly-acquired products in these markets to grow our international sales. We are also seeking to develop close relationships with foreign governments that we believe view adoption of IDEs, such as JBuilder or Kylix, in their countries as important to increasing the productivity and size of their developing high technology industries. Finally, we are also proactively working to augment opportunities in potentially large international markets by providing key underlying infrastructure and professional training. To that end, in January 2002, we acquired Advanced Training Center Ltda., or ATC, a Brazilian IT training company, to enhance our software development presence in the Latin American market.

Focusing on the needs of our installed base.    Our strategic focus on the large enterprise market does not mean we will overlook our core individual developer constituency. To the contrary, we intend to continue to nurture and grow this community—known as the Borland Developer Network—which we believe is among the most loyal and extensive installed bases in the software industry. The basic requirements of the Borland Developer Network are dependable high performance products that improve developer productivity and efficiency. In order to maintain and grow the Borland Developer Network, we listen carefully to its members and address their needs. We facilitate responsiveness to the Borland Developer Network through dedicated personnel—such as our Vice President of Developer Relations, David Intersimone—as well as through our community website and our annual user conference, “BorCon.” We also develop products centered around emerging technologies, as well as timely, dependable upgrades to our existing products, particularly Delphi and JBuilder. In 2002, we introduced 15 new products or upgrades, significantly enhancing the quality and flexibility of our existing technologies. We intend to continue to focus on improving the performance of our products in order to best serve these loyal customers and grow our revenues. For example, we have released Borland C++ Mobile Edition to support development to Symbian-based mobile phones, and we are currently beta testing a new C++ development solution to support the Microsoft .NET platform. In addition to giving us access to the ideas and creativity of a wide range of talented developers, we believe this focus on our installed base actually furthers our enterprise strategy. As members of the Borland Developer Network take positions in Fortune 1000 enterprises, our goal is for them to introduce the Borland products they are committed to and are trained on into the enterprise. We believe this “bottom-up” approach seeds the enterprise and provides a key advantage over our competitors as we simultaneously pursue a “top-down” enterprise-level direct sales strategy.

Recent Acquisitions and Other Initiatives

Our growth strategy depends on our ability to develop solutions that are increasingly integrated with one another, solutions that expand the breadth of support we provide to the development community and solutions for changing technology standards. To speed this growth, we have engaged in a number of acquisitions and continued our initiatives in support of wireless and mobile computing as well as Web Services.

Acquisitions.    In 2002, we advanced our objective of providing our customers with more complete, more robust development solutions by acquiring companies whose products extend the breadth of our application lifecycle solutions. In 2002 and early 2003, we completed the acquisitions of VMGear, BoldSoft, Starbase and TogetherSoft. Through these acquisitions, we were able to broaden and strengthen our product suite in the areas of performance assurance, requirements management software modeling and SCM, and we believe that these acquisitions fit squarely within our value proposition of increasing developer efficiency and productivity.

TogetherSoft. With our acquisition of TogetherSoft Corporation, or TogetherSoft, in January 2003, we are able to provide interdisciplinary development teams critical software design and analysis technology. By combining these solutions with Borland’s development solutions, we believe our combined solutions will enable developers to create complex business applications more rapidly.

Starbase. With the acquisition of Starbase Corporation, or Starbase, completed in January 2003, we acquired a leading requirements management technology that provides development teams with the requirements definition and management capabilities at the earliest project phases. We also acquired a change and configuration management technology that provides the change, versioning, configuration and audit capabilities that we believe developers need.

BoldSoft. Our October 2002 acquisition of certain assets of BoldSoft MDE Aktiebolag, or BoldSoft, is designed to accelerate our position as an independent path to the Microsoft .NET platform by adding design-driven development products that map the business model to a relational database and intuitively link modeling to the applications design environment with the goal of reducing total cost of ownership, speeding delivery of software and maintaining design integrity throughout the development process.

VMGear. Our January 2002 acquisition of Redline Software, Inc., also known as VMGear, allowed us to extend our footprint into another phase of Java application lifecycle management—performance assurance tools—as well as strengthen our Java research and development capabilities. Performance assurance differs from de-bugging in that it provides real time interactive analysis of the developer’s code, and proactively searches for and addresses bottlenecks. By giving developers this capability, VMGear’s Optimizeit technology enhances the performance of our IDEs, and we believe, directly supports the enterprise penetration potential for JBuilder.

In the future, we intend to consider additional acquisitions of technologies that we believe improve the range and depth of our application lifecycle solutions. We intend to focus on those strategic acquisitions that will provide us access to promising and complementary new technologies, research and development talent and potentially large customer bases, as well as those which could leverage the “Borland” brand and meet our strategic objectives.

Wireless and Mobile.    Through recent product introductions and relationships with leading technology companies, we have also extended our reach and expertise into the emerging field of mobile and wireless application development. While initially slow to grow, we believe that in the future wireless applications will grow in significance and impact. With increasingly sophisticated applications extended to mobile and wireless devices, we believe additional services and more compelling user experiences will increasingly be provided to consumers. In addition, enterprises are seeking to increase employee productivity by extending data and applications to mobile and wireless devices.

The complexity and variety of mobile devices now emerging is, we believe, an advantage for us, as we leverage our development expertise to provide the products that allow developers to concentrate on rapidly creating compelling applications rather than on the intricacies of the devices on which those applications will run. Consistent with our strategic focus on platform neutrality and interoperability, our goal is to provide development environments across the multiple mobile and wireless platforms now emerging, including Microsoft’s Windows CE, Symbian, RIM Wireless Handhelds, Palm, Linux and others. We initially focused our product introductions for wireless applications on the Java market because Java is an open-standard and robust platform well-suited for enterprises seeking to quickly and efficiently implement and distribute mobile services. Specifically, the Java 2 Platform, Micro Edition, or J2ME, platform and its related programming specification for user interface, networking, and messaging support, the Mobile Information Device Profile, or MIDP, allow developers to create small and efficient applications for portable devices, often reusing existing Java code, while providing applications for multiple devices. By targeting the wireless market in Java, we also believe we can further increase the installed base of JBuilder and for our Java-based products, including our deployment products.

In November 2002, we announced Borland C++ Mobile Edition, which extends our C++Builder to the emerging mobile device market. Jointly developed with Nokia and designed to integrate seamlessly with all editions of C++Builder 6, Borland C++ Mobile Edition provides our C++ customers with an integrated development environment to speed the creation, testing and deployment of applications for the emerging mobile device market. Borland C++ Mobile Edition enables developers to rapidly produce C++ applications for the Nokia Series 60 Platform, which runs on the Symbian OS, an operating system for advanced, data-enabled mobile phones.

Web Services.    In 2001, we announced our commitment to the emerging Web Services architecture and standards. Web Services are business processes that can be accessed and run over the Internet using pervasive, standards-based technologies. Using Web Services, all elements of the business supply chain—employee, customers and suppliers—can be connected seamlessly, efficiently and flexibly. Web Services interconnect applications from completely different hardware platforms, such as mainframes, application servers and web servers. Web Services also support connections among disparate software platforms, such as Windows, Linux, Java and Unix. As a leader in application development products and platform-independent technologies, we believe we are well positioned to enable the development of Web Services and therefore to promote and profit from adoption of this promising technology. In particular, since major commercial proprietary platform vendors have incorporated Web Services as parts of their overall strategies—Microsoft’s .NET and Sun Microsystems’ ONE—we believe we have a significant market opportunity to leverage our cross platform strengths to permit the sharing of Web Services between developers on both of these platforms. Gartner Group estimates that nearly 50% of all future enterprise projects will involve both Java and .NET. All major Borland development and deployment products currently support both Java and .NET interoperability through Web Services.

Products and Services

We offer leading products and services for addressing the major phases of the application development lifecycle. We strive for innovation, quality, performance, ease of use and interoperability in each of our products. We believe our products provide key pieces necessary for enterprises to rapidly and effectively implement applications critical to their business. Following is a list of the various phases of the application development lifecycle and our products that address them:

Application Definition	CaliberRM

Application Design	Borland Together

Application Development	JBuilder Delphi Kylix C++Builder

Application Testing	Optimizeit Suite Optimizeit ServerTrace

Software Configuration Management	StarTeam

Application Deployment	Borland Enterprise Server JDataStore InterBase VisiBroker-RT

In support of our comprehensive suite of development solutions, we provide expert training, consulting and support services through our dedicated professional services organization. In addition, we provide service and support for software developers worldwide through an online developer community at http://bdn.borland.com and an e-commerce site at http://shop.borland.com, which offer a range of technical information, value-added services and third-party products.

The following are descriptions of our key product offerings:

Definition

CaliberRM.    CaliberRM is our web-based requirements management system that manages the evolution of product requirements as well as the relationship between requirements and documentation, tests, models and code. Once the requirements are captured in CaliberRM, the development, documentation, test creation and project management processes can begin in parallel. With CaliberRM, requirements volatility is made evident, teams can avoid working from stale requirements, developers avoid costly and time-consuming rework, and, as a result, developers can build the correct features to meet business needs faster. Designed to work in an Internet-centric world, we believe CaliberRM is well equipped for distributed development teams. Adopted by organizations worldwide, CaliberRM is designed to be easy to use, process agnostic and easily configured to meet the process needs of any organization, without the need to learn proprietary scripting languages. CaliberRM is a standards-based product featuring traceability and a software developers kit that can be accessed using Java, COM or .NET.

Design

Our Borland Together family of products provide developers with integrated modeling and coding of software applications, consisting of Together Edition for JBuilder, Together ControlCenter, Together Solo and Together Edition for WebSphere Studio.

Together Edition for JBuilder.    Together Edition for JBuilder helps teams accelerate the application development lifecycle by integrating our market-leading JBuilder development environment with a design- centric solution designed to visually model software, measure quality and improve team productivity. Designed to visually connect end users, architects and developers, Together Edition for JBuilder is engineered to increase the speed of development, automate tedious tasks that can distract developers from coding and help identify performance issues early in development, when they are easier and less costly to address.

Together ControlCenter 6.0.    Together ControlCenter, or TCC, is an application development environment that encompasses design, development and deployment. The environment combines UML-based application modeling with a full-featured IDE for creating and deploying applications. By providing these capabilities within a single product, we believe development organizations can realize enhanced productivity and quality application design, development and deployment. TCC is well known for its simultaneous roundtrip engineering, extended refactorings, robust pattern support, integrated quality assurance support (including audits and metrics), automatic migration between application servers and up-to-the-minute documentation generation. TCC is designed to enable development teams to employ sophisticated and agile software development methods such as Extreme Programming, Feature Driven Development and Rational Unified Process for fast development.

Together Solo 6.0.    Together Solo 6.0 is a subset of the flagship TCC product. Together Solo’s target market is the small development team. Together Solo includes the non-enterprise features of TCC, such as UML diagram editor, programming editor, patterns and simultaneous round-trip engineering for Java, C++, C#, Visual Basic 6, Visual Basic .NET and IDL.

Together Edition for WebSphere Studio 6.0.    Together Edition for WebSphere Studio 6.0 extends the IBM WebSphere Studio enterprise development environment by adding stronger modeling capability and providing an integrated model-build-deploy solution for IBM users from within the WebSphere framework. The Together Edition for WebSphere Studio integrates the analysis, design, implementation, testing and deployment of complex enterprise applications, creating an extended environment that leverages IBM technology. Together Edition for WebSphere Studio is designed to enable developers to more efficiently collaborate and improve the quality of enterprise class applications with real-time synchronization between models and code and a common interface for IBM teams. Furthermore, Together’s modeling technology and pattern support are designed to enable reuse for future projects, increasing overall team productivity.

Development

JBuilder Family

JBuilder.    JBuilder is our award winning comprehensive set of visual development tools and wizards that enable programmers to rapidly deliver reliable and scalable applications written entirely in the Java programming language. JBuilder supports the latest Java technologies and standards, including applets, servlets, JavaBeans, EJB, Jakarta Struts and distributed CORBA applications for the Java 2 platform. JBuilder features a two-way visual designer to enable developers to easily create conventional and Enterprise JavaBeans based on an application’s design. Other features include a project manager, code editor, advanced debugger and rapid compiler. JBuilder also includes an extensible team development environment that simplifies the concurrent management of source code for large distributed teams.

Java technology continues to evolve and new standards continue to emerge from the Java Community Process as well as from evolving needs for tools support as the uses of this technology progresses. In November 2002, we began shipping JBuilder 8. Specific new standards and technologies supported by JBuilder 8 include:

•	support for multiple Java Development Kit, or JDK, development and hosting including Java 2 Standard Edition, or J2SE, 1.4;

•	compatibility with J2EE version 1.3 and EJB 2.0;

•	Java Server Pages, or JSP, 1.2 and Servlet 2.3;

•	multi-language debugging (JSR-45); and

•	XML and Web Services technologies.

The success of JBuilder has been based upon many factors, including the support for many operating systems and software platforms. JBuilder 8 continues this approach by extending support for application servers to include:

•	BEA WebLogic 5.1, 6.0, 6.1, 7.0, 7.0 SP1

•	IBM WebSphere 3.5, 4.0

•	Sun ONE Application Server 6.0, 6.5

•	Borland AppServer 4.5

•	Borland Enterprise Server 5.1.1

•	Oracle 9i Application Server

•	Sybase EAServer 4.1

•	Tomcat 3.3, 4.0, 4.1

We believe the primary reasons customers purchase software development tools is to increase developer productivity. JBuilder continues to increase developer productivity with the following features:

•	support for the Jakarta Struts-based framework to allow rapid development of advanced web-based applications;

•	“hot-swap” debugging that allows developers to modify code while debugging without the time consuming process of restarting applications and without the difficulty of reproducing the debugging state;

•	support for unit testing for J2EE, web and EJBs to allow developers to more easily integrate JBuilder into Agile or Extreme programming methodologies;

•	support for project groups to allow easier management of large, distributed projects; and

•	new features to allow for different code formatting styles designed to allow each developer to work in his/her own most comfortable style, which increases the developer’s productivity while maintaining corporate standards.

Borland Enterprise Studio for Java.    Borland Enterprise Studio for Java is our enterprise-focused suite combining capabilities for modeling, development and deployment of business and e-commerce solutions. It includes JBuilder as its core technology. Borland Enterprise Studio for Java combines JBuilder with the design and modeling capabilities of Together and the performance tuning capabilities of Borland Optimizeit Suite for Java. Borland Enterprise Studio for Java also includes a development license of Borland Enterprise Server. We believe the inclusion of Borland Together in this product marks a major step forward in integration, functionality and overall ease of use for Borland Enterprise Studio for Java.

Web Services Kit for Java.    In 2001, we introduced our Web Services Kit for Java as a plug-in to JBuilder, for SOAP, Universal Description, Discovery and Integration, or UDDI, and Web Services Description Language, or WSDL, implementations. The kit includes wizards to generate Java code from WSDL and to generate WSDL from Java code, a UDDI Explorer and deployment support to expose Web Services using Tomcat and the Apache Axis implementation of the SOAP standard. The UDDI Explorer allows developers to browse UDDI servers to find appropriate Web Services to consume. The kit does not require a separate runtime environment.

JBuilder MobileSet.    Fully integrated with JBuilder, JBuilder MobileSet is a J2ME-compliant IDE for Java-enabled mobile and wireless devices. Together, JBuilder and JBuilder MobileSet include visual design tools for creating mobile applications, device emulation and debugging, as well as all of the standard features offered with JBuilder. The MobileSet development environment facilitates the building of J2ME applications using the MIDP and CLDC platforms. These platforms together provide a complete J2ME application runtime environment targeted at mobile devices such as phones and PDAs. In June 2002, we introduced JBuilder MobileSet 3, which includes support for Sprint PCS Wireless Toolkit in addition to devices supported by Nokia and Siemens.

Delphi, Kylix and C++Builder

Delphi.    Delphi is a high-performance RAD solution used to develop and deploy cross-platform Windows/Linux GUI, database, web server, and Web Services applications. Providing developers with a number of powerful, standards-based tools to control and deliver business data, Delphi combines visual productivity tools, a component library and a high-performance compiler, designed to enable software developers to build high performance software applications faster than with conventional programming tools. Developers can build, customize and reuse components, or choose from over 300 different components in the Delphi Visual Component Library, or VCL. Delphi also includes ready-to-use Internet components to build Internet functions such as web, ftp, mail and newsgroups into an application. In May 2002, we began shipping Delphi 7 Studio. Key features of Delphi 7 Studio include:

•	a path to the Microsoft .NET Framework with a migration kit and Microsoft .NET pre-release preview CD that is designed to enable developers to begin the transition of their Delphi applications and build new applications for the .NET Framework;

•	Model Driven Architecture, or MDA, technologies designed to accelerate developer productivity;

•	Kylix 3 for the Delphi development environment included to port applications cross-platform to Linux; and

•	drag and drop visual web application development to deploy applications to the Internet quickly.

Kylix.    Kylix is a leading Linux IDE for building RAD solutions for the Linux operating environment. The Kylix development environment integrates application design and development in a manner designed to enable the creation of sophisticated Linux applications faster. Kylix is designed to allow developers to move from prototype to production quickly with a unique combination of integrated features including visual design tools, the Component Library for Cross-platform development, or CLX, an advanced code editor and a fully-integrated graphical debugger. When paired with Delphi or C++Builder 6, Kylix users can build single-source applications for both Windows and Linux. Kylix’s CLX also allows applications to compile as easily for Windows (using Delphi or C++Builder 6) as for Linux (using Kylix 3). In August 2002, we began shipping Kylix 3. Key enhancements in Kylix 3 include:

•	high-performance 32-bit optimizing C/C++ native-code compiler in addition to the Delphi language compiler providing developers with the choice of developing with industry-standard C++ or rapid development Delphi languages;

•	precompiled header support for C++ designed to achieve new levels of speed and enhance productivity, as compiled headers are linked directly without recompilation;

•	new Tools Server designed to enhance control of C++ projects; and

•	inline assembler support for Intel Pentium 4, designed to provide greater performance and flexibility.

C++Builder.    C++Builder delivers REAL ANSI/ISO C++ for the power and performance we believe developers need to build and deploy cross-platform Windows/Linux GUI, database, web server and Web Services applications that simplify e-business integration across diverse platforms among customers, suppliers, business partners and employees. C++Builder combines visual productivity tools, a component library and a high performance compiler designed to enable software developers to build e-business applications more quickly than with conventional programming tools. As part of our relationship with Nokia, in 2002 we released Borland C++ Mobile Edition, a C++ development environment for Nokia’s Series 60 Platform Symbian OS-based mobile platform. Also in 2002, we added Kylix 3 to C++Builder 6, now referred to as C++Builder 6 Studio. Selected features of C++Builder 6 Studio include:

•	taking Windows applications cross-platform to Linux with the included Kylix 3 development environment;

•	rapid development of Web Services and Web Services applications using SOAP, XML and WSDL;

•	support of leading web application servers, including Apache, Netscape and Microsoft Internet Information Services, or IIS; and

•	connections with major enterprise databases, such as Oracle, MS-SQL Server, IBM DB2, Informix, Sybase and Borland InterBase, through industry standard Web Services and XML, DCOM or CORBA.

Testing

Optimizeit.    Our Optimizeit Suite of performance assurance solutions is a complete performance management solution for Java. Integrated with JBuilder, Optimizeit is designed to assure a broad range of functionality, including profiling and memory debugging to eliminate performance bottlenecks and loitering objects in Java code; thread debugging to detect code deadlocks, stalls and race conditions; and code coverage to locate and measure untested Java code and identify and remove dead code. The highly scalable, easy-to-use assurance suite integrates with Borland Enterprise Server and other leading Java application servers and development environments, including the J2EE and J2SE platforms. Our Optimizeit suite of products also includes Optimizeit ServerTrace, which is designed to streamline performance management during testing in preparation for deployment of applications for the J2EE platform.

Software Configuration Management (SCM)

StarTeam.    StarTeam is our change management and SCM solution that brings the development lifecycle into a single repository. StarTeam’s central repository nature ensures that all team members have access to the latest version of the asset and allows security and change control processes to be imposed. It includes version control, branching, resource allocation, threaded conversations and defect tracking capabilities. We believe its web-based architecture supporting TCP/IP communication for all server access, data encryption and compression capabilities makes StarTeam well suited for distributed development teams. StarTeam is designed to offer a superior user experience by facilitating communication among project teams and providing users with several different client interfaces to support varying user skills and responsibilities. With its support for workflow definition and custom forms, StarTeam enables information visibility and access to be controlled by user roles, thus enforcing a specified approval process. StarTeam integrates with many technologies used to support the application development lifecycle and enables team members to work in their familiar environment without the need to buy or learn additional tools. StarTeam is compatible with the Microsoft Source Code Control interface and works seamlessly with many solutions that support this API, including JBuilder, Delphi and C++Builder.

Deployment

Borland Enterprise Server.    Our Borland Enterprise Server family of application servers is designed to offer enterprises the functionality to effectively and reliably manage e-business application implementations. The Borland Enterprise Server family includes our AppServer Edition for the large-scale EJB-centric application deployments, as well as our mid-level VisiBroker Edition for distributed objects computing and entry level Web Edition. The Borland Enterprise Server family integrates with JBuilder, our market leading IDE for Java. In January 2003, we released Borland Enterprise Server 5.2, which includes support for JDK 1.4.1, JDK switching to improve flexibility in deployment environments, automation of manual deployment tasks through the addition of a management shell, improved integration with JBuilder, enhanced Container Managed Persistence 2.0 to reduce the amount of code that developers are required to write and maintain, and simplified debugging of threads.

Borland Enterprise Server, AppServer Edition.    The core of Borland Enterprise Server is an application server we formerly marketed as Borland AppServer. Borland AppServer was the industry’s first application server product to combine the benefits of J2EE, EJB and CORBA. The highly scalable product provides a foundation for deploying enterprise grade applications. It includes support for distributed transactions, security and messaging in combination with clustering, load-balancing and fail-over capabilities. Unique features include advanced Application Server Partitioning technology, which enables a server to run multiple application instances while optimizing the resources to run each program individually, and an innovative EJB container. Based on CORBA, Borland Enterprise Server, AppServer Edition, integrates heterogeneous back-office systems comprised of enterprise resource planning, supply chain, database management and legacy systems.

Borland Enterprise Server, VisiBroker Edition.    Borland Enterprise Server, VisiBroker Edition, is a complete CORBA runtime and support environment for developing, deploying and managing distributed, interoperable enterprise applications. The product is founded on VisiBroker, our award-winning Object Request Broker, or ORB, and is based on CORBA, which is intended to facilitate development and deployment of distributed enterprise applications that are scalable, flexible and easily maintained. Borland Enterprise Server, VisiBroker Edition, enables web clients to communicate with software modules, known as objects, written in different programming languages running on different platforms. Using this product, developers can develop in either C++ or Java, and all product features are compliant with CORBA 2.4. VisiBroker Edition provides the option to license advanced security features based on industry standards. VisiBroker Edition includes the functionality of our Web Edition with additional CORBA connectivity.

Borland Enterprise Server, Web Edition.    Borland Enterprise Server, Web Edition is our web application server based on the Apache 1.3 Web Server, for effective and reliable deployment of Servlet and JSP applications. It includes Borland-enhanced versions of the Apache Web Server and the Tomcat Web Container, as well as our own JDataStore, a Java database, for caching, session management and general database needs. This provides load balancing and fault tolerance in a deployment environment for JSP/servlets, web applications and Web Services developed with Delphi.

Borland Software Platform for J2EE.    Borland Software Platform for J2EE, an enterprise-targeted implementation solution combines Borland Enterprise Studio for Java and Borland Enterprise Server. The Borland Software Platform for J2EE provides our customers with a complete solution for the development and deployment of large-scale enterprise and e-business applications.

VisiBroker-RT.    Borland VisiBroker-RT is a complete environment for developing and deploying distributed, embedded computer-based applications, including communications equipment, defense electronics, medical instrumentation and manufacturing systems. VisiBroker-RT is designed to accelerate the development of applications that incorporate multiple embedded processors and provide integration between embedded software and CORBA-compliant applications running on general-purpose systems. When combined with Borland Enterprise Server, VisiBroker-RT provides support of organizations with heterogeneous applications, as both provide the same development tools, programming interfaces and high availability infrastructure, which allows code to be shared across embedded and enterprise systems and developers to easily move among application environments.

InterBase.    InterBase is a high-performance SQL database designed to be embedded into applications running on the Windows, Linux and Solaris platforms. InterBase provides relational database solutions to meet the embedded database needs of value-added resellers and application developers. Selected new features of InterBase 7.0 include symmetric multiprocessor, or SMP, support for both clients and servers designed to exploit SMP hardware by running InterBase threads on all processors simultaneously for increased throughput and performance, the ability to capture monitoring and transaction statistics that are made available in a set of global system temporary tables, support for longer metadata names to enable longer table names and adherence to the Sun Type 4 JDBC standard to ease deployment for application administrators.

JDataStore.    JDataStore is a database management system written entirely in Java. It is designed to offer true platform independence and scalability in a fully integrated development environment. JDataStore features replication/synchronization with any database, SQL and direct navigational access, as well as transaction management and crash recovery. Delivering high performance, a small footprint and very little administration, JDataStore is suitable for embedded, web and mobile database applications.

Professional Services

In addition to our award winning products, we offer consulting, training and certification services, as well as comprehensive technical support capabilities. Service offerings provided by our Professional Services Organization include:

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

Support services.    We provide a wide range of support services covering application development, deployment and integration issues. We offer such services on site or through the telephone or the Internet from our three major worldwide support centers in the U.S., Singapore and the Netherlands. Customers can choose the adequate level of support for their business, from personalized support for corporate needs to minimum assistance levels for small businesses. Qualified technical support engineers are prepared to handle support needs on a case-by-case basis or on an ongoing relationship with our customers.

Certification services.    Our certification program permits individuals and companies to become Borland Product Certified or a Certified Borland Instructor. The Borland Product Certification Exam tests for knowledge of a Borland product’s features and associated technologies and their use in developing software applications. The exam concentrates on the features of the product’s core language, integrated development environment, visual components, debugging techniques or development of deployment products.

Product Awards and Honors

The following are some of the awards and honors we have received for our products over the last three years:

Borland Together:

•	Best Modeling Tool for Java 2002, JavaPro Reader’s Choice
•	Best UML Modeling Tool 2002, Java Magazine Editor’s Choice
•	Best Development Tool 2002, WebSphere Advisor Editor’s Choice
•	Best Java Developer Studio, Java Developer’s Journal’s Reader’s Choice Award
•	Most Innovative Java Product, Java Developer’s Journal’s Reader Choice Award

JBuilder:

•	Outstanding Product 2003, Sourcecode
•	Single Language IDE of the Year 2002, Programmer’s Paradise Customer’s Choice
•	Best Java IDE 2002, Builder.com Reader’s Choice Award
•	Software Development Productivity Award 2002, Jolt
•	Java Tool/Add-in of the Year 2002, Developer.com
•	Reader’s Choice Awards 2002, Java Pro (Multiple categories and awards)
•	Reader Award 2002, Visual Systems Journal
•	Reader’s Choice 2001, Java Pro
•	Editors’ Choice 2001, Java World
•	Excellence Awards 2001, eWeek
•	Reader’s Choice 2000, Java Pro

Borland AppServer:

•	World Class Award for Borland AppServer 4.5, 2001, Java Developer’s Journal

Borland Enterprise Server:

•	Reader’s Choice 2002, Java Pro
•	CSIRO - #1 in J2EE Performance Benchmark
•	SPECj AppServer 2001 Benchmark

Delphi:

•	Reader’s Choice Award 2002, Best Integrated Services Environment, Web Services Journal
•	Productivity Award 2002, Jolt
•	.NET Tool/Add-in of the Year 2002, Developer.com

Kylix:

•	Readers Choice Award, Best Linux Development Tool 2002, Builder.com
•	Best In Show, LinuxWorld Expo, 2002
•	Best Developer Tool, LinuxWorld Expo, 2002
•	Productivity Award 2002, Jolt
•	Show Favorite Award for Best Development Tool, LinuxWorld Expo, 2001

VisiBroker:

•	Reader’s Choice Award 2000, Java Developer’s Journal

Optimizeit:

•	Best Java Testing Tool 2002, Java Developer’s Journal Reader’s Choice Award
•	Java Report 4 Cup Rating 2001
•	Reader’s Choice Award 2001, Java Developer’s Journal
•	World Class Award 2001, Java Developer’s Journal
•	Writer’s Choice Award 2000, Java Report

Customers

Our customers range from leading Fortune 1000 companies worldwide to individual developers. In particular, we target the enterprises in the following industries: financial services, high technology, government contractors in the areas of space and defense and telecommunications. We believe that our customers in these markets turn to us because of the performance benefits of our products, including their scalability, extensibility and reliability. Also, we maintain a listing on the United States General Services Administration schedule. As a result, we specifically target the public sector market, where we believe the market opportunity for our products may be significant. We also intend to target other vertical markets where our extensive relationships can be leveraged effectively.

As we generally ship products upon receipt of orders, our backlog is neither significant nor do we believe it will be detrimental to our future revenues. Ingram Micro, a distributor, accounted for approximately 12%, 13% and 12% of our total net revenues for the years ended December 31, 2002, 2001 and 2000, respectively. No other customer accounted for over 10% of revenue in 2002, 2001 or 2000. We have a number of separate agreements with various regional Ingram Micro distributors to act as a distributor of our products to resellers. Each agreement is non-exclusive. The agreements generally renew on an annual basis unless prior notice is given.

Strategic Alliances and Technology Relationships

We have strategic alliances and technology relationships with many leading technology companies, including co-marketing, licensing, bundling and original equipment manufacturers, or OEM, arrangements. In addition to providing direct revenue, these relationships open up additional sales channels for us and give us access to valuable technology and expertise. Besides leading technology companies, we also maintain relationships with systems integrators and with channel partners. Integrators and channel partners help bolster our service capabilities, provide additional expertise to our customers and open up new revenue opportunities for us. We anticipate increasing our focus on developing and expanding strategic relationships, particularly technology vendors with large installed bases and systems integrators, that will enable us to penetrate broader and more lucrative customer markets.

The following represent several of our more significant strategic alliances and technology relationships:

BEA Systems.    In 2002, we announced a relationship with BEA Systems, Inc. to provide developers with enhanced JBuilder support for building enterprise solutions and deploying them on the BEA WebLogic Platform. In connection with this relationship, BEA and Borland agreed to coordinate product development to offer JBuilder, WebLogic Edition, features such as seamless application deployment to BEA WebLogic Server and support for the emerging Java Web Services, or JWS, standard first offered in BEA WebLogic Workshop. BEA and Borland also agreed to join sales and marketing efforts to drive the success of JBuilder, WebLogic Edition. The companies are jointly marketing this developer product bundle, with the BEA and Borland sales forces working together to drive JBuilder, WebLogic Edition to market through new reselling arrangements and alliances. Both BEA and Borland are promoting and selling JBuilder, WebLogic Edition through their websites and through other distribution channels.

Mercury Interactive.    Building on the announcement of our relationship in early 2002, we have focused on providing customers with tightly integrated solutions across the application development lifecycle. We have worked together to integrate Mercury Interactive’s LoadRunner with JBuilder to enable developers and quality assurance teams to work together earlier in the development cycle. Also, the integration of Mercury Interactive’s TestDirector and CaliberRM allows requirements to be traced to or from TestDirector entities and provides the ability to synchronize defects between StarTeam Change Request management component and TestDirector Defect Tracking module. Development teams using StarTeam as their primary configuration management solution and TestDirector as their test management solution can utilize StarTeam Synchronizer component to increase coordination and automation of activities. In addition to our product integration efforts, we are working closely with Mercury on joint sales opportunities, building on the long-standing channel sales alliance that existed between Starbase and Mercury Interactive.

Microsoft.    We work closely with Microsoft on key initiatives to provide application lifecycle management solutions for the Microsoft Windows .NET platform. In December 2002, we became the first company to license the Microsoft .NET Framework software development kit, or SDK, for distribution. The agreement enables us to distribute the Microsoft .NET Framework SDK with its development environments for the .NET platform, but we receive no revenue from this distribution. The agreement is for a term of four years and can only be terminated by either party based upon a breach of the agreement. We are also a member of the Microsoft Visual Studio Integration Program. Involvement in this program enables our application lifecycle management solutions for Microsoft Windows .NET to plug-in to the Microsoft Visual Studio products. In June 1999, we entered into a strategic alliance with Microsoft, pursuant to which Microsoft paid us $100 million for the rights to use certain Borland-patented technology in Microsoft products in order to settle a number of long-standing patent and technology licensing issues with us. As part of that agreement, we agreed to support certain Microsoft technologies through our products.

Nokia.    In 2001, we announced a technology relationship with Nokia, a leading wireless device company. Under our relationship with Nokia, JBuilder is being recommended by Nokia as the preferred IDE for the development of wireless Java applications. In return, JBuilder MobileSet provides support for development to Nokia wireless platforms, including the Nokia Series 60 Platform—a Symbian operating system-based mobile platform licensable to other device manufacturers. Borland and Nokia together also announced the release of JBuilder MobileSet, Nokia Edition which includes customized support for the Nokia Developer’s Suite for J2ME and is fully integrated with JBuilder 8 to support software development for Nokia’s Java-enabled phones, including the Nokia 9210 Communicator. JBuilder and JBuilder MobileSet, used in conjunction with one another, include visual design tools for creating mobile applications, device emulation and debugging, as well as all the other standard features offered with JBuilder. Available for download (at no cost to the end user) through the Forum Nokia website, JBuilder MobileSet, Nokia Edition, is being distributed to other manufacturers, enabling developers to standardize on one environment for the development and deployment of Java applications across wireless and mobile devices from multiple manufacturers. In addition, we have introduced Borland C++ Mobile Edition, which is designed to enable developers to rapidly produce C++ applications for the Symbian-based Nokia Series 60 Platform.

Sun Microsystems.    Close collaboration with Sun Microsystems continues to be a key element of our Java strategy and our efforts to keep our Java-based products, including JBuilder, at the cutting edge of Java development. In addition to our licensing arrangements with Sun for Java technologies, we participate with Sun in a number of industry groups and consortia. For example, along with Sun, we are an Executive Member of JCP, a consortium of Java vendors and an important standards setting body for the Java platform. In October 2001, in conjunction with our JCP role, we became the first company to publish results for ECperf, the new JCP benchmark to measure the performance and scalability of J2EE application servers. The primary goal of the ECperf benchmark is to model the workload of a real-world system that would include manufacturing, supply chain management and order/inventory. We conducted successful ECperf tests of the Borland Enterprise Server at Sun Microsystems benchmarking facility and were instrumental in providing these results for the launch of Sun’s new 8 Way Sun Fire V880 server.

Sales and Marketing

Our sales strategy combines a strong indirect sales channel with a growing direct sales organization. This balanced effort allows us to target both large enterprises with our comprehensive solutions and small-to-medium size businesses and individuals with our discrete products. In addition to direct sales, we market and distribute products worldwide through a strong network of independent distributors, dealers, sales agents, value-added resellers, or VARs, specialty catalogue vendors and independent software vendors, or ISVs. Our VARs include 20 major independent software vendors such as IBM and i2. We also market our products through our own e-commerce Internet site.

We permit our distributors to balance their inventories by periodically returning contractually limited amounts of products in exchange for other products from us. Accordingly, we include an estimate for returns in our reserves for the amount of product that may be exchanged in accordance with this policy.

We conduct operations and sell products outside the U.S. and maintain overseas sales offices in a number of foreign countries: Australia, Brazil, Canada, China, France, Finland, Germany, Hong Kong, India, Italy, Japan, Mexico, Netherlands, New Zealand, Russia, Singapore, South Korea, Spain, Sweden, Taiwan and the United Kingdom. As part of our on-going global expansion, we opened up new offices in Finland, Mexico and Spain in 2002. All of these foreign offices license and support our products both within their local jurisdictions and other foreign countries where we do not directly operate. Additionally, we market and sell our products in international territories not covered by any of our foreign offices through independent distributors and sales agents, VARs and ISVs.

Our activities in support of our direct and indirect sales efforts, both domestically and internationally, and our on-going efforts to improve the visibility of our brand include, among other things:

•	creation of sales brochures and other marketing materials;

•	extensive sales training;

•	user conferences, including our own BorCon;

•	appearances at industry trade shows such as Comdex and JavaOne;

•	technical seminars;

•	cooperative marketing programs;

•	advertising in trade and technical publications;

•	public relations, including general interest, financial and technical press;

•	industry analyst briefings;

•	trade and industry association activities;

•	anti-piracy enforcement efforts;

•	sales promotions;

•	targeted mailings and emails to current and potential customers;

•	trade missions led by governmental entities and trade associations; and

•	book publishing arrangements, which may include book evaluation copies of our software products as part of the published book.

Product Licensing and Related Services

Our software licenses are generally perpetual, fully paid-up named user or machine per processor licenses. Our IDE products are generally licensed on a named user basis. A named user means one named individual to whom the product was licensed. The total number of named users may not exceed the total number of licenses acquired. Only named users may access the product over a network. Some of our software is available with a floating license, which is affords enterprise customers the flexibility to determine who within the enterprise uses the license.

Our enterprise products are generally licensed on a named user basis for development purposes and licensed on a machine per processor basis for deployment purposes. Machine per processor means a specific hardware system, on which the enterprise product is running and is licensed according to the number of processors in the machine.

We also offer a support program. Our support program entitles a licensee to receive all enhancements and upgrades to the licensed product that are released in the succeeding 12-month period and certain other telephonic support services.

Our packaged training courses are offered in the form of open-enrollment public courses and in-house courses at customer facilities. Additionally, we offer consulting services that are generally priced on a time-and-materials basis.

Research and Development

We believe that our success will continue to depend heavily on our ability to develop new products and upgrades to meet the requirements of our customers and the market. We pride ourselves on the depth, quality and consistency of our research and development efforts and will continue to place significant focus and spend significant resources on this effort. Current research and development efforts are directed at enhancing our current technology and products, developing new products, testing, quality assurance and documentation. Research and development expenses for the years ended December 31, 2002, 2001 and 2000 were $50.8 million, $46.1 million and $41.9 million, respectively, representing 21%, 21% and 22% of our net total revenues in those years.

Our research and development activities are organized principally by product group, with each of our respective product groups assuming responsibility for development efforts. The approaches within each group tend to be highly collaborative, with developers acting collectively to advance promising, commercially viable technologies that extend the range and breadth of our lifecycle solutions. We also use our customer base to derive critical feedback on product development and new release efforts, including feedback we gain through our professional services engagements. We are paying particular attention to research and development efforts in promising growth markets, including .NET, Java and wireless, as those markets impact our traditional development business and our emerging application infrastructure business.

In addition to research and development facilities in Scotts Valley, California; San Mateo, California; Santa Ana, California; Atlanta, Georgia; Beaverton, Oregon and Raleigh, North Carolina, we currently maintain research and development facilities internationally in Tokyo, Japan; St. Petersburg, Russia; Prague, Czech Republic; Stockholm, Sweden and Singapore.

Competition

The software industry is an intensely competitive industry characterized by rapid change, new and emerging technologies and fierce competition. The pace of change has accelerated due to the emergence of the Internet, corporate Intranets and new programming languages. We face intense competition in the development and marketing of our software products and services. Following is a brief summary of our major products and their main competitors:

Product	Competitive Products

CaliberRM	IBM’s Rational Requisite Pro and Telelogic’s DOORS

Together ControlCenter	IBM’s Rational Rose and Rational XDE, and Embarcadero’s Describe

JBuilder	IBM’s WebSphere Studio Application Developer, Oracle’s JDeveloper, JetBrains’ IntelliJ and Sun Microsystems’ Sun ONE Studio

Delphi/C++	Microsoft’s Visual Studio and Visual Basic

Optimizeit	IBM’s Rational Purify Plus and Quest’s JProbe

StarTeam	Telelogic’s CM Synergy, Merant’s PVCS, IBM’s Rational ClearCase and ClearQuest and MKS’ Source Integrity

Enterprise Server, AppServer Edition	BEA Systems’ WebLogic, IBM’s WebSphere, Oracle 9i and Sun Microsystems’ ONE

Enterprise Server, VisiBroker Edition	Iona’s Orbix

Enterprise Server, Web Edition	Microsoft’s Content Management Server and providers of the Apache Web Server

All of our markets are intensely competitive. However, we believe that our product quality, performance, price, the Borland brand, vendor and product reputation, product architecture, quality of technical support and our 20-year history make us competitive in all of our markets. In particular, we believe that our platform-independent positioning and interoperability capabilities, including our ability to integrate with many existing technologies and systems (including, in some cases, those of our competitors), give us an important source of competitive strength.

Manufacturing

Our product development groups produce a set of master CD-ROMs or diskettes and documentation for each of our products which are then sent to manufacturing. All of our manufacturing and order fulfillment are performed by outside contractors, under the supervision of our domestic logistics organization, and includes replication of CD-ROMs or diskettes, printing and production of documentation and packaging materials and assembly of final product packages for shipment to customers. Our products are principally sold in CD-ROM format together with user documentation. We believe that there are adequate supplies and sources for the raw materials used in our products and that there are multiple sources available for CD-ROM replication, printing and production of packaging materials and printing of documentation. We also deliver some of our products directly to our customers via electronic download from the Internet.

We have final quality control tests performed internally on our products that we believe effectively accomplish our product quality assurance goals.

Intellectual Property

We regard our software as proprietary. We rely on a combination of patent, copyright, trademark, trade secret laws, domain name registrations and non-disclosure and other contractual agreements to protect our intellectual property. We have 102 issued U.S. patents, 10 issued foreign patents, and approximately 44 additional pending applications for U.S. patents and approximately 24 pending applications for foreign patents. Despite our efforts to protect our intellectual property rights, it may be possible for an unauthorized third party to copy certain portions of our products or to reverse-engineer or obtain and use technology or other information that we regard as proprietary. In addition, the laws of many foreign countries do not protect rights in intellectual property to the same extent as do the laws of the United States. Accordingly, there can be no assurance that we will be able to protect our intellectual property against unauthorized third-party copying or use which could adversely affect our competitive position.

From time to time we receive notices from third parties claiming infringement by our products of third-party patent, trademark and other intellectual property rights. Regardless of the merits of any such claim, responding to these claims could be time consuming and expensive, and may require us to enter into licensing or royalty agreements which may not be offered or available on terms acceptable to us. If a successful claim is made against us and we fail to develop or license a substitute technology, our business could be materially and adversely affected. We expect that our software products will increasingly be subject to such claims as the number of products and competitors in our industry segment increases, the functionality of products overlap and industry participants become more aggressive in using patents offensively.

Our Java products require proprietary technology made available by Sun Microsystems, Inc. We license the J2SE, J2EE and J2ME specifications from Sun Microsystems under a license agreement that provides for a five-year term and that expires on December 28, 2005. Our Together Java products require proprietary technology made available to us under a separate J2EE commercial use license agreement, which provides for a three-year term expiring on May 21, 2004. While we would expect to renew these agreements, Sun is not obligated to do so. Upon expiration of these licenses, we will continue to have the right to distribute our software products containing the version of Java technology incorporated at the time of expiration. However, in the event of termination of a license upon material breach of the terms of the license or upon an action for infringement of intellectual property rights relating to the Java technology by us against Sun Microsystems or any of its other licensees, we are required to return or destroy all copies of the Java technology, including derivative works. Furthermore, if Sun Microsystems stops making this proprietary technology available to us on commercially reasonable terms, and we are unable to develop or otherwise identify effective alternatives to licensing this technology, our business could be harmed.

Employees

As of February 28, 2003, we employed approximately 1,608 employees, consisting of 830 in the United States, 72 in Canada and Latin America, 253 in the Asia/Pacific region, or AsiaPac, and 453 in Europe, the Middle East and Africa, or EMEA. Of our 1,608 employees, 550 are engaged in research and development. From time to time, we have also engaged temporary contract employees both in foreign countries and within the United States. As of February 28, 2003, we engaged approximately 86 temporary contract employees, approximately 40 in the United States, 27 in Canada and Latin America, 8 in AsiaPac and 11 in EMEA. None of our U.S. employees are represented by a labor union and we have experienced no work stoppages. Employees of some of our foreign subsidiaries are represented by workers’ councils or other similar organizations as required by local law. We believe that relations with our employees are good.

Executive Officers

Our executive officers are appointed annually by the Board of Directors of Borland, or the Board, and serve at the discretion of the Board. Set forth below is certain information regarding our current executive officers:

Name	Position	Age
Dale L. Fuller	President and Chief Executive Officer	44

Frederick A. Ball	Executive Vice President of Corporate Development and Mergers and Acquisitions	40

Douglas W. Barre	Senior Vice President and Chief Operating Officer	58

Keith E. Gottfried	Senior Vice President—Law and Corporate Affairs, General Counsel, Corporate Secretary and Chief Legal Officer	36

Kenneth R. Hahn	Senior Vice President and Chief Financial Officer	36

Dale L. Fuller.    Mr. Fuller has served as our President and Chief Executive Officer since December 2000, and as Interim President and Chief Executive Officer from April 1999 to December 2000. He has been a director of Borland since April 1999. Prior to joining Borland, Mr. Fuller was a private investor from 1998 to 1999. From 1996 to 1998, Mr. Fuller served as Chief Executive Officer at WhoWhere? Inc., a leading Internet site, which was sold to Lycos in 1998. From 1995 to 1996, Mr. Fuller served as General Manager and Vice President of the PowerBooks Division at Apple Computer, Inc., a personal computer manufacturer. Prior to joining Apple Computer, Mr. Fuller served as General Manager and Vice President of the Portables Division at NEC Corporation, a personal computer manufacturer, from 1993 to 1995.

Frederick A. Ball.    Mr. Ball joined Borland in September 1999 as Senior Vice President and Chief Financial Officer. In June 2001, Mr. Ball was promoted to Executive Vice President and Chief Financial Officer. In October 2002, Mr. Ball was appointed as Executive Vice President of Corporate Development and Mergers and Acquisitions. From June 1999 until joining Borland, Mr. Ball served as the Vice President of Mergers and Acquisitions for KLA-Tencor Corporation, a semiconductor equipment maker. Prior to this position at KLA-Tencor Corporation, Mr. Ball served as the Vice President of Finance for KLA-Tencor Corporation following its merger with Tencor Instruments, a semiconductor equipment maker, in 1997. Mr. Ball joined Tencor Instruments as Corporate Controller in March 1995 and was promoted to Vice President and appointed Corporate Secretary in January of 1996. Mr. Ball was employed with PricewaterhouseCoopers LLP, an accounting firm, from September 1984 until March 1995. Mr. Ball received a B.S. in Accounting from Virginia Polytechnic Institute in 1983.

Douglas W. Barre.    Mr. Barre joined Borland in May 2000 as Senior Vice President and Chief Operating Officer. From April 1997 until joining Borland, Mr. Barre was Senior Vice President of Enterprise Software at Compuware Corporation, a software company, and from October 1995 until April 1997 served as Vice President and General Manager of Compuware Corporation’s European Operations. From April 1994 until October 1995, Mr. Barre was Vice President of Business Transformation and Chief Information Officer of Bell Mobility, a

telecommunications company. Mr. Barre has also held senior management positions at AT&T/Cantel, Imperial Oil Ltd. and Texaco Canada Inc. Mr. Barre received a B.A. in Administrative Studies at York University in 1976 and completed Executive Management Training at the University of Western Ontario in 1983.

Keith E. Gottfried.    Mr. Gottfried joined Borland in June 2000 as Senior Vice President—Law and Corporate Affairs, General Counsel, Corporate Secretary and Chief Legal Officer. Prior to joining Borland, Mr. Gottfried was a corporate attorney in the New York office of the law firm Skadden, Arps, Slate, Meagher & Flom LLP where he advised public and private companies on mergers and acquisitions, joint ventures, federal securities registrations and compliance and general corporate matters. Mr. Gottfried holds a law degree, cum laude, from Boston University’s School of Law where he was named an Edward F. Hennessey Distinguished Scholar of Law and a G. Joseph Tauro Scholar of Law. He also holds an M.B.A. with high honors from Boston University’s Graduate School of Management and a B.S. in Economics from the University of Pennsylvania’s Wharton School. Mr. Gottfried is also a Certified Public Accountant and, prior to attending law school, was employed as an accountant and auditor with the accounting firm of Arthur Young & Company, a predecessor firm to Ernst & Young LLP. Mr. Gottfried is admitted to the practice of law by the state bars of California, New York, Pennsylvania, New Jersey and Massachusetts. Mr. Gottfried is a member of the Board of Directors of the Business Software Alliance, a trade association of leading software companies.

Kenneth R. Hahn.    Mr. Hahn joined Borland in October 2002 as Senior Vice President and Chief Financial Officer. Prior to joining Borland, Mr. Hahn was Senior Vice President, Chief Financial Officer and Secretary of Extensity, Inc., which was then a publicly-traded enterprise software company in the employee relationship management space and which was recently acquired by Geac Computer Corporation Limited. He also held the positions of Vice President of Finance and Corporate Controller during his employment at Extensity from January 1998 to September 2002. Prior to Extensity, Mr. Hahn was a strategy consultant with the Boston Consulting Group, providing advisory services to Fortune 500 and high technology companies from October 1995 to December 1997. He began his career with PricewaterhouseCoopers LLP, where he completed his five year tenure in the position of audit manager. Mr. Hahn holds an M.B.A. from the Stanford Graduate School of Business, where he was named an Arjay Miller Scholar. He received a B.A., summa cum laude, in business administration from California State University, Fullerton. Mr. Hahn is a Certified Public Accountant and a Certified Management Accountant.

ITEM 2.     PROPERTIES

The following table sets forth the location, approximate square footage and use of each of the principal properties used by us. We lease or sublease all these properties. The leases expire at various times through 2010.

Location	Approximate Square Footage	Use
Scotts Valley, California	149,627	Executive offices, sales, general and administrative and research and development

San Mateo, California	27,000	Research and development

Cupertino, California	61,300	Executive offices, sales, general and administrative and research and development

Raleigh, North Carolina	51,000	Sales, general and administrative and research and development

Santa Ana, California	43,349	Sales, general and administrative and research and development

Atlanta, Georgia	41,016	Sales, general and administrative and research and development

St. Petersburg, Russia	21,141	Research and development

Singapore	16,597	Sales, general and administrative and research and development

We also own additional office space located at 1700-1800 Green Hills Road, Scotts Valley, California, and these facilities are leased to third parties and are held as available for sale on our balance sheet. These facilities comprise approximately 150,000 square feet of space and were constructed in 1988. We lease office space in other cities in the United States as well as in Europe, Canada, Latin America and various countries in the Asia-Pacific region. Our existing facilities are adequate to meet our current and projected needs. As a result of the Starbase and TogetherSoft acquisitions, we have excess facilities under lease and we are seeking to negotiate the reduction of some of our lease commitments.

ITEM 3.     LEGAL PROCEEDINGS

On November 27, 2002, a stockholder class action and derivative lawsuit was filed against Starbase Corporation and five former directors of Starbase, Dieterich v. Harrer, et al., Case No. 02CC00350, filed in Superior Court of the State of California for Orange County. The complaint alleged that the former directors had breached fiduciary duties owed to Starbase and stockholders of Starbase. Borland is paying the costs of defending this litigation pursuant to its indemnification obligations under the merger agreement relating to the acquisition of Starbase by Borland. On January 23, 2003, defendants filed a demurrer seeking to have all the claims dismissed, and also filed a motion to stay discovery pending a ruling on the demurrer. On  February 25, 2003, plaintiff filed its first amended class action complaint, or the amended complaint, naming as defendants the five former directors and the investment banking firm that provided financial services to Starbase, two law firms that provided legal services to Starbase and an individual and entity that helped arrange financing for Starbase. The amended complaint purports to be brought on behalf of Starbase stockholders who tendered shares of Starbase common stock to Borland in the tender offer commenced by Borland on October 11, 2002 and that ended on November 11, 2002, or in the merger that was completed on January 7, 2003. Plaintiff alleges that the five former directors breached their fiduciary duties owed to Starbase in connection with a proposed financing of Starbase in mid-2002, and that the other defendants aided and abetted the purported breach of fiduciary duty. On March 21, 2003, the Starbase defendants filed a demurrer to have the amended complaint dismissed. No dates have been set for the end of the discovery or for trial. Borland and the defendants intend to vigorously defend against the lawsuit. There is no indication at present that the lawsuit will have a material effect on our financial condition, results of operations or liquidity.

From time to time, we may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” or SFAS 5, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period. We believe that, given our current liquidity and cash and investment balances, even were we to receive an adverse judgment with respect to litigation that we are currently a party to, such a judgment would not have a material impact on our financial condition, results of operations or liquidity.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders, through a solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol “BORL.” According to the records of our transfer agent and registrar, Mellon Investor Services, L.L.C., we had approximately  2,445 stockholders of record of our common stock as of February 28, 2003. Because many of such shares are held by brokers, institutions and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

We have not paid dividends since 1988. We intend to retain future earnings for use in our business, and therefore, do not anticipate paying cash dividends in the foreseeable future.

The following table sets forth the high and low sales price per share of our common stock as reported on the Nasdaq National Market for the calendar quarters presented below:

	High	Low
Fiscal Year Ended December 31, 2001
First Quarter ended March 31, 2001	$11.50	$5.41
Second Quarter ended June 30, 2001	$15.75	$6.25
Third Quarter ended September 30, 2001	$16.39	$6.75
Fourth Quarter ended December 31, 2001	$17.49	$7.76

Fiscal Year Ended December 31, 2002
First Quarter ended March 31, 2002	$18.40	$11.29
Second Quarter ended June 30, 2002	$13.04	$8.78
Third Quarter ended September 30, 2002	$11.50	$6.48
Fourth Quarter ended December 31, 2002	$14.85	$7.55

As of March 25, 2003, the most recent practicable date prior to the filing of this Form 10-K, the closing sale price of a share of our common stock was $9.51.

On January 24, 2003, we issued 7,817,043 shares of our common stock, and reserved an additional 1,181,585 shares for issuance upon exercise of options, as consideration for our acquisition of TogetherSoft. On January 7, 2003, the Commissioner of Corporations of the State of California held a public hearing regarding the acquisition of TogetherSoft and issued a permit, pursuant to which the issuance of Borland securities to TogetherSoft security holders is exempt from registration with the SEC under Section 3(a)(10) of the Securities Act of 1933, as amended. Of the 8,998,628 shares issued in connection with this acquisition, 3,285,461 are subject to lock-up agreements, copies of which are filed herewith as exhibits to this Form 10-K.

Tabular disclosure regarding stockholder and non-stockholder approved equity compensation plans will be set forth in the Proxy Statement under the headings “Equity Compensation Plan Information,” which information is incorporated herein by reference.

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

FIVE YEAR SUMMARY

(in thousands, except net income per share)

	Year Ended December 31,
	2002		2001		2000		1999		1998
Selected Consolidated Statements of Operations Data
Total net revenues	$244,579		$221,711		$191,067		$174,806		$189,112
Restructuring, litigation, amortization of intangibles, acquisition-related expenses and other charges	$5,686	(a)	$1,215	(b)	$926	(c)	$49,900	(d)	$15,848	(e)
Operating income (loss)	$19,131		$17,834		$12,432		$(82,884)		$(17,926)
Unusual income (charge) items	$(2,916	)(f)	$383	(g)	$(817	)(h)	$108,002	(i)	$18,107	(j)
Net income	$17,360		$23,106		$20,726		$22,684		$8,346
Net income per share—basic	$0.24		$0.34		$0.32		$0.40		$0.16
Net income per share—diluted	$0.23		$0.31		$0.30		$0.36		$0.15
Shares used in computing basic earnings per share	71,423		66,494		61,357		54,810		50,118
Shares used in computing diluted earnings per share	74,769		74,136		69,874		63,408		57,384

	Year Ended December 31,
	2002		2001		2000		1999		1998
Selected Consolidated Balance Sheet Data
Cash and short-term investments	$296,156		$294,370		$262,559		$197,693		$84,362
Total assets	$433,126		$375,823		$340,903		$313,016		$253,788
Total long-term obligations	$9,638		$10,469		$19,315		$19,462		$19,138
Mandatorily redeemable convertible preferred stock	$—		$—		$—		$—		$36,873

(a)	Charges for the year ended December 31, 2002 consist primarily of acquisition-related expenses related to the acquisitions of Starbase Corporation, or Starbase, BoldSoft MDE Aktiebolag, or BoldSoft, Highlander Engineering, Inc., or Highlander, and Redline Software, Inc., or VMGear. The acquisition-related expenses consisted of $4.6 million in compensation expenses associated with earnout provisions in the VMGear and Bedouin acquisitions, amortization of acquired intangibles of $1.7 million related to the Starbase, BoldSoft, Highlander and VMGear acquisitions, restructuring costs of $0.4 million resulting from Highlander and VMGear acquisitions, $0.3 million in charges for in-process research and development on the Starbase acquisition and $0.3 million in write-down of leasehold improvements related to exiting a leased facility. These expenses were offset by a non-recurring benefit of $1.6 million related to reversals of accruals established in prior periods which, due to changes in facts and circumstances, have been determined to be no longer necessary.
(b)	Charges for the year ended December 31, 2001 included acquisition-related expenses and the amortization of purchased intangibles acquired from Bedouin and Engine Informatica, Ltd., and for compensation expense associated with an earnout provision on the Bedouin acquisition, in the amount of $1.2 million.

(c)	Charges for the year ended December 31, 2000 consist primarily of acquisition-related expenses of $3.7 million related to the terminated merger with Corel Corporation, restructuring costs of $1.5 million, amortization of intangibles of $1.0 million and in-process research and development of $0.4 million, offset by reversal of certain reserves totaling $5.8 million that were deemed no longer necessary.
(d)	Charges for the year ended December 31, 1999 include a write-down on the sale of real estate of $29.7 million, restructuring and acquisition-related expenses of $12.1 million and other non-recurring charges of $8.2 million.
(e)	Charges for the year ended December 31, 1998 consist primarily of acquisition-related expenses of $3.7 million related to the acquisition of Visigenic Software, Inc. and restructuring costs of $12.2 million.
(f)	Charges for the year ended December 31, 2002 consist primarily of $2.9 million resulting from the write-down of investments.
(g)	Income for the fiscal year ending December 31, 2001 consists principally of gain from the sale of Starfish Software, Inc.
(h)	Charges for the fiscal year ending December 31, 2000 consists principally of loss on the sale of real estate.
(i)	Income items for the fiscal year ended December 31, 1999 consist primarily of income of $100 million from a patent cross-license agreement entered into by Borland with Microsoft Corporation.
(j)	Income items for the fiscal year ended December 31, 1998 consist primarily of a gain on the sale of a long-term investment of $17.0 million.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes a number of forward-looking statements. You should read this section in conjunction with the cautionary language applicable to such forward-looking statements described above in “A Caution About Forward-Looking Statements” found before Item 1 of this Form 10-K. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

The following table presents our Consolidated Statements of Operations data and the related percentage of revenues for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002			2001		2000
Licenses and other revenues	$204,481	84%		$187,044	84%	$163,730	86%
Service revenues	40,098	16%		34,727	16%	27,337	14%

Total net revenues	244,579	100%		221,771	100%	191,067	100%

Cost of licenses and other revenues	15,222	6%		13,447	6%	12,004	6%
Cost of service revenues	20,798	9%		22,454	10%	19,916	10%

Total cost of revenues	36,020	15%		35,901	16%	31,920	17%

Gross profit	208,559	85%		185,870	84%	159,147	83%

Selling, general and administrative	132,946	54%		120,721	54%	103,864	54%
Research and development	50,796	21%		46,100	21%	41,925	22%
Restructuring, litigation, amortization of intangibles, acquisition-related expenses and other charges	5,686	2%		1,215	1%	926	0%

Total operating expenses	189,428	77%		168,036	76%	146,715	77%

Operating income	19,131	8%		17,834	8%	12,432	7%
Interest income, net and other	6,869	3%		10,734	5%	14,093	7%
Loss on sale of real estate	—	0%		—	0%	(1,540)	(1%	)
Gain (loss) on investments and long-term asset	(2,916)	(1%	)	383	0%	723	0%

Income before income taxes	23,084	9%		28,951	13%	25,708	13%
Income tax provision	5,724	2%		5,845	3%	4,982	3%

Net income	$17,360	7%		$23,106	10%	$20,726	11%

Overview of the Results for the Year Ended December 31, 2002

Borland was incorporated in California in 1983 and re-incorporated in Delaware in 1989. We are a leading global provider of software development and application infrastructure technologies. We provide our customers with a comprehensive solution designed to help them deliver better software faster by offering products that address the definition, design, development, testing, change management and deployment steps of the software application lifecycle. We believe our standards-based solutions improve software quality, accelerate delivery, lower cost of ownership and reduce risk of error for software development.

Despite challenging economic conditions for the software and information technology industry, the year ended December 31, 2002 included our eleventh consecutive quarter of profitability and twelfth consecutive quarter of positive cash flow from operations. We market software development and application infrastructure technologies to businesses of all sizes worldwide. When customers curtail their information technology budgets, elect to purchase less or delay such purchases, our business—like that of our competitors and software industry peers—naturally suffers. In addition, the prolonged downturn in the financial markets during 2002, combined with larger structural problems in industries such as telecommunications, appear to have further dampened IT capital expenditures in excess of the anticipated effects of more typical economic cyclicality. Despite these challenges, several features of our model and strategy provided for growth during 2002, and we believe, provide a foundation for growth in 2003.

During 2002, total net revenues grew 10% to $245 million from $222 million in 2001. License and other revenues increased 9% to $204 million in 2002 from $187 million in 2001. Gross margins increased to 85% in 2002 from 84% in 2001. Operating expenses increased 13% to $189 million in 2002 from $168 million in 2001. Net income decreased 25% to $17.4 million, or 7% of total net revenues, in 2002 from $23.1 million, or 10% of total net revenues, in 2001.

Strategic acquisitions have been an important component of our overall growth strategy. During 2002, we successfully completed the acquisitions of VMGear and Advanced Training Center Ltda., or ATC, as well as the acquisition of certain assets of Highlander and BoldSoft. In October 2002, we entered into an agreement to acquire Starbase, a publicly-traded company. Starbase is a provider of software configuration and requirements management tools to assist in managing development projects from inception to deployment and to facilitate the development of software solutions and applications in a more efficient manner. In the initial tender offer pursuant to the merger agreement, we acquired approximately 79% of the outstanding shares of Starbase and began consolidating the operating results of Starbase in late November 2002. In October 2002, we also entered into an agreement to acquire privately-held TogetherSoft, a provider of design-driven development solutions that enable visual modeling. The Starbase and TogetherSoft acquisitions were both completed in January 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, investments, restructuring, asset impairment, income taxes and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following are critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive revenues from licenses of our software and sales of related services, which include assistance in implementation and integration, post-contract customer support, training and consulting.

We recognize license fees on contracts that do not involve significant implementation or integration essential to the functionality of our products upon delivery when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is probable. For arrangements with multiple elements, we determine the value for services and post-contract customer support based upon vendor specific objective evidence, or VSOE, in accordance with American Institute of Certified Public Accountants Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition,” or SOP 97-2, and related accounting literature. VSOE for the services element is based upon the standard hourly rates we charge for services, given the complexity of the services and experience of the professionals performing the services, or the amount charged on similar transactions. VSOE for annual post-contract customer support is established by the stated future renewal rates included in the contracts or the amount charged on a similar transaction. We recognize revenues for the license portion of a multiple element arrangement based upon the residual contract value as prescribed by SOP No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not generally request collateral from our customers. If we determine that collection of a fee is not reasonably assured or there are extended payment terms, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. We recognize revenue for software licensed with software assurance for a specific time period, or term license, ratably over the term of the license.

Increasingly, we are selling more comprehensive software solutions. These solutions often involve significant implementation or integration essential to the functionality of our products. We recognize licenses and service revenues associated with contracts involving significant implementation or integration only when the services are completed. We also recognize licenses and other revenues for contracts involving modification of software under the percentage of completion method. We defer the costs associated with these contracts until revenue is recognized. We classify revenues from these arrangements as license and service revenues, based upon the estimated fair value of each element based upon VSOE. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

We recognize revenues from reseller arrangements upon shipment to the reseller, with allowances for estimated future returns and exchanges provided based upon our return policy. We maintain allowances for product returns from end-user and channel customers based upon historical return rates of end-user customers, current economic trends, changes in customer demand and acceptance of our products and the type and quantity of inventory held by channel customers. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may have resulted in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales returns and rebates amounted to $12.4 million in 2002, as compared to $14.1 million in 2001, reflecting a greater emphasis on direct sales to end users in 2002. We offer return rights to end-users only in limited circumstances. If future returns increase over historical levels, additional allowances may be required.

Other service revenues from consulting and training services are recognized as such services are performed. Service revenues from post-contract customer support are recognized ratably over the support period, generally one year.

Accounting For Acquisitions

Pursuant to a merger agreement, by and between Borland, Starbase and Galaxy Acquisition Corp., (a wholly-owned subsidiary of Borland) on October 11, 2002, we commenced an all-cash tender offer to acquire all outstanding shares of Starbase at a price of $2.75 per share. In the initial tender offer, which expired on November 22, 2002, we purchased approximately 78.9% of the outstanding Starbase shares. Upon the completion of the initial tender, we began consolidating the operating results of Starbase.

During 2002, we also completed the acquisitions of Boldsoft, VMGear and Highlander. We accounted for these acquisitions as purchases in accordance with the provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations.” As such, we have reported all the acquired tangible and identifiable intangible assets and assumed liabilities of the acquired companies at fair value. We recognize the fair value of the purchased identifiable intangibles as an operating expense over the estimated useful life of each identifiable intangible, unless the identifiable intangible is determined to have an indefinite life. We recognize the fair value associated with in-process technology as an operating expense during the period the transaction is consummated. We value employee stock options assumed as part of the acquisition using the Black-Scholes valuation model. The value of all vested awards and the value of unvested awards in excess of the intrinsic value of the unvested awards are included as part of the purchase consideration. We report the intrinsic value of the unvested awards as deferred compensation and record it as an operating expense over the remaining vesting period of the award. We value our stock issued as part of the purchase consideration based upon the average of the closing prices for the five-day trading period surrounding the transaction. We report total consideration in excess of the fair value of the acquired tangible and identifiable intangible assets, net of assumed liabilities, as goodwill.

In accordance with SFAS No. 142, “Goodwill and Other Intangibles,” we evaluate the goodwill for impairment on an annual basis. Impairment of goodwill is performed in two steps. First, the carrying value of the reporting unit is compared to the fair value of the reporting unit including the goodwill. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, we move to the second step of the impairment test. The second step of the impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of the goodwill, the impairment loss shall be recognized as an operating expense in an amount equal to that excess. We did not record a loss on impairment of goodwill during the years ended December 31, 2002, 2001 or 2000.

We may incur substantial liabilities connected to the termination of employees, asserted claims or litigation, or termination of leases in connection with our acquisitions that are accounted for as purchases. We have incurred such liabilities with the acquisition of Starbase in the year ended December 31, 2002 and will incur significant additional liabilities relating to the acquisitions of Starbase and TogetherSoft in the year ending December 31, 2003. We estimate acquisition-related costs at the time of the acquisition and accrue these costs, in accordance with Emerging Issues Task Force, or EITF, Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” or EITF 95-3, with an offsetting entry to goodwill. These accruals involve estimates regarding future events, sometimes several years in the future. We may make revisions and adjustments of the accrual and the related goodwill based on actual events.

Restructuring

We report costs associated with employee terminations and other exit activities in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” or EITF 94-3. We record employee termination benefits as an operating expense when 1) management having the appropriate level of authority to involuntarily terminate employees approves and commits us to the plan of termination and establishes the benefit the employees will receive upon termination, 2) the benefit arrangement is communicated to the employees, 3) the plan specifically identifies the number of employees to be terminated, their job functions and their locations, and 4) the period of time to complete the plan of termination indicates that significant change to the plan of termination is not likely. We record other exit costs as an operating expense when 1) management having the appropriate level of authority approves and commits us to the plan, 2) the exit plan identifies all significant actions to be taken to complete the exit plan, and 3) actions required by the exit plan will begin as soon as possible after the commitment date. We recognize other exit costs at the commitment date if they are not associated with revenue generating activity and the costs are either 1) incremental to other costs incurred by us in the conduct of our activities prior to the commitment date and will be incurred as a direct results of the exit plan, or 2) represent amounts to be incurred by us under a contractual obligation that existed prior to the commitment date and will either continue after the exit plan is completed with no economic benefit to us or be a penalty incurred by us to cancel the contractual obligation.

On July 31, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS 146. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3. As a result, when we adopt SFAS 146, we will recognize a liability for a cost associated with an exit or disposal activity when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 eliminates this definition and requirements for recognition of exit costs in EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is applicable for all exit activity initiated after December 31, 2002. We do not believe that our adoption of SFAS 146 will have a material impact on our results of operations, financial position or cash flows.

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management specifically analyzes accounts receivable, historical bad debt patterns, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our gross accounts receivable balance was $64.8 million and $53.6 million at December 31, 2002 and 2001, respectively. Our allowance for doubtful accounts was $5.6 million and $3.7 million at December 31, 2002 and 2001, respectively.

Stock-Based Compensation

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related Interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. We recognize compensation cost for stock options, if any, ratably over the vesting period. Generally, we grant options with an exercise price equal to the closing market price of our stock on the grant date. Accordingly, we have not recognized any compensation expense for our stock option plans. We provide additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123. If we had adopted the fair value method prescribed in SFAS 123, we would have recognized stock-based compensation expense, net of tax, of $24.8 million, $25.0 million and $17.3 million in the years ended December 31, 2002, 2001 and 2000, respectively, and our net income (loss) would have been $(7.5) million, $(1.9) million and $3.4 million in the years ended December 31, 2002, 2001 and 2000, respectively. Please see discussion in “Recent Accounting Pronouncements” for an explanation of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” or SFAS 148.

We account for stock options issued to non-employees, excluding non-employee directors, under SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123,” or EITF 96-18. We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. We charge the value of the equity instrument to earnings over the term of the service agreement. We had no such expenses in the years ended December 31, 2002, 2001 and 2000, respectively.

Impairment or Disposal of Long-Lived Assets

In accordance with SFAS No. 144 , “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, we evaluate the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. SFAS 144 requires recognition of impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair value less cost to dispose for assets to be disposed. Fair value is determined primarily by using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment was recorded during the years ended December 31, 2002, 2001 or 2000, respectively.

In accordance with SFAS 144, we account for property held for sale at the lower of the carrying value or the fair value less selling costs, based on an independent appraisal. At December 31, 2002, we classified an office building we own and lease to a third party, with a book value of $9.9 million, as property held for sale, as we are actively seeking a purchaser for the property.

Investments

We hold minority interests in companies having operations or technology in areas within our strategic focus. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in the current carrying value of these investments, thereby possibly requiring an impairment charge in the future. In 2002, we recorded a charge of $2.4 million to write-down our investment in Trolltech A.S. and $0.5 million to write-down our loan to AppForge, Inc.

Valuation Allowance for Deferred Tax Assets

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109. Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets are more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss carryforwards. Based on the weight of the available evidence, we have provided a valuation allowance against substantially all of our net deferred tax assets. Management will continue to evaluate the realizability of the deferred tax assets and the related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our operating results and the mix of income or loss in the domestic and foreign tax jurisdictions in which we operate.

Contingencies

Our current estimated range of liability related to certain litigation is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liabilities could materially impact our results of operation and financial position. As of December 31, 2002, we have accrued approximately $9.8 million for professional service fees and other costs with respect to our potential liability for pending litigation and other claims, including $7.7 million for professional service fees and other costs with respect to potential liability for pending litigation and other claims related to the Starbase and TogetherSoft acquisitions.

Determining Functional Currencies for the Purpose of Consolidation

We have a number of foreign subsidiaries that together account for approximately 62% of our total net revenues, 23% of our assets and 28% of our total liabilities as of December 31, 2002.

In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statements of operations or as a separate part of our stockholders’ equity under the caption “Cumulative comprehensive income.”

Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon our management’s determination of the functional currency of each subsidiary. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, is considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations is also considered.

Cumulative translation adjustments include any gain or loss associated with the translation of that subsidiary’s financial statements when the functional currency of any subsidiary is the local currency. However, if the functional currency is deemed to be the United States dollar then any gain or loss associated with the translation of these financial statements would be included within our statement of operations. If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized and recorded within our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to the United States dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

Based on our assessment of the factors discussed above, we consider the relevant subsidiary’s local currency to be the functional currency for each of our international subsidiaries. Accordingly we had cumulative translation gains of approximately $4.6 million and $2.6 million, which were included as part of cumulative comprehensive income within our balance sheet at December 31, 2002 and 2001, respectively. During the years ended December 31, 2002, 2001 and 2000, translation adjustments of $2.0 million, ($2.3) million and ($0.4) million, respectively, were included under cumulative comprehensive income. Had we determined that the functional currency of our subsidiaries was the United States Dollar, these gains and losses would have been included in our results of operation for each of the years presented.

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States Dollar and the significance of the assets, liabilities, revenues and expenses denominated in foreign currencies. These currencies include the Japanese Yen, the Euro, the United Kingdom Pound Sterling, Singapore Dollar, Hong Kong Dollar, Chinese Yen, Korean Won, Brazilian Real, Australian Dollar and Canadian Dollar. Any future translation gains or losses could have been significantly higher than those noted in each of these years. In addition, if we determine that a change in the functional currency of one of our subsidiaries has occurred at any point in time or we sell or liquidate one of our subsidiaries, we would be required to include any translation gains or losses from the date of change in our statement of operations. Hedging activities are discussed under Foreign Currency Risk in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

RESULTS OF OPERATIONS

Total Net Revenues

Total net revenues were $244.6 million, $221.8 million and $191.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Licenses and Other Revenues

Licenses and other revenues represent amounts earned for granting customers licenses to use our software products. Licenses and other revenues were $204.5 million, $187.0 million and $163.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Licenses and other revenues represented 84%, 84% and 86% of total net revenues for the years ended December 31, 2002, 2001 and 2000, respectively. The following table presents our licenses and other revenue by product category for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
Java	$93,805	$76,963	$50,940
RAD	59,795	60,414	59,285
Enterprise	46,995	49,648	53,505
DSP and other	3,886	19	—

Licenses and other revenues	$204,481	$187,044	$163,730

Java.    Our Java product group consists of JBuilder, Borland Enterprise Studio for Java and other JBuilder and Java development products, including JBuilder MobileSet and Optimizeit. Licenses and other revenues from our Java products group represented 46%, 41% and 31% of total licenses and other revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Licenses and other revenues from our Java product group increased 22% in the year ended December 31, 2002 to $93.8 million from $77.0 million in the prior year, primarily due to growth in the Java market and to a lesser extent due to the introduction of Optimizeit into our product offerings. Licenses and other revenues from our Java product group increased 51% in the year ended December 31, 2001 to $77.0 million from $50.9 million in the prior year, primarily due to growth in the Java market. During 2002, new releases from the Java product group included JBuilder 7 and 8. In the future, we expect growth in revenues from our Java product group to depend upon the growth in the Java market, the timing of new product releases and general economic conditions.

Rapid Application Development, or RAD.    Our RAD product group consists of Delphi, Kylix and C++Builder. Licenses and other revenues from our RAD product group represented 29%, 32% and 36% of total licenses and other revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Licenses and other revenues from our RAD product group decreased 1% in the year ended December 31, 2002 to $59.8 million from $60.4 million in the prior year, primarily due to the general economic conditions, the maturation of our products and the timing of new product releases. During 2002, new releases from the RAD products group included Delphi 7 and C++Builder 6. Licenses and other revenues from our RAD products group increased 2% in the year ended December 31, 2001 to $60.4 million from $59.2 million in the prior year. Future revenue growth from our RAD group will depend upon the timing of market adoption of the Microsoft .NET platform, the timing of the release of our anticipated .NET product, and the market demand for an independent supplier of development solutions for .NET.

Enterprise.    Our Enterprise product group consists of our Borland Enterprise Server family; including AppServer Edition, VisiBroker Edition and Web Edition; InterBase and JDataStore, our database products; and Borland AppCenter. Licenses and other revenues from our Enterprise product group represented 23%, 27% and 33% of total licenses and other revenues for the years ended December 31, 2002, 2001 and 2000, respectively. License revenues from our Enterprise products group decreased 5% in the year ended December 31, 2002 to $47.0 million from $49.6 million in the prior year, primarily due to general economic conditions, especially in the telecommunications and financial sectors, and a corresponding decrease in customer information technology budgets for enterprise applications. License revenues from our Enterprise product group decreased 7% in the year ended December 31, 2001 to $49.6 million from $53.5 million in the prior year, primarily due to the impact of the decline in economic conditions in the United States that resulted in decreased demand from U.S. customers. Revenue growth from our Enterprise product group will depend upon the recovery in corporate spending for deployment solutions, our ability to provide compelling technical solutions for software deployment to differentiate ourselves from our competitors and our ability to tightly integrate our deployment solutions with our development solutions.

Developer Services Platform or DSP.    Our DSP products group consists of StarTeam, CaliberRM, CodeWright and DSP products. Licenses and other revenues from our DSP product group represented 2%, 0% and 0% of total licenses and other revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Licenses and other revenues from our DSP product group in the year ended December 31, 2002 was $3.9 million comprised mainly of new products resulting from the acquisition of Starbase. At the end of November 2002, we acquired a 79% interest in Starbase and accordingly, consolidated the results of operations, including revenues, of Starbase in late November 2002. During 2002, new releases from the DSP product group included StarTeam, CaliberRM and CodeWright. In the future, we expect licenses and other revenues from our DSP product group to grow due to the inclusion of revenues from sales of new products obtained through acquisitions in our results for an entire year.

In 2003, we expect that a significant portion of our license revenues will be attributable to our newly-acquired TogetherSoft and DSP product lines. Licenses and other revenues growth for any of our products will require that we continue to improve in our current offerings through feature enhancements and integration between our product lines as well as continued execution of our direct sales force in selling our development solutions to large enterprises.

Service Revenues

Service revenues represent amounts earned for technical support, consulting and training services for software products. Net service revenues were $40.1 million, $34.7 million and $27.3 million for the years ended December 31, 2002, 2001 and 2000, respectively, representing 16%, 16% and 14% of total net revenues for those years, respectively. Service revenues increased $5.4 million in the year ended December 31, 2002 from the year ended December 31, 2001 primarily as a result of an increase in technical support revenues. Technical support revenues were $25.1 million, $22.5 million and $15.8 million, in the years ended December 31, 2002, 2001 and 2000, respectively, and represented 63%, 65%, and 58% of total service revenues for the years ended December 31, 2002, 2001 and 2000, respectively. The year-to-year growth in the technical support revenues in 2002 from 2001 and in 2001 from 2000 was due to increased sales of our enterprise-level support offerings, even though Enterprise license revenues have decreased slightly sequentially from 2000 to 2002. We expect this trend to continue should we have success selling into larger enterprises. Our service revenues may grow as our new enterprise solution offerings increase in complexity and include more services as a component of larger sales contracts.

During January 2003, we completed the acquisitions of Starbase and TogetherSoft. With the additional product offerings from these two acquisitions combined with our current offerings, we will further our focus on providing an end-to-end solution for enterprises challenged with large-scale software development projects. Such large-scale software development projects require a higher level of understanding of our product offerings in order to enhance the development process and shorten the time to deployment. As such, our service offerings may become a larger component of our overall revenues over time.

International Net Revenues

Revenues from sources outside the United States, or non-U.S. revenues, represented approximately 62%, 60% and 55% of total net revenues for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in the percentage of non-U.S. revenues for the year ended December 31, 2002, as compared to the years ended December 31, 2001 and 2000, was principally due to the growing adoption of the Java language in the EMEA and the Asia Pacific regions (as defined below) and the decline in our Enterprise business in the U.S. due to the continued downturn in the U.S. economy. We expect non-U.S. revenues to continue to be more than 50% of total net revenues in future periods, though the U.S. percentage should increase in 2003 due to the acquisitions of Starbase and TogetherSoft, which had greater percentages of their revenues from U.S. operations.

Fluctuations in foreign currency exchange rates did not have a material impact on our total net revenues or operating results for the years ended December 31, 2002, 2001 and 2000. However, our non-U.S. revenues would be adversely affected if the U.S. dollar were to strengthen against major foreign currencies including the Japanese Yen, the United Kingdom Pound Sterling and the Euro.

The following table presents our total net revenues by region (in thousands):

	Year Ended December 31,
	2002	2001	2000
Americas	$109,031	$100,348	$96,581
EMEA	88,382	84,103	61,354
Asia Pacific	47,166	37,320	33,132

Total net revenues	$244,579	$221,771	$191,067

Our Americas operations include activities of our parent company located in the United States and subsidiaries in Canada, Mexico and Brazil. Our EMEA operations include activities of our subsidiaries in the

Netherlands, Germany, United Kingdom and France and branch offices in Spain, Italy, Sweden, Finland and Russia. Our Asia Pacific operations include activities of our subsidiaries in Singapore, Japan, Taiwan, Korea, Hong Kong, China, India, Australia and New Zealand.

Total net revenues from Japan were $25.5 million, $23.6 million and $20.9 million, in the years ended December 31, 2002, 2001, and 2000, respectively, and represented 10%, 11% and 11% of total net revenues in the years ended December 31, 2002, 2001, and 2000, respectively. Total net revenues from Germany were $27.1 million, $24.6 million and $17.5 million, in the years ended December 31, 2002, 2001, and 2000, respectively, and represented 11%, 11% and 9% of total net revenues in the years ended December 31, 2002, 2001, and 2000, respectively. No other country had total net revenues greater than 10% of total net revenues in the years ended December 31, 2002, 2001, and 2000.

Cost of Revenue

Cost of Licenses and Other Revenues

Cost of licenses and other revenues consist primarily of production costs, product packaging and royalties paid to third-party vendors. Cost of licenses and other revenues were $15.2 million, $13.4 million and $12.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. Cost of licenses and other revenues were 7% of total licenses and other revenues in each of the years ended December 31, 2002, 2001 and 2000, respectively. Royalty costs were 2% of licenses and other revenues in each of the years ended December 31, 2002, 2001 and 2000, respectively. If royalty costs as a percentage of licenses and other revenues were to increase by 1% of licenses and other revenues, we would have experienced an additional cost of licenses and other revenues of $2.0 million, $1.9 million and $1.6 million in the years ended December 31, 2002, 2001 and 2000, respectively. The level of royalty costs in future periods will be dependent upon our ability to obtain favorable licensing terms for our products that include third-party technology and the extent to which we include such third-party technology in our product offerings.

Cost of Service Revenues

Cost of service revenues consists primarily of salaries and benefits, third-party contractor costs and related expenses incurred in providing customer support, consulting and training. Cost of service revenues were $20.8 million, $22.5 million and $19.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. Cost of service revenues were 52%, 65% and 73% of total service revenues in the years ended December 31, 2002, 2001 and 2000, respectively. Cost of technical support revenues represented 29%, 26% and 24% of the total cost of service revenues for the years ended December 31, 2002, 2001 and 2000, respectively, while cost of consulting and training revenues represented 71%, 74% and 76%, respectively, of the total cost of service revenues for the same periods. Service revenues gross margins were 48%, 35% and 27% in the years ended December 31, 2002 and 2001, respectively. The increase in gross margins for the year ended December 31, 2002 when compared with the years ended December 31, 2001 and 2000 was due to a decrease in consulting and training costs during the year ended December 31, 2002 when compared with years ended December 31, 2001 and 2000. In future periods, we expect increases in our cost of service revenues only as a function of our ability to grow our service revenues.

Operating Expenses

Research and Development Expenses

Research and development expenses for the years ended December 31, 2002, 2001 and 2000, were $50.8 million, $46.1 million and $41.9 million, respectively. Such expenses were 21%, 21% and 22% of total net revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Research and development as a percentage of total net revenues remained relatively flat in 2002 compared with 2001 and 2000. During 2002, we released a number of new products and product upgrades, including Delphi 7, JBuilder 7 and 8, Borland Enterprise Studio 5 for Java and Kylix 3. During 2001, we released a number of new products and product upgrades, including Delphi 6, JBuilder 5 and 6, JBuilder MobileSet, Borland AppCenter 4.1, Borland Enterprise Studio for Java and Kylix 2.

We believe that large enterprises currently require software development solutions that will reduce the time to deployment. In order to address this need, we plan to offer integrated software solutions that address all aspects of the application development lifecycle. In 2003, we expect total dollars spent on research and development to increase over 2002 due to the acquisitions of Starbase and TogetherSoft. In 2003, we expect to spend a significant amount of our research and development dollars on integration of our traditional Borland products with our newly-acquired products from Starbase and TogetherSoft. Our future success will be dependent in part on our ability to technologically integrate these products. This effort has already begun with the commercial release of our new Borland Together Edition for JBuilder and Borland Enterprise Studio 5 for Java. These products were released for commercial shipment in March 2003.

During 2002, we entered into contracts to perform non-recurring engineering projects for several customers. Under these arrangements, we received cash payments for engineering services upon the achievement and delivery of certain milestones. We accounted for the cash payments received under these arrangements as a reduction of research and development expenses. During 2002, we received approximately $2.6 million in cash payments under these arrangements. There were no such arrangements in the years ended December 31, 2001 and 2000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $132.9 million, $120.7 million and $103.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. These expenses were 54% of total net revenues for each of the years ended December 31, 2002, 2001 and 2000, respectively. Selling, general and administrative expenses increased in absolute dollars in the year ended December 31, 2002 from the years ended December 31, 2001 and 2000 primarily due to the increase in salaries related to the continued expansion of our direct sales force and marketing organization. Selling, general and administrative salaries expense was $53.4 million, $45.6 million and $32.4 million in the years ended December 31, 2002, 2001 and 2000, respectively. In 2003, we expect our selling, general and administrative expenses to increase due to the acquisition of Starbase and TogetherSoft. We also expect an increase in sales and marketing spending in 2003 in order to support a larger installed customer base. In addition, to the extent our direct sales increase, we expect our selling, general and administrative expenses to increase as a result of variable compensation from our sales incentive plans. General and administrative expenses declined in 2002 to 17% of selling, general and administrative expenses from 20% in 2001 and 32% in 2000 as we leveraged our existing administrative resources over a higher revenue base. We expect our general and administrative expenses to increase over the 2002 levels, particularly in the first half of the year, as we integrate our acquisitions; however, we believe this spending should decrease in the second half as operations are combined in the completion of our integration activities of the Starbase and TogetherSoft operations.

Restructuring, Litigation, Amortization of Intangibles and Acquisition-Related Expenses

The following table summarizes our restructuring, litigation, amortization of intangibles and acquisition-related expenses activity for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
Restructuring	$681	$—	$1,546
Amortization of intangibles	1,670	806	1,009
Acquisition-related expenses	4,623	409	3,729
Non-recurring benefit from reversal of litigation and restructuring accruals	(1,588)	—	(5,771)
In-process research and development	300	—	413

Total	$5,686	$1,215	$926

During the year ended December 31, 2002, we recorded restructuring, amortization of intangibles and acquisition-related expenses in the amount of $5.7 million, which consisted of $4.6 million in compensation expense associated with earn-out provisions in the VMGear and Bedouin acquisitions, $1.7 million in operating expenses from the amortization of purchased intangibles acquired from Starbase, Boldsoft, Highlander, Bedouin and VMGear, $0.4 million in restructuring costs resulting from the Highlander and VMGear acquisitions, $0.3 million charge for in-process development related to the Starbase acquisition and $0.3 million in write-down of leasehold improvements related to exiting a leased facility, offset by a non-recurring benefit totaling $1.6 million related to the settlement of various litigation matters. These benefits resulted from the reversal of reserves established in prior periods based upon estimates of the cost of resolving the litigation.

Changes for the year ended December 31, 2001 included acquisition-related expenses and the amortization of purchased intangibles acquired from Bedouin and Engine Informatica, Ltd., and for compensation expense associated with an earnout provision on the Bedouin acquisition, in the amount of $1.2 million.

During 2000, we reversed approximately $2.8 million in restructuring and severance reserves and $3.0 million in legal reserves established in prior periods that were determined to be no longer necessary. The restructuring and severance reserves were reversed primarily because the individuals identified in the restructure were not terminated. The legal reserve was reversed because the related legal matters were resolved for substantially less, in the aggregate, than the amount of the legal reserves which we established in prior periods for such matters. This reversal was offset by expenses associated with the proposed merger with Corel Corporation (which was terminated in May 2000) of $3.7 million, restructuring charges of $1.5 million in connection with the termination of 30 employees, amortization of intangibles of $1.0 million and in-process research and development of $0.4 million.

The following table summarizes the current portion of our restructuring activity accounted for in accordance with EITF 94-3 for the years ended December 31, 2002, 2001 and 2000 (amounts in thousands):

	Severance and Benefits	Other Asset Charges	Facilities	Other	Total
Accrual at December 31, 1999	$3,003	$4,764	$997	$1,204	$9,968
2000 restructuring	1,546	—	—	—	1,546
Cash paid during 2000	(2,346)	(181)	(370)	(189)	(3,086)
Non-cash costs	—	(4,139)	—	(459)	(4,598)
Reversal of previous restructuring	(1,151)	(444)	(7)	(56)	(1,658)

Accrual at December 31, 2000	$1,052	$—	$620	$500	$2,172
2001 restructuring	228	—	—	—	228
Cash paid during 2001	(806)	—	(379)	—	(1,185)
Non-cash costs	50	—	—	(364)	(314)
Reversal of previous restructuring	(195)	—	38	157	—

Accrual at December 31, 2001	$329	$—	$279	$293	$901
2002 restructuring	—	—	681	—	681
Cash paid during 2002	(229)	—	(412)	—	(641)
Non-cash costs	49	—	22	(13)	58
Reversal of previous restructuring	—	—	108	(108)	—

Accrual at December 31, 2002	$149	$—	$678	$172	$999

We have also recorded a restructuring reserve associated with certain leases in the United Kingdom in the amount of $1.8 million as of December 31, 2002. This amount represents the excess of our contractual obligation over the minimum sublease income. Due to the timing of the contractual payments, this amount has been included in other long-term liabilities.

In 2003, we expect our restructuring, amortization of intangibles and acquisition-related expenses will increase significantly due to the identifiable intangibles acquired from Starbase and TogetherSoft in January 2003 and restructuring of our operations in conjunction with the integration of these acquired companies.

Loss on Write-Down of Investments and Long-Term Asset

During the year ended December 31, 2002, we recorded a loss of $2.9 million to write down certain investments and long-term assets. This loss related to a charge of $2.4 million for the write-off of a cost based investment in Trolltech A.S. and a one-time charge of $0.5 million to write off a loan that was deemed uncollectable.

Gain on Sale of Corporate Assets

We previously held a minority common stock interest in Starfish. On September 23, 1998, Motorola, Inc. completed the acquisition of Starfish. The acquisition involved a combination of cash and Motorola common stock, part of which was withheld in escrow. Based upon the cash and common stock consideration received or released from escrow, we recorded gains of approximately $0.4 million and $0.7 million during the years ended December 31, 2001 and 2000, respectively.

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

Interest Income, Net and Other

Interest income, net and other was $6.9 million, $10.7 million and $14.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decline in interest income, net and other during 2002 when compared to 2001 reflects a decrease in interest income of $4.0 million, despite slightly higher balances of cash, cash equivalents and short-term investments, due to decreases in prevailing interest rates. The decline in interest income, net and other during 2001 when compared with 2000 reflects a decrease in interest income of $3.2 million, despite higher cash balances, due to a decline in prevailing interest rates. The weighted-average yields on investments in the year ended December 31, 2002 ranged between 2.0% and 2.4% and between 2.4% and 4.3% in the year ended December 31, 2001. Changes in interest rates will, of course, continue to impact our interest income performance in future periods. We also expect that interest income will decrease in 2003 due to expected lower cash balances following the payment of cash consideration in connection with the TogetherSoft and Starbase acquisitions.

Income Taxes

On a consolidated basis, we generated a pre-tax profit of approximately $23.1 million, $29.0 million and $25.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. We recorded an income tax provision of approximately $5.7 million, $5.8 million and $5.0 million for the years ended December 31, 2002, 2001 and 2000, respectively, which equaled 25%, 20% and 19% of our pre-tax profit, respectively. The increases in income tax provision as a percentage of pre-tax profit from in 2002 from 2001 and in 2001 from 2000 were principally related to a greater amount of our non-U.S. pretax profits subject to tax and to a reduction in the utilization of net operating loss carryforwards.

Our effective tax rate is primarily dependent on the location of taxable profits, if any, due to our net operating loss carryforwards in certain, but not all, jurisdictions, and the imposition of withholding taxes on revenues regardless of our profitability. We currently expect that our effective tax rate will remain at approximately 25% in 2003, but our actual rate will be highly dependent on jurisdictional mix.

Our income tax provision for the year ended December 31, 2002 differs from the statutory tax rate principally due to our limited utilization of net operating losses in the U.S., income taxes in certain non-U.S. jurisdictions and withholding taxes on certain payments we receive from non-U.S. persons that are imposed regardless of our profitability.

For U.S. federal and state income tax purposes, we have net operating loss carryforwards of approximately $186 million and $6 million at December 31, 2002, respectively. We also have available U.S. federal and state tax credit carryforwards of approximately $19 million and $11 million, respectively. These credit carryforwards expire between 2005 and 2020, if not utilized. We also have Alternative Minimum Tax, or AMT, credit carryforwards for U.S. federal income tax purposes of approximately $1 million, which do not expire. Utilization of federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization. We also have approximately $27 million of net operating loss carryforwards in various foreign jurisdictions.

Deferred tax assets and related valuation allowances of approximately $49 million relate to certain U.S. operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Liquidity and Capital Resources

Cash and cash equivalents.    Cash, cash equivalents and short-term investments were $296.2 million at December 31, 2002, an increase of $1.8 million from a balance of $294.4 million at December 31, 2001. Working capital decreased to $246.7 million at December 31, 2002 from $258.6 million at December 31, 2001. Working capital increased to $258.6 million at December 31, 2001 from $230.1 million at December 31, 2000.

Liabilities and leases.    As of December 31, 2002, we have no long-term debt, and we have other long-term liabilities of approximately $9.6 million, which consisted principally of deferred tax liabilities and non-current restructuring accruals. At December 31, 2002, we had operating lease commitments of approximately $44.2 million. Payments from subleases of leased facilities were $0.3 million in 2002. These contractual lease payments will be paid over the following period (amounts in thousands):

Calendar year:	Operating Leases
2003	$ 10,066
2004	8,454
2005	7,190
2006	4,416
2007	3,808
Thereafter	10,268

$ 44,202

In addition, with the acquisition of TogetherSoft in January 2003, we will assume operating lease commitments that totalled approximately $7.8 million as of December 31, 2002. As a result of the Starbase and TogetherSoft acquisitions, we have excess facilities under lease and we are actively negotiating the reduction of some of our lease commitments.

Net cash provided by operating activities.    Net cash provided by operating activities during the year ended December 31, 2002 was $25.6 million, which included $17.4 million in net income, $7.8 million in non-cash items and a $0.4 million decrease in non-cash working capital. Net cash paid for severance and facilities costs associated with prior restructuring and acquisition activities was approximately $0.8 million in 2002.

Net cash provided by operating activities during the year ended December 31, 2001 was $35.2 million, which included $23.1 million in net income, $7.2 million in non-cash items and a $5.0 million decrease in non-cash working capital. Net cash paid for severance and facilities costs associated with prior restructuring was approximately $1.2 million in 2001.

Net cash provided by operating activities during the year ended December 31, 2000 was $25.7 million, which included $20.7 million in net income, $10.3 million in non-cash items offset by a $5.4 million increase in non-cash working capital. Net cash paid for severance and facilities costs associated with prior restructuring was approximately $3.1 million in 2000.

Net cash provided by and used in investment activities.    Net cash used in investment activities during the year ended December 31, 2002 was $72.5 million. For the year ended December 31, 2002, we had net purchases of short-term investments of approximately $42.5 million and purchases of property and equipment of $3.5 million. We used cash to fund several acquisitions of software companies and assets of software companies, including Starbase ($18.8 million, representing our 79% interest), VMGear ($2.2 million) and BoldSoft ($0.9 million). We also acquired Highlander by the assumption of certain liabilities of Highlander and a cash earnout commitment not to exceed $2.0 million over a two year period contingent upon the financial performance of the acquired software products and services. We incurred costs related to the acquisition of TogetherSoft of $1.7 million in 2002. We also entered into bridge loans with two other software firms, AltoWeb ($2.5 million) and AppForge ($0.5 million). The convertible promissory note with AltoWeb carries an interest rate of 8% and is convertible, at our election, upon the completion of financing by AltoWeb in excess of $2.0 million. The principal balance and any unpaid accrued interest shall become payable at the earliest of 1) six months from the effective date of the note, 2) the date of completion of financing by AltoWeb in excess of $2.0 million to the extent we elect not to convert the note, or 3) the closing date of an acquisition. The convertible promissory note with AppForge carries an interest rate of 8% and is convertible, at our election, upon the completion of financing by AppForge in excess of $1.0 million. The principal balance and any unpaid accrued interest shall become payable at the earlier of 1) six months from the effective date of the note, or 2) the closing date of an acquisition. We expect to make cash payments in the first half of 2003 of approximately $80 million as consideration for the acquisitions of TogetherSoft and Starbase.

Net cash provided by investment activities during the year ended December 31, 2001 was $27.2 million. For the year ended December 31, 2001, we had net sales of short-term investments of approximately $32.0 million offset by acquisitions of $4.9 million in property and equipment.

Net cash used by investment activities during the year ended December 31, 2000 was $7.1 million, which was principally related to the cash received from the sale of our Scotts Valley, California headquarters facility of $39.7 million and $0.7 million from the sale of our investment in Starfish offset by the net purchases of short-term investments of $43.0 million. Proceeds from the sale of our Scotts Valley headquarters facility were net of $3.7 million for a security deposit on the long-term lease, $2.5 million in costs for improvements to the building and $1.1 million in tenant rental prepayments and other closing costs. For the year ended December 31, 2000, we also used approximately $1.9 million in cash to purchase Bedouin and $2.5 million to purchase computers and equipment.

Net cash provided by financing activities.    Net cash provided by financing activities during the year ended December 31, 2002 was $3.7 million, consisting primarily of $11.5 million received for the issuance of shares of our common stock from option exercises under our stock option plans and from our Employee Stock Purchase Plans, or ESPPs, offset by $7.8 million for the repurchase of our common stock.

Net cash provided by financing activities during the year ended December 31, 2001 was $3.8 million, consisting primarily of $16.1 million received for the issuance of shares of our common stock from option exercises under our stock option plans and from ESPP purchases offset by $8.8 million for the re-payment of a mortgage note related to an office building owned by us and located in Scotts Valley, California and $3.6 million for the repurchase of our common stock.

Net cash provided by financing activities during the year ended December 31, 2000 was $5.8 million, consisting primarily of $6.0 million received for the issuance of shares of our common stock from option exercises under our stock option plans and from ESPP purchases.

Currency.    Currency fluctuations did not have a significant impact on our cash position during the year ended December 31, 2002. Although we partially hedge our foreign currency exchange rate risk, strengthening of the U.S. Dollar against the Euro, United Kingdom Pound Sterling, Australian and Singapore Dollars or Japanese Yen could harm our business. We cannot predict currency exchange rate fluctuations and there can be no assurance that foreign currency exchange rates will not have a material adverse impact on our future cash flows and operating results. See further discussion of foreign currency risk in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Acquisitions.    Some acquisitions we entered into have forward cash commitments due to earnouts that may form all or part of the purchase price. As of December 31, 2002, we are contractually committed to make certain cash payments under our acquisition agreements with the former shareholders of Highlander and VMGear. A portion of these payments are contingent upon meeting certain financial performance requirements. The contingent payments for these two transactions are not to exceed $20.0 million and will be paid, if earned, over a three-year period.

During 2002, we entered into an Agreement and Plan of Merger with Starbase, and Galaxy Acquisition Corp., a wholly-owned subsidiary of ours. Pursuant to the merger agreement, we commenced a tender offer for all the outstanding shares of Starbase at a price of $2.75 per share in cash. Total consideration to be paid for all the shares of Starbase is approximately $24.0 million, including approximately $19.0 million that we paid in 2002. During 2002, we also entered into an Agreement and Plan of Merger and Reorganization with privately-held TogetherSoft and two wholly-owned subsidiaries whereby an aggregate of $82.5 million in cash was agreed to be paid to the stockholders and option holders of TogetherSoft and 9,050,000 shares of Borland common stock were agreed to be issued to such stockholders. The acquisition of TogetherSoft was completed in January 2003 and approximately $75 million of the cash consideration will be paid in the first half of 2003 and the remaining cash consideration will be held in escrow to secure certain indemnification obligations set forth in the Agreement and Plan of Merger and Reorganization.

During the year ended December 31, 2002, we engaged several professional service firms to perform certain accounting, legal and financial advisory services in conjunction with the proposed acquisitions of TogetherSoft and Starbase. The bulk of these fees are payable when completed. We expect to pay these fees during the first half of 2003 with our existing cash reserves. The fees will be capitalized as part of the purchase accounting for the respective acquisition.

Our principal source of liquidity has been cash generated from operations. In the past, we have invested significantly in our operations. We anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. Also, in the first half of 2003, we expect to use a significant amount of resources in order to fund the completion of the Starbase and TogetherSoft acquisitions and integrate their operations. We also expect that our capital expenditures in the next year will be greater than fiscal year 2002. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or products lines. We believe that our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financings. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be available on reasonable terms and not dilutive to our stockholders.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. We are currently evaluating the effect of this statement on our results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123”, or SFAS 148. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for years ending after December 31, 2002. We have adopted the disclosure requirements of SFAS 148.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe the adoption of EITF 00-21 will have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. See Notes 2 and 20 to the Consolidated Financial Statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS 146. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is applicable for all exit activity initiated after December 31, 2002. We do not believe that our adoption of SFAS 146 will have a material impact on our results of operation, financial position or cash flows, although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

Approval of Non-Audit Services

During the year ended December 31, 2002, the Audit Committee of our Board of Directors approved new or recurring engagements with PricewaterhouseCoopers LLP, our independent accountants, to provide the following non-audit services: (1) accounting advisory services related to certain acquisitions, (2) certain tax-related services and (3) statutory audits.

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

We may not be able to successfully integrate acquired businesses into our existing business.

As a part of our business strategy, we have recently acquired a number of businesses, products and technologies, including our significant acquisitions of TogetherSoft and Starbase. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel. Acquisition integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business. The challenges involved in the integration of acquired businesses include, but are not limited to:

•	demonstrating to customers that the acquisition will not result in adverse changes in customer service standards or business focus;

•	coordinating sales and marketing efforts to communicate our capabilities effectively;

•	training the acquired companies’ sales forces on our other technologies and how to engage in solution selling;

•	coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•	preserving distribution, marketing and other important relationships and resolving potential conflicts that may arise;

•	minimizing the diversion of management attention from ongoing business concerns;

•	persuading employees that business cultures are compatible, maintaining morale and retaining key employees, in particular those in sales and software engineering positions;

•	coordinating and combining international operations, relationships and facilities, which may be subject to additional risks and constraints imposed by local laws and regulations;

•	managing integration issues of our acquired businesses shortly after, simultaneously with, or pending the completion of, other acquisitions;

•	maintaining productivity and support while consolidating corporate information technology, or IT, infrastructure; and

•	combining product offerings and preventing customers from deferring purchasing decisions or switching to other suppliers due to uncertainty about the direction of our product offerings and our willingness to support and service existing products.

In the future, we may continue to make acquisitions of businesses, products or technologies. However, acquisitions entail numerous risks that, if realized, could harm our operating results. These risks include, but are not limited to:

•	there may not be suitable businesses, products or technologies available for acquisition on terms acceptable to us;

•	there may be substantial costs associated with acquisitions, including the potential dilution to our earnings per share, the incurrence or assumption of debt, the assumption of contingent liabilities, the amortization of expenses related to intangible assets and the legal and other fees associated with the negotiation and consummation of the acquisition;

•	we may make acquisitions in markets where we have limited or no prior experience;

•	there is no guarantee that any acquisition we complete will result in earnings accretion, cost efficiencies or synergies;

•	we may expend resources to acquire products and technologies that we are not ultimately able to commercialize;

•	we may acquire businesses that bring with them unanticipated or undisclosed liabilities, risks, costs and expenses;

•	we may acquire businesses or technologies at prices that are later determined post-acquisition to be in excess of fair value;

•	integration and other risks of acquisitions may be more pronounced for larger transactions or if multiple acquisitions are pursued simultaneously; and

•	if we fail to identify and complete these transactions, we may be required to expend resources to develop products and technology internally, which may put us at a competitive disadvantage, or we may be harmed by negative market perceptions, any of which would damage our operating results.

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

Below is a table of our chief competitors for each of our product lines:

Product	Competitive Products
CaliberRM	IBM’s Rational Requisite Pro and Telelogic’s DOORS

Together ControlCenter	IBM’s Rational Rose and Rational XDE, and Embarcadero’s Describe

JBuilder	IBM’s WebSphere Studio Application Developer, Oracle’s JDeveloper, JetBrains’ IntelliJ and Sun Microsystems’ Sun ONE Studio

Delphi/C++	Microsoft’s Visual Studio and Visual Basic

Optimizeit	IBM’s Rational Purify Plus and Quest’s JProbe

StarTeam	Telelogic’s CM Synergy, Merant’s PVCS, IBM’s Rational ClearCase and ClearQuest and MKS’ Source Integrity

Enterprise Server, AppServer Edition	BEA Systems’ WebLogic, IBM’s WebSphere, Oracle 9i and Sun Microsystems’ ONE

Enterprise Server, VisiBroker Edition	Iona’s Orbix

Enterprise Server, Web Edition	Microsoft’s Content Management Server and providers of the Apache Web Server

We attempt to differentiate our products from our competitors’ products based on interoperability, cost of ownership, performance and reliability as well as their effectiveness in addressing our customers’ needs. We may not be able to successfully differentiate our products from those of our competitors in the future or be able to continue to enhance our product lines to meet the needs of our customers. In addition, many of our competitors have substantially greater financial, management, marketing and technical resources than we have. Many of our competitors have well established relationships with our current and potential customers, extensive knowledge of the market and extensive product development, sales and marketing resources. As a result of their greater resources and established relationships, these competitors may be more successful than we are at developing and marketing products in our markets.

Because there are relatively low barriers to entry in a number of our markets, we also expect additional new competition from other established and emerging companies. In particular, given the growth and adoption of Java, we are observing increased attention to the market for Java development technologies, and expect additional new entrants. For example, certain vendors which have previously not focused significant resources on the Java development market have altered their product strategies to incorporate Java development offerings. Because we are dependent on the market for Java development for a substantial portion of our revenue, increased competition in this market could damage our competitive position. Increased competition in our markets, including from companies with substantial resources, could result in price reductions, fewer customer orders, reduced gross margins and loss of market share. Any one of these results could substantially reduce our revenues.

Bundling arrangements or product give-aways by our competitors, including freely available development technologies, may diminish demand for our products or pressure us to reduce our prices.

Certain of our competitors, particularly those that are primarily hardware vendors or platform providers, generate a substantially greater proportion of their sales in markets in which we do not directly compete. We believe a number of these competitors view sales of software development technologies as important for enhancing the functionality of, and demand for, their core products. As a result, some companies may bundle software development products that compete with our offerings with their other products, such as application servers, work stations, personal computers, operating systems and databases. When competitors do so, the effective price for software development products that compete with our products may be heavily discounted or offered at no charge. This could require us to reduce the price of our products and related services, diminish our revenues and harm our profitability. Similarly, industry alliances and arrangements exist or may be formed in the future under which our competitors ally with companies in markets in which we do not compete to bundle products. These arrangements may result in lower effective prices for our competitors’ products than our own prices, putting pressure on our business and diminishing our competitive position.

In addition to bundled offerings and bundling arrangements, some competitors make available or have begun making available for no charge to their customers products that compete with our products, including our development solutions such as JBuilder. While we believe that products made available at minimal or no cost are not able to compete with our offerings on the basis of quality, performance and reliability, among other things, freely available competitive technologies are a risk to our business. At a minimum, technologies offered at no charge increase pricing pressure and threaten revenue potential. For example, IBM’s open source Eclipse initiative is a model under which products that compete with our offerings may eventually become available at minimal or no cost. IBM Eclipse is attempting to create an open source toolkit in which customers can access and create development technologies at no charge. Wide adoption of this model may seriously reduce demand for our products.

Consolidation in our industry may impede our ability to compete effectively.

Consolidation continues to occur among companies that compete in our markets as firms seek to offer more extensive suites of software products and to take advantage of efficiencies and economies of scale. Additionally, a number of major hardware companies have sought to expand their software and services offerings through acquisitions. Recently, IBM acquired Rational Software, a competitor of ours. Changes resulting from this and other consolidations may harm our competitive position, particularly as certain products, when offered as part of a bundled suite, are offered for free or are given away to sell more hardware components. In addition, as the trend toward consolidation continues, we may encounter increased competition for attractive acquisition targets and may have to pay higher prices for those businesses or products.

We are relatively new to selling comprehensive solutions for the application development lifecycle, and we may not be able to successfully compete in that broader market.

The software application lifecycle market has been evolving, as customers are increasingly demanding development solutions that address each stage of the software development lifecycle. While we believe we maintain strong relationships with the IT organizations in large enterprises through our developer network, we do not have extensive experience selling comprehensive development solutions. Historically, we have focused on selling particular products for particular segments of the development process, most notably the sale of development tools. We have recently acquired a number of companies that we believe provide us with a more comprehensive product offering that is attractive to large enterprises. However, we have no history of selling these comprehensive solutions and we may be unable to effectively sell these solutions to large enterprises. To compete successfully in the software application lifecycle market we believe we will need to:

•	develop stronger relationships with systems integrators and other strategic partners with access to enterprise accounts and executive-level decision makers on software application lifecycle products;

•	coordinate the activities of our various product organizations to provide fully integrated products, including synchronizing release cycles;

•	successfully and efficiently educate our existing marketing, direct sales and indirect sales teams on selling comprehensive solutions; and

•	compete with several very large and well-established companies that already compete in these markets.

Our increasing focus on enterprise customers may lengthen our sales cycles and increase fluctuations in our financial results.

As we increasingly seek to license software products directly to our customers, particularly large enterprises, we have experienced sales cycles that are substantially more lengthy and uncertain than those associated with our traditional business of licensing software through indirect and retail channels. As we move to selling customers comprehensive solutions, we believe that a significant percentage of our future revenues will be from enterprise customers. These transactions typically contain multiple elements, including licenses for development and deployment products, technical support, maintenance, consulting and training services. As a result, these customers generally commit significant time and resources to evaluating our software, and they require us to expend substantial time, effort and money in establishing the enterprise relationship and in educating them about our software products and solutions. Also, sales to enterprise customers generally require an extensive sales effort throughout the customer’s organization and often require final approval by the customer’s Chief Information Officer or other senior executive employees. In particular, while our strategy includes leveraging the loyalty of our developer network to sell our application lifecycle management solutions within their enterprises, we believe that purchase decisions on software application technology often involve more senior-level employees than sales of the development products that we have traditionally sold. All of these factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made in any particular quarter, or at all. We have experienced and expect to continue to experience delays and uncertainty in our sales cycle as well as increased up-front expenses in connection with enterprise sales. The timing of the execution of enterprise volume licenses, or their nonrenewal by large customers, could cause our results of operations to vary significantly from quarter to quarter. In addition, the continued weakness in the market for IT investment, particularly for wide-scale enterprise-wide deployments, has lengthened and may continue to lengthen our sales cycle, as prospective customers defer significant investments in IT infrastructure until the market for IT investment improves.

The customers for our comprehensive solutions are, and we expect our customers will continue to be, highly concentrated in a small number of vertical markets, so a continued economic downturn in these markets could significantly harm our revenues.

A large portion of our revenues are derived from customers in a small number of vertical markets such as high technology, telecommunications, government contracts and financial services. While we believe that customers in these markets are attracted to the performance advantages of our products, continuation or deepening of the current economic downturn in any of these markets could have a significant adverse impact on our revenues. Our revenues from our Enterprise business were hurt in 2001 and 2002 by the economic downturn in these markets, particularly the telecommunications market. Our failure to broaden our base of customers outside these vertical markets could reduce our future revenues if the extended downturn in our targeted vertical markets continues.

If we fail to effectively manage our growth, our infrastructure, management and resources could be strained, our ability to effectively manage our businesses could be diminished and our operating results could suffer.

Our future success depends on growing our company. Failure to manage growth effectively could strain our resources, which would impede our ability to increase revenues. During the past two years, we have increased the number of product releases we make each year and have introduced a number of new products and services. In addition, we have undertaken a number of acquisitions in the last year, diversifying our product offerings and increasing our international research and development operations. There is a risk that we will be unable to manage the growth that we have recently experienced and that we will be unable to manage our substantially larger company, including our international operations. If we fail to manage these risks, our operating results could suffer.

We plan to continue to expand the number and breadth of our software solutions and their use in the future. Our ability to manage our planned growth effectively will require us to:

•	successfully hire, train, retain, motivate and integrate our employees;

•	enhance and integrate our operational, financial and management systems; and

•	expand and integrate our research and development capacity.

As we expand and diversify our product and customer base, we may be required to increase our selling, general and administrative expenses. We also may be required to increase staffing and other expenditures in order to meet the anticipated demands of our customers. However, given that our customers do not commit to license our software for more than a short time in advance, any increase in expenses in anticipation of future orders that do not materialize could reduce our net income. If we are unable to match our increased staffing and other expenditures with similarly increased revenue, our profitability would be harmed.

We have a relatively new direct sales force and our limited experience in managing it may impair our ability to expand sales and generate increased revenues.

Because a significant percentage of our sales force is relatively new to our company following our recent acquisitions of TogetherSoft and Starbase, there is a limited history on which to evaluate their performance. There can be no assurance that our expanded sales force will succeed in increasing or sustaining our revenue or improving our competitive position or that our newly-hired employees will achieve desired levels of productivity. In addition, while we have experienced sales management personnel, we have limited experience in managing a large, geographically-dispersed sales force. For example, we may experience difficulty in integrating the new members of our sales team into our operations and adequately training them on our comprehensive solutions. Our failure to successfully manage our sales force may impair our ability to increase sales and grow our revenues.

If our efforts to motivate and train our sales and technical personnel are unsuccessful or are not cost-effective, our operating results would be harmed.

In light of our substantially expanded product portfolio (as a result of our acquisitions), we need to extensively train and motivate our sales personnel, invest additional resources in our sales efforts and effectively educate our authorized resellers. Our software products and services require a sophisticated sales effort targeted at the senior management and IT departments of our prospective customers. In addition, we believe our products compare well to our competition’s products in performance and other technical benefits, increasing our need to have well trained, technically savvy sales personnel in order to communicate these advantages to prospective customers. We have made significant investments in training our direct sales force on the benefits of each component of our comprehensive solution in an effort to improve and motivate our sales force and increase sales. In addition, following our recent acquisitions, we re-allocated the territories in which our sales force operates. There can be no assurance, however, that these efforts will be successful in achieving positive results in the long term, and such changes and additional investments could significantly increase our sales-related expenses.

The number of factors that affect our revenues makes our future results for a particular period difficult to predict and therefore we may not meet expectations for a particular period.

We believe that our revenues have the potential to vary significantly from time to time. These variations could cause our stock price to fluctuate significantly. We believe that these variations may result from many factors, including:

•	our limited experience in consistently forecasting revenues across all of our business units, particularly our newly-acquired business units;

•	the mix of channels through which we sell our products;

•	the relative mix of demand for our various products and services;

•	the size and timing of significant orders and their fulfillment;

•	timing, and any delay in the introduction, of upgrades to existing products or releases of new products;

•	the number, timing and significance of product upgrades and new product announcements by us and our competitors;

•	changes in pricing policies by us or our competitors;

•	customer order deferrals;

•	product defects that may be discovered from time to time and other product quality problems;

•	general domestic and international economic instability resulting from war with Iraq, terrorist attacks or other political instability; and

•	IT and overall capital expenditure budgets of our customers and prospective customers.

A significant portion of our customers, particularly enterprise-level customers, tend to place orders toward the end of a given quarter. Revenues may also fluctuate based on our customers’ fiscal year budgeting cycles. Therefore, revenues may be difficult to predict, and any shortfall in revenues for a quarterly period may not be known until late in the quarter. Additionally, our costs, while based on projected revenues, are relatively fixed in the short term. Therefore, if our revenue levels fall below projections, net income may be significantly reduced or result in losses. As a result, we believe that quarterly revenues and operating results will continue to be difficult to forecast and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of trends or our future performance.

Our historical financial information relating to a number of our software development technologies is based on sales of development applications for currently adopted languages and traditional hardware platforms, and as such may not be indicative of our future performance in developing and marketing software for emerging programming languages and hardware platforms.

Our historical financial information relating to a number of our software development technologies is based on sales of software designed to develop applications for currently adopted platforms (e.g., Windows and C++) as well as traditional computer hardware platforms (e.g., mainframes, work stations, applications servers, desktop personal computers, notebook computers, etc.). While we continue to enhance the functionality of these products and expect sales of these technologies to continue to generate a significant percentage of our revenues, we expect to derive an increasing percentage of our revenues from sales of our development technologies for emerging platforms such as Java and .NET, as well as emerging hardware platforms such as wireless and mobile computing devices. Relative to our traditional business, we do not have a lengthy operating history in these markets upon which to evaluate our prospects, which may make it difficult to predict our actual results in future periods. Accordingly, actual results of our future operations may not meet our anticipated results.

Our success is dependent on the growth of certain programming languages and standards.

Many of our most popular products are focused on the Java language and platform, and we continue to invest heavily in software solutions for the Java platform as it evolves, including enterprise-focused standards such as Java 2 Platform, Enterprise Edition, or J2EE, and Enterprise JavaBeans, or EJB, to enhance the performance and functionality of these products. Java, however, is a relatively new language and was developed primarily for the Internet and corporate Intranet applications. We believe that Java is making significant inroads with respect to its adoption for enterprise applications, but it is unlikely to be the only major software architecture standard that enterprises will adopt. For example, it is expected that for the foreseeable future the Java language and platform will face significant competition in the enterprise market from Microsoft’s more recent alternative, namely its C# language and .NET platform. If Java, including EJB and J2EE, does not become widely adopted, our expected revenues would diminish.

In addition, our deployment products, including Borland Enterprise Server, are based on Common Object Request Broker Architecture, or CORBA. CORBA is a standard from the Object Management Group, or OMG, for communicating between distributed objects (objects are self-contained software modules). CORBA provides a way to execute software programs written in different programming languages running on different platforms no matter where they reside in the network. While we believe that CORBA has achieved widespread acceptance as a software-based communications interface through which objects are located and accessed, critics contend that its penetration tends to be narrow and deep, resulting in large investments by relatively few enterprises. CORBA is a highly complex technology requiring significant investments and expertise to implement, as well as to support and train users. If CORBA is displaced or its popularity is diminished, our business would be harmed.

If our development products for Microsoft .NET are not successful, our business would be harmed.

We are currently investing resources in our research and development efforts for Microsoft .NET development products. Microsoft .NET is Microsoft’s new operating environment for software applications. While we are releasing development products that support the .NET platform, our business would be harmed if we are unable to develop an effective development product for the .NET platform that addresses the needs of our customers, or if our competitors, particularly Microsoft, develop more effective or efficient products. In addition, despite our efforts to provide effective and compatible development products for the .NET platform, customers may still elect to use an all-Microsoft development platform. Furthermore, the success of our .NET products is dependent upon Microsoft gaining market acceptance of its .NET platform. If Microsoft’s .NET platform does not gain market acceptance or gains acceptance more slowly than we anticipate, our investments in .NET compatible products may not generate their anticipated return. In conjunction with .NET, Microsoft has a new development language, C#. An alternative to Java, C# is an object-oriented programming language and is based on C++. We believe that C# is gaining in market acceptance. We do not, however, currently offer a development product for the C# programming language. If certain emerging programming languages, such as Microsoft’s C#, gain significantly in popularity and we do not offer a development technology to facilitate development in such languages, our competitiveness could be diminished.

We depend on technologies licensed to us by third parties, particularly those of Sun Microsystems and Microsoft, and the loss of or inability to maintain these licenses could prevent or delay sales or shipments of certain of our products.

We are dependent on licenses from third-party suppliers for some elements of our products such as various file libraries. In particular, we are dependent on technology licenses from Sun Microsystems for our Java products and we are dependent on licenses from Microsoft for our Delphi and C++Builder products. If any of these licenses were terminated or were not renewed, or if these third parties failed to develop new technology products or failed to notify us in a timely manner of any new or updated technology, we might not be able to ship such products or provide support for such products, including upgrades. We would then have to seek an alternative to the third party’s technology and, in some cases, it is possible that an alternative may not exist. This could result in delays in releasing and/or shipping our products, increased costs or reduced functionality of our products which in turn could substantially reduce our revenues.

If we are unable to meet rapid changes in technology and introduce competitive products, our existing products could become technologically obsolete.

The market for our products is highly competitive and is characterized by continuous technological advancement, evolving industry standards and changing customer requirements. While we believe that to date we have successfully developed products that incorporate the latest technologies and standards, we cannot be certain that we will successfully design and market new products and upgrades of our current products that are competitive and work with existing and new computer platforms and operating environments. This is especially true regarding the development of comprehensive solutions for the .NET platform.

Additionally, we face a number of competitive risks in the software market, including, but not limited to, the following:

•	we may introduce products later than anticipated or later than competitors’ introductions;

•	competitors may introduce competing products at lower prices or potentially at no cost;

•	our products may not meet customers’ expectations regarding features and performance;

•	competitors’ products based on new technologies or new industry standards may quickly render our existing products obsolete;

•	the free availability of certain core new technologies may lower barriers to entry and minimize our competitive advantages on the basis of price and performance; and

•	in order to match actions by competitors, we may need to provide product upgrades at lower prices which may result in lower margins and decreased operating results.

We may not successfully address these risks. If we do not successfully address these risks, our business would be harmed.

If our products do not operate with the wide variety of hardware, software, operating systems, environments and programming languages used by our customers, our revenues would be harmed.

Our customers use a wide variety of constantly changing hardware, software and operating platforms. We invest and will continue to invest significant resources to develop products for new or emerging software and hardware platforms in the server, desktop, personal digital assistant, mobile, wireless and other environments that may develop from time to time. However, there is a risk that a new hardware or software platform that we do not provide products for could rapidly grow in popularity. In particular, we believe that this risk is substantial for particular proprietary platforms and languages for which we may not be given preferential or economically feasible access or access at all. As a result, we may not be in a position to develop products for such platforms or may be late in doing so. If we fail to introduce new products that address the needs of emerging market segments, or if our new products do not achieve market acceptance as a result of delays in development or other factors, our future growth and profitability could suffer. In addition, we may incur significant expenditures to develop products for emerging platforms that do not ultimately become large or profitable market segments.

Our strategic relationships may not achieve their objectives, and the failure to do so could impede our growth.

We currently maintain a number of important strategic alliances and technology relationships with industry leaders such as Mercury Interactive, Microsoft, Sun Microsystems, BEA Systems and Nokia. Our current technology allies give us, among other things, early access to emerging technologies and additional resources to market our products, as well as an entry point to contact potential customers. Similarly, our strategic relationships with systems integrators and resellers provide additional expertise to our customers and bolster our service capabilities. In the future, we anticipate exploring additional strategic alliances, technology relationships and other arrangements designed to further all of these goals. Our current or prospective strategic alliances and technology relationships may not achieve their intended objectives however, and parties to our strategic alliances and technology relationships may not perform as contemplated. Additionally, our allies may choose to terminate their arrangements with us where no binding contractual arrangements exist. Under our relationship with Nokia, for instance, Nokia is currently recommending JBuilder as its preferred IDE for Java development to its customers and/or vendors of ancillary products. This arrangement is not binding, however, and Nokia may choose not to recommend JBuilder at some future date or to recommend a competitor’s products. The failure to develop or maintain our strategic alliances and technology relationships, or our allies’ inability to perform or decision not to perform or to opt out of their arrangements with us, may impede our ability to introduce new products or enter new markets.

Our international operations and sales could be harmed by factors outside our control.

A substantial portion of our revenues are from international sales. International sales accounted for approximately 62% of our revenues in the fiscal year ended December 31, 2002. In addition, following our acquisition of TogetherSoft, an increasing portion of our operations consist of activities outside the United States. We now have research facilities in Singapore, Sweden, Russia and the Czech Republic. Given our increasing presence in international markets and the potential for sales of our products in international markets, our business is increasingly subject to risks inherent in doing business internationally, including but not limited to:

•	the difficulty of staffing and managing an organization spread over various countries and continents;

•	potentially reduced or less certain protection for intellectual property rights than is available under the laws of the United States and the substantial costs associated with protecting intellectual property abroad;

•	seasonal reductions in business activity during the summer months in Europe and other parts of the world;

•	delays of new product releases due to localization issues;

•	longer payment cycles in some countries and greater difficulty in collecting accounts receivable;

•	fluctuations in foreign currency exchange rates;

•	restrictions on the expatriation of currency from a particular country;

•	export restrictions, tariffs, duties and other trade barriers;

•	changes in regulatory requirements and resulting costs;

•	compliance with various conflicting laws and regulations, including employment laws, and resulting costs;

•	overlap of different tax structures;

•	terrorist activity;

•	war and threats of war; and

•	political or economic instability in certain parts of the world.

One or more of these risk factors could harm our future research and development operations and international sales. In addition, our subsidiaries generally operate in local currencies and their results are translated monthly into U.S. dollars. If the value of the U.S. dollar increases significantly relative to foreign currencies, our products may become more expensive to foreign businesses, and, as a result, our sales in those foreign jurisdictions may suffer.

Our business may suffer if international trade is hindered, disrupted, or economically disadvantaged.

Political and economic conditions abroad may harm international sales of our products. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws or other trade policies, could adversely affect our ability to sell our software products and services in foreign markets. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs. In addition, we could be subject to regulations, fines and penalties for violations of import and export regulations. Such violations could result in penalties, including prohibiting us from exporting our products to one or more countries and restrictions from transacting business with the U.S. government and instrumentalities thereof, and could adversely affect our business. Changes in policies by the U.S. or foreign governments resulting in, among other things, higher taxation, currency conversion limitations, restrictions on the transfer of funds or the expropriation of private enterprises also could have a material adverse effect on us. Any actions by countries in which we conduct business to reverse policies that encourage foreign investment or foreign trade also could harm our international operations.

Our research and development efforts may be costly and may not produce successful new products and product upgrades.

Our future success will depend upon our ability to enhance our current products and develop and introduce new products on a timely basis, particularly if new technology or new industry standards render existing products obsolete. We believe that we will need to continue to incur significant research and development expenditures to remain competitive, particularly since many of our competitors have substantially greater resources than we do. The products that we are currently developing or may develop in the future may not be technologically successful or may not be accepted in our markets. In addition, the length of our product development cycle may be greater than we expect. If the resulting products are not introduced in a timely manner, or do not compete effectively with products of our competitors, our business will be harmed.

Delays in the introduction of new products may cause us to lose customers to our competitors or harm our reputation.

From time to time, we announce when we expect to introduce a new product. We also attempt to maintain a consistent release schedule for upgrades of existing products. In the past, some of our products have shipped later, sometimes substantially later, than when we originally expected. The loss of key employees may increase the risk of these delays. Some of our products are based on technology licensed from third parties. We have limited control over when and whether these technologies are upgraded. The failure to receive adequate notice of, the delay in release of, or the inadequacy of enhancements to, technology licensed from third parties could have a material adverse effect on our ability to develop and enhance our products. Due to these uncertainties inherent in software development, it is likely that these risks will materialize from time to time in the future. We could lose customers as a result of substantial delays in the shipment of new products or product upgrades.

Because competition for qualified personnel is intense, we may not be able to recruit or retain qualified personnel, which could harm the development and licensing of our products.

We believe that our ability to successfully grow and manage our business and to develop new products will depend, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled software engineers and management personnel. Over the last few years, we have increased compensation, bonuses, stock options and other fringe benefits in order to attract and retain key personnel. In the past, some of our competitors have utilized their greater resources to provide substantial signing bonuses and other inducements to lure key personnel away from us. As a result, we may be required to further increase cash compensation and other benefits, especially for members of management such as Dale L. Fuller, our President and Chief Executive Officer, who are almost completely vested in their options to purchase our stock. We are not certain that these efforts will succeed in retaining our key employees, and our failure to attract and retain key personnel could significantly harm our business. Even if we succeed in attracting and retaining key personnel, these increased compensation costs may not be offset through either improved productivity or higher revenues.

We do not maintain key person insurance on any of our employees or management team members, including Mr. Fuller. If we lose one or more of the members of our management team, including Mr. Fuller or other key employees, we will not receive insurance or other proceeds to help offset the loss to us of unique skills and talents or the potentially high cost of replacement personnel, and our business and operating results could be seriously harmed.

Open source technologies lower the barrier to entry in our markets and have the potential to harm our ability to sell our products and services on profitable terms.

The free availability of technology, such as Linux, may allow competitors to enter our markets more easily and at lower cost. For example, our ability to enhance our development technologies is based on access to technologies we obtain through costly licenses with Sun Microsystems and Microsoft, among others, providing a potential barrier to entry in our markets. If key technologies are made freely available, the advantages we derive from our industry relationships and financial position could be diminished. In turn, our competitive position, revenues and growth could be harmed.

If the wireless and mobile application market does not develop as anticipated our future growth may be negatively impacted.

We have introduced new Java-based products targeted at development applications for mobile and wireless devices, including JBuilder MobileSet, JDataStore 6 and C++Builder Mobile Edition. We have also entered into strategic relationships or technology relationships with wireless device manufacturers, including Nokia, in order to enhance our position in this market. If the market for mobile and wireless applications does not develop as we anticipate or as quickly as we anticipate, the demand for our wireless products will be adversely impacted. In addition, if Nokia elects to cease funding our wireless development efforts, our ability to penetrate this market will be harmed. The failure of the wireless market to develop as we expect, or our failure to penetrate this market, will impede our anticipated sales growth and could result in substantially reduced earnings from those anticipated.

The growth in the market for mobile and wireless applications will depend on a number of factors, any of which may impact our ability to derive substantial revenues from this market in the future. These factors include but are not limited to:

•	rate of adoption of mobile devices by enterprises and consumers, including personal digital assistants, handheld computers, smart phones, pagers and other mobile devices;

•	rate of adoption of wireless applications and services available on such devices by enterprises and consumers;

•	success in marketing of wireless applications and services by a limited number of communication service providers, and the effect of the pricing of those application and services on market penetration;

•	the rate of build-out of, and upgrades to, existing wireless networks, including, but not limited to: availability of rights to cell and switch sites, as well as zoning variances and other approvals for network construction; completion of cell site design, frequency planning and network optimization; completion of fixed network implementation; expansion of customer care, network management and billing systems; and vendor equipment availability;

•	availability of additional radio frequency spectrum capacity to enable service providers to expand existing wireless data services and develop third generation services; and

•	potential health issues, specifically those related to radio frequency emissions or the use of devices while driving automobiles, and resulting potential legal restrictions and/or litigation.

If our products for the wireless or mobile market are not widely accepted our growth may be harmed.

In addition to the development and growth of the market itself, our ability to generate significant revenue in the wireless application implementation market will depend on our ability to adapt to the rapid technological shifts in this market to keep our products viable and competitive. Technological factors that may harm our ability to generate substantial revenue in the wireless market include but are not limited to:

•	failure of Java to gain in popularity as a programming language for wireless and mobile application development;

•	failure of a dominant platform or operating system to emerge and our corresponding ability to develop technologies that facilitate software development and deployment across the range of such technologies or any of its significant subsets;

•	our ability to develop technologies that facilitate software development and deployment for the dominant programming languages as they occur;

•	increasing proliferation of mobile or wireless devices with varying technical specifications and form factors, and our corresponding ability to develop products capable of facilitating development and deployment to the range of devices with such varying requirements;

•	evolving standards and other technological changes; and

•	the pace of overall technological change in the mobile and wireless markets.

If the wireless and mobile market does not develop as we anticipate or if we are unable to respond to technological shifts in the market, our anticipated sales could be reduced. In addition, even if the wireless market does develop and we have competitive products, our failure to market and sell these products to our customers will harm our anticipated sales and operating results.

The success of our Linux-based products is dependent upon increased future adoption of Linux.

We are investing time and resources in developing products, such as Kylix, for the Linux operating system. Linux is a relatively new operating system that runs on a variety of hardware platforms. Linux has yet to be adopted on a widespread basis, although major hardware vendors like IBM and Sun Microsystems are supporting it. If Linux is not adopted at the levels anticipated, or is adopted more slowly than we anticipate, our investments in Linux-compatible products may not generate their anticipated return. If this occurs, we may fail to generate the revenues we expect, adversely impacting our profitability.

Failure to expand or grow our professional services offerings and enlist others to provide services for our products could harm our ability to sell comprehensive solutions to enterprise customers.

We believe that growth in our licenses and other revenues will depend on our ability to provide our customers with comprehensive professional services and to enlist other parties to provide similar services, including independent software vendors, systems integrators, distributors and other channel partners. These professional services include maintenance, architectural consulting, training, education and project management. If we fail to attract, train and retain skilled personnel to deliver professional services, our ability to sell comprehensive solutions to enterprise customers could be seriously harmed. Competition for qualified professional services personnel is intense, and we may be unable to attract, train and retain the number of highly qualified professional services personnel that we need.

As part of our growth strategy, we have also embarked on an effort to utilize our professional services more aggressively, including using them as a means to market our products or to obtain feedback which we can then incorporate into our product plans. A decline in the price of or demand for our professional services offerings may harm our growth strategy.

Because we rely on independent software vendors, value-added resellers, system integrators and other channel partners to compliment our direct sales, if we cease doing business with one or more of these parties, our revenues could suffer.

We rely on independent software vendors, or ISVs, value-added resellers, or VARs, systems integrators and other channel partners to compliment our direct sales. A part of our strategy is also to bundle our software in the products offered by VARs or ISVs. The pricing, terms and conditions of our agreements with these partners are individually negotiated and vary among partners. A majority of these agreements are non-exclusive. Many of our agreements do not require our customers to make a minimum number of purchases. We have virtually no control over the shipping dates or volumes of systems shipped by our customers. Although we believe our relationships with our channel partners have been successful to date, we cannot guarantee that these relationships will continue to be successful or grow or that the channel partners will continue to purchase our products at the anticipated levels in the future. If we do not continue to receive referrals from third parties or if we are unable to secure license agreements with these parties on profitable terms, our business may suffer.

If we cannot increase market awareness of our products and services our business could be harmed.

We continue to expand our marketing operations in order to increase market awareness of our products and services, enhance the goodwill associated with the “Borland” brand, market our products and services to a greater number of customers and generate increased revenue. Our products and services increasingly require effective marketing efforts to address the various departments of an enterprise, as well as the developer community at large, and our inability to effectively market our products could impede our ability to compete. In addition, the need to engage in these marketing efforts could result in a significant increase in our expenses.

We depend on a small number of distributors like Ingram Micro for a significant portion of our revenues; if we lose one or any of our major distributors our revenues could suffer.

Ingram Micro, one of our major distributors, accounted for approximately 12% of our total net revenues during the year ended December 31, 2002 and 13% of total net revenues during the year ended December 31, 2001. We expect that Ingram Micro will continue to be a significant distributor and a small number of distributors will continue to account for a significant portion of our revenues for the foreseeable future. Our inability to increase the number of our distributors or the loss of any one major distributor like Ingram Micro could limit our ability to maintain or increase our market share or could cause our revenues to drop quickly and unexpectedly.

We are dependent upon certain retail distribution channels. If these retailers cease to carry our products our revenues would be harmed.

Our license revenues made through retail distribution channels is subject to events that cause unpredictability in customer demand. Our retail distributors also carry the products of our competitors. Some of our retail distributors have limited shelf space and limited capital to invest in inventory. Their decision to purchase our products is based on a combination of demand for our products, our pricing, the terms and special promotions we offer and other factors that we do not control and cannot predict. Our agreements with retail distributors are generally nonexclusive and may be terminated by them or us without cause. Accordingly, our distributors may not continue to carry our products which would harm our revenue prospects.

We may incur future impairment losses related to intangible assets from prior acquisitions which could negatively affect our future operating results.

We have recently acquired significant assets and businesses. If the assets and businesses do not perform as expected, substantial quantities of intangible assets may need to be amortized or written off. To the extent the assets cannot be amortized, we may be required to take impairment charges related to the intangible assets from these acquisitions. Such charges could harm our operating results.

We have net operating loss and credit carryforwards that may change our effective tax rate and in turn have a material effect on our income.

Our effective tax rate is primarily dependent on the location of our taxable profits, if any, due to our net operating loss carryforwards in certain, but not all, jurisdictions, and the imposition of withholding taxes on revenues regardless of our profitability.

We have significant U.S. federal and state income tax net operating losses. For U.S. federal and state income tax purposes, we have net operating loss carryforwards of approximately $186 million and $6 million at December 31, 2002, respectively. We also have available U.S. federal and state tax credit carryforwards of approximately $19 million and $11 million, respectively. These loss and credit carryforwards expire between 2005 and 2021, if not utilized. Utilization of federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization. We also have approximately $27 million of net operating loss carryforwards in various foreign jurisdictions. Certain of these loss carryforwards will expire beginning in 2003. To the extent we are unable to utilize these loss and credit carryforwards, our effective tax rate will rise. A higher effective tax rate may harm our future after tax income.

Legislative actions may cause our operating expenses to increase.

The Sarbanes-Oxley Act of 2002, the California Disclosure Act and newly-proposed or enacted rules and regulations of the SEC or Nasdaq, impose new duties on us and our executives, directors, attorneys and auditors. In order to comply with the Sarbanes-Oxley Act and any new rules promulgated by the SEC or Nasdaq, we may be required to hire additional personnel and use additional outside legal, accounting and advisory services. Any of these developments could materially increase our operating expenses and, accordingly, reduce our net income.

Potential new accounting pronouncements may cause our net income to decrease.

We currently account for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees,” or APB 25, and have not recognized any compensation expense for awards of employee stock options in the fiscal years ended December 31, 2002, 2001 and 2000. Statement of Financial Accounting Standard Number 123, “Accounting for Stock-Based Compensation” permits us to continue accounting for stock-based compensation as set forth in APB 25, provided we disclose the pro forma effect on net income and earnings per share of using a fair-value method of accounting for stock-based employee compensation plans.

Had we recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under our stock option and stock purchase plans, our pro forma net income and earnings per share for the years ended December 31, 2002, 2001 and 2000 would have been as follows (amounts in thousands, expect per share data):

	Year Ended December 31,
	2002	2001	2000
Net income (loss):
As reported	$17,360	$23,106	$20,726
Stock compensation expense, net of tax	$24,843	$24,985	$17,291
Pro Forma	$(7,483)	$(1,879)	$3,435

Net income (loss) per share:
As reported basic	$0.24	$0.34	$0.32
As reported diluted	$0.23	$0.31	$0.30
Pro Forma basic	$(0.10)	$(0.03)	$0.04
Pro Forma diluted	$(0.10)	$(0.03)	$0.04

If we change our method of accounting for employee stock options in the future, whether voluntarily or as a result of changes in accounting rules, it could materially decrease our net income.

If our encryption technology does not satisfy our potential customers’ needs for the confidential transfer of information, sales of certain of our deployment products could suffer.

We use and will continue to use encryption technology licensed by third parties in some of our products, such as in Borland Enterprise Server, to provide security for the exchange of our customers’ confidential information. Encryption technologies have been breached in the past. There can be no assurance that there will not be a compromise or breach of our security technology. If such a breach were to occur, it could harm our reputation and sales of our deployment products.

If the license of our products that contain encryption technology is delayed by export regulations, revenues from licensing some of our products in foreign markets could be harmed.

There are numerous regulations regarding the export of encryption technology from the United States. In the past, some of our sales have been delayed while we have awaited regulatory clearance to export our encryption technology, especially to countries outside the European Union. Similar delays in the future would reduce our revenues.

Our products may contain unknown defects that could result in a loss of revenues, decreased market acceptance, injury to our reputation and product liability claims.

Software products occasionally contain errors or defects, especially when they are first introduced or when new versions are released. We have not experienced any substantial problems to date from potential defects and errors, but we cannot assure you that our products are or in the future will be completely free of defects and errors. Errors in our software may be caused by defects in third-party software incorporated into our products. If so, we may be unable to fix these defects without the cooperation of these software providers. Because these defects may not be as significant to our software providers as they are to us, we may not receive the full and timely cooperation that we may require. In addition, we may not have the contractual right to access the source code of third-party software and, even if we access the source code, we may be unable to detect and fix the defect. The discovery of a defect or error in a new version or product may result in the following consequences, among others:

•	delayed shipping of the product;

•	delay in market acceptance;

•	diversion of development resources;

•	damage to our reputation; and

•	increased service and warranty costs.

These consequences could decrease our revenues.

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

Many of our license agreements contain provisions designed to limit our liability for potential product liability claims. It is possible, however, that these provisions may not protect us because of existing or future federal, state, local or foreign laws or ordinances or judicial decisions. A successful product liability claim for large damages brought against us could reduce our profitability.

Intentional efforts to harm or disrupt the functioning of our software or website could harm our reputation and result in significant unexpected costs.

Our products or services may be the target of intentional disruptions, such as software viruses specifically designed to impede the performance of our products. Similarly, experienced computer programmers or hackers may attempt to penetrate our network security or the security of our website and misappropriate proprietary information or cause interruptions to the delivery of our services or products. Our activities could be substantially disrupted, and our reputation and future sales could be harmed if these efforts were successful.

The price of our common stock could fluctuate significantly.

Like the publicly-traded securities of other high technology companies, the market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. During the period from January 1, 2002 to December 31, 2002, the price of our common stock has ranged from a low of $6.48 on July 12, 2002 to a high of $18.40 on January 11, 2002. On March 25, 2003, the most recent practicable date prior to the filing of this Form 10-K, the closing price of a share of our common stock on the Nasdaq National Market was $9.51. From time to time, the market price of our common stock may be significantly affected by a number of factors, including, but not limited to, the following:

•	announcements of new products or product upgrades by us or our competitors;

•	announcements of the acquisition of new products or business by us or our competitors;

•	technological innovation by us or our competitors;

•	quarterly variations in our results of operations or those of our competitors;

•	changes in the prices of our products or those of our competitors;

•	changes in actual or projected revenues and revenue growth rates for us as a whole or for specific geographic areas, business units, products or product categories;

•	changes in the price-to-earnings, price-to-sales and other multiples used to value companies in the software industry;

•	changes in revenues, earnings or other estimates by research analysts who cover our stock;

•	actual or anticipated changes in information technology spending;

•	a decision by a research analyst to initiate or drop coverage on our stock or upgrade or downgrade our stock;

•	speculation by the press, product analysts or research analysts about us, our products, revenues and/or earnings, including the growth rate of each, or potential acquisitions;

•	the trading volume in our stock;

•	stock transactions from time to time by our executive officers and members of our board of directors;

•	actual or anticipated changes in interest rates; and

•	general market and economic conditions or market conditions specific to the software industry.

Sales of our common stock by significant stockholders may cause the price of our common stock to decrease.

Several outside investors in Borland own significant portions of our common stock. For example, based on their most recent Schedule 13G filings with the SEC, Merrill Lynch and Co., Inc. indicated that it owned 8.1% of our common stock, FMR Corp. owned 5.7% of our common stock, Franklin Resources, Inc. indicated that it owned 5.6% of our common stock and Microsoft Corporation indicated that it owned 2.6% of our common stock. Further, of the 8,998,628 shares of common stock we issued in connection with our acquisition of TogetherSoft, a total of 3,285,461 shares were issued to Object International, Inc. and Dietrich Charisius, two former stockholders of TogetherSoft. These 3,285,461 shares are subject to restrictions on their resale until January 14, 2005. If these stockholders were to sell significant amounts of their Borland stock, then the market price of our stock could be negatively impacted. The effect of such sales, or of significant portions of our stock being offered or made available for sale, could result in downward pressure on our stock. Investors should be aware that they could experience significant short-term volatility in our stock if such stockholders decide to sell a substantial amount of their Borland stock at once or within a short period of time.

We may become subject to costly and time-consuming class action and/or stockholder derivative litigation following significant changes in our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. Were such litigation to be commenced against us, we could incur substantial costs and there would be diversion of our management’s attention and resources, which could materially adversely affect our business, results of operations and financial condition.

Our investments in securities of other companies may not yield any returns. Any investment losses or other expenses related to these investments could harm our operating results for a particular period.

From time to time, we may make investments in equity and/or debt securities of other companies that we believe further our strategic objectives. Our ability to recover our investments in non-marketable equity and debt securities and to earn a return on these investments is dependent, in part, on how successfully these companies are able to execute on their business plans, as well as their ability to obtain venture capital funding to continue operations and to grow. In the current equity market environment, their ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings, mergers and private sales, is significantly constrained. As a result, we may not be able to recover the initial amount invested in these companies. In the event that our investments in these or other debt or equity securities do not prove successful, our operating results may be harmed.

If we are unable to protect our intellectual property, we may lose valuable assets.

As a software company, our intellectual property rights are among our most valuable assets. We rely on a combination of patent, copyright, trademark, trade secret laws, domain name registrations, confidentiality agreements and other contractual arrangements and other methods to protect our intellectual property rights, but these measures may provide only limited protection. The protective steps we have taken may be inadequate to protect our intellectual property rights, particularly overseas, or deter misappropriations thereof. In addition, it may be possible for an unauthorized third party to reverse-engineer or decompile our software products. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights, particularly in certain international markets. Litigation may be necessary to protect our intellectual property rights, and such litigation can be time consuming and expensive. We have 102 issued U.S. patents, 10 issued foreign patents and approximately 44 additional pending applications for U.S. patents and approximately 24 pending applications for foreign patents. It is possible that some or all of our patents may be challenged, invalidated or circumvented. It is also possible that our pending patent applications may never result in issued patents, and if they do result in issued patents, those patents may be invalidated. In addition, effective protection of intellectual property rights is unavailable, costly or limited in some foreign countries, making the possibility of misappropriation of our intellectual property more likely. Current laws in the United States that prohibit copying give us only limited practical protection from software “pirates,” and the laws of many other countries provide very little protection in this respect. Policing unauthorized use of our products is difficult, expensive and time consuming and we expect that software piracy will be a persistent problem for all software products. In addition, the unique technology of the Internet may tend to increase and provide new methods for illegal copying and distribution of intellectual property. Accordingly, we cannot be certain that we will be able to protect our intellectual property rights against unauthorized third-party copying or use. This could harm our competitive position.

We may incur substantial expenses and divert management resources in prosecuting others for their unauthorized use of our intellectual property rights.

In the future, we may need to file lawsuits to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources. In addition, should any of our competitors file patent applications or obtain patents that claim inventions also claimed by us, we may choose to participate in an interference proceeding to determine the right to a patent for these inventions. Even if the outcome is favorable, this proceeding could result in substantial cost to us and disrupt our business.

Third party claims of intellectual property infringement may subject us to costly litigation or settlement terms or limited sales of our products.

From time to time, we have received notices claiming that we have infringed a third party’s patent or other intellectual property right. We expect that software products in general will increasingly be subject to these claims as the number of products and competitors increase, the functionality of products overlap and as the patenting of software functionality becomes more widespread. Further, the receipt of a notice alleging infringement may require in some situations that a costly opinion of counsel be obtained to prevent an allegation of intentional infringement. Regardless of its merits, responding to any claim can be time consuming and costly and divert the efforts of our technical and management personnel from productive tasks. In the event of a successful claim against us, we may be required to pay significant monetary damages, including treble damages if we are held to have willfully infringed, discontinue use and sale of the infringing products, expend significant resources to develop non-infringing technology and/or enter into royalty and licensing agreements that might not be offered or be available on acceptable terms. If a successful claim were made against us and we failed to commercially develop or license a substitute technology, our business could be harmed. In addition, we may not have insurance coverage for these types of claims or our insurance coverage for these types of claims may not be adequate.

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

The electronic commerce market is relatively new and rapidly evolving. While this is an evolving area of the law in the United States and overseas, currently there are relatively few laws or regulations that directly apply to commerce on the Internet. Changes in laws or regulations governing the Internet and electronic commerce, including, without limitation, those governing an individual’s privacy rights, pricing, content, encryption, security, acceptable payment methods and quality of products or services could have a material adverse effect on our business, operating results and financial condition. Taxation of Internet commerce, or other charges imposed by government agencies or by private organizations may also be imposed. Laws and regulations applying to the solicitation, collection and processing of personal or consumer information could also be enacted. Any of these regulations could result in a decline in the use or popularity of the Internet as a medium for commerce, which could harm our future sales and revenue growth.

Our charter documents and Delaware law could discourage an acquisition of our company, even if an acquisition might be viewed as beneficial to our stockholders.

Our stockholder rights plan, and certain provisions in each of our Restated Certificate of Incorporation, Amended and Restated Bylaws and the Delaware General Corporation Law may discourage, delay or prevent an actual or potential change in control of our company even if that change in control could be beneficial to and in the best interests of our stockholders. This could limit our stockholders’ ability to approve a transaction that they may deem to be in their best interests. In addition, our Board of Directors has the authority, without stockholder approval, to fix the rights and preferences of, and issue shares of one or more series of preferred stock.

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

Our corporate headquarters and a substantial portion of our research and development operations are currently located in Northern and Southern California, areas known for significant seismic activity. Seismic activity, such as a major earthquake, could have a material adverse effect on our business, financial condition and operating results. We currently do not have a formal disaster recovery plan nor do we currently maintain property and casualty insurance coverage for seismic activity. Additionally, we may not carry sufficient business interruption insurance to compensate us for any losses that we may sustain as a result of any seismic activity.

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

Foreign Currency Risk

We transact business in various foreign countries and have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge intercompany balances and other monetary assets denominated in non-functional currencies. The goal of the hedging program is to offset the earnings impact of non-functional currency balances. We do not use foreign currency forward exchange contracts for trading purposes. At month-end, short-term non-functional currency balances and the forward exchange contracts are marked-to-market and unrealized gains and losses are included in current period net income.

During the year ended December 31, 2002, we recorded net foreign exchange losses of $1.3 million. The foreign exchange losses were generated primarily due to the strength of the U.S. dollar relative to the Brazilian

Real and the strength of the Euro relative to the U.S. dollar. It is uncertain whether these currency trends will continue. If these currency trends continue, we may experience foreign exchange losses on our intercompany receivables and other non-functional currency monetary assets and liabilities to the extent that we have not hedged the exposure with foreign currency forward exchange contracts. These foreign exchange losses could have a material adverse affect on our operating results and cash flows.

During the year ending December 31, 2002, we recorded a foreign currency loss of approximately $2.0 million as a part of other comprehensive income due to foreign currency movements on our long-term intercompany balances. As of December 31, 2002, we had $9.6 million, $2.9 million and $1.8 million in long-term intercompany balances that will be settled in Australian dollars, Singapore dollars and Brazilian Reales, respectively.

We had no derivative financial instruments or foreign currency forward exchange contracts outstanding as of December 31, 2002.

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

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio (dollar amounts in thousands) held as of December 31, 2002.

	2003	2004	2005	2006	2007	Thereafter	Total
	(in thousands)
Cash equivalents
Fixed rate	$239,771	—	—	—	—	—	$239,771
Average interest rate	1.77%	—	—	—	—	—	1.77%
Short-term investments
Fixed rate	$56,385	—	—	—	—	—	$56,385
Average interest rate	3.41%	—	—	—	—	—	3.41%

Credit Risks

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions and commercial paper. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. One customer, Ingram Micro, accounted for approximately 7% and 14% of total accounts receivable, net of allowances, as of December 31, 2002 and 2001, respectively. No other single group or customer represented greater than 10% of total accounts receivable, net of allowances, as of December 31, 2002, 2001 or 2000.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Data

We believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance. Our revenues and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our revenues and results of operations could fluctuate significantly quarter to quarter and year to year. Significant quarterly fluctuations in revenues will cause significant fluctuations in our cash flows and the cash and cash equivalents, accounts receivable and deferred revenue accounts on our balance sheet. Causes of such fluctuations may include the volume and timing of new orders and renewals, the sales cycle for our products, the introduction of new products, return rates, product upgrades or updates by us or our competitors, changes in product mix, changes in product prices and pricing models, trends in the computer industry, general economic conditions (such as the recent economic slowdown), extraordinary events such as acquisitions or litigation and the occurrence of unexpected events. Amounts in thousands, except per share amounts:

	Three Months Ended (Unaudited)
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
Total net revenues	$67,060	$60,720	$59,722	$57,077
Gross profit	$57,921	$51,306	$50,810	$48,522
Restructuring, litigation, amortization of intangibles and acquisition-related expenses	$1,214	$1,386	$1,564	$1,522
Gain (loss) on write-down of investments and long-term asset	$(2,916)	$—	$—	$—
Net income	$3,135	$4,959	$4,669	$4,597
Income per share basic	$0.04	$0.07	$0.07	$0.07
Income per share diluted	$0.04	$0.07	$0.06	$0.06
Shares used in computing basic income per share	71,671	71,180	70,406	70,188
Shares used in computing diluted income per share	75,040	73,462	74,632	76,040

	Three Months Ended (Unaudited)
	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
Total net revenues	$59,030	$55,033	$56,012	$51,696
Gross profit	$49,631	$46,023	$46,533	$43,684
Restructuring, litigation, amortization of intangibles and acquisition-related expenses	$232	$220	$351	$412
Gain (loss) on investments and long-term asset	$—	$383	$—	$—
Net income	$6,167	$4,673	$6,414	$5,853
Income per share basic	$0.09	$0.07	$0.10	$0.09
Income per share diluted	$0.08	$0.06	$0.09	$0.08
Shares used in computing basic income per share	67,382	65,233	62,577	61,863
Shares used in computing diluted income per share	75,564	75,093	73,879	71,890

Our financial statements included with this Form 10-K are set forth under Item 15 hereof.

ITEM 9. CHANGES	IN AND/OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item will be set forth in the Proxy Statement under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The name, age and position of each of our executive officers are set forth in Item 1 of this Form 10-K under the heading “Executive Officers,” which information is incorporated herein by reference. We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. The code of ethics is posted on our website at www.borland.com. Amendments to, and waivers from, the code of ethics relating to any of these officers will be disclosed at the website address provided above.

ITEM 11.     EXECUTIVE COMPENSATION

Information required by this item will be set forth in the Proxy Statement under the headings “Executive Officer Compensation,” “Election of Directors,” and “Organization and Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference. Information contained in the Proxy Statement under the caption “Organization and Compensation Committee Report on Executive Compensation,” “Audit Committee Report and Disclosures” and “Stock Performance Graph” is not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be set forth in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item will be set forth in the Proxy Statement under the headings “Organization and Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

ITEM 14.     CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

Report of Independent Accountants

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Comprehensive Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Comprehensive Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are either not required, not applicable or the required information is otherwise included.

3.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit Number	Description
2.1

Agreement and Plan of Merger and Reorganization by and among Borland Software Corporation, Targa Acquisition Corp. I, Targa Acquisition Corp. II, TogetherSoft Corporation, Peter Coad, as Primary Stockholders’ Agent, and Kurt Jaggers, as Secondary Stockholders’ Agent, dated as of October 29, 2002 (previously filed with the Commission on November 1, 2002 as an exhibit to Borland’s Current Report on Form 8-K and incorporated herein by reference).

2.2

Agreement and Plan of Merger among Borland Software Corporation, Galaxy Acquisition Corp. and Starbase Corporation, dated as of October 8, 2002 (previously filed with the Commission on
October 10, 2002 as an exhibit to Borland’s Current Report on Form 8-K and incorporated herein by reference).

3.1

Restated Certificate of Incorporation of Borland Software Corporation (previously filed with the Commission on March 29, 2002 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

Exhibit Number	Description
3.2

Amended and Restated Bylaws of Borland Software Corporation (previously filed with the Commission on August 14, 2002 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

4.1

Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C. (previously filed with the Commission on October 31, 2001 as an exhibit to Borland’s Registration Statement on Form 8A and incorporated herein by reference).

4.2

Specimen Stock Certificate of Borland Software Corporation (previously filed with the Commission on May 13, 2002 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and incorporated herein by reference).

4.3

Preferred Stock Purchase Agreement between Borland Software Corporation and Microsoft Corporation, dated as of June 7, 1999 (previously filed with the Commission on July 6, 1999 as an exhibit to Borland’s Current Report on Form 8-K and incorporated herein by reference).

4.4

Investor Rights Agreement between Borland Software Corporation and Microsoft Corporation, dated as of June 7, 1999 (previously filed with the Commission on July 6, 1999 as an exhibit to Borland’s Current Report on Form 8-K and incorporated herein by reference).

4.5	Stockholder Lock-up Agreement between Borland Software Corporation and Object International, Inc., dated as of January 14, 2003. *

4.6	Stockholder Lock-up Agreement between Borland Software Corporation and Dietrich Charisius, dated as of January 14, 2003. *

10.1	Form of Indemnity Agreement (previously filed with the Commission on September 26, 1990 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference).

10.2

Board of Directors Compensatory Plan, as described under “Director Compensation” in Borland’s Definitive Proxy Statement for our 2003 Annual Meeting of Stockholders (which information is incorporated herein by reference). +

10.3	Incentive Compensation Plan for Senior Management. *+

10.4	1985 Stock Option Plan. *+

10.5	Non-Employee Directors’ Stock Option Plan (previously filed with the Commission on December 27, 1991 as an exhibit to Borland’s Current Report on Form 8-K and incorporated herein by reference). +

10.6	1992 Stock Option Plan (previously filed with the Commission on July 4, 1992 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.7	1993 Stock Option Plan (previously filed with the Commission on March 11, 1993 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.8	1997 Stock Option Plan (previously filed with the Commission on December 19, 1997 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.9

Amendment to the 1997 Stock Option Plan (previously filed with the Commission on September 1, 2000 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.10

Second Amendment to the 1997 Stock Option Plan (previously filed with the Commission on June 1, 2001 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.11	1997 Employee Stock Purchase Plan (previously filed with the Commission on December 19, 1997 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

Exhibit Number	Description
10.12	1998 Nonstatutory Stock Option Plan.*+

10.13	1999 Employee Stock Purchase Plan (previously filed with the Commission on May 21, 2002 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.14

Borland Software Corporation Dale Fuller Individual Stock Option Plan (previously filed with the Commission on April 4, 2000 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference). +

10.15	2002 Stock Incentive Plan (previously filed with the Commission on May 21, 2002 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.16	2003 Supplemental Stock Option Plan (previously filed with the Commission on January 13, 2003 as an exhibit to Borland’s Current Report on Form 8-K and incorporated herein by reference). +

10.17	Open Environment Corporation Amended and Restated 1993 Stock Option Plan.*+

10.18	Visigenic Software, Inc. 1995 Stock Option Plan.*+

10.19	Starbase Corporation 2001 Stock Plan (previously filed with the Commission on January 24, 2003 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.20

Starbase Corporation 1996 Stock Option Plan (previously filed with the Commission on January 24, 2003 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.21

Starbase Corporation NSO Stock Option Program (previously filed with the Commission on
January 24, 2003 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.22

Premia Corporation 1998 Stock Option Plan (previously filed with the Commission on January 24, 2003 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.23

Technology Builders, Inc. Amended and Restated Stock Option and Stock Incentive Plan (previously filed with the Commission on January 24, 2003 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.24

TogetherSoft Corporation 2000 Stock Plan (previously filed with the Commission on January 24, 2003 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.25

TogetherSoft Corporation 2001 Officer Stock Plan (previously filed with the Commission on
January 24, 2003 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.26

TogetherSoft Corporation 2001 Non-U.S. Plan (previously filed with the Commission on January 24, 2003 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.27

TogetherSoft Corporation 2001 California Plan (previously filed with the Commission on January 24, 2003 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.28	Code of Ethical Business Conduct for Chief Executive and Senior Financial Officers .*

10.29

Employment Agreement between Dale L. Fuller and Borland Software Corporation dated as of December 29, 2000 (previously filed with the Commission on March 29, 2001 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). +

Exhibit Number	Description
10.30

Stock Option Agreement between Dale L. Fuller and Borland Software Corporation dated as of December 29, 2000 (previously filed with the Commission on March 29, 2001 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). +

10.31

Employment Agreement between Frederick A. Ball and Borland Software Corporation dated as of September 16, 1999 (previously filed with the Commission on November 15, 1999 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference). +

10.32

Letter Agreement between Frederick A. Ball and Borland Software Corporation dated as of May 30, 2000 amending Mr. Ball’s Employment Agreement with Borland Software Corporation dated as of September 16, 1999 (previously filed with the Commission on August 11, 2000 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference). +

10.33

Second Amendment to Employment Agreement between Frederick A. Ball and Borland Software Corporation dated as of December 17, 2001 (previously filed with the Commission on March 29, 2002 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference). +

10.34

Change in Control Agreement between Frederick A. Ball and Borland Software Corporation dated as of May 31, 2000 (previously filed with the Commission on March 29, 2001 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). +

10.35

Employment Agreement between Keith E. Gottfried and Borland Software Corporation dated as of May 16, 2000 (previously filed with the Commission on August 11, 2000 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference). +

10.36

Amendment to Employment Agreement between Keith E. Gottfried and Borland Software Corporation dated as of April 25, 2001 (previously filed with the Commission on May 4, 2001 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference). +

10.37

Second Amendment to Employment Agreement between Keith E. Gottfried and Borland Software Corporation dated as of December 17, 2001 (previously filed with the Commission on March 29, 2002 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference). +

10.38

Employment Agreement between Kenneth R. Hahn and Borland Software Corporation dated as of August 7, 2002 (previously filed with the Commission on November 14, 2002 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference). +

10.39

Amendment to Employment Agreement between Kenneth R. Hahn and Borland Software Corporation dated as of October 22, 2002 (previously filed with the Commission on November 14, 2002 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference). +

10.40

Employment Agreement between Douglas W. Barre and Borland Software Corporation dated as of May 17, 2000 (previously filed with the Commission on August 11, 2000 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference). +

Exhibit Number	Description
10.41

Amendment to Employment Agreement between Douglas W. Barre and Borland Software Corporation dated as of December 27, 2000 (previously filed with the Commission on March 29, 2001 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). +

10.42

Second Amendment to Employment Agreement between Douglas W. Barre and Borland Software Corporation dated as of December 17, 2001 (previously filed with the Commission on March 29, 2002 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference). +

10.43

Secured Promissory Note dated as of June 26, 2000 from Douglas W. Barre and his spouse to Borland Software Corporation (previously filed with the Commission on August 11, 2000 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference). +

10.44

Amendment to Secured Promissory Note dated as of March 26, 2002 from Douglas W. Barre and his spouse to Borland Software Corporation (previously filed with the Commission on March 29, 2002 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference). +

10.45

Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of December 30, 1999, by and between Borland Software Corporation and ScanlanKemperBard Companies (previously filed with the Commission on March 2, 2000 as an exhibit to Borland’s Current Report on Form 8-K and incorporated herein by reference).

10.46

First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of January 27, 2000, by and between Borland Software Corporation and ScanlanKemperBard Companies (previously filed with the Commission on March 2, 2000 as an exhibit to Borland’s Current Report on Form 8-K and incorporated herein by reference).

10.47

Second Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of February 8, 2000, by and between Borland Software Corporation and ScanlanKemperBard Companies (previously filed with the Commission on March 2, 2000 as an exhibit to Borland’s Current Report on Form 8-K and incorporated herein by reference).

10.48

Third Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of February 11, 2000, by and between Borland Software Corporation and ScanlanKemperBard Companies (previously filed with the Commission on March 2, 2000 as an exhibit to Borland’s Current Report on Form 8-K and incorporated herein by reference).

10.49

Fourth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of February 15, 2000, by and between Borland Software Corporation and ScanlanKemperBard Companies (previously filed with the Commission on March 2, 2000 as an exhibit to Borland’s Current Report on Form 8-K and incorporated herein by reference).

10.50

Fifth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of February 16, 2000, by and between Borland Software Corporation and ScanlanKemperBard Companies (previously filed with the Commission on March 2, 2000 as an exhibit to Borland’s Current Report on Form 8-K and incorporated herein by reference).

10.51

Sixth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of February 17, 2000, by and between Borland Software Corporation and ScanlanKemperBard Companies (previously filed with the Commission on March 2, 2000 as an exhibit to Borland’s Current Report on Form 8-K and incorporated herein by reference).

Exhibit Number	Description
10.52

Lease Agreement by and between Borland Software Corporation and ScanlanKemperBard Companies dated as of February 17, 2000 (previously filed with the Commission on March 29, 2001 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.53

First Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of September 30, 2000 (previously filed with the Commission on March 29, 2001 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.54	Second Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of June 1, 2001.*

10.55	Third Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of November 1, 2001.*

10.56	Net Office Lease and related agreements by and between Sun Microsystems, Inc., Cupertino City Center Buildings and Borland Software Corporation.*

10.57	Office Lease and amendment between Starwood O.C. Portfolio I, L.L.C. and Starbase Corporation.*

10.58	Lease and amendment between Davis-Sandler Three LLC and TogetherSoft Corporation.*

10.59

Technology License and Distribution Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of October 31, 1995 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).++

10.60

Addendum Number 1 to Technology License and Distribution Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of June 25, 1998 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference). (To the best of our knowledge, no executed document titled “Addendum Number 2” exists.)++

10.61

Addendum Number 3 to Technology License and Distribution Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of June 15, 2000 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).++

10.62

Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of November 7, 1995 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

10.63

Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of March 9, 1998 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

10.64

Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of November 5, 1998 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

10.65

Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of February 1, 1999 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

Exhibit Number	Description
10.66

Master Support Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of June 15, 2000 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

10.67

Amendment Number 1 to the Master Support Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

10.68

Addendum Number 2 to Master Support Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 12, 2001 (previously filed with the Commission on May 13, 2002 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.69

Addendum Number 3 to Master Support Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 21, 2001 (previously filed with the Commission on May 13, 2002 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference). ++ (To the best of our knowledge, no executed document titled “Addendum Number 4” exists.)

10.70	Addendum Number 5 to Master Support Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2002.*++

10.71

Software License Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

10.72

Addendum Number 1 to Software License Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 12, 2001 (previously filed with the Commission on May 13, 2002 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.73

Trademark License for Java Powered between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

10.74

Trademark License for PersonalJava Compatible between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

10.75

Addendum Number 1 to Trademark License between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 12, 2001 (previously filed with the Commission on May 13, 2002 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.76

Trademark License between Sun Microsystems, Inc. and Borland Software Corporation, dated as of January 4, 2001 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

Exhibit Number	Description
10.77

Wireless Toolkit Supplement to the Sun Community Source Licenses between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 21, 2001 (previously filed with the Commission on May 13, 2002 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).++

10.78

Open Tools License Agreement between Microsoft Corporation and Borland Software Corporation, dated as of March 2, 1999 (previously filed with the Commission on May 13, 2002 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).++

10.79

Amendment Number 1 to Open Tools License Agreement between Microsoft Corporation and Borland Software Corporation, dated as of June 2, 1999 (previously filed with the Commission on May 13, 2002 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.80	Amendment Number 2 to Open Tools License Agreement between Microsoft Corporation and Borland Software Corporation, dated as of January 9, 2003.*

10.81

License and Distribution Agreement (Microsoft Internet Explorer and Components – Windows 95 and Windows NT Version) between Microsoft Corporation and Borland Software Corporation, dated as of May 7, 1997 (previously filed with the Commission on May 13, 2002 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

21.1	Subsidiaries of Borland Software Corporation.*

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.*

24.1	Power of Attorney (see signature page).*

99.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
++	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

A copy of any exhibit will be furnished (at a reasonable cost) to any of our stockholders upon receipt of a written request. Such request should be sent to Borland Software Corporation, 100 Enterprise Way, Scotts Valley, California USA 95066-3249, Attn: Corporate Secretary.

(b)	Reports on Form 8-K

During the quarter ended December 31, 2002, Borland filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

Form 8-K filed on October 8, 2002 reporting that, on October 4, 2002, Borland acquired assets of BoldSoft MDE Aktiebolag, a Swedish corporation.

Form 8-K filed on October 10, 2002 reporting that, on October 8, 2002, Borland entered into an Agreement and Plan of Merger with Starbase Corporation, a Delaware corporation, and Galaxy Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Borland.

Form 8-K filed on October 15, 2002 reporting that, on September 30, 2002, Borland entered into a definitive agreement to sell its remaining commercial real estate in Scotts Valley, California for $14 million in cash, subject to certain closing conditions.

Form 8-K filed on October 28, 2002 reporting the promotion of Frederick A. Ball from Executive Vice President and Chief Financial Officer to the newly created position of Executive Vice President of Corporate Development and Mergers and Acquisitions, and the appointment of Kenneth R. Hahn as Senior Vice President and Chief Financial Officer.

Form 8-K filed on November 1, 2002 reporting that, on October 29, 2002, Borland entered into an Agreement and Plan of Merger and Reorganization with TogetherSoft Corporation, a Delaware corporation, Targa Acquisition Corp. I, Targa Acquisition Corp. II, Peter Coad, as Primary Stockholders’ Agent and Kurt Jaggers, as Secondary Stockholders’ Agent.

Form 8-K filed on November 15, 2002 disclosing under Regulation FD the filing of certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to its Quarterly Report on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002.

Form 8-K filed on November 26, 2002 reporting that, on November 25, 2002, Borland issued a press release announcing the closing of Borland’s cash tender offer for all of the outstanding shares of common stock of Starbase Corporation, a Delaware corporation.

Form 8-K filed on December 3, 2002 reporting that, on December 2, 2002, the Federal Trade Commission granted early termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the pending acquisition by Borland of TogetherSoft Corporation.

Form 8-K filed on December 9, 2002 reporting the entry of Dale L. Fuller and Douglas W. Barre into stock trading plans in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Borland Software Corporation has duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Scotts Valley, California, on the 27th day of March 2003.

BORLAND SOFTWARE CORPORATION
(Registrant)

By:	/S/ KENNETH R. HAHN
Kenneth R. Hahn Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dale L. Fuller, Kenneth R. Hahn and Keith E. Gottfried his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his substitute or substitutes, do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Borland Software Corporation and in the capacities as indicated on the 27th day of March 2003.

/S/ WILLIAM F. MILLER
William F. Miller
Chairman of the Board and Director

/S/ ROBERT H. KOHN
Robert H. Kohn
Vice Chairman and Director

/S/ DALE L. FULLER
Dale L. Fuller
President, Chief Executive Officer and Director (principal executive officer)

/S/ KENNETH R. HAHN
Kenneth R. Hahn
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

/S/ ROBERT DICKERSON
Robert Dickerson
Director

/S/ WILLIAM K. HOOPER
William K. Hooper
Director

/S/ LAURA S. UNGER
Laura S. Unger
Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO

SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

I, Dale L. Fuller, certify that:

1.	I have reviewed this annual report on Form 10-K of Borland Software Corporation (“registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 27, 2003

/S/ DALE L. FULLER
Dale L. Fuller
President & Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

I, Kenneth R. Hahn, certify that:

1.	I have reviewed this annual report on Form 10-K of Borland Software Corporation (“registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 27, 2003

/S/ KENNETH R. HAHN Kenneth R. Hahn Senior Vice President & Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of BORLAND SOFTWARE CORPORATION:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 on page 73 present fairly, in all material respects, the financial position of Borland Software Corporation (formerly Inprise Corporation) and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statements schedule listed in the index appearing under Item 15(a)2 on page 73 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of Borland’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the accompanying consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

PRICEWATERHOUSECOOPERS LLP

San	Jose, California

January 27, 2003, except for Note 21 which is as of March 21, 2003.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$239,771	$280,467
Short-term investments	56,385	13,903
Accounts receivable, net of allowances of $17,538 and $15,179	47,238	38,405
Other current assets	21,076	14,348

Total current assets	364,470	347,123
Property and equipment, net	7,966	18,994
Property held for sale	9,935	—
Goodwill and intangible assets	45,000	1,157
Other non-current assets	5,755	8,549

Total assets	$433,126	$375,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,490	$9,936
Accrued expenses	45,804	37,143
Short-term restructuring	6,734	901
Income taxes payable	6,932	8,915
Deferred revenues	35,619	23,859
Other current liabilities	10,160	7,815

Total current liabilities	117,739	88,569
Other long-term liabilities	9,638	10,469

	127,377	99,038

Commitments and contingencies (Notes 11, 18 and 20)

Minority interest	5,018	—

Stockholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; 0 and 285 shares issued and outstanding	—	—
Common stock; $.01 par value; 200,000,000 shares authorized; 72,183,463 and 68,028,526 shares issued and outstanding	721	680
Additional paid-in capital	500,241	488,744
Accumulated deficit	(169,652)	(187,012)
Deferred compensation	(663)	(1,123)
Cumulative comprehensive income	6,078	3,687

	336,725	304,976
Less common stock in treasury at cost; 5,700,600 and 4,835,900 shares	(35,994)	(28,191)

	300,731	276,785

Total liabilities and stockholders’ equity	$433,126	$375,823

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Licenses and other revenues	$204,481	$187,044	$163,730
Service revenues	40,098	34,727	27,337

Total net revenues	244,579	221,771	191,067

Cost of licenses and other revenues	15,222	13,447	12,004
Cost of service revenues	20,798	22,454	19,916

Total cost of revenues	36,020	35,901	31,920

Gross profit	208,559	185,870	159,147

Selling, general and administrative	132,946	120,721	103,864
Research and development	50,796	46,100	41,925
Restructuring, litigation, amortization of intangibles, acquisition-related expenses and other charges	5,686	1,215	926

Total operating expenses	189,428	168,036	146,715

Operating income	19,131	17,834	12,432
Interest income, net and other	6,869	10,734	14,093
Loss on sale of real estate	—	—	(1,540)
Gain (loss) on investments and long-term asset	(2,916)	383	723

Income before income taxes	23,084	28,951	25,708
Income tax provision	5,724	5,845	4,982

Net income	$17,360	$23,106	$20,726

Income per share—basic (See Note 6)	$0.24	$0.34	$0.32
Income per share—diluted (See Note 6)	$0.23	$0.31	$0.30
Shares used in computing basic income per share	71,423	66,494	61,357
Shares used in computing diluted income per share	74,769	74,136	69,874

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Net income	$17,360	$23,106	$20,726
Other comprehensive income:
Fair market value adjustment for available for sale securities	345	372	757
Foreign currency translation adjustments	2,046	(2,296)	(446)

Comprehensive income	$19,751	$21,182	$21,037

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

Preferred Stock
	Shares	Amounts
Balance at December 31, 1999	1	$—

Employee stock option, employee stock purchase plan and other, net	—	—
Common stock issued in connection with Bedouin, Inc. acquisition, net of amortization of $33	—	—
Fair market value adjustment for available for sale securities	—	—
Accretion attributable to preferred stock	—	—
Foreign currency translation adjustment	—	—
Net income	—	—

Balance at December 31, 2000	1	$—

Employee stock option, employee stock purchase plan and other, net	—	—
Repurchase of common stock	—	—
Common stock issued upon exercise of Series B warrants	—	—
Conversion of Series C preferred stock	(1)	—
Issuance of common stock in connections with ATC acquisition	—	—
Amortization of deferred compensation	—	—
Fair market value adjustment for available for sale securities	—	—
Accretion attributable to preferred stock	—	—
Foreign currency translation adjustment	—	—
Net income	—	—

Balance at December 31, 2001	—	$—

Employee stock option, employee stock purchase plan and other, net	—	—
Repurchase of common stock	—	—
Conversion of Series C preferred stock	—	—
Amortization of deferred compensation	—	—
Fair market adjustment for available for sale securities	—	—
Foreign currency translation adjustment	—	—
Net income	—	—

Balance at December 31, 2002	—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated (Deficit)
Balance at December 31, 1999	60,673	$607	$464,527	$(229,572)
Employee stock option, employee stock purchase plan and other, net	1,044	10	5,943	—
Common stock issued in connection with Bedouin, Inc. acquisition, net of amortization of $33	250	3	1,557	—
Fair market value adjustment for available for sale securities	—	—	—	—
Accretion attributable to preferred stock	—	—	875	(875)
Foreign currency translation adjustment	—	—	—	—
Net income	—	—	—	20,726

Balance at December 31, 2000	61,967	$620	$472,902	$(209,721)
Employee stock option, employee stock purchase plan and other, net	2,611	26	14,675	—
Repurchase of common stock	(423)	(4)	(578)	—
Common stock issued upon exercise of Series B warrants	185	2	1,384	—
Conversion of Series C preferred stock	3,656	36	(36)	—
Issuance of common stock in connections with ATC acquisition	32	—	—	—
Amortization of deferred compensation	—	—	—	—
Fair market value adjustment for available for sale securities	—	—	—	—
Accretion attributable to preferred stock	—	—	397	(397)
Foreign currency translation adjustment	—	—	—	—
Net income	—	—	—	23,106

Balance at December 31, 2001	68,028	$680	$488,744	$(187,012)

Employee stock option, employee stock purchase plan and other, net	1,955	19	11,528	—
Repurchase of common stock	(865)	(9)	—	—
Conversion of Series C preferred stock	3,065	31	(31)	—
Amortization of deferred compensation	—	—	—	—
Fair market value adjustment for available for sale securities	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Net income	—	—	—	17,360

Balance at December 31, 2002	72,183	$721	$500,241	$(169,652)

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Treasury Stock		Cumulative Comprehensive Income	Deferred Compensation	Total
	Number of Shares	Amounts
Balance at December 31, 1999	4,473	$(25,205)	$5,300	$—	$215,657
Employee stock option, employee stock purchase plan and other, net	—	—	—	—	5,953
Common stock issued in connection with Bedouin, Inc. acquisition, net of amortization of $33	—	—	—	(1,527)	33
Fair market value adjustment for available for sale securities	—	—	757	—	757
Accretion attributable to preferred stock	—	—	—	—	—
Foreign currency translation adjustment	—	—	(446)	—	(446)
Net income	—	—	—	—	20,726

Balance at December 31, 2000	4,473	$(25,205)	$5,611	$(1,527)	$242,680
Employee stock option, employee stock purchase plan and other, net	—	—	—	—	14,701
Repurchase of common stock	363	(2,986)	—	—	(3,568)
Common stock issued upon exercise of Series B warrants	—	—	—	—	1,386
Conversion of Series C preferred stock	—	—	—	—	—
Issuance of common stock in connections with ATC acquisition	—	—	—	—	—
Amortization of deferred compensation	—	—	—	404	404
Fair market value adjustment for available for sale securities	—	—	372	—	372
Accretion attributable to preferred stock	—	—	—	—	—
Foreign currency translation adjustment	—	—	(2,296)	—	(2,296)
Net income	—	—	—	—	23,106

Balance at December 31, 2001	4,836	$(28,191)	$3,687	$(1,123)	$276,785

Employee stock option, employee stock purchase plan and other, net	—	—	—	—	11,547
Repurchase of common stock	865	(7,803)	—	—	(7,812)
Conversion of Series C preferred stock	—	—	—	—	—
Amortization of deferred compensation	—	—	—	460	460
Fair market value adjustment for available for sale securities	—	—	345	—	345
Foreign currency translation adjustment	—	—	2,046	—	2,046
Net income	—	—	—	—	17,360

Balance at December 31, 2002	5,701	$(35,994)	$6,078	$(663)	$300,731

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,360	$23,106	$20,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,742	7,499	9,557
Loss on sale of fixed assets and real estate	60	40	1,515
Gain on sale of investments and long-term assets	—	(383)	(723)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(2,512)	(5,514)	(7,314)
Other assets	1,844	(223)	(5,055)
Accounts payable and accrued expenses	804	1,612	4,636
Income taxes payable	(2,435)	6,516	(1,646)
Short-term restructuring	151	(1,271)	(3,198)
Deferred revenues	3,921	5,094	5,481
Other	(1,367)	(1,227)	1,696

Cash provided by operating activities	25,568	35,249	25,675

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,547)	(4,885)	(2,525)
Sale of fixed assets and real estate	—	—	39,651
Proceeds from sale of long-term investments	—	383	723
Cash payment for acquisition of Bedouin, net of cash acquired	—	—	(1,900)
Cash payment for acquisition of ATC, net of cash acquired	—	(290)	—
Acquisition of VMGear, net of cash acquired	(2,193)	—	—
Acquisition of Boldsoft, net of cash acquired	(850)	—	—
Acquisition of Starbase, net of cash acquired	(18,773)	—	—
Acquisition costs related to TogetherSoft	(1,674)	—	—
Investment in AltoWeb	(2,500)	—	—
Investment in AppForge	(500)	—	—
Purchases of short-term investments	(165,016)	(25,438)	(60,844)
Sales of short-term investments	122,534	57,460	17,799

Cash provided by (used in) investing activities	(72,519)	27,230	(7,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	11,547	16,087	5,954
Repurchase of common stock	(7,812)	(3,567)	—
Repayment of long-term debt and other	—	(8,764)	(179)

Cash provided by financing activities	3,735	3,756	5,775

Effect of exchange rate changes on cash	2,520	(2,402)	267

Net change in cash and cash equivalents	(40,696)	63,833	24,621
Beginning cash and cash equivalents	280,467	216,634	192,013

Ending cash and cash equivalents	$239,771	$280,467	$216,634

Cash paid during the year for:
Interest	$26	$820	$1,071
Income taxes	$7,707	$4,437	$2,541
Supplemental disclosure of non-cash transactions:
Common stock issued for acquisition of Bedouin.	$—	$—	$1,593

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    THE COMPANY

Borland was incorporated in California in 1983 and re-incorporated in Delaware in 1989. We maintain our executive offices at 100 Enterprise Way, Scotts Valley, California 95066-3249, and our main telephone number at that location is 831-431-1000. We also maintain an Internet website at www.borland.com.

We are a provider of software development and application infrastructure solutions. We provide our customers with a comprehensive solution that is designed to help them deliver better software faster by offering products that address the definition, design, development, testing and deployment phases of the application development lifecycle and that help customers manage software development projects from beginning to end. We also provide expert consulting, training and technical support. Effective January 22, 2001, the corporation’s name was changed from Inprise Corporation to Borland Software Corporation. The change in name was effected in accordance with the provisions of Section 253(b) of the Delaware General Corporation Law. Also, effective January 22, 2001, the corporation’s trading symbol on the Nasdaq National Market was changed from “INPR” to “BORL.”

In November 2002, we acquired 79% of Starbase Corporation, or Starbase, for approximately $19 million in cash and began to consolidate the results of operations of Starbase. In January 2003, we completed the acquisition of Starbase by purchasing the remaining shares outstanding for approximately $5 million in cash. Starbase is a provider of end-to-end enterprise software for requirements definition and management and change and configuration management. See Note 7.

In January 2003, we acquired TogetherSoft Corporation, or TogetherSoft, for $189 million. TogetherSoft is a leading provider of platform-neutral design-driven development solutions that accelerate the software development process. See Note 21.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of all of our wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Reclassifications

We have reclassified certain prior years’ information for current financial statement disclosure presentation.

Revenue Recognition

We derive revenues from licenses of our software and sales of related services, which include assistance in implementation and integration, post-contract customer support, training and consulting.

We recognize license fees on contracts that do not involve significant implementation or integration essential to the functionality of our products upon delivery when there is persuasive evidence of an arrangement,

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fee is fixed or determinable and collection of the receivable is probable. For arrangements with multiple elements, we determine the value for services and post-contract customer support based upon vendor specific objective evidence, or VSOE. VSOE for the services element is based upon the standard hourly rates we charge for services, given the complexity of the services and experience of the professionals performing the services or the amount charged on similar transactions. VSOE for annual post-contract customer support is established by the stated future renewal rates included in the contracts or the amount charged on a similar transaction. We recognize revenue for the license portion of a multiple element arrangement based upon the residual contract value as prescribed by American Institute of Certified Public Accountants Statement of Position, or SOP, No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not generally request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. We recognize revenue for software licensed with software assurance for a specified time period, or term license, ratably over the term of the license.

We recognize licenses and service revenues associated with contracts involving significant implementation or integration only when the services are completed. We also recognize licenses and other revenues for contracts involving modification of software under the percentage of completion method. We defer the costs associated with these contracts until revenue is recognized. We classify revenues from these arrangements as licenses and service revenues, based upon the estimated fair value of each element based upon vendor specific objective evidence. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

We recognize revenues from reseller arrangements upon shipment to the reseller, with allowances for estimated future returns and exchanges provided based upon our return history. We maintain allowances for product returns from customers based upon historical return rates of end user customers, current economic trends, changes in customer demand and acceptance of our products and the type and quantity of inventory held by channel customers. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and rebate reserves in any accounting period. Material differences may have resulted in the amount and timing of our revenues for any period if management made different judgments or utilized different estimates. The provision for sales returns and rebates amounted to $12.4 million in 2002 and $14.1 million in 2001. The reserve for sales returns and rebates was $11.9 million, $11.5 million and $10.3 million as of December 31, 2002, 2001 and 2000, respectively. The provision for sales returns and rebates is recorded as a reduction of licenses and other revenues in the period that the accrual is considered necessary. The reserve balance is recorded in the balance sheet as an accounts receivable allowance. If future returns and rebates increase over historical levels, additional allowances may be required.

Other service revenues from consulting and training services are recognized as such services are performed. Service revenues from post-contract customer support are recognized ratably over the support period, generally one year.

Basic and Diluted Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method).

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Cumulative comprehensive income, as presented on the accompanying consolidated balance sheets, consists of fair value adjustment for available-for-sale securities, net of tax, and the cumulative foreign currency translation adjustments.

Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investments having an original maturity of three months or less to be cash equivalents. Short-term investments are classified as securities available for sale. Securities are carried at fair value, using the specific identification method, with the unrealized gains and losses, net of tax, reported as a component of comprehensive income.

Foreign Exchange Gains and Losses

We enter into forward exchange contracts to manage our exposure to currency fluctuations for our short-term, non-functional currency monetary assets and liabilities. These assets and liabilities principally consist of our intercompany balances with our wholly-owned subsidiaries and trade receivables with certain non-U.S. customers. Due to the timing of the maturities of our contracts and our currency exposure, we had no outstanding short-term forward exchange contracts to exchange foreign currencies at December 31, 2002. We had outstanding short-term forward exchange contracts to exchange various foreign currencies (principally the New Zealand dollar, Hong Kong dollar, New Taiwan dollar and the Euro) for U.S. dollars in the amount of $4.5 million at December 31, 2001. These forward exchange contracts do not qualify as hedging instruments as defined by Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133. The forward exchange contracts and the underlying assets and liabilities are marked-to-market and unrealized gains and losses are included in current period net income to the extent that they are short term in nature. The net loss recorded on the consolidated statements of operations on such foreign currency contracts and underlying transactions was $1.3 million, $1.0 million and $1.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. Foreign exchange gains and losses are included in interest income, net and other on the Consolidated Statement of Operations.

Certain intercompany balances are designated as long term. Exchange gains and losses associated with these long-term intercompany balances are recorded as a component of comprehensive income. During the year ended December 31, 2002, currency loss on long-term intercompany balances and their related foreign currency contracts in the amount of $2.0 million were included in other comprehensive income. As of December 31, 2002, intercompany balances in the amount of $14.3 million were designated long-term.

Financial Instruments

The fair value of our financial instruments, including cash and cash equivalents, accounts and notes receivable, accrued expenses, accounts and notes payable, is based upon the carrying value which approximates the present value of the cash flows of securities with similar terms.

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

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We offer credit terms on the sale of our software products to distributors, retail dealers and certain end-user customers. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for uncollectable accounts receivable based upon the expected collectability of all accounts receivable.

One customer, Ingram Micro, accounted for approximately 7% and 14% of total accounts receivable, net of allowances, as of December 31, 2002 and 2001, respectively. No other single group or customer represents greater than 10% of total accounts receivable, net of allowances, as of December 31, 2002 and 2001. For the years ended December 31, 2002, 2001 and 2000, sales to one customer, Ingram Micro, Inc. and its subsidiaries, accounted for approximately 12%, 13% and 12% of our total net revenues, respectively. No other single group or customer represented greater than 10% of our total net revenues for the years ended December 31, 2002, 2001 and 2000.

We are exposed to credit loss in case of non-performance by counterparties to foreign exchange contracts, but we do not anticipate non-performance by these counterparties.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144 , “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, we evaluate the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. SFAS 144 requires recognition of impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair value less cost to dispose for assets to be disposed. Fair value is determined primarily by using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment was recorded during 2002, 2001 or 2000.

At December 31, 2002, we classified an office building we own and lease to a third party with a book value of $9.9 million as property held for sale, as we are actively seeking a purchaser for the property.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings31.5 years
Computer equipment.3 to 5 years
Furniture, fixtures and equipment.5 years
Leasehold improvements.Shorter of lease term or useful life

Property with a book value of $9.9 million is classified as held for sale. We believe the book value is lower than the fair value less cost to sell and accordingly have valued the property held for sale at book value. We believe that the property will sell within one year.

Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000 was $5.8 million, $6.3 million and $8.1 million, respectively. The costs of maintenance and repairs are expensed as incurred. The costs of assets and related accumulated depreciation are removed from the accounts upon retirement or disposition and any resulting gain or loss is reported as income or expense.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our policy is to capitalize costs relating to internal use software in accordance with the provisions of SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” or SOP 98-1. We did not capitalize any cost associated with internal use software in 2002, 2001 and 2000. We had approximately $0.6 million and $2.2 million in unamortized internal use software costs as of December 31, 2002 and 2001, respectively. We amortized approximately $1.6 million, $1.2 million and $2.1 million in costs associated with internal use software during 2002, 2001 and 2000, respectively. These costs are amortized over a useful life ranging from three to five years.

Stock-Based Compensation Plans

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. We recognize compensation cost for stock options, if any, ratably over the vesting period. Generally, we grant options with an exercise price equal to the closing market price of our stock on the grant date. Accordingly, we have not recognized any compensation expense for our stock option plans. We provide additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of the Financial Accounting Standards Board, or FASB, Statement No. 123,” or SFAS 148.

Pro Forma Net Income and Net Income Per Share

Had we recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under our stock option and stock purchase plans, our pro forma net income and earnings per share for the years ended December 31, 2002, 2001 and 2000 would have been as follows (amounts in thousands, expect per share data):

	Year Ended December 31,
	2002	2001	2000
Net income (loss):
As reported	$17,360	$23,106	$20,726
Stock compensation expense, net of tax	$24,843	$24,985	$17,291
Pro Forma	$(7,483)	$(1,879)	$3,435

Net income (loss) per share:
As reported basic	$0.24	$0.34	$0.32
As reported diluted	$0.23	$0.31	$0.30
Pro Forma basic	$(0.10)	$(0.03)	$0.04
Pro Forma diluted	$(0.10)	$(0.03)	$0.04

The pro forma amounts include compensation expenses related to stock option grants and stock purchase rights for the years ended December 31, 2002, 2001 and 2000. In future years, the annual compensation expense will increase relative to the fair value of stock options and stock purchase rights granted in those future years. See assumptions in Note 16.

We account for stock options issued to non-employees, excluding non-employee directors, under SFAS 123 and Emerging Issues Task Force, or EITF, Issue No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123,” or EITF 96-18. We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. We charge the value of the equity instrument to earnings over the term of the service agreement.

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

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. We incur costs related to contracts we enter into that outsource research and development to third party developers. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed.

During 2002, we entered into contracts to perform non-recurring engineering projects for two customers. Under these funded research and development arrangements, we received cash payments for engineering services upon the achievement and delivery of certain milestones. We accounted for the cash payments received under these arrangements as a reduction of research and development expenses. During 2002, we reduced research and development expenses by approximately $2.6 million under these arrangements. There were no costs incurred in relation to these arrangements in the years ended December 31, 2001 and 2000.

Goodwill and Acquired Intangibles

Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired in various acquisitions, net of assumed liabilities. Amortization of goodwill and acquired intangibles charged to operating expenses during the years ended December 31, 2002, 2001 and 2000 was $1.7 million, $0.8 million and $1.0 million, respectively. We had approximately $45.0 million and $1.2 million in unamortized goodwill and acquired intangibles at December 31, 2002 and 2001, respectively.

Beginning in 2002, we adopted SFAS No. 142 “Goodwill and other Intangible Assets,” or SFAS 142, and accordingly, we discontinued amortization of the unimpaired goodwill. In accordance with SFAS 142, we evaluate goodwill for impairment on an annual basis. Impairment of goodwill is performed in two steps. First, the carrying value of the reporting unit is compared to the fair value of the reporting unit including the goodwill. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, then we move to the second step of the impairment test. The second step of the impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of the goodwill, the impairment loss shall be recognized as an operating expense in an amount equal to that excess. We did not record a loss on impairment of goodwill during the years ended December 31, 2002, 2001 and 2000.

Advertising Costs

We expense the production costs of advertising, including direct response, the first time the advertising takes place. Advertising expense was $3.0 million, $1.6 million and $1.8 million during the years ended

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000, respectively. We also fund certain advertising activities of our reseller channel. These costs are treated as advertising expenses under EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” or EITF 01-09, as we have deemed that the identifiable benefit is sufficiently separable from the customer’s purchase of a vendor’s product and the fair value of that benefit is reasonably estimable.

Foreign Currency Translation

The functional currency of our non-U.S. subsidiaries is the local currency. The balance sheet accounts of these subsidiaries are translated into U.S. dollars at the exchange rate as of the balance sheet date. Revenues, costs and expenses are translated using a weighted-average rate for the year. Resulting exchange gains and losses are reported as a component of cumulative comprehensive income.

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123,” or SFAS 148. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for years ending after December 31, 2002. We have adopted the disclosure requirements of SFAS 148.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe the adoption of EITF 00-21 will have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS 146. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” or EITF 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is applicable for all exit activity initiated after December 31, 2002. We do not believe that our adoption of SFAS 146 will have a material impact on our results of operation, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities,” or FIN 46. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. We are currently evaluating the effect of this statement on our results of operations and financial position.

NOTE 3.    INVESTMENTS

The following tables summarize the Company’s investments in available-for-sale securities (in thousands):

	December 31, 2002
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair value
Auction rate securities	$13,250	$114	$(135)	$13,229
Commercial paper	24,759	263	—	25,022
Corporate bonds	17,814	458	(138)	18,134

	$55,823	$835	$(273)	$56,385

	December 31, 2001
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair value
Commercial paper	5,476	214	(2)	$5,688
Corporate bonds	8,214	1	—	8,215

	$13,690	$215	$(2)	$13,903

We had no realized gains and losses in the years ended December 31, 2002, 2001 and 2000, respectively.

The contractual maturities of available-for-sale debt securities are as follows (in thousands):

	December 31,
	2002	2001
Due within one year	$56,385	$13,903
Due after one year through five years	—	—

	$56,385	$13,903

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.    GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

	United States	International	Total
Balance as of January 1, 2002	$387	$95	$482
Acquisitions	32,373	25	32,398

Balance as of December 31, 2002	$32,760	$120	$32,880

We performed a transitional impairment test of our goodwill and intangible assets as of January 1, 2002. At the time of the test no impairment of our goodwill or intangible assets was noted. We performed our annual assessment of goodwill in December 2002, and concluded that there was no additional impairment.

Due to the adoption of SFAS 142 on January 1, 2002, we ceased amortizing goodwill. Had SFAS 142 been in effect during the years ended December 31, 2001, and 2000, we would not have recorded goodwill amortization expense of $0.5 million and $0.4 million, respectively. The following table summarizes net income adjusted to exclude goodwill amortization expense, and the related tax effect, that is no longer subject to amortization (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Reported net income	$17,360	$23,106	$20,726
Goodwill amortization	—	522	366

Adjusted net income	$17,360	$23,628	$21,092

Net income per share:
Basic—as reported	$0.24	$0.34	$0.32
Basic—adjusted	$0.24	$0.35	$0.33
Diluted—as reported	$0.23	$0.31	$0.30
Diluted—adjusted	$0.23	$0.32	$0.30

The following tables summarize our intangible assets, net (in thousands):

	December 31, 2002
	Gross carrying amount	Accumulated amortization	Net
Acquired technology	$10,195	$1,630	$8,565
Maintenance contracts	3,400	283	3,117
Trademarks	400	11	389
Other	1,283	1,234	49

	$15,278	$3,158	$12,120

	December 31, 2001
	Gross carrying amount	Accumulated amortization	Net
Acquired technology	$801	$311	$490
Maintenance contracts	—	—	—
Trademarks	—	—	—
Other	1,362	1,177	185

	$2,163	$1,488	$675

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The intangible assets are all amortizable and have original estimated useful lives as follows: acquired technology—2 to 3 years; maintenance contracts—1 year; trademarks—3 years; other—1 to 3 years. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2003: $6.7 million; 2004: $3.2 million; 2005: $2.2 million; 2006: $0 million; and 2007: $0 million. See also Note 7.

NOTE 5.    CONSOLIDATED BALANCE SHEET AND STATEMENT OF OPERATIONS COMPONENTS

Details of certain balance sheet captions are as follows (amounts in thousands):

	December 31, 2002	December 31, 2001
Property and equipment:
Buildings	$—	$10,171
Computer equipment	82,763	78,900
Furniture, fixtures and equipment	14,163	12,901
Other	8,310	8,800

	105,236	110,772
Less accumulated depreciation and amortization	(97,270)	(95,812)

	7,966	14,960
Land	—	4,034

Total	$7,966	$18,994

Property held for sale:
Buildings	10,171	—
Other	1,590	—
Less accumulated depreciation and amortization	(5,860)	—

	5,901	—
Land	4,034	—

Total	$9,935	$—

Accrued expenses:
Accrued payroll and incentives	$24,503	$17,651
Professional fees and settlement costs	9,795	6,598
Other	11,506	12,894

Total	$45,804	$37,143

Liabilities and other:
Non-current portion of accrued restructuring charges	$1,794	$2,449
Deferred and other taxes	5,700	5,700
Other	2,144	2,320

Total	$9,638	$10,469

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of certain statement of operations captions are as follows (amounts in thousands):

	Years Ended December 31,
	2002	2001	2000
Restructuring, litigation, amortization of intangibles, acquisition-related expenses and other charges
Restructuring	$681	$—	$1,546
Amortization of intangibles	1,670	806	1,009
Acquisition-related expenses	4,623	409	3,729
Non-recurring benefit from reversal of litigation and restructuring accruals	(1,588)	—	(5,771)
In-process research and development	300	—	413

Total	$5,686	$1,215	$926

NOTE 6.    EARNINGS PER SHARE, OR EPS

The following is a reconciliation of the computation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2002	2001	2000
Numerator:
Net income	$17,360	$23,106	$20,726
Accretion charge relating to Series C convertible preferred stock	—	397	875

Income available to common stockholders	$17,360	$22,709	$19,851

Denominator:
Denominator for basic income per share—weighted average shares	71,423	66,494	61,357
Effect of dilutive securities
Series C convertible preferred stock	—	3,064	6,721
Employee stock options	3,252	4,444	1,796
Other	94	134	—

Denominator for diluted income per share—weighted average shares and assumed conversions	74,769	74,136	69,874

Income per share—basic	$0.24	$0.34	$0.32
Income per share—diluted	$0.23	$0.31	$0.30

In 2002, Other includes the impact of 94,000 unvested shares of common stock issued pursuant to restricted stock awards. In 2001, Other includes the impact of 103,000 unvested shares of common stock issued pursuant to restricted stock awards and the impact of the conversion of warrants to purchase 31,000 shares of common stock.

Options to purchase approximately 4.3 million, 2.6 million and 2.1 million shares of common stock were outstanding at December 31, 2002, 2001 and 2000, respectively, and were not included in the computation of diluted EPS as the inclusion of such options would have been antidilutive.

Warrants to purchase approximately none, 0.1 million, and 0.3 million common shares were outstanding at December 31, 2002, 2001 and 2000, respectively. These warrants were not included in the computation of diluted EPS for the year ended December 31, 2000, as the inclusion of the warrants would have been antidilutive in that period.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7.    ACQUISITIONS

Starbase Corporation

On October 8, 2002, we signed a merger agreement to purchase all of the outstanding shares of Starbase for an aggregate consideration of approximately $24.0 million and bridge financing that was forgiven upon the consummation of the transaction. Starbase is a provider of end-to-end enterprise software lifecycle solutions covering requirements definition and management, code and content development, and change and configuration management.

Pursuant to the merger agreement, on October 11, 2002, we commenced an all-cash tender offer to acquire all of the outstanding shares of Starbase at a price of $2.75 per share. In the initial tender offer, which expired on November 22, 2002, we purchased approximately 78.9% of the outstanding Starbase shares. Upon the completion of the initial tender, we began consolidating the operating results of Starbase.

This acquisition was accounted for as a purchase. The following summary of the estimated total purchase price of the Starbase acquisition includes cash paid upon the close of the initial tender for 78.9% of the outstanding shares of Starbase. On January 7, 2003, we purchased the remaining shares of Starbase for approximately $5.0 million in cash. Amounts are in thousands:

Cash to be tendered	$19,006
Bridge financing	2,000
Estimated direct transaction costs	2,084

Total estimated purchase price	$23,090

Under the purchase method of accounting, the total purchase price is allocated to Starbase’s net tangible and intangible assets based upon their estimated fair value as of the date of completion of the merger. Based upon the purchase price of the acquisition and an independent valuation, the preliminary purchase price allocation is as follows (in thousands):

Current assets and other tangible assets	$7,566
Liabilities assumed	(16,025)
Restructuring	(5,682)
Minority interest	(5,018)
Acquired in-process research and development	300
Identifiable intangible assets	12,000
Goodwill	29,949

$23,090

We estimated that $0.3 million of the purchase price of Starbase in 2002 represented acquired in-process research and development (IPRD) that had not yet reached technological feasibility and has no alternative future use. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisitions. Independent third-party sources calculated the value of IPRD by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

percentage of completion. In determining the value ultimately assigned to IPRD we considered the stage of completion, complexity of work to date, difficulty of completing the remaining development, costs already incurred and the expected cost to complete the project.

The identifiable intangibles included acquired technology of $8.2 million, maintenance contracts of $3.4 million and trade names of $0.4 million. The identifiable intangibles will be amortized over their useful lives, which are summarized below:

Acquired technology – 3 years

Service / Maintenance agreements – 1 year

Trade names – 3 years

During the year ended December 31, 2002, we recorded approximately $0.5 million in acquisition-related expenses associated with the amortization of the purchased intangibles.

A valuation of the purchased assets was performed by an independent third party to assist in determining the fair value of each identifiable tangible and intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to acquired in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired core/developed and in-process technology.

Core technology and in-process technology were identified and valued through analysis of Starbase’s and Borland’s current development projects, their respective stage of development, the time and resources needed to complete them, their expected income-generating ability, their target markets and the associated risks.

The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the methodology utilized in valuing in-process technology, completed technology, maintenance contracts and trade names. Each intangible asset is valued based upon the estimated impact on our expected future after-tax cash flows. The net change in our expected future after-tax cash flows generated by the respective core, in-process technologies, maintenance contracts and trade names were then discounted to present value. The discount was based upon an analysis of the weighted-average cost of capital for the industry.

Supplemental pro forma information reflecting the acquisition of Starbase as if it occurred on January 1, 2001 is as follows for the years ended December 31, 2002 and 2001 (in thousands, unaudited):

	December 31,
	2002	2001
Total net revenues	$278,944	$267,142
Net income (loss)	$4,751	$(1,239)
Net income (loss) per share	$0.06	$(0.02)

Borland and Starbase have different year-ends for reporting purposes. Borland’s fiscal year end is December 31, whereas Starbase’s fiscal year end is March 31. The preceding pro forma data for the year ended December 31, 2001 combines the results of operations of Borland for the year ended December 31, 2001 and Starbase for the fiscal year ended March 31, 2002. The preceding pro forma data for year ended December 31, 2002 combines the results of operations of Borland and Starbase for the year ended December 31, 2002. As a result, the historical results of Starbase for the three months ended March 31, 2002, which include revenues of

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$11.9 million and a net loss of $32.1 million, are included in both the year ended December 31, 2001 and year ended December 31, 2002 pro forma data. Such information is not necessarily representative of the actual results that would have occurred for those periods.

The following table summarizes our restructuring activity accounted for according to EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” or EITF 95-3, for the year ended December 31, 2002 (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2001	$—	$—	$—	$—
2002 restructuring accrual	2,350	3,532	—	5,882
Lease payments	—	(147)	—	(147)

Accrual at December 31, 2002	$2,350	$3,385	$—	$5,735

Our 2002 restructuring accrual included $2.4 million resulting from headcount reductions of 43 employees, including 39 in sales and general and administration and 4 in research and development, and an additional $3.5 million resulting from reduction of certain facilities leases. This amount represents the our estimate of the costs to exit the facilities and is recorded in current liabilities.

We acquired other companies in 2002 and 2001, discussed below, which were accounted for under the purchase method. The results of operations for these acquisitions were not material to our financial statements either on an individual or aggregate basis and accordingly pro forma results have not been presented.

BoldSoft MDE Aktiebolag

On October 4, 2002, we acquired assets of privately-held BoldSoft MDE Aktiebolag, or Boldsoft, headquartered in Stockholm, Sweden, a provider of next-generation, Model Driven Architecture, or MDA, technology designed to accelerate the application development lifecycle. The purchase price was $0.9 million in cash for all the intellectual property assets of Boldsoft. We do not expect this acquisition to have a material impact on revenues or net income for 2003.

Highlander Engineering, Inc.

On May 23, 2002, we acquired certain assets of privately-held Highlander Engineering, Inc., a provider of software solutions for the embedded systems market. The assets were acquired in exchange for cash earnout commitments not to exceed approximately $2.0 million over a two-year period contingent upon the financial performance of the acquired software products and services. We do not expect this acquisition to have a material impact on revenues or net income for 2003.

Redline Software, Inc. (VMGear)

On January 18, 2002, we completed our acquisition of Redline Software, Inc., or VMGear, a provider of performance assurance and testing solutions for Java developers. The transaction was accounted for as a purchase. Total fixed consideration of $2.0 million was paid upon the close of the transaction and acquisition-related costs were $0.2 million. The contingent consideration includes retention payments of $6.0 million to be earned through the continued employment of certain individuals and additional earnout payments of up to $10 million contingent upon future revenues derived from the sale of VMGear products and the retention of certain employees of VMGear. Contingent consideration, if any, will be earned and paid over a three-year period. We recorded this earnout as a component of restructuring, amortization of intangibles and acquisition-related

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expenses based upon our estimate of the total earnout on a straight-line basis. We recorded $1.6 million goodwill for the excess of the purchase price over the net assets acquired and $0.6 million for acquired technology. Acquired technology will be amortized over the estimated useful life of 18 months.

In accordance with the provisions of SFAS 142, we did not amortize the excess of the purchase price over net assets acquired during the year ended December 31, 2002. The contingent consideration will be expensed when it is deemed probable that such payments will be made.

Advanced Training Center, Ltda.

On December 7, 2001, we completed our acquisition of Advanced Training Center, Ltda., or ATC, a software training firm located in São Paulo, Brazil for total consideration of approximately $0.3 million in cash and 32,000 shares of common stock. The shares are subject to a four-year vesting schedule based upon the achievement of certain financial and non-financial objectives. The transaction was accounted for as a purchase. We recorded goodwill for the excess of the purchase price over the net assets acquired of $0.1 million.

Bedouin, Inc.

On November 3, 2000, we completed our acquisition of Bedouin, Inc., or Bedouin, a software development firm located in Chicago, Illinois, for total consideration of $3.5 million, consisting of $1.9 million in cash and 250,000 shares of common stock. The shares are subject to a four-year vesting schedule based upon the achievement of certain non-financial objectives. We recorded an expense of $0.4 million in the year ended December 31, 2002 for stock compensation related to the shares that vested during 2002. The transaction was accounted for as a purchase. As a result of the purchase-price allocation, we recorded deferred compensation of approximately $1.6 million. This amount was recorded as a component of equity and will be amortized over four years. We recorded goodwill for the excess of the purchase price over the net assets acquired of $1.4 million. We also recorded a charge for in-process research and development related to the acquisition of approximately $0.4 million.

NOTE 8.    RESTRUCTURING ACTIVITIES

During the year ended December 31, 2002, we made payments associated with prior restructuring activities of approximately $0.4 million for excess lease facilities and $0.2 million for severance.

During the year ended December 31, 2001, we made payments associated with prior restructuring activities of approximately $0.4 million for excess lease facilities in the United Kingdom and U.S. and $0.8 million for severance for approximately 56 employees.

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

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2000, we reversed approximately $1.7 million in restructure reserves established in prior periods that were determined to be no longer necessary. The restructure reserves were reversed primarily because the individuals identified in the restructure were not terminated.

The following table summarizes the current portion of our restructuring activity accounted for according to EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring,” or EITF 94-3, for the years ended December 31, 2002, 2001 and 2000 (amounts in thousands):

	Severance and Benefits	Other Asset Charges	Facilities	Other	Total
Accrual at December 31, 1999	$3,003	$4,764	$997	$1,204	$9,968
2000 restructuring	1,546	—	—	—	1,546
Cash paid during 2000	(2,346)	(181)	(370)	(189)	(3,086)
Non-cash costs	—	(4,139)	—	(459)	(4,598)
Reversal of previous restructuring	(1,151)	(444)	(7)	(56)	(1,658)

Accrual at December 31, 2000	$1,052	$—	$620	$500	$2,172
2001 restructuring	228	—	—	—	228
Cash paid during 2001	(806)	—	(379)	—	(1,185)
Non-cash costs	50	—	—	(364)	(314)
Reversal of previous restructuring	(195)	—	38	157	—

Accrual at December 31, 2001	$329	$—	$279	$293	$901
2002 restructuring	—	—	681	—	681
Cash paid during 2002	(229)	—	(412)	—	(641)
Non-cash costs	49	—	22	(13)	58
Reversal of previous restructuring	—	—	108	(108)	—

Accrual at December 31, 2002	$149	$—	$678	$172	$999

We have recorded a restructuring reserve associated with certain leases in the United Kingdom in the amount of $1.8 million as of December 31, 2002. This amount represents the excess of our contractual obligation over the minimum sublease income. Due to the timing of the contractual payments, this amount has been included in other long-term liabilities.

During the year ended December 31, 2002, we reclassified approximately $0.6 million from our long-term restructuring accrual to short-term restructuring accrual to properly reflect the current portion of the lease obligations for vacant facilities in the United Kingdom.

NOTE 9.    LONG-TERM DEBT

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

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest expense for this obligation was approximately none, $0.8 million, and $1.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 10.    INCOME TAXES

Income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
U.S.	$10,908	$24,441	$14,036
Non-U.S.	12,174	4,510	11,672

	$23,082	$28,951	$25,708

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$—	$635	$—
State	5	250	—
Non-U.S.	5,137	5,363	4,800

	$5,142	$6,248	$4,800

Deferred:
Federal	$—	$—	—
State	—	—	—
Non-U.S.	582	(403)	182

	582	(403)	182

Income tax provision	$5,724	$5,845	$4,982

The following is reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income before income taxes (in thousands):

	Year Ended December 31,
	2002	2001	2000
Tax provision computed at U.S. statutory rate	$8,079	$10,133	$8,998
State taxes	1,385	1,737	—
Benefit on utilization of U.S. losses	(5,351)	(9,614)	(4,913)
Non-U.S. withholding taxes	1,567	1,970	1,180
Subsidiaries’ results subject to tax rates other than U.S. statutory rates	(1,064)	864	833
Limitation (benefit) on utilization of non-U.S. losses	1,108	755	(1,116)

Income tax provision	$5,724	$5,845	$4,982

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are comprised of the following (in thousands):

	Year Ended December 31,
	2002	2001
Accrued expenses	$15,439	$9,135
Accounts receivable reserves	3,743	2,938
Inventory valuation	700	557
Depreciation, amortization and other	1,122	1,993
U.S. federal and state loss and credit carryforwards	94,711	96,839
Non-U.S. loss carryforwards	8,921	7,532

Gross deferred tax assets	124,636	118,994
Deferred tax assets valuation allowance	(123,146)	(118,085)

Deferred tax assets, net	$1,490	$909

At December 31, 2002 and 2001, we had reserved a substantial portion of our deferred tax assets. We believe sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a valuation allowance has been provided.

For U.S. federal and state income tax purposes, we have net operating loss carryforwards of approximately $186 million and $6 million at December 31, 2002, respectively. We also have available U.S. federal and state tax credit carryforwards of approximately $19 million and $11 million, respectively. These credit carryforwards expire between 2005 and 2020, if not utilized. We also have Alternative Minimum Tax, or AMT, credit carryforwards for U.S. federal income tax purposes of approximately $1 million, which do not expire. Utilization of federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization. We also have approximately $27 million of net operating loss carryforwards in various foreign jurisdictions.

Deferred tax assets and related valuation allowances of approximately $49 million relate to certain U.S. operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Applicable U.S. income and non-U.S. withholding taxes have not been provided on undistributed earnings of approximately $28 million of our foreign subsidiaries as such earnings are considered to be permanently invested in foreign operations.

At December 31, 2002 and 2001, we had reserved a substantial portion of our deferred tax assets. We believe sufficient uncertainty exists regarding the realizability of the deferred tax assets, caused by the impact on our net operating losses of factors including our acquisition strategy, continued competition in all the markets we participate in, the possibility of future industry consolidation and the uncertainty of predicting our future income, such that a valuation allowance has been provided.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.    LEASES

We lease certain of our office and operating facilities and certain furniture and equipment under various operating leases. Lease terms range from one to seventeen years.

Minimum annual lease commitments and minimum future sublease income at December 31, 2002 are as follows, amounts in thousands:

Calendar year:	Operating Leases	Sublease Income
2003	$10,066	$272
2004	8,454	—
2005	7,190	—
2006	4,416	—
2007	3,808	—
Thereafter	10,268	—

	$44,202	$272

Rent expense for all operating leases was approximately $7.9 million, $7.9 million and $6.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. Sublease income was approximately $0.3 million, $0.6 million and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 12.    SERIES B MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

In prior years, we issued 770 shares of Series B mandatorily redeemable convertible preferred stock, or Series B Shares, for $38.5 million. For each Series B Share, we also issued to the purchaser a warrant to purchase 400 shares of our common stock at a per share price equal to 125% of the closing price of the common stock on the issuance date. During the year ended December 31, 1999, all remaining outstanding Series B Shares were converted into approximately 10,831,000 shares of common stock at an average conversion rate of $3.41 per share. On July 27, 2002, all the remaining warrants issued in conjunction with our Series B Preferred Stock expired unexercised.

NOTE 13.    SERIES C CONVERTIBLE PREFERRED STOCK

In 1999, we sold an aggregate of 625 shares of Series C Convertible Preferred Stock, or Series C Stock, to Microsoft Corporation for $25 million. The Series C Stock has no voting rights, until such stock is converted to common stock. The holder of shares of Series C Stock is not entitled to receive any dividends except as and when declared by the Board of Directors. Such dividends would be non-cumulative. In the event of liquidation and to the extent assets are available, the holder of shares of Series C Stock is entitled to receive the same consideration as if the shares of Series C Stock had been converted into common stock immediately prior to such an event.

During 2002, 285 shares of Series C stock were converted into 3,064,516 shares of common stock. At December 31, 2002, there were no shares of Series C Stock that remained outstanding. We recorded a charge for the Series C stock of approximately none, $0.4 million and $0.9 million to the income available to common stockholders during the years ended December 31, 2002, 2001 and 2000, respectively.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14.    COMMON SHARES RESERVED FOR FUTURE ISSUANCE

Shares of common stock reserved for future issuance at December 31, 2002 are as follows:

Employee Stock Purchase Plans	917,312
Stock Option Plans	15,805,790

Total	16,723,102

NOTE 15.    STOCK REPURCHASE PROGRAM

During September 2001, our Board of Directors authorized repurchases of up to $30 million of our outstanding common stock. As a part of this program, we repurchased 864,700 common shares for an average price of $9.03 a share for a total consideration of $7.8 million during the year ended December 31, 2002. We repurchased 422,500 common shares for an average price of $9.92 a share for a total consideration of $3.6 million during the year ended December 31, 2001. This authorization is still deemed to be in effect.

NOTE 16.    EMPLOYEE BENEFIT PLANS

Stock Option Plans

As of December 31, 2002, we have various stock-based compensation plans. Our employee stock option plans allow us to grant, on a discretionary basis, both incentive stock options and non-qualified stock options, as well as restricted stock and stock bonuses. Generally, options have been granted that vest monthly over a four-year vesting period from the date of grant. For most grantees, options expire at the earlier of either three months after termination of the grantee’s employment or ten years after the date of grant.

Under our 2002 Stock Incentive Plan, we automatically grant options to non-employee directors on a nondiscretionary basis. Upon first joining the Board, each non-employee director is granted options to acquire 30,000 shares of our common stock. One -third of the shares subject to such options vest one year from the date of grant and the remaining shares subject to such options vest ratably over the subsequent 24 months. Effective July 1, 2001, and on July 1 of each year thereafter, each non-employee director (excluding the Chairman of the Board) receives an annual stock option to purchase 12,500 shares of our common stock. The Chairman of the Board receives an annual stock option to purchase 17,500 shares of our common stock. In addition, each non-employee director that serves as a member on a committee of the Board receives an additional annual stock option to purchase 1,000 shares of our common stock for each committee on which they serve as a member. In addition to the option for service on the committee, a non-employee director that serves as the chairman of a committee of the Board receives an additional stock option to purchase 1,000 shares of our common stock for each such service. These stock options vest over a four-year vesting schedule with 25% of the options vesting one year from the date of the grant and the remaining 75% of the options vesting over the remaining three years on a monthly basis. In the event of a change of control of Borland, the options will vest immediately.

On May 16, 2002, our stockholders approved the 2002 Stock Incentive Plan, pursuant to which 2,500,000 shares of our common stock were authorized for issuance thereunder.

On May 31, 2001, our stockholders approved an amendment to our 1997 Stock Option Plan to increase, by 3.0 million, the number of shares of our common stock reserved for issuance thereunder.

At December 31, 2002, approximately 2,052,887 shares were available for future grant under our various stock option plans. All options granted under the plans for the years ended December 31, 2002, 2001 and 2000 were priced at the market value on the date of grant.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our stock option activity and related weighted average exercise prices within each category for the years ended December 31, 2002, 2001 and 2000 relating to our stock option plans. Amounts are in thousands, except share price:

	Year Ended December 31,
	2002		2001		2000
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of period	13,333	$8.73	12,114	$7.21	7,650	$6.08
Stock options:
Granted	3,271	$11.04	4,824	$11.40	8,448	$8.30
Exercised	(1,482)	$5.54	(2,172)	$5.61	(753)	$5.98
Canceled	(1,369)	$10.51	(1,433)	$9.53	(3,231)	$7.67

Options outstanding at end of period	13,753	$9.45	13,333	$8.73	12,114	$7.21

Exercisable	6,171		4,532		3,778

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

	Year Ended December 31,
	2002	2001	2000
Expected life	3.6 years	3.5 years	2.5 years
Risk-free interest rate	3.10%	3.96%	4.65%
Volatility	68.0%	86.5%	93.0%
Dividend yield	0.00%	0.00%	0.00%

See Note 2 for the pro forma impact.

The weighted-average fair value of the stock options granted under the Employee Stock Option Plans during the years ended December 31, 2002, 2001 and 2000, as defined by SFAS 123, was $6.97, $8.39 and $6.00, respectively.

The following table summarizes information about stock options outstanding at December 31, 2002 (options outstanding and exercisable are in thousands):

	Number Outstanding at December 31, 2002	Options Outstanding		Options Exercisable
Range of Exercise Prices		Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2002	Weighted- Average Exercise Price
		(in years)
$0.49–$5.50	1,385	6.69	$4.39	1,017	$4.25
$5.51–$6.00	2,984	7.60	5.65	2,051	5.64
$6.01–$9.00	2,901	7.52	7.34	1,229	6.87
$9.01–$13.00	2,769	9.04	10.87	487	10.98
$13.01–$30.30	3,714	8.00	14.98	1,403	15.58

	13,753	7.89	$9.45	6,187	$8.33

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plans

We have two Employee Stock Purchase Plans, or ESPPs. These plans allow our eligible employees, and the eligible employees of our subsidiaries, to purchase shares of our common stock through payroll deductions. Purchases are limited to 15% of the employee’s compensation, subject to a maximum annual employee purchase limit of $25,000 worth of our common stock and a maximum employee purchase limit of no more than 2,500 shares of our common stock. The ESPP shares may be purchased by participants at 85% of the lower of the fair value of the common stock at the beginning of the offering period and the fair value on the purchase date. There are two offering periods, a twelve month annual offering period that generally beings on or about December 1 of each year and a six-month half year offering period that generally begins on or about June 1 of each year. An employee may not participate simultaneously in more than one offering. Generally, each annual offering period is comprised of two six-month purchase periods ending on or about the last day of May and November of each year, while the half year offering period is comprised of a single purchase period. On May 16, 2002, our stockholders approved an amendment to our 1999 Employee Stock Purchase Plan to increase the shares authorized for issuance by 900,000 shares. Of the 2,700,000 shares of common stock that have been reserved for issuance under the plans, 1,772,936 shares were issued through December 31, 2002. Sales under the plans during the years ended December 31, 2002, 2001 and 2000 were 441,749, 439,244 and 284,145 shares of common stock at an average price of $7.97, $5.06 and $4.49 per share, respectively.

Compensation cost (included in pro forma net income and net income per share amounts) is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following weighted average assumptions for the years ended December 31, 2002, 2001 and 2000, respectively: an expected life of one year; expected volatility of 68%, 87% and 93%; risk-free interest rates of 3.10%, 3.96% and 4.65%; and dividend yields of 0%. The weighted average fair value of those purchase rights granted during the years ended December 31, 2002, 2001 and 2000, as defined by SFAS 123, was $5.51, $7.11 and $2.73, respectively.

401(k) Benefit Plan

We maintain a 401(k) Profit Sharing Plan, or the Plan, for our full-time employees located in the United States. Each participant in the Plan may elect to contribute up to $11,000 of his or her annual compensation to the Plan. We match employee contributions at a rate of 50% to a maximum of 6% of the employee’s annual compensation. Employee and employer contributions are fully vested. During 2002, 2001, and 2000, our contributions amounted to $1.2 million, $1.0 million and $0.8 million, respectively.

NOTE 17.    STOCKHOLDER RIGHTS AGREEMENT

In October 2001, we adopted a successor Stockholder Rights Plan to protect the stockholders in the event that a third party proposes an unsolicited takeover of Borland that has not been recommended or approved by the Board of Directors. This rights plan replaced an earlier rights plan which expired in December 2001. Under the successor Stockholder Rights Plan, each share of our outstanding common stock carries one preferred share purchase right, or Right. Each Right entitles the holder, other than the acquiring person or entity, under certain circumstances, to purchase common stock at a 50% discount from our then-current market price. The Rights are redeemable at a nominal price and expire in December 2011.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18.    LITIGATION

On November 27, 2002, a stockholder class action and derivative lawsuit was filed against Starbase Corporation and five former directors of Starbase, Dieterich v. Harrer, et al., Case No. 02CC00350, filed in Superior Court of the State of California for Orange County. The complaint alleged that the former directors had breached fiduciary duties owed to Starbase and stockholders of Starbase. Borland is paying the costs of defending this litigation pursuant to its indemnification obligations under the merger agreement relating to the acquisition of Starbase by Borland. On January 23, 2003, defendants filed a demurrer seeking to have all the claims dismissed, and also filed a motion to stay discovery pending a ruling on the demurrer. On February 25, 2003, plaintiff filed its first amended class action complaint, or the amended complaint, naming as defendants the five former directors and the investment banking firm that provided financial services to Starbase, two law firms that provided legal services to Starbase and an individual and entity that helped arrange financing for Starbase. The amended complaint purports to be brought on behalf of Starbase stockholders who tendered shares of Starbase common stock to Borland in the tender offer commenced by Borland on October 11, 2002 and that ended on November 11, 2002, or in the merger that was completed on January 7, 2003. Plaintiff alleges that the five former directors breached their fiduciary duties owed to Starbase in connection with a proposed financing of Starbase in mid-2002, and that the other defendants aided and abetted the purported breach of fiduciary duty. On March 21, 2003, the Starbase defendants filed a demurrer to have the amended complaint dismissed. No dates have been set for the end of the discovery or for trial. Borland and the defendants intend to vigorously defend against the lawsuit. There is no indication at present that the lawsuit will have a material effect on Borland’s financial condition, results of operations or liquidity.

From time to time, we may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” or SFAS 5, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period. We believe that, given our current liquidity and cash and investment balances, even were we to receive an adverse judgment with respect to litigation that we are currently a party to, such a judgment would not have a material impact on our financial condition, results of operations or liquidity.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19.    ENTERPRISE-WIDE DISCLOSURES

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

	Year Ended December 31,
	2002	2001	2000
Total net revenues from unaffiliated customers:
Americas	$109,031	$100,348	$96,581
EMEA	88,382	84,103	61,354
Asia Pacific	47,166	37,320	33,132

Total net revenues	$244,579	$221,771	$191,067

Deployment and other	$47,026	$49,157	$53,505
Development environments	157,454	137,886	110,225
Service revenues	40,099	34,728	27,337

Total net revenues	$244,579	$221,771	$191,067

Intercompany revenues U.S.	16,754	13,051	9,658
Eliminations	(16,754)	(13,051)	(9,658)

Reported intercompany revenues	$—	$—	$—

Depreciation and amortization expense:
Americas	$5,698	$5,709	$8,289
EMEA	675	574	576
Asia Pacific	1,369	1,216	692

Total depreciation and amortization expense	$7,742	$7,499	$9,557

Operating results:
Americas	$(37,644)	$(29,215)	$(26,126)
EMEA	41,996	40,064	28,494
Asia Pacific	14,779	6,985	10,064

Operating income	$19,131	$17,834	$12,432

Long-lived assets:
Americas	$61,193	$20,307	$25,205
EMEA	1,572	1,629	1,088
Asia Pacific	5,892	6,764	5,621

Total long-lived assets	$68,657	$28,700	$31,914

Identifiable assets:
Americas	$89,438	$46,975	$62,773
EMEA	65,447	44,251	19,325
Asia Pacific	(17,915)	(9,773)	(3,754)

Total identifiable assets	$136,970	$81,453	$78,344
General corporate assets (cash, cash equivalents and short-term investments)	296,156	294,370	262,559

Total assets	$433,126	$375,823	$340,903

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our Americas operations include activities of our parent company located in the United States and subsidiaries in Canada, Mexico and Brazil. Our EMEA operations include activities of our subsidiaries in the Netherlands, Germany, United Kingdom and France and branch offices in Spain, Italy, Sweden, Finland and Moscow. Our Asia Pacific operations include activities of our subsidiaries in Singapore, Japan, Taiwan, Korea, Hong Kong, China, India, Australia and New Zealand.

Revenues, operating results and identifiable assets are classified by location of our facilities rather than by customer location. Revenues related to product transfers between geographic areas were not significant. Export revenues from the U.S. represented $1.2 million, $0.5 million and $1.7 million during the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 20. INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

The following is a summary of our agreements that we have determined are within the scope of FIN 45, which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2002, except as noted below.

As part of the Starbase acquisition, we undertook, and assumed from Starbase, obligations to indemnify the officers and directors of the acquired company for certain events or occurrences while the officer or director served in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification obligation is unlimited; however, we have purchased a directors’ and officers’ insurance policy to cover former directors and officers of Starbase that provides coverage until November 25, 2008 and may enable us to recover a portion of any future amounts paid. Assuming the applicability of the coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions and except as provided below, we believe the estimated fair value of the indemnification obligations to Starbase’s directors and officers is not material. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.

In Dieterich v. Harrer, et al, a class action lawsuit filed against Starbase Corporation and five former directors of Starbase, more fully discussed in Note 18, despite Borland having tendered the claim to the covering insurers, to date, none of the covering insurers has accepted coverage. There is no indication at present that the lawsuit will have a material effect on Borland’s financial condition, results of operations or liquidity

As part of the TogetherSoft acquisition, we undertook, and assumed from TogetherSoft, obligations to indemnify the officers and directors of the acquired company for certain events or occurrences while the officer or director served in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification obligation is unlimited; however, we have purchased a directors’ and officers’ insurance policy to cover former directors and officers of TogetherSoft that provides coverage until January 15, 2009 and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, we believe the estimated fair value of this indemnification obligation is not material. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.

As permitted under Delaware law and our by-laws and certificate of incorporation, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors’ and officers’ insurance policy that may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage and the

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, we believe the estimated fair value of this indemnification obligation is not material. However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.

We have entered into an agreement for the outsourcing of our order fulfillment. As a component of this agreement, we guarantee that in the event we terminate the fulfillment agreement, we will purchase all inventory held by the vendor at the time of termination. We estimate and accrue reserves for excess inventory held by the fulfillment vendor. As of December 31, 2002, we had inventory in excess of the reserves of approximately $1.0 million, which represents the potential obligation relating to this guarantee.

During 1999, we entered into a ten-year operating lease for our corporate headquarters buildings in Scotts Valley, California. In the event that we do not exercise our option to extend the term of the lease, we guarantee certain costs to restore the property to certain conditions in place at the time of lease. We believe the estimated fair value of this guarantee is not material.

From time to time, we engage various professional service firms which require as a condition to their engagement that we undertake to indemnify them for all claims and damages arising out of their engagement. In the recent past, we have not been subject to any significant claims for such losses and have not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe the estimated fair value of these obligations is not material.

We undertake indemnification obligations in our ordinary course of business in connection with, among other things, the licensing of our products and the provision by us of consulting services. Pursuant to these agreements, we may indemnify the other party for certain losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws. The term of these indemnification obligations is generally perpetual. In general, we attempt to limit the maximum potential amount of future payments we could be required to make under these indemnification obligations to the purchase price paid, but in some cases the obligation may not be so limited. In addition, we may, in certain situations, warrant that, for a certain period of time from the date of delivery, our software products will be free from defects in media or workmanship. From time to time, we may also warrant that our professional services will be performed in a good and workmanlike manner. In addition, it is our standard policy to seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, in the recent past, we have not been subject to any significant claims for such losses and have not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe the estimated fair value of these agreements is not material.

NOTE 21.    SUBSEQUENT EVENTS

Acquisition of TogetherSoft Corporation

On January 14, 2003, we completed the acquisition of TogetherSoft. Borland acquired privately-held TogetherSoft for approximately $82.5 million in cash, 9,050,000 shares of Borland common stock and the assumption of TogetherSoft’s stock option plans. Approximately $26 million of the total consideration is being held in escrow to indemnify us against and reimburse us for certain events and cover certain liabilities and transaction costs. Unused funds will be released from escrow at certain times between 2004 and 2007.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TogetherSoft is a leading provider of platform-neutral design-driven development solutions that accelerate the software development process. TogetherSoft solutions simplify and integrate design and analysis with development of complex software applications. These solutions operate with all major enterprise platforms and languages, including Java, C++, Visual Basic, Visual Basic for .NET and Visual C#.

The total purchase price of approximately $189.1 million, consisted of (a) a total of 7.8 million shares of common stock issued upon consummation valued at approximately $97.4 million (using a fair value per share of $12.46), (b) cash of approximately $78.6 million, net of cash to be received from the exercise of stock options ($3.6 million) and certain legal fees paid by TogetherSoft in conjunction with the transaction ($0.3 million), (c) approximately $8.5 million of consideration for options to purchase approximately 1.2 million equivalent shares of Borland common stock assumed as part of the merger, and (d) direct transaction costs of approximately $4.6 million. The preliminary fair value of Borland’s common stock to be issued was determined using the 5-day average price surrounding the date the acquisition was announced. The fair value of the options assumed in the transaction was determined using the Black-Scholes option-pricing model and the following assumptions: expected life of one year, risk-free interest rate of 2%, expected volatility of 71% and no expected dividend rate. This acquisition was accounted for as a purchase. The estimated total purchase price of the TogetherSoft merger is as follows (in thousands):

Cash tendered	$78,599
Value of Borland common stock issued	97,400
Value of Borland options issued	8,472
Estimated direct transaction costs	4,650

Total estimated purchase price	$189,121

Under the purchase method of accounting, the total purchase price is allocated to TogetherSoft’s net tangible and intangible assets based upon their estimated fair value as of the date of completion of the acquisition. Based upon the purchase price of the acquisition and an independent valuation, the preliminary purchase price allocation is as follows (in thousands):

Current assets and other tangible assets	$25,945
Amortizable intangible assets:
Developed technology	20,300
Service / maintenance agreements	5,300
Trade names	7,900
Non-compete covenants	3,670
Goodwill	164,838

Total assets acquired	227,953
Liabilities assumed	(22,276)
Deferred tax liabilities	(15,239)
Deferred compensation	1,829
In-process research and development	4,600
Estimated accrued restructuring charge	(7,746)

Net assets acquired	$189,121

We estimated that $4.6 million of the purchase price of TogetherSoft in fiscal 2003 represented acquired in-process research and development (IPRD) that had not yet reached technological feasibility and has no alternative future use. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisition. Independent third-party sources calculated the value of IPRD by estimating the expected cash

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion. In determining the value ultimately assigned to IPRD we considered the stage of completion, complexity of work to date, difficulty of completing the remaining development, costs already incurred and the expected cost to complete the project.

The preliminary estimate of the restructuring charge in accordance with EITF 95-3 was $7.7 million composed of $6.3 million for the reduction of certain facilities leases and $1.4 million in severance for headcount reductions.

We recorded a preliminary estimate of $37.2 million in amortizable intangible assets having useful lives ranging from 1 to 3 years as follows:

Developed technology – 3 years

Service / maintenance agreements – 1 year

Trade names – 3 years

Non-compete covenants – 2 years.

Of the total purchase price, a preliminary estimate of approximately $164.8 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS 142, goodwill will not be amortized and will be tested for impairment at least annually. The preliminary purchase price allocation for TogetherSoft is subject to revision as more detailed analysis is completed and additional information on fair values of the assets and liabilities becomes available. Any changes in the fair value of the net assets of TogetherSoft will change the amount of the purchase price allocable to goodwill.

An independent valuation of the purchased assets was performed to assist in determining the fair value of each identifiable tangible and intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to acquired in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value.

Core technology and in-process technology were identified and valued through analysis of TogetherSoft’s and Borland’s current development projects, their respective stage of development, the time and resources needed to complete them, their expected income-generating ability, their target markets and the associated risks.

The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the methodology utilized in valuing in-process technology, completed technology, maintenance contracts, trade names and non-compete agreements. Each intangible asset is valued based upon the estimated impact on our expected future after-tax cash flows. The net change in our expected future after-tax cash flows generated by the respective core, in-process technologies, maintenance contracts, trade names and non-compete agreements were then discounted to present value. The discount was based upon an analysis of the weighted average cost of capital for the industry.

Supplemental pro forma information reflecting the acquisition of TogetherSoft as if it occurred on January 1, 2001 is as follows for the years ended December 31, 2002 and 2001 (in thousands, unaudited):

	December 31,
	2002	2001
Total net revenues	$295,838	$268,797
Net income (loss)	$(1,145)	$294
Net income (loss) per share	$(0.01)	$0.00

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Such information is not necessarily representative of the actual results that would have occurred for those periods.

Acquisition of Starbase Corporation

On October 8, 2002, we signed a merger agreement to purchase all of the outstanding shares of Starbase, for an aggregate consideration of approximately $24 million. Pursuant to the merger agreement, on October 11, 2002, we commenced an all-cash tender offer to acquire all outstanding shares of Starbase at a price of $2.75 per share, or approximately $19 million. The tender offer was followed by the merger on January 7, 2003 of Starbase with Galaxy Acquisition Corp., a wholly owned subsidiary of Borland formed for the purpose of making the acquisition, at which time we purchased the remaining shares outstanding for approximately $5 million. In the merger, holders of the remaining outstanding shares of Starbase common stock at the time of the merger received the same $2.75 cash price per share paid in the tender offer. As a result of the merger, Starbase is now a wholly owned subsidiary of Borland. Accordingly, with the payment to the remaining stockholders, we have eliminated the minority interest in consolidated subsidiary during the quarter ended March 31, 2003.

In conjunction with the consummation of the merger with Starbase, all options exercisable into shares of Starbase common stock were exchanged for options to purchase 395,149 shares of Borland common stock. We valued the assumed options using the Black-Scholes model. Based upon this calculation, we recorded additional purchase consideration in the amount of $0.1 million for the assumed options. This amount will be reported as additional goodwill.

Supplemental pro forma information reflecting the acquisitions of TogetherSoft and Starbase as if they occurred on January 1, 2001 is as follows for the years ended December 31, 2002 and 2001 (in thousands, unaudited):

	December 31,
	2002	2001
Total net revenues	$330,203	$314,168
Net loss	$(13,754)	$(104,619)
Net loss per share	$(0.16)	$(1.26)

Such information is not necessarily representative of the actual results that would have occurred for those periods.

Borland and Starbase have different year-ends for reporting purposes. Borland’s fiscal year-end is December 31, whereas Starbase’s fiscal year end is March 31. The preceding pro forma data for the year ended December 31, 2001 combines the results of operations of Borland for the year ended December 31, 2001 and Starbase for the fiscal year ended March 31, 2002. The preceding pro forma data for year ended December 31, 2002 combines the results of operations of Borland and Starbase for the year ended December 31, 2002. As a result, the historical results of Starbase for the three months ended March 31, 2002, which include revenues of $11.9 million and a net loss of $32.1 million, are included in both the year ended December 31, 2001 and year ended December 31, 2002 pro forma data. Such information is not necessarily representative of the actual results that would have occurred for those periods.

SCHEDULE II

BORLAND SOFTWARE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For the Years ended December 31, 2002, 2001 and 2000

(in thousands)

	Balance at Beginning of Period	Charged to Statements of Operations	Deductions From Reserves	Balance at End of Period
December 31, 2002:
Allowance for sales returns, rebates and doubtful accounts	$15,179	$13,502	$11,143	$17,538
December 31, 2001:
Allowance for sales returns, rebates and doubtful accounts	$13,669	$15,581	$14,071	$15,179
December 31, 2000:
Allowance for sales returns, rebates and doubtful accounts	$14,457	$13,205	$13,993	$13,669

S-1