Form 10-Q
period 2003-03-31
BORLAND SOFTWARE CORP
filed 2003-05-14
CIK 853273

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES  ☒    NO  ☐

The number of shares of common stock outstanding as of April 30, 2003, the most recent practicable date prior to the filing of this report, was 80,594,563.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$202,575	$239,771
Short-term investments	14,547	56,385
Accounts receivable, net of allowances of $17,652 and $17,538	56,744	47,238
Deferred tax—current	8,077	1,490
Other current assets	17,186	19,586

Total current assets	299,129	364,470
Property and equipment, net	9,850	7,966
Property held for sale	9,935	9,935
Goodwill and intangible assets	229,648	45,000
Deferred tax—non-current	8,693	239
Other non-current assets	5,376	5,516

Total assets	$562,631	$433,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,182	$12,490
Accrued expenses	50,614	45,804
Short-term restructuring	10,507	6,734
Income taxes payable	7,165	6,932
Deferred revenues	49,047	35,619
Other current liabilities	18,062	10,160

Total current liabilities	151,577	117,739
Long-term deferred tax liabilities	8,460	—
Long-term restructuring	4,422	1,794
Other long-term liabilities	7,888	7,844

	172,347	127,377

Commitments and contingencies (Notes 8 and 10)
Minority interest	—	5,018
Stockholders’ equity:
Common stock; $.01 par value; 200,000,000 shares authorized; 80,542,623 and 72,183,463 shares issued and outstanding	805	721
Additional paid-in capital	610,410	500,241
Accumulated deficit	(187,344)	(169,652)
Deferred compensation	(1,472)	(663)
Cumulative comprehensive income	6,761	6,078

	429,160	336,725
Less common stock in treasury at cost, 6,000,401 and 5,700,600 shares	(38,876)	(35,994)

	390,284	300,731

Total liabilities and stockholders’ equity	$562,631	$433,126

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2003	2002
Licenses and other revenues	$56,809	$47,668
Service revenues	17,561	9,409

Net revenues	74,370	57,077

Cost of licenses and other revenues	3,099	3,520
Cost of service revenues	6,599	5,035

Cost of revenues	9,698	8,555

Gross profit	64,672	48,522

Research and development	17,971	11,949
Sales, general and administrative	46,247	31,033
Restructuring, amortization of intangibles, acquisition-related expenses and other charges	17,872	1,522

Total operating expenses	82,090	44,504

Operating income (loss)	(17,418)	4,018
Interest income, net and other	1,234	1,730

Income (loss) before income taxes	(16,184)	5,748
Income tax provision	1,508	1,151

Net income (loss)	$(17,692)	$4,597

Net income (loss) per share:

Income (loss) per share—basic	$(0.22)	$0.07

Income (loss) per share—diluted	$(0.22)	$0.06

Shares used in computing basic income (loss) per share	78,910	70,188

Shares used in computing diluted income (loss) per share	78,910	76,040

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three Months Ended March 31,
	2003	2002
Net income (loss)	$(17,692)	$4,597
Other comprehensive income (loss):
Foreign currency translation adjustments	685	(387)
Fair market value adjustment for available-for-sale securities	(2)	(233)

Comprehensive income (loss)	$(17,009)	$3,977

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS OPERATING ACTIVITIES:
Net income (loss)	$(17,692)	$4,597
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,458	1,642
Write-off of loan receivable	2,209	—
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	2,740	(2,913)
Other assets	3,621	479
Accounts payable and accrued expenses	(1,693)	(2,233)
Income taxes payable	(455)	(2,230)
Short-term restructuring	(3,874)	140
Other	3,668	2,414

Cash (used in) provided by operating activities	(4,018)	1,896

CASH FLOWS INVESTING ACTIVITIES:
Purchase of property and equipment	(720)	(836)
Acquisition of VMGear, net of cash acquired	—	(2,193)
Acquisition of Starbase, net of cash acquired	(5,320)	—
Acquisition of TogetherSoft, net of cash acquired	(71,627)	—
Purchases of short-term investments	(7,611)	(55,426)
Sales and maturities of short-term investments	49,449	11,111

Cash used in investing activities	(35,829)	(47,344)

CASH FLOWS FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	4,293	3,431
Repurchase of common stock	(2,882)	—

Cash provided by financing activities	1,411	3,431

Effect of exchange rate changes on cash	1,240	(471)

Net change in cash and cash equivalents	(37,196)	(42,488)
Cash and cash equivalents at beginning of period	239,771	280,467

Cash and cash equivalents at end of period	$202,575	$237,979

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION

Notes to the Condensed Consolidated Financial Statements (unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying Borland Software Corporation, or Borland, condensed consolidated financial statements at March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by generally accepted accounting principles for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Borland’s financial position at March 31, 2003 and December 31, 2002, and its results of operations and cash flows for the three months ended March 31, 2003 and 2002. Certain amounts in the March 31, 2002 and December 31, 2002 information have been reclassified in order to be consistent with current financial statement presentation. The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for any subsequent quarter or for the full year. The condensed consolidated financial statements and notes should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission, or the SEC, on March 28, 2003.

NOTE 2—NET INCOME (LOSS) PER SHARE

We compute net income (loss) per share in accordance with Statement of Financial Accounting Standards, or SFAS, No. 128, “Earnings per Share,” or SFAS No. 128. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially diluted shares outstanding during the period. Potentially diluted shares, which consist of incremental shares issuable upon exercise of stock options and warrants, are included in diluted net income per share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Numerator:
Net income (loss)	$(17,692)	$4,597

Denominator:
Denominator for basic income (loss) per share—weighted average shares outstanding	78,910	70,188
Effect of dilutive securities	—	5,852

Denominator for dilutive income (loss) per share	78,910	76,040

Net income (loss) per share—basic	$(0.22)	$0.07

Net income (loss) per share—diluted	$(0.22)	$0.06

The diluted earnings per share calculation for the three months ended March 31, 2003 and 2002 excludes options to purchase approximately 15.3 million and 3.0 million shares, respectively, because their effect would have been antidilutive.

BORLAND SOFTWARE CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

NOTE 3—ACQUISITIONS

TogetherSoft Corporation

On January 14, 2003, we completed the acquisition of TogetherSoft Corporation, or TogetherSoft, a privately-held corporation. The consideration consisted of approximately $82.5 million in cash, 9,050,000 shares of Borland common stock and the assumption of certain liabilities and obligations of TogetherSoft, including those arising under its stock option plans. The consideration paid was reduced for certain legal expenses paid by TogetherSoft. Approximately $26.0 million of the total consideration is being held in escrow to indemnify us against, and reimburse us for, certain events and cover certain liabilities and transaction costs. Unused funds will be released from escrow at certain times between 2004 and 2007.

TogetherSoft is a provider of platform-neutral, design-driven development solutions designed to accelerate the software development process. TogetherSoft solutions are designed to simplify and integrate design and analysis with development of complex software applications. These solutions operate with all major enterprise platforms and languages, including Java, C++, Visual Basic, Visual Basic, .NET, Visual C#, and IDL.

The total purchase price we recorded was approximately $188.8 million, which consisted of (a) a total of 7.8 million shares of Borland common stock issued upon consummation valued at approximately $97.4 million (using a fair value per share of $12.46), (b) cash of approximately $78.0 million, net of cash to be received from the exercise of stock options ($3.6 million), certain legal fees paid by TogetherSoft in conjunction with the transaction ($0.3 million) and cash paid to holders of cash rights that will be paid over the vesting period of the cash rights ($0.6 million), (c) approximately $8.5 million of consideration for options to purchase approximately 1.2 million equivalent shares of Borland common stock assumed as part of the merger, and (d) direct transaction costs of approximately $4.9 million. The fair value of Borland’s common stock issued was determined using the 5-day average price surrounding the date the acquisition was announced. The fair value of the options assumed in the transaction was determined using the Black-Scholes option-pricing model and the following assumptions: expected life of one year, risk-free interest rate of 2%, expected volatility of 71% and no expected dividend rate. This acquisition was accounted for as a purchase. The total purchase price we recorded for the TogetherSoft merger is as follows (in thousands):

Cash tendered, net	$78,027
Value of Borland common stock issued	97,403
Value of Borland options issued	8,472
Direct transaction costs	4,922

Total purchase price	$188,824

Under the purchase method of accounting, the total purchase price is allocated to TogetherSoft’s net tangible and intangible assets based upon their fair value as of the date of completion of the merger. Based upon the purchase price of the acquisition and an independent valuation, the purchase price allocation is as follows (in thousands):

Current assets and other tangible assets	$24,976
Deferred tax assets	15,239
Amortizable intangible assets:
Developed technology	20,300
Service / maintenance agreements	5,300
Trademarks, trade names and service marks	7,900
Non-compete covenants	3,670
Goodwill	150,879

Total assets acquired	228,264

Liabilities assumed	(22,676)
Deferred tax liabilities assumed	(15,239)
Deferred compensation	1,176
In-process research and development	4,600
Accrued restructuring charge	(7,301)

Net assets acquired	$188,824

Of the purchase price of TogetherSoft, $4.6 million represented acquired in-process research and development, or IPRD, that had not yet reached technological feasibility and has no alternative future use. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisition. Independent third-party sources calculated the value of IPRD by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion. In determining the value ultimately assigned to IPRD, we considered the stage of completion, complexity of work to date, difficulty of completing the remaining development, costs already incurred and the expected cost to complete the project.

BORLAND SOFTWARE CORPORATION

Notes to the Condensed Consolidated Financial Statements (unaudited)—(Continued)

In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred tax liabilities of approximately $15.2 million have been recorded for the tax effect of the amortizable intangible assets. Deferred tax assets of $15.2 million have also been recorded as we are releasing a portion of our previously established valuation allowance against our deferred tax assets. We are releasing a portion of the valuation allowance to the extent the realization of our deferred tax assets becomes assured as a result of the additional taxable income generated by the non-deductible amortizable intangible assets.

We recorded short- and long-term restructuring charges in accordance with Emerging Issues Task Force, or EITF, Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” or EITF 95-3, of $7.3 million, composed primarily of $3.4 million for the reduction of certain facilities leases and $3.2 million in severance for headcount reductions and $0.7 million for other restructuring charges.

We recorded $37.2 million in identifiable intangible assets, including acquired technology of $20.3 million, maintenance agreements of $5.3 million, trade names of $7.9 million and non-compete covenants of $3.7 million. The identifiable intangible assets will be amortized over their useful lives, which are summarized below:

Developed technology—3 years

Service/maintenance agreements—1 year

Trademarks, trade names and service marks—3 years

Non-compete covenants—2 years

During the three months ended March 31, 2003, we recorded approximately $3.6 million in acquisition-related expenses associated with the amortization of the purchased intangibles from the acquisition of TogetherSoft.

Of the total purchase price, approximately $150.9 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, goodwill will not be amortized and will be tested for impairment at least annually. The purchase price allocation for TogetherSoft is subject to revision as more detailed analysis is completed and additional information on fair values of the assets and liabilities becomes available. Any changes in the fair value of the net assets of TogetherSoft will change the amount of the purchase price allocable to goodwill.

An independent valuation of the purchased assets was performed to assist in determining the fair value of each identifiable tangible and intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to acquired IPRD projects. Standard valuation procedures and techniques were utilized in determining the fair value.

Core technology and in-process technology were identified and valued through analysis of TogetherSoft’s and Borland’s current development projects, their respective stages of development, the time and resources needed to complete them, their expected income-generating ability, their target markets and the associated risks.

The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the methodology utilized in valuing in-process technology, completed technology, maintenance agreements, trade names and non-compete covenants. Each intangible asset is valued based upon the estimated impact on our expected future after-tax cash flows. The net changes in our expected future after-tax cash flows generated by the respective core technologies, IPRD, maintenance agreements, trade names and non-compete covenants were then discounted to present value. The discount was based on an analysis of the weighted average cost of capital for the industry.

The following table summarizes the short-term portion of our restructuring activity related to the TogetherSoft acquisition accounted for according to EITF 95-3 for the three months ended March 31, 2003 (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2002	$—	$—	$—	$—
2003 restructuring accrual	3,234	3,109	506	6,849
Cash payments and write-offs	(1,467)	(9)	(273)	(1,749)

Accrual at March 31, 2003	$1,767	$3,100	$233	$5,100

Our 2003 restructuring accrual included $3.2 million resulting from headcount reductions of 76 employees, including 71 in sales and general and administrative and five in research and development, and $3.1 million resulting from reduction of certain facilities leases. In addition, we recorded a charge of $0.5 million for lease termination

BORLAND SOFTWARE CORPORATION

Notes to the Condensed Consolidated Financial Statements (unaudited)—(Continued)

costs and other costs related to facilities in France and Germany. Due to the timing of payments under lease agreements, we have recorded these costs as part of long-term restructuring. This amount represents our estimate of the costs to exit the facilities and is recorded in current liabilities.

Supplemental pro forma information reflecting the acquisition of TogetherSoft as if it occurred on December 31, 2001 is as follows for the three months ended March 31, 2003 and 2002 (in thousands, unaudited):

	March 31,
	2003	2002
Total net revenues	$74,370	$68,945
Net loss	$(11,767)	$(562)
Net loss per share	$(0.15)	$(0.01)

Such information is not necessarily representative of the actual results that would have occurred for those periods.

Starbase Corporation

On October 8, 2002, we signed a merger agreement to purchase all of the outstanding shares of Starbase Corporation, or Starbase, for an aggregate consideration of approximately $24.0 million and $2.0 million in bridge financing that was forgiven upon the consummation of the transaction. Starbase is a provider of end-to-end enterprise software lifecycle solutions covering requirements definition and management, code and content development, and change and configuration management.

Pursuant to the merger agreement, on October 11, 2002, we commenced an all-cash tender offer to acquire all outstanding shares of Starbase at a price of $2.75 per share. In the initial tender offer, which expired on November 22, 2002, we purchased approximately 78.9% of the outstanding Starbase shares. Upon the completion of the initial tender, we began consolidating the operating results of Starbase. The initial tender offer was followed by the merger on January 7, 2003 of Starbase with Galaxy Acquisition Corp., a wholly owned subsidiary of Borland formed for the purpose of making the acquisition. In the merger, holders of the remaining outstanding shares of Starbase common stock at the time of the merger received the same $2.75 cash price per share paid in the tender offer. As a result of the merger, Starbase is now a wholly owned subsidiary of Borland. Accordingly, with the payment to the remaining stockholders, we have eliminated the minority interest in the consolidated subsidiary during the quarter ended March 31, 2003.

In conjunction with the consummation of the acquisition of Starbase, all options exercisable into shares of Starbase common stock were exchanged for options to purchase 395,149 shares of Borland common stock. We valued the assumed options using the Black-Scholes model. Based upon this calculation, we recorded additional purchase consideration in the amount of $0.1 million for the assumed options. This amount is reported as additional goodwill.

This acquisition was accounted for as a purchase. The following summary of the total purchase price recorded for the Starbase acquisition includes cash paid upon the close of the initial tender offer and the acquisition of the remaining outstanding shares of Starbase in the subsequent merger with Galaxy Acquisition Corp. Amounts are in thousands:

Cash tendered	$24,024
Bridge financing	2,000
Value of options issued	79
Direct transaction costs	2,436

Total purchase price	$28,539

Under the purchase method of accounting, the total purchase price is allocated to Starbase’s net tangible and intangible assets based upon their estimated fair value as of the date of completion of the merger. Based upon the purchase price of the acquisition and an independent valuation, the purchase price allocation is as follows (in thousands):

Current assets and other tangible assets	$7,566
Liabilities assumed	(17,068)
Restructuring	(6,081)
Acquired in-process research and development	300
Identifiable intangible assets	12,000
Goodwill	31,822

Net assets acquired	$28,539

BORLAND SOFTWARE CORPORATION

Notes to the Condensed Consolidated Financial Statements (unaudited)—(Continued)

Of the purchase price of Starbase, $0.3 million represented acquired IPRD that had not yet reached technological feasibility and has no alternative future use. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisition. Independent third-party sources calculated the value of IPRD by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion. In determining the value ultimately assigned to IPRD, we considered the stage of completion, complexity of work to date, difficulty of completing the remaining development, costs already incurred and the expected cost to complete the project.

The identifiable intangibles included acquired technology of $8.2 million, maintenance agreements of $3.4 million and trade names of $0.4 million. The identifiable intangibles will be amortized over their useful lives, which are summarized below:

Acquired technology—3 years

Service / Maintenance agreements—1 year

Trademarks, trade names and service marks—3 years

During the three months ended March 31, 2003, we recorded approximately $1.6 million in acquisition-related expenses associated with the amortization of the purchased intangibles from the acquisition of Starbase.

A valuation of the purchased assets was performed by an independent third party to assist in determining the fair value of each identifiable tangible and intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to acquired IPRD projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired core/developed and in-process technology.

Core technology and in-process technology were identified and valued through analysis of Starbase’s and Borland’s current development projects, their respective stage of development, the time and resources needed to complete them, their expected income-generating ability, their target markets and the associated risks.

The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the methodology utilized in valuing in-process technology, completed technology, maintenance agreements and trade names. Each intangible asset is valued based upon the estimated impact on our expected future after-tax cash flows. The net changes in our expected future after-tax cash flows generated by the respective core, in-process technologies, maintenance agreements and trade names were then discounted to present value. The discount was based upon an analysis of the weighted-average cost of capital for the industry.

Supplemental pro forma information reflecting the acquisition of Starbase as if it occurred on December 31, 2001 is as follows for the three months ended March 31, 2003 and 2002 (in thousands, unaudited):

	March 31,
	2003	2002
Total net revenues	$74,370	$68,978
Net loss	$(16,842)	$(29,075)
Net loss per share	$(0.21)	$(0.38)

The following table summarizes our restructuring activity related to the Starbase acquisition accounted for according to EITF 95-3 for the three months ended March 31, 2003 (in thousands, unaudited):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2002	$2,350	$3,385	$—	$5,735
2003 restructuring accrual	274	14	58	346
Cash payments	(2,536)	(78)	(39)	(2,653)

Accrual at March 31, 2003	$88	$3,321	$19	$3,428

BORLAND SOFTWARE CORPORATION

Notes to the Condensed Consolidated Financial Statements (unaudited)—(Continued)

Our 2003 restructuring accrual included $0.3 million resulting from headcount reductions.

Supplemental pro forma information reflecting the acquisitions of TogetherSoft and Starbase as if they occurred on December 31, 2001 is as follows for the three months ended March 31, 2003 and 2002 (in thousands, unaudited):

	March 31,
	2003	2002
Total net revenues	$74,370	$80,846
Net loss	$(10,917)	$(34,234)
Net loss per share	$(0.14)	$(0.40)

Such information is not necessarily representative of the actual results that would have occurred for those periods.

VMGear

On January 18, 2002, we completed our acquisition of Redline Software, Inc., or VMGear, a provider of performance assurance and testing solutions for Java developers. The transaction was accounted for as a purchase. Total fixed consideration of $2.0 million was paid upon the close of the transaction and acquisition-related costs were $0.2 million. The contingent consideration includes retention payments of $6.0 million to be earned through the continued employment of certain individuals and additional earnout payments of up to $10 million contingent upon future revenues derived from the sale of VMGear products and the retention of certain employees of VMGear. Contingent consideration, if any, will be earned and paid over a three-year period. We recorded this earnout as a component of restructuring, amortization of intangibles and acquisition-related expenses based upon our estimate of the total earnout on a straight-line basis. We recorded $1.6 million in goodwill for the excess of the purchase price over the net assets acquired and $0.6 million for acquired technology. Acquired technology will be amortized over the estimated useful life of 18 months. The results of operations for this acquisition were not material to our financial statements either on an individual or aggregate basis and accordingly pro forma results have not been presented.

In accordance with the provisions of SFAS 142, we did not amortize the excess of the purchase price over net assets acquired. The contingent consideration will be expensed when it is deemed probable that such payments will be made. In the three months ended March 31, 2003, we expensed $2.0 million in contingent consideration related to the VMGear acquisition.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows (in thousands):

Total
Balance as of December 31, 2002	$ 32,880
Acquisitions	152,801

Balance as of March 31, 2003	$185,681

We performed a transitional impairment test of our goodwill and intangible assets as of January 1, 2002. At the time of the test, no impairment of our goodwill or intangible assets was noted. We performed our annual assessment of goodwill in December 2002, and concluded that there was no additional impairment.

Due to the adoption of SFAS 142 on January 1, 2002, we have ceased amortizing goodwill.

BORLAND SOFTWARE CORPORATION

Notes to the Condensed Consolidated Financial Statements (unaudited)—(Continued)

The following tables summarize our intangible assets, net (in thousands):

	March 31, 2003
	Gross carrying amount	Accumulated amortization	Net
Acquired technology	$30,495	$3,957	$26,538
Maintenance agreements	8,700	2,273	6,427
Trademarks, trade names and service marks	8,300	588	7,712
Other	4,953	1,663	3,290

	$52,448	$8,481	$43,967

	December 31, 2002
	Gross carrying amount	Accumulated amortization	Net
Acquired technology	$10,195	$1,630	$8,565
Maintenance agreements	3,400	283	3,117
Trademarks, trade names and service marks	400	11	389
Other	1,283	1,234	49

	$15,278	$3,158	$12,120

The intangible assets are all amortizable and have original estimated useful lives as follows: acquired technology—2 to 3 years; maintenance agreements—1 year; trademarks—3 years; other—1 to 3 years.

NOTE 5—RESTRUCTURING

Prior to January 1, 2003, we accounted for our restructuring and acquisition-related activity according to EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” or EITF 94-3. The following table summarizes our restructuring and acquisition-related activity accounted for according to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS 146, for the three months ended March 31, 2003 (amounts in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2002	$149	$678	$172	$999
2003 restructuring	961	2,024	50	3,035
Cash paid during 2003	(561)	(1,444)	(50)	(2,055)

Accrual at March 31, 2003	$549	$1,258	$172	$1,979

Our 2003 restructuring accrual included $1.0 million resulting from headcount reductions of 28 employees, including 19 in sales and general and administrative and 9 in research and development, and $2.0 million resulting from reduction of certain facilities leases. This amount represents our estimate of the costs to exit the facilities and is recorded in current liabilities.

In addition, we recorded a charge for $2.4 million, during the three months ended March 31, 2003, for lease termination costs related to a facility in the United Kingdom. Due to the timing of payments under the lease agreement, we have recorded these costs as a part of long-term restructuring. The total long-term lease termination obligation as of March 31, 2003 was $4.1 million.

NOTE 6—STOCK BASED COMPENSATION

Stock-Based Compensation Plans

        We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations. Under APB 25, compensation expense is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. We recognize compensation cost for stock options, if any, ratably over the vesting period. Generally, we grant options with an exercise price equal to the closing market price of our stock on the grant date. Accordingly, we have not recognized any compensation expense for our stock option plans. We provide additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123,” or SFAS 148.

BORLAND SOFTWARE CORPORATION

Notes to the Condensed Consolidated Financial Statements (unaudited)—(Continued)

Pro Forma Net Income and Net Income Per Share

Compensation expense (included in pro forma net income (loss) and net income (loss) per share amounts) is recognized for the fair value of the awards granted under our stock option and stock purchase plans using the Black-Scholes pricing model. The Black-Scholes pricing model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option and stock purchase plan awards. These models also require highly subjective assumptions including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date. The fair value of each stock option and stock purchase plan award is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for the three months ended March 31, 2003 and 2002, respectively: an expected life of 4.48 and 3.62 years; expected volatility of 62% and 68%; risk-free interest rates of 3.82% and 3.10%; and no expected dividend rate.

The weighted average fair value of the stock options granted under our employee stock option plans and the stock awarded under our employee stock purchase plan during the three months ended March 31, 2003 and 2002, as defined by SFAS 123, was $7.80 and $9.19, respectively.

Had we recorded compensation expenses based on the estimated grant date fair value for awards granted under our stock option and stock purchase plans (as defined by SFAS 123), our pro forma net income (loss) and net income (loss) per share for the three months ended March 31, 2003 and 2002 would have been as follows (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net income (loss):
As reported	$(17,692)	$4,597
Stock compensation adjustment—intrinsic value	366	118
Stock compensation expense, net of tax effect—fair value	(5,747)	(6,577)

Pro Forma	$(23,073)	$(1,862)

Net income (loss) per share:
As reported basic	$(0.22)	$0.07
As reported diluted	$(0.22)	$0.06

Pro Forma basic	$(0.29)	$(0.03)
Pro Forma diluted	$(0.29)	$(0.03)

The pro forma amounts include compensation expenses related to stock option grants and stock purchase rights for the three months ended March 31, 2003 and 2002. In future periods, the compensation expense will increase as a result of the fair value of stock options and stock purchase rights granted in those future periods.

We account for stock options issued to non-employees, excluding non-employee directors, under SFAS 123 and Emerging Issues Task Force, Issue No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123,” or EITF 96-18. We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees.

NOTE 7—REPURCHASE OF COMMON STOCK

During September 2001, our Board of Directors authorized repurchases of up to $30 million of our outstanding common stock. As a part of this program, we repurchased 300,000 common shares for an average price of $9.61 per share for a total consideration of $2.9 million during the three months ended March 31, 2003. We did not repurchase any shares of our outstanding common stock during the three months ended March 31, 2002. This authorization is still deemed to be in effect and $16.6 million remains authorized for future repurchases.

NOTE 8—LITIGATION

On November 27, 2002, a stockholder class action and derivative lawsuit, Dieterich v. Harrer, et al., Case No. 02CC00350, was filed against Starbase Corporation and five former directors of Starbase in the Superior Court

BORLAND SOFTWARE CORPORATION

Notes to the Condensed Consolidated Financial Statements (unaudited)—(Continued)

of the State of California for Orange County. The complaint alleged that the former directors had breached fiduciary duties owed to Starbase and stockholders of Starbase. Borland is paying the costs of defending this litigation pursuant to its indemnification obligations under the merger agreement relating to the acquisition of Starbase by Borland. On January 23, 2003, defendants filed a demurrer seeking to have all the claims dismissed, and also filed a motion to stay discovery pending a ruling on the demurrer. On February 25, 2003, plaintiff filed its first amended class action complaint, or the amended complaint, naming as defendants the five former directors and the investment banking firm that provided financial services to Starbase, two law firms that provided legal services to Starbase and an individual and entity that helped arrange financing for Starbase. The amended complaint purports to be brought on behalf of Starbase stockholders who tendered shares of Starbase common stock in the tender offer commenced by Borland on October 11, 2002 and that ended on November 11, 2002, or in the merger that was completed on January 7, 2003. Plaintiff alleges that the five former directors breached their fiduciary duties owed to Starbase in connection with a proposed financing of Starbase in mid-2002, and that the other defendants aided and abetted the purported breach of fiduciary duty. On March 21, 2003, the director defendants filed a demurrer to have the amended complaint dismissed. In addition, the court has granted a motion of the director defendants to stay discovery pending the hearing on the demurrer. There is no indication at present that the lawsuit will have a material effect on Borland’s financial condition, results of operations or liquidity.

From time to time, we may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” or SFAS 5, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period. We believe that, given our current liquidity and cash and investment balances, even were we to receive an adverse judgment with respect to litigation that we are currently a party to, it is likely that such a judgment would not have a material impact on our financial condition, results of operations or liquidity.

NOTE 9—LOAN RECEIVABLE WRITE-OFF

At March 31, 2003, we had a loan receivable with a book value of $2.2 million related to a loan to AltoWeb, Inc., or AltoWeb, a provider of J2EE applications. Subsequent to March 31, 2003, we were informed by AltoWeb that it has ceased substantially all of its operations. We recorded the write-off of this loan receivable of $2.2 million during the three months ended March 31, 2003. Since our investment in Altoweb was related to AltoWeb’s attempt to extend their product development efforts for the Borland platform, we have included these expenses in research and development during the three months ended March 31, 2003.

NOTE 10—INDEMNIFICATIONS AND GUARANTEES

The following is a summary of our agreements that we have determined are within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45, which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003, except as noted below.

As part of the Starbase acquisition, we undertook, and assumed from Starbase, obligations to indemnify the officers and directors of the acquired company for certain events or occurrences while the officer or director served in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification obligation is unlimited; however, we have purchased a directors’ and officers’ insurance policy to cover former directors and officers of Starbase that provides coverage until November 25, 2008 and may enable us to recover a portion of any future amounts paid. Assuming the applicability of the coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions and except as provided below, we believe the estimated fair value of the indemnification obligations to Starbase’s directors and officers is not material. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability or amount of coverage, which attempts may result in expensive and time-consuming litigation against the insurers.

BORLAND SOFTWARE CORPORATION

Notes to the Condensed Consolidated Financial Statements (unaudited)—(Continued)

In Dieterich v. Harrer, et al, a class action lawsuit filed against Starbase Corporation and five former directors of Starbase, more fully discussed above in Note 8, despite Borland having tendered the claim to the covering insurers, to date, none of the covering insurers has accepted coverage. There is no indication at present that the lawsuit will have a material effect on Borland’s financial condition, results of operations or liquidity.

As part of the TogetherSoft acquisition, we undertook, and assumed from TogetherSoft, obligations to indemnify the officers and directors of the acquired company for certain events or occurrences while the officer or director served in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification obligation is unlimited; however, we have purchased a directors’ and officers’ insurance policy to cover former directors and officers of TogetherSoft that provides coverage until January 15, 2009 and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, we believe the estimated fair value of this indemnification obligation is not material. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability or amount of coverage, which attempts may result in expensive and time-consuming litigation against the insurers.

As permitted under Delaware law and our by-laws and certificate of incorporation, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors’ and officers’ insurance policy that may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, we believe the estimated fair value of this indemnification obligation is not material. However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability or amount of coverage, which attempts may result in expensive and time-consuming litigation against the insurers.

We have entered into an agreement for the outsourcing of our order fulfillment. As a component of this agreement, we guarantee that in the event we terminate the fulfillment agreement, we will purchase all inventory held by the vendor at the time of termination. We estimate and accrue reserves for excess inventory held by the fulfillment vendor. As of March 31, 2003, we had inventory in excess of the reserves of approximately $0.4 million, which represents the potential obligation relating to this guarantee.

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

We undertake indemnification obligations in our ordinary course of business in connection with, among other things, the licensing of our products and the provision by us of consulting services. Pursuant to these agreements, we may indemnify the other party for certain losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws. The term of these indemnification obligations is generally perpetual. In general, we attempt to limit the maximum potential amount of future payments we could be required to make under these indemnification obligations to the purchase price paid, but in some cases the obligation may not be so limited. In addition, we may, in certain situations, warrant that, for a certain period of time from the date of delivery, our software products will be free from defects in media or workmanship. From time to time, we may also warrant that our professional services will be performed in a good and workmanlike manner. In addition, it is our standard policy to seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. In the recent past, we have not been

BORLAND SOFTWARE CORPORATION

Notes to the Condensed Consolidated Financial Statements (unaudited)—(Continued)

subject to any significant claims for such losses and have not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe the estimated fair value of these agreements is not material.

During the three months ended March 31, 2003, we entered into an operating lease for our future U.S. regional sales headquarters office in Cupertino, California. In the event that we do not exercise our option to extend the term of the lease, we guarantee certain costs to restore the property to certain conditions in place at the time of lease. We are accruing the estimated lease restoration costs over the lease term because it is within the scope of FIN 45 and entered into subsequent to December 31, 2002.

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. We have adopted the requirements of FIN 46.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123,” or SFAS 148. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for years ending after December 31, 2002. We have adopted the disclosure requirements of SFAS 148.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe the adoption of EITF 00-21 will have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS 146. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” or EITF 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is applicable for all exit activity initiated after December 31, 2002. Our adoption of SFAS 146 did not have a material impact on our results of operation, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. See Note 10 above.

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

These forward-looking statements may relate to, but are not limited to, future capital expenditures, acquisitions, timing of the integration of acquired businesses, the ultimate cost of acquired businesses, revenue “pipeline,” revenues, including revenues from recently acquired businesses, cash flows, earnings, margins, costs, strategy, demand for our products, market and technological trends in the software industry, effective tax rates, interest rates, foreign currency exchange rates and inflation and various economic and business trends. Generally, you can identify forward-looking statements by the use of words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “goal,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue” and similar expressions or the negative or other variations thereof. These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described under “Factors That May Affect Future Results and Market Price of Stock” and elsewhere in this report, as well as in our other filings with the SEC or in materials incorporated by reference herein or therein. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements and have a material and adverse effect on our business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for us to predict new factors, nor can we assess the potential effect of any new factors on us.

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

All Borland brand and product names are trademarks or registered trademarks of Borland Software Corporation, in the United States and other countries. This Form 10-Q also contains additional trade names, trademarks and service marks claimed by other companies. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply a relationship with, or endorsement or sponsorship of, us by these other parties.

Overview of the Operations

We are a leading global provider of software development and application infrastructure solutions. We provide our customers with a comprehensive solution designed to help them deliver better software faster by offering products that address the definition, design, development, testing and deployment phases of the application development lifecycle and products that help customers manage software development projects from beginning to end. Our standards-based solutions are designed to improve software quality, accelerate the delivery of software, lower the cost of ownership and reduce the risk of errors. We have an installed base of over three million users worldwide, including leading enterprises in the following industries: high technology, telecommunications, financial services and government contractors in the fields of space and defense.

We believe that our customers turn to us because our products and services offer the following benefits:

•	Comprehensive Solution. Following our recent acquisitions, we now offer our customers products and services for each of the key phases in the application development lifecycle. We believe this comprehensive solution helps our customers to rapidly and effectively create and implement applications critical to their businesses and offers those customers a single vendor to resolve their technological issues.

•	Value Proposition. Our products are designed to allow companies to deploy their applications in environments that utilize a variety of technology platforms and to deploy web strategies for e-business applications integrated with legacy client-server software and hardware architecture. By doing so, our products enable businesses to increase the value of their existing infrastructure and minimize the need for new computing infrastructure investment.

•	Deep Integration. We now offer our customers a collection of deeply integrated, highly interconnected application lifecycle management solutions. These solutions help our customers to learn our products quickly, to get wider product adoption rates with their organizations sooner, and build better software faster.

•	Accelerated Application Development and Deployment. Our products are designed to maximize developer productivity by simplifying the process of defining, designing, developing, testing and deploying software applications and by providing teams with valuable software configuration management, or SCM, capabilities. As a result, our customers can create higher-quality applications and deliver their applications faster.

•	Quality Enhancement. Our products are designed to enhance the quality of the applications our customers produce. Various products in our comprehensive solution help developers audit the quality of the code that they produce, enhance the performance and efficiency of their code, and assure higher-quality code by testing it for defects and against required parameters.

•	Freedom of Choice. Our products are designed to work with all major technology platforms. Unlike software solutions from major system vendors that encourage customers to purchase all of their technology infrastructure on a particular platform, our products are designed to provide interoperability between competing technologies. This provides customers with the flexibility to choose the best solution, technology and vendors and still achieve a fully integrated solution for software implementation.

•	Superior User Experience. We believe customers turn to us because our solutions provide them with a high-quality user experience. Our products have won numerous awards, and we maintain an installed base of more than three million users worldwide.

Our goal is to become the leading provider of technology solutions for the rapid and effective creation and implementation of software applications, particularly in Java, .NET and C++. Key elements of our strategy to achieve this goal include:

•	delivering our comprehensive application lifecycle management solutions to large enterprises;

•	increasing our leadership in Java solutions;

•	developing leading solutions for the .NET platform;

•	increasing the level of integration of our suite of products in a way that makes our solution more effective and easier to use;

•	promoting platform independence and interoperability by offering products for the development of applications spanning multiple platforms and heterogeneous environments;

•	capitalizing on the strength of the “Borland” brand and our worldwide distribution network to sell our new solutions to a broader base of potential customers; and

•	focusing on the needs of our installed base.

To achieve this goal, we offer products and services that address definition, design, development, testing and deployment phases of the software development process and that help customers with their SCM needs. We support our growth strategy through focused sales and marketing efforts and through particular attention to our research and development activities. We believe our platform-independent solutions maximize development team productivity, ensure higher-quality code and increase the value that enterprises can mine from their existing technology infrastructure.

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

Overview of the Consolidated Statements of Operations

The following table presents our Consolidated Statements of Operations data and the related percentage of revenues for the three months ended March 31, 2003 and 2002 (in thousands):

	March 31, 2003		March 31, 2002
Licenses and other revenues	$56,809	76%	$47,668	84%
Service revenues	17,561	24%	9,409	16%

Net revenues	74,370	100%	57,077	100%

Cost of licenses and other revenues	3,099	4%	3,520	6%
Cost of service revenues	6,599	9%	5,035	9%

Cost of revenues	9,698	13%	8,555	15%

Gross profit	64,672	87%	48,522	85%

Research and development	17,971	24%	11,949	21%
Selling, general and administrative	46,247	62%	31,033	54%
Restructuring, amortization of intangibles, acquisition-related expenses and other charges	17,872	24%	1,522	3%

Total operating expenses	82,090	110%	44,504	78%

Operating income (loss)	(17,418)	(23%)	4,018	7%
Interest income, net and other	1,234	2%	1,730	3%

Income (loss) before income taxes	(16,184)	(22%)	5,748	10%

Income tax provision	1,508	2%	1,151	2%

Net income (loss)	$(17,692)	(24%)	$4,597	8%

Results of Operations for the Three Months Ended March 31, 2003 and 2002

Overview

We market software development and application infrastructure technologies to businesses of all sizes worldwide. When customers curtail their information technology budgets, elect to purchase less or delay such purchases, our business—like that of competitors and software industry peers—naturally suffers. In addition, the prolonged downturn in the financial markets during 2002, combined with larger structural problems in industries such as telecommunications, global economic weakness and geopolitical uncertainty, appears to have further dampened IT capital expenditures in excess of the anticipated effects of more typical economic cyclicality. Despite these challenges, several features of our model and strategy provided growth during the first three months of 2003 and, we believe, provide a foundation for growth in the remainder of 2003.

During the three months ended March 31, 2003, net revenues grew 30% to $74.4 million, including $17.9 million in revenue associated with the acquisitions of Starbase and TogetherSoft, from $57.1 million in the three months ended March 31, 2002. Despite challenging economic conditions for the software and information technology industry, the three months ended March 31, 2003 included an increase in net revenues from the three months ended December 31, 2002 and March 31, 2002. Licenses and other revenues increased 19% to $56.8 million in the three months ended March 31, 2003 from $47.7 million in the three months ended March 31, 2002. Gross margins increased to 87% in the three months ended March 31, 2003 from 85% in the three months ended March 31, 2002. Operating expenses increased 84% to $82.1 million in the three months ended March 31, 2003 from $44.5 million in the three months ended March 31, 2002. We had a net loss of $17.7 million in the three months ended March 31, 2003, compared to net income of $4.6 million in the three months ended March 31, 2002.

We believe that strategic acquisitions have been and will continue to be an important component of our overall growth strategy and will allow us to provide an application development platform that will enhance our individual product positions. In January 2003, we successfully completed the acquisitions of Starbase and TogetherSoft and consolidated their results of operations in the three months ended March 31, 2003.

For a more in-depth discussion of our business, including a discussion of our critical accounting policies and estimates, please read our Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the SEC on March 28, 2003.

Net Revenues

	March 31, 2003	March 31, 2002	% Change
Licenses and other revenues	$56,809	$47,668	19%
Service revenues	17,561	9,409	87%

Net revenues	$74,370	$57,077	30%

Net revenues were $74.4 million and $57.1 million for the three months ended March 31, 2003 and 2002, respectively.

Licenses and Other Revenues

With the integration of the acquisitions of TogetherSoft and Starbase, we have aligned our presentation of licenses and other revenues to better reflect our application lifecycle strategy. Specifically, we see three major product categories within application lifecycle management: Design, Develop and Deploy. Design includes the products from our recent acquisitions of TogetherSoft and Starbase: StarTeam, CaliberRM, Together and other related design and management products. Develop includes two major categories: Java, which includes JBuilder, Java Studio and Optimizeit, and .NET, which includes Delphi, C++Builder, Kylix and C++ Mobile Edition (formerly called our Rapid Application Development category). Deploy is comprised of our Borland Enterprise Server products, InterBase and other enterprise products (formerly called our Enterprise category).

Licenses and other revenues represent amounts for license fees and royalties earned for granting customers the right to use our software products. Licenses and other revenues were $56.8 million and $47.7 million for the three months ended March 31, 2003 and 2002, respectively. Licenses and other revenues represented 76% and 84% of net revenues for the three months ended March 31, 2003 and 2002, respectively. The following table presents our licenses and other revenues by product category for the three months ended March 31, 2003 and 2002 (in thousands):

	March 31, 2003	March 31, 2002	% Change
Design	$12,256	$—	—
Develop	34,879	36,381	(4)%
Deploy	9,674	11,287	(14)%

Net licenses and other revenues	$56,809	$47,668	19%

Design. In the three months ended March 31, 2003, licenses and other revenues from our Design products category were comprised of approximately $6.8 million in licenses and other revenues from software products acquired from TogetherSoft and approximately $5.4 million in licenses and other revenues from software products acquired from Starbase. There were no Design licenses and other revenues in the three months ended March 31, 2002, as we completed the acquisitions of TogetherSoft and Starbase in January 2003 and consolidated the results of their operations in the three months ended March 31, 2003.

Develop. Licenses and other revenues from our Develop products group were $34.8 million and $36.4 million in the three months ended March 31, 2003 and 2002, respectively, and included revenue from two primary product lines, Java and .NET. Licenses and other revenues from our Develop products group included licenses and other revenues of $20.9 million and $21.4 million in the three months ended March 31, 2003 and 2002, respectively, from our Java product line. The decrease in licenses and other revenues in our Java product line was due to lower revenues from our JBuilder product line partially offset by growth in our Optimizeit product line. The decrease in licenses and other revenues in our JBuilder product line was principally due to the lack of a release of a major product revision during the three months ended March 31, 2003. Licenses and other revenues from our Develop products group included licenses and other revenues of $14.0 million and $15.0 million in the three months ended March 31, 2003 and 2002, respectively, from our .NET product line. The decrease in licenses and other revenues from our .NET product line was due to lower licenses and other revenues generated from our C++ products. This decrease was primarily attributable to the lack of a major product version release during the three months ended March 31, 2003 compared to the three months ended March 31, 2002, which included the release of C++ Builder 6.

Deploy. Licenses and other revenues from our Deploy products category were $9.7 million and $11.3 million in the three months ended March 31, 2003 and 2002, respectively. The decrease in licenses and other revenues in the three months ended March 31, 2003 from the three months ended March 31, 2002 was due to lower revenues generated from our VisiBroker and Application Server products. Lower licenses and other revenues from these products resulted principally from a lower volume of sales in the Americas. We believe that this reduction in licenses and other revenues from our Deploy products was a result of general economic weakness and geopolitical uncertainty. Revenue growth from our Deploy products category will depend upon the recovery in corporate spending for deployment solutions, our ability to provide compelling technical solutions for software deployment to differentiate ourselves from our competitors and our ability to integrate our Deploy products with our Design and Develop products.

Service Revenues

Service revenues represent amounts earned for technical support, consulting and training services for our software products. Net service revenues were $17.6 million and $9.4 million for the three months ended March 31, 2003 and 2002, respectively, representing 24% and 16% of net revenues for those periods, respectively. Service revenues increased $8.2 million in the three months ended March 31, 2003 from the three months ended March 31, 2002 primarily as a result of an increase in technical support revenues. Technical support revenues were $12.0 million and $6.4 million in the three months ended March 31, 2003 and 2002, respectively, and represented 68% of total service revenues in the three months ended March 31, 2003 and 2002. The growth in the technical support revenues in the three months ended March 31, 2003 from the three months ended March 31, 2002 was due to the increase in support revenues associated with our assumption of the support obligations from the acquisitions of TogetherSoft and Starbase. We expect our support revenues to grow to the extent we are successful in selling our solutions into larger enterprises with greater frequency. Our service revenues may also grow as our new enterprise solution offerings increase in complexity and include more services as a component of larger sales contracts.

International Net Revenues

Revenues from sources outside the United States, or non-U.S. revenues, represented approximately 56% and 62% of net revenues for the three months ended March 31, 2003 and 2002, respectively. The decrease in the percentage of non-U.S. revenues for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, was principally due to net revenues generated from our newly-acquired Design products in the U.S. We expect non-U.S. revenues to continue to be a significant portion of net revenues in future periods, though the U.S. percentage is expected to be higher in 2003 as compared with 2002 due to the acquisitions of Starbase and TogetherSoft whose sales channels had a greater U.S. focus.

Fluctuations in foreign currency exchange rates did not have a material impact on our net revenues or operating results for the three months ended March 31, 2003 and 2002. However, our non-U.S. revenues would be harmed if the U.S. dollar were to strengthen against major foreign currencies, including the Japanese Yen, United Kingdom Pound Sterling and Euro.

The following table presents our net revenues by region (in thousands):

	Three Months Ended March 31,
	2003	2002
Americas	$36,765	$25,800
Europe, Middle East and Africa (“EMEA”)	25,390	20,059
Asia Pacific	12,215	11,218

Net revenues	$74,370	$57,077

Cost of Revenues

Cost of Licenses and Other Revenues

Cost of licenses and other revenues consists primarily of production costs, product packaging and royalties paid to third-party vendors. Cost of licenses and other revenues were $3.1 million and $3.5 million for the three months ended March 31, 2003 and 2002, respectively. Cost of licenses and other revenues were 5% and 7% of total licenses and other revenues in the three months ended March 31, 2003 and 2002, respectively. The reduction in the cost of licenses and other revenues was principally attributable to a reduction in direct production costs as we had a larger percentage of our licenses and other revenues generated from large corporate contracts. Typically large enterprise and corporate licenses are delivered electronically or represent additional licenses of software that has already been delivered. This has the impact of reducing our overall production costs. Royalty costs were 2% of licenses and other revenues in the three months ended March 31, 2003 and 2002. The level of royalty costs in future periods depends on our ability to obtain favorable licensing terms for our products that include third-party technology and the extent to which we include such third-party technology in our product offerings.

Cost of Service Revenues

Cost of service revenues consists primarily of salaries and benefits, third-party contractor costs and related expenses incurred in providing customer support, consulting and training. Cost of service revenues were $6.6 million and $5.0 million for the three months ended March 31, 2003 and 2002, respectively. Cost of service revenues were 38% and 54% of service revenues in the three months ended March 31, 2003 and 2002, respectively. Cost of technical support revenues represented 26% and 30% of the cost of service revenues for the three months ended March 31, 2003 and 2002, respectively, while cost of consulting and training revenues represented 74% and 70%, respectively, of the cost of service revenues for the same periods. Service revenues gross margins were 62% and 46% in the three months ended March 31, 2003 and 2002, respectively. The increase in gross margins for the three months ended March 31, 2003 when compared with the three months ended March 31, 2002 was due to an increase in support revenues resulting from the assumed support obligations from the acquisitions of TogetherSoft and Starbase. In future periods, we expect increases in our cost of service revenues as our service revenues grow and the consulting and training revenues become a larger component of service revenues.

Operating Expenses

Research and Development

Research and development expenses for the three months ended March 31, 2003 and 2002 were $18.0 million and $11.9 million, respectively. Such expenses were 24% and 21% of total net revenues for the three months ended March 31, 2003 and 2002, respectively. The increase in research and development expenses was principally attributable to an increase in our research and development headcount of 83% when compared to the three months ended March 31, 2002, resulting in an increase in our research and development employee-related expenses of 56% from the same period in 2002. This increase in headcount was a result of the acquisitions of TogetherSoft and Starbase. In addition, we recorded outsourced research and development charges of $2.2 million during the three months ended March 31, 2003.

During 2002, we entered into contracts to perform non-recurring engineering projects for several customers. Under these arrangements, we received payments for engineering services upon the achievement and delivery of certain milestones. We accounted for the payments received under these arrangements as a reduction of research and development expenses. During the three months ended March 31, 2003 and 2002, we recorded approximately $0.4 million and $0.2 million, respectively, under these arrangements.

Sales, General and Administrative

Selling, general and administrative expenses were $46.3 million and $31.0 million for the three months ended March 31, 2003 and 2002, respectively. These expenses were 62% and 54% of net revenues for the three months ended March 31, 2003 and 2002, respectively. The increase in selling, general and administrative expenses was principally attributable to an increase in our selling, general and administrative headcount of 33% compared to the same quarter in 2002, resulting in an increase in our employee-related expenses of 54% from the same period in 2002. The increase in headcount was a result of the acquisitions of TogetherSoft and Starbase. In addition, our facilities cost increased 48% from the same period in 2002 as we assumed the lease obligations of TogetherSoft and Starbase. In future quarters, we expect that our facilities cost will decrease by approximately $0.5 million per quarter, or 6% of total quarterly facilities costs, due to the termination of certain lease commitments before the end of April 2003.

Restructuring, Amortization of Intangibles, Acquisition-Related Expenses and Other Charges

The following table summarizes our restructuring, litigation, amortization of intangibles and acquisition-related expenses activity for the three months ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended March 31,
	2003	2002
Restructuring	$5,402	$180
Amortization of intangibles	5,323	196
Acquisition-related expenses	2,547	1,146
In-process research and development	4,600	—

Total	$17,872	$1,522

During the three months ended March 31, 2003, we recorded $5.4 million in restructuring costs from redundancies as a result of the TogetherSoft and Starbase acquisitions and excess facilities in the United Kingdom, $5.3 million in amortization from purchased intangibles from the TogetherSoft, Starbase, VMGear, Bedouin, Boldsoft and Highlander acquisitions, $2.5 million in acquisition-related expenses, which is principally associated with the earn-out provision of the VMGear acquisition, and a $4.6 million charge for in-process research and development from the TogetherSoft acquisition.

During the three months ended March 31, 2002, we recorded restructuring, amortization of intangibles and acquisition-related expenses in the amount of $1.5 million, which consisted primarily of $1.1 million in acquisition-related expense associated with an earn-out provision in the VMGear acquisition.

The following table summarizes our restructuring activity for the three months ended March 31, 2003 (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2002	$149	$678	$172	$999
2003 restructuring	961	2,024	50	3,035
Cash paid during 2003	(561)	(1,444)	(50)	(2,550)

Accrual at March 31, 2003	$549	$1,258	$172	$1,979

Our 2003 restructuring accrual included $1.0 million resulting from headcount reductions of 28 employees, including 19 in sales and general and administrative and 9 in research and development, and $2.0 million resulting from reduction of certain facilities leases. This amount represents our estimate of the costs to exit the facilities and is recorded in current liabilities.

In addition, we recorded a charge for $2.3 million, during the three months ended March 31, 2003, for lease termination costs related to a facility in the United Kingdom. Due to the timing of payments under the lease agreement, we have recorded these costs as a part of long-term restructuring. The total long-term lease termination obligation as of March 31, 2003 was $4.1 million.

Interest Income, Net and Other

Interest income, net and other was $1.2 million and $1.7 million for the three months ended March 31, 2003 and 2002, respectively. The decline in interest income, net and other during the three months ended March 31, 2003 when compared to the same period in 2002 reflects a decrease in interest income of $0.9 million, due to decreases in average cash balances and lower prevailing interest rates. Other income also decreased $0.2 million due to a decrease in rental income from our property on Green Hills Road, Scotts Valley, California. These declines were offset by foreign currency gains of approximately $0.3 million, during the three months ended March 31, 2003, compared to a foreign currency loss of approximately $0.3 million during the three months ended March 31, 2002.

Income Taxes

For the three months ended March 31, 2003 and 2002, we recorded an income tax expense of $1.5 million and $1.2 million, respectively. Our tax provision for the three months ended March 31, 2003 was not based on our expected annual rate as we incurred non-U.S. withholding taxes in a number of foreign jurisdictions regardless of our profitability as well as non-U.S. income taxes for certain profitable foreign operations. As these tax liabilities were incurred in foreign jurisdictions, they were not offset by the benefits of prior U.S. net operating loss and tax credit carryforwards.

The expected rate is a combination of U.S. alternative minimum taxes, U.S. state taxes, non-U.S. withholding taxes and income taxes. Our effective tax rate will continue to depend on the amount and location of our profits, the ability to utilize our net operating loss and tax credit carryforwards in certain jurisdictions, mostly in the U.S., and the amount of non-U.S. withholding taxes.

Liquidity and Capital Resources

As of March 31, 2003, cash, cash equivalents and short-term investments totaled $217.1 million, a decrease of $79.1 million from $296.2 million at December 31, 2002. Working capital decreased from $246.7 million at December 31, 2002 to $147.6 million at March 31, 2003. Working capital decreased $99.1 million during the three months ended March 31, 2003 principally due to $76.9 million in cash used to purchase TogetherSoft and Starbase and $7.7 million in negative working capital assumed in the acquisition of TogetherSoft.

Cash used in operating activities for the three months ended March 31, 2003 was $4.0 million, consisting of $17.7 million in net loss offset by $7.5 million in depreciation and amortization, a $2.2 million loss on a write-off of a loan receivable and a decrease in non-cash working capital of $4.0 million. Cash provided by operating activities for the three months ended March 31, 2002 was $1.9 million, consisting of $4.6 million in net income and $1.6 million in depreciation and amortization offset by an increase in non-cash working capital of $4.3 million.

Cash used in investing activities for the three months ended March 31, 2003 included $71.6 million and $5.3 million used for the acquisitions of TogetherSoft and Starbase, respectively, discussed in Note 3 to the

Condensed Consolidated Financial Statements, $7.6 million for purchases of short-term investments and $0.7 million in cash used for the purchase of property and equipment, offset by $49.4 million in sales and maturities of short-term investments. Cash used in investing activities for the three months ended March 31, 2002 included $2.2 million used for the acquisition of VMGear discussed in Note 3 to the Condensed Consolidated Financial Statements, $0.8 million in cash used for the purchase of property and equipment, and net purchases of short-term investments of $44.3 million.

Cash provided by financing activity was $1.4 million for the three months ended March 31, 2003 and principally consisted of proceeds from the issuance of common stock to employees under our employee stock option plans offset by $2.9 million in repurchases of common stock. Cash provided by financing activity was $3.4 million for the three months ended March 31, 2002, which principally consisted of proceeds from the issuance of common stock to employees under our employee stock option plans.

Currency fluctuations did not have a significant impact on our cash position during the three months ended March 31, 2003. Although we partially hedge our foreign currency exchange rate risk, strengthening of the U.S. dollar against the Euro, United Kingdom Pound Sterling, Australian and Singapore dollars and Japanese Yen would harm our business. We cannot predict currency exchange rate fluctuations and there can be no assurance that foreign currency exchange rates will not have a material adverse impact on our future cash flows and operating results. See further discussion of foreign currency risk in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

For the remainder of 2003, we expect that operating expenses will decrease as a percentage of revenue when compared with the three months ended March 31, 2003. We anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We expect our capital expenditures in 2003 to be greater than 2002. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or products lines. We believe that our available cash and cash equivalents, together with our anticipated future cash provided by operating activities, will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may seek additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise the additional funds through public or private debt or equity financings. If we seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

Approval of Non-Audit Services

During the three months ended March 31, 2003, the Audit Committee of our Board of Directors approved new or recurring engagements with PricewaterhouseCoopers LLP, our independent accountants, to provide certain non-audit tax-related services.

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

Our markets are intensely competitive. Rapid change, new and emerging technologies and fierce competition characterize these markets. The pace of change has accelerated due to the emergence of the Internet, and related programming platforms and languages, including Sun Microsystem’s Java, Linux and Microsoft’s .NET and C#.

Below is a table of our chief competitors for each of our product lines:

Product	Competitive Products

CaliberRM	IBM’s Rational Requisite Pro and Telelogic’s DOORS

Together ControlCenter	IBM’s Rational Rose and Rational XDE, and Embarcadero’s Describe

JBuilder	IBM’s WebSphere Studio Application Developer, Oracle’s JDeveloper and JetBrains’ IntelliJ

Delphi/C++	Microsoft’s Visual Studio and Visual Basic

Optimizeit	IBM’s Rational Purify Plus and Quest’s JProbe

StarTeam	Telelogic’s CM Synergy, Merant’s PVCS, IBM’s Rational ClearCase and ClearQuest and MKS’ Source Integrity

Enterprise Server, VisiBroker Edition	Iona’s Orbix

Enterprise Server, AppServer Edition	BEA Systems’ WebLogic, IBM’s WebSphere, Oracle 9i and Sun Microsystems Sun One

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

Because there are relatively low barriers to entry in a number of our markets, we also expect additional new competition from other established and emerging companies. In particular, given the recent growth and adoption of Java, we are observing increased attention to the market for Java development technologies, and expect additional new entrants. For example, certain vendors which have previously not focused significant resources on the Java development market have altered their product strategies to incorporate Java development offerings. Because we are dependent on the market for Java development for a substantial portion of our revenue, increased competition in this market could damage our competitive position. Increased competition in our markets, including from companies with substantial resources, could result in price reductions, fewer customer orders, reduced gross margins and loss of market share. Any one of these results could substantially reduce our revenues.

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

In addition to bundled offerings and bundling arrangements, some competitors make available or have begun making available for no charge to their customers products that compete with our products, including our development solutions such as JBuilder. While we believe that products made available at minimal or no cost are not able to compete with our offerings on the basis of quality, performance and reliability, among other things, freely available competitive technologies are a risk to our business. At a minimum, technologies offered at no charge increase pricing pressure and threaten revenue potential. For example, IBM recently donated some of its proprietary software to the open source Eclipse initiative. Eclipse has created an open source toolkit in which customers can access and create development technologies at no charge. Wide adoption of this model may reduce demand for some of our products and may increase demand for some of our other products.

Consolidation in our industry may impede our ability to compete effectively.

Consolidation continues to occur among companies that compete in our markets as firms seek to offer more extensive suites of software products and to take advantage of efficiencies and economies of scale. Additionally, a number of major hardware companies have sought to expand their software and services offerings through acquisitions. Recently, IBM acquired Rational Software, a competitor of ours. Changes resulting from this and other consolidations may harm our competitive position, particularly as certain products, when offered as part of a bundled suite, are offered for free or are given away to sell more hardware or infrastructure components. In addition, as the trend toward consolidation continues, we may encounter increased competition for attractive acquisition targets and may have to pay higher prices for those businesses or products and may increase.

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

A large portion of our revenues is derived from customers in a small number of vertical markets such as the technology, telecommunications, government contracts and financial services markets. While we believe that customers in these markets are attracted to the performance advantages of our products, continuation or deepening of the current economic downturn in any of these markets could have a significant adverse impact on our revenues. Our revenues from our Deploy business category were hurt in 2001, 2002 and the first three months of 2003 by the economic downturn in these markets, particularly the telecommunications market. Our failure to broaden our base of customers outside these vertical markets could reduce our future revenues if the extended downturn in our targeted vertical markets continues.

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

As we increasingly seek to license software products directly to our customers, particularly large enterprises, we have experienced sales cycles that are substantially more lengthy and uncertain than those associated with our traditional business of licensing software through indirect and retail channels. As we move to selling customers comprehensive solutions, we believe that a significant percentage of our future revenues will be from enterprise customers. These transactions typically contain multiple elements, including licenses for development and deployment products, technical support, maintenance, consulting and training services. As a result, these customers generally commit significant time and resources to evaluating our software, and they require us to expend substantial time, effort and money in establishing the enterprise relationship and in educating them about our software products and solutions. Also, sales to enterprise customers generally require an extensive sales effort throughout the customer’s organization and often require final approval by the customer’s Chief Information Officer or other senior executive employee. In particular, while our strategy includes leveraging the loyalty of our developer network to sell our application lifecycle management solutions within their enterprises, we believe that purchase decisions on software application technology often involve more senior-level employees than sales of the development products that we have traditionally sold. All of these factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made in any particular quarter, or at all. We have experienced and expect to continue to experience delays and uncertainty in our sales cycle as well as increased up-front expenses in connection with enterprise sales. The timing of the execution of enterprise volume licenses, or their nonrenewal by large customers, could cause our results of operations to vary significantly from quarter to quarter. In addition, the continued weakness in the market for IT investment, particularly for wide-scale enterprise-wide deployments, has lengthened and may continue to lengthen our sales cycle, as prospective customers defer significant investments in IT infrastructure until the market for IT investment improves.

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

We believe that our revenues have the potential to vary significantly from time to time. These variations could cause our stock price to fluctuate significantly. We believe that these variations may result from many factors, including:

•	timing, and any delay in the introduction, of upgrades to existing products or releases of new products;

•	our limited experience in consistently forecasting revenues across all of our business units, particularly our newly-acquired business units;

•	the mix of channels through which we sell our products;

•	the relative mix of demand for our various products and services;

•	the size and timing of significant orders and their fulfillment;

•	the number, timing and significance of product upgrades and new product announcements by us and our competitors;

•	changes in pricing policies by us or our competitors;

•	customer order deferrals;

•	product defects that may be discovered from time to time and other product quality problems;

•	general domestic and international economic and political conditions; and

•	IT and overall capital expenditure budgets of our customers and prospective customers.

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

Because we rely on independent software vendors, value-added resellers, system integrators and other channel partners to complement our direct sales, if we cease doing business with one or more of these parties, our revenues could suffer.

We rely on independent software vendors, or ISVs, value-added resellers, or VARs, systems integrators and other channel partners to complement our direct sales. A part of our strategy is also to bundle our software in the products offered by VARs or ISVs. The pricing, terms and conditions of our agreements with these partners are individually negotiated and vary among partners. A majority of these agreements are non-exclusive. Many of our agreements do not require our customers to make a minimum number of purchases. We have virtually no control over the shipping dates or volumes of systems shipped by our customers. Although we believe our relationships with our channel partners have been successful to date, we cannot guarantee that these relationships will continue to be successful or grow or that the channel partners will continue to purchase our products at the anticipated levels in the future. If we do not continue to receive referrals from third parties or if we are unable to secure license agreements with these parties on profitable terms, our business may suffer.

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

We currently maintain a number of important strategic alliances and technology relationships with industry leaders such as BEA Systems, Mercury Interactive, Microsoft, Nokia and Sun Microsystems. Our current technology allies give us, among other things, early access to emerging technologies and additional resources to market our products, as well as an entry point to contact potential customers. Similarly, our strategic relationships with systems integrators and resellers provide additional expertise to our customers and bolster our service capabilities. In the future, we anticipate exploring additional strategic alliances, technology relationships and other arrangements designed to further all of these goals. Our current or prospective strategic alliances and technology relationships may not achieve their intended objectives, however, and parties to our strategic alliances and technology relationships may not perform as contemplated. Additionally, our allies may choose to terminate their arrangements with us where no binding contractual arrangements exist. The failure to develop or maintain our strategic alliances and technology relationships, or our allies’ inability to perform or decision not to perform or to opt out of their arrangements with us, may impede our ability to introduce new products or enter new markets.

Our international operations and sales could be harmed by factors outside our control.

A substantial portion of our revenues is from international sales. International sales accounted for approximately 56% and 62% of our revenues in the three months ended March 31, 2003 and the fiscal year ended December 31, 2002, respectively. In addition, following our acquisition of TogetherSoft, an increasing portion of our operations consists of activities outside the United States. We now have research facilities in Singapore, Sweden, Russia and the Czech Republic. Given our increasing presence in international markets and the potential for sales of our products in international markets, our business is increasingly subject to risks inherent in doing business internationally, including:

•	the difficulty of staffing and managing an organization spread over various countries and continents;

•	potentially reduced or less certain protection for intellectual property rights than is available under the laws of the United States;

•	seasonal reductions in business activity during the summer months in Europe and other parts of the world;

•	shipping delays of new product releases;

•	longer payment cycles in some countries and greater difficulty in collecting accounts receivable;

•	fluctuations in foreign currency exchange rates;

•	restrictions on the expatriation of currency from a particular country;

•	export restrictions, tariffs, duties and other trade barriers;

•	changes in regulatory requirements and resulting costs;

•	compliance with various conflicting laws and regulations, including employment laws, and resulting costs;

•	overlap of different tax structures;

•	terrorist activity;

•	war and threats of war; and

•	political or economic instability in certain parts of the world.

One or more of these risk factors could harm our future research operations and international sales. In addition, our subsidiaries generally operate in local currencies and their results are translated monthly into U.S. dollars. If the value of the U.S. dollar increases significantly relative to foreign currencies, our products may become more expensive to foreign businesses, and, as a result, our sales in those foreign jurisdictions may suffer.

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

We believe that our ability to successfully grow and manage our business and to develop new products will depend, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled software engineers and management personnel. Over the last few years, we have increased compensation, bonuses, stock options and other fringe benefits in order to attract and retain key personnel. In the past, some of our competitors have utilized their greater resources to provide substantial signing bonuses and other inducements to lure key personnel away from us. As a result, we may be required to further increase compensation and benefits, especially for members of management such as Dale L. Fuller, our President and Chief Executive Officer, who are almost completely vested in their options to purchase our stock. We are not certain that these efforts will succeed in retaining our key employees, and our failure to attract and retain key personnel could significantly harm our business. Even if we succeed in attracting and retaining key personnel, these increased compensation costs may not be offset through either improved productivity or higher revenues.

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

We have introduced new Java-based products targeted at development applications for mobile and wireless devices, including JBuilder MobileSet, JDataStore 6 and C++Builder Mobile Edition. We have also entered into strategic relationships or technology relationships with wireless device manufacturers, including Nokia, in order to enhance our position in this market. If the market for mobile and wireless applications does not develop as we anticipate or as quickly as we anticipate, the demand for our wireless products will be adversely impacted. In addition, if Nokia elects to cease partnering with us in wireless development, our ability to penetrate this market will be harmed. The failure of the wireless market to develop as we expect, or our failure to penetrate this market, will impede our anticipated sales growth and could result in substantially reduced earnings from those anticipated.

The growth in the market for mobile and wireless applications will depend on a number of factors, any of which may impact our ability to derive substantial revenues from this market in the future. These factors include:

•	rate of adoption of mobile devices by enterprises and consumers, including personal digital assistants, handheld computers, smart phones, pagers and other mobile devices;

•	rate of adoption of wireless applications and services available on such devices by enterprises and consumers;

•	success in marketing of wireless applications and services by a limited number of communication service providers, and the effect of the pricing of those applications and services on market penetration;

•	the rate of build-out of, and upgrades to, existing wireless networks, including, but not limited to: availability of rights to cell and switch sites, as well as zoning variances and other approvals for network construction; completion of cell site design, frequency planning and network optimization; completion of fixed network implementation; expansion of customer care, network management and billing systems; and vendor equipment availability;

•	availability of additional radio frequency spectrum capacity to enable service providers to expand existing wireless data services and develop third generation services; and

•	potential health issues, specifically those related to radio frequency emissions or the use of devices while driving automobiles, and resulting potential legal restrictions and/or litigation.

If our products for the wireless or mobile market are not widely accepted our growth may be harmed.

In addition to the development and growth of the market itself, our ability to generate significant revenue in the wireless application implementation market will depend on our ability to adapt to the rapid technological shifts in this market to keep our products viable and competitive. Technological factors that may harm our ability to generate substantial revenue in the wireless market include:

•	a decline in the popularity of Java or C++ as programming languages for wireless and mobile application development;

•	failure of a dominant platform or operating system to emerge and our corresponding ability to develop technologies that facilitate software development and deployment across the range of such technologies or any of its significant subsets;

•	our ability to develop technologies that facilitate software development and deployment for the dominant programming languages as they occur;

•	increasing proliferation of mobile or wireless devices with varying technical specifications and form factors, and our corresponding ability to develop products capable of facilitating development and deployment to the range of devices with such varying requirements;

•	evolving standards and other technological changes; and

•	the pace of overall technological change in the mobile and wireless markets.

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

Ingram Micro, one of our major distributors, accounted for approximately 8% of our total net revenues during the three months ended March 31, 2003 and approximately 10% of total net revenues during the three months ended March 31, 2002. We expect that Ingram Micro will continue to be a significant distributor and a small number of distributors will continue to account for a significant portion of our revenues for the foreseeable future. Our inability to increase the number of our distributors or the loss of any one major distributor like Ingram Micro could limit our ability to maintain or increase our market share or could cause our revenues to drop quickly and unexpectedly.

We are dependent upon certain retail distribution channels. If these retailers cease to carry our products our revenues would be harmed.

Our license revenues made through retail distribution channels is subject to events that cause unpredictability in customer demand. Our retail distributors also carry the products of our competitors. Some of our retail distributors have limited shelf space and limited capital to invest in inventory. Their decision to purchase our products is based on a combination of demand for our products, our pricing, the terms and special promotions we offer and other factors that we do not control and cannot predict. Our agreements with retail distributors are generally nonexclusive and may be terminated by them or us without cause. Accordingly, our distributors may not continue to carry our products, which would harm our revenue prospects.

We may incur future impairment losses related to intangible assets from prior acquisitions that could negatively affect our future operating results.

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

We have net operating loss and tax credit carryforwards that may change our effective tax rate and in turn have a material effect on our income.

Our effective tax rate is primarily dependent on the location of our taxable profits, if any, due to our net operating loss carryforwards in certain, but not all, jurisdictions, and the imposition of withholding taxes on revenues regardless of our profitability.

We have significant U.S. federal and state income tax net operating losses. For U.S. federal and state income tax purposes, we had net operating loss carryforwards of approximately $186 million and $6 million at December 31, 2002, respectively. We also had available U.S. federal and state tax credit carryforwards of approximately $19 million and $11 million, respectively. These loss and credit carryforwards expire between 2005 and 2021, if not utilized. Utilization of federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization. We also have approximately $27 million of net operating loss carryforwards in various foreign jurisdictions. Certain of these loss carryforwards will expire in 2003. To the extent we are unable to utilize these loss and credit carryforwards, our effective tax rate will rise. A higher effective tax rate may harm our future after tax income.

On January 14, 2003, we completed the acquisition of TogetherSoft and, as a result, we succeeded to TogetherSoft’s pre-acquisition federal and state net operating loss and tax credit carryforwards. Utilization of these federal and state net operating loss and tax credit carryforwards will be subject to a similar annual limitation as discussed above.

Legislative actions may cause our operating expenses to increase.

The Sarbanes-Oxley Act of 2002, the California Disclosure Act and newly-proposed or enacted rules and regulations of the SEC or the National Association of Securities Dealers, or NASD, impose new duties on us and our executives, directors, attorneys and auditors. In order to comply with the Sarbanes-Oxley Act and any new rules promulgated by the SEC or NASD, we may be required to hire additional personnel and use additional outside legal, accounting and advisory services. Any of these developments could materially increase our operating expenses and, accordingly, reduce our net income.

Potential new accounting pronouncements may cause our net income to decrease.

We currently account for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees,” or APB 25, and have not recognized any compensation expense for awards of employee stock options in the three months ended March 31, 2003 and 2002. Statement of Financial Accounting Standard Number 123, “Accounting for Stock-Based Compensation” permits us to continue accounting for stock-based compensation as set forth in APB 25, provided we disclose the pro forma effect on net income and earnings per share of using a fair-value method of accounting for stock-based employee compensation plans.

Had we recorded compensation expenses based on the estimated grant date fair value for awards granted under our stock option and stock purchase plans (as defined by SFAS 123), our pro forma net income (loss) and net income (loss) per share for the three months ended March 31, 2003 and 2002 would have been as follows (amounts in thousands, expect per share data):

	Three Months Ended March 31,
	2003	2002
Net income (loss):
As reported	$(17,692)	$4,597
Stock compensation adjustment—intrinsic value	366	118
Stock compensation expense, net of tax effect—fair value	(5,747)	(6,577)

Pro Forma	$(23,073)	$(1,862)

Net income (loss) per share:
As reported basic	$(0.22)	$0.07
As reported diluted	$(0.22)	$0.06

Pro Forma basic	$(0.29)	$(0.03)
Pro Forma diluted	$(0.29)	$(0.03)

If we change our method of accounting for employee stock options, whether voluntarily or as a result of changes in accounting rules, it could materially decrease our net income.

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

These consequences could increase our costs or decrease our revenues.

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

Our products or services may be the target of intentional disruptions, such as software viruses specifically designed to impede the performance of our products. Similarly, experienced computer programmers or hackers may attempt to penetrate our network security or the security of our website and misappropriate proprietary information or cause interruptions to the delivery of our services or products. Our activities could be substantially disrupted, and our reputation and future sales could be harmed, if these efforts were successful.

The price of our common stock could fluctuate significantly.

Like the publicly-traded securities of other high technology companies, the market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. During the period from April 1, 2002 to March 31, 2003, the price of our common stock has ranged from a low of $6.48 on July 12, 2002 to a high of $14.85 on November 4, 2002. On May 9, 2003, the most recent practicable date prior to the filing of this Form 10-Q, the closing price of a share of our common stock on the Nasdaq National Market was $9.93. From time to time, the market price of our common stock may be significantly affected by a number of factors, including, but not limited to, the following:

•	announcements of new products or product upgrades by us or our competitors;

•	announcements of the acquisition of new products or businesses by us or our competitors;

•	technological innovation by us or our competitors;

•	quarterly variations in our results of operations or those of our competitors;

•	changes in the prices of our products or those of our competitors;

•	changes in actual or projected revenues and revenue growth rates for us as a whole or for specific geographic areas, business units, products or product categories;

•	changes in the price-to-earnings, price-to-sales and other multiples used to value companies in the software industry;

•	changes in revenues, earnings or other estimates by research analysts who cover our stock;

•	actual or anticipated changes in information technology spending;

•	a decision by a research analyst to initiate or drop coverage on our stock or upgrade or downgrade our stock;

•	speculation by the press, product analysts or research analysts about us, our products, revenues and/or earnings, including the growth rate of each, or potential acquisitions;

•	the trading volume in our stock;

•	stock transactions from time to time by our executive officers and members of our board of directors;

•	actual or anticipated changes in interest rates; and

•	general market and economic conditions or market conditions specific to the software industry.

Sales of our common stock by significant stockholders may cause the price of our common stock to decrease.

Several outside investors in Borland own significant portions of our common stock. For example, based on the most recent Schedule 13G filings with the SEC, Merrill Lynch and Co., Inc. owned 5,809,366 shares, or 7.2%, of our common stock, FMR Corp. owned 4,061,982 shares, or 5.0%, of our common stock, Franklin Resources, Inc. owned 4,021,016 shares, or 5.0%, of our common stock and Microsoft Corporation owned 1,900,169 shares, or 2.4%, of our common stock. Further, of the 8,998,628 shares of common stock we issued in connection with our acquisition of TogetherSoft, a total of 3,285,461 shares were issued to Object International, Inc. and Dietrich Charisius, two former stockholders of TogetherSoft. These 3,285,461 shares are subject to restrictions on their resale until January 14, 2005. If these stockholders were to sell significant amounts of their Borland stock, then the market price of our stock could be negatively impacted. The effect of such sales, or of significant portions of our stock being offered or made available for sale, could result in downward pressure on our stock. Investors should be aware that they could experience significant short-term volatility in our stock if such stockholders decide to sell a substantial amount of their Borland stock at once or within a short period of time.

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

From time to time, we may make investments in equity and/or debt securities of other companies that we believe further our strategic objectives. Our ability to recover our investments in non-marketable equity and debt securities and to earn a return on these investments is dependent, in part, on how successfully these companies are able to execute on their business plans, as well as their ability to obtain venture capital funding to continue operations and to grow. In the current equity market environment, their ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings, mergers and acquisitions, is significantly constrained. As a result, we may not be able to recover the initial amount invested in these companies. In the event that our investments in these or other debt or equity securities do not prove successful, our operating results may be harmed.

If we are unable to protect our intellectual property, we may lose valuable assets.

As a software company, our intellectual property rights are among our most valuable assets. We rely on a combination of patent, copyright, trademark, trade secret laws, domain name registrations, confidentiality agreements and other contractual arrangements and other methods to protect our intellectual property rights, but these measures may provide only limited protection. The protective steps we have taken may be inadequate to deter misappropriations of our intellectual property rights. In addition, it may be possible for an unauthorized third party to reverse-engineer or decompile our software products. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights, particularly in certain international markets. Litigation may be necessary to protect our intellectual property rights, and such litigation can be time consuming and expensive. We have 102 issued U.S. patents, 10 issued foreign patents and approximately 44 additional pending applications for U.S. patents and approximately 24 pending applications for foreign patents. It is possible that some or all of our patents may be challenged, invalidated or circumvented. It is also possible that our pending patent applications may never result in issued patents, and if they do result in issued patents, those patents may be invalidated. In addition, effective protection of intellectual property rights is unavailable or limited in some foreign countries, making the possibility of misappropriation of our intellectual property more likely. Current laws in the United States that prohibit copying give us only limited practical protection from software “pirates,” and the laws of many other countries provide very little protection in this respect. Policing unauthorized use of our products is difficult, expensive and time consuming and we expect that software piracy will be a persistent problem for all software products. In addition, the unique technology of the Internet may tend to increase, and provide new methods for, illegal copying and distribution of intellectual property. Accordingly, we cannot be certain that we will be able to protect our intellectual property rights against unauthorized third-party copying or use. This could harm our competitive position.

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

It is unclear how the Severe Acute Respiratory Syndrome (SARS) outbreak will impact our business.

The recent SARS outbreak may have an adverse impact on our worldwide business, particularly in Asian countries such as China, where the outbreak has been most widespread, and Canada. We have significant operations in the Asia Pacific region, the region most affected by the outbreak of SARS. The Asia Pacific region accounted for approximately 16% and 21% of our net revenues for three months ended March 31, 2003 and 2002, respectively. If the SARS outbreak leads to quarantines affecting our operations in the Asia Pacific region, it would likely cause serious harm to our operations in Asia. In addition, in response to the SARS outbreak, many companies, including us, have restricted travel by their employees in the affected regions, which may affect our ability to conduct sales, marketing and other operations in these areas. If the outbreak were to continue or worsen, these adverse effects could grow, as well as possibly impact the economies of the affected countries overall, and, accordingly, adversely impact our sales in the Asia Pacific region.

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

Foreign Currency Risk

We transact business in various foreign countries and have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge intercompany balances and other monetary assets denominated in foreign currencies. The goal of the hedging program is to offset the earnings impact of foreign currency-denominated balances by entering into contracts to sell or buy foreign currency at the time a foreign currency receivable or payable is generated. We do not use foreign currency forward exchange contracts for trading purposes. At month-end, foreign currency-denominated balances and the forward exchange contracts are marked-to-market and unrealized gains and losses are included in current period net income.

During the three months ended March 31, 2003, we have recorded net foreign exchange gains of $0.3 million. The foreign exchange gains were generated primarily due to the weakness of the U.S. dollar relative to the Euro, the United Kingdom Pound Sterling, New Zealand dollar and Japanese Yen. It is uncertain whether these currency trends will continue. If these currency trends do not continue, we may experience foreign exchange losses on our intercompany receivables to the extent that we have not hedged the exposure with foreign currency forward exchange contracts. Such foreign exchange losses could have a material adverse effect on our operating results and cash flows.

During the three months ended March 31, 2003, we recorded a foreign currency gain of approximately $0.8 million as part of other comprehensive income due to foreign currency movements on our long-term intercompany balances. As of March 31, 2003, we had $10.3 million and $2.9 million in long-term intercompany balances that will be settled in Australian dollars and Singapore dollars, respectively.

The table below provides information about our derivative financial instruments, comprised of foreign currency forward exchange contracts as of March 31, 2003. The information is provided in U.S. dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates and the net fair value as of March 31, 2003. All instruments mature within twelve months (dollar amounts in thousands).

	Notional Amount	Average Contract Rate	March 31, 2003 Net Fair Value
Foreign currency forward exchange contracts:
Australian Dollar	$3,102	1.6764	$(31)
Singapore Dollar	5,649	0.5649	(20)
Korean Won	1,452	0.0008	10
Japanese Yen	146	0.0083	(3)
Hong Kong Dollar	3,320	0.1282	—
Taiwan Dollar	618	0.0287	(1)
Chinese Yuan Renminbi	794	0.1208	—
Indian Rupee	317	0.0209	—

Total	$15,398		$(45)

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

We mitigate default risk by investing in securities rated at least A2/P2 as published by Standard and Poor’s and Moody’s, and by positioning our portfolio to respond appropriately to a significant reduction in the credit rating of any investment issuer. To ensure portfolio liquidity, our portfolio includes only marketable securities with active secondary and resale markets.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio as of March 31, 2003 (dollar amounts in thousands).

	2003	2004	2005	20056	2007	Thereafter	Total
Cash equivalents
Fixed rate	$202,575	—	—	—	—	—	$202,575
Average interest rate	0.90%	—	—	—	—	—	0.90%
Short-term investments
Fixed rate	$14,547	—	—	—	—	—	$14,547
Average interest rate	1.28%	—	—	—	—	—	1.28%

Credit Risks

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade receivables. Our cash equivalents and short-term investments are in high quality securities placed with major banks and financial institutions and commercial paper. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. As of March 31, 2003, no single group or customer represents greater than 10% of total accounts receivable.

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

On November 27, 2002, a stockholder class action and derivative lawsuit, Dieterich v. Harrer, et al., Case No. 02CC00350, was filed against Starbase Corporation and five former directors of Starbase in the Superior Court of the State of California for Orange County. The complaint alleged that the former directors had breached fiduciary duties owed to Starbase and stockholders of Starbase. Borland is paying the costs of defending this litigation pursuant to indemnification agreements with the defendants that were executed at the time of the acquisition of Starbase by Borland. On January 23, 2003, defendants filed a demurrer seeking to have all the claims dismissed, and also filed a motion to stay discovery pending a ruling on the demurrer. On February 25, 2003, plaintiff filed its first amended class action complaint, or the amended complaint, naming as defendants the five former directors and the investment banking firm that provided financial services to Starbase, two law firms that provided legal services to Starbase and an individual and entity that helped arrange financing for Starbase. The amended complaint purports to be brought on behalf of Starbase stockholders who tendered shares of Starbase common stock in the tender offer commenced by Borland on October 11, 2002 and that ended on November 11, 2002, or in the merger that was completed on January 7, 2003. Plaintiff alleges that the five former directors breached their fiduciary duties owed to Starbase in connection with a proposed financing of Starbase in mid-2002, and that the other defendants aided and abetted the purported breach of fiduciary duty. The director defendants have filed a demurrer seeking dismissal of the amended complaint. In addition, the court has granted the motion of the director defendants to stay discovery pending the hearing on the demurrer. There is no indication at present that the lawsuit will have a material effect on Borland’s financial statements or operations.

From time to time, we may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” or SFAS 5, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. We believe that, given our current liquidity and cash and investment balances, even were we to receive an adverse judgment with respect to litigation that we are currently a party to, it is likely that such a judgment would not have a material impact on cash and investments or liquidity.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description of Exhibit

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

3.2	Amended and Restated Bylaws.*

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

4.5

Stockholder Lock-up Agreement between Borland Software Corporation and Object International, Inc., dated as of January 14, 2003 (previously filed with the Commission on March 28, 2003 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

4.6

Stockholder Lock-up Agreement between Borland Software Corporation and Dietrich Charisius, dated as of January 14, 2003 (previously filed with the Commission on March 28, 2003 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

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

(b) Reports on Form 8-K

During the three months ended March 31, 2003, Borland filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

Form 8-K filed on January 8, 2003 announcing the completion of the acquisition of Starbase Corporation.

Form 8-K filed on January 9, 2003 reporting that, on January 7, 2003, the Commissioner of Corporations of the State of California issued a permit authorizing the acquisition of TogetherSoft Corporation by Borland.

Form 8-K filed on January 13, 2003 reporting that, on January 9, 2003, the board of directors of Borland approved the adoption of the 2003 Supplemental Stock Option Plan.

Form 8-K filed on January 16, 2003 reporting that, on January 14, 2003, Borland completed its acquisition of TogetherSoft Corporation.

Form 8-K/A filed on January 21, 2003 including the unaudited pro forma consolidated financial statements related to the combination of Borland and Starbase Corporation.

Form 8-K/A filed on February 10, 2003 including the unaudited pro forma consolidated financial statements related to the combination of Borland and TogetherSoft Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BORLAND SOFTWARE CORPORATION (Registrant)

Date: May 13, 2003

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

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ DALE L. FULLER
Dale L. Fuller Chief Executive Officer & President

Certification of Chief Financial Officer Pursuant to

Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Kenneth R. Hahn, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Borland Software Corporation (“registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ KENNETH R. HAHN
Kenneth R. Hahn Senior Vice President & Chief Financial Officer