Form 10-Q
period 2003-06-30
BORLAND SOFTWARE CORP
filed 2003-08-14
CIK 853273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

        The number of shares of common stock outstanding as of July 31, 2003, the most recent practicable date prior to the filing of this report, was 80,995,474.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$180,284	$239,771
Short-term investments	25,116	56,385
Accounts receivable, net of allowances of $16,944 and $17,538	57,841	47,238
Deferred tax assets—current	10,446	1,490
Other current assets	16,612	19,586

Total current assets	290,299	364,470
Property and equipment, net	10,434	7,966
Property held for sale	9,935	9,935
Goodwill and intangible assets	223,896	45,000
Deferred tax—non-current	10,942	239
Other non-current assets	5,087	5,516

Total assets	$550,593	$433,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,699	$12,490
Accrued expenses	52,260	45,804
Short-term restructuring	3,506	6,734
Income taxes payable	6,340	6,932
Deferred revenues	47,703	35,619
Other current liabilities	17,115	10,160

Total current liabilities	140,623	117,739
Long-term deferred tax liabilities	10,713	—
Long-term restructuring	4,140	1,794
Other long-term liabilities	7,414	7,844

	162,890	127,377

Commitments and contingencies (Notes 9 and 11)
Minority interest	—	5,018
Stockholders’ equity:
Common stock; $0.01 par value; 200,000,000 shares authorized; 80,950,450 and 72,183,463 shares issued and outstanding	809	721
Additional paid-in capital	614,907	500,241
Accumulated deficit	(192,313)	(169,652)
Deferred compensation	(810)	(663)
Cumulative comprehensive income	7,898	6,078

	430,491	336,725
Less common stock in treasury at cost, 6,395,401 and 5,700,600 shares	(42,788)	(35,994)

	387,703	300,731

Total liabilities and stockholders’ equity	$550,593	$433,126

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Licenses and other revenues	$56,622	$50,095	$113,431	$97,763
Service revenues	19,648	9,627	37,209	19,036

Net revenues	76,270	59,722	150,640	116,799

Cost of licenses and other revenues	3,012	3,557	6,111	7,077
Cost of service revenues	7,324	5,355	13,923	10,390

Cost of revenues	10,336	8,912	20,034	17,467

Gross profit	65,934	50,810	130,606	99,332

Research and development	15,457	12,711	33,428	24,660
Selling, general and administrative	46,640	32,102	92,887	63,135
Restructuring, amortization of intangibles, acquisition-related expenses and other charges	8,510	1,564	26,382	3,086

Total operating expenses	70,607	46,377	152,697	90,881

Operating income (loss)	(4,673)	4,433	(22,091)	8,451
Interest income, net and other	889	1,700	2,123	3,430

Income (loss) before income taxes	(3,784)	6,133	(19,968)	11,881
Income tax provision	1,185	1,464	2,693	2,615

Net income (loss)	$(4,969)	$4,669	$(22,661)	$9,266

Net income (loss) per share:
Income (loss) per share—basic	$(0.06)	$0.07	$(0.28)	$0.13

Income (loss) per share—diluted	$(0.06)	$0.06	$(0.28)	$0.12

Shares used in computing basic income (loss) per share	80,547	70,406	79,729	70,224

Shares used in computing diluted income (loss) per share	80,547	74,632	79,729	75,304

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$(4,969)	$4,669	$(22,661)	$9,266
Other comprehensive income (loss):
Foreign currency translation adjustments	1,126	2,491	1,811	2,104
Fair market value adjustment foravailable-for-sale securities	11	—	9	(233)

Comprehensive income	$(3,832)	$7,160	$(20,841)	$11,137

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(22,661)	$9,266
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	14,893	3,138
Amortization of deferred stock compensation	661	235
Write-off of loan receivable	2,209	—
Loss on sale of fixed asset	66	57
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	2,599	(2,960)
Other assets	(92)	1,180
Accounts payable and accrued expenses	(2,878)	535
Income taxes payable	(1,109)	(503)
Short-term restructuring	(10,875)	(129)
Deferred revenues	(1,300)	1,777
Other	3,380	(373)

Cash (used in) provided by operating activities	(15,107)	12,223

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,268)	(2,346)
Acquisition of VMGear, net of cash acquired	—	(2,193)
Acquisition of Starbase, net of cash acquired	(5,320)	—
Acquisition of TogetherSoft, net of cash acquired	(71,627)	—
Purchases of short-term investments	(24,406)	(77,846)
Sales and maturities of short-term investments	55,674	30,433

Cash used in investing activities	(48,947)	(51,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	9,426	5,706
Repurchases of common stock	(7,054)	(3,425)

Cash provided by financing activities	2,372	2,281

Effect of exchange rate changes on cash	2,195	1,518

Net change in cash and cash equivalents	(59,487)	(35,930)
Cash and cash equivalents at beginning of period	239,771	280,467

Cash and cash equivalents at end of period	$180,284	$244,537

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1—BASIS OF PRESENTATION

           The accompanying Borland Software Corporation, or Borland, condensed consolidated financial statements at June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by generally accepted accounting principles for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Borland’s financial position at June 30, 2003 and December 31, 2002, and its results of operations and cash flows for the three and six months ended June 30, 2003 and 2002. Certain amounts in the June 30, 2002 and December 31, 2002 information have been reclassified in order to be consistent with current financial statement presentation. The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for any subsequent quarter or for the full year. The condensed consolidated financial statements and notes should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission, or the SEC, on March 28, 2003.

NOTE 2—STOCK BASED COMPENSATION

Stock-Based Compensation Plans

           We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations. Under APB 25, compensation expense is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. We recognize compensation cost for stock options, if any, ratably over the vesting period. Generally, we grant options with an exercise price equal to the closing market price of our stock on the grant date. We provide additional pro forma disclosures as required under Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123,” or SFAS 148.

Pro Forma Net Loss and Net Loss Per Share

           Compensation expense (included in pro forma net income (loss) and net income (loss) per share amounts) is recognized for the fair value of the awards granted under our stock option and stock purchase plans using the Black-Scholes option pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option and stock purchase plan awards. These models also require highly subjective assumptions including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Expected life (in years)	4.50	3.62	4.50	3.62
Expected volatility	62%	68%	62%	68%
Risk-free interest rate	2.57%	3.10%	2.57%	3.10%
Expected dividend rate	0.00%	0.00%	0.00%	0.00%

           The weighted average fair value of the stock options granted under our employee stock option plans and the stock awarded under our employee stock purchase plan, as defined by SFAS 123, was $5.94 and $6.61 for the three months ended June 30, 2003 and 2002, respectively and $7.69 and $7.70 for the six months ended June 30, 2003 and 2002, respectively.

           Had we recorded compensation expenses based on the estimated fair value at grant date for awards granted under our stock option and stock purchase plans (as defined by SFAS 123), our pro forma net loss and net loss per share for the three and six months ended June 30, 2003 and 2002 would have been as follows (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$(4,969)	$4,669	$(22,661)	$9,266
Stock compensation adjustment – intrinsic value	(35)	—	220	—
Stock compensation expense – fair value	(6,622)	(6,123)	(12,465)	(12,701)

Pro Forma	$(11,626)	$(1,454)	$(34,906)	$(3,435)

Net income (loss) per share:
As reported – basic	$(0.06)	$0.07	$(0.28)	$0.13
As reported – diluted	$(0.06)	$0.06	$(0.28)	$0.12
Pro Forma – basic	$(0.14)	$(0.02)	$(0.44)	$(0.05)
Pro Forma – diluted	$(0.14)	$(0.02)	$(0.44)	$(0.05)

           The pro forma amounts include compensation expenses related to stock option grants and stock purchase rights for the three and six months ended June 30, 2003 and 2002. In future periods, the pro forma compensation expense may increase as a result of the fair value of stock options and stock purchase rights granted in those future periods.

           We account for stock options issued to non-employees, excluding non-employee directors, under SFAS 123 and Emerging Issues Task Force, or EITF, Issue No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123,” or EITF 96-18. We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes option pricing model.

NOTE 3—NET INCOME (LOSS) PER SHARE

           We compute net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share,” or SFAS 128. Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially diluted shares outstanding during the period. Potentially dilutive shares, which consist of incremental shares issuable upon exercise of stock options and warrants, are included in diluted net income per share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Net income (loss)	$(4,969)	$4,669	$(22,661)	$9,266
Denominator:
Denominator for basic income (loss) per share – weighted average shares outstanding	80,547	70,406	79,729	70,224
Effect of dilutive securities	—	4,226	—	5,080

Denominator for dilutive income (loss) per share	80,547	74,632	79,729	75,304

Net income (loss) per share – basic	$(0.06)	$0.07	$(0.28)	$0.13

Net income (loss) per share – diluted	$(0.06)	$0.06	$(0.28)	$0.12

           The diluted earnings per share calculation for the three and six months ended June 30, 2003 and 2002 excludes options to purchase approximately 14.7 million and 5.3 million shares, respectively, because their effect would have been antidilutive.

NOTE 4—ACQUISITIONS

TogetherSoft Corporation

           On January 14, 2003, we completed the acquisition of TogetherSoft Corporation, or TogetherSoft, which was a privately-held corporation. The consideration consisted of approximately $82.5 million in cash, 9,050,000 shares of Borland common stock and the assumption of certain liabilities and obligations of TogetherSoft, including those arising under its stock option plans. The consideration paid was reduced for certain legal expenses paid by TogetherSoft. Approximately $26.0 million of the total consideration is being held in escrow to indemnify us against, and reimburse us for, certain events and cover certain liabilities and transaction costs. Unused funds will be released from escrow at specified times between 2004 and 2007. We recorded $151.3 million in goodwill for the excess of the purchase price over the net assets acquired and $37.2 million for acquired technology. TogetherSoft was a provider of platform-neutral, design-driven development solutions designed to accelerate the software development process.

           During the three and six months ended June 30, 2003, we recorded approximately $4.1 million and $7.7 million in acquisition-related costs associated with the amortization of the purchased intangibles from the acquisition of TogetherSoft. During the three months ended June 30, 2003, we paid approximately $0.2 million in acquisition-related expenses, which were recorded as an adjustment to goodwill.

           The following table summarizes the short-term portion of our restructuring activity related to the TogetherSoft acquisition accounted for according to EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” or EITF 95-3, for the six months ended June 30, 2003 (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2002	$—	$—	$—	$—
2003 restructuring accrual	3,234	3,109	506	6,849
Cash payments and write-offs	(2,518)	(2,521)	(231)	(5,270)

Accrual at June 30, 2003	$716	$588	$275	$1,579

           Our 2003 restructuring accrual included $3.2 million resulting from headcount reductions of 76 employees, including 71 in sales, general and administrative and five in research and development and $3.1 million resulting from reduction of certain facilities leases. In addition, we recorded a charge of $0.5 million for lease termination costs and other costs related to facilities in France and Germany. Due to the timing of payments under lease agreements, we have recorded these costs as part of long-term restructuring.

Starbase Corporation

           On October 8, 2002, we signed a merger agreement to purchase all of the outstanding shares of Starbase Corporation, or Starbase, for an aggregate consideration of approximately $24.0 million in cash and $2.0 million in bridge financing that was forgiven upon the consummation of the transaction. We recorded $31.7 million in goodwill for the excess of the purchase price over the net assets acquired and $12.0 million for acquired technology. Starbase is a provider of end-to-end enterprise software lifecycle solutions covering requirements definition and management, code and content development, and change and configuration management.

           Pursuant to the merger agreement, on October 11, 2002, we commenced an all-cash tender offer to acquire all outstanding shares of Starbase at a price of $2.75 per share. In the initial tender offer, which expired on November 22, 2002, we purchased approximately 78.9% of the outstanding shares of Starbase. Upon the completion of the initial tender, we began consolidating the operating results of Starbase. The initial tender offer was followed by the merger on January 7, 2003 of Starbase with Galaxy Acquisition Corp., a wholly-owned subsidiary of Borland formed for the purposed of making the acquisition. In the merger, holders of the remaining outstanding shares of Starbase common stock at the time of the merger received the same $2.75 cash price per share paid in the tender offer. As a result of the merger, Starbase is now a wholly-owned subsidiary of Borland. Accordingly, with the payment to the remaining stockholders, we eliminated the minority interest in the consolidated subsidiary during the three months ended March 31, 2003.

           During the three and six months ended June 30, 2003, we recorded approximately $1.5 million and $3.1 million, respectively, in acquisition-related costs associated with the amortization of the purchased intangibles from the acquisition of Starbase.

The following table summarizes our restructuring activity related to the Starbase acquisition accounted for according to EITF 95-3 for the six months ended June 30, 2003 (in thousands, unaudited):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2002	$2,350	$3,385	$—	$5,735
2003 restructuring accrual	274	13	58	346
Cash payments and write-offs	(2,548)	(3,193)	(51)	(5,793)

Accrual at June 30, 2003	$76	$205	$7	$288

Our 2003 restructuring accrual included $0.3 million resulting from headcount reductions.

           Supplemental pro forma information reflecting the acquisitions of TogetherSoft and Starbase as if they occurred on December 31, 2001 is as follows for the three and six months ended June 30, 2003 and 2002 (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Total net revenues	$76,270	$80,010	$150,640	$160,856
Net loss	(2,794)	(2,996)	(13,711)	(5,363)
Net loss per share	$(0.03)	$(0.04)	$(0.17)	$(0.06)

Such information is not necessarily representative of the actual results that would have occurred for those periods.

VMGear

           On January 18, 2002, we completed our acquisition of Redline Software, Inc., or VMGear, which was a provider of performance assurance and testing solutions for Java developers. The transaction was accounted for as a purchase. Total fixed consideration of $2.0 million was paid upon the close of the transaction and acquisition-related costs were $0.2 million. The contingent consideration includes retention payments of $6.0 million to be earned through the continued employment of certain individuals and additional earnout payments of up to $10.0 million contingent upon future revenues derived from the sale of VMGear products and the retention of certain employees of VMGear. Contingent consideration, if any, will be earned and paid over a three-year period. We recorded this earnout as a component of restructuring, amortization of intangibles and acquisition-related expenses based upon our estimate of the total earnout on a straight-line basis. The results of operations for this acquisition were not material to our financial statements either on an individual or aggregate basis and accordingly pro forma results have not been presented.

           In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, we did not amortize the excess of the purchase price over net assets acquired. The contingent consideration will be expensed when it is deemed probable that such payments will be made. For the three and six months ended June 30, 2003, we expensed $2.5 million and $4.5 million, respectively, in contingent consideration related to the VMGear acquisition.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows (in thousands):

Total
Balance as of December 31, 2002	$32,880
Acquisitions	152,958
Balance as of June 30, 2003	$185,838

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

The following tables summarize our intangible assets, net (in thousands):

	June 30, 2003
	Gross carrying amount	Accumulated amortization	Net
Acquired technology	$30,495	$6,534	$23,961
Maintenance contracts	8,700	4,448	4,252
Trademarks, trade names and service marks	8,300	1,280	7,020
Other	4,953	2,122	2,831

	$52,448	$14,384	$38,064

	December 31, 2002
	Gross carrying amount	Accumulated amortization	Net
Acquired technology	$10,195	$1,630	$8,565
Maintenance contracts	3,400	283	3,117
Trademarks, trade names and service marks	400	11	389
Other	1,283	1,234	49

	$15,278	$3,158	$12,120

           The intangible assets are all amortizable and have original estimated useful lives as follows: acquired technology – 2 to 3 years; maintenance contracts – 1 year; trademarks—3 years; other—1 to 3 years. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2003 and the succeeding four years is as follows: remainder of 2003: $11.7 million; 2004: $14.2 million; 2005: $12.1 million; 2006: $0.1 million; and 2007: $0 million.

NOTE 6—RESTRUCTURING

           Prior to January 1, 2003, we accounted for our restructuring and acquisition-related activity according to EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” or EITF 94-3. The following table summarizes our short-term restructuring and acquisition-related activity accounted for according to EITF 94-3 and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS 146, for the six months ended June 30, 2003 (amounts in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2002	$149	$678	$172	$999
2003 restructuring	961	2,024	50	3,035
Cash paid during 2003	(623)	(1,970)	(105)	(2,698)
Reclassification from long term restructuring	—	303	—	303

Accrual at June 30, 2003	$487	$1,035	$117	$1,639

           Our 2003 restructuring accrual included $1.0 million resulting from headcount reductions of 28 employees, including 19 in sales and general and administrative and 9 in research and development, and $2.0 million resulting from reduction of certain facilities leases. This amount represents our estimate of the costs to exit the facilities and is recorded in current liabilities.

           In addition, we recorded a charge of $2.4 million during the six months ended June 30, 2003 for a change in estimate for lease termination costs related to a facility in the United Kingdom. Due to the timing of payments under the lease agreement, we have recorded these costs as a part of long-term restructuring. The total long-term lease termination obligation as of June 30, 2003 was $4.1 million.

NOTE 7—INCOME TAXES

           During the three months ended June 30, 2003, we contemplated an election to achieve a step-up in basis of Starbase’s assets for income tax purposes. Our analysis led us to conclude that the additional benefits from the basis step-up did not justify the additional tax liabilities we would incur in order to make the election. Therefore, in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109, deferred tax liabilities of approximately $4.7 million have been recorded for the tax effect of the intangible assets which are not amortizable for tax purposes. Deferred tax assets of $4.7 million have also been recorded as we are releasing a portion of our previously established valuation allowance against our deferred tax assets. We are releasing a portion of the valuation allowance to the extent the realization of our deferred tax assets becomes assured as a result of the additional taxable income generated by the non-deductible amortizable intangible assets.

NOTE 8—REPURCHASES OF COMMON STOCK

           During September 2001, our Board of Directors authorized repurchases of up to $30.0 million of our outstanding common stock. As a part of this program, we repurchased 395,000 shares of our common stock for an average price of $9.91 per share for a total consideration of $3.9 million during the three months ended June 30, 2003. We repurchased 695,000 shares of our common stock for an average price of $9.78 per share for a total consideration of $6.8 million during the six months ended June 30, 2003. We repurchased 359,700 shares of our common stock for an average price of $9.53 per share for a total consideration of $3.4 million during the six months ended June 30, 2002, all of which were purchased during the three months ended June 30, 2002. This authorization is still deemed to be in effect and $12.7 million remains authorized for future repurchases. During August 2003, our Board of Directors authorized an additional repurchase of up to $15.0 million in Borland common stock. We expect to continue to repurchase shares under our repurchase program from time to time depending on market conditions, share price and availability and other factors at our discretion.

NOTE 9—LITIGATION

           On November 27, 2002, a stockholder class action and derivative lawsuit, Dieterich v. Harrer, et al., Case No. 02CC00350, was filed against Starbase Corporation and five former directors of Starbase in the Superior Court of the State of California for Orange County. The complaint alleged that the former directors had breached fiduciary duties owed to Starbase and stockholders of Starbase. Borland is paying the costs of defending this litigation pursuant to indemnification obligations under the merger agreement relating to the acquisition of Starbase by Borland. On January 23, 2003, defendants filed a demurrer seeking to have all the claims dismissed, and also filed a motion to stay discovery pending a ruling on the demurrer. On February 25, 2003, plaintiff filed its first amended class action complaint, or the amended complaint, naming as defendants the five former directors and the investment banking firm that provided financial services to Starbase, two law firms that provided legal services to Starbase and an individual and entity that helped arrange financing for Starbase. The amended complaint purported to be brought on behalf of Starbase stockholders who tendered shares of Starbase common stock in the tender offer commenced by Borland on October 11, 2002 and that ended on November 11, 2002, or in the merger that was completed on January 7, 2003. Plaintiff alleged that the five former directors breached their fiduciary duties owed to Starbase in connection with a proposed financing of Starbase in mid-2002, and that the other defendants aided and abetted the purported breach of fiduciary duty. The director defendants filed a demurrer seeking dismissal of the amended complaint. On June 6, 2003, the court sustained the demurrer of all defendants and dismissed the lawsuit against all defendants but granted the plaintiff leave to amend the complaint against the director defendants. On July 3, 2003, the plaintiff filed a second amended complaint. On July 8, 2003, plaintiff filed a request for voluntary dismissal of the action without prejudice. Defendants opposed that request on the ground that plaintiff wanted to refile the action in another jurisdiction while still being able to pursue the litigation in the Superior Court of the State of California of Orange County or appeal the court’s decision to the California Court of Appeal. On July 31, 2003, the court held that plaintiff’s request for dismissal was deficient, but permitted plaintiff to file another request. The court also stayed the litigation until October 29, 2003. The court has granted the motion of the director defendants to stay discovery. There is no indication at present that the lawsuit will have a material effect on Borland’s financial condition, results of operations or liquidity.

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

NOTE 10—LOAN RECEIVABLE WRITE-OFF

           At December 31, 2002, we had a loan receivable with a book value of $2.2 million related to a loan to AltoWeb, Inc., or AltoWeb, a provider of J2EE applications. In April 2003, AltoWeb informed us that it had ceased substantially all of its operations. We recorded the write-off of this loan receivable of $2.2 million during the three months ended March 31, 2003. Since our investment in AltoWeb was related to AltoWeb’s attempt to extend their product development efforts for the Borland platform, we have included these expenses in research and development. This charge is reflected in the six-month period ended June 30, 2003.

NOTE 11—INDEMNIFICATIONS AND GUARANTEES

           As permitted under our Restated Certificate of Incorporation, Amended and Restated Bylaws and the Delaware General Corporation Law, we have entered into agreements whereby we indemnify our officers, directors and certain employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

           We have entered into an agreement for the outsourcing of our order fulfillment. As a component of this agreement, we guarantee that in the event we terminate the fulfillment agreement, we will purchase all inventory held by the vendor at the time of termination. We estimate and accrue reserves for excess inventory held by the fulfillment vendor. As of June 30, 2003, we had inventory in excess of the reserves of approximately $0.3 million, which represents the potential obligation relating to this guarantee.

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

           During the six months ended June 30, 2003, we entered into an operating lease for our U.S. regional sales headquarters office in Cupertino, California. In the event that we do not exercise our option to extend the term of the lease, we guarantee certain costs to restore the property to certain conditions in place at the time of lease. We are accruing the estimated lease restoration costs over the lease term.

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

           In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS 150. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect the adoption of SFAS 150 to have a material impact upon our financial condition, cash flows or results of operations.

           In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or SFAS 149, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of “an underlying” to conform it to language used in term because it is within the scope of FASB Interpretation, or FIN, No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45, and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. We do not expect the adoption of SFAS 149 to have a material impact upon our financial condition, cash flows or results of operations.

           In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” or FIN 46. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. We have adopted the requirements of FIN 46.

           In December 2002, the FASB issued SFAS 148. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for years ending after December 31, 2002. We have adopted the disclosure requirements of SFAS 148.

           In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe the adoption of EITF 00-21 will have a material impact on our financial condition or results of operations.

           In November 2002, the FASB issued FIN 45. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.

           In June 2002, the FASB issued SFAS 146. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is applicable for all exit activity initiated after December 31, 2002. Our adoption of SFAS 146 did not have a material impact on our results of operation, financial condition or cash flows.

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

           These forward-looking statements may relate to, without limitation, future capital expenditures, acquisitions, timing of the integration of acquired businesses, the ultimate cost of acquired businesses, revenue “pipeline,” revenues, including revenues from recently acquired businesses, cash flows, earnings, margins, costs, strategy, demand for our products, market and technological trends in the software industry, effective tax rates, interest rates, foreign currency exchange rates and inflation and various economic and business trends. Generally, you can identify forward-looking statements by the use of words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “goal,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue” and similar expressions or the negative or other variations thereof. These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described under “Factors That May Affect Future Results and Market Price of Stock” and elsewhere in this report, as well as in our other filings with the SEC or in materials incorporated by reference herein or therein. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements and have a material and adverse effect on our business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for us to predict new factors, nor can we assess the potential effect of any new factors on us.

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

General

           We were incorporated in California in 1983 and reincorporated in Delaware in 1989. We maintain our corporate headquarters at 100 Enterprise Way, Scotts Valley, California 95066-3249 , and our main telephone number at that location is 831-431-1000. We also maintain a Web site on the Internet at http://www.borland.com and a community site at http://bdn.borland.com.

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

Overview of the Operations

           We are a leading global provider of software development and deployment solutions. We provide our customers with a comprehensive solution designed to help them deliver better software faster by offering products that address the definition, design, development, testing and deployment phases of the application development lifecycle and products that help customers manage software development projects from beginning to end. Our standards-based solutions are designed to improve software quality, accelerate the delivery of software, lower the cost of ownership and reduce the risk of errors. We have an installed base of over three million users worldwide, including leading enterprises in the following industries: high technology, telecommunications, financial services and government contractors in the fields of space and defense.

We believe that our customers turn to us because our products and services offer the following benefits:

•	Comprehensive Solution. We offer our customers products and services for each of the key phases of the application development lifecycle. We believe this comprehensive solution helps our customers

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

•

Quality Enhancement. Our products are designed to enhance the quality of the applications our customers produce. By integrating requirements, modeling, development and optimization, we believe our products allow fewer iterations in the application development lifecycle and assist in the production of higher quality applications. Additionally, various products in our comprehensive solution are designed to help developers audit the quality of the code that they produce, enhance the performance and efficiency of their code and assure higher-quality code by testing it for defects and against required parameters.

•

Freedom of Choice. Our products are designed to work with most major technology platforms. Unlike software solutions from major system vendors that encourage customers to purchase all of their technology infrastructure on a particular platform, our products are designed to provide interoperability between competing technologies. This provides customers with the flexibility to choose the best solution, technology and vendors and still achieve a fully integrated solution for software implementation.

•

Deep Integration. We offer our customers a collection of deeply integrated, highly interconnected application lifecycle management solutions. These solutions are designed to help our customers learn our products quickly, get wider product adoption rates with their organizations sooner and build better software faster.

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

           Our goal is to become the leading provider of technology solutions for the rapid and effective creation and implementation of software applications, particularly in Java, .NET and C++. Key elements of our strategy to achieve this goal include:

•	delivering our comprehensive application lifecycle management solutions to large enterprises;

•	increasing the level of integration of our suite of products in a way that makes our solution more effective and easier to use;

•	developing leading solutions for the .NET platform;

•	strengthening our strong position in Java development solutions;

•	developing leading solutions for mobile platforms;

•	promoting platform independence and interoperability by offering products for the development of applications spanning multiple platforms and heterogeneous environments;

•	capitalizing on the strength of the “Borland” brand and our worldwide distribution network to sell our new solutions to a broader base of potential customers; and

•	focusing on the needs of our installed base.

           To achieve this goal, we offer products and services that address the definition, design, development, testing and deployment phases of the software development process and that help customers with their SCM needs. We support our growth strategy through our sales and marketing efforts and through particular attention to our research and development activities. We believe our platform-independent solutions maximize development team productivity, ensure higher-quality code and increase the value that enterprises can mine from their existing technology infrastructure.

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

Overview of the Consolidated Statements of Operations

The following table presents our Consolidated Statements of Operations data and the related percentage of revenues for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2002		2003		2002
Licenses and other revenues	$56,622	74%	$50,095	84%	$113,431	75%	$97,763	84%
Service revenues	19,648	26	9,627	16	37,209	25	19,036	16

Net revenues	76,270	100	59,722	100	150,640	100	116,799	100

Cost of licenses and other revenues	3,012	4	3,557	6	6,111	4	7,077	6
Cost of service revenues	7,324	10	5,355	9	13,923	9	10,390	9

Cost of revenues	10,336	14	8,912	15	20,034	13	17,467	15

Gross profit	65,934	86	50,810	85	130,606	87	99,332	85

Research and development	15,457	20	12,711	21	33,428	22	24,660	21
Selling, general and administrative	46,640	61	32,102	54	92,887	62	63,135	54
Restructuring, amortization of intangibles, acquisition-related expenses and other charges	8,510	11	1,564	3	26,382	18	3,086	3

Total operating expenses	70,607	93	46,377	78	152,697	101	90,881	78

Operating income (loss)	(4,673)	(6)	4,433	7	(22,091)	(15)	8,451	7
Interest income, net and other	889	1	1,700	3	2,123	1	3,430	3

Income (loss) before income taxes	(3,784)	(5)	6,133	10	(19,968)	(13)	11,881	10

Income tax provision	1,185	2	1,464	2	2,693	2	2,615	2

Net income (loss)	$(4,969)	(7%)	$4,669	8%	$(22,661)	(15%)	$9,266	8%

Overview of the Results of Operations for the Three and Six Months Ended June 30, 2003

           We believe our financial performance for the first six months of 2003 was solid, despite the challenging economic conditions for the software industry, due in part to the acquisitions of TogetherSoft and Starbase. Revenues from these acquisitions accounted for $20.2 million and $37.2 million of our total revenue for the three and six months ended June 30, 2003, respectively.

           When customers curtail their information technology, or IT, budgets, elect to purchase less software or delay such purchases indefinitely, our business—like that of competitors and software industry peers—suffers. However, we believe that we are well-positioned to improve our financial performance upon the eventual return to growth in IT spending worldwide because our solutions offer our customers a clear return on investment, or ROI. With many customers having invested significantly in computing hardware and network infrastructure in recent years, software development and deployments such as ours are valuable because they can be used to facilitate the efficient production and/or migration of software for systems currently in place.

           During the three months and six months ended June 30, 2003, we continued to focus on improving our operating model and on positioning Borland for success when corporate IT and software spending returns to healthier levels. Specifically, we focused on:

•

Leadership Across Platforms. We believe that our success hinges, in part, on our ability to deliver best-in-class solutions across a wide range of technology platforms, including Java and .NET. As part of this commitment, we released the following new products during the three months ended June 30, 2003:

o	Janeva, a new solution that is designed to enable cross-platform mobility by offering companies a secure and scalable means of linking J2EE and .NET;

o	C#Builder, a completely new Borland product that offers a comprehensive, design-driven solution for the development of .NET applications; and

o	JBuilder 9, the most recent version of our leading Java development environment which offers users greater integration with our other application lifecycle components.

•

Solution Selling. Our move to selling entire application lifecycle solutions to our customers is designed to result in larger contracts with our customers. In the three months ended June 30, 2003, we entered into 102 sales contracts over $100,000, up from 93 such contracts in the three months ended March 31, 2003. In addition, a number of these transactions in the three months ended June 30, 2003 included multi-product sales. We believe our transition from single product sales to solution selling will provide us with an opportunity for growth in the future.

•

Cost Control and Financial Discipline. We continue to pay close attention to our cost structure in order to maintain and grow operating cash flow. As part of this commitment, we undertook a reduction in force in the three months ended March 31, 2003, which resulted in lower operating expenditures during the three months ended June 30, 2003. In addition, in an effort to minimize operating expenditures, we consolidated a number of our facilities during the three months ended June 30, 2003.

•

Selective Acquisitions. We continue to pursue acquisitions that better position us to increase revenue growth and serve our customers’ technology needs. During the first half of 2003, we completed the acquisitions of Starbase and TogetherSoft, and made substantial strides in our efforts to integrate Starbase and TogetherSoft, both of which contributed to our Design product group performance during the first half of 2003.

•

Balance Sheet Strength. We believe that our balance sheet strength—particularly in a weak capital markets environment—is a key factor that enables us to successfully and effectively pursue our major objectives, including sustained research and development, acquisitions, and investments in sales and marketing. We finished the second quarter of 2003 with approximately $205 million in cash and short-term investments and no long-term debt.

•

Strengthening Strategic Relationships. We are focused on developing closer relationships with leading technology providers, system integrators and other partners who may provide us with access to key technologies and a broader potential customer base. In furtherance of this goal, we entered into strategic relationships with Fujitsu, Microsoft, Nokia, SAP and Sony Ericsson during the three months ended June 30, 2003.

•

International Diversification. We market and sell our solutions worldwide, and we believe that our brand recognition in the IT community is strong both in the United States and internationally. As a result, we believe we are positioned to benefit from pockets of economic strength worldwide. In the three months ended June 30, 2003, approximately 54% of our revenue came from outside the United States. Our European region continued to perform well (representing 35% of our revenue for the three months ended June 30, 2003), despite economic weakness in selected countries. While generally our Asia-Pacific region experienced economic weakness (notably in Korea and Japan), Australia, New Zealand, China and India delivered their best quarters in recent history. We believe that our geographic diversification will continue to benefit us in the future.

As a result of these efforts and the addition of Starbase and TogetherSoft to our operations, we achieved the following financial results during the first half of 2003:

•

For the three months ended June 30, 2003, net revenues grew 28% to $76.3 million, including $20.2 million in revenue associated with the operations we assumed in our acquisitions of Starbase and TogetherSoft, from $59.7 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, net revenues grew 29% to $150.6 million, including $37.2 million in revenues associated with the operations we assumed in our acquisitions of Starbase and TogetherSoft, from $116.8 million for the six months ended June 30, 2002.

•

Licenses and other revenues increased 13% to $56.6 million for the three months ended June 30, 2003 from $50.1 million for the three months ended June 30, 2002. Licenses and other revenues increased 16% to $113.4 million for the six months ended June 30, 2003 from $97.8 million for the six months ended June 30, 2002.

•

Service revenues increased 104% and 95% for the three and six months ended June 30, 2003, respectively, over the same periods in 2002. Service revenues increased 12% in the second quarter of 2003 as compared with the first quarter of 2003.

•

Gross margins increased to 86% for the three months ended June 30, 2003 from 85% for the three months ended June 30, 2002. Gross margins increased to 87% for the six months ended June 30, 2003 from 85% for the six months ended June 30, 2002.

•

Operating expenses increased 52% to $70.6 million for the three months ended June 30, 2003 from $46.4 million for the three months ended June 30, 2002. Operating expenses increased 68% to $152.7 million for the six months ended June 30, 2003 from $90.9 million for the six months ended June 30, 2002.

•

We had a net loss of $5.0 million for the three months ended June 30, 2003, compared to net income of $4.7 million for the three months ended June 30, 2002. We had a net loss of $22.7 million for the six months ended June 30, 2003, compared to net income of $9.3 million for the six months ended June 30, 2002.

•

Expenses from the amortization of intangible assets increased to $5.9 million and $11.2 million for the three and six months ended June 30, 2003, respectively, from $0.2 million and $0.4 million for the three and six months ended June 30, 2002, respectively, primarily as a result of our acquisitions of Starbase and TogetherSoft.

•

Cash, cash equivalents and short-term investments stood at $205.4 million as of June 30, 2003, a decrease of approximately $100 million from June 30, 2002. The decrease is primarily attributable to cash expended in connection with the acquisitions of Starbase and TogetherSoft.

•	We repurchased a total of 695,000 shares of our stock under our stock repurchase program for a total cost of $6.8 million during the first six months of 2003.

           For a more in-depth discussion of our business, including a discussion of our critical accounting policies and estimates, please read our Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the SEC on March 28, 2003.

Net Revenues

The following table presents our net revenues for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	%Change	2003	2002	%Change
Licenses and other revenues	$56,622	$50,095	13%	$113,431	$97,763	16%
Service revenues	19,648	9,627	104%	37,209	19,036	95%

Net revenues	$76,270	$59,722	28%	$150,640	$116,799	29%

Licenses and Other Revenues

           With the integration of the acquisitions of TogetherSoft and Starbase, we have aligned our presentation of licenses and other revenues to better reflect our application lifecycle management strategy. Specifically, we see three major product categories: Design, Develop and Deploy. Design includes the products from our recent acquisitions of TogetherSoft and Starbase: StarTeam, CaliberRM, Together and other related design and management products. Develop includes two major categories: Java, which includes JBuilder, Java Studio and Optimizeit, and .NET, which includes Delphi, C++Builder, Kylix and C++ Mobile Edition. Deploy is comprised of our Borland Enterprise Server products, InterBase and other enterprise products.

           Compared to our previous reporting, Design essentially encompasses the acquired products from Starbase and TogetherSoft, Develop encompasses our former Java and RAD product lines for which we break out revenues from Java and .NET, and Deploy encompasses the products that we previously described as the Enterprise product group. We have sought to provide comparability between historic product groups while updating our nomenclature to reflect new platforms and our emphasis on the application development lifecycle.

           Licenses and other revenues represent amounts for license fees and royalties earned for granting customers the right to use our software products. Licenses and other revenues were $56.6 million and $50.1 million for the three months ended June 30, 2003 and 2002, respectively, and represented 74% and 84% of net revenues for the three months ended June 30, 2003 and 2002, respectively. Licenses and other revenues were $113.4 million and $97.8 million for the six months ended June 30, 2003 and 2002, respectively, and represented 75% and 84% of net revenues for the six months ended June 30, 2003 and 2002, respectively.

The following table presents our licenses and other revenues by product category for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	%Change	2003	2002	%Change
Design	$14,469	$—	—%	$26,211	$—	—%
Develop	32,555	38,878	(16)	67,948	75,259	(10)
Deploy	9,598	11,217	(14)	19,272	22,504	(14)

Net licenses and other revenues	$56,622	$50,095	13%	$113,431	$97,763	16%

           Design.   Licenses and other revenues from our Design product group for the three and six months ended June 30, 2003 consisted of approximately $14.5 million and $26.2 million, respectively. There were no licenses and other revenues from our Design product group in the three or six months ended June 30, 2002, as we completed the acquisitions of TogetherSoft and Starbase and began consolidating their results in January 2003 and December 2002, respectively.

           Develop.  Licenses and other revenues from our Develop product group included licenses and other revenues of $21.9 million and $25.9 million in the three months ended June 30, 2003 and 2002, respectively, from our Java product lines. The decrease in licenses and other revenues in our Java product lines was due to lower revenues from our JBuilder product. Licenses and other revenues from our Develop product group included licenses and other revenues of $43.2 million and $47.3 million in the six months ended June 30, 2003 and 2002, respectively, from our Java product lines. The decrease in licenses and other revenues in our Java product lines was due to lower revenues from our JBuilder product line partially offset by growth in our Optimizeit product line. The decrease in the JBuilder license revenue was due to lower upgrade revenues from our latest release, JBuilder 9, when compared with the release of JBuilder 7 in the three months ended June 30, 2002. We believe that licenses and other revenues from JBuilder will not be as dependent on future releases as the technology platform matures and more of our customers purchase software support services that provide customers with product upgrades. Licenses and other revenues from our Develop products group included licenses and other revenues of $10.7 million and $13.0 million in the three months ended June 30, 2003 and 2002, respectively, from our .NET product lines. Licenses and other revenues from our Develop products group included licenses and other revenues of $24.7 million and $28.0 million in the six months ended June 30, 2003 and 2002, respectively, from our .NET product lines. The decrease in licenses and other revenues from our .NET product lines was due to lower licenses and other revenues generated from our C++ products. This decrease was primarily attributable to the lack of a major product version release during the six months ended June 30, 2003 compared to the six months ended June 30, 2002, which included the release of C++Builder 6.

           Deploy.  Licenses and other revenues from our Deploy product group were $9.6 million and $11.2 million in the three months ended June 30, 2003 and 2002, respectively. Licenses and other revenues from our Deploy product group were $19.3 million and $22.5 million in the six months ended June 30, 2003 and 2002, respectively. The decrease in licenses and other revenues was due to lower revenues generated from our VisiBroker and application server products. Lower licenses and other revenues from these products resulted principally from a lower volume of sales in the Americas. We believe that this reduction in licenses and other revenues from our Deploy products was a result of general economic weakness and geopolitical uncertainty. Revenue growth from our Deploy products category will depend upon the recovery in corporate spending for deployment solutions, our ability to provide compelling technical solutions for software deployment to differentiate ourselves from our competitors and our ability to integrate our Deploy products with our Design and Develop products.

Service Revenues

           Service revenues represent amounts earned for technical support, consulting and training services for our software products. Net service revenues were $19.6 million and $9.6 million for the three months ended June 30, 2003 and 2002, respectively, representing 26% and 16% of net revenues for those periods, respectively. Service revenues increased $10.0 million in the three months ended June 30, 2003 from the three months ended

June 30, 2002 primarily as a result of an increase in technical support revenues and, to a lesser extent, an increase in consulting revenue. Technical support revenues were $12.9 million and $6.1 million in the three months ended June 30, 2003 and 2002, respectively, and represented 65% and 63% of total service revenues in the three months ended June 30, 2003 and 2002, respectively. The growth in the technical support revenues in the three months ended June 30, 2003 from the three months ended June 30, 2002 was due to the increase in support revenues associated with our assumption of the support obligations from the acquisitions of TogetherSoft and Starbase. Consulting revenues were $5.2 million and $1.9 million in the three months ended June 30, 2003 and 2002, respectively, and represented 27% and 20% of total service revenues in the three months ended June 30, 2003 and 2002, respectively. The increase in the consulting revenue for the three months ended June 30, 2003 when compared with the same period in the prior year was due to an increased emphasis on products with a greater process focus (our Design products) and approximately $2.5 million in consulting revenue recognized from large development projects with three technology partners. Based upon our progress to date on these projects, we expect consulting revenues from the development projects to decrease by approximately $1.2 million for the three months ended September 30, 2003 with substantially lower levels in the following quarters.

           Net service revenues were $37.2 million and $19.0 million for the six months ended June 30, 2003 and 2002, respectively, representing 25% and 16% of net revenues for those periods, respectively. Service revenues increased $18.2 million in the six months ended June 30, 2003 from the six months ended June 30, 2002 primarily as a result of an increase in technical support revenues and, to a lesser extent, an increase in consulting revenues. Technical support revenues were $24.9 million and $12.5 million in the six months ended June 30, 2003 and 2002, respectively, and represented 67% and 65% of total service revenues in the six months ended June 30, 2003 and 2002, respectively. The growth in the technical support revenues in the six months ended June 30, 2003 from the six months ended June 30, 2002 was due to the increase in support revenues associated with our assumption of the support obligations from the acquisitions of TogetherSoft and Starbase. Consulting revenues increased from $3.8 million for the six months ended June 30, 2002 to $9.2 million for the six months ended June 30, 2003. The increase in the consulting revenues for the six months ended June 30, 2003 when compared with the same period in the prior year was due to an increased emphasis on products with a greater process focus (our Design products) and approximately $4.0 million in consulting revenue recognized from large development projects with three technology partners. Over the longer term, we expect growth, if any, in our support revenues and our consulting revenues to depend on our success in selling our solutions into larger enterprises with greater frequency. Our service revenues may also grow as our new enterprise solution offerings increase in complexity and include more services as a component of larger sales contracts. We may experience decreases in our consulting revenue on a quarter-to-quarter basis as we complete large consulting engagements and if we are unsuccessful in expanding or renewing such engagements.

International Net Revenues

           Revenues from sources outside the United States, or non-U.S. revenues, represented approximately 54% and 62% of net revenues for the three months ended June 30, 2003 and 2002, respectively. Non-U.S. revenues represented approximately 55% and 62% of net revenues for the six months ended June 30, 2003 and 2002, respectively. The decrease in the percentage of non-U.S. revenues for the three and six months ended June 30, 2003, as compared to the same periods in 2002, was principally due to net revenues generated from our newly-acquired Design products in the U.S. We expect non-U.S. revenues to continue to be a significant portion of our net revenues in future periods, though the U.S. percentage is expected to be higher in 2003 as compared with 2002 due to the acquisitions of Starbase and TogetherSoft which had sales channels with a greater U.S. focus.

           Fluctuations in foreign currency exchange rates did not have a material impact on our net revenues or operating results for the three- or six-month periods ended June 30, 2003 and 2002. However, our non-U.S. revenues would be harmed if the U.S. dollar were to strengthen against major foreign currencies, including the Japanese Yen, Euro and United Kingdom Pound Sterling. The following table presents our net revenues by region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Americas	$38,825	$26,786	$75,130	$52,586
Europe, Middle East & Africa (“EMEA”)	27,147	20,934	52,997	40,993
Asia Pacific	10,298	12,002	22,513	23,220

Net revenues	$76,270	$59,722	$150,640	$116,799

Cost of Revenues

Cost of Licenses and Other Revenues

           Cost of licenses and other revenues consists primarily of production costs, product packaging costs and royalties paid to third-party vendors. Cost of licenses and other revenues were $3.0 million and $3.6 million for the three months ended June 30, 2003 and 2002, respectively, representing 4% and 6% of total licenses and other revenues in the three months ended June 30, 2003 and 2002, respectively. Cost of licenses and other revenues were $6.1 million and $7.1 million for the six months ended June 30, 2003 and 2002, respectively, representing 4% and 6% of total licenses and other revenues in the six months ended June 30, 2003 and 2002, respectively. The reduction in the cost of licenses and other revenues was principally attributable to a reduction in direct production costs as we had a larger percentage of our licenses and other revenues generated from large corporate contracts. Typically, large enterprise and corporate licenses are delivered electronically or represent additional licenses of software that have already been delivered. This has the impact of reducing our overall production costs. Royalty costs were 2% of licenses and other revenues for the three and six months ended June 30, 2003 and 2002. The level of royalty costs in future periods will depend on our ability to obtain favorable licensing terms for our products that include third-party technology and the extent to which we include such third-party technology in our product offerings.

Cost of Service Revenues

           Cost of service revenues consists primarily of salaries and benefits, third-party contractor costs and related expenses incurred in providing customer support, consulting and training. Cost of service revenues were $7.3 million and $5.4 million for the three months ended June 30, 2003 and 2002, respectively, representing 37% and 56% of service revenues in the three months ended June 30, 2003 and 2002, respectively. Cost of technical support revenues represented 25% and 29% of the cost of service revenues for the three months ended June 30, 2003 and 2002, respectively, while cost of consulting and training revenues represented 75% and 71%, respectively, of the cost of service revenues for the same periods. Service revenues gross margins were 63% and 44% in the three months ended June 30, 2003 and 2002, respectively. Cost of service revenues were $13.9 million and $10.4 million for the six months ended June 30, 2003 and 2002, respectively, representing 37% and 55% of service revenues in the six months ended June 30, 2003 and 2002, respectively. Cost of technical support revenues represented 26% and 29% of the cost of service revenues for the six months ended June 30, 2003 and 2002, respectively, while cost of consulting and training revenues represented 74% and 71%, respectively, of the cost of service revenues for the same periods. Service revenues gross margins were 63% and 45% in the six months ended June 30, 2003 and 2002, respectively. The increase in gross margins for the three and six month periods ended June 30, 2003 when compared with the three and six month periods ended June 30, 2002 was due to an increase in support revenues resulting from the assumed support obligations from the acquisitions of TogetherSoft and Starbase. In future periods, we expect increases in our cost of service revenues as our service revenues grow and the consulting and training revenues become a larger component of service revenues.

Operating Expenses

Research and Development

           Research and development expenses for the three months ended June 30, 2003 and 2002 were $15.5 million and $12.7 million, respectively, representing 20% and 21% of total net revenues for the three months ended June 30, 2003 and 2002, respectively. Research and development expenses for the six months ended June 30, 2003 and 2002 were $33.4 million and $24.7 million, respectively. Such expenses were 22% and 21% of total net revenues for the six months ended June 30, 2003 and 2002, respectively. The increase in research and development expenses was principally attributable to an increase in our research and development employee-related expenses of 29% and 37% for the three and six months ended June 30, 2003, respectively, as compared with the same periods in 2002. This was primarily due to an increase in our research and development headcount of approximately 210 employees at June 30, 2003 when compared to June 30, 2002, which was mostly a result of the acquisitions of TogetherSoft and Starbase. In addition, we recorded outsourced research and development charges of $2.2 million during the six months ended June 30, 2003, resulting from the write-off of the loan receivable from AltoWeb. There were no outsourced research and development charges during the three months ended June 30, 2003 or for the three and six months ended June 30, 2002.

Selling, General and Administrative

           Selling, general and administrative expenses were $46.6 million and $32.1 million for the three months ended June 30, 2003 and 2002, respectively, representing 61% and 54% of net revenues for the three months ended June 30, 2003 and 2002, respectively. Selling, general and administrative expenses were $92.9 million and $63.1 million for the six months ended June 30, 2003 and 2002, respectively, representing 62% and 54% of net revenues for the six months ended June 30, 2003 and 2002, respectively. The increase in selling, general and administrative expenses was principally attributable to an increase in our employee-related expenses of 43% and 48% for the three and six months ended June 30, 2003, respectively, as compared with the same periods in 2002. This was primarily due to an increase in headcount of approximately 250 employees at June 30, 2003 when compared to June 30, 2002, which was mostly a result of the acquisitions of TogetherSoft and Starbase. In addition, our facilities cost increased 38% for the three-month period ended June 30, 2003 and 42% for the six-month period ended June 30, 2003 as compared with the same periods in 2002 as we assumed the lease obligations of TogetherSoft and Starbase.

Restructuring, Amortization of Intangibles, Acquisition-Related Expenses and Other Charges

           The following table summarizes our restructuring, amortization of intangibles, acquisition-related expenses and other charges activity for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Restructuring	$(79)	$200	$5,323	$380
Amortization of intangibles	5,903	218	11,226	414
Acquisition-related expenses	2,686	1,146	5,233	2,292
In-process research and development	—	—	4,600	—

Total	$8,510	$1,564	$26,382	$3,086

           During the three months ended June 30, 2003, we recorded $5.9 million in amortization from purchased intangibles from the TogetherSoft, Starbase, VMGear, Bedouin, Boldsoft and Highlander acquisitions, and $2.7 million in acquisition-related expenses, which is principally associated with the earn-out provision of the VMGear acquisition. During the six months ended June 30, 2003, we recorded $5.3 million in restructuring costs from redundancies as a result of the TogetherSoft and Starbase acquisitions and excess facilities in the United Kingdom, $11.2 million in amortization from purchased intangibles from the TogetherSoft, Starbase, VMGear, Bedouin, Boldsoft and Highlander acquisitions, $5.2 million in acquisition-related expenses, which is principally associated with the earn-out provision of the VMGear acquisition, and a $4.6 million charge for in-process research and development from the TogetherSoft acquisition.

           During the three months ended June 30, 2002, we recorded restructuring, amortization of intangibles and acquisition-related expenses in the amount of $1.6 million, which consisted primarily of $1.2 million in acquisition-related expense associated with an earn-out provision in the VMGear acquisition. During the six months ended June 30, 2002, we recorded restructuring, amortization of intangibles and acquisition-related expenses in the amount of $3.1 million, which consisted primarily of $2.3 million in acquisition-related expense associated with an earn-out provision in the VMGear acquisition.

The following table summarizes our restructuring activity under EITF 94-3 and SFAS 146 for the six months ended June 30, 2003 (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2002	$149	$678	$172	$999
2003 restructuring	961	2,024	50	3,035
Cash paid during 2003	(623)	(1,970)	(105)	(2,698)
Reclassification from long term restructuring	—	303	—	303

Accrual at June 30, 2003	$487	$1,035	$117	$1,639

           Our 2003 restructuring accrual included $1.0 million resulting from headcount reductions of 28 employees, including 19 in sales and general and administrative and 9 in research and development, and $2.0 million resulting from reduction of certain facilities leases. This amount represents our estimate of the costs to exit the facilities and is recorded in current liabilities.

           In addition, we recorded a charge for $2.4 million during the six months ended June 30, 2003, for a change in estimate for lease termination costs related to a facility in the United Kingdom. Due to the timing of payments under the lease agreement, we have recorded these costs as a part of long-term restructuring. The total long-term lease termination obligation as of June 30, 2003 was $4.1 million.

Interest Income, Net and Other

           Interest income, net and other was $0.9 million and $1.7 million for the three months ended June 30, 2003 and 2002, respectively. Interest income, net and other was $2.1 million and $3.4 million for the six months ended June 30, 2003 and 2002, respectively. The decline in interest income, net and other during these periods when compared to the same periods in 2002 reflects a decrease in interest income of $1.4 million and $2.2 million for the three and six months ended June 30, 2003, respectively, due to decreases in average cash balances and lower prevailing interest rates. Other income also decreased due to a decrease in rental income from our property on Green Hills Road, Scotts Valley, California of $0.4 million and $0.6 million for the three and six months ended June 30, 2003, respectively. These declines were offset by foreign currency gains of approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2003, respectively, compared to foreign currency losses of approximately $0.7 million and $1.0 million during the three and six months ended June 30, 2002, respectively. Currency gains recorded for the three and six months ended June 30, 2003 were due to a decline in the U.S. dollar against certain major currencies including the Euro and Australian dollar. Currency losses recorded for the three and six months ended June 30, 2002 were due primarily to a gain in the U.S. dollar against the Brazilian Real and a decline against the Euro.

Income Taxes

           For the three months ended June 30, 2003 and 2002, we recorded an income tax expense of $1.2 million and $1.5 million, respectively. For the six months ended June 30, 2003 and 2002, we recorded an income tax expense of $2.7 million and $2.6 million, respectively. Our tax provisions for the three-month and six-month periods ended June 30, 2003 were not based on our expected annual rate as we incurred non-U.S. withholding taxes in a number of foreign jurisdictions, regardless of our profitability, as well as non-U.S. income taxes for certain profitable foreign operations. As these tax liabilities were incurred in foreign jurisdictions, they were not offset by the benefits of prior U.S. net operating loss and tax credit carryforwards.

           The expected rate is a combination of U.S. alternative minimum taxes, U.S. state taxes, non-U.S. withholding and income taxes. Our effective tax rate will continue to depend on the amount and location of our profits, the ability to utilize our net operating loss and tax credit carryforwards in certain jurisdictions, mostly in the U.S., and the amount of non-U.S. withholding taxes.

Liquidity and Capital Resources

           As of June 30, 2003, cash, cash equivalents and short-term investments totaled $205.4 million, a decrease of $90.8 million from $296.2 million at December 31, 2002. Working capital decreased from $246.7 million at December 31, 2002 to $149.7 million at June 30, 2003. Working capital decreased $97.1 million during the six months ended June 30, 2003 principally due to $76.9 million in cash used to purchase TogetherSoft and Starbase and $7.7 million in negative working capital assumed in the acquisition of TogetherSoft.

           Cash used in operating activities for the six months ended June 30, 2003 was $15.1 million, consisting of $22.7 million in net loss offset by $15.6 million in depreciation and amortization, a change in short-term restructuring of $10.9 million, a $2.2 million loss on a write-off of a loan receivable and a decrease in non-cash working capital, excluding change in short-term restructuring, of $0.7 million. Cash provided by operating activities for the six months ended June 30, 2002 was $12.2 million, consisting of $9.3 million in net income and $3.4 million in depreciation and amortization offset by an increase in non-cash working capital of $0.5 million.

           Cash used in investing activities for the six months ended June 30, 2003 included $71.6 million and $5.3 million used for the acquisitions of TogetherSoft and Starbase, respectively, discussed in Note 3 to the Condensed Consolidated Financial Statements, $24.4 million for purchases of short-term investments and $3.3 million in cash used for the purchase of property and equipment, offset by $55.7 million in sales and maturities of short-term investments. Cash used in investing activities for the six months ended June 30, 2002 included $2.2 million used for the acquisition of VMGear discussed in Note 3 to the Condensed Consolidated Financial Statements, $2.3 million in cash used for the purchase of property and equipment, and net purchases of short-term investments of $47.4 million.

           Cash provided by financing activities was $2.4 million for the six months ended June 30, 2003 and principally consisted of proceeds of $9.4 million from the issuance of common stock to employees under our employee stock option and employee stock purchase plans offset by $7.1 million in repurchases of common stock. Cash provided by financing activity was $2.3 million for the six months ended June 30, 2002, which principally consisted of proceeds of $5.7 million from the issuance of common stock to employees under our employee stock option and employee stock purchase plans offset by $3.4 million in repurchases of common stock. $12.7 million remains authorized for future repurchases under the repurchase program authorized by our Board of Directors in September 2001. During August 2003, our Board of Directors authorized an additional repurchase of up to $15.0 million of our common stock. We expect to continue to repurchase shares under our repurchase program from time to depending on market conditions, share price and availability and other factors at our discretion.

           Currency fluctuations did not have a significant impact on our cash position during the six months ended June 30, 2003. Although we partially hedge our foreign currency exchange rate risk, strengthening of the U.S. dollar against the Euro, United Kingdom Pound Sterling, Australian and Singapore dollars or the Japanese Yen would harm our business. We cannot predict currency exchange rate fluctuations and there can be no assurance that foreign currency exchange rates will not have a material adverse impact on our future cash flows and operating results. See further discussion of foreign currency risk in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

           For the remainder of 2003, we expect that operating expenses will decrease as a percentage of revenue when compared with the six months ended June 30, 2003. We anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We expect our capital expenditures in 2003 to be greater than in 2002, however, there are currently no significant capital commitments. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or products lines. We believe that our available cash and cash equivalents, together with our anticipated future cash provided by operating activities, will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may seek additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise the additional funds through public or private debt or equity financings. If we seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

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

           As a part of our business strategy, we recently acquired a number of businesses, products and technologies, including our significant acquisitions of TogetherSoft and Starbase. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel. Acquisition integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business. The challenges involved in the integration of acquired businesses include, but are not limited to:

•

combining product offerings into an integrated solution suite and preventing customers from deferring purchasing decisions or switching to other suppliers due to uncertainty about the direction of our product offerings;

•	coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•	demonstrating to customers that the acquisition will not result in adverse changes in customer service standards or business focus;

•	coordinating sales and marketing efforts to communicate our capabilities effectively;

•	preserving distribution, marketing and other important relationships and resolving potential conflicts that may arise; and

•	minimizing the diversion of management attention from ongoing business concerns.

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

           Our markets are intensely competitive. Rapid change, new and emerging technologies and fierce competition characterize these markets. The pace of change has accelerated due to the emergence of the Internet, and related programming platforms and languages, including Sun Microsystem’s Java and Microsoft’s .NET and C#.

Below is a table of our chief competitors for each of our product lines:

Product	Competitive Products
CaliberRM	IBM’s Rational Requisite Pro and Telelogic’s DOORS
Together ControlCenter	IBM’s Rational Rose and Rational XDE, and Embarcadero’s Describe
JBuilder	IBM’s WebSphere Studio Application Developer, Oracle’s JDeveloper and JetBrains’ IntelliJ
Delphi/C++	Microsoft’s Visual Studio and Visual Basic
Optimizeit	IBM’s Rational Purify Plus and Quest’s JProbe
StarTeam	Telelogic’s CM Synergy, Merant’s PVCS, IBM’s Rational ClearCase and ClearQuest and MKS’ Source Integrity
Borland Enterprise Server, VisiBroker Edition	Iona’s Orbix
Borland Enterprise Server, AppServer Edition	BEA Systems’ WebLogic, IBM’s WebSphere, Oracle 9i and Sun Microsystems Sun ONE

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

           Because there are relatively low barriers to entry in a number of our markets, we also expect additional new competition from other established and emerging companies. In particular, given the growth and adoption of Java, we are observing increased attention to the market for Java development technologies, and expect additional new entrants. For example, certain vendors which have previously not focused significant resources on the Java development market have altered their product strategies to incorporate Java development offerings. Because we are dependent on the market for Java development for a substantial portion of our revenue, increased competition in this market could damage our competitive position. Increased competition in our markets, including competition from companies with substantial resources, could result in price reductions, fewer customer orders, reduced gross margins and loss of market share. Any one of these results could substantially reduce our revenues.

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

           Consolidation continues to occur among companies that compete in our markets as firms seek to offer more extensive suites of software products and to take advantage of efficiencies and economies of scale. Additionally, a number of major hardware companies have sought to expand their software and services offerings through acquisitions. Recently, IBM acquired Rational Software, a competitor of ours. Changes resulting from this and other consolidations may harm our competitive position, particularly as certain products, when offered as part of a bundled suite, are offered for free or are given away to sell more hardware or infrastructure components. In addition, as the trend toward consolidation continues, we may encounter increased competition for attractive acquisition targets and may have to pay higher prices for those businesses or technologies we seek to acquire.

We are relatively new to selling comprehensive solutions for the application development lifecycle, and we may not be able to successfully compete in that broader market.

           The application development lifecycle market has been evolving, as customers are increasingly demanding development solutions that address each stage of the application development lifecycle. While we believe we maintain strong relationships with the IT organizations in large enterprises through our developer network, we do not have extensive experience selling comprehensive development solutions. Historically, we have focused on selling particular products for particular segments of the development process, most notably the sale of development tools. We have recently acquired a number of companies that we believe provide us with a more comprehensive product offering that is attractive to large enterprises. However, we have little history of selling these comprehensive solutions, and we may be unable to transition to effectively selling these solutions to large enterprises. To compete successfully in the application development lifecycle market we believe we will need to:

•

develop stronger relationships with systems integrators and other strategic partners with access to enterprise accounts and executive-level decision makers on application development lifecycle products;

•	coordinate the activities of our various product organizations to provide fully integrated products, including synchronizing release cycles;

•	successfully and efficiently educate our existing marketing, direct sales and indirect sales teams on selling comprehensive solutions; and

•	compete with several very large and well-established companies that already compete in these markets.

The customers for our comprehensive solutions are, and we expect will continue to be, highly concentrated in a small number of vertical markets, so a continued economic downturn in these markets could significantly harm our revenues.

           A large portion of our revenues is derived from customers in a small number of vertical markets such as the technology, telecommunications, financial services and government related markets. While we believe that customers in these markets are attracted to the performance advantages of our products, continuation or deepening of the current economic downturn in any of these markets could have a significant adverse impact on our revenues. Our revenues from our Deploy business category were hurt in 2001, 2002 and the first six months of 2003 by the economic downturn in these markets, particularly the telecommunications market. Our failure to broaden our base of customers outside these vertical markets could reduce our future revenues if the extended downturn in our targeted vertical markets continues.

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

We plan to continue to expand the number and breadth of our solutions and their use in the future. Our ability to manage our planned growth effectively will require us to:

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

           As we increasingly seek to license software products directly to our customers, particularly large enterprises, we have experienced sales cycles that are substantially more lengthy and uncertain than those associated with our traditional business of licensing software through indirect and retail channels. As we move to selling customers comprehensive solutions, we believe that a significant percentage of our future revenues will be from enterprise customers. These transactions typically contain multiple elements, including licenses for development and deployment products, technical support, maintenance, consulting and training services. As a result, these customers generally commit significant time and resources to evaluating our software, and they require us to expend substantial time, effort and money in establishing the enterprise relationship and in educating them about our software products and solutions. Also, sales to enterprise customers generally require an extensive sales effort throughout the customer’s organization and often require final approval by the customer’s Chief Information Officer or other senior executive employee. In particular, while our strategy includes leveraging the loyalty of our developer network to sell our application lifecycle management solutions within their enterprises, we believe that purchase decisions on software application technology often involve more senior-level employees than sales of the development products that we have traditionally sold. All of these factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made in any particular quarter, or at all. We have experienced and expect to continue to experience delays and uncertainty in our sales cycle as well as increased up-front expenses in connection with enterprise sales. The timing of the execution of enterprise volume licenses, or their nonrenewal by large customers, could cause our results of operations to vary significantly from quarter to quarter. In addition, the continued weakness in the market for IT investment, particularly for enterprise-wide deployments, has lengthened and may continue to lengthen our sales cycle, as prospective customers defer significant investments in IT infrastructure until the market for IT investment improves.

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

           We believe that our revenues have the potential to vary significantly from time to time. These variations could cause our stock price to fluctuate significantly. We believe that these variations may result from many factors, including, but not limited to:

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

           Our historical financial information relating to a number of our software development technologies is based on sales of software designed to develop applications for currently adopted platforms (e.g., Windows and C++) as well as traditional computer hardware platforms (e.g., mainframes, work stations, applications servers, desktop personal computers, notebook computers, etc.). While we continue to enhance the functionality of these products and expect sales of these technologies to continue to generate a significant percentage of our revenues, we expect to derive an increasing percentage of our revenues from sales of our development technologies for emerging platforms such as ..NET, as well as emerging hardware platforms such as mobile computing devices. Relative to our traditional business, we do not have a lengthy operating history in these markets upon which to evaluate our prospects, which may make it difficult to predict our actual results in future periods. Accordingly, actual results of our future operations may not meet our anticipated results.

Our success is dependent on the growth of certain programming languages and standards.

           Many of our most popular products are focused on the Java language and platform, and we continue to invest heavily in software solutions for the Java platform as it evolves, including enterprise-focused standards such as Java 2 Platform, Enterprise Edition, or J2EE, and Enterprise JavaBeans, or EJB, to enhance the performance and functionality of these products. Java, however, was developed primarily for the Internet and corporate Intranet applications. We believe that Java is making significant inroads with respect to its adoption for enterprise applications, but it is unlikely to be the only major software architecture standard that enterprises will adopt. For example, it is expected that for the foreseeable future the Java language and platform will face significant competition in the enterprise market from Microsoft’s more recent alternative, namely its C# language and .NET platform. If Java, including EJB and J2EE, does not become widely adopted, our expected revenues would diminish.

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

           We are currently investing resources in our research and development efforts for Microsoft ..NET development products. Microsoft .NET is Microsoft’s new operating environment for software applications. While we have and will continue to release development products that support the .NET platform, our business would be harmed if our development product for the .NET platform fails to address the needs of our customers, or if our competitors, particularly Microsoft, develop more effective or efficient products. In addition, despite our efforts to provide effective and compatible development products for the .NET platform, customers may still elect to use an all-Microsoft development platform. Furthermore, the success of our .NET products is dependent upon Microsoft gaining market acceptance of its .NET platform. If Microsoft’s .NET platform does not gain market acceptance or gains acceptance more slowly than we anticipate, our investments in .NET compatible products may not generate their anticipated return. In conjunction with .NET, Microsoft has a new development language, C#. An alternative to Java, C# is an object-oriented programming language and is based on C++. We believe that C# is gaining in market acceptance. If certain emerging programming languages, such as Microsoft’s C#, gain significantly in popularity and we do not offer a development technology to facilitate development in such languages, our competitiveness could be diminished.

We depend on technologies licensed to us by third parties, particularly those of Sun Microsystems and Microsoft, and the loss of or inability to maintain these licenses could prevent or delay sales or shipments of certain of our products.

           We are dependent on licenses from third-party suppliers for some elements of our products such as various file libraries. In particular, we are dependent on technology licenses from Sun Microsystems for our Java products and we are dependent on licenses from Microsoft for our Delphi, C++Builder, C#Builder and Janeva products. If any of these licenses were terminated or were not renewed, or if these third parties failed to develop new technology products or failed to notify us in a timely manner of any new or updated technology, we might not be able to ship such products or provide support for such products, including upgrades. We would then have to seek an alternative to the third party’s technology and, in some cases, it is possible that an alternative may not exist. This could result in delays in releasing and/or shipping our products, increased costs or reduced functionality of our products which in turn could substantially reduce our revenues.

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

           We rely on independent software vendors, or ISVs, value-added resellers, or VARs, systems integrators and other channel partners to complement our direct sales. A part of our strategy is to bundle our software in the products offered by VARs or ISVs. The pricing, terms and conditions of our agreements with these parties are individually negotiated and vary. A majority of these agreements are non-exclusive. Many of our agreements do not require our customers to make a minimum number of purchases. We have virtually no control over the shipping dates or volumes of systems shipped by our customers. Although we believe our relationships with our channel partners have been successful to date, we cannot guarantee that these relationships will continue to be successful or grow or that the channel partners will continue to purchase our products at the anticipated levels in the future. If we do not continue to receive referrals from third parties or if we are unable to secure license agreements with these parties on profitable terms, our business may suffer.

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

           A substantial portion of our revenues is from international sales. International sales accounted for approximately 54% and 62% of our revenues in the three and six months ended June 30, 2003, respectively. In addition, following our acquisition of TogetherSoft, an increasing portion of our operations consists of activities outside the United States. We now have research facilities in Singapore, Sweden, Russia and the Czech Republic. Given our increasing presence in international markets and the potential for sales of our products in international markets, our business is increasingly subject to risks inherent in doing business internationally, including:

•	the difficulty of staffing and managing an organization spread over various countries and continents;

•	potentially reduced or less certain protection for intellectual property rights than is available under the laws of the United States;

•	seasonal reductions in business activity during the summer months in Europe and other parts of the world

•	shipping delays of new product releases;

•	longer payment cycles in some countries and greater difficulty in collecting accounts receivable;

•	fluctuations in foreign currency exchange rates;

•	restrictions on the expatriation of currency from a particular country;

•	export restrictions, tariffs, duties and other trade barriers;

•	changes in regulatory requirements and resulting costs;

•	compliance with various conflicting laws and regulations, including employment laws, and resulting costs;

•	overlap of different tax structures;

•	terrorist activity;

•	war and threats of war; and

•	political or economic instability in certain parts of the world.

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

           We do not maintain key person insurance on any of our employees or management team members, including Mr. Fuller. If we lose one or more of the members of our management team or other key employees, we will not receive insurance or other proceeds to help offset the loss to us of unique skills and talents or the potentially high cost of replacement personnel, and our business and operating results could be seriously harmed.

Certain members of our senior management team have a limited history working together. The inability of our senior management team to work together effectively could harm our business.

           Our success depends largely on the skills, experience and performance of the members of our senior management team and other key personnel. Several members of our existing senior management team, including Kenneth R. Hahn, our Senior Vice President and Chief Financial Officer, Scott Langmack, our Senior Vice President and Chief Marketing Officer, and Peter Coad, our Senior Vice President & Chief Strategist, have been with us for less than two years. As a result, certain members of our senior management team have had a relatively limited time to work together, including their ability to work together as a team to manage our company. If they are unable to work together effectively and manage our organization, our business will suffer.

If the wireless and mobile application market does not develop as anticipated or we fail to penetrate the wireless market, our future growth may be harmed.

           We have introduced new solutions targeted at development applications for mobile and wireless devices, including JBuilder Mobile Edition, JDataStore 6 and C++Builder Mobile Edition. We have also entered into strategic relationships or technology relationships with wireless device manufacturers, including Nokia, in order to enhance our position in this market. If the market for mobile and wireless applications does not develop as we anticipate or as quickly as we anticipate, the demand for our wireless products will be adversely impacted.

The growth in the market for mobile and wireless applications will depend on a number of factors, including:

•	the rate of adoption of mobile devices by enterprises and consumers, including personal digital assistants, handheld computers, smart phones, pagers and other mobile devices;

•	the rate of adoption of wireless applications and services available on such devices by enterprises and consumers;

•

the success in marketing of wireless applications and services by a limited number of communication service providers, and the effect of the pricing of those applications and services on market penetration;

•

the rate of build-out of, and upgrades to, existing wireless networks, including, but not limited to: availability of rights to cell and switch sites, as well as zoning variances and other approvals for network construction; completion of cell site design, frequency planning and network optimization;

completion of fixed network implementation; expansion of customer care, network management and billing systems; and vendor equipment availability; and

•	the availability of additional radio frequency spectrum capacity to enable service providers to expand existing wireless data services and develop third generation services.

           In addition to the development and growth of the market itself, our ability to generate significant revenue in the wireless application development market will depend on our ability to adapt to the rapid technological shifts in this market to keep our products viable and competitive. Technological factors that may harm our ability to generate substantial revenue in the wireless market include:

•	a decline in the popularity of Java or C++ as programming languages for wireless and mobile application development;

•

failure of a dominant platform or operating system to emerge and our corresponding ability to develop technologies that facilitate software development and deployment across the range of such technologies;

•

increasing proliferation of mobile or wireless devices with varying technical specifications and form factors, and our corresponding ability to develop products capable of facilitating development and deployment to the range of devices with such varying requirements; and

•	evolving standards and other technological changes.

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

We depend on a small number of distributors for a significant portion of our revenues; if we lose one or any of our major distributors our revenues could suffer.

           We depend on a small number of distributors for a significant portion of our revenue, and we expect that a small number of distributors will continue to account for a significant portion of our revenues for the foreseeable future. Presently, some software distributors are experiencing financial weakness. If we lose a major distributor, such as Ingram Micro, or if we fail to increase the number of our distributors, our ability to maintain or increase our market share could be significantly harmed. As a result, our revenues could drop quickly and unexpectedly.

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

           On January 7 and January 14, 2003, we completed the acquisitions of Starbase and TogetherSoft, respectively. As a result, we succeeded to the pre-acquisition federal and state net operating loss and tax credit carryforwards of both companies. Utilization of these federal and state net operating loss and tax credit carryforwards will be subject to a similar annual limitation as discussed above.

Legislative actions may cause our operating expenses to increase.

           The Sarbanes-Oxley Act of 2002, the California Disclosure Act and newly-proposed or enacted rules and regulations of the SEC or the Nasdaq National Market, impose new duties on us and our executives, directors, attorneys and auditors. In order to comply with the Sarbanes-Oxley Act and any new rules promulgated by the SEC or Nasdaq, we may be required to hire additional personnel and use additional outside legal, accounting and advisory services. These expenses affect our company proportionally more than they do larger companies. Any of these developments could materially increase our operating expenses and, accordingly, reduce our net income.

Potential new accounting pronouncements may cause our net income to decrease.

           We currently account for employee stock options using the intrinsic-value method in accordance with APB 25, and have not recognized any compensation expense for awards of employee stock options in the three months ended June 30, 2003 and 2002. SFAS 123 permits us to continue accounting for stock-based compensation as set forth in APB 25, provided we disclose the pro forma effect on net income and earnings per share of using a fair-value method of accounting for stock-based employee compensation plans.

           Had we recorded compensation expenses based on the estimated grant date fair value for awards granted under our stock option and stock purchase plans, our pro forma net income (loss) and net income (loss) per share for the three and six months ended June 30, 2003 and 2002 would have been as follows (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$(4,969)	$4,669	$(22,661)	$9,266
Stock compensation adjustment – intrinsic value	(35)	—	220	—
Stock compensation expense – fair value	(6,622)	(6,123)	(12,465)	(12,701)

Pro Forma	$(11,626)	$(1,454)	$(34,906)	$(3,435)

Net income (loss) per share:
As reported – basic	$(0.06)	$0.07	$(0.28)	$0.13
As reported – diluted	$(0.06)	$0.06	$(0.28)	$0.12
Pro Forma – basic	$(0.14)	$(0.02)	$(0.44)	$(0.05)
Pro Forma – diluted	$(0.14)	$(0.02)	$(0.44)	$(0.05)

           If we change our method of accounting for employee stock options, whether voluntarily or as a result of changes in accounting rules, it could materially decrease our net income as reported under generally accepted accounting principles.

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

           Like the publicly-traded securities of other high technology companies, the market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. During the period from July 1, 2002 to June 30, 2003, the price of our common stock has ranged from a low of $6.48 on July 12, 2002 to a high of $14.85 on November 4, 2002. On August 11, 2003, the most recent practicable date prior to the filing of this Form 10-Q, the closing price of a share of our common stock on the Nasdaq National Market was $9.03. From time to time, the market price of our common stock may be significantly affected by a number of factors, including, but not limited to, the following:

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

           Several outside investors in Borland own significant portions of our common stock. For example, based on the most recent Schedule 13G filings made with the SEC, Merrill Lynch and Co., Inc. owned 5,809,366 shares, or 7.2%, of our common stock, FMR Corp. owned 4,061,982 shares, or 5.0%, of our common stock, Franklin Resources, Inc. owned 4,021,016 shares, or 5.0%, of our common stock and Microsoft Corporation owned 1,900,169 shares, or 2.3%, of our common stock. Further, of the 8,998,628 shares of common stock we issued in connection with our acquisition of TogetherSoft, a total of 3,285,461 shares were issued to Object International, Inc. and Dietrich Charisius, two former stockholders of TogetherSoft. These 3,285,461 shares are subject to restrictions on their resale until January 14, 2005. If these stockholders were to sell significant amounts of their Borland stock, then the market price of our stock could be negatively impacted. The effect of such sales, or of significant portions of our stock being offered or made available for sale, could result in downward pressure on our stock. Investors should be aware that they could experience significant short-term volatility in our stock if such stockholders decide to sell a substantial amount of their Borland stock at once or within a short period of time.

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

           As a software company, our intellectual property rights are among our most valuable assets. We rely on a combination of patent, copyright, trademark, trade secret laws, domain name registrations, confidentiality agreements and other contractual arrangements and other methods to protect our intellectual property rights, but these measures may provide only limited protection. The protective steps we have taken may be inadequate to deter misappropriations of our intellectual property rights. In addition, it may be possible for an unauthorized third party to reverse-engineer or decompile our software products. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights, particularly in certain international markets. Litigation may be necessary to protect our intellectual property rights, and such litigation can be time consuming and expensive. We have 106 issued U.S. patents, 10 issued foreign patents, approximately 49 additional pending applications for U.S. patents and approximately 32 pending applications for foreign patents. It is possible that some or all of our patents may be challenged, invalidated or circumvented. It is also possible that our pending patent applications may never result in issued patents, and if they do result in issued patents, those patents may be invalidated. In addition, effective protection of intellectual property rights is unavailable or limited in some foreign countries, making the possibility of misappropriation of our intellectual property more likely. Current laws in the United States that prohibit copying give us only limited practical protection from software “pirates,” and the laws of many other countries provide very little protection in this respect. Policing unauthorized use of our products is difficult, expensive and time consuming and we expect that software piracy will be a persistent problem for all software products. In addition, the unique technology of the Internet may tend to increase, and provide new methods for, illegal copying and distribution of intellectual property. Accordingly, we cannot be certain that we will be able to protect our intellectual property rights against unauthorized third-party copying or use. This could harm our competitive position.

We may incur substantial expenses and divert management resources in prosecuting others for their unauthorized use of our intellectual property.

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

           During the three months and six months ended June 30, 2003, we have recorded net foreign exchange gains of $0.2 million and $0.5 million, respectively. The foreign exchange gains were generated primarily due to the weakness of the dollar relative to the South Korean Won, the United Kingdom Pound Sterling, the Australian Dollar and the Euro offset against foreign exchange losses due to the strength of the dollar against the Brazilian Real. It is uncertain whether these currency trends will continue. If the U.S. dollar strengthens against these or other major currencies, we will experience foreign exchange losses on our intercompany receivables to the extent that we have not hedged the exposure with foreign currency forward exchange contracts. Such foreign exchange losses could have a material adverse effect on our operating results and cash flows.

           During the three months and six months ended June 30, 2003, we recorded a foreign currency gain of approximately $1.5 million and $2.3 million, respectively, as part of other comprehensive income due to foreign currency movements on our long-term intercompany balances. As of June 30, 2003, we had $8.8 million and $2.9 million in long-term intercompany balances that will be denominated in Australian dollars and Singapore dollars, respectively. We also have a U.S. dollar denominated long-term intercompany receivable with our Brazilian subsidiary of $1.8 million.

           The table below provides information about our derivative financial instruments, comprised of foreign currency forward exchange contracts as of June 30, 2003. The information is provided in U.S. dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates and the net fair value as of June 30, 2003. All forward contracts in the table below are net amounts and represent contracts to sell the currencies listed. These instruments mature within twelve months (dollar amounts in thousands).

	(USD) Notional Amount	Average Contract Rate	June 30, 2003 Net Fair Value
Foreign currency forward exchange contracts:
Australian Dollar	$3,000	0.6631	$(40)
Euro	2,000	1.1394	(20)
New Zealand Dollar	500	0.5778	(7)
United Kingdom Pound Sterling	1,400	1.6610	7
Swedish Krona	700	0.1241	(6)
Singapore Dollar	3,000	0.5694	5
Japanese Yen	1,250	0.0084	2
South Korean Won	2,000	0.0008	—

Total	$13,850		$(59)

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

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio as of June 30, 2003 (dollar amounts in thousands).

	2003	2004	2005	2006	2007	There- after	Total
Cash equivalents
Fixed rate	$180,284	—	—	—	—	—	$180,284
Average interest rate	0.98%	—	—	—	—	—	0.98%
Short-term investments
Fixed rate	$25,116	—	—	—	—	—	$25,116
Average interest rate	1.21%	—	—	—	—	—	1.21%

Credit Risks

           Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. Our cash equivalents and short-term investments are in high quality securities placed with major banks and financial institutions and commercial paper. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. As of June 30, 2003, no single group or customer represents greater than 10% of total accounts receivable.

Item 4. Controls and Procedures

           (a)  Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2003 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

           (b)  Changes in Internal Control Over Financial Reporting. During the three months ended June 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

           On November 27, 2002, a stockholder class action and derivative lawsuit, Dieterich v. Harrer, et al., Case No. 02CC00350, was filed against Starbase Corporation and five former directors of Starbase in the Superior Court of the State of California for Orange County. The complaint alleged that the former directors had breached fiduciary duties owed to Starbase and stockholders of Starbase. Borland is paying the costs of defending this litigation pursuant to indemnification obligations under the merger agreement relating to the acquisition of Starbase by Borland. On January 23, 2003, defendants filed a demurrer seeking to have all the claims dismissed, and also filed a motion to stay discovery pending a ruling on the demurrer. On February 25, 2003, plaintiff filed its first amended class action complaint, or the amended complaint, naming as defendants the five former directors and the investment banking firm that provided financial services to Starbase, two law firms that provided legal services to Starbase and an individual and entity that helped arrange financing for Starbase. The amended complaint purported to be brought on behalf of Starbase stockholders who tendered shares of Starbase common stock in the tender offer commenced by Borland on October 11, 2002 and that ended on November 11, 2002, or in the merger that was completed on January 7, 2003. Plaintiff alleged that the five former directors breached their fiduciary duties owed to Starbase in connection with a proposed financing of Starbase in mid-2002, and that the other defendants aided and abetted the purported breach of fiduciary duty. The director defendants filed a demurrer seeking dismissal of the amended complaint. On June 6, 2003, the court sustained the demurrer of all defendants and dismissed the lawsuit against all defendants but granted the plaintiff leave to amend the complaint against the director defendants. On July 3, 2003, the plaintiff filed a second amended complaint. On July 8, 2003, plaintiff filed a request for voluntary dismissal of the action without prejudice. Defendants opposed that request on the ground that plaintiff wanted to refile the action in another jurisdiction while still being able to pursue the litigation in the Superior Court of the State of California of Orange County or appeal the court’s decision to the California Court of Appeal. On July 31, 2003, the court held that plaintiff’s request for dismissal was deficient, but permitted plaintiff to file another request. The court also stayed the litigation until October 29, 2003. The court has granted the motion of the director defendants to stay discovery. There is no indication at present that the lawsuit will have a material effect on Borland’s financial condition, results of operations or liquidity.

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

Item 4. Submission of Matters to a Vote of Security Holders

           At the annual meeting of Borland stockholders held on June 12, 2003 at the offices of Skadden, Arps, Slate, Meagher and Flom LLP, located at 4 Times Square, New York, New York (the “Annual Meeting”), the following matters were voted upon:

1) The following individuals were elected to serve as Class II directors on our Board of Directors for a term of three years:

Nominee:	For	Withheld

Dale L. Fuller	68,981,623	1,518,927
William K. Hooper	65,896,391	4,604,159
Charles J. Robel	67,509,363	2,991,187

The following additional proposals were considered at the Annual Meeting and were approved by the vote of the stockholders, in accordance with the tabulation shown below.

2)   Approval of an amendment to our 2002 Stock Incentive Plan to authorize the issuance of an additional 2,500,000 shares of common stock thereunder and to reserve all shares authorized under the 2002 Stock Incentive Plan as incentive stock options.

For	Against	Abstain

40,868,245	28,979,073	653,232

3) Approval of an amendment to our 1999 Employee Stock Purchase Plan to authorize the issuance of an additional 900,000 shares of common stock thereunder.

For	Against	Abstain

64,537,267	5,917,807	45,476

4) Ratification of the selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2003.

For	Against	Abstain

68,784,465	1,672,507	43,578

There were no broker non-votes at the Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

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

3.2

Amended and Restated Bylaws (previously filed with the Commission on May 14, 2003 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

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

Exhibit No.	Description of Exhibit

4.4

Investor Rights Agreement between Borland Software Corporation and Microsoft Corporation, dated as of June 7, 1999 (previously filed with the Commission on July 6, 1999 as an exhibit to Borland’s Current Report on Form 8-K and incorporated herein by reference).

4.5

Stockholder Lock-up Agreement between Borland Software Corporation and Object International, Inc., dated as of January 14, 2003 (previously filed with the Commission on March 28, 2003 as an exhibit to Borland’s Annual Report of Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

4.6

Stockholder Lock-up Agreement between Borland Software Corporation and Dietrich Charisius, dated as of January 14, 2003 (previously filed with the Commission on March 28, 2003 as an exhibit to Borland’s Annual Report of Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.1	1999 Employee Stock Purchase Plan, as amended (previously filed with the Commission on April 30, 2003 as an appendix to Borland’s Definitive Proxy Statement and incorporated herein by reference).+

10.2	2002 Stock Incentive Plan, as amended (previously filed with the Commission on April 30, 2003 as an appendix to Borland’s Definitive Proxy Statement and incorporated herein by reference).+

10.3	Incentive Compensation Plan for Chief Executive Officer.*

31.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
++	Management contract or compensatory plan or arrangement.

           A copy of any exhibit will be furnished (at a reasonable cost) to any stockholder of Borland upon receipt of a written request. Such request should be sent to Borland Software Corporation, 100 Enterprise Way, Scotts Valley, California 95066-3249, Attention: Investor Relations.

(b) Reports on Form 8-K

During the three months ended June 30, 2003, Borland filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

Form 8-K filed on April 10, 2003 announcing the preliminary financial results for the quarter ended March 31, 2003.

Form 8-K filed on April 29, 2003 announcing the financial results for the quarter ended March 31, 2003.

Form 8-K filed on May 6, 2003 announcing the appointment of Charles J. Robel to Borland’s Board of Directors.

Form 8-K filed on June 19, 2003 announcing the results from Borland’s annual stockholder meeting held on June 12, 2003.

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

EXHIBIT INDEX

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

3.2

Amended and Restated Bylaws (previously filed with the Commission on May 14, 2003 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

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

4.5

Stockholder Lock-up Agreement between Borland Software Corporation and Object International, Inc., dated as of January 14, 2003 (previously filed with the Commission on March 28, 2003 as an exhibit to Borland’s Annual Report of Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

4.6

Stockholder Lock-up Agreement between Borland Software Corporation and Dietrich Charisius, dated as of January 14, 2003 (previously filed with the Commission on March 28, 2003 as an exhibit to Borland’s Annual Report of Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.1	1999 Employee Stock Purchase Plan, as amended (previously filed with the Commission on April 30, 2003 as an appendix to Borland’s Definitive Proxy Statement and incorporated herein by reference).+

10.2	2002 Stock Incentive Plan, as amended (previously filed with the Commission on April 30, 2003 as an appendix to Borland’s Definitive Proxy Statement and incorporated herein by reference).+

10.3	Incentive Compensation Plan for Chief Executive Officer.*

31.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description of Exhibit

32.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
++	Management contract or compensatory plan or arrangement.