Form 10-Q
period 2003-09-30
BORLAND SOFTWARE CORP
filed 2003-11-14
CIK 853273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |X| NO |_|

        The number of shares of the registrant’s common stock, par value $0.1 per share, outstanding as of October 31, 2003, the most recent practicable date prior to the filing of this report, was 80,823,002.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$201,797	$239,771
Short-term investments	5,411	56,385
Accounts receivable, net of allowances of $15,343 and $17,538	49,672	47,238
Other current assets	16,349	21,076

Total current assets	273,229	364,470
Property and equipment, net	10,708	7,966
Property held for sale	9,935	9,935
Goodwill	185,916	32,880
Intangible assets	32,304	12,120
Other non-current assets	5,548	5,755

Total assets	$517,640	$433,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,093	$12,490
Accrued expenses	54,213	45,804
Short-term restructuring	5,261	6,734
Income taxes payable	5,918	6,932
Deferred revenues	43,964	35,619
Other current liabilities	9,758	10,160

Total current liabilities	131,207	117,739
Long-term restructuring	3,908	1,794
Other long-term liabilities	8,000	7,844

	143,115	127,377

Commitments and contingencies (Notes 10 and 12)
Minority interest	—	5,018
Stockholders’ equity:
Common stock; $0.01 par value; 200,000,000 shares authorized; 81,043,286 and 72,183,463 shares issued and outstanding	810	721
Additional paid-in capital	618,390	500,241
Accumulated deficit	(204,505)	(169,652)
Deferred compensation	(371)	(663)
Cumulative comprehensive income	8,620	6,078

	422,944	336,725
Less common stock in treasury at cost, 7,011,706 and 5,700,600 shares	(48,419)	(35,994)

	374,525	300,731

Total liabilities and stockholders’ equity	$517,640	$433,126

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Licenses and other revenues	$51,531	$50,295	$164,961	$148,058
Service revenues	19,042	10,425	56,252	29,461

Net revenues	70,573	60,720	221,213	177,519

Cost of licenses and other revenues	3,433	4,241	9,544	11,318
Cost of service revenues	6,967	5,173	20,890	15,563

Cost of revenues	10,400	9,414	30,434	26,881

Gross profit	60,173	51,306	190,779	150,638

Research and development	15,604	12,732	49,032	37,392
Selling, general and administrative	43,441	32,713	136,328	95,848
Restructuring, amortization of intangibles, acquisition-related expenses and other charges	12,840	1,386	39,222	4,472

Total operating expenses	71,885	46,831	224,582	137,712

Operating income (loss)	(11,712)	4,475	(33,803)	12,926
Interest income, net and other	777	1,884	2,900	5,314

Income (loss) before income taxes	(10,935)	6,359	(30,903)	18,240
Income tax provision	1,257	1,400	3,950	4,015

Net income (loss)	$(12,192)	$4,959	$(34,853)	$14,225

Net income (loss) per share:
Income (loss) per share—basic	$(0.15)	$0.07	$(0.44)	$0.20

Income (loss) per share—diluted	$(0.15)	$0.07	$(0.44)	$0.19

Shares used in computing basic income (loss) per share	80,858	71,180	80,105	71,295

Shares used in computing diluted income (loss) per share	80,858	73,462	80,105	74,646

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$(12,192)	$4,959	$(34,853)	$14,225
Other comprehensive income (loss):
Foreign currency translation adjustments	722	(1,223)	2,533	881
Fair market value adjustment for available-for-sale securities	—	—	9	(233)

Comprehensive income (loss)	$(11,470)	$3,736	$(32,311)	$14,873

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34,853)	$14,225
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	22,623	5,188
Amortization of deferred stock compensation	899	349
Write-off of loan receivable	2,209	—
Loss on sale of fixed asset	65	60
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	11,243	3,483
Other assets	5,860	(347)
Accounts payable and accrued expenses	(2,658)	634
Income taxes payable	(1,893)	(3,081)
Short-term restructuring	(9,120)	(371)
Deferred revenues	(5,232)	852
Other	949	(241)

Cash (used in) provided by operating activities	(9,908)	20,751

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,503)	(2,727)
Acquisition of VMGear, net of cash acquired	—	(2,193)
Acquisition of Starbase, net of cash acquired	(5,320)	—
Acquisition of TogetherSoft, net of cash acquired	(71,627)	—
Purchases of short-term investments	(24,674)	(136,902)
Sales and maturities of short-term investments	75,648	43,509

Cash used in investing activities	(31,476)	(98,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	13,115	6,047
Repurchases of common stock	(12,690)	(7,343)

Cash provided by (used in) financing activities	425	(1,296)

Effect of exchange rate changes on cash	2,985	429

Net change in cash and cash equivalents	(37,974)	(78,429)
Cash and cash equivalents at beginning of period	239,771	280,467

Cash and cash equivalents at end of period	$201,797	$202,038

See Notes to the Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1—BASIS OF PRESENTATION

           The accompanying Borland Software Corporation, or Borland, condensed consolidated financial statements at September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 and 2002 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by generally accepted accounting principles for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Borland’s financial position at September 30, 2003 and December 31, 2002, and its results of operations and cash flows for the three and nine months ended September 30, 2003 and 2002. Certain amounts in the September 30, 2002 and December 31, 2002 information have been reclassified in order to be consistent with current financial statement presentation. The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for any subsequent quarter or for the full year. The condensed consolidated financial statements and notes should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission, or the SEC, on March 28, 2003.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Expected life (in years) – options	4.50	3.62	4.50	3.62
Expected life (in years) – stock purchase plan	1.00	1.00	1.00	1.00
Expected volatility	62%	68%	62%	68%
Risk-free interest rate	3.14%	3.10%	3.14%	3.10%
Expected dividend rate	0.00%	0.00%	0.00%	0.00%

           The weighted average fair value of the stock options granted under our employee stock option plans and the stock awarded under our employee stock purchase plan (as defined by SFAS 123) was $5.76 and $5.19 for the three months ended September 30, 2003 and 2002, respectively, and $7.47 and $7.01 for the nine months ended September 30, 2003 and 2002, respectively.

           Had we recorded compensation expenses based on the estimated fair value at grant date for awards granted under our stock option and stock purchase plans (as defined by SFAS 123), our pro forma net loss and net loss per share for the three and nine months ended September 30, 2003 and 2002 would have been as follows (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$(12,192)	$4,959	$(34,853)	$14,225
Stock compensation adjustment - intrinsic value	(55)	—	165	—
Stock compensation expense - fair value	(3,763)	(5,785)	(16,278)	(18,486)

Pro Forma	$(16,010)	$(826)	$(50,966)	$(4,261)

Net income (loss) per share:
As reported - basic	$(0.15)	$0.07	$(0.44)	$0.20
As reported - diluted	$(0.15)	$0.07	$(0.44)	$0.19
Pro Forma - basic	$(0.20)	$(0.01)	$(0.64)	$(0.06)
Pro Forma - diluted	$(0.20)	$(0.01)	$(0.64)	$(0.06)

           The pro forma amounts include compensation expenses related to stock option grants and stock purchase rights for the three and nine months ended September 30, 2003 and 2002. In future periods, the pro forma compensation expense may increase as a result of the fair value of stock options and stock purchase rights granted in those future periods.

           We account for stock options issued to non-employees, excluding non-employee directors, under SFAS 123 and Emerging Issues Task Force, or EITF, Issue No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123,” or EITF 96-18. We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes option pricing model. During the three and nine months ended September 30, 2003 and 2002, there was no expense recorded for options issued to non-employees.

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

           The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net income (loss)	$(12,192)	$4,959	$(34,853)	$14,225
Denominator:
Denominator for basic income (loss) per share – weighted average shares outstanding	80,858	71,180	80,105	71,295
Effect of dilutive securities	—	2,282	—	3,351

Denominator for dilutive income (loss) per share	80,858	73,462	80,105	74,646

Net income (loss) per share – basic	$(0.15)	$0.07	$(0.44)	$0.20

Net income (loss) per share – diluted	$(0.15)	$0.07	$(0.44)	$0.19

           The diluted earnings per share calculation for the three and nine months ended September 30, 2003 and 2002 excludes options to purchase approximately 13.5 million and 6.9 million shares, respectively, because their effect would have been antidilutive.

NOTE 4—ACQUISITIONS

TogetherSoft Corporation

           On January 14, 2003, we completed the acquisition of TogetherSoft Corporation, or TogetherSoft, which was a privately-held corporation. TogetherSoft was a provider of platform-neutral, design-driven development solutions designed to accelerate the software development process. The consideration consisted of approximately $82.5 million in cash, 9,050,000 shares of Borland common stock and the assumption of certain liabilities and obligations of TogetherSoft, including those arising under its stock option plans. The consideration paid was reduced for certain legal expenses paid by TogetherSoft. Approximately $22.8 million of the total consideration is being held in escrow to indemnify us against, and reimburse us for, certain events and cover certain liabilities and transaction costs. Unused funds will be released from escrow at specified times between 2004 and 2007. We recorded $151.3 million in goodwill for the excess of the purchase price over the net assets acquired and $37.2 million for acquired technology.

           Of the purchase price of TogetherSoft, $4.6 million represented acquired in-process research and development, or IPRD, that had not yet reached technological feasibility and has no alternative future use. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisition. Independent third-party sources calculated the value of IPRD by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion. In determining the value ultimately assigned to IPRD, we considered the stage of completion, complexity of work to date, difficulty of completing the remaining development, costs already incurred and the expected cost to complete the project. Subsequent to the acquisition of TogetherSoft, there have been no significant developments related to the current status of the IPRD that would result in material changes to the assumptions.

           During the three and nine months ended September 30, 2003, we recorded approximately $4.1 million and $11.8 million, respectively, in acquisition-related costs associated with the amortization of purchased intangibles from the acquisition of TogetherSoft.

           The following table summarizes the short-term portion of our restructuring activity related to the TogetherSoft acquisition, accounted for according to EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” or EITF 95-3, for the nine months ended September 30, 2003 (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2002	$—	$—	$—	$—
2003 restructuring accrual	3,234	3,109	506	6,849
Cash payments and write-offs	(3,036)	(2,562)	(235)	(5,833)

Accrual at September 30, 2003	$198	$547	$271	$1,016

           Our 2003 restructuring accrual included $3.2 million resulting from headcount reductions of 76 employees, including 71 in sales, general and administrative and five in research and development and $3.1 million resulting from reduction of certain facilities leases. In addition, we recorded a charge of $0.5 million for lease termination costs and other costs related to facilities in France and Germany. Due to the timing of payments under lease agreements, we have recorded a portion of these costs as part of long-term restructuring.

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

           During the three and nine months ended September 30, 2003, we recorded approximately $1.5 million and $4.6 million, respectively, in acquisition-related costs associated with the amortization of purchased intangibles from the acquisition of Starbase.

The following table summarizes our restructuring activity related to the Starbase acquisition accounted for according to EITF 95-3 for the nine months ended September 30, 2003 (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2002	$2,350	$3,385	$—	$5,735
2003 restructuring accrual	274	13	58	345
Cash payments and write-offs	(2,548)	(3,199)	(51)	(5,798)

Accrual at September 30, 2003	$76	$199	$7	$282

Our 2003 restructuring accrual included $0.3 million resulting from headcount reductions.

           Supplemental pro forma information reflecting the acquisitions of TogetherSoft and Starbase as if they occurred on December 31, 2001 is as follows for the three and nine months ended September 30, 2003 and 2002 (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total net revenues	$70,573	$83,959	$221,213	$244,815
Net loss	$(10,017)	$(1,468)	$(23,728)	$(6,831)
Net loss per share	$(0.12)	$(0.02)	$(0.30)	$(0.08)

Such information is not necessarily representative of the actual results that would have occurred for those periods.

VMGear

           On January 18, 2002, we completed our acquisition of Redline Software, Inc., or VMGear, which was a provider of performance assurance and testing solutions for Java developers. The transaction was accounted for as a purchase. Total fixed consideration of $2.0 million was paid upon the close of the transaction and acquisition-related costs were $0.2 million. Additional contingent consideration related to the transaction includes retention payments of $6.0 million to be earned through the continued employment of certain individuals and additional earnout payments of up to $10.0 million contingent upon future revenues derived from the sale of VMGear products. Contingent consideration, if any, will be earned and paid over a three-year period. We recorded this earnout as a component of restructuring, amortization of intangibles and acquisition-related expenses based upon our estimate of the total earnout on a straight-line basis. The results of operations for this acquisition were not material to our financial statements and, accordingly, pro forma results have not been presented.

           In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, we did not amortize the excess of the purchase price over net assets acquired. The contingent consideration will be expensed when it is deemed probable that such payments will be made. For the three and nine months ended September 30, 2003, we expensed $3.3 million and $7.8 million, respectively, in contingent consideration related to the VMGear acquisition.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows (in thousands):

Total
Balance as of December 31, 2002	$32,880
Acquisitions	153,036

Balance as of September 30, 2003	$185,916

           We performed a transitional impairment test of our goodwill and intangible assets as of January 1, 2002. At the time of the test, no impairment of our goodwill or intangible assets was noted. We performed our annual assessment of goodwill in September 2003 and concluded that there was no additional impairment. Due to the adoption of SFAS 142 on January 1, 2002, we ceased amortizing goodwill.

The following tables summarize our intangible assets, net (in thousands):

	September 30, 2003
	Gross carrying amount	Accumulated amortization	Net
Acquired technology	$30,495	$8,955	$21,540
Maintenance contracts	8,700	6,622	2,078
Trademarks, trade names and service marks	8,300	1,972	6,328
Other	4,841	2,483	2,358

	$52,336	$20,032	$32,304

	December 31, 2002
	Gross carrying amount	Accumulated amortization	Net
Acquired technology	$10,195	$1,630	$8,565
Maintenance contracts	3,400	283	3,117
Trademarks, trade names and service marks	400	11	389
Other	1,283	1,234	49

	$15,278	$3,158	$12,120

           The intangible assets are all amortizable and have original estimated useful lives as follows: acquired technology – 2 to 3 years; maintenance contracts — 1 year; trademarks, trade names and service marks —3 years; other—1 to 3 years. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2003 and the succeeding four years is as follows: remainder of 2003: $5.9 million; 2004: $14.2 million; 2005: $12.1 million; 2006: $0.1 million; and 2007: $0 million.

NOTE 6—RESTRUCTURING

           Prior to January 1, 2003, we accounted for our restructuring and acquisition-related activity according to EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” or EITF 94-3. The following table summarizes our short-term restructuring and acquisition-related activity accounted for according to EITF 94-3 and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS 146, for the nine months ended September 30, 2003 (amounts in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2002	$149	$678	$172	$999
March 2003 restructuring	961	2,024	50	3,035
September 2003 restructuring	2,419	1,063	170	3,652
Cash paid and write-offs during 2003	(1,668)	(2,554)	(105)	(4,327)
Reclassification from long-term restructuring	—	604	—	604

Accrual at September 30, 2003	$1,861	$1,815	$287	$3,963

           Our March 2003 restructuring accrual included $1.0 million resulting from headcount reductions of 28 employees, including 19 in sales and general and administrative and 9 in research and development, and $2.0 million resulting from reduction of certain facilities leases. This amount represents our remaining lease payments less anticipated sublease income plus the write-off of leasehold improvements and is recorded in current liabilities.

           Our September 2003 restructuring accrual included $2.4 million resulting from headcount reductions of 110 employees, including 75 in sales and general and administrative and 35 in research and development, and $1.1 million resulting from reduction of certain facilities leases. This amount represents our remaining lease payments less anticipated sublease income plus the write-off of leasehold improvements and is recorded in current liabilities.

           In addition, we recorded a charge of $2.4 million during the nine months ended September 30, 2003 for a change in estimated lease termination costs related to two facilities in the United Kingdom. Due to the timing of payments under the lease agreements, we have recorded these costs as a part of long-term restructuring. The total long-term lease termination obligation as of September 30, 2003 was $3.9 million.

NOTE 7—LEASES

We lease certain of our office and operating facilities and certain furniture and equipment under various operating leases. Remaining lease terms range from one to ten years.

Minimum annual lease commitments at September 30, 2003 is as follows, amounts in thousands:

Calendar Year	Operating Leases
Three months ended December 31, 2003	$3,683
2004	13,026
2005	11,675
2006	7,351
2007	6,270
2008	5,930
Thereafter	9,332

$57,267

           Rent expense for all operating leases were approximately $3.0 million and $2.0 million for the three months ended September 30, 2003 and 2002, respectively, and $9.2 million and $5.7 million for the nine months ended September 30, 2003 and 2002, respectively.

NOTE 8—INCOME TAXES

           For the three months ended September 30, 2003 and 2002, we recorded an income tax expense of $1.3 million and $1.4 million, respectively. For the nine months ended September 30, 2003 and 2002, we recorded an income tax expense of $4.0 million and $4.0 million, respectively. Our tax provisions for the three-month and nine-month periods ended September 30, 2003 were not based on our expected annual rate, as we incurred non-U.S. withholding taxes in a number of foreign jurisdictions, regardless of our profitability, as well as non-U.S. income taxes for certain profitable foreign operations. As these tax liabilities were incurred in foreign jurisdictions, they were not offset by the benefits of prior U.S. net operating loss and tax credit carryforwards.

NOTE 9—REPURCHASES OF COMMON STOCK

           In September 2001, our Board of Directors authorized repurchases of up to $30.0 million of our outstanding common stock. In August 2003, our Board of Directors authorized an additional repurchase of up to $15.0 million in Borland common stock. As a part of this program, we repurchased 616,305 shares of our common stock for an average price of $9.24 per share for a total consideration of $5.7 million during the three months ended September 30, 2003. We repurchased 1,311,305 shares of our common stock for an average price of $9.53 per share for a total consideration of $12.5 million during the nine months ended September 30, 2003. We repurchased 462,000 shares of our common stock for an average price of $8.45 per share for a total consideration of $3.9 million during the three months ended September 30, 2002. We repurchased 821,700 shares of our common stock for an average price of $8.94 per share for a total consideration of $7.3 million during the nine months ended September 30, 2002. This authorization is still in effect, and $22.0 million remains authorized for future repurchases. We expect to continue to repurchase shares under our repurchase program from time to time depending on market conditions, share price and availability, and other factors at our discretion.

NOTE 10—LITIGATION

           On November 27, 2002, a stockholder class action and derivative lawsuit, Dieterich v. Harrer, et al., Case No. 02CC00350, was filed against Starbase Corporation and five former directors of Starbase in the Superior Court of the State of California for Orange County, claiming that the former directors had breached fiduciary duties owed to Starbase and stockholders of Starbase. Borland is paying the costs of defending this litigation pursuant to indemnification obligations under the merger agreement relating to the acquisition of Starbase by Borland. Following a series of motions, the case was dismissed without prejudice on August 20, 2003. We previously reported these legal proceedings in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and our Quarterly Report on Form 10-Q for the quarterly periods ended March 31 and June 30, 2003. On October 28, 2003, a stockholder class action, Dieterich v. Harrer, et al, Case No. 024-N, was filed against the former directors of Starbase in Chancery Court of the State of Delaware, alleging breach of fiduciary duties by the former directors of Starbase, Borland, Dale L. Fuller, Keith E. Gottfried, Frederick A. Ball, and Doug Barre. The company is currently reviewing the case and intends to defend itself vigorously. There is no indication at present whether the lawsuit will have a material effect on Borland’s financial condition, results of operations or liquidity.

           In the ordinary course of business, we are involved in other lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial, employment and other matters. In accordance with SFAS No. 5, “Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. We believe that, given our current liquidity and cash and investment balances, even were we to receive an adverse judgment with respect to litigation that we are currently a party to, it is likely that such a judgment would not have a material impact on our financial condition, results of operations or liquidity.

NOTE 11—LOAN RECEIVABLE WRITE-OFF

           At December 31, 2002, we had a loan receivable with a book value of $2.2 million related to a loan to AltoWeb, Inc., or AltoWeb, a provider of J2EE applications. In April 2003, AltoWeb informed us that it had ceased substantially all of its operations. We recorded the write-off of this loan receivable of $2.2 million during the three months ended March 31, 2003. Since our investment in AltoWeb was related to AltoWeb’s attempt to extend their product development efforts for the Borland platform, we have included these expenses in research and development. This charge is reflected in the nine-month period ended September 30, 2003.

           In July 2003, we recovered $0.5 million from AppForge, Inc. in consideration for a loan receivable. Due to concerns about collectibility of the loan receivable, we had written off the loan in 2002. We recorded a gain of $0.5 million in interest income, net and other for the three months ended September 30, 2003.

NOTE 12—INDEMNIFICATIONS AND GUARANTEES

           As permitted under our Restated Certificate of Incorporation, Amended and Restated Bylaws and the Delaware General Corporation Law, we have entered into agreements whereby we indemnify our officers, directors and certain employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

           We have entered into an agreement for the outsourcing of our order fulfillment. As a component of this agreement, we guarantee that in the event we terminate the fulfillment agreement, we will purchase all inventory held by the vendor at the time of termination. We estimate and accrue reserves for excess inventory held by the fulfillment vendor. As of September 30, 2003, we had inventory in excess of the reserves of approximately $0.5 million, which represents the potential obligation relating to this guarantee.

           From time to time, we engage various professional service firms that require as a condition to their engagement that we undertake to indemnify them for all claims and damages arising out of their engagement. In the recent past, we have not been subject to any significant claims for such losses and have not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe the estimated fair value of these obligations is not material.

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

           During the nine months ended September 30, 2003, we entered into an operating lease for our U.S. regional sales headquarters in Cupertino, California. In the event that we do not exercise our option to extend the term of the lease, we guarantee certain costs to restore the property to certain conditions in place at the time the lease commenced. We are accruing the estimated lease restoration costs over the lease term.

NOTE 13—RECENT ACCOUNTING PRONOUNCEMENTS

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

           In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” or FIN 46. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN 46 is effective for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 for financial statement periods ending after December 15, 2003, and otherwise is effective after June 15, 2003. We do not expect the adoption of FIN 46 to have a material impact upon our financial condition, cash flows or results of operations.

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

General

           We are a leading provider of software development and deployment solutions. We provide our customers with comprehensive solutions designed to improve software quality, accelerate the delivery of software, lower the cost of ownership and reduce the risk of errors by offering products that address the definition, design, development, testing and deployment phases of the application development lifecycle and products that help customers manage software development projects from beginning to end. We also provide training, consulting and support services through our dedicated professional services organization.

            Recently, we have begun transforming the company from one focused on selling individual development tools to one focused on selling multi-product enterprise solutions that span the full software application development lifecycle. As part of this transformation, we recently acquired two companies and certain other technologies to fill out our product portfolio, and are currently in the process of integrating and bundling our products into solution suites, upgrading our marketing and selling efforts to address enterprise opportunities, and realigning our management and organization to support the strategic direction of the company. In addition, we have also restructured many of our operations and conducted reductions in force in an effort to improve organizational efficiencies, control our expense structure and drive to a more profitable long-term financial model. We expect to continue all of these activities over the next several quarters, and doing so may put pressure on our financial results and operations as we go through this transformation.

Overview of the Consolidated Statements of Operations

The following table presents our Consolidated Statements of Operations data and the related percentage of revenues for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002
Licenses and other revenues	$51,531	73%	$50,295	83%	$164,961	75%	$148,058	83%
Service revenues	19,042	27	10,425	17	56,252	25	29,461	17

Net revenues	70,573	100	60,720	100	221,213	100	177,519	100

Cost of licenses and other revenues	3,433	5	4,241	7	9,544	4	11,318	6
Cost of service revenues	6,967	10	5,173	9	20,890	9	15,563	9

Cost of revenues	10,400	15	9,414	16	30,434	14	26,881	15

Gross profit	60,173	85	51,306	84	190,779	86	150,638	85

Research and development	15,604	22	12,732	21	49,032	22	37,392	21
Selling, general and administrative	43,441	62	32,713	54	136,328	62	95,848	54
Restructuring, amortization of intangibles, acquisition-related expenses and other charges	12,840	18	1,386	2	39,222	18	4,472	3

Total operating expenses	71,885	102	46,831	77	224,582	102	137,712	78

Operating income (loss)	(11,712)	(17)	4,475	7	(33,803)	(15)	12,926	7
Interest income, net and other	777	1	1,884	3	2,900	1	5,314	3

Income (loss) before income taxes	(10,935)	(15)	6,359	10	(30,903)	(14)	18,240	10

Income tax provision	1,257	2	1,400	2	3,950	2	4,015	2

Net income (loss)	$(12,192)	(17%)	$4,959	8%	$(34,853)	(16%)	$14,225	8%

Overview of the Results of Operations for the Three and Nine Months ended September 30, 2003

           During the three months and nine months ended September 30, 2003, we continued to focus on transforming our operations to sell our application lifecycle management, or ALM, solutions to enterprise customers, improving our sales execution, and improving our operating model. As a result of these efforts and the addition of Starbase and TogetherSoft to our operations, we achieved the following financial results during the three and nine months ended September 30, 2003:

•

For the three months ended September 30, 2003, net revenues grew 16% to $70.6 million, including $17.1 million in revenue associated with the operations we assumed in our acquisitions of Starbase and TogetherSoft, from $60.7 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, net revenues grew 25% to $221.2 million, including $54.3 million in revenues associated with the operations we assumed in our acquisitions of Starbase and TogetherSoft, from $177.5 million for the nine months ended September 30, 2002.

•

Licenses and other revenues increased 2% to $51.5 million for the three months ended September 30, 2003 from $50.3 million for the three months ended September 30, 2002. Licenses and other revenues increased 11% to $165.0 million for the nine months ended September 30, 2003 from $148.1 million for the nine months ended September 30, 2002.

•

Service revenues increased 83% from $10.4 to $19.0 million and 91% from $29.5 million to $56.3 million for the three and nine months ended September 30, 2003, respectively, over the same periods in 2002.

•

Gross margins increased to 85% for the three months ended September 30, 2003 from 84% for the three months ended September 30, 2002. Gross margins increased to 86% for the nine months ended September 30, 2003 from 85% for the nine months ended September 30, 2002.

•

Operating expenses increased 53% to $71.9 million for the three months ended September 30, 2003 from $46.8 million for the three months ended September 30, 2002. Operating expenses increased 63% to $224.6 million for the nine months ended September 30, 2003 from $137.7 million for the nine months ended September 30, 2002.

•

We had a net loss of $12.2 million for the three months ended September 30, 2003, compared to net income of $5.0 million for the three months ended September 30, 2002. We had a net loss of $34.9 million for the nine months ended September 30, 2003, compared to net income of $14.2 million for the nine months ended September 30, 2002.

•

Expenses from the amortization of intangible assets increased to $5.8 million and $17.0 million for the three and nine months ended September 30, 2003, respectively, from $0.2 million and $0.7 million for the three and nine months ended September 30, 2002, respectively.

•

Cash, cash equivalents and short-term investments decreased $88.9 million to $207.2 million as of September 30, 2003 from $296.2 million as of December 31, 2002. The decrease is primarily attributable to cash expended in connection with the acquisitions of Starbase and TogetherSoft.

•

During the three months ended September 30, 2003, we had 87 customers with cumulative sales of $100,000 or more, which was down from 102 such customers during the three months ended June 30, 2003. In addition, 40 of these customers purchased multiple products during the three months ended September 30, 2003.

•

We repurchased 616,000 shares of our stock under our stock repurchase program for a total cost of $5.6 million during the three months ended September 30, 2003. This brings the total purchased under our stock repurchase program during the nine months ended September 30, 2003 to 1.3 million shares for a total cost of $12.5 million.

           For a more in-depth discussion of our business, including a discussion of our critical accounting policies and estimates, please read our Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the SEC on March 28, 2003.

Net Revenues

We derive revenue from licenses of our software and the sale of related services, which include assistance in implementation and integration, post-contract customer support, training and consulting.

           We recognize license fees on contracts that do not involve significant implementation or integration essential to functionality of our products upon delivery when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is probable. We recognized license and service revenues associated with contracts involving significant implementation or integration only as the services are completed, either on a percentage of completion basis or a completed contract basis depending on whether or not we can obtain reliable estimates of the costs to complete the work. For arrangements with multiple elements, we determine the value for the different elements based upon vendor specific objective evidence, or VSOE, and recognize revenue when we have established the VSOE of all undelivered elements and as the elements are delivered. Other service revenues from consulting and training services are recognized as such services are performed. Service revenues from post-contract customer support are recognized ratably over the support period, generally one year.

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

The following table presents our net revenues for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	%Change	2003	2002	%Change
Licenses and other revenues	$51,531	$50,295	2%	$164,961	$148,058	11%
Service revenues	19,042	10,425	83	56,252	29,461	91

Net revenues	$70,573	$60,720	16%	$221,213	$177,519	25%

Licenses and Other Revenues

           With the integration of the acquisitions of TogetherSoft and Starbase, we have aligned our presentation of licenses and other revenues to better reflect our ALM strategy. Specifically, we see three major product categories: Design, Develop and Deploy. Design includes the products from our recent acquisitions of TogetherSoft and Starbase: StarTeam, CaliberRM, Together and other related design and management products. Develop includes two major categories: Java, which includes JBuilder, Java Studio and Optimizeit, and .NET, which includes Delphi, C#Builder, C++Builder, Kylix and C++ Mobile Edition. Deploy is comprised of our Borland Enterprise Server products, InterBase, Janeva and other enterprise products.

           Compared to our reporting prior to the second quarter of 2003, Design is a new category, Develop encompasses our former Java and RAD product lines, and Deploy encompasses the products that we previously described as the Enterprise product group. We have sought to provide comparability between historic product groups while updating our nomenclature to reflect new platforms and our emphasis on the application development lifecycle.

           Licenses and other revenues represent amounts for license fees and royalties earned for granting customers the right to use our software products. Licenses and other revenues were $51.5 million and $50.3 million for the three months ended September 30, 2003 and 2002, respectively, and represented 73% and 83% of net revenues for the three months ended September 30, 2003 and 2002, respectively. Licenses and other revenues were $165.0 million and $148.1 million for the nine months ended September 30, 2003 and 2002, respectively, and represented 75% and 83% of net revenues for the nine months ended September 30, 2003 and 2002, respectively.

The following table presents our licenses and other revenues by product category for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	%Change	2003	2002	%Change
Design	$11,430	$—	—%	$37,641	$—	—%
Develop	28,185	40,048	(30)	96,133	115,307	(17)
Deploy	11,916	10,247	16	31,187	32,751	(5)

Net licenses and other revenues	$51,531	$50,295	2%	$164,961	$148,058	11%

           Design.  Licenses and other revenues from our Design product group for the three and nine months ended September 30, 2003 consisted of approximately $11.4 million and $37.6 million, respectively. There were no licenses and other revenues from our Design product group in the three or nine months ended September 30, 2002, as we completed the acquisitions of TogetherSoft and Starbase and began consolidating their results in January 2003 and December 2002, respectively.

           Develop.  Licenses and other revenues from our Develop product group included licenses and other revenues of $17.0 million and $21.2 million in the three months ended September 30, 2003 and 2002, respectively, from our Java product lines. Licenses and other revenues from our Develop product group included licenses and other revenues of $60.2 million and $68.5 million in the nine months ended September 30, 2003 and 2002, respectively, from our Java product lines. The decrease in licenses and other revenues in our Java product lines during the three and nine months ended September 30, 2003 was due to lower revenues from our JBuilder product line partially offset by growth in our Optimizeit product line. We believe the growth of the market for Java development tools has slowed and consequently our sales of JBuilder have slowed. Additionally, as more of our customers purchase maintenance contracts that provide them with upgrades, and as the product matures, the incentives to upgrade to the next release decrease. Therefore, we believe that the growth in licenses and other revenues from JBuilder will continue to slow. Licenses and other revenues from our Develop products group included licenses and other revenues of $11.1 million and $18.9 million in the three months ended September 30, 2003 and 2002, respectively, from our .NET product lines. This decrease was primarily due to lower licenses and other revenues generated from our RAD products. Licenses and other revenues from our Develop products group included licenses and other revenues of $35.7 million and $46.8 million in the nine months ended September 30, 2003 and 2002, respectively, from our .NET product lines. This decrease during the three and nine months ended September 30, 2003 was primarily attributable to the lack of a major product version release during the nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002, which included the releases of Delphi 7 in the third quarter of 2002 and C++Builder 6 in the first quarter of 2002.

           Deploy.  Licenses and other revenues from our Deploy product group were $11.9 million and $10.2 million in the three months ended September 30, 2003 and 2002, respectively. Licenses and other revenues from our Deploy product group were $31.2 million and $32.8 million in the nine months ended September 30, 2003 and 2002, respectively. The increase for the three months ended September 30, 2003 as compared with September 30, 2002 was due to higher revenue from our VisiBroker and application server products, particularly in our Asia Pacific region. The decrease in licenses and other revenues for the nine months ended September 30, 2003 as compared with the same period in 2002 was due to lower revenues generated from our VisiBroker and application server products, due primarily to a lower volume of sales in the Americas. We believe that this reduction in licenses and other revenues from our Deploy products was a result of general economic weakness and geopolitical uncertainty. Revenue growth from our Deploy products category will depend upon the recovery in corporate spending for deployment solutions, our ability to provide compelling technical solutions for software deployment to differentiate ourselves from our competitors and our ability to integrate our Deploy products with our Design and Develop products.

Service Revenues

           Service revenues represent amounts earned for technical support, consulting and training services for our software products. Net service revenues were $19.0 million and $10.4 million for the three months ended September 30, 2003 and 2002, respectively, representing 27% and 17% of net revenues for those periods, respectively. Service revenues increased $8.6 million in the three months ended September 30, 2003 from the three months ended September 30, 2002 primarily as a result of an increase in technical support revenues and, to a lesser extent, an increase in consulting revenue. Technical support revenues were $13.2 million and $6.3 million in the three months ended September 30, 2003 and 2002, respectively, representing 70% and 60% of total service revenues in the three months ended September 30, 2003 and 2002, respectively. The growth in the technical support revenues in the three months ended September 30, 2003 from the three months ended September 30, 2002 was due to the increase in support revenues associated with our assumption of the support obligations from the acquisitions of TogetherSoft and Starbase. Consulting revenues were $4.2 million and $2.8 million in the three months ended September 30, 2003 and 2002, respectively, representing 22% and 27% of total service revenues in the three months ended September 30, 2003 and 2002, respectively. The increase in the consulting revenue for the three months ended September 30, 2003 when compared with the same period in the prior year was due to an increased emphasis on products with a greater process focus (our Design products) and approximately $1.2 million in consulting revenue recognized from large development projects with two technology partners. Based upon our progress to date on these projects, we expect consulting revenues from the development projects to remain consistent in the fourth quarter and decrease to substantially lower levels in following quarters.

           Net service revenues were $56.3 million and $29.5 million for the nine months ended September 30, 2003 and 2002, respectively, representing 25% and 17% of net revenues for those periods, respectively. Service revenues increased $26.8 million in the nine months ended September 30, 2003 from the nine months ended September 30, 2002 primarily as a result of an increase in technical support revenues and, to a lesser extent, an increase in consulting revenues. Technical support revenues were $38.1 million and $18.7 million in the nine months ended September 30, 2003 and 2002, respectively, representing 68% and 64% of total service revenues in the nine months ended September 30, 2003 and 2002, respectively. The growth in the technical support revenues in the nine months ended September 30, 2003 from the nine months ended September 30, 2002 was due to the increase in support revenues associated with our assumption of the support obligations from the acquisitions of TogetherSoft and Starbase. Consulting revenues increased from $6.7 million for the nine months ended September 30, 2002 to $13.3 million for the nine months ended September 30, 2003. The increase in the consulting revenues for the nine months ended September 30, 2003 when compared with the same period in the prior year was due to an increased emphasis on products with a greater process focus (our Design products) and approximately $5.2 million in consulting revenue recognized from large development projects with three technology partners. Over the longer term, we expect growth, if any, in our support revenues and our consulting revenues to depend on our success in selling our solutions into larger enterprises with greater frequency. Our service revenues may also grow as our new enterprise solution offerings increase in complexity and include more services as a component of larger sales contracts. We may experience decreases in our consulting revenue on a quarter-to-quarter basis as we complete large consulting engagements if we are unsuccessful in expanding or finding new engagements.

International Net Revenues

           Revenues from sources outside the United States, or non-U.S. revenues, represented approximately 57% and 66% of net revenues for the three months ended September 30, 2003 and 2002, respectively. Non-U.S. revenues represented approximately 56% and 64% of net revenues for the nine months ended September 30, 2003 and 2002, respectively. The decrease in the percentage of non-U.S. revenues for the three and nine months ended September 30, 2003, as compared to the same periods in 2002, was principally due to net revenues generated from our newly-acquired Design products in 2003, which generate more sales in the U.S. than internationally. We expect non-U.S. revenues to continue to be a significant portion of our net revenues in future periods, though the U.S. percentage is expected to be higher in 2003 as compared with 2002 due to the acquisitions of Starbase and TogetherSoft, each of which had sales channels with a greater U.S. focus.

           Fluctuations in foreign currency exchange rates did not have a material impact on our net revenues or operating results for the three or nine months period ended September 30, 2003 and 2002. However, our non-U.S. revenues would be harmed if the U.S. dollar were to strengthen against major foreign currencies, including the Japanese Yen, Euro and United Kingdom Pound Sterling. The following table presents our net revenues by region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Americas	$33,844	$25,046	$108,974	$77,632
Europe, Middle East & Africa (“EMEA”)	25,094	23,283	78,091	64,276
Asia Pacific	11,635	12,391	34,148	35,611

Net revenues	$70,573	$60,720	$221,213	$177,519

Cost of Revenues

Cost of Licenses and Other Revenues

           Cost of licenses and other revenues consists primarily of production costs, product packaging costs and royalties paid to third-party vendors. Cost of licenses and other revenues were $3.4 million and $4.2 million for the three months ended September 30, 2003 and 2002, respectively, representing 7% and 8% of total licenses and other revenues in the three months ended September 30, 2003 and 2002, respectively. Cost of licenses and other revenues were $9.5 million and $11.3 million for the nine months ended September 30, 2003 and 2002, respectively, representing 6% and 8% of total licenses and other revenues in the nine months ended September 30, 2003 and 2002, respectively. The reduction in the cost of licenses and other revenues was principally attributable to a reduction in direct production costs as we had a larger percentage of our licenses and other revenues generated from large corporate contracts. Typically, large enterprise and corporate licenses are delivered electronically or represent additional licenses of software that have already been delivered. This has the impact of reducing our overall production costs. Royalty costs were 2% and 3% of licenses and other revenues for the three months ended September 30, 2003 and 2002, respectively. Royalty costs were 2% of licenses and other revenues for the nine months ended September 30, 2003 and 2002. The level of royalty costs in future periods will depend on our ability to obtain favorable licensing terms for our products that include third-party technology and the extent to which we include such third-party technology in our product offerings.

Cost of Service Revenues

           Cost of service revenues consists primarily of salaries and benefits, third-party contractor costs and related expenses incurred in providing customer support, consulting and training. Cost of service revenues were $7.0 million and $5.2 million for the three months ended September 30, 2003 and 2002, respectively, representing 37% and 50% of service revenues in the three months ended September 30, 2003 and 2002, respectively. Cost of technical support revenues represented 22% and 27% of the cost of service revenues for the three months ended September 30, 2003 and 2002, respectively, while cost of consulting and training revenues represented 78% and 73%, respectively, of the cost of service revenues for the same periods. Service revenues gross margins were 63% and 50% in the three months ended September 30, 2003 and 2002, respectively. Cost of service revenues were $20.9 million and $15.6 million for the nine months ended September 30, 2003 and 2002, respectively, representing 37% and 53% of service revenues in the nine months ended September 30, 2003 and 2002, respectively. Cost of technical support revenues represented 24% and 29% of the cost of service revenues for the nine months ended September 30, 2003 and 2002, respectively, while cost of consulting and training revenues represented 76% and 71%, respectively, of the cost of service revenues for the same periods. Service revenues gross margins were 63% and 47% in the nine months ended September 30, 2003 and 2002, respectively. The increase in gross margins for the three and nine month periods ended September 30, 2003 when compared with the three and nine month periods ended September 30, 2002 was due to an increase in support revenues resulting from the assumed support obligations from the acquisitions of TogetherSoft and Starbase. In future periods, we expect increases in our cost of service revenues as our service revenues grow and the consulting and training revenues become a larger component of service revenues.

Operating Expenses

Research and Development

           Research and development expenses for the three months ended September 30, 2003 and 2002 were $15.6 million and $12.7 million, respectively, representing 22% and 21% of net revenues for the three months ended September 30, 2003 and 2002, respectively. Research and development expenses for the nine months ended September 30, 2003 and 2002 were $49.0 million and $37.4 million, respectively, representing 22% and 21% of net revenues for the nine months ended September 30, 2003 and 2002, respectively. The increase in research and development expenses was principally attributable to an increase in our research and development employee-related expenses of 29% and 34% for the three and nine months ended September 30, 2003, respectively, as compared with the same periods in 2002, primarily as a result of an increase in our research and development headcount of approximately 215 employees at September 30, 2003 when compared to September 30, 2002 following the acquisitions of TogetherSoft and Starbase. In addition, we recorded research and development charges of $2.2 million during the nine months ended September 30, 2003, resulting from the write-off of the loan receivable from AltoWeb. There were no comparable charges during the three months ended September 30, 2003 or for the three and nine months ended September 30, 2002.

Selling, General and Administrative

           Selling, general and administrative expenses were $43.4 million and $32.7 million for the three months ended September 30, 2003 and 2002, respectively, representing 62% and 54% of net revenues for the three months ended September 30, 2003 and 2002, respectively. Selling, general and administrative expenses were $136.3 million and $95.8 million for the nine months ended September 30, 2003 and 2002, respectively, representing 62% and 54% of net revenues for the nine months ended September 30, 2003 and 2002, respectively. The increase in selling, general and administrative expenses was principally attributable to an increase in our employee-related expenses of 36% and 44% for the three and nine months ended September 30, 2003, respectively, as compared with the same periods in 2002. This was primarily due to an increase in headcount of approximately 220 employees at September 30, 2003 when compared to September 30, 2002, which was mostly a result of the acquisitions of TogetherSoft and Starbase. In addition, our facilities cost increased 44% for the three-month period ended September 30, 2003 and 43% for the nine-month period ended September 30, 2003 as compared with the same periods in 2002 as we assumed the lease obligations of TogetherSoft and Starbase.

Restructuring, Amortization of Intangibles, Acquisition-Related Expenses and Other Charges

           The following table summarizes our restructuring, amortization of intangibles, acquisition-related expenses and in-process research and development activity for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Restructuring	$3,652	$—	$8,975	$380
Amortization of intangibles	5,768	244	16,994	658
Acquisition-related expenses	3,420	1,142	8,653	3,434
In-process research and development	—	—	4,600	—

Total	$12,840	$1,386	$39,222	$4,472

                      During the three months ended September 30, 2003, we recorded $5.8 million in amortization from purchased intangibles from the TogetherSoft, Starbase, VMGear, Bedouin, Boldsoft and Highlander acquisitions, and $3.4 million in acquisition-related expenses, which is principally associated with the earn-out provision of the VMGear acquisition. During the nine months ended September 30, 2003, we recorded $9.0 million in restructuring costs from redundancies as a result of the TogetherSoft and Starbase acquisitions and excess facilities in the United Kingdom, $17.0 million in amortization from purchased intangibles from the TogetherSoft, Starbase, VMGear, Bedouin, Boldsoft and Highlander acquisitions, $8.7 million in acquisition-related expenses, which is principally associated with the earn-out provision of the VMGear acquisition, and a $4.6 million charge for in-process research and development from the TogetherSoft acquisition.

           During the three months ended September 30, 2002, we recorded restructuring, amortization of intangibles and acquisition-related expenses in the amount of $1.4 million, which consisted primarily of $1.1 million in acquisition-related expense associated with an earn-out provision in the VMGear acquisition. During the nine months ended September 30, 2002, we recorded restructuring, amortization of intangibles and acquisition-related expenses in the amount of $4.5 million, which consisted primarily of $3.4 million in acquisition-related expense associated with an earn-out provision in the VMGear acquisition.

The following table summarizes our restructuring activity under EITF 94-3 and SFAS 146 for the nine months ended September 30, 2003 (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2002	$149	$678	$172	$999
March 2003 restructuring	961	2,024	50	3,035
September 2003 restructuring	2,419	1,063	170	3,652
Cash paid and write-offs during 2003	(1,668)	(2,554)	(105)	(4,327)
Reclassification from long-term restructuring	—	604	—	604

Accrual at September 30, 2003	$1,861	$1,815	$287	$3,963

           Our March 2003 restructuring accrual included $1.0 million resulting from headcount reductions of 28 employees, including 19 in sales, general and administrative and 9 in research and development, and $2.0 million resulting from reduction of certain facilities leases. This amount represents our remaining lease payments less anticipated sublease income plus the write-off of leasehold improvements and is recorded in current liabilities.

           Our September 2003 restructuring accrual included $2.4 million resulting from headcount reductions of 110 employees, including 75 in sales, general and administrative and 35 in research and development, and $1.1 million resulting from reduction of certain facilities leases. This amount represents our remaining lease payments less anticipated sublease income plus the write-off of leasehold improvements and is recorded in current liabilities.

           In addition, we recorded a charge of $2.4 million during the nine months ended September 30, 2003 for a change in estimated lease termination costs related to two facilities in the United Kingdom. Due to the timing of payments under the lease agreements, we have recorded these costs as a part of long-term restructuring. The total long-term lease termination obligation as of September 30, 2003 was $3.9 million.

Interest Income, Net and Other

           Interest income, net and other was $0.8 million and $1.9 million for the three months ended September 30, 2003 and 2002, respectively. Interest income, net and other was $2.9 million and $5.3 million for the nine months ended September 30, 2003 and 2002, respectively. The decline in interest income, net and other during these periods when compared to the same periods in 2002 reflects a decrease in interest income of $1.7 million and $3.9 million for the three and nine months ended September 30, 2003, respectively, due to decreases in average cash balances and lower prevailing interest rates. Other income also decreased due to a decrease in rental income from our property on Green Hills Road, Scotts Valley, California of $0.2 million and $0.8 million for the three and nine months ended September 30, 2003, respectively, when compared to the three and nine months ended September 30, 2002. These declines were offset by the impact of changes in foreign currency gains and losses. Foreign currency losses were $0.2 million and $0.5 million for the three months ended September 30, 2003 and 2002, respectively, a decrease of $0.3 million. There was a foreign currency gain of $0.3 million and a foreign currency loss of $1.5 million for the nine months ended September 30, 2003 and 2002, respectively, a net change of $1.8 million. Currency losses recorded for the three and nine months ended September 30, 2002 were due primarily to a gain in the U.S. dollar against the Brazilian Real, the Australian dollar and the Euro. In July 2003, we recovered $0.5 million from AppForge, Inc. in consideration for a loan receivable. Due to concerns about collectibility of the loan receivable, we had written off the loan in 2002. We recorded a gain of $0.5 million for the three months ended September 30, 2003 in interest income, net and other related to this repayment.

Income Taxes

           For the three months ended September 30, 2003 and 2002, we recorded an income tax expense of $1.3 million and $1.4 million, respectively. For the nine months ended September 30, 2003 and 2002, we recorded an income tax expense of $4.0 million and $4.0 million, respectively. Our tax provisions for the three-month and nine-month periods ended September 30, 2003 were not based on our expected annual rate as we incurred non-U.S. withholding taxes in a number of foreign jurisdictions, regardless of our profitability, as well as non-U.S. income taxes for certain profitable foreign operations. As these tax liabilities were incurred in foreign jurisdictions, they were not offset by the benefits of prior U.S. net operating loss and tax credit carryforwards.

           The expected rate is a combination of U.S. alternative minimum taxes, U.S. state taxes, non-U.S. withholding and income taxes. Our effective tax rate will continue to depend on the amount and location of our profits, the ability to utilize our net operating loss and tax credit carryforwards in certain jurisdictions, mostly in the U.S., and the amount of non-U.S. withholding taxes.

Liquidity and Capital Resources

           As of September 30, 2003, cash, cash equivalents and short-term investments totaled $207.2 million, a decrease of $88.9 million from $296.2 million at December 31, 2002. Working capital decreased from $246.7 million at December 31, 2002 to $142.0 million at September 30, 2003. Working capital decreased $104.7 million during the nine months ended September 30, 2003 principally due to $76.9 million in cash used to purchase TogetherSoft and Starbase, $7.7 million in negative working capital assumed in the acquisition of TogetherSoft, and $12.5 million used to repurchase common stock.

           Cash used in operating activities for the nine months ended September 30, 2003 was $9.9 million, consisting of $34.9 million in net loss and an increase in non-cash working capital, excluding the change in short-term restructuring and accounts receivable, of $3.0 million, offset by $22.6 million in depreciation and amortization, a decrease in accounts receivable net of acquisitions of $11.2 million, a decrease in short-term restructuring of $9.1 million, and a $2.2 million loss on a write-off of a loan receivable. Cash provided by operating activities for the nine months ended September 30, 2002 was $20.8 million, consisting of $14.2 million in net income and $5.2 million in depreciation and amortization and an increase in non-cash working capital of $0.9 million.

           Cash used in investing activities for the nine months ended September 30, 2003 included $71.6 million and $5.3 million used for the acquisitions of TogetherSoft and Starbase, respectively, discussed in Note 4 to the Condensed Consolidated Financial Statements, $24.7 million for purchases of short-term investments and $5.5 million in cash used for the purchase of property and equipment, offset by $75.6 million in sales and maturities of short-term investments. Cash used in investing activities for the nine months ended September 30, 2002 included $2.2 million used for the acquisition of VMGear discussed in Note 4 to the Condensed Consolidated Financial Statements, $2.7 million in cash used for the purchase of property and equipment, and net purchases of short-term investments of $93.4 million.

           Cash provided by financing activities was $0.4 million for the nine months ended September 30, 2003 and principally consisted of proceeds of $13.1 million from the issuance of common stock to employees under our employee stock option and employee stock purchase plans offset by $12.5 million in repurchases of common stock. Cash used in financing activities was $1.3 million for the nine months ended September 30, 2002, which principally consisted of $7.3 million in repurchases of common stock offset by $6.0 million from the issuance of common stock to employees under our employee stock option and employee stock purchase plans. In August 2003, our Board of Directors authorized an additional repurchase of up to $15.0 million of our common stock. A total of $22.0 million remains authorized for future repurchases under the repurchase program. We expect to continue to repurchase shares under our repurchase program from time to depending on market conditions, share price and availability, and other factors at our discretion.

           Currency fluctuations did not have a significant impact on our cash position during the nine months ended September 30, 2003. Although we partially hedge our foreign currency exchange rate risk, strengthening of the U.S. dollar against the Euro, United Kingdom Pound Sterling, Australian and Singapore dollars or the Japanese Yen would harm our business. We cannot predict currency exchange rate fluctuations and there can be no assurance that foreign currency exchange rates will not have a material adverse impact on our future cash flows and operating results. See further discussion of foreign currency risk in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

           As of September 30, 2003, we have no long-term debt, and we have other long-term liabilities of approximately $11.9 million, which consisted principally of deferred tax liabilities and non-current restructuring accruals. At September 30, 2003, we had operating lease commitments of approximately $57.3 million. These contractual lease payments will be paid over the following period (amounts in thousands):

Calendar Year	Operating Leases
Three months ended December 31, 2003	$3,683
2004	13,026
2005	11,675
2006	7,351
2007	6,270
2008	5,930
Thereafter	9,332

$57,267

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

We are in the process of transforming the company from one that focuses on the development and distribution of point solutions to the development and distribution of comprehensive solutions. If we are unable to complete this transformation quickly and smoothly, our operating results could be harmed.

           We are undergoing a transformation from a company that focuses on the development and distribution of discrete development tools to the development and distribution of comprehensive development solutions. This transformation has taken many forms (each of which involves substantial risks), including:

•

Changes in go-to-market strategy.  To achieve increased sales force productivity, we must complete more high-revenue, multi-product sales of our application lifecycle management, or ALM, solutions. To do so, we must coordinate the efforts of our marketing, sales, and services organizations to focus on the needs of large enterprises. If we fail to coordinate these efforts, we will not satisfy the demands of the large enterprise customers that we are targeting and will not achieve our anticipated revenues.

•

Changes in the make-up of our executive management.  Several members of our executive management team, including our chief operating officer, our general counsel, and our senior vice president of worldwide sales, recently joined us. As a result, the executive team has a very short history working together, and it is unclear whether they will be able to manage the company effectively. If they are unable to work together effectively, our business will suffer.

•

Changes in our sales organization.  We have recently focused our sales effort on enterprise customers. As a part of this effort to transform our sales organization, we have re-allocated the territories in which our sales force operates and terminated a number of sales professionals. In addition, to improve upon our sales execution, we recently installed a new sales leadership team. We expect to continue to make changes in our sales organization to focus more effort on enterprise customers. These efforts risk precipitating the departure of other sales executives, may prove unsuccessful in increasing our sales to enterprise customers, and may prove unsuccessful in increasing our revenues.

•

Reductions in force.  In an effort to streamline our organization, we recently reduced the number of employees in the company from 1,618 to 1,530 including a reduction of 29 employees in our research and development operations. Given the substantial cuts that we made, there is a risk that we will not be able to ship new products or product upgrades at the times that we originally planned. If we experience delays in the shipment of new products or product upgrades, we may lose customers or may not achieve anticipated sales during a particular period.

•

Changes in product mix.  We now offer a wider array of products that focus on the software development needs of large enterprises. Sales to large organizations often are accompanied by long sales cycles. Given our relative inexperience in serving this market, we may be unable to accurately forecast revenues derived from these customers. If we fail to accurately forecast revenues, we may not achieve the net income that we anticipate, which could harm our stock price.

•

International operations.  We now have research facilities in Singapore, Russia and the Czech Republic, and we have a direct sales force in place in 26 countries around the world. We may experience difficulty in making the necessary changes quickly and in managing our geographically dispersed organization. As a result, our results of operations may suffer.

           While we believe that transforming the organization to focus on the development and delivery of comprehensive solutions to enterprise customers is critical to achieving higher operating margins, we may be unable to complete this transformation smoothly and quickly. If we are unable to achieve those higher operating margins, our business will be harmed.

We are relatively new to selling comprehensive solutions for the application development lifecycle, and we may not be able to successfully compete in that broader market.

           The application development lifecycle market has been evolving, as customers are increasingly demanding development solutions that address each stage of the application development lifecycle. While we believe we maintain strong relationships with the IT organizations in large enterprises through our developer network, we do not have extensive experience selling comprehensive development solutions. Historically, we have focused on selling particular products for particular segments of the development process, most notably the sale of development tools. We believe our comprehensive product solutions are attractive to large enterprises. However, we have little history of selling these comprehensive solutions, and we may be unable to transition to effectively selling these solutions to large enterprises. To compete successfully in the application development lifecycle market, we believe we will need to:

•	develop stronger relationships with systems integrators and other strategic partners with access to enterprise accounts and executive-level decision makers;

•	coordinate the activities of our various product organizations to provide fully integrated products, including synchronizing release cycles;

•	successfully and efficiently educate our existing marketing, direct sales and indirect sales teams on selling comprehensive solutions; and

•	compete with several very large and well-established companies with more experience in these markets.

If we are unable to do any of the foregoing, our operating results will suffer.

Our increasing focus on enterprise customers may lengthen our sales cycles and increase fluctuations in our financial results.

           As we increasingly seek to license software products directly to large enterprises, we have experienced sales cycles that are substantially more lengthy and uncertain than those associated with our traditional business of licensing software through indirect and retail channels. As we focus on large transactions that involve multiple elements, including licenses for development and deployment products, technical support, maintenance, consulting and training services, enterprise customers generally commit significant time and resources to evaluating our software, and they require us to expend substantial time, effort and money in establishing the relationship and in educating them about our solutions. Also, sales to enterprise customers generally require an extensive sales effort throughout the customer’s organization and often require final approval by the customer’s chief information officer or other senior executive employee. In particular, we believe that purchase decisions on software development technology often involve more senior-level employees than sales of the development products that we have traditionally sold. These factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made in any particular quarter, or at all. We have experienced and expect to continue to experience delays and uncertainty in our sales cycle as well as increased up-front expenses in connection with enterprise sales. The timing of the execution of enterprise volume licenses, or their nonrenewal by large customers, could cause our results of operations to vary significantly from quarter to quarter.

We may not be able to successfully compete against current and potential competitors.

           Our markets are intensely competitive. Rapid change, new and emerging technologies, and fierce competition characterize these markets. Below is a table of our chief competitors for each of our product lines:

Product	Competitive Products
CaliberRM	IBM’s Rational Requisite Pro and Telelogic’s DOORS
Together ControlCenter	IBM’s Rational Rose and Rational XDE, and Embarcadero’s Describe
JBuilder	IBM’s WebSphere Studio Application Developer, Oracle’s JDeveloper and JetBrains’ IntelliJ
Delphi/C++	Microsoft’s Visual Studio and Visual Basic
Optimizeit	IBM’s Rational Purify Plus and Quest’s JProbe
StarTeam	Telelogic’s CM Synergy, Merant’s PVCS, IBM’s Rational ClearCase and ClearQuest and MKS’ Source Integrity

Product	Competitive Products
Borland Enterprise Server, VisiBroker Edition	Iona’s Orbix
Borland Enterprise Server, AppServer Edition	BEA Systems’ WebLogic, IBM’s WebSphere, Oracle 9i and Sun Microsystems Sun ONE

           We attempt to differentiate our products from our competitors’ products based on interoperability, cost of ownership, performance and reliability. In the future, we may be unable to successfully differentiate our products from those of our competitors. Many of our competitors have substantially greater financial, management, marketing and technical resources than we have. In addition, many of our competitors have well established relationships with our current and potential customers, extensive knowledge of the market, substantial experience in selling enterprise solutions, and extensive product development, sales and marketing resources. As a result of their greater resources and established relationships, these competitors may be more successful than we are at developing and marketing products in our markets.

Bundling arrangements or product give-aways by our competitors, including freely available development technologies, may diminish demand for our products or pressure us to reduce our prices.

           Some of our competitors, particularly those that are primarily hardware vendors or platform providers, generate a substantially greater proportion of their sales in markets in which we do not directly compete. We believe a number of these competitors view sales of software development technologies as important for enhancing the functionality of, and demand for, their core products. As a result, some companies may bundle software development products that compete with our offerings with their other products, such as application servers, work stations, personal computers, operating systems and databases. When competitors do so, the effective price for software development products that compete with our development products may be heavily discounted or offered at no charge. This could require us to reduce the price of our products and related services, diminish our revenues and harm our profitability. Similarly, industry alliances and arrangements exist or may be formed in the future under which our competitors ally with companies in markets in which we do not compete to bundle products. These arrangements may result in lower effective prices for our competitors’ products than our products, putting pressure on our business and diminishing our competitive position.

           In addition to bundled offerings and bundling arrangements, some competitors make available to their customers for no charge products that compete with our software development solutions, including solutions such as JBuilder. While we believe that products made available at minimal or no cost are not able to compete with our offerings on the basis of quality, performance and reliability, freely available competitive technologies are a risk to our business. At a minimum, technologies offered at no charge increase pricing pressure and threaten revenue potential. For example, IBM recently donated some of its proprietary software to the open source Eclipse initiative. Eclipse has created an open source toolkit in which customers can access and create development technologies at no charge. Wide adoption of this model may reduce demand for some of our products.

A number of factors affecting our revenues makes our future results for a particular period difficult to predict, and therefore we may not meet expectations for a particular period.

           We believe that our revenues have the potential to vary significantly from time to time. These variations could cause our stock price to fluctuate significantly. We believe that these variations may result from many factors, including, but not limited to:

•	timing, and any delay in the introduction, of upgrades to existing products or releases of new products;

•	our limited experience in consistently forecasting revenues across all of our business units and across our geographic regions;

•	the mix of channels through which we sell our products;

•	the relative mix of demand for our various products and services;

•	the size and timing of significant orders and their fulfillment;

•	changes in pricing policies by us or our competitors;

•	customer order deferrals; and

•	product defects that may be discovered from time to time and other product quality problems.

           From time to time, we announce when we expect to introduce a new product. We also attempt to maintain a consistent release schedule for upgrades of existing products. In the past, some of our products have shipped later, sometimes substantially later, than when we originally expected. Due to the uncertainties inherent in software development, it is likely that delays in the introduction of new products will materialize from time to time in the future. If we experience delays in the shipment of new products or product upgrades, we may lose customers or may not achieve anticipated sales during a particular period. As a result, we may not achieve the financial results that we anticipate.

           A significant portion of our customers, particularly enterprise customers, tend to place orders toward the end of a given quarter. Therefore, revenues may be difficult to predict, and any shortfall in revenues for a quarterly period may not be known until late in the quarter. Additionally, our costs, while based on projected revenues, are relatively fixed in the short term. Therefore, if our revenue levels fall below projections, net income may be significantly reduced or result in losses. As a result, we believe that quarterly revenues and operating results will continue to be difficult to forecast, and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of trends or our future performance.

We depend on technologies licensed to us by third parties, particularly those of Sun Microsystems and Microsoft, and the loss of or inability to maintain these licenses could prevent or delay sales or shipments of certain of our products.

           We are dependent on licenses from third-party suppliers for some elements of our products such as various file libraries. In particular, we are dependent on technology licenses from Sun Microsystems for our Java products and we are dependent on licenses from Microsoft for our Delphi, C++Builder, C#Builder and Janeva products. If any of these licenses were terminated or were not renewed, or if these third parties failed to notify us in a timely manner of any new or updated technology, we might not be able to ship such products or provide support for such products, including upgrades. We would then have to seek an alternative to the third party’s technology and, in some cases, an alternative may not exist. This could result in delays in releasing and/or shipping our products, increased costs or reduced functionality of our products which in turn could substantially reduce our revenues.

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

           Our future success depends on growing our company. Failure to manage growth effectively could strain our resources, which would impede our ability to increase revenues. During the past two years, we have increased the number of product releases we make each year and have introduced a number of new products and services. In addition, we have undertaken a number of acquisitions in the last year, diversified our product offerings and increased our international operations. There is a risk that we will be unable to manage the growth that we have recently experienced and that we will be unable to manage our substantially larger company, including our international operations. If we fail to manage these risks, our operating results could suffer.

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

Our historical financial results are based on sales of development applications for currently adopted languages. As the markets for our products in these currently adopted languages mature, our revenues could be harmed.

           Our historical financial information relating to a number of our software development technologies is based on sales of software designed to develop applications for currently adopted platforms and languages (e.g., Windows, C++ and Java) as well as traditional computer hardware platforms (e.g., mainframes, work stations, applications servers, desktop personal computers, notebook computers). For example, many of our most popular products are focused on the Java language and platform, and we continue to invest heavily in software solutions for the Java platform as it evolves, including enterprise-focused standards such as Java 2 Platform, Enterprise Edition, or J2EE, and Enterprise JavaBeans, or EJB. Recently, the growth of the market for our Java solutions has slowed. Similarly, our deployment products, including Borland Enterprise Server, are based on Common Object Request Broker Architecture, or CORBA, a standard for communicating across large enterprise networks. CORBA provides a way to execute software programs written in different programming languages running on different platforms no matter where they reside in the network. While we believe that CORBA has achieved widespread acceptance, critics contend that its penetration tends to be narrow and deep, resulting in large investments by relatively few enterprises. As a result, while we continue to enhance the functionality of these products and expect sales of these technologies to continue to generate a significant percentage of our revenues, we believe these markets are maturing. If Java and CORBA do not sustain the level of adoption that we anticipate, our expected revenues would diminish.

If our development products for Microsoft’s .NET Framework are not successful, our business would be harmed.

           We are currently investing resources in our research and development efforts for the .NET Framework, Microsoft’s new operating environment for software applications. While we have and will continue to release development products that support the .NET Framework, our business would be harmed if our development product for the .NET Framework fails to address the needs of our customers, or if our competitors, particularly Microsoft, develop more effective or efficient products. In addition, despite our efforts to provide effective and compatible development products for the .NET Framework, customers may still elect to use an all-Microsoft development platform. Furthermore, the success of our .NET products is dependent upon Microsoft gaining market acceptance of its .NET Framework. If Microsoft’s .NET Framework does not gain market acceptance or gains acceptance more slowly than we anticipate, our investments in .NET compatible products may not generate their anticipated return. In conjunction with the .NET Framework, Microsoft has a new development language, C#. An alternative to Java, C# is an object-oriented programming language and is based on C++. We believe that C# is gaining in market acceptance. If certain emerging programming languages, such as Microsoft’s C#, gain significantly in popularity and we do not offer a development technology to facilitate development in such languages, our competitiveness could be diminished.

If we are unable to meet rapid changes in technology and introduce competitive products, our existing products could become technologically obsolete.

           The market for our products is characterized by continuous technological advancement, evolving industry standards and changing customer requirements. While we believe that to date we have successfully developed products that incorporate the latest technologies and standards, we cannot be certain that we will successfully design and market new products and upgrades of our current products that are competitive and work with existing and new computer platforms and operating environments. This is especially true regarding the development of comprehensive solutions for the .NET Framework.

Additionally, we face a number of competitive risks in the software market, including, but not limited to, the following:

•	we may introduce products later than competitors’ introductions;

•	competitors may introduce competing products at lower prices or potentially at no cost;

•	our products may not meet customers’ expectations regarding features and performance;

•	competitors’ products based on new technologies or new industry standards may quickly render our existing products obsolete;

•	the free availability of certain core new technologies may lower barriers to entry in our target markets; and

•	in order to match actions by competitors, we may need to provide product upgrades at lower prices, which may result in lower margins and decreased operating results.

If we do not successfully address these risks, our business may be harmed.

If our products do not operate with the wide variety of hardware, software, operating systems, environments and programming languages used by our customers, our revenues would be harmed.

           Our customers use a wide variety of constantly changing hardware, software and operating platforms. We invest and will continue to invest significant resources to develop products for new or emerging software and hardware platforms in the server, desktop, personal digital assistant, mobile, wireless and other environments that may develop from time to time. However, there is a risk that a new hardware or software platform for which we do not provide products could rapidly grow in popularity. In particular, we believe that this risk is substantial for particular proprietary platforms and languages for which we may not be given economically feasible access or access at all. As a result, we may not be in a position to develop products for such platforms or may be late in doing so. If we fail to introduce new products that address the needs of emerging market segments or if our new products do not achieve market acceptance as a result of delays in development or other factors, our future growth and revenue opportunity could suffer.

We rely on independent software vendors, value-added resellers, system integrators and other channel partners to complement our direct sales. If we cease doing business with one or more of these parties, our revenues could suffer.

           We rely on independent software vendors, or ISVs, value-added resellers, or VARs, systems integrators and other channel partners to complement our direct sales. A part of our strategy is to bundle our software in the products offered by VARs. The pricing, terms and conditions of our agreements with these parties are individually negotiated and vary. A majority of these agreements are non-exclusive. Many of our agreements do not require our customers to make a minimum number of purchases, and we have virtually no control over the shipping dates or volumes of systems shipped by our channel partners. Although we believe our relationships with our channel partners have been successful to date, we cannot guarantee that these relationships will continue to be successful or grow or that the channel partners will continue to purchase our products at the anticipated levels in the future. If we do not maintain good relations with our channel partners or if we are unable to secure arrangements with these parties on favorable terms, our business may suffer.

           In addition, we depend on a small number of distributors for a significant portion of our revenue, and we expect that a small number of distributors will continue to account for a significant portion of our revenues for the foreseeable future. Presently, some software distributors are experiencing financial weakness. If we lose a major distributor, such as Ingram Micro, or if we fail to increase the number of our distributors, our ability to maintain or increase our market share could be significantly harmed. As a result, our revenues could drop quickly and unexpectedly.

Failure to expand or grow our professional services offerings and enlist others to provide services for our products could harm our ability to sell comprehensive solutions to enterprise customers.

           We believe that growth in our licenses and other revenues will depend on our ability to provide our customers with comprehensive professional services and to enlist other parties to provide similar services, including systems integrators, distributors and other channel partners. These professional services include maintenance, architectural consulting, training, education and project management. If we fail to attract, train and retain skilled personnel to deliver professional services, our ability to sell comprehensive solutions to enterprise customers could be seriously harmed. Competition for qualified professional services personnel is intense, and we may be unable to attract, train and retain the number of highly qualified professional services personnel that we need.

Our strategic relationships may not achieve their objectives, and the failure to do so could impede our growth.

           We currently maintain a number of important strategic alliances and technology relationships with industry leaders such as BEA Systems, Mercury Interactive, Microsoft, Nokia and Sun Microsystems. Our current technology relationships give us, among other things, early access to emerging technologies, additional resources to market our products, and an entry point to contact potential customers. Similarly, our strategic relationships with systems integrators, such as Accenture, and resellers provide additional expertise to our customers and bolster our service capabilities. In the future, we anticipate exploring additional strategic alliances, technology relationships and other arrangements designed to further all of these goals. Our current or prospective strategic alliances and technology relationships may not achieve their intended objectives, however, and parties to our strategic alliances and technology relationships may not perform as contemplated. Additionally, our allies may choose to terminate their arrangements with us where no binding contractual arrangements exist. The failure to develop or maintain our strategic alliances and technology relationships or our allies’ inability to perform or to opt out of their arrangements with us may impede our ability to introduce new products or enter new markets, and consequently harm our revenue prospects.

Failure to manage our international operations could harm our financial results.

           A substantial portion of our revenues is from international sales. International sales accounted for approximately 57% and 56% of our revenues in the three and nine months ended September 30, 2003, respectively. In addition, following our acquisition of TogetherSoft, an increasing portion of our operations consists of activities outside the United States. We now have research facilities in Singapore, Russia and the Czech Republic. Given our increasing presence in international markets and the potential for sales of our products in international markets, our business is increasingly subject to risks inherent in doing business internationally, including:

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

One or more of these risks could harm our future research operations and international sales. If we are unable to manage these risks of doing business internationally, our results of operations could suffer.

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

We may incur future impairment losses related to intangible assets from prior acquisitions that could harm our future operating results.

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

           In January, 2003, we completed the acquisitions of Starbase and TogetherSoft. As a result, we succeeded to the pre-acquisition federal and state net operating loss and tax credit carryforwards of both companies. Utilization of these federal and state net operating loss and tax credit carryforwards will be subject to a similar annual limitation as discussed above.

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

In addition, as we transition to selling larger, comprehensive solutions, there is the risk that our current products will not prove scalable without substantial effort.

If we are unable to protect our intellectual property, we may lose valuable assets.

           As a software company, our intellectual property rights are among our most valuable assets. We rely on a combination of patent, copyright, trademark, trade secret laws, domain name registrations, confidentiality agreements and other contractual arrangements and other methods to protect our intellectual property rights, but these measures may provide only limited protection. The protective steps we have taken may be inadequate to deter misappropriations of our intellectual property rights. In addition, it may be possible for an unauthorized third party to reverse-engineer or decompile our software products. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights, particularly in certain international markets, making misappropriation of our intellectual property more likely. Litigation may be necessary to protect our intellectual property rights, and such litigation can be time consuming and expensive.

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

Intentional efforts to harm or disrupt the functioning of our software could harm our reputation and result in significant unexpected costs.

           Our products or services may be the target of intentional disruptions, such as software viruses specifically designed to impede the performance of our products. Similarly, experienced computer programmers or hackers may attempt to penetrate our network security and misappropriate proprietary information. If these efforts were successful, our activities could be substantially disrupted, and our reputation and future sales could be harmed.

Our stockholder rights plan, charter documents and Delaware law could discourage an acquisition of our company, even if an acquisition might be viewed as beneficial to our stockholders.

           Our stockholder rights plan and certain provisions in each of our Restated Certificate of Incorporation, Amended and Restated Bylaws and the Delaware General Corporation Law may discourage, delay or prevent an actual or potential change in control of our company even if that change in control could be beneficial to and in the best interests of our stockholders. This could limit our stockholders’ ability to approve a transaction that they may deem to be in their best interests. In addition, our Board of Directors has the authority, without stockholder approval, to fix the rights and preferences of, and issue shares of one or more series of preferred stock.

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

           During the three months ended September 30, 2003, we recorded net foreign exchange losses of $0.3 million. The foreign exchange losses were generated primarily due to the strengthening of the dollar relative to the South Korean Won, the United Kingdom Pound Sterling, the Australian Dollar and the Euro offset against foreign exchange losses due to the strength of the dollar against the Brazilian Real. It is uncertain whether these currency trends will continue. If the U.S. dollar strengthens against these or other major currencies, we will experience foreign exchange losses on our intercompany receivables to the extent that we have not hedged the exposure with foreign currency forward exchange contracts. Such foreign exchange losses could have a material adverse effect on our operating results and cash flows.

           During the three months and nine months ended September 30, 2003, we recorded a foreign currency gain of approximately $0.7 million and $2.5 million, respectively, as part of other comprehensive income due to foreign currency movements on our long-term intercompany balances. As of September 30, 2003, we had $11.6 million and $2.9 million in long-term intercompany balances that are denominated in Australian dollars and Singapore dollars, respectively. We also have a U.S. dollar denominated long-term intercompany receivable with our Brazilian subsidiary of $1.8 million.

           The table below provides information about our derivative financial instruments, comprised of foreign currency forward exchange contracts as of September 30, 2003. The information is provided in U.S. dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates and the net fair value as of September 30, 2003. All forward contracts in the table below are net amounts and represent contracts to sell the currencies listed. These contracts were entered into at the end of the quarter and have no net fair value. These instruments mature within twelve months (dollar amounts in thousands).

	(USD) Notional Amount	Average Contract Rate
Foreign currency forward exchange contracts:
Australian Dollar	$4,000	0.6808
Euro	3,000	1.1669
New Zealand Dollar	400	0.5930
United Kingdom Pound Sterling	2,600	1.6673
Swedish Krona	600	0.1300
Singapore Dollar	4,000	0.5794
Japanese Yen	1,250	0.0090
South Korean Won	900	0.0009

Total	$16,750

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

           The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio as of September 30, 2003 (dollar amounts in thousands).

	2003	2004	2005	2006	2007	There- after	Total
Cash equivalents
Fixed rate	$201,797	—	—	—	—	—	$201,797
Average interest rate	0.87%	—	—	—	—	—	0.87%
Short-term investments
Fixed rate	$5,411	—	—	—	—	—	$5,411
Average interest rate	1.34%	—	—	—	—	—	1.34%

Credit Risks

           Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. Our cash equivalents and short-term investments are in high quality securities placed with major banks and financial institutions and commercial paper. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. As of September 30, 2003, no single group or customer represents greater than 10% of total accounts receivable.

Item 4. Controls and Procedures

           (a)  Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2003 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

           (b)  Changes in Internal Control Over Financial Reporting. During the three months ended September 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

           On November 27, 2002, a stockholder class action and derivative lawsuit, Dieterich v. Harrer, et al., Case No. 02CC00350, was filed against Starbase Corporation and five former directors of Starbase in the Superior Court of the State of California for Orange County, claiming that the former directors had breached fiduciary duties owed to Starbase and stockholders of Starbase. Borland is paying the costs of defending this litigation pursuant to indemnification obligations under the merger agreement relating to the acquisition of Starbase by Borland. Following a series of motions, the case was dismissed without prejudice on August 20, 2003. We previously reported these legal proceedings in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and our Quarterly Report on Form 10-Q for the quarterly periods ended March 31 and June 30, 2003. On October 28, 2003, a stockholder class action, Dieterich v. Harrer, et al, Case No. 024-N, was filed against the former directors of Starbase in Chancery Court of the State of Delaware, alleging breach of fiduciary duties by the former directors of Starbase, Borland, Dale L. Fuller, Keith E. Gottfried, Frederick A. Ball, and Doug Barre. The company is currently reviewing the case and intends to defend itself vigorously. There is no indication at present whether the lawsuit will have a material effect on Borland’s financial condition, results of operations or liquidity.

           In the ordinary course of business, we are involved in other lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial, employment and other matters. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. We believe that, given our current liquidity and cash and investment balances, even were we to receive an adverse judgment with respect to litigation that we are currently a party to, it is likely that such a judgment would not have a material impact on our financial condition, results of operations or liquidity.

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

3.1	Restated Certificate of Incorporation of Borland Software Corporation.*

3.2

Amended and Restated Bylaws (previously filed with the Commission on May 14, 2003 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

3.3	Certificate of Elimination of the Series C Convertible Preferred Stock of Borland Software Corporation.*

Exhibit No.	Description of Exhibit

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

4.4

Stockholder Lock-up Agreement between Borland Software Corporation and Dietrich Charisius, dated as of January 14, 2003 (previously filed with the Commission on March 28, 2003 as an exhibit to Borland’s Annual Report of Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.1	1999 Employee Stock Purchase Plan, as amended.*+

10.2	2003 Supplemental Stock Option Plan, as amended.*+

10.3	Amendment to Employment Agreement between Borland Software Corporation and Dale L. Fuller, dated July 1, 2003.*+

10.4	Employment Agreement between Borland Software Corporation and Scott Arnold, dated October 2, 2003.*+

10.5	Employment Agreement between Borland Software Corporation and Timothy J. Stevens, dated September 17, 2003.*+

10.6	Employment Agreement between Borland Software Corporation and Matthew Thompson, dated October 1, 2003.*+

31.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation pursuant to Rule 13a-14(a).*

31.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).*

32.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.*

32.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.*

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

           A copy of any exhibit will be furnished (at a reasonable cost) to any stockholder of Borland upon receipt of a written request. Such request should be sent to Borland Software Corporation, 100 Enterprise Way, Scotts Valley, California 95066-3249, Attention: Investor Relations.

(b) Reports on Form 8-K

During the three months ended September 30, 2003, Borland filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

Form 8-K filed on July 11, 2003 announcing the retirement of Frederick A. Ball as Executive Vice President of Corporate Development and Mergers & Acquisitions.

Form 8-K filed on July 24, 2003 announcing the financial results for the quarter ended June 30, 2003.

           Form 8-K filed on August 7, 2003 announcing the authorization of an additional $15 million, or a maximum of 1 million shares, of Borland common stock to be repurchased in accordance with a written plan adopted pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BORLAND SOFTWARE CORPORATION (Registrant)

Date: November 13, 2003

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

3.1	Restated Certificate of Incorporation of Borland Software Corporation.*

3.2

Amended and Restated Bylaws (previously filed with the Commission on May 14, 2003 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

3.3	Certificate of Elimination of the Series C Convertible Preferred Stock of Borland Software Corporation.*

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

4.4

Stockholder Lock-up Agreement between Borland Software Corporation and Dietrich Charisius, dated as of January 14, 2003 (previously filed with the Commission on March 28, 2003 as an exhibit to Borland’s Annual Report of Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.1	1999 Employee Stock Purchase Plan, as amended.*+

10.2	2003 Supplemental Stock Option Plan, as amended.*+

10.3	Amendment to Employment Agreement between Borland Software Corporation and Dale L. Fuller, dated July 1, 2003.*+

10.4	Employment Agreement between Borland Software Corporation and Scott Arnold, dated October 2, 2003.*+

10.5	Employment Agreement between Borland Software Corporation and Timothy J. Stevens, dated September 17, 2003.*+

10.6	Employment Agreement between Borland Software Corporation and Matthew Thompson, dated October 1, 2003.*+

31.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation pursuant to Rule 13a-14(a).*

31.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).*

32.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.*

Exhibit No.	Description of Exhibit

32.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.*

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.