Form 10-K
period 2003-12-31
BORLAND SOFTWARE CORP
filed 2004-03-15
CIK 853273

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-10824

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐

Indicate by check mark whether registrant is an accelerated filer.    Yes  ☒    No  ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing sale price of our common stock on June 30, 2003 was approximately $656,233,206. Shares held by each executive officer and director of the registrant and by each person who owns ten percent or more of the outstanding common stock have been excluded from this computation because such persons may be deemed affiliates of the registrant. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

The number of shares of our common stock outstanding as of February 29, 2004 was 81,074,866.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Form 10-K is incorporated therein from our Proxy Statement for our 2003 Annual Meeting of Stockholders (“Proxy Statement”), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2003.

BORLAND SOFTWARE CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2003

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

These forward-looking statements may relate to, but are not limited to, future capital expenditures, acquisitions, revenues, earnings, margins, costs, demand for our products, market and technological trends in the software industry, interest rates and inflation and various economic and business trends. Generally, you can identify forward-looking statements by the use of words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue” and similar expressions or the negative or other variations thereof. Examples of sections containing forward-looking statements include Part I, Item 1, entitled “Business,” and Item 7, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described under “Factors That May Affect Future Results and Market Price of Stock” and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission, or SEC, or in materials incorporated by reference herein or therein. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material and adverse effect on our business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for us to predict new factors, nor can we assess the potential effect of any new factors on us.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers (including us) at its website www.sec.gov. Through our Internet website located at www.borland.com, we make our SEC filings on Forms 10-K, 10-Q and 8-K and any amendments to those filings available free of charge as soon as reasonably practicable after electronic filing with the SEC.

PART I

ITEM 1.    BUSINESS

Overview

We are a leading global provider of software development and deployment solutions that are designed to accelerate the application development lifecycle. We provide our customers solutions that help them deliver better software faster and manage software development projects from beginning to end. By connecting managers, testers, designers and developers, our solutions are designed to improve software quality, accelerate the delivery of software, lower the cost of ownership and reduce risk. We have an installed base of over three million global users that includes leading high technology, telecommunications, government contracting and financial services enterprises.

Businesses use technology to maximize their productivity, and thereby increase the enterprise’s profitability. Enterprises are increasingly demanding more speed, more reliability and a higher return on investment from the software that facilitates their businesses. In this environment of heightened expectations, existing “point solutions” that help developers only with a particular aspect of the application development lifecycle or solutions that rely exclusively on one technology platform are proving inadequate for the complex needs of development teams. We believe enterprises are turning to integrated development solutions that help development teams deliver high quality software quickly.

We believe that our customers turn to us because our products and services offer the following benefits:

•	Greater Development Team Productivity. Our integrated suite of solutions helps our customers in each of the major phases of the application development lifecycle, and consequently maximize developer productivity by simplifying the process of defining, designing, developing, testing and deploying software applications and by providing teams with valuable software configuration management capabilities. As a result, our customers can create and deploy higher-quality applications faster.

•	Quality Enhancement. Our products are designed to enhance the quality of the applications our customers produce. Various products in our suite help developers audit the quality of the code that they produce, enhance the performance and efficiency of their code, re-use existing code for new applications, and assure higher-quality code by testing it for defects and against required parameters.

•	Increased Manageability. We offer our customers one resource to resolve most of their critical software development challenges, from requirements management to code modeling to code programming to testing. We believe this integrated approach to the needs of software development teams provides our customers with greater ability to manage their software development project by providing resources for collaboration among team members, offering managers visibility into the progress of a development project and helping the development teams deliver better, more predictable code.

•	Freedom of Choice. Our suite of products is designed to support all major platforms. Unlike software solutions from major system vendors that force customers to purchase all of their technology infrastructure on a particular platform, our products are designed to provide interoperability between competing platforms. This allows our customers to achieve a fully integrated solution for software implementation while retaining the flexibility to choose the best vendors and technologies for new applications.

Our goal is to become the leading provider of technology solutions for the rapid and effective creation and implementation of software applications. Key elements of our strategy to achieve this goal include:

•	delivering our comprehensive application lifecycle management solutions to large enterprises;

•	delivering products for the development of cross-platform applications, and thereby providing our customers with greater freedom to choose the best solutions available regardless of platform and to utilize legacy investments to address new technological challenges;

•	maintaining our leadership in Java development solutions;

•	developing leading solutions for the .NET Framework;

•	capitalizing on the strength of the “Borland” brand and our worldwide distribution network to sell our new solutions to a broader base of potential customers; and

•	focusing on the needs of our customers.

Industry Background

Businesses use technology to maximize productivity, and thereby increase profitability. As a result, operational success can depend on the strength of a business’s information technology assets, particularly its software. In such an environment, the ability to develop and deploy software efficiently and effectively becomes increasingly important. To assist in the development process, developers initially turned to multiple, non-integrated development tools that helped with discrete aspects of the definition, design, development, testing, change management and deployment of software. Software application development is growing increasingly complex due to shifting standards and increasing requirements, and businesses are more frequently operating in heterogeneous computing environments. As a result, businesses are demanding development software that simplifies the application development lifecycle, reduces the time-to-market of deploying applications, facilitates deployment across multiple platforms and causes minimal disruption to the enterprise.

In addition, enterprises are focused on maximizing their investment in existing information technology. To do so, developers must integrate and enhance the scalability, reliability and manageability of existing information technology and utilize it when introducing new technology platforms. However, this process is among the most complex and costly parts of the software deployment. As a result, development teams are seeking application development software that re-purposes existing software code for deployment to new platforms and uses existing software and hardware in the deployment. Technology facilitating interoperability between new platforms and functioning legacy systems helps enterprises overcome this challenge.

In this environment, we believe enterprises value application development solutions that:

•	accelerate application development and deployment by providing an integrated suite of technologies addressing every phase of the application development process;

•	are platform-neutral, facilitate interoperability and allow for maximum flexibility and freedom of choice in an increasingly cross-platform world;

•	lower the cost of ownership and enhance the return on investment from existing technology infrastructure by integrating it with new software applications; and

•	provide the simplicity and developer control needed to maximize developer productivity through a comprehensive, integrated solution.

Our Integrated Suite of Products

Our integrated suite of products is designed to assist in the rapid and effective development and deployment of software applications critical to our customers’ businesses. Our integrated development solutions are designed to address the various dimensions of an application’s lifecycle—definition, design, development, testing and deployment—and to provide valuable software configuration management capabilities. We believe our integrated suite enhances development team productivity, ensures higher-quality code and reduces the total cost of ownership.

Definition Products.    CaliberRM is our web-based requirements management system that manages the evolution of software requirements as well as the relationship between requirements and documentation, tests, models and code. Once the requirements are captured in CaliberRM, the development, documentation, test creation and project management processes can begin in parallel. With CaliberRM, requirements volatility is made evident, teams can avoid working from stale requirements, developers avoid costly and time-consuming rework, and as a result, developers can build the desired features to meet business needs.

Design Products.    Our Together family of products provides modeling capabilities to help create and communicate better software architecture throughout the application development lifecycle. The Together family of products includes live synchronization between the UML model and the application code to ensure that changes made to the application code are immediately reflected in visual model designs. This enables developers to collaborate across modeling and code development disciplines, and consequently enables improved developer productivity, reduced development time and higher quality applications. Supporting most leading Java 2 Enterprise Edition, or J2EE, platform environments, including IBM WebSphere, BEA WebLogic, Sun, Apple and Jboss, Together products also perform integrated model-to-code audits that assist developers in building maintainable and higher-quality code.

Development Products.    For the development phase, we offer integrated development environments, or IDEs, for the following platforms: Java, Windows/.NET, Linux and C++. Our IDEs are designed to provide easy-to-use aides, templates and utilities for developers to rapidly build and troubleshoot complex software applications.

Java Solutions.    JBuilder is a leading cross-platform environment for building industrial-strength Java applications. JBuilder is designed to speed the development of Java applications, deliver web applications faster, increase code reliability and develop applications for deployment on Windows, Linux, Solaris or Mac OS X platforms.

Windows/.NET Solutions.    We provide a number of IDEs designed to support the rapid delivery of high quality Windows applications as well as applications designed for the .NET Framework. Delphi is designed to allow developers to deliver high quality Windows applications quickly and to port those applications to the .NET Framework. C++Builder is our C++ language development environment that is designed to provide American National Standards Institute, or ANSI, standard development of high-quality Windows applications. C#Builder is our IDE focused on the needs of developers designing software for the emerging .NET Framework.

Linux Solutions.    Kylix is our Linux IDE that is equipped with C++ and Delphi languages to assist developers in building rapid application development solutions and to port those applications cross-platform to Linux.

Testing Products.    Our Optimizeit family of performance management solutions is designed to improve the quality of the code developed by providing profiling and memory debugging to help eliminate performance bottlenecks, thread debugging to detect code deadlocks, and code coverage to locate untested code and identify dead code. Our Optimizeit family of solutions includes Optimizeit Suite, which is designed to identify performance and testing problems in Java applications; Optimizeit Enterprise Suite, which is designed to isolate performance hazards during the development of J2EE applications; Optimizeit ServerTrace, our pre-deployment phase testing solution designed to help customers identify performance hazards before they deploy J2EE applications; and Optimizeit Profiler for .NET, which is designed to provide performance management capabilities such as CPU and memory usage analysis for .NET managed code.

Software Configuration Management, or SCM, Products.    To manage the particular tasks of the application development lifecycle, we offer our customers StarTeam, a leading SCM and change management solution that puts control of the development process in the hands of project teams. By providing users with access to all project assets through a central repository, StarTeam allows teams to manage development projects by providing them with a single repository for managing requirements, resources and changes, tracking defects and threaded discussions, and managing the tasks required for effective project management. With its web-based architecture, data encryption and compression capabilities, we believe StarTeam is a particularly well suited for managing increasingly dispersed development teams.

Deployment Products.    We provide our customers with solutions that help them deploy and manage their e-business applications by providing them with embedded databases and allowing personal digital assistants, or PDAs, and other devices that incorporate embedded computers to be integrated with enterprise applications. Our deployment solutions include VisiBroker, our common object request broker architecture (CORBA) solution for distributed object computing; Borland Enterprise Server/AppServer Edition, our J2EE 1.3 compliant application server; VisiBroker–RT, our CORBA solution for embedded devices; Janeva, which provides customers with secure, high performance interoperability between .NET and CORBA/J2EE technologies; and Deployment OpCenter, a deployment solution designed to provide the bridge between development and deployment in the complex, distributed production environment.

Professional Services

In addition to our award winning products, we offer consulting, training and certification services, as well as comprehensive technical support capabilities. Services provided by our Professional Services Organization include:

Consulting services.    We offer a variety of both packaged and custom consulting services that include architectural assessment, prototyping, legacy migration, application integration, performance evaluation, application deployment and data conversions. In addition, we work with third-party consulting firms and systems integrators that provide reengineering, technology assessments, customization, project management and implementation services.

Training services.    We offer education and training services to assist customers in learning about current technology trends and our products. These programs range from introductory sessions to highly advanced seminars.

Support services.    We provide a range of support services covering application development, deployment and integration issues. We offer such services on site or remotely from our support centers in the U.S., Singapore and the Netherlands. Customers can choose the level of support—from personalized support for large corporations to minimum assistance levels for small businesses.

Certification services.    Our certification program permits individuals and companies to become Borland Product Certified or a Certified Borland Instructor. The product certification exam tests for knowledge of a Borland product’s features and associated technologies and its use in developing software applications.

Customers

Our customers range from leading Fortune 1000 and Global 2000 companies to individual developers. We are increasingly targeting enterprise customers and count as our customers leading financial services, high technology, government contractors and telecommunications enterprises. No customer accounted for more than 10% of our total revenue for the year ended December 31, 2003. Ingram Micro, a reseller, accounted for approximately 12% and 13% of our total revenue for the years ended December 31, 2002 and 2001, respectively. We have a number of separate agreements with various regional Ingram Micro distributors to act as a distributor of our products to resellers. Each agreement is non-exclusive. The agreements generally renew on an annual basis unless prior notice is given.

As we generally ship products upon receipt of orders, our backlog is not significant.

Sales and Marketing

Our sales strategy combines a direct sales organization with an established indirect sales channel. We have recently reorganized our sales and marketing organizations. Sales resources have been allocated to one of three sectors according to opportunity:

•	management of major accounts by named sales representatives;

•	management of smaller accounts by sales personnel on the basis of geography; and

•	leveraging of our traditional strength in the indirect channel by marketing and distributing products worldwide through a network of independent distributors, dealers, value-added resellers, or VARs, specialty catalogue vendors and independent software vendors, or ISVs.

We also market our products through our own e-commerce Internet site. This balanced effort allows us to target both large enterprises with our comprehensive solutions and small-to-medium size businesses and individuals with our discrete products.

We permit our distributors to balance their inventories by periodically returning unsold Borland products in exchange for other Borland products. Accordingly, we maintain allowances for product returns to cover their entire reported inventory.

We conduct operations and sell a substantial portion of our products outside the U.S. In support of those efforts, we maintain overseas offices in a number of foreign countries: Australia, Brazil, Canada, China, Czech Republic, France, Finland, Germany, Hong Kong, India, Italy, Japan, Mexico, Netherlands, New Zealand, Russia, Singapore, South Korea, Spain, Sweden, Taiwan and the United Kingdom. International sales accounted for 56%, 62% and 61% of our total revenues in the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, we market and sell our products in international territories not covered by any of our foreign offices through independent distributors and sales agents, VARs and ISVs.

Our activities in support of our direct and indirect sales efforts, both domestically and internationally, and our ongoing efforts to improve the visibility of our brand include, among other things:

•	creation of sales brochures and other marketing materials;

•	extensive sales training;

•	user conferences, including our own series of Borland conferences, or BorCons;

•	appearances at industry trade shows;

•	technical seminars;

•	cooperative marketing programs;

•	advertising in trade and technical publications;

•	industry analyst briefings;

•	trade and industry association activities;

•	sales promotions; and

•	targeted mailings and emails to current and potential customers.

Research and Development

Our competitive position has developed to a large extent because of our emphasis on research and development, and we believe that our success will continue to depend heavily on our ability to develop new products and upgrades to meet the requirements of our customers and the market. Current research and development efforts are directed at enhancing our current technology and products and on developing new products. Research and development expenses for the years ended December 31, 2003, 2002 and 2001 were $64.3 million, $50.8 million and $46.1 million, respectively, representing 22%, 21% and 21% of our net total revenues in those years.

In addition to domestic research and development facilities in Cupertino, California; Scotts Valley, California; Santa Ana, California; Atlanta, Georgia; and Raleigh, North Carolina, we also maintain research and development facilities internationally in St. Petersburg, Russia; Prague, Czech Republic; and Singapore.

Competition

The market for application development technologies is intensely competitive and is characterized by rapid change due to new and emerging technologies. We face intense competition in the development and marketing of our software products and services. Following is a brief summary of our major products and their main competitors:

Product	Competitive Products
CaliberRM	IBM’s Rational Requisite Pro and Telelogic’s DOORS

Together ControlCenter	IBM’s Rational Rose and Rational XDE, and Embarcadero’s Describe

JBuilder	Eclipse, IBM’s WebSphere Studio Application Developer, BEA Systems Workshop, Oracle’s JDeveloper, JetBrains’ IntelliJ and Sun Microsystems’ Sun One Studio

Delphi/C++Builder/C#Builder	Microsoft’s Visual Studio and Visual Basic

Optimizeit	IBM’s Rational Purify Plus and Quest’s JProbe

Optimizeit ServerTrace	Quest’s PerformaSure and Mercury Interactive’s Optane

StarTeam	Telelogic’s CM Synergy, Merant’s PVCS, IBM’s Rational ClearCase and ClearQuest and MKS’ Source Integrity

Enterprise Server, VisiBroker Edition	Iona’s Orbix

Enterprise Server, AppServer Edition	BEA Systems’ WebLogic, IBM’s WebSphere, Oracle 10g and Sun Microsystems’ ONE

Enterprise Server, Web Edition	Microsoft’s Content Management Server and providers of the Apache Web Server

Janeva	Intrinsic Janet

Some of our competitors, particularly those that are primarily hardware vendors or platform providers, generate a substantially greater proportion of their sales in markets in which we do not directly compete. We believe a number of these competitors view sales of software development technologies as important for enhancing the functionality of, and demand for, their core products. As a result, some companies may bundle software development products that compete with our offerings with their other products, such as application servers, work stations, personal computers, operating systems and databases. When competitors do so, the effective price for software development products that compete with our products may be heavily discounted, nominal or free.

However, we believe that our product quality, performance, price, Borland brand, vendor and product reputation, and product architecture make us competitive. In particular, we believe that our platform-independent positioning and interoperability capabilities, including our ability to integrate with many existing technologies and systems (including, in many cases, those of our competitors), give us an important source of competitive strength.

Manufacturing

Our product development groups produce a set of master CD-ROMs or diskettes and documentation for each of our products which are then sent to manufacturing. All of our manufacturing and order fulfillment is performed by outside contractors, under the supervision of our domestic logistics organization, and includes replication of CD-ROMs or diskettes, printing and production of documentation and packaging materials and assembly of final product packages for shipment to customers. Our products are principally sold in CD-ROM format together with user documentation. We believe that there are adequate supplies and sources for the raw materials used in our products and that there are multiple sources available for CD-ROM replication, printing and production of packaging materials and printing of documentation. We also deliver some of our products directly to our customers via electronic download from the Internet.

We have final quality control tests performed internally on our products that we believe effectively accomplish our product quality assurance goals.

Intellectual Property

Our success depends upon our intellectual property. We rely on a combination of patent, copyright, trademark, trade secret laws and non-disclosure and other contractual agreements to protect our intellectual property. Despite our efforts to protect our intellectual property rights, it may be possible for an unauthorized third party to copy certain portions of our products or to reverse-engineer or obtain and use technology or other information that we regard as proprietary. In addition, the laws of many foreign countries do not protect rights in intellectual property to the same extent as do the laws of the United States. Accordingly, there can be no assurance that we will be able to protect our intellectual property against unauthorized third-party copying or use which could adversely affect our competitive position.

From time to time we receive notices from third parties claiming infringement by our products of third-party patent, trademark and other intellectual property rights. Regardless of the merit of any such claim, responding to these claims could be time consuming and expensive, and may require us to enter into licensing or royalty agreements which may not be offered or available on terms acceptable to us. If a successful claim is made against us and we fail to develop or license a substitute technology, our business could be materially and adversely affected. We expect that our software products will increasingly be subject to such claims as the number of products in our industry increase, the functionality of products overlap and industry participants become more aggressive in using patents offensively.

Our product development depends, in part, on licenses received from third parties. Our Java products require proprietary technology made available by Sun Microsystems, Inc. We license the J2SE, J2EE and J2ME specifications from Sun Microsystems under a license agreement that provides for a five-year term and that expires on December 28, 2005. Our Together Java products require proprietary technology made available to us under a separate J2EE commercial use license agreement, which provides for a three-year term expiring on May 21, 2004. In addition, our C++Builder and C#Builder products require proprietary technology made available by Microsoft Corporation, and we license the Open Tools software, Windows Platform SDK, and related technology from Microsoft Corporation under one or more license agreements, one of which expires on May 2, 2004. While we would expect to renew these agreements, neither Sun nor Microsoft is obligated to do so. Upon expiration of these licenses, we will continue to have the right to distribute our software products containing the version of Java technology incorporated at the time of expiration (in the case of the Sun agreements), and to distribute those versions of our software products containing the Microsoft technology that we distributed prior to expiration (in the case of the Microsoft agreement). However, in the event of termination of the Sun license due to material breach of the terms of the license or upon an action for infringement of intellectual property rights relating to the Java technology by us against Sun Microsystems or any of its other licensees, we are required to return or destroy all copies of the Java technology, including derivative works. Similarly, in the event of termination of the Microsoft license due to a material breach of its terms (or termination in the event that our insolvency or bankruptcy becomes likely), we are required to return or destroy all full or partial copies of the Microsoft technology in our possession or under our control. If either Sun Microsystems or Microsoft Corporation stops making this proprietary technology available to us on commercially reasonable terms, and we are unable to develop or otherwise identify effective alternatives to licensing this technology, our business could be substantially harmed.

Employees

As of February 29, 2004, we employed approximately 1,358 employees, of which 485 are engaged in research and development. From time to time, we have also engaged temporary contract employees both in foreign countries and within the United States. None of our U.S. employees are represented by a labor union, and we have experienced no work stoppages. Employees of some of our foreign subsidiaries are represented by workers’ councils or other similar organizations as required by local law. We believe that relations with our employees are good.

Executive Officers

Our executive officers are appointed annually by our Board of Directors, or the Board, and serve at the discretion of the Board. Set forth below is certain information regarding our current executive officers:

Name	Position	Age
Dale L. Fuller	President and Chief Executive Officer	45

Scott Arnold	Executive Vice President and Chief Operating Officer	40

Brian “Boz” Elloy	Senior Vice President of Software Products	36

Kenneth R. Hahn	Senior Vice President and Chief Financial Officer	37

Timothy J. Stevens	Senior Vice President, General Counsel and Secretary	37

Matthew A. Thompson	Senior Vice President of Worldwide Sales	45

Dale L. Fuller.    Mr. Fuller has served as our President and Chief Executive Officer since December 2000, and as Interim President and Chief Executive Officer from April 1999 to December 2000. He has been a director of Borland since April 1999. Prior to joining Borland, Mr. Fuller was a private investor from 1998 to 1999. From 1996 to 1998, Mr. Fuller served as Chief Executive Officer at WhoWhere? Inc., which was a leading Internet site. From 1995 to 1996, Mr. Fuller served as General Manager and Vice President of the PowerBooks Division at Apple Computer, Inc., a personal computer manufacturer. Prior to joining Apple Computer, Mr. Fuller served as General Manager and Vice President of the Portables Division at NEC Corporation, a personal computer manufacturer, from 1993 to 1995.

Scott Arnold.    Mr. Arnold joined Borland in November 2003 as Executive Vice President and Chief Operating Officer. From 1988 to October 2003, Mr. Arnold served as a partner with McKinsey and Company, a leading business management consulting firm. At McKinsey, Mr. Arnold gained broad experience in operations and strategy through his fifteen years of service to senior technology executives including sustained work with leading enterprise software companies. Most recently, he led the firm’s Technology practice on the West Coast and previously held several leadership roles in the Global High Tech and Telecommunications practices. Mr. Arnold holds an M.B.A. from the Stanford Graduate School of Business and a bachelor’s degree in Electrical Engineering from Duke University.

Brian “Boz” Elloy.    Mr. Elloy joined Borland in October 2002 as Vice President and General Manager of the Enterprise Business Unit. In August 2003, he was promoted to Senior Vice President of Software Products, and is responsible for all product and solutions development for the company. From July 2001 to October 2002, Mr. Elloy served as Senior Vice President Product Development for diCarta Inc., a provider of enterprise contract management software solutions. From March 1999 to July 2001, Mr. Elloy was a Vice President of Applications Product Development for Oracle Corporation, a leading software provider, prior to which he served as Oracle’s Senior Director of Technology from January 1996. Mr. Elloy holds a bachelor’s degree in Information Systems from the Curtin University of Technology, Perth, Western Australia.

Kenneth R. Hahn.    Mr. Hahn joined Borland in October 2002 as Senior Vice President and Chief Financial Officer. Prior to joining Borland, Mr. Hahn was Senior Vice President, Chief Financial Officer and Secretary of

Extensity, Inc., which was then a publicly-traded enterprise software company in the employee relationship management space and which was acquired by Geac Computer Corporation Limited. He also held the positions of Vice President of Finance and Corporate Controller during his employment at Extensity from January 1998 to September 2002. Prior to Extensity, Mr. Hahn was a strategy consultant with the Boston Consulting Group, providing advisory services to Fortune 500 and high technology companies from October 1995 to December 1997. He began his career with PricewaterhouseCoopers LLP, where he completed his five year tenure in the position of audit manager. Mr. Hahn holds an M.B.A. from the Stanford Graduate School of Business, where he was named an Arjay Miller Scholar. He received a bachelor of arts, summa cum laude, in business administration from California State University, Fullerton. Mr. Hahn is a Certified Public Accountant and a Certified Management Accountant.

Timothy J. Stevens.    Mr. Stevens joined Borland in October 2003 as Senior Vice President, General Counsel and Secretary. From 1997 to 2003, Mr. Stevens worked at Inktomi Corporation, a network infrastructure software provider, in a variety of legal and business roles, including General Counsel, General Manager and Senior Vice President of Business Development. From 1991 to 1997, Mr. Stevens was a corporate attorney at Wilson Sonsini Goodrich & Rosati, P.C. Mr. Stevens serves as a member of the board of directors of privately-held Fios, Inc., a leading provider of electronic discovery and litigation readiness services. Mr. Stevens holds a law degree, graduating order of the coif, from the University of California, Davis School of Law. He received bachelor of science degrees in finance and management, summa cum laude, from the University of Oregon.

Matthew A. Thompson.    Mr. Thompson joined Borland in October 2003 as Senior Vice President of Worldwide Sales. Prior to joining Borland, Mr. Thompson was Vice President of Worldwide Sales and Field Operations for Marimba, Inc., a provider of products and services for software change and configuration management, from February 2001 to January 2003. From July 2000 to January 2001, Mr. Thompson was Vice President of Worldwide Sales for Calico Commerce, Inc., a provider of eBusiness applications. Prior to joining Calico, Mr. Thompson spent six years at Cadence Design Systems, a provider of electronics design technologies. While at Cadence, from January 1998 to June 2000, Mr. Thompson served as Senior Vice President, Worldwide Sales and Field Operations and from April 1994 to January 1998 as Vice President, Worldwide Professional Services. Mr. Thompson holds a bachelor of science degree in marketing from Northern Illinois University, DeKalb.

ITEM 2.    PROPERTIES

The following table sets forth the location, approximate square footage and use of each of the principal properties used by us. We lease or sublease all these properties. The leases expire at various times through 2010.

Location	Approximate Square Footage	Use
Scotts Valley, California	149,627	Corporate headquarters, sales, general and administrative and research and development

Cupertino, California	61,200	Executive offices, sales, general and administrative and research and development

St. Petersburg, Russia	32,184	Research and development

Raleigh, North Carolina	25,668	Sales, general and administrative and research and development

Santa Ana, California	21,622	Sales, general and administrative and research and development

Atlanta, Georgia	20,645	Sales, general and administrative and research and development

Singapore	16,608	Sales, general and administrative and research and development

Amstelveen, the Netherlands	14,983	Sales, general and administrative and research and development

We also own additional office space located at 1700-1800 Green Hills Road, Scotts Valley, California, and these facilities are leased to third parties and are held for use on our balance sheet. These facilities comprise approximately 150,000 square feet of space and were constructed in 1988. We lease office space in other cities in the United States as well as in Europe, Canada, Latin America and various countries in Asia Pacific. Our existing facilities are adequate to meet our current and projected needs. We presently have excess facilities under lease, and we are actively negotiating the termination of some of our lease commitments.

ITEM 3.    LEGAL PROCEEDINGS

On November 27, 2002, a stockholder class action and derivative lawsuit, Dieterich v. Harrer, et al., Case No. 02CC00350, was filed against Starbase Corporation, or Starbase, and five former directors of Starbase in the Superior Court of the State of California for Orange County, claiming that the former directors had breached fiduciary duties owed to Starbase and stockholders of Starbase. We are paying the costs of defending this litigation pursuant to indemnification obligations under the merger agreement relating to our acquisition of Starbase. Following a series of motions, the case was dismissed without prejudice on August 20, 2003. On October 28, 2003, a stockholder class action relating to the same matter, Dieterich v. Harrer, et al, Case No. 024-N, was filed against the former directors of Starbase in Chancery Court of the State of Delaware, alleging breach of fiduciary duties by the former directors of Starbase, Borland, Dale L. Fuller, Keith E. Gottfried, Frederick A. Ball, and Doug Barre. We have submitted a motion for summary judgment in the State of Delaware, and we intend to defend ourselves vigorously. There is no indication at present whether the lawsuit will have a material effect on our financial condition, results of operations or liquidity.

In the ordinary course of business, we are involved in other lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial, employment and other matters. In accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. We believe that, given our current liquidity and cash and investment balances, even were we to receive an adverse judgment with respect to litigation that we are currently a party to, it is likely that such a judgment would not have a material impact on our financial condition, results of operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders, through a solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol “BORL.” According to the records of our transfer agent and registrar, Mellon Investor Services, L.L.C., we had approximately 2445 stockholders of record of our common stock as of February 29, 2003. Because many of such shares are held by brokers, institutions and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders. We have not paid dividends since 1988. We intend to retain future earnings for use in our business, and therefore, do not anticipate paying cash dividends in the foreseeable future.

The following table sets forth the high and low sales price per share of our common stock as reported on the Nasdaq National Market for the calendar quarters presented below:

	High	Low
Fiscal Year Ended December 31, 2002
First Quarter ended March 31, 2002	$18.40	$11.29
Second Quarter ended June 30, 2002	$13.04	$8.78
Third Quarter ended September 30, 2002	$11.50	$6.48
Fourth Quarter ended December 31, 2002	$14.85	$7.55

Fiscal Year Ended December 31, 2003
First Quarter ended March 31, 2003	$14.47	$8.80
Second Quarter ended June 30, 2003	$12.05	$8.01
Third Quarter ended September 30, 2003	$11.17	$8.56
Fourth Quarter ended December 31, 2003	$9.93	$8.19

As of March 11, 2004, the most recent practicable date prior to the filing of this Form 10-K, the closing sale price of a share of our common stock was $8.95.

On January 7, 2003, we reserved 395,149 shares of our common stock for issuance upon exercise of stock options as partial consideration for Starbase Corporation.

On January 24, 2003, we issued 7,817,043 shares of our common stock, and reserved an additional 1,181,585 shares for issuance upon exercise of options, as partial consideration for our acquisition of TogetherSoft Corporation, or TogetherSoft. On January 7, 2003, the Commissioner of Corporations of the State of California held a public hearing regarding the acquisition of TogetherSoft and issued a permit, pursuant to which the issuance of Borland securities to TogetherSoft security holders is exempt from registration with the SEC under Section 3(a)(10) of the Securities Act of 1933, as amended. Of the 8,998,628 shares issued in connection with this acquisition, 1,427,773 are subject to lock-up agreements.

Equity Compensation Plan Information

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and rights		Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	11,411,319		$9.83	5,144,039	(2)
Equity compensation plans not approved by security holders	1,217,226	(3)	$10.55	789,724	(4)

Total	12,628,545		$9.90	5,933,763

(1)	The information presented in columns (a) and (b) of this table excludes options we assumed in connection with acquisitions of other companies. As of February 29, 2004, 195,537 shares of our common stock were issuable upon the exercise of those assumed options, at a weighted average exercise price of $105.14 per share.
(2)	Consists of 3,186,637 shares that remain available for future grant under our 2002 Stock Incentive Plan, of which a maximum of 750,000 shares may currently be issued under the stock issuance program; 648,582 shares that remain available for future grant under the 1997 Stock Option Plan; and 1,308,820 shares that remain available for issuance under the 1999 Employee Stock Purchase Plan.
(3)	Consists of 20,580 options outstanding under our 1998 Nonstatutory Stock Option Plan; 766,948 options outstanding under our 2003 Supplemental Stock Option Plan; 194,158 options outstanding under an individual stock option agreement between Borland and Dale L. Fuller; and options outstanding under the following stock plans, which were assumed in connection with various acquisitions, and have been terminated by our board effective April 23, 2003 so that no grants may be made under such plans: 55,872 options outstanding under the TogetherSoft Corporation 2000 Stock Plan, 496 options outstanding under the TogetherSoft Corporation 2001 California Stock Plan, 41,466 options outstanding under the TogetherSoft Corporation 2001 Non-U.S. Stock Plan, 55,132 options outstanding under the TogetherSoft Corporation 2001 Officer Stock Plan, 16,926 options outstanding under the Open Environment Corporation Amended and Restated 1993 Stock Option Plan, and 58,801 options outstanding under the Visigenic Software, Inc. 1995 Stock Option Plan.
(4)	Consists of 56,672 shares that remain available for future grants under our 1998 Non-Statutory Stock Option Plan; 733,052 shares that remain available under our 2003 Supplemental Stock Option Plan; and 0 shares that remained available under the TogetherSoft Corporation 2000 Stock Plan, which was assumed in connection with the acquisition of TogetherSoft Corporation and has been terminated by our board effective April 23, 2003 so that no grants may be made under such plan.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements. Historical results should not be taken as indicative of the results that may be expected for any future period. These data should be read in conjunction with our consolidated financial statements and related notes, which are included elsewhere in this Form 10-K.

Five Year Summary

(In thousands, except net income (loss) per share)

	Year Ended December 31,
	2003	2002		2001		2000		1999
Selected Consolidated Statements of Operations Data
Total net revenues	$295,236	$244,579		$221,711		$191,067		$174,806
Restructuring, litigation, amortization of other intangibles, acquisition-related expenses and other charges	$32,758 (a)	$4,574	(b)	$904	(c)	$287	(d)	$49,900	(e)
Operating income (loss)	$(39,934)	$19,131		$17,834		$12,432		$(82,884)
Other income (charge) items	$500 (f)	$(2,916	)(g)	$383	(h)	$(817	)(i)	$108,002	(j)
Net income (loss)	$(40,544)	$17,360		$23,106		$20,726		$22,684
Net income (loss) per share—basic	$(0.51)	$0.24		$0.34		$0.32		$0.40
Net income (loss) per share—diluted	$(0.51)	$0.23		$0.31		$0.30		$0.36
Shares used in computing basic income (loss) per share	80,249	71,423		66,494		61,357		54,810
Shares used in computing diluted income (loss) per share	80,249	74,769		74,136		69,874		63,408

	Year Ended December 31,
	2003	2002		2001		2000		1999
Selected Consolidated Balance Sheet Data
Cash and short-term investments	$202,646	$296,156		$294,370		$262,559		$197,693
Total assets	$511,789	$433,126		$375,823		$340,903		$313,016
Total long-term obligations	$12,856	$9,638		$10,469		$19,315		$19,462

(a)	Charges for the year ended December 31, 2003 consist primarily of $10.6 million in an earn-out provision in the acquisitions of Redline Software, Inc., or VMGear, and Bedouin, Inc., or Bedouin, $4.5 million in operating expenses from the amortization of other intangibles related to the acquisitions of TogetherSoft, Starbase, VMGear, BoldSoft MDE Aktiebolag, or BoldSoft, and Highlander Engineering, Inc., or Highlander, $13.1 million in restructuring costs resulting from workforce reduction activities and facility lease exit costs during 2003 and a $4.6 million charge for in-process development related to the TogetherSoft acquisition.
(b)

Charges for the year ended December 31, 2002 consist primarily of acquisition-related expenses related to the acquisitions of Starbase, BoldSoft, Highlander, and VMGear. The acquisition-related expenses consisted of $4.6 million in compensation expenses associated with an earnout on the VMGear acquisition, amortization of other intangibles of $0.6 million related to the acquisitions of Starbase, BoldSoft, Highlander and VMGear, restructuring costs of $0.4 million resulting from Highlander and VMGear acquisitions, $0.3 million in charges for in-process research and development on the Starbase acquisition and $0.3 million in write-down of leasehold improvements related to exiting a leased facility. These expenses were offset by a non-recurring benefit of $1.6 million related to reversals of accruals established in prior periods which, due to changes in facts and circumstances, have been determined to be no longer necessary.

(c)	Charges for the year ended December 31, 2001 included acquisition-related expenses and the amortization of other intangibles acquired from Bedouin and Engine Informatica, Ltd., and for compensation expense associated with an earnout provision on the Bedouin acquisition, in the amount of $0.9 million.
(d)	Charges for the year ended December 31, 2000 consist primarily of merger-related expenses of $3.7 million related to the terminated merger with Corel Corporation, restructuring costs of $1.5 million, amortization of intangibles of $0.4 million and in-process research and development of $0.4 million, offset by reversal of certain reserves totaling $5.8 million that were deemed no longer necessary.
(e)	Restructuring and other one-time charges for the year ended December 31, 1999 include a write-down on the sale of real estate of $29.7 million, restructuring and merger-related expenses of $12.1 million and other non-recurring charges of $8.2 million.
(f)	Income for the fiscal year ending December 31, 2003 consists principally of gain from the collection of a note receivable from AppForge, Inc., or AppForge, that was written off as uncollectible in 2002.
(g)	Charges for the year ended December 31, 2002 consist primarily of $2.9 million resulting from the write-down of investments.
(h)	Income for the fiscal year ending December 31, 2001 consists principally of gain from the sale of an investment in Starfish Software, Inc., or Starfish.
(i)	Charge items for the fiscal year ending December 31, 2000 consists principally of loss on the sale of real estate.
(j)	Income items for the fiscal year ended December 31, 1999 consist primarily of income of $100 million from a patent cross-license agreement we entered into with Microsoft Corporation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes a number of forward-looking statements and, with respect to this section, the cautionary language applicable to such forward-looking statements described above in “A Caution About Forward-Looking Statements” found before Item 1 of this Form 10-K is incorporated by reference into this Item 7. Basically, forward-looking statements are management’s best estimates and actual results could differ from those estimates.

Overview

We are a leading provider of software development and deployment solutions designed to improve software quality, accelerate the delivery of software, lower the cost of ownership and reduce the risk of errors by helping customers manage software development projects from beginning to end.

We believe a full understanding of our operating results for the year ended December 31, 2003 requires an understanding both of the elements that drove our company performance and of the macro-economic conditions that affect our business. First, total revenues increased primarily as a result of two substantial acquisitions in January 2003. Second, the market for software development tools that has been our historical revenue base continues to mature, particularly Java development tools. This maturation has put pressure on the pricing of products that constitute much of our historical revenue base, and as a consequence, pressure on our financial results for 2003. Finally, as a result of poor sales execution in 2003, we failed to generate the revenues necessary to support the cost structure in place at the time. As a result, we carried excess costs throughout 2003, which harmed our financial performance throughout the year. In addition to these company-specific factors, we believe our operating results were further affected by the continuing weakness in the software development and deployment solutions market in which we operate, with our potential customers showing a general cautiousness in capital spending on software.

In response to these conditions, particularly the maturation of our traditional market, we have recently begun transforming the company from one focused on selling individual development tools to one focused on selling multi-product enterprise solutions that span the application development lifecycle. As part of this transformation, in 2003 we acquired two companies that provide us with the requirements management, modeling and software configuration management capabilities needed to fill out our suite of application development solutions. We realigned our management and sales organization to support the strategic direction of the company. We restructured many of our operations and conducted reductions in force in an effort to improve organizational efficiencies, control our expense structure, increase sales productivity and drive to a more profitable long-term financial model. Finally, we are in the process of upgrading our marketing and selling efforts to address enterprise opportunities. We expect to continue all of these activities over the next several quarters, and doing so may put pressure on our financial results and operations as we go through this transformation.

In 2004, we will continue to focus on increasing sales force productivity by generating more sales of our multi-product solutions to enterprise customers. As we do so, we expect to compete more directly with larger companies and expect to experience longer sales cycles (which is typical for sales of larger solutions). In addition, in 2004, we will seek to contain departmental spending to levels more consistent with those of other software companies.

We achieved the following financial results during the year ended December 31, 2003:

•	For the year ended December 31, 2003, our consolidated net revenues grew 21% to $295.2 million, from $244.6 million for the year ended December 31, 2002, $74.1 million of which were generated by products acquired from Starbase and TogetherSoft and services related to those products.

•	Licenses and other revenues increased 7% to $219.0 million for the year ended December 31, 2003 from $204.5 million for the year ended December 31, 2002.

•	Service revenues increased 90% to $76.2 million for the year ended December 31, 2003 from $40.1 million for the year ended December 31, 2002.

•	Gross margins decreased to 81% for the year ended December 31, 2003 from 85% for the year ended December 31, 2002.

•	Operating expenses increased 47% to $277.6 million for the year ended December 31, 2003 from $188.3 million for the year ended December 31, 2002, of which $4.5 million and $0.6 million relate to the amortization of other intangible assets for the years ended December 31, 2003 and 2002, respectively.

•	We had a net loss of $40.5 million for the year ended December 31, 2003, compared to net income of $17.4 million for the year ended December 31, 2002.

•	Cash, cash equivalents and short-term investments decreased $93.5 million to $202.6 million as of December 31, 2003 from $296.2 million as of December 31, 2002. The decrease is primarily attributable to cash expended in connection with the acquisitions of Starbase and TogetherSoft.

•	We repurchased 1,983,505 shares of our stock under our stock repurchase programs for a total cost of $18.6 million during the year ended December 31, 2003. This brings the total purchased under our stock repurchase programs to 3,180,705 shares for a cost of $29.1 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and the application of GAAP requires us to make estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by us. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations will be affected.

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as critical accounting policies, which are discussed further below.

In addition to these estimates and assumptions that are utilized in the preparation of historical financial statements, the inability to properly estimate the timing and amount of future revenues could significantly affect our future operations. We must make assumptions and estimates as to the timing and amount of future revenue. Specifically, our sales personnel monitor the status of all proposals, including the estimated closing date and potential dollar amount of such transaction. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period as the estimates and assumptions were made using the best available data at the time, which is subject to change. Specifically, the slowdown in the global economy and information technology spending has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or canceled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion rate of the pipeline into contracts could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations. In addition, because a substantial portion of our software license contracts close in the latter part of a quarter, we may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline in a timely manner, and thereby the delays may adversely and materially affect our business, financial condition or results of operations.

We believe the following are critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive revenues from licenses of our software and sales of related services, which include assistance in implementation and integration, post-contract customer support, training and consulting.

We recognize license fees on contracts that do not involve significant implementation or integration essential to the functionality of our products upon delivery when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is probable. For arrangements with multiple elements, we determine the value for services and post-contract customer support based upon vendor specific objective evidence, or VSOE, in accordance with American Institute of Certified Public Accountants Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition,” or SOP 97-2, and related accounting literature. VSOE for the services element is based upon the standard hourly rates we charge for services, given the complexity of the services and experience of the professional performing the services, or the amount charged on similar transactions. VSOE for annual post-contract customer support is established with the stated future renewal rates included in the contracts or the amount charged on a similar transaction. We recognize revenues for the license portion of a multiple element arrangement based upon the residual contract value as prescribed by SOP No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not generally request collateral from our customers. If we determine that collection of a fee is not probable or there are extended payment terms, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. We recognize revenue for software licensed for a specific time period, or term license, ratably over the term of the license.

Increasingly, we are selling more comprehensive enterprise software solutions. These solutions often involve significant implementation or integration essential to the functionality of our products. We recognize license and service revenues associated with contracts involving significant implementation or integration, either on a percentage-of-completion basis or a completed-contract basis depending on whether or not we can obtain reliable estimates of the costs to complete the work. We classify revenues from these arrangements as license and/or service revenues, based upon the estimated fair value of each element based upon VSOE. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

We recognize revenues upon shipment to our distributors. Due to the level of historic returns and willingness to accept returns from our major distributors, we maintain allowances for product returns from our distributors to cover their unsold reported inventory. Additionally, we maintain allowances for product returns from our channel resellers and end users based upon historical return rates, current economic trends, changes in customer demand and acceptance of our products. We make complex accounting decisions in our percentage-of-completion accounting, involving judgements and estimates as to future costs and recoverability of unbilled amounts. Significant management judgment and estimates must be made and used in connection with establishing our sales returns and other allowances with our channel resellers. The provision for sales returns and rebates amounted to $6.3 million in 2003, as compared to $12.4 million in 2002 and $14.1 million in 2001, reflecting a greater emphasis on direct sales to end users in 2003. We offer return rights to end users only in limited circumstances. If future returns increase over historical levels, additional allowances may be required.

Other service revenues from consulting and training services are recognized as such services are performed. Service revenues from post-contract customer support are recognized ratably over the support period, generally one year.

Accounting for Acquisitions

On January 14, 2003, we completed the acquisition of privately-held TogetherSoft for approximately $82.5 million in cash, 9,050,000 shares of Borland common stock and the assumption of TogetherSoft’s stock option plans. Approximately $22.8 million of the total consideration is being held in escrow to indemnify us against and reimburse us for certain events and cover certain liabilities and transaction costs. Unused funds will be released from escrow at certain times between 2004 and 2007.

Pursuant to a merger agreement, by and between Borland, Starbase and Galaxy Acquisition Corp., on October 11, 2002, we commenced an all-cash tender offer to acquire all outstanding shares of Starbase for aggregate consideration of approximately $24.0 million and $2.0 million in bridge financing that was forgiven upon the consummation of the transaction. In the initial tender offer, which expired on November 22, 2002, we purchased approximately 78.9% of the outstanding Starbase shares for approximately $19.0 million. Upon the completion of the initial tender, we began consolidating the operating results of Starbase. On January 7, 2003 we purchased the remaining shares outstanding for approximately $5.0 million.

During 2002, we also completed the acquisitions of Boldsoft, VMGear and Highlander. We accounted for these acquisitions as purchases in accordance with the provisions of SFAS No. 141, “Business Combinations.” As such, we have reported all the acquired tangible and identifiable intangible assets and assumed liabilities of the acquired companies at fair value. Our determination of the values of our acquired intangibles was based on the discounted cash flow method. We recognize the fair value of the purchased identifiable intangibles as an operating expense over the estimated useful life of the identifiable intangible, unless the identifiable intangible is determined to have an indefinite life. We recognize the fair value associated with in-process technology as an operating expense during the period the transaction is consummated. We value employee stock options assumed as part of the acquisition using the Black-Scholes valuation model. The value of all vested awards and the value of unvested awards in excess of the intrinsic value of the unvested awards are included as part of the purchase consideration. We report the intrinsic value of the unvested awards as deferred compensation and record it as an operating expense over the remaining vesting period of the award. We value our stock issued as part of the purchase consideration based upon the average of the closing price for the five-day trading period surrounding the transaction. We report total consideration in excess of the fair value of the acquired tangible and identifiable intangible assets, net of assumed liabilities, as goodwill.

In accordance with SFAS No. 142, “Goodwill and Other Intangibles,” or SFAS 142, we evaluate the goodwill for impairment on an annual basis. Impairment of goodwill is performed in two steps. First, the carrying value of the reporting unit is compared to the fair value of the reporting unit including the goodwill. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, then we move to the second step of the impairment test. The second step of the impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of the goodwill, the impairment loss shall be recognized as an operating expense in an amount equal to that excess. We performed our evaluation of the goodwill during the quarter ended September 30, 2003 and determined that we had a single reporting unit and that there was no impairment. The market capitalization method was the primary method used to determine the fair values for SFAS 142 impairment purposes. The assumptions supporting the cash flows, including the premium for control, which was assumed to be 25-30%, were determined using our best estimates as of the impairment review. We did not record a loss on impairment of goodwill during the years ended December 31, 2003, 2002 and 2001. See Note 6 of Notes to Consolidated Financial Statements in Item 15 for further discussion of the valuation of goodwill and intangible assets.

We may incur substantial liabilities connected to the termination of employees, asserted claims or litigation, impairment of assets or termination of leases in connection with our acquisitions that are accounted for as purchases. We have incurred such liabilities with the acquisition of Starbase in the year ended December 31, 2002 and TogetherSoft in the year ending December 31, 2003. We estimate merger-related costs at the time of the acquisition and accrue these costs, in accordance with Emerging Issues Task Force, or EITF, Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” or EITF 95-3, with an offsetting entry to goodwill. These accruals involve estimates regarding future events, sometimes several years in the future. We may make revisions and adjustments to the accrual and the related goodwill based on actual events.

Restructuring

We report costs associated with employee terminations and other exit activity in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43,” and SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS 146. We record employee termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required beyond a minimum 60-day retention period from the employee to earn the termination benefits. We recognize facility lease termination obligations, net of estimated sublease income, and other exit costs when we have future payment with no future economic benefit or a commitment to pay the termination costs of a prior commitment. These termination and other exit costs are reported at fair value.

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management specifically analyzes accounts receivable, historical bad debt patterns, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our gross accounts receivable balance was $71.8 million and $64.8 million as of December 31, 2003 and 2002, respectively. Our allowance for doubtful accounts was $7.6 million and $5.6 million as of December 31, 2003 and 2002, respectively.

Stock Based Compensation

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related Interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. We recognize compensation cost for stock options, if any, ratably over the vesting period. Generally, we grant options with an exercise price equal to the closing market price of our stock on the grant date. We granted restricted stock to certain employees and officers during the year ended December 31, 2003. Compensation expense for restricted stock issued was not material in the year ended December 31, 2003. We provide additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123.

Pro Forma Net Income (Loss) and Net Income (Loss) Per Share

Had we recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under our stock option and stock purchase plans, our pro forma net income (loss) and earnings (loss) per share for the years ended December 31, 2003, 2002 and 2001 would have been as follows (amounts in thousands, expect per share data):

	Year Ended December 31,
	2003	2002	2001
Net income (loss):
As reported	$(40,544)	$17,360	$23,106
Stock compensation adjustment—intrinsic value	$124	$—	$—
Stock compensation expense, net of tax	$(18,880)	$(24,843)	$(24,985)
Pro Forma	$(59,300)	$(7,483)	$(1,879)

Net income (loss) per share:
As reported basic	$(0.51)	$0.24	$0.34
As reported diluted	$(0.51)	$0.23	$0.31
Pro Forma basic	$(0.74)	$(0.10)	$(0.03)
Pro Forma diluted	$(0.74)	$(0.10)	$(0.03)

The pro forma amounts include compensation expenses related to stock option grants and stock purchase rights for the years ended December 31, 2003, 2002 and 2001. In future years, the annual compensation expense will increase relative to the fair value of stock options and stock purchase rights granted in those future years.

We account for stock options issued to non-employees, excluding non-employee directors, under SFAS 123 and EITF No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123,” or EITF 96-18. We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. We charge the value of the equity instrument to earnings over the term of the service agreement.

Impairment or Disposal of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, we evaluate the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 requires recognition of impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be disposed. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment was recorded during 2003, 2002 or 2001.

In accordance with SFAS 144, we account for property held for sale at the lower of the carrying value or the fair market value less selling costs, based on an independent appraisal. At December 31, 2002, we classified an office building we own and lease to a third party with a book value of $9.9 million as property held-for-sale, as we were actively seeking a purchaser for the property. At December 31, 2003, this asset was classified as a depreciable asset as we were unsuccessful at selling the property. When the property was put back into service, it was at its prior cost basis, reduced for depreciation expense that would have been recorded during the period the asset was removed from service, as required by SFAS 144.

Investments

From time to time we hold minority interests in companies having operations or technology in areas within our strategic focus. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in the current carrying value of an investment, thereby possibly requiring an impairment charge in the future. In 2002, we recorded a charge of $2.4 million to write-down our investment in Trolltech A.S. and $0.5 million to write-down our loan to AppForge, which was subsequently recovered and recorded as a gain on investments in the year ended December 31, 2003. At December 31, 2003, we do not hold a minority interest in any company.

Income Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109. Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss carryforwards. Based on the weight of the available evidence, we have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

Contingencies

Our current estimated range of liability related to some of the pending litigation is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position. As of December 31, 2003, we have accrued approximately $6.9 million for professional service fees and other settlement costs.

From time to time we receive notices from third parties claiming infringement by our products of third-party patent, trademark and other intellectual property rights, disputing royalties, or disputing other commercial arrangements. Regardless of the merit of any such claim, responding to these claims could be time consuming and expensive, and may require us to enter into licensing or royalty agreements which may not be offered or available on terms acceptable to us. If a successful claim is made against us, our business could be materially and adversely affected. We expect that our software products will increasingly be subject to such claims as the number of products and competitors in our industry segment increases, the functionality of product overlap and industry participants become more aggressive in using patents offensively.

Determining Functional Currencies for the Purpose of Consolidation

We have several foreign subsidiaries which together account for approximately 56% of our total net revenues, 24% of our assets and 30% of our total liabilities as of December 31, 2003.

In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from their functional currencies, generally the local currency, into United States dollars. This process results in exchange gains and losses, which are included as a separate part of our net equity under the caption “Cumulative Comprehensive Income (Loss).”

Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon our management’s determination of the functional currency of each subsidiary. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures is considered the functional currency but any dependency upon the parent and the nature of the subsidiary’s operations is also considered.

Cumulative translation adjustments include any gain or loss associated with the translation of that subsidiary’s financial statements when the functional currency of any subsidiary is the local currency. However, if the functional currency is deemed to be the United States dollar then any gain or loss associated with the translation of these financial statements would be included within our statement of operations. If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized and recorded within our statement of operations in the period during which the disposal occurs. If we determine that there has been a change in the functional currency of a subsidiary to the United States dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

Based on our assessment of the factors discussed above, we consider the relevant subsidiary’s local currency to be the functional currency for each of our international subsidiaries. Accordingly we had cumulative translation gains of approximately $8.1 million and $4.6 million, which were included as part of cumulative comprehensive income within our balance sheet at December 31, 2003 and 2002, respectively. During the years ended December 31, 2003, 2002 and 2001, translation adjustments of $3.5 million, $2.0 million and ($2.3) million, respectively, were included under cumulative comprehensive income (loss). Had we determined that the functional currency of our subsidiaries was the United States dollar, these gains and losses would have been included in our results of operations for each of the years presented.

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar and the significance of the assets, liabilities, revenues and expenses denominated in foreign currencies. These currencies include the Japanese Yen, the Euro, the United Kingdom Pound Sterling, Singapore dollar, Hong Kong dollar, Chinese Yen, Korean Won, Brazilian Real, Russian Ruble, Indian Rupee, Mexican Peso and Australian, New Zealand and Canadian dollars. Any future translation gains or losses could be significantly higher than those noted in each of these years. In addition, if we determine that a change in the functional currency of one of our subsidiaries has occurred at any point in time or we sell or liquidate one of our subsidiaries, we would be required to include any translation gains or losses from the date of change in our statement of operations. Hedging activities are discussed under Foreign Currency Risk in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Recent Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements in Item 15 for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

RESULTS OF OPERATIONS

The following table presents our Consolidated Statements of Operations data and its percentage of revenues for the years ended December 31, 2003, 2002 and 2001 (in thousands, except percentages):

	2003		2002		2001
Licenses and other revenues	$219,044	74%	$204,481	84%	$187,044	84%
Service revenues	76,192	26	40,098	16	34,727	16

Total net revenues	295,236	100	244,579	100	221,771	100

Cost of licenses and other revenues	12,650	4	15,222	6	13,447	6
Cost of service revenues	26,898	9	20,798	9	22,454	10
Amortization of acquired intangibles (*)	18,055	6	1,112	0	311	0

Cost of revenues	57,603	19	37,132	15	36,212	16

Gross profit	237,633	81	207,447	85	185,559	84
Selling, general and administrative	180,558	61	132,946	54	120,721	54
Research and development	64,251	22	50,796	21	46,100	21
Restructuring, litigation, amortization of other intangibles, acquisition-related expenses and other charges	32,758	11	4,574	2	904	1

Total operating expenses	277,567	94	188,316	77	167,725	76

Operating income (loss)	(39,934)	(14)	19,131	8	17,834	8
Interest income, net and other	2,861	1	6,869	3	10,734	5
Gain (loss) on investments and long-term asset	500	0	(2,916)	(1)	383	0

Income (loss) before income taxes	(36,573)	(12)	23,084	9	28,951	13

Income tax provision	3,971	1	5,724	2	5,845	3

Net income (loss)	$(40,544)	(14%)	$17,360	7%	$23,106	10%

*	During the year ended December 31, 2003 we reclassified from operating expense to cost of revenue the amortization of purchased technology and maintenance contracts for the years ended December 31, 2002 and 2001. The reclassification did not change total revenue, net income (loss), or net income (loss) per share. See Note 4 of Notes to Consolidated Financial Statements.

Total Net Revenues

The following table presents our net revenues for the years ended December 31, 2003, 2002 and 2001, and dollar and percentage changes from the prior year (in thousands, except percentages).

		Change			Change
	2003	$	%	2002	$	%	2001
Total net revenues	$295,236	$50,657	21%	$244,579	$22,808	10%	$221,771
As percent of total net revenues	100%	—	—	100%	—	—	100%

We derive revenues from licenses of our software and the sale of related services.

Licenses and Other Revenues

The following table presents our licenses and other revenues for the years ended December 31, 2003, 2002 and 2001, and dollar and percentage changes from the prior year (in thousands, except percentages).

		Change			Change
	2003	$	%	2002	$	%	2001
Licenses and other revenues	$219,044	$14,563	7%	$204,481	$17,437	9%	$187,044
As percent of total net revenues	74%	—	—	84%	—	—	84%

In 2003, we began aligning our presentation of licenses and other revenues to better reflect our Application Lifecycle Management, or ALM, strategy. Specifically, we have three major product categories: Design, Develop and Deploy. Design includes the products from our recent acquisitions of TogetherSoft and Starbase: StarTeam, CaliberRM, Together and other related design and management products. Develop includes two major categories: Java, which includes JBuilder, Java Studio and Optimizeit, and .NET, which includes Delphi, C#Builder, C++Builder, Kylix and C++ Mobile Edition. Deploy is comprised of our Borland Enterprise Server products, InterBase, Janeva and other enterprise products.

Compared to our reporting for the year ended December 31, 2002, Design is a new category, Develop encompasses our former Java and RAD product lines, and Deploy encompasses the products that we previously described as the Enterprise product group. We have sought to provide comparability between historic product groups, while updating our nomenclature to reflect new platforms and our ALM strategy.

Licenses and other revenues represent amounts for license fees and royalties earned for granting customers the right to use our software products. Licenses and other revenues were $219.0 million, $204.5 million and $187.0 million for the years ended December 31, 2003, 2002 and 2001, respectively, and represented 74%, 84% and 84% of net revenues for the years then ended, respectively.

The following table presents our licenses and other revenues by product category and its percentage of total licenses and other revenues for the years ended December 31, 2003, 2002 and 2001 (in thousands, except percentages):

	2003		2002		2001
Design	$50,489	23%	$3,600	2%	$—	—
Develop	124,662	57%	153,855	75%	137,396	73%
Deploy	43,893	20%	47,026	23%	49,648	27%

Net licenses and other revenues	$219,044	100%	$204,481	100%	$187,044	100%

Design.    There were no licenses and other revenues from our Design product group for the year ended December 31, 2001. We completed the acquisitions of TogetherSoft and Starbase and began consolidating their results in January 2003 and December 2002, respectively. In the future, we expect the license revenues from the Design product group to represent a larger percentage of our total license revenues as these products will represent more significant components within our ALM solution.

Develop.    Licenses and other revenues from our Java product lines represented $77.3 million, $94.1 million and $77.0 million of licenses and other revenues from our Develop product group for the years ended December 2003, 2002 and 2001, respectively. The 18% decrease in licenses and other revenues in our Java product lines during the year ended December 31, 2003 as compared with the same period in 2002 was due to lower revenues from our JBuilder product line partially offset by growth in our Optimizeit product line. We believe the market growth in adoption of new Java development technology has slowed, and consequently our sales of JBuilder have slowed. Additionally, as more of our Java customers have purchased maintenance contracts that provide them with upgrades, we believe we will generate less revenue from product upgrades. We believe that revenue growth from our JBuilder product will be dependent upon the expansion of the Java development market and the success of our ALM solutions in the Java market. The 22% increase in licenses and other revenues in our Java product lines during the year ended December 31, 2002 as compared with the same period in 2001 was primarily due to growth in the Java market and, to a lesser extent, to the introduction of Optimizeit into our product offerings.

Licenses and other revenues from our .NET product lines represented $47.4 million, $59.8 million and $60.4 million of licenses and other revenues from our Develop product group for the years ended December 31, 2003, 2002 and 2001, respectively. The 21% decrease in licenses and other revenues from our .NET product lines during the year ended December 31, 2003 was primarily attributable to the lack of a major product version release earlier in the year. Delphi 8 was released in the last half of the fourth quarter of 2003, as compared to 2002, which included the releases of Delphi 7 in the third quarter of 2002 and C++Builder 6 in the first quarter of 2002. The growth in our .NET product lines will be dependent upon the rate of adoption of the .NET Framework and our ability to provide compelling development solutions that compete with, complement or enhance offerings from Microsoft. Also, we expect to benefit from offering design and deployment solutions that complement the Microsoft’s existing development solutions, as we do not compete directly against Microsoft in these areas. The 1% decrease in licenses and other revenues from our .NET product lines during the year ended December 31, 2002 as compared with the same period in 2001 was primarily due to the general economic conditions, the maturation of our products and the timing of new product releases as mentioned above for C++Builder and Delphi 7.

Deploy.    The 7% decrease in licenses and other revenues from our Deploy product group for the year ended December 31, 2003 as compared with the same period in 2002 was due to lower revenues generated from our VisiBroker and application server products. The 5% decrease in licenses and other revenues from our Deploy product group for the year ended December 31, 2002 as compared with the same period in 2001 was due to lower revenues generated from our VisiBroker server product. We believe that these reductions in licenses and other revenues from our Deploy products were a result of recessionary economic conditions, especially in the telecommunications and financial sectors, and geopolitical uncertainty. Revenue growth from our Deploy products category will depend upon the recovery in corporate spending for deployment solutions, our ability to capture a greater portion of government spending on technology, our ability to provide compelling technical solutions for software deployment to differentiate ourselves from our competitors and our ability to integrate our Deploy products with our Design and Develop products.

Service Revenues

The following table presents our service revenues for the years ended December 31, 2003, 2002 and 2001, and dollar and percentage changes from the prior year (in thousands, except percentages).

		Change			Change
	2003	$	%	2002	$	%	2001
Service revenues	$76,192	$36,094	90%	$40,098	$5,371	15%	$34,727
As percent of total net revenues	26%	—	—	16%	—	—	16%

Service revenues represent amounts earned for technical support, consulting and training services for software products. The increase in service revenues in the year ended December 31, 2003 from the year ended December 31, 2002 was primarily a result of an increase in technical support revenues and, to a lesser extent, an increase in consulting revenues.

The following table presents our services and other revenues by service category and its percentage of total services and other revenues for the years ended December 31, 2003, 2002 and 2001 (in thousands, except percentages):

	2003		2002		2001
Technical support	$53,108	70%	$25,148	63%	$22,507	65%
Consulting and training	23,084	30%	14,950	37%	12,220	35%

Services and other revenues	$76,192	100%	$40,098	100%	$34,727	100%

The 111% year to year growth in technical support revenues from 2002 to 2003 was due to the acquisitions of TogetherSoft and Starbase, and a larger percentage of our customers purchasing support contracts. Historically, a greater percentage of TogetherSoft and Starbase revenues were from larger enterprises, therefore a greater percentage of their customers purchased support contracts. With the acquisitions completed in 2003, our support revenues benefited from the fair value of support contracts assumed in the acquisitions and the annual renewals of those contracts. The 12% growth in technical support revenues in 2002 from 2001 was due to increased sales of our enterprise-level support offerings, principally due to the increased demand for our Java products in 2002 when compared to 2001. The 82% increase in consulting revenues for the year ended December 31, 2003, when compared with the same period in the prior year, was due to an increased emphasis on products with a greater process focus (our Design products) and approximately $3.8 million in consulting revenue recognized from large development projects with three technology partners. The 25% increase in consulting revenues for the year ended December 31, 2002, when compared with the same period in 2001, was due to the timing of the completion of certain consulting engagements.

Over the longer term, we expect growth, if any, in our support revenues and our consulting and training revenues to depend on our success in selling our solutions into larger enterprises with greater frequency. Our service revenues may also grow as our new enterprise solution offerings increase in complexity and include more services as a component of larger sales contracts. However, not all of the resultant incremental service revenue will accrue to us directly, depending on our success in partnering with systems integrators. If we are unsuccessful in expanding or finding new engagements we may experience decreases in our consulting revenue as we complete large consulting engagements.

International Net Revenues

Revenues from sources outside the United States, or non-U.S. revenues, represented approximately 56%, 62% and 60% of total net revenues for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in the percentage of non-U.S. revenues for the year ended December 31, 2003 as compared to the years ended December 31, 2002 and 2001, was principally due to the acquisitions of Starbase and TogetherSoft, which had greater percentages of their revenues from the U.S. In 2004, we expect non-U.S. revenues to continue to represent more than 50% of total net revenues.

The following table presents our total net revenues by region and its percentage of total net revenues for the years ended December 31, 2003, 2002 and 2001 (in thousands, except percentages):

	2003		2002		2001
Americas.	$146,035	49%	$109,031	45%	$100,348	45%
EMEA	104,976	36%	88,382	36%	84,103	38%
Asia Pacific	44,225	15%	47,166	19%	37,320	17%

Total net revenues	$295,236	100%	$244,579	100%	$221,771	100%

Our Americas operations include activities of our parent company located in the United States and subsidiaries in Canada, Mexico and Brazil. Our EMEA operations include activities of our subsidiaries in the

Netherlands, Germany, United Kingdom, Sweden, Finland, Italy and France and branch offices in Spain and Russia. Our Asia Pacific operations include activities of our subsidiaries in Singapore, Japan, Taiwan, Korea, Hong Kong, China, India, Australia and New Zealand.

During the year ended December 31, 2003, we experienced an increase in our Americas revenues of $37.0 million, or 34% from the year ended December 31, 2002. The increase in our Americas license revenues was due to revenues from our new Design product lines ($27.4 million for the year ended December 31, 2003). Also, we experienced an increase in our Americas service revenues of $26.1 million or 113% from the year ended December 31, 2002. However, increased Design license revenues and overall service revenues were partially offset by lower revenues from our Develop product lines ($5.0 million, or 9% decrease) and our Deploy product lines ($7.8 million, or 31% decrease) during the year ended December 31, 2003 when compared to the prior year. The increase in Americas revenues when comparing the year ended December 31, 2002 to the same period in 2001 relates to increases in our license revenues from our new Design product lines ($3.6 million, or 100% increase) and Develop product lines ($6.8 million, or 14% increase), and an increase in our service revenues ($2.7 million, or 13% increase). These increases were partially offset by a decrease in our Deploy product lines ($4.4 million, or 15% decrease).

The increase in our EMEA revenues for the year ended December 31, 2003 as compared to the same period in the prior year relates primarily to changes in foreign currency exchange rates. The following fluctuation analysis is based on actual exchange rates. During the year ended December 31, 2003, we experienced an increase in our EMEA revenues of $16.6 million or 19% from the year ended December 31, 2002. The increase in our EMEA license revenues was due to revenue from our new Design product lines ($17.3 million for the year ended December 31, 2003). Also, we experienced an increase in our EMEA service revenues of $9.1 million or 76% from the year ended December 31, 2002. Increased Design license revenues and overall service revenues were partially offset by lower revenues from our Develop product lines ($9.6 million, or 16% decrease) during the year ended December 31, 2003 when compared to the prior year. The 5% increase in EMEA revenues when comparing the year ended December 31, 2002 to the same period in 2001 relates to increases in our license revenues from our Develop product lines ($2.4 million, or 4% increase) and our Deploy product lines ($0.6 million, or 3% increase), and an increase in our service revenues ($1.3 million, or 12% increase).

During the year ended December 31, 2003, we experienced a decrease in our Asia Pacific license revenues of $3.9 million or 9% when compared with the year ended December 31, 2002. The decrease in our Asia Pacific license revenues was due to lower revenues from our Develop product lines ($11.3 million or 34% decrease) during the year ended December 31, 2003 when compared with the year earlier. We experienced an increase in our Asia Pacific service revenues of $1.0 million or 19% from the year ended December 31, 2002. Increased license revenues from our new Design product lines ($5.8 million during the year ended December 31, 2003), Deploy product lines ($1.6 million or 18% increase) and overall services revenues partially offset the impact of the lower Develop license revenues. The 26% increase in Asia Pacific revenues when comparing the year ended December 31, 2002 to the same period in 2001 relates to increases in our license revenues from our Develop product lines ($6.2 million, or 23% increase) and our Deploy product lines ($2.3 million, or 36% increase), and an increase in our service revenues ($1.4 million, or 38% increase).

Total net revenues from Japan were $21.5 million, $25.5 million and $23.6 million, in the years ended December 31, 2003, 2002, and 2001, respectively, and represented 7%, 10% and 11% of total net revenues in the years ended December 31, 2003, 2002, and 2001, respectively. Total net revenues from Germany were $30.7 million, $27.1 million and $24.6 million, in the years ended December 31, 2003, 2002, and 2001, respectively, and represented 10%, 11% and 11% of total net revenues in the years ended December 31, 2003, 2002, and 2001, respectively. No other country accounted for total net revenues greater than 10% of total net revenues in the years ended December 31, 2003, 2002, and 2001.

Our non-U.S. revenues would be harmed if the United States dollar were to strengthen against major foreign currencies, including the Japanese Yen, the United Kingdom Pound Sterling and the Euro.

Cost of Revenues

The following table presents our cost of revenues for the years ended December 31, 2003, 2002 and 2001, and dollar and percentage changes from the prior year (in thousands, except percentages).

		Change			Change
	2003	$	%	2002	$	%	2001
Cost of licenses and other revenues	$12,650	$(2,572)	(17)%	$15,222	$1,775	13%	$13,447
As percent of license and other revenues	6%	—	—	7%	—	—	7%
Cost of service revenues	$26,898	$6,100	29%	$20,798	$(1,656)	(7)%	$22,454
As percent of service revenues	35%	—	—	52%	—	—	65%
Amortization of acquired intangibles	$18,055	$16,943	1,524%	$1,112	$801	258%	$311
As percent of license and other revenues	8%	—	—	1%	—	—	0%

Cost of Licenses and Other Revenues

Cost of licenses and other revenues consists primarily of production costs, product packaging costs and royalties paid to third-party vendors. The reduction in the cost of licenses and other revenues when comparing the years ended December 31, 2003 and 2002 was principally attributable to a reduction in direct production costs and inventory costs, as we had a larger percentage of our licenses and other revenues generated from large corporate contracts. Typically, large enterprise and corporate licenses are delivered electronically or represent additional licenses of software that have already been delivered. This has the impact of reducing our production costs and inventory costs. Royalty costs were 2% of licenses and other revenues in each of the years ended December 31, 2003, 2002 and 2001, respectively. If royalty costs as a percentage of licenses and other revenues had increased by 1% of licenses and other revenues, we would have experienced an additional cost of licenses and other revenues of $2.2 million, $2.0 million and $1.9 million in the years ended December 31, 2003, 2002 and 2001, respectively. The level of royalty costs in future periods will be dependent upon our ability to obtain favorable licensing terms for our products that include third-party technology and the extent to which we include such third-party technology in our product offerings.

Cost of Service Revenues

The following table presents our cost of service revenues by service category and its percentage of total cost of service revenues for the years ended December 31, 2003, 2002 and 2001 (in thousands, except percentages):

	2003		2002		2001
Technical support	$6,454	24%	$5,959	29%	$5,801	26%
Consulting and training	20,444	76%	14,839	71%	16,653	74%

Cost of service revenues	$26,898	100%	$20,798	100%	$22,454	100%

Cost of service revenues consists primarily of salaries and benefits, third-party contractor costs and related expenses incurred in providing customer support, consulting and training. Service revenues gross margins were 65%, 48% and 35% in the years ended December 31, 2003, 2002 and 2001, respectively. The increase in gross margins for the year ended December 31, 2003 when compared with the year ended December 31, 2002 was due to an increase in support revenues resulting from the assumed support obligations, and corresponding renewals, from the acquisitions of TogetherSoft and Starbase. The increase in gross margins for the year ended December 31, 2002 when compared with the year ended December 31, 2001 was due to a decrease in consulting and training costs during the year ended December 31, 2002. In future periods, we expect increases in our cost of service revenues as our service revenues grow to support the deployment of enterprise software solutions and as the consulting and training revenues become a larger component of service revenues.

Amortization of Acquired Intangibles

Amortization of acquired intangibles consists of the amortization of purchased technology and maintenance contracts from acquisitions. The increase in the amortization of acquired intangibles when comparing the years ended December 31, 2003 and 2002 was principally attributable to the acquisitions of TogetherSoft and Starbase. The increase in the amortization of acquired intangibles when comparing the years ended December 31, 2002 and 2001 was principally attributable to the acquisitions VMGear, Highlander and Boldsoft.

Operating Expenses

Selling, General and Administrative Expenses

The following table presents our sales, general and administrative expenses for the years ended December 31, 2003, 2002 and 2001, and dollar and percentage changes from the prior year (in thousands, except percentages).

		Change			Change
	2003	$	%	2002	$	%	2001
Sales, general and administrative expenses	$180,558	$47,612	36%	$132,946	$12,225	10%	$120,721
As percent of total net revenue	61%	—	—	54%	—	—	54%

The increase in selling, general and administrative expenses was principally attributable to an increase in our employee-related expenses of 36% for the year ended December 31, 2003, as compared with 2002. This was primarily due to an increase in headcount as a result of the acquisitions of TogetherSoft and Starbase. In addition, our facilities cost increased 31% for the year ended December 31, 2003 as compared with 2002 as we assumed the lease obligations of TogetherSoft and Starbase. Selling, general and administrative expenses increased in absolute dollars in the year ended December 31, 2002 from the year ended December 31, 2001 primarily due to the increase in salaries related to the expansion of our direct sales force and marketing organization.

Research and Development Expenses

The following table presents our research and development expenses for the years ended December 31, 2003, 2002 and 2001, and dollar and percentage changes from the prior year (in thousands, except percentages).

		Change			Change
	2003	$	%	2002	$	%	2001
Research and development expenses	$64,251	$13,455	26%	$50,796	$4,696	10%	$46,100
As percent of total net revenue	22%	—	—	21%	—	—	21%

The increase in research and development expenses was principally attributable to an increase in our research and development employee-related expenses of 35% for the year ended December 31, 2003, as compared with 2002. This was primarily due to an increase in our research and development headcount as a result of the acquisitions of TogetherSoft and Starbase. In addition, we recorded research and development charges of $2.2 million during the year ended December 31, 2003, resulting from the write-off of the loan receivable from AltoWeb, Inc. or AltoWeb. There were no comparable charges during the years ended December 30, 2002 or 2001.

During 2002, we entered into contracts to perform non-recurring engineering projects for several customers. Under these arrangements, we received cash payments for engineering services upon the achievement and delivery of certain milestones. During 2002, we accounted for cash payments of $2.6 million received under these arrangements as a reduction of research and development expenses. During 2003, changes to the services provided caused these arrangements to become recurring engineering projects. As such, we accounted for the arrangements as services revenue with the associated costs included in cost of services. There were no costs incurred in relation to these arrangements in the year ended December 31, 2001.

Restructuring, Litigation, Amortization of Other Intangibles and Acquisition-Related Expenses

The following table summarizes our restructuring, litigation, amortization of other intangibles and acquisition-related expenses activity for the years ended December 31, 2003, 2002 and 2001 (in thousands, except percentages):

	2003		2002		2001
Restructuring	$13,091	40%	$681	15%	$—	0%
Amortization of other intangibles	4,505	14%	558	12%	495	55%
Acquisition-related expenses	10,562	32%	4,623	101%	409	45%
Non-recurring benefit from reversal of litigation and restructuring accruals	—	0%	(1,588)	(35)%	—	0%
In-process research and development	4,600	14%	300	7%	—	0%

Total	$32,758	100%	$4,574	100%	$904	100%

During the year ended December 31, 2003, we recorded $13.1 million in restructuring costs from redundancies as a result of the TogetherSoft and Starbase acquisitions and excess facilities in the United Kingdom, $4.5 million in operating expenses from the amortization of other purchased intangibles from the TogetherSoft, Starbase, VMGear, Bedouin, Boldsoft and Highlander acquisitions, $10.6 million in acquisition related expenses, which is principally associated with the earn-out provision of the VMGear acquisition, and a $4.6 million charge for in-process development related to the TogetherSoft acquisition.

During the year ended December 31, 2002, we recorded $0.4 million in restructuring costs resulting from the Highlander and VMGear acquisitions, $0.3 million in write-down of leasehold improvements related to exiting a leased facility, $0.6 million in operating expenses from the amortization of other purchased intangibles acquired from Starbase, Boldsoft, Highlander, Bedouin and VMGear, $4.6 million in compensation expense associated with an earn-out provision in the VMGear and Bedouin acquisitions and $0.3 million charge for in-process development related to the Starbase acquisition. In 2002, we also recorded a non-recurring benefit totaling $1.6 million related to the settlement of various litigation matters. These benefits resulted from the reversal of reserves established in prior periods based upon estimates of the cost of resolving the litigation.

During the year ended December 31, 2001, we recorded operating expenses for acquisition-related expenses and the amortization of other purchased intangibles acquired from Bedouin and Engine Informatica, Ltd. and compensation expense associated with an earnout provision in the Bedouin acquisition, in the amount of $0.9 million.

The following table summarizes our restructuring and merger-related activity accounted for according to SFAS 146 and EITF 94-3, as applicable, for the years ended December 31, 2003, 2002 and 2001 (amounts in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2000	$1,052	$620	$500	$2,172
2001 restructuring	228	—	—	228
Cash paid during 2001	(806)	(379)	—	(1,185)
Non-cash costs	50	—	(364)	(314)
Reversal of previous restructuring	(195)	38	157	—

Accrual at December 31, 2001	329	279	293	901
2002 restructuring	—	681	—	681
Cash paid during 2002	(229)	(412)	—	(641)
Non-cash costs	49	22	(13)	58
Reversal of previous restructuring	—	108	(108)	—

Accrual at December 31, 2002	149	678	172	999
March 2003 restructuring	961	2,024	50	3,035
September 2003 restructuring	2,419	1,063	170	3,652
December 2003 restructuring	3,376	405	258	4,039
Cash paid and write-offs during 2003	(3,406)	(3,289)	(176)	(6,871)
Reclassification from long-term restructuring	—	1,377	—	1,377

Accrual at December 31, 2003	$3,499	$2,258	$474	$6,231

We recorded a restructuring accrual in the amount of $4.0 million, $3.7 million and $3.0 million during the quarters ended December 31, 2003, September 30, 2003 and March 31, 2003, respectively. Our December 2003 restructuring accrual included $3.4 million resulting from headcount reductions of 149 employees, including 115 in sales and general and administrative and 34 in research and development, and $0.4 million resulting from the termination of certain facilities leases. This amount represents our remaining lease payments less anticipated sublease income and is recorded in current liabilities. The total long-term lease termination obligation as of December 31, 2003 was $3.9 million.

Our September 2003 restructuring accrual included $2.4 million resulting from headcount reductions of 110 employees, including 75 in sales and general and administrative and 35 in research and development, and $1.1 million resulting from the termination of certain facilities leases.

Our March 2003 restructuring accrual included $1.0 million resulting from headcount reductions of 28 employees, including 19 in sales and general and administrative and 9 in research and development, and $2.0 million resulting from the termination of certain facilities leases. In addition, we recorded an additional charge of $2.4 million for a change in estimated lease termination costs related to two facilities in the United Kingdom. In January 2004 we settled our obligation on one of the two facilities and are actively working to settle the other. Due to the timing of payments under the lease agreements, we recorded these costs as a part of long-term restructuring. The restructuring charges relating to operating leases have been recorded, net of assumed sublease income and present value factors.

We believe that our 2003 restructuring activities will reduce our expense levels, resulting in a cost structure that is better aligned with anticipated revenues. Specifically, we expect the restructuring activities, along with their cost control initiatives, will reduce our quarterly operating expenses by up to approximately $5.0 million from where operating expenses would have been absent the restructuring activities.

The total restructuring charges and related cash outlays are based on our current estimates, which may change materially if significant fluctuations in foreign currencies occur, if further consolidations are required or if actual lease-related expenditures or sublease income differ from amounts currently expected. We will review the status of our restructuring activities quarterly and, if appropriate, record changes in estimates related to our restructuring obligations in current operations.

Because the benefits related to our restructuring activities are derived from management’s estimates, which are based on currently available information, our restructurings may not achieve the benefits currently anticipated or on the timetable or at the level currently contemplated. Please refer to “We may not be able to complete our restructuring efforts at a cost and a time that we presently anticipate, and the failure to do so may result in additional expense in future periods, which would harm our results of operations under “Factors That May Affect Future Results And Market Price Of Stock” included in this Annual Report on Form 10-K, for further discussion of risks associated with our restructurings.

Loss on Write-Down of Investments and Long-Term Assets

During the year ended December 31, 2002, we recorded a loss of $2.9 million to write down certain investments and long-term assets. This loss related to a charge of $2.4 million for the write-off, at cost, of an investment in Trolltech A.S. and a charge of $0.5 million to write off a loan that was deemed uncollectible. In July 2003, we recovered $0.5 million in consideration for the loan receivable. During the year ended December 31, 2003 there were no write-downs of long-term investments or long-term assets.

Gain on Sale of Corporate Assets

We previously held a minority common stock interest in Starfish. On September 23, 1998, Motorola, Inc. completed the acquisition of Starfish. The acquisition involved a combination of cash and Motorola common stock, part of which was withheld in escrow. Based upon the cash and common stock consideration received or released from escrow, we recorded a gain of approximately $0.4 million during the year ended December 31, 2001.

Interest Income, Net and Other

The following table presents our interest income, net and other for the years ended December 31, 2003, 2002 and 2001, and dollar and percentage changes from the prior year (in thousands, except percentages).

		Change			Change
	2003	$	%	2002	$	%	2001
Interest income, net and other	$2,861	$(4,008)	(58)%	$6,869	$(3,865)	36%	$10,734
As percent of total net revenue	1%	—	—	3%	—	—	5%

The decline in interest income, net and other during 2003 when compared to 2002 reflects a decrease in interest income of $4.4 million due to lower cash balances resulting from the payment of cash consideration in connection with the TogetherSoft and Starbase acquisitions and lower prevailing interest rates. Other income also decreased due to a decrease in rental income from our property on Green Hills Road, Scotts Valley, California of $1.9 million for the year ended December 31, 2003 when compared to the year ended December 31, 2002. These declines were partially offset by the impact of changes in foreign currency gains and losses. There was a foreign currency gain of $0.4 million and a foreign currency loss of $1.3 million for the years ended December 31, 2003 and 2002, respectively. The currency gain recorded for the year ended December 31, 2003 was primarily due to the United States dollar’s weakening against the Japanese Yen, Brazilian Real, the Australian dollar and the Euro. The currency loss recorded for the year ended December 31, 2002 was due primarily to a gain in the United States dollar against the Brazilian Real, the Australian dollar and the Euro. The decline in interest income, net and other during 2002 when compared with 2001 reflects a decrease in interest income of $4.0 million, despite higher cash balances, due to a decline in prevailing interest rates. The weighted-average yields on investments in the year ended December 31, 2003 ranged between 1.2% and 3.3%, between 2.0% and 2.4% in the year ended December 31, 2002 and between 2.4% and 4.3% in the year ended December 31, 2001. Changes in interest rates will continue to affect our interest income performance in future periods.

Income Taxes

On a consolidated basis, we generated a pre-tax loss of approximately $36.6 million for the year ended December 31, 2003, and a pre-tax profit of approximately $23.1 million and $29.0 million for the years ended December 31, 2002 and 2001, respectively. We recorded an income tax provision of approximately $4.0 million, $5.7 million and $5.8 million for the years ended December 31, 2003, 2002 and 2001, respectively, which equaled (11%), 25% and 20% of our pre-tax profit (loss), respectively. The change in income tax provision as a percentage of pre-tax profit in 2003 from 2002 was principally related to a greater amount of our non-U.S. pretax profits being subject to tax, and to a taxable loss in the U.S. The change in income tax provision as a percentage of pre-tax profit in 2002 from 2001 was principally related to a greater amount of our non-U.S. pretax profits being subject to tax, and to a reduction in the utilization of net operating loss, or NOL, carryforwards.

Our effective tax rate is primarily dependent on the location of taxable profits, if any, due to our NOL carryforwards in certain, but not all, jurisdictions, and the imposition of withholding taxes on revenues regardless of our profitability. We currently expect that our effective tax rate will approximately range between 25% and 30% in 2004, but our actual rate will be highly dependent on jurisdictional mix.

Our income tax provision for the year ended December 31, 2003 differs from the statutory tax rate principally due to our inability to benefit from our NOLs in the U.S., and due to income taxes in certain non-U.S. jurisdictions and withholding taxes on certain payments we receive from non-U.S. persons that are imposed regardless of our profitability.

For U.S. federal and state income tax purposes, we have NOL carryforwards of approximately $295.3 million and $3.8 million at December 31, 2003, respectively. The amount of NOL carryforwards has increased significantly from December 31, 2002 as we have succeeded to the U.S. federal NOL carryforwards of TogetherSoft and Starbase in the amounts of $1.3 million and $47.0 million, respectively. In the event that we can utilize these NOL carryforwards against our U.S. federal taxable income, we will release a portion of the valuation allowance against goodwill.

We also have available U.S. federal and state tax credit carryforwards of approximately $26.5 million and $9.4 million, respectively. These credit carryforwards expire between 2005 and 2021, if not utilized. We also have Alternative Minimum Tax, or AMT, credit carryforwards for U.S. federal income tax purposes of approximately $1.0 million, which do not expire. Utilization of federal and state NOL and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization. We also have approximately $33.6 million of NOL carryforwards in various foreign jurisdictions.

Deferred tax assets and related valuation allowances of approximately $52.7 million relate to certain U.S. NOL carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

At December 31, 2003 and 2002, we had reserved a substantial portion of our deferred tax assets. We believe sufficient uncertainty exists regarding the realizability of the deferred tax assets, caused by the impact on our net operating losses of factors including our acquisition strategy, continued competition in all the markets in which we participate, the possibility of future industry consolidation and the uncertainty of predicting our future income, such that a valuation allowance has been provided.

Liquidity and Capital Resources

Cash and cash equivalents.    Cash, cash equivalents and short-term investments were $202.6 million at December 31, 2003 million, a decrease of $93.6 million from a balance of $296.2 million at December 31, 2002. Working capital decreased $106.8 million during the year ended December 31, 2003 to $139.9 million at December 31, 2003 from $246.7 million at December 31, 2002. This decrease was principally due to $76.9 million in cash used to purchase TogetherSoft and Starbase, $7.7 million in negative working capital assumed in the acquisition of TogetherSoft, and $18.6 million used to repurchase common stock. Working capital decreased to $246.7 million at December 31, 2002 from $258.6 million at December 31, 2001.

Liabilities and leases.    As of December 31, 2003, we have other long-term liabilities of approximately $12.9 million, which consisted principally of tax liabilities and non-current restructuring accruals. As of December 31, 2003, contractual commitments are as follows (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Operating leases	$12,376	$10,677	$6,009	$5,110	$4,770	$5,665	$44,607
Restructuring-related operating leases	2,244	782	782	782	782	3,214	8,586

Total commitments	$14,620	$11,459	$6,791	$5,892	$5,552	$8,879	$53,193

The restructuring-related operating leases above represent total lease commitments that are not associated with continuing operations. We have recorded restructuring-related operating lease obligations in our restructuring accrual, net of assumed sublease income and present value factors.

Net cash used in and provided by operating activities.    Net cash used in operating activities during the year ended December 31, 2003 was $12.7 million, which included a net loss of $40.5 million, $33.2 million in non-cash items and $5.4 million in changes in working capital, excluding cash. Net cash paid for severance and facilities costs associated with restructuring was approximately $7.1 million during the year ended December 31, 2003.

Net cash provided by operating activities during the year ended December 31, 2002 was $25.6 million, which included $17.4 million in net income, $8.3 million in non-cash items and $0.1 million in changes in working capital, excluding cash. Net cash paid for severance and facilities costs associated with restructuring was approximately $0.8 million during the year ended December 31, 2002.

Net cash provided by operating activities during the year ended December 31, 2001 was $35.2 million, which included $23.1 million in net income, $7.2 million in non-cash expenses such as depreciation and amortization and $5.0 million in changes in working capital, excluding cash. Net cash paid for severance and facilities costs associated with restructuring was approximately $1.2 million in 2001.

In relation to our restructuring activities during the year ended December 31, 2003, we expect to make restructuring-related payments during our fiscal quarter ended March 31, 2004 of approximately $3.0 million in severance related payments and approximately $1.8 million in facility-related payments. We are actively negotiating the termination of some of our lease commitments.

To the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities result from changes in working capital. Our primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be affected by the terms of accounts payable arrangements. We anticipate our operating expenses to remain relatively stable for the foreseeable future and as a result we intend to fund our operating expenses through cash flows from operations.

Net cash provided by and used in investing activities.    Net cash used in investing activities during the year ended December 31, 2003 was $32.3 million. For the year ended December 31, 2003, we made cash payments of approximately $76.9 million as consideration for the acquisitions of TogetherSoft and Starbase, and purchases of property and equipment of $6.6 million, partially offset by net sales of short-term investments of approximately $50.8 million. We collected $0.5 million from AppForge in July 2003 that related to a note receivable that was written off in 2002.

Net cash used in investing activities during the year ended December 31, 2002 was $72.5 million. For the year ended December 31, 2002, we had net purchases of short-term investments of approximately $42.5 million and purchases of property and equipment of $3.5 million. We used cash to fund several acquisitions of software companies and assets of software companies, including Starbase ($18.8 million, representing our 79% interest), VMGear ($2.2 million) and BoldSoft ($0.9 million). We also acquired Highlander by the assumption of certain liabilities of Highlander and a cash earnout commitment not to exceed $2.0 million over a two year period contingent upon the financial performance of the acquired software products and services. We incurred costs related to the acquisition of TogetherSoft of $1.7 million in 2002. We also entered into bridge loans with AltoWeb and AppForge in the amounts of $2.5 million and $0.5 million, respectively.

Net cash provided by investing activities during the year ended December 31, 2001 was $27.2 million. For the year ended December 31, 2001, we had net sales of short-term investments of approximately $32.0 million partially offset by acquisitions of $4.9 million in property and equipment.

We expect that during the year ended December 31, 2004 our cash used in acquisition-related activities will be significantly less than during the year ended December 31, 2003. However, if needed, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or products lines. We expect significant activity in purchases and sales of short-term investments as we take advantage of movements in short-term interest rates while considering our short-term cash requirements.

Net cash provided by and used in financing activities.    Net cash used in financing activities during the year ended December 31, 2003 was $1.9 million, consisting primarily of $19.1 million used for the repurchase of our common stock partially offset by $17.2 million received for the issuance of shares of our common stock from option exercises and employee stock purchase plan, or ESPP, purchases.

Net cash provided by financing activities during the year ended December 31, 2002 was $3.7 million, consisting primarily of $11.5 million received for the issuance of shares of our common stock from option exercises and ESPP purchases partially offset by $7.8 million for the repurchase of our common stock.

Net cash provided by financing activities during the year ended December 31, 2001 was $3.8 million, consisting primarily of $16.1 million received for the issuance of shares of our common stock from option exercises and ESPP purchases partially offset by $8.8 million for the re-payment of a mortgage note related to an office building in Scotts Valley, California and $3.6 million for the repurchase of our common stock.

In February 2004, our Board of Directors authorized an increase to our existing discretionary stock repurchase program of up to $30.0 million, increasing total repurchase authorizations since September 2001 to $75.0 million.

We expect that during the year ended December 31, 2004 our cash provided by and used in financing activities will remain consistent with our 2003 levels.

Currency.    Although we partially hedge our foreign currency exchange rate risk, strengthening of the U.S. dollar against the Euro, United Kingdom Pound Sterling, Australian and Singapore dollars and Japanese Yen could harm our business. We cannot predict currency exchange rate fluctuations and there can be no assurance that foreign currency exchange rates will not have a material adverse impact on our future cash flows and operating results. See further discussion of foreign currency risk in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Acquisitions.    The aggregate amount of cash paid relating to acquisitions during the year ended December 31, 2003 was approximately $76.9 million. See Note 6 of Notes to Consolidated Financial Statements in Item 15 for a detailed discussion of completed acquisitions, which have affected our liquidity.

Off-Balance Sheet Arrangements.    As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, we are not involved in any material unconsolidated SPE transactions.

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

Approval of Non-Audit Services

Information required by this item will be set forth in the Proxy Statement for the 2004 Annual Meeting of Stockholders under the headings “Ratification of Selection of PricewaterhouseCoopers LLP as our Independent Accountants,” which information is incorporated herein by reference.

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

We are undergoing a transformation from a company that focuses on the development and distribution of discrete development tools to the development and distribution of comprehensive development solutions. This transformation has taken many forms (each of which involves substantial risks), including:

•	Changes in go-to-market strategy. To achieve increased sales force productivity, we must complete more large revenue, multi-product sales of our application lifecycle management, or ALM, solutions. To do so, we must coordinate the efforts of our marketing, sales, and services organizations to focus on the needs of large enterprises. These tasks are complicated and involve many people and processes. If we fail to coordinate these efforts, we will not satisfy the demands of the large enterprise customers that we are targeting and will not achieve our anticipated revenues.

•	Changes in the make-up of our executive management. Several members of our executive management team, including our chief operating officer, our general counsel, and our senior vice president of worldwide sales, recently joined us. As a result, the executive team has a relatively short history working together, and it is unclear whether they will be able to manage the company effectively. If they are unable to work together effectively, our business will suffer.

•

Changes in our sales organization.    We have recently focused our sales effort on enterprise customers. As a part of this effort to transform our sales organization, we have established a new focus on large strategic accounts, re-allocated the territories in which our sales force operates and terminated a number of sales professionals. We are making these changes throughout our global sales force, but they have been particularly acute in the United States. In addition, to improve upon our sales execution, we recently installed a new sales leadership team. We expect to continue to make changes in our sales organization to focus more effort on enterprise customers. These efforts risk precipitating the departure of other sales executives, may prove unsuccessful in increasing our sales to enterprise customers, and may prove unsuccessful in increasing our revenues.

•	Reductions in force. In an effort to streamline our organization and improve our financial model, we recently reduced the number of employees in the company from 1,541 in September 2003 to 1,358 in February 2004, including a reduction of 70 employees in our research and development operations. Given the substantial cuts that we made, there is a risk that we will not be able to ship new products or product upgrades at the times that we originally planned. If we experience delays in the shipment of new products or product upgrades, we may lose customers or may not achieve anticipated sales during a particular period.

•	Changes in product mix. We now offer a wider array of products that focus on the software development needs of large enterprises. Sales to large enterprises often are accompanied by long sales cycles. Given our relative inexperience in serving this market, we may be unable to accurately forecast revenues derived from these customers. If we fail to accurately forecast revenues, we may not achieve the net income that we anticipate, which could harm our stock price.

•	International operations. We now have research facilities in Singapore, Russia and the Czech Republic, and we have a direct sales force in place in 26 countries around the world. We may experience difficulty in efficiently and effectively managing our geographically dispersed organization. As a result, our results of operations may suffer.

These are just a few of the types of risks associated with transforming the company to a provider of broad software development solutions. There are several other types of risks inherent in such a process, generally described in the following paragraphs and throughout this document. While we believe that transforming the organization to focus on the development and delivery of comprehensive solutions to enterprise customers is critical to growing our revenue and achieving higher operating margins, we may be unable to complete this transformation smoothly and quickly. If we are unable to manage the process smoothly and quickly, our business will be harmed.

We are relatively new to selling comprehensive solutions for the application development lifecycle, and we may not be able to successfully compete in that broader market.

The application development lifecycle market has been evolving, as customers are increasingly demanding software that address each stage of the application development lifecycle. While we believe we maintain strong relationships with the IT organizations in large enterprises through our developer network, we do not have extensive experience selling comprehensive development solutions. Historically, we have focused on selling particular products for particular segments of the application development lifecycle, most notably development tools. We believe our comprehensive suite of solutions are attractive to large enterprises. However, we have little history of selling this comprehensive suite of solutions, and we may be unable to transition effectively to selling these solutions to large enterprises. To compete successfully in the application development lifecycle market, we believe we will need to:

•	develop and reinforce corporate-level messaging that convinces executive-level IT professionals of the need to consider our solutions;

•	develop stronger relationships with systems integrators and other strategic partners with access to enterprise accounts;

•	develop stronger relationships with executive-level IT professionals responsible for making enterprise-wide purchasing decisions;

•	coordinate the activities of our various product organizations to provide fully integrated products, including synchronizing release cycles; and

•	compete with several very large and well-established companies with more experience in these markets.

If we are unable to do any of the foregoing, our operating results will suffer.

If we are unsuccessful in selling into larger enterprises or if we fail to establish strategic relationships with systems integrators, our business will suffer.

Historically, our sales efforts have been a combination of an indirect sales channel that sells individual point products and a direct sales force that managed largely modest accounts on the basis of geography. We have recently focused our sales efforts on selling enterprise-wide solutions to large customers, as we believe our future growth will depend in large measure on our ability to sell comprehensive ALM solutions to these larger enterprises. To that end, we have introduced sales personnel who will be dedicated exclusively on named enterprise accounts. If the introduction of these sales personnel dedicated enterprise accounts is unsuccessful in generating significant revenues from the larger enterprise customers that are our focus, our ability to sell our comprehensive ALM suite will be greatly diminished, and as a consequence, our revenues will be harmed.

As part of our new focus on enterprise customers, we are attempting to establish strategic relationships with large systems integrators. Given their access to enterprise customers and their ability to implement our products across large enterprises, we believe these systems integrators are important to our sales, marketing and support activities with large enterprise customers. If successful, we believe that these relationships will expand the distribution of our products. To succeed in establishing relationships with these systems integrators, we need to ensure that we provide services that complement the core service offerings of these systems integrators. If we are unsuccessful in establishing or maintaining good relations with large systems integrators, our ability to sell our ALM solutions to large enterprise will be greatly diminished, and as a consequence, our revenues will be harmed.

Our increasing focus on enterprise customers may lengthen our sales cycles and increase fluctuations in our financial results.

As we seek to license our software directly to large enterprises, we have experienced sales cycles that are substantially more lengthy and uncertain than those associated with our traditional business of licensing software through indirect and retail channels. As we focus on large transactions that involve multiple elements, the enterprise customers, who are the focus of our sales strategy, generally require us to expend substantial time, effort and money in establishing the relationship and in educating them about our solutions. Also, sales to enterprise customers generally require an extensive sales effort throughout the customer’s organization and often require final approval by the customer’s chief information officer or other senior executive employee. In particular, we believe that purchase decisions on complete ALM solutions often involve more senior-level employees than sales of the discrete development products that we have traditionally sold. These factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made in any particular quarter, or at all. We have experienced and expect to continue to experience delays and uncertainty in our sales cycle as well as increased up-front expenses in connection with our enterprise sales efforts. The timing of the execution of enterprise volume licenses, or their non-renewal by large customers, could cause our results of operations to vary significantly from quarter to quarter.

We may not be able to successfully compete against current and potential competitors.

Our markets are intensely competitive and our competitors are some of the largest software providers in the world. Rapid change, new and emerging technologies, and fierce competition characterize these markets. Below is a table of our chief competitors for each of our product lines:

Product	Competitive Products
CaliberRM	IBM’s Rational Requisite Pro and Telelogic’s DOORS

Together ControlCenter	IBM’s Rational Rose and Rational XDE, and Embarcadero’s Describe

JBuilder	Eclipse, IBM’s WebSphere Studio Application Developer, BEA Systems Workshop, Oracle’s JDeveloper, JetBrains’ IntelliJ and Sun Microsystems’ Sun One Studio

Delphi/C++Builder/C#Builder	Microsoft’s Visual Studio and Visual Basic

Optimizeit	IBM’s Rational Purify Plus and Quest’s JProbe

Optimizeit ServerTrace	Quest’s PerformaSure

StarTeam	Telelogic’s CM Synergy, Merant’s PVCS, IBM’s Rational ClearCase and ClearQuest and MKS’ Source Integrity

Enterprise Server, VisiBroker Edition	Iona’s Orbix

Enterprise Server, AppServer Edition	BEA Systems’ WebLogic, IBM’s WebSphere, Oracle 10g and Sun Microsystems’ ONE

Enterprise Server, Web Edition	Microsoft’s Content Management Server and providers of the Apache Web Server

Janeva	Intrinsic Janet

We attempt to differentiate our products from our competitors’ products based on interoperability, cost of ownership, performance, level of integration and reliability. In the future, we may be unable to successfully differentiate our products from those of our competitors. Many of our competitors have substantially greater financial, management, marketing and technical resources than we have. In addition, many of our competitors have well established relationships with our current and potential customers, extensive knowledge of the market, substantial experience in selling enterprise solutions, and extensive product development, sales and marketing resources. As a result of their greater resources and established relationships, these competitors may be more successful than we are at developing and marketing products in our markets.

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

In addition to bundled offerings and bundling arrangements, some competitors make available to their customers for no charge products that compete with our software development solutions, including our JBuilder product. While we believe that products made available at minimal or no cost are not able to compete with our offerings on the basis of quality, performance and reliability, freely available competitive technologies are a risk to our business. At a minimum, technologies offered at no charge increase pricing pressure and threaten revenue potential. For example, IBM has donated some of its proprietary software to the open source Eclipse initiative. Eclipse has created an open source toolkit in which customers can access and create development technologies at no charge. Wide adoption of this model may reduce demand for some of our products.

A number of factors affecting our revenues make our future results for a particular period difficult to predict, and therefore we may not meet expectations for a particular period.

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

As a result of the foregoing, revenues may be difficult to predict, and any shortfall in revenues for a quarterly period may not be known until late in the quarter. Additionally, our costs, while based on projected revenues, are relatively fixed in the short term. Therefore, if our revenue levels fall below projections, net income may be significantly reduced or result in losses. As a result, we believe that quarterly revenues and operating results will continue to be difficult to forecast, and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of trends or our future performance.

We depend on technologies licensed to us by third parties, particularly Sun Microsystems and Microsoft, and the loss of or inability to maintain these licenses could prevent or delay sales or shipments of certain of our products.

We are dependent on licenses from third-party suppliers for some elements of our products such as various file libraries. In particular, we depend on technology licenses from Sun Microsystems for our Java and Janeva products, and we depend on licenses from Microsoft for our Delphi, C++Builder, C#Builder and Janeva products. If any of these licenses were terminated or were not renewed, or if these third parties failed to notify us in a timely manner of any new or updated technology, we might not be able to ship such products or provide support for such products, including upgrades. We would then have to seek an alternative to the third party’s technology and, in some cases, an alternative may not exist. This could result in delays in releasing and/or shipping our products, increased costs or reduced functionality of our products, which in turn could substantially reduce our revenues.

Our historical financial results are based on sales of development solutions for currently adopted languages. As the markets for our products in these currently adopted languages mature, our revenues could be harmed.

Our historical financial information relating to a number of our software development technologies is based on sales of software designed to develop applications for currently adopted platforms and languages (e.g., Windows, C++ and Java) as well as traditional computer hardware platforms (e.g., mainframes, work stations, applications servers, desktop personal computers, notebook computers). For example, many of our most popular products are focused on the Java language and platform, and we continue to invest heavily in software solutions for the Java platform as it evolves, including enterprise-focused standards such as Java 2 Platform, Enterprise Edition (J2EE), and Enterprise JavaBeans (EJB). Recently, the growth of the market for our Java solutions has slowed. Similarly, our deployment products, including Borland Enterprise Server, are based on Common Object Request Broker Architecture, or CORBA, a standard for communicating across large enterprise networks. CORBA provides a way to execute software programs written in different programming languages running on different platforms no matter where they reside in the network. While we believe that CORBA has achieved widespread acceptance, critics contend that its penetration tends to be narrow and deep, resulting in large investments by relatively few enterprises. As a result, while we continue to enhance the functionality of these products and expect sales of these technologies to continue to generate a significant percentage of our revenues, we believe these markets are maturing. If Java and CORBA do not sustain the level of adoption that we anticipate, our expected revenues would diminish.

If our products for Microsoft’s .NET Framework are not successful, our business would be harmed.

We are currently investing resources in our research and development efforts for the .NET Framework, Microsoft’s new operating environment for software applications. While we have and will continue to release software products that support the .NET Framework, our business would be harmed if our products for the .NET Framework fail to address the needs of our customers, or if our competitors, particularly Microsoft, develop more effective or efficient products. In addition, despite our efforts to provide effective and compatible development products for the .NET Framework, customers may still elect to use an all-Microsoft development platform. Furthermore, the success of our .NET products is dependent upon Microsoft gaining market acceptance of its .NET Framework. If Microsoft’s .NET Framework does not gain market acceptance or gains acceptance more slowly than we anticipate, our investments in .NET compatible products may not generate their anticipated return. In conjunction with the .NET Framework, Microsoft has a new development language, C#. An alternative to Java, C# is an object-oriented programming language and is based on C++. We believe that C# is gaining in market acceptance. If certain emerging programming languages, such as Microsoft’s C#, gain significantly in popularity and we do not offer a development technology to facilitate development in such languages, our competitiveness could be diminished.

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

Additionally, we face a number of competitive risks in the software market, including, but not limited to, the following:

•	competitors may introduce products earlier than we do;

•	competitors may introduce competing products at lower prices or potentially at no cost;

•	our products may not meet customers’ expectations regarding features and performance;

•	competitors’ products based on new technologies or new industry standards may render our existing products obsolete;

•	the free availability of certain new technologies may lower barriers to entry in our target markets; and

•	in order to match actions by competitors, we may need to provide product upgrades at lower prices, which may result in lower margins and decreased operating results.

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

We rely on independent software vendors, value-added resellers, systems integrators and other channel partners to complement our direct sales. If we cease doing business with one or more of these parties, our revenues could suffer.

We rely on independent software vendors, or ISVs, value-added resellers, or VARs, systems integrators and other channel partners to complement our direct sales. The pricing, terms and conditions of our agreements with these parties are individually negotiated and vary. A majority of these agreements are non-exclusive. Many of our agreements do not require these channel partners to make a minimum number of purchases, and we have virtually no control over the shipping dates or volumes of systems shipped by our channel partners. Although we believe our relationships with these parties have been successful to date, we cannot guarantee that these relationships will continue to be successful or grow or that the channel partners will continue to purchase our products at the anticipated levels in the future. If we do not maintain good relations with our channel and other partners or if we are unable to secure arrangements with these parties on favorable terms, our business may suffer.

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

Failure to expand our professional services offerings and enlist others to provide services for our products could harm our ability to sell comprehensive solutions to enterprise customers.

We believe that growth in our licenses and other revenues will depend on our ability to provide our customers with comprehensive professional services and to enlist other parties to provide similar services, including systems integrators, distributors and other channel partners. These professional services include maintenance, architectural consulting, training, education and project management. If we fail to attract, train and retain skilled personnel or to establish beneficial relationships with system integrators to deliver professional services, our ability to sell comprehensive solutions to enterprise customers could be seriously harmed. Competition for qualified professional services personnel is intense, and we may be unable to attract, train and retain the number of highly qualified professional services personnel that we need.

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

A substantial portion of our revenues is from international sales. International sales accounted for approximately 56% of our revenues in the year ended December 31, 2003, with each of Germany and Japan accounting for significant portions of our total revenue. In addition, following our acquisition of TogetherSoft, an increasing portion of our operations consists of activities outside the United States. We now have research facilities in Singapore, Sweden, Russia and the Czech Republic. We rely on personnel in our international locations to properly account for and manage our international operations. Given our increasing presence in international markets and the potential for sales of our products in international markets, our business is increasingly subject to risks inherent in doing business internationally, including:

•	the difficulty of staffing and managing an organization spread over various countries and continents;

•	potentially reduced or less certain protection for intellectual property rights than is available under the laws of the United States;

•	longer payment cycles in some countries and greater difficulty in collecting accounts receivable;

•	fluctuations in foreign currency exchange rates;

•	restrictions on the expatriation of currency from a particular country;

•	export restrictions, tariffs, duties and other trade barriers;

•	changes in regulatory requirements and resulting costs;

•	compliance with various conflicting laws and regulations, including employment laws, and resulting costs;

•	terrorist activity; and

•	war, threats of war or political or economic instability in certain parts of the world.

One or more of these risks could harm our future research operations and international sales. If we are unable to manage these risks of doing business internationally, our results of operations could suffer.

Because competition for qualified technical and management personnel is intense, we may not be able to recruit or retain qualified personnel, which could harm the development of our products.

We believe that our ability to successfully grow and manage our business and to develop new products will depend, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled software engineers and management personnel. In the past, some of our competitors have utilized their greater resources to provide substantial signing bonuses and other inducements to lure key personnel away from us. This is particularly the case with technical and management personnel, including our President and Chief Executive Officer, who are completely vested or almost completely vested in their options to purchase stock. We are not certain that our efforts to retain our key employees will succeed, and our failure to attract and retain key personnel could significantly harm our business.

Consolidation in our industry may impede our ability to compete effectively.

Consolidation continues to occur among companies that compete in our markets as firms seek to offer more extensive suites of software products and to take advantage of efficiencies and economies of scale. Additionally, a number of major hardware companies have sought to expand their software and services offerings through acquisitions. In early 2003, IBM acquired Rational Software, a competitor of ours. Changes resulting from this and other consolidations may harm our competitive position, particularly as certain products, when offered as part of a bundled suite, are offered for free or are given away to sell more hardware or infrastructure components. In addition, as the trend toward consolidation continues, we may encounter increased competition for attractive acquisition targets and may have to pay higher prices for those businesses or technologies we seek to acquire.

If we fail to effectively manage our growth, our ability to effectively manage our businesses could be diminished and our operating results could suffer.

Our future success depends on growing our company. Failure to manage growth effectively could strain our resources, which would impede our ability to increase revenues. During the past two years, we have increased the number of product releases we make each year and have introduced a number of new products and services. In addition, we have undertaken a number of acquisitions in the last two years, diversified our product offerings and increased our international operations. There is a risk, especially following our recent reductions in force, that we will be unable to manage the growth that we have recently experienced and that we will be unable to manage our increasingly dispersed company, including our international operations. If we fail to manage these risks, our operating results could suffer.

As we expand and diversify our product and customer base, we may be required to increase staffing and other expenditures in order to meet the anticipated demands of our customers. However, given that our customers do not commit to license our software for more than a short time in advance, any increase in expenses in anticipation of future orders that do not materialize could reduce our net income. If we are unable to match our increased staffing and other expenditures with similarly increased revenue, our profitability would be harmed.

We may incur future impairment losses related to intangible assets from prior acquisitions that could harm our future operating results.

We have recently acquired significant assets and businesses. If the assets and businesses do not perform as expected, we may be required to take impairment charges related to the intangible assets from these acquisitions. Such charges could harm our operating results.

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

We have significant U.S. federal and state income tax net operating losses. For U.S. federal and state income tax purposes, we had net operating loss carryforwards of approximately $295.3 million and $3.8 million at December 31, 2003, respectively. We also had available U.S. federal and state tax credit carryforwards of approximately $26.5 million and $9.4 million, respectively. These loss and credit carryforwards expire between 2005 and 2021, if not utilized. Utilization of federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization. We also have approximately $33.6 million of net operating loss carryforwards in various foreign jurisdictions. Certain of these loss carryforwards will expire in 2004. To the extent we are unable to utilize these loss and credit carryforwards, our effective tax rate will rise. A higher effective tax rate may harm our future after tax income.

In January, 2003, we completed the acquisitions of Starbase and TogetherSoft. As a result, we succeeded to the pre-acquisition federal and state net operating loss and tax credit carryforwards of both companies. Utilization of these federal and state net operating loss and tax credit carryforwards will be subject to a similar annual limitation as discussed above.

We may not be able to complete our restructuring efforts at a cost and a time that we presently anticipate, and the failure to do so may result in additional expense in future periods, which would harm our results of operations.

During 2003, we restructured our operations. As part of these restructurings, we consolidated our operations and reduced the amount of excess facilities we leased. Excising ourselves from our lease commitments will require us to negotiate certain lease terminations and/or subleases. We cannot predict when or if we will be successful in negotiating these lease termination agreements or subleases on terms acceptable to us. Should we be unsuccessful in such negotiations or if the negotiated terms are less favorable than currently anticipated, we may be required to materially increase our restructuring charge in future periods, which would harm our results of operations in those periods. In addition, our restructuring efforts may not achieve all of the benefits we currently anticipate.

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

Foreign Currency Risk

We transact business in various foreign countries and have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge intercompany balances and other monetary assets denominated in non-functional currencies. The goal of the hedging program is to offset the earnings impact of non-functional currency balances. We do not use foreign currency forward exchange contracts for trading purposes or to hedge cash flow risks. At month-end, short-term non-functional currency balances and the forward exchange contracts are marked-to-market and unrealized gains and losses are included in current period net income.

During the year ended December 31, 2003, we recorded net foreign exchange gains of $0.4 million. The foreign exchange gains were generated primarily due to the strength of the Euro and the British Pound relative to the U.S. dollar. It is uncertain whether these currency trends will continue. If these currency trends do not continue, we may experience foreign exchange losses on our intercompany receivables and other non-functional currency monetary assets and liabilities to the extent that we have not hedged the exposure with foreign currency forward exchange contracts. Any foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

During the year ended December 31, 2003, we recorded a foreign currency gain of approximately $3.5 million as a part of other comprehensive income due to foreign currency movements on our long-term intercompany balances. As of December 31, 2003, we had $12.8 million, $3.0 million and $1.8 million in long-term intercompany balances that will be settled in Australian dollars, Singapore dollars and Brazilian Reales, respectively.

Movement of 1% in the Euro in relation to the U.S. dollar on December 31, 2003 would have had an impact of approximately $1.4 million on our net assets on December 31, 2003.

The table below provides information about our derivative financial instruments, comprised of foreign currency forward exchange contracts as of December 31, 2003. The information is provided in U.S. dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates and the net fair value as of December 31, 2003. All forward contracts in the table below are net amounts and represent contracts to sell the currencies listed. These contracts were entered into at the end of the quarter and have no net fair value. These instruments mature within twelve months (dollar amounts in thousands).

	(USD) Notional Amount	Average Contract Rate
Foreign currency forward exchange contracts:
Australian Dollar	$4,000	0.7411
Euro	1,000	1.2517
New Zealand Dollar	500	0.6475
United Kingdom Pound Sterling	2,700	1.7675
Singapore Dollar	5,500	0.5878
Japanese Yen	1,250	0.0094
South Korean Won	700	0.0008

Total	$15,650

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

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio held as of December 31, 2003 (dollar amounts in thousands). The difference in the average interest rate associated with cash equivalents and short-term investments is primarily due to interest rates on overseas investments.

	2004	2005	2006	2007	2008	Thereafter	Total
Cash equivalents
Fixed rate	$151,852	—	—	—	—	—	$151,852
Average interest rate	1.15%	—	—	—	—	—	1.15%
Short-term investments
Fixed rate	$5,623	—	—	—	—	—	$5,623
Average interest rate	3.14%	—	—	—	—	—	3.14%

Credit Risks

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions and commercial paper. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. No single group or customer represented greater than 10% of total accounts receivable, net of allowances, as of December 31, 2003, 2002 or 2001.

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

	Three Months Ended (Unaudited)
	Dec 31, 2003	Sept 30, 2003	June 30, 2003	March 31, 2003
Total net revenues	$74,023	$70,573	$76,270	$74,370
Gross profit	$60,518	$55,578	$61,182	$60,355
Restructuring, litigation, amortization of other intangibles and acquisition-related expenses	$7,200 (a)	$8,245 (b)	$3,758 (c)	$13,555 (d)
Net loss	$(5,692)	$(12,192)	$(4,969)	$(17,691)
Loss per share basic	$(0.07)	$(0.15)	$(0.06)	$(0.22)
Loss per share diluted	$(0.07)	$(0.15)	$(0.06)	$(0.22)
Shares used in computing basic loss per share	80,681	80,858	80,547	78,910
Shares used in computing diluted loss per share	80,681	80,858	80,547	78,910

	Three Months Ended (Unaudited)
	Dec 31, 2002	Sept 30, 2002	June 30, 2002	March 31, 2002
Total net revenues	$67,060	$60,720	$59,722	$57,077
Gross profit	$56,937	$51,244	$50,777	$48,489
Restructuring, litigation, amortization of other intangibles and acquisition-related expenses	$230 (e)	$1,324 (f)	$1,531 (g)	$1,489 (h)
Net income	$3,135	$4,959	$4,669	$4,597
Income per share basic	$0.04	$0.07	$0.07	$0.07
Income per share diluted	$0.04	$0.07	$0.06	$0.06
Shares used in computing basic income per share	71,671	71,180	70,406	70,188
Shares used in computing diluted income per share	75,040	73,462	74,632	76,040

(a)	During the three months ended December 31, 2003, we recorded $4.0 million in restructuring costs from redundancies as a result of the TogetherSoft and Starbase acquisitions, $1.2 million in amortization from other purchased intangibles from the TogetherSoft, Starbase, VMGear, Bedouin, Boldsoft and Highlander acquisitions, and $2.0 million in acquisition-related expenses, which is principally associated with the earn-out provision of the VMGear acquisition.
(b)	During the three months ended September 30, 2003, we recorded $3.7 million in restructuring costs from redundancies as a result of the TogetherSoft and Starbase acquisitions and excess facilities in the United Kingdom, $1.2 million in amortization from other purchased intangibles from the TogetherSoft, Starbase, VMGear, Bedouin, Boldsoft and Highlander acquisitions, and $3.3 million in acquisition-related expenses, which is principally associated with the earn-out provision of the VMGear acquisition.

(c)	During the three months ended June 30, 2003, we recorded $1.1 million in amortization from other purchased intangibles from the TogetherSoft, Starbase, VMGear, Bedouin, Boldsoft and Highlander acquisitions, and $2.7 million in acquisition-related expenses, which is principally associated with the earn-out provision of the VMGear acquisition.
(d)	During the three months ended March 31, 2003, we recorded $5.4 million in restructuring costs from redundancies as a result of the TogetherSoft and Starbase acquisitions and excess facilities in the United Kingdom, $1.0 million in amortization from other purchased intangibles from the TogetherSoft, Starbase, VMGear, Bedouin, Boldsoft and Highlander acquisitions, $2.6 million in acquisition-related expenses, which is principally associated with the earn-out provision of the VMGear acquisition, and a $4.6 million charge for in-process research and development from the TogetherSoft acquisition.
(e)	During the three months ended December 31, 2002, we recorded $1.2 million in acquisition-related expense associated with an earn-out provision in the VMGear acquisition, $0.3 million in write-down of leasehold improvements related to exiting a leased facility and a $0.3 million charge for in-process research and development from the Starbase acquisition, offset by a non-recurring benefit totaling $1.6 million related to the settlement of various litigation matters.
(f)	During the three months ended September 30, 2002, we recorded restructuring, amortization of other intangibles and acquisition-related expenses in the amount of $1.3 million, which consisted primarily of $1.1 million in acquisition-related expense associated with an earn-out provision in the VMGear acquisition.
(g)	During the three months ended June 30, 2002, we recorded restructuring, amortization of other intangibles and acquisition-related expenses in the amount of $1.5 million, which consisted primarily of $1.1 million in acquisition-related expense associated with an earn-out provision in the VMGear acquisition.
(h)	During the three months ended March 31, 2002, we recorded restructuring, amortization of intangibles and acquisition-related expenses in the amount of $1.5 million, which consisted primarily of $1.1 million in acquisition-related expense associated with an earn-out provision in the VMGear acquisition.

Our financial statements included with this Form 10-K are set forth under Item 15 hereof.

ITEM 9.	CHANGES IN AND/OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Controls Evaluation

As of December 31, 2003, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (the “Disclosure Controls”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and our internal controls and procedures for financial reporting (the “Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision of and with the participation of management, including our CEO and CFO. Rules adopted by the SEC require that we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls as of the completion date of the Controls Evaluation.

Disclosure Controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions and dispositions of assets are properly recorded and reported, all to permit the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States.

We perform our Controls Evaluation on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Among other matters, we considered whether our Controls Evaluation identified any “reportable conditions” or “material weaknesses” in our Internal Controls. In the professional auditing literature, (i) a “reportable condition” represents significant deficiencies in the design or operation of internal control that could adversely affect the entity’s ability to initiate, record, process, and report financial data consistent with our assertions on the financial statements, and (ii) a “material weakness” is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk of misstatement caused by error or fraud in amounts that would be material in relation to the financial statements may occur and not be detected within a timely period by normal employees in the normal course of performing their assigned functions. This information is important both for the Controls Evaluation generally, and because certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. In addition, many of the components of our Internal Controls are evaluated by our independent auditors, who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. Based on these reviews, we have not identified any material weaknesses.

Our management and financial controls structures have, and continue to be, decentralized. Considering the decentralized nature of our operations, as part of our Controls Evaluation, we sought to identify and address other controls matters within our operations (even if they were not material weaknesses or reportable conditions). In each case in which a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures. In particular, we identified a weakness in the timely reconciliation of certain general ledger accounts. We have since addressed the identified weakness in our Internal Controls by taking appropriate personnel actions, monitoring of these account reconciliations, and where practicable, consolidating the accounting function into our regional or corporate accounting centers. As we enforce more centralized oversight and reporting relationships, both operationally and financially, we continue to make improvements to these controls and may need to make further changes to our existing controls in the future.

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report, our Disclosure Controls were effective in alerting them to material information related to us (including our consolidated subsidiaries) that is required to be included in our reports filed or submitted under the Exchange Act.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item will be set forth in the Proxy Statement for the 2004 Annual Meeting of Stockholders under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information will be filed with the SEC within 120 days after the end of the year ended December 31, 2003 and is incorporated herein by reference. The name, age and position of each of our executive officers are set forth in Item 1 of this Form 10-K under the heading “Executive Officers,” which information is incorporated herein by reference. We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. The code of ethics is posted on our website at www.borland.com. Amendments to, and waivers from, the code of ethics that applies to any of these officers, or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K will be disclosed at the website address provided above and, to the extent required by applicable regulations, on a Current Report on Form 8-K.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item will be set forth in the Proxy Statement for the 2004 Annual Meeting of Stockholders under the headings “Executive Officer Compensation,” “Election of Directors,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference. Information contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Compensation Committee Report on Executive Compensation,” “Audit Committee Report and Disclosures” and “Stock Performance Graph” is not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be set forth in the Proxy Statement for the 2004 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item will be set forth in the Proxy Statement for the 2004 Annual Meeting of Stockholders under the headings “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be set forth in the Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading “Independent Accountant’s Fees,” which information is incorporated herein by reference.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Upon written request, we will provide, without charge, a copy of our Annual Report on Form 10-K, including the consolidated financial statements and financial statement schedules for our most recent fiscal year. All requests should be sent to:

Borland Software Corporation

20450 Stevens Creek Blvd., Suite 800

Cupertino, CA 95014

USA

(408)863-2917

Attention: Investor Relations

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are either not required, not applicable or the required information is otherwise included.

3.	Exhibits

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization by and among Borland Software Corporation, Targa Acquisition Corp. I, Targa Acquisition Corp. II, TogetherSoft Corporation, Peter Coad, as Primary Stockholders’ Agent, and Kurt Jaggers, as Secondary Stockholders’ Agent, dated as of October 29, 2002 (previously filed with the Commission on November 1, 2002 as an exhibit to Borland’s Current Report on Form 8-K and incorporated herein by reference).

2.2	Agreement and Plan of Merger among Borland Software Corporation, Galaxy Acquisition Corp. and Starbase Corporation, dated as of October 8, 2002 (previously filed with the Commission on October 10, 2002 as an exhibit to Borland’s Current Report on Form 8-K and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of Borland Software Corporation (previously filed with the Commission on November 14, 2003 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended September 30,2003 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Borland Software Corporation. *

4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C. (previously filed with the Commission on October 31, 2001 as an exhibit to Borland’s Registration Statement on Form 8A and incorporated herein by reference).

4.2	Specimen Stock Certificate of Borland Software Corporation (previously filed with the Commission on May 13, 2002 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and incorporated herein by reference).

4.4	Investor Rights Agreement between Borland Software Corporation and Microsoft Corporation, dated as of June 7, 1999 (previously filed with the Commission on July 6, 1999 as an exhibit to Borland’s Current Report on Form 8-K and incorporated herein by reference).

Exhibit Number	Description

4.5	Stockholder Lock-up Agreement between Borland Software Corporation and Object International, Inc., dated as of January 14, 2003 (previously filed with the Commission on March 28, 2003 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

4.6	Stockholder Lock-up Agreement between Borland Software Corporation and Dietrich Charisius, dated as of January 14, 2003 (previously filed with the Commission on March 28, 2003 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.1	Form of Indemnity Agreement (previously filed with the Commission on September 26, 1990 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.2	Incentive Compensation Plan for Senior Officers. *+

10.3	1985 Stock Option Plan (previously filed with the Commission on March 28, 2003 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). +

10.4	Non-Employee Directors’ Stock Option Plan (previously filed with the Commission on December 27, 1991 as an exhibit to Borland’s Current Report on Form 8-K and incorporated herein by reference). +

10.5	1992 Stock Option Plan (previously filed with the Commission on July 4, 1992 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.6	1993 Stock Option Plan (previously filed with the Commission on March 11, 1993 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.7	1997 Stock Option Plan (previously filed with the Commission on December 19, 1997 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.8	Amendment to the 1997 Stock Option Plan (previously filed with the Commission on September 1, 2000 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.9	Second Amendment to the 1997 Stock Option Plan (previously filed with the Commission on June 1, 2001 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.10	1997 Employee Stock Purchase Plan (previously filed with the Commission on December 19, 1997 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.11	1998 Nonstatutory Stock Option Plan (previously filed with the Commission on March 28, 2003 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). +

10.12	1999 Employee Stock Purchase Plan (previously filed with the Commission on May 21, 2002 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.13	Borland Software Corporation Dale Fuller Individual Stock Option Plan (previously filed with the Commission on April 4, 2000 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference). +

10.14	2002 Stock Incentive Plan (previously filed with the Commission on May 21, 2002 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.15	2003 Supplemental Stock Option Plan (previously filed with the Commission on January 13, 2003 as an exhibit to Borland’s Current Report on Form 8-K and incorporated herein by reference). +

Exhibit Number	Description

10.16	Open Environment Corporation Amended and Restated 1993 Stock Option Plan (previously filed with the Commission on March 28, 2003 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). +

10.17	Visigenic Software, Inc. 1995 Stock Option Plan (previously filed with the Commission on March 28, 2003 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). +

10.18	Starbase Corporation 2001 Stock Plan (previously filed with the Commission on January 24, 2003 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.19	Starbase Corporation 1996 Stock Option Plan (previously filed with the Commission on January 24, 2003 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.20	Starbase Corporation NSO Stock Option Program (previously filed with the Commission on January 24, 2003 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.21	Premia Corporation 1998 Stock Option Plan (previously filed with the Commission on January 24, 2003 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.22	Technology Builders, Inc. Amended and Restated Stock Option and Stock Incentive Plan (previously filed with the Commission on January 24, 2003 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.23	TogetherSoft Corporation 2000 Stock Plan (previously filed with the Commission on January 24, 2003 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.24	TogetherSoft Corporation 2001 Officer Stock Plan (previously filed with the Commission on January 24, 2003 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.25	TogetherSoft Corporation 2001 Non-U.S. Plan (previously filed with the Commission on January 24, 2003 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.26	TogetherSoft Corporation 2001 California Plan (previously filed with the Commission on January 24, 2003 as an exhibit to Borland’s Registration Statement on Form S-8 and incorporated herein by reference). +

10.27	Code of Ethical Business Conduct for Chief Executive and Senior Financial Officers.*

10.28	Employment Agreement between Dale L. Fuller and Borland Software Corporation dated as of December 29, 2000 (previously filed with the Commission on March 29, 2001 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). +

10.29	Amendment to Employment Agreement between Borland Software Corporation and Dale L. Fuller, dated July 1, 2003 (previously filed with the Commission on November 14, 2003 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference). +

10.30	Employment Agreement between Kenneth R. Hahn and Borland Software Corporation dated as of August 7, 2002 (previously filed with the Commission on November 14, 2002 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference). +

Exhibit Number	Description

10.31	Amendment to Employment Agreement between Kenneth R. Hahn and Borland Software Corporation dated as of October 22, 2002 (previously filed with the Commission on November 14, 2002 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference). +

10.32	Employment Agreement between Borland Software Corporation and Scott Arnold, dated October 2, 2003 (previously filed with the Commission on November 14, 2003 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference). +

10.33	Employment Agreement between Borland Software Corporation and Timothy J. Stevens, dated September 17, 2003 (previously filed with the Commission on November 14, 2003 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference). +

10.34	Amendment to Employment Agreement between Borland Software Corporation and Timothy J. Stevens, dated March 4, 2004. *+

10.35	Employment Agreement between Borland Software Corporation and Matthew Thompson, dated October 1, 2003 (previously filed with the Commission on November 14, 2003 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference). +

10.36	Employment Agreement between Borland Software Corporation and Brian Elloy, dated February 23, 2004. *+

10.37	Lease Agreement by and between Borland Software Corporation and ScanlanKemperBard Companies dated as of February 17, 2000 (previously filed with the Commission on March 29, 2001 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.38	First Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of September 30, 2000 (previously filed with the Commission on March 29, 2001 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.39	Second Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of June 1, 2001 (previously filed with the Commission on March 28, 2003 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.40	Third Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of November 1, 2001 (previously filed with the Commission on March 28, 2003 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.41	Net Office Lease and related agreements by and between Sun Microsystems, Inc., Cupertino City Center Buildings and Borland Software Corporation (previously filed with the Commission on March 28, 2003 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.42	Office Lease and amendment between Starwood O.C. Portfolio I, L.L.C., and Starbase Corporation (previously filed with the Commission on March 28, 2003 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.43	Lease and amendment between Davis-Sandler Three LLC and TogetherSoft Corporation (previously filed with the Commission on March 28, 2003 as an exhibit to Borland’s Annual Report on Form
10-K for the year ended December 31, 2002 and incorporated herein by reference).

Exhibit Number	Description

10.44	Technology License and Distribution Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of October 31, 1995 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference). ++

10.45	Addendum Number 1 to Technology License and Distribution Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of June 25, 1998 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference). (To the best of our knowledge, no executed document titled “Addendum Number 2” exists.)

10.46	Addendum Number 3 to Technology License and Distribution Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of June 15, 2000 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

10.47	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of November 7, 1995 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

10.48	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of March 9, 1998 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

10.49	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of November 5, 1998 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

10.50	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of February 1, 1999 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

10.51	Master Support Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of June 15, 2000 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

10.52	Amendment Number 1 to the Master Support Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

10.53	Addendum Number 2 to Master Support Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 12, 2001 (previously filed with the Commission on May 13, 2002 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.54	Addendum Number 3 to Master Support Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 21, 2001 (previously filed with the Commission on May 13, 2002 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference). ++ (To the best of our knowledge, no executed document titled “Addendum Number 4” exists.)

Exhibit Number	Description

10.55	Addendum Number 5 to Master Support Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2002 (previously filed with the Commission on March 28, 2003 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). ++

10.56	Software License Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

10.57	Addendum Number 1 to Software License Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 12, 2001 (previously filed with the Commission on May 13, 2002 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.58	Trademark License for Java Powered between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

10.59	Trademark License for PersonalJava Compatible between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

10.60	Addendum Number 1 to Trademark License between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 12, 2001 (previously filed with the Commission on May 13, 2002 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.61	Trademark License between Sun Microsystems, Inc. and Borland Software Corporation, dated as of January 4, 2001 (previously filed with the Commission on August 13, 2001 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

10.62	Wireless Toolkit Supplement to the Sun Community Source Licenses between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 21, 2001 (previously filed with the Commission on May 13, 2002 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference). ++

10.63	Open Tools License Agreement between Microsoft Corporation and Borland Software Corporation, dated as of March 2, 1999 (previously filed with the Commission on May 13, 2002 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.64	Amendment Number 1 to Open Tools License Agreement between Microsoft Corporation and Borland Software Corporation, dated as of June 2, 1999 (previously filed with the Commission on May 13, 2002 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.65	Amendment Number 2 to Open Tools License Agreement between Microsoft Corporation and Borland Software Corporation, dated as of January 9, 2003 (previously filed with the Commission on March 28, 2003 as an exhibit to Borland’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). ++

10.66	Extension of the Open Tools License Agreement between Microsoft Corporation and Borland Software Corporation, dated as of February 11, 2004. *

Exhibit Number	Description

10.67	License and Distribution Agreement (Microsoft Internet Explorer and Components – Windows 95 and Windows NT Version) between Microsoft Corporation and Borland Software Corporation, dated as of May 7, 1997 (previously filed with the Commission on May 13, 2002 as an exhibit to Borland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

21.1	Subsidiaries of Borland Software Corporation. *

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants. *

24.1	Power of Attorney (see signature page). *

31.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a). *

31.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a). *

32.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. *

32.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. *

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
++	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

A copy of any exhibit will be furnished (at a reasonable cost) to any of our stockholders upon receipt of a written request. Such request should be sent to Borland Software Corporation, 100 Enterprise Way, Scotts Valley, California USA 95066-3249, Attn: Corporate Secretary.

(b)	Reports on Form 8-K

During the quarter ended December 31, 2003, Borland filed and/or furnished the following Current Reports on Form 8-K with the Securities and Exchange Commission:

Form 8-K filed on October 7, 2003, as amended October 8, 2003, announcing preliminary financial results for the three months ended September 30, 2003.

Form 8-K filed on October 14, 2003 announcing the appointment of Keith E. Gottfried as Senior Vice President of Corporate Affairs and Timothy J. Stevens as Senior Vice President and General Counsel.

Form 8-K filed on October 16, 2003 announcing the appointment of Matt Thompson as Senior Vice President of Worldwide Sales and the retirement of Doug Barre as Senior Vice President and Chief Operating Officer.

Form 8-K furnished on October 23, 2003 announcing financial results for the three months ended September 30, 2003.

Form 8-K filed on November 6, 2003 announcing the appointment of Scott Arnold as Executive Vice President and Chief Operating Officer.

Form 8-K furnished on December 18, 2003 announcing preliminary financial results for the three months ended December 31, 2003, and that the company had initiated a reduction in force.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Borland Software Corporation has duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Scotts Valley, California, on the 15th day of March 2004.

BORLAND SOFTWARE CORPORATION (Registrant)

By:	/s/ KENNETH R. HAHN

Kenneth R. Hahn Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Dale L. Fuller, Kenneth R. Hahn and Timothy J. Stevens his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his substitute or substitutes, do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Borland Software Corporation and in the capacities as indicated on the 15th day of March 2004.

/s/ WILLIAM F. MILLER	/s/ ROBERT DICKERSON

William F. Miller, Chairman of the Board and Director	Robert Dickerson, Director

/s/ ROBERT H. KOHN	/s/ WILLIAM K. HOOPER

Robert H. Kohn, Vice Chairman and Director	William K. Hooper, Director

/s/ DALE L. FULLER	/s/ T. MICHAEL NEVENS

Dale L. Fuller, President, Chief Executive Officer and Director (principal executive officer)	T. Michael Nevens, Director

/s/ KENNETH R. HAHN	/s/ CHARLES J. ROBEL

Kenneth R. Hahn, Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	Charles J. Robel, Director

/s/ LAURA S. UNGER

Laura S. Unger, Director

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Borland Software Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Borland Software Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statements schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of Borland’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the accompanying consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

PRICEWATERHOUSECOOPERS LLP

San	Jose, California

March 15, 2004

BORLAND SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$197,023	$239,771
Short-term investments	5,623	56,385
Accounts receivable, net of allowances of $16,825 and $17,538	54,989	47,238
Other current assets	13,333	21,076

Total current assets	270,968	364,470
Property and equipment, net	20,377	7,966
Property held for sale	—	9,935
Goodwill	183,303	32,880
Intangible assets, net	26,752	12,120
Other non-current assets	10,389	5,755

Total assets	$511,789	$433,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,843	$12,490
Accrued expenses	50,046	45,804
Short-term restructuring	6,783	6,734
Income taxes payable	6,309	6,932
Deferred revenues	48,330	35,619
Other current liabilities	7,754	10,160

Total current liabilities	131,065	117,739
Other long-term liabilities	12,856	9,638

	143,921	127,377

Commitments and contingencies (Notes 10, 18 and 20)

Minority interest	—	5,018

Stockholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding	—	—
Common stock; $.01 par value; 200,000,000 shares authorized; 81,001,946 and 72,183,463 shares issued and outstanding	810	721
Additional paid-in capital	624,713	500,241
Accumulated deficit	(210,196)	(169,652)
Deferred compensation	(2,475)	(663)
Cumulative comprehensive income	9,571	6,078

	422,423	336,725
Less common stock in treasury at cost, 7,688,923 and 5,700,600 shares	(54,555)	(35,994)

	367,868	300,731

Total liabilities and stockholders’ equity	$511,789	$433,126

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Licenses and other revenues	$219,044	$204,481	$187,044
Service revenues	76,192	40,098	34,727

Total net revenues	295,236	244,579	221,771

Cost of licenses and other revenues	12,650	15,222	13,447
Cost of service revenues	26,898	20,798	22,454
Amortization of acquired intangibles (*)	18,055	1,112	311

Cost of revenues	57,603	37,132	36,212

Gross profit	237,633	207,447	185,559

Selling, general and administrative	180,558	132,946	120,721
Research and development	64,251	50,796	46,100
Restructuring, litigation, amortization of intangibles, acquisition-related expenses and other charges	32,758	4,574	904

Total operating expenses	277,567	188,316	167,725

Operating income (loss)	(39,934)	19,131	17,834
Interest income, net and other	2,861	6,869	10,734
Gain (loss) on investments and long-term asset	500	(2,916)	383

Income (loss) before income taxes	(36,573)	23,084	28,951
Income tax provision	3,971	5,724	5,845

Net income (loss)	$(40,544)	$17,360	$23,106

Net income (loss) per share—basic	$(0.51)	$0.24	$0.34
Net income (loss) per share—diluted	$(0.51)	$0.23	$0.31
Shares used in computing basic net income (loss) per share	80,249	71,423	66,494
Shares used in computing diluted net income (loss) per share	80,249	74,769	74,136

*	During the year ended December 31, 2003 we reclassified from operating expense to cost of revenue the amortization of purchased technology and maintenance contracts for the years ended December 31, 2002 and 2001. The reclassification did not change total revenue, net income (loss), or net income (loss) per share. See Note 4 of Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Net income (loss)	$(40,544)	$17,360	$23,106
Other comprehensive income (loss):
Fair market value adjustment for available-for-sale securities	9	345	372
Foreign currency translation adjustments	3,484	2,046	(2,296)

Comprehensive income (loss)	$(37,051)	$19,751	$21,182

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

Preferred Stock
	Shares	Amounts
Balance at December 31, 2000	1	$—
Employee stock option, employee stock purchase plan and other, net	—	—
Repurchase of common stock	—	—
Common stock issued upon exercise of Series B warrants	—	—
Conversion of Series C preferred stock	(1)	—
Issuance of common stock in connections with ATC acquisition	—	—
Amortization of deferred compensation	—	—
Fair market value adjustment for available for sale securities	—	—
Accretion attributable to preferred stock	—	—
Foreign currency translation adjustment	—	—
Net income	—	—

Balance at December 31, 2001	—	—
Employee stock option, employee stock purchase plan and other, net	—	—
Repurchase of common stock	—	—
Conversion of Series C preferred stock	—	—
Amortization of deferred compensation	—	—
Fair market adjustment for available for sale securities	—	—
Foreign currency translation adjustment	—	—
Net income	—	—

Balance at December 31, 2002	—	—
Employee stock option, employee stock purchase plan and other, net	—	—
Repurchase of common stock	—	—
Issuance of common stock in connection with TogetherSoft acquisition	—	—
Issuance of restricted stock	—	—
Starbase option value	—	—
Intrinsic value of TogetherSoft option grants	—	—
Amortization of TogetherSoft option values	—	—
Amortization of deferred compensation	—	—
Fair market adjustment for available for sale securities	—	—
Foreign currency translation adjustment	—	—
Net loss	—	—

Balance at December 31, 2003	—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Common Stock		Additional Paid in Capital	Accumulated (Deficit)
	Number of Shares	Amount
Balance at December 31, 2000	61,967	$620	$472,902	$(209,721)
Employee stock option, employee stock purchase plan and other, net	2,611	26	14,675	—
Repurchase of common stock	(423)	(4)	(578)	—
Common stock issued upon exercise of Series B warrants	185	2	1,384	—
Conversion of Series C preferred stock	3,656	36	(36)	—
Issuance of common stock in connections with ATC acquisition	32	—	—	—
Amortization of deferred compensation	—	—	—	—
Fair market value adjustment for available for sale securities	—	—	—	—
Accretion attributable to preferred stock	—	—	397	(397)
Foreign currency translation adjustment	—	—	—	—
Net income	—	—	—	23,106

Balance at December 31, 2001	68,028	680	488,744	(187,012)
Employee stock option, employee stock purchase plan and other, net	1,955	19	11,528	—
Repurchase of common stock	(865)	(9)	—	—
Conversion of Series C preferred stock	3,065	31	(31)	—
Amortization of deferred compensation	—	—	—	—
Fair market value adjustment for available for sale securities	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Net income	—	—	—	17,360

Balance at December 31, 2002	72,183	721	500,241	(169,652)
Employee stock option, employee stock purchase plan and other, net	3,081	31	16,708	—
Repurchase of common stock	(2,079)	(20)	(525)	—
Issuance of common stock in connection with TogetherSoft acquisition	7,817	78	97,325	—
Issuance of restricted stock	—	—	2,403	—
Starbase option value	—	—	79	—
Intrinsic value of TogetherSoft option grants	—	—	8,482	—
Amortization of TogetherSoft option values	—	—	—	—
Amortization of deferred compensation	—	—	—	—
Fair market value adjustment for available for sale securities	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Net loss	—	—	—	(40,544)

Balance at December 31, 2003	81,002	$810	$624,713	$(210,196)

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Treasury Stock		Cumulative Comprehensive Income (Loss)	Deferred Compensation	Total
	Number of Shares	Amounts
Balance at December 31, 2000	4,473	$(25,205)	$5,611	$(1,527)	$242,680
Employee stock option, employee stock purchase plan and other, net	—	—	—	—	14,701
Repurchase of common stock	363	(2,986)	—	—	(3,568)
Common stock issued upon exercise of Series B warrants	—	—	—	—	1,386
Conversion of Series C preferred stock	—	—	—	—	—
Issuance of common stock in connections with ATC acquisition	—	—	—	—	—
Amortization of deferred compensation	—	—	—	404	404
Fair market value adjustment for available for sale securities	—	—	372	—	372
Accretion attributable to preferred stock	—	—	—	—	—
Foreign currency translation adjustment	—	—	(2,296)	—	(2,296)
Net income	—	—	—	—	23,106

Balance at December 31, 2001	4,836	(28,191)	3,687	(1,123)	276,785
Employee stock option, employee stock purchase plan and other, net	—	—	—	—	11,547
Repurchase of common stock	865	(7,803)	—	—	(7,812)
Conversion of Series C preferred stock	—	—	—	—	—
Amortization of deferred compensation	—	—	—	460	460
Fair market value adjustment for available for sale securities	—	—	345	—	345
Foreign currency translation adjustment	—	—	2,046	—	2,046
Net income	—	—	—	—	17,360

Balance at December 31, 2002	5,701	(35,994)	6,078	(663)	300,731
Employee stock option, employee stock purchase plan and other, net	—	—	—	662	17,401
Repurchase of common stock	1,988	(18,561)	—	—	(19,106)
Issuance of common stock in connection with TogetherSoft acquisition	—	—	—	—	97,403
Issuance of restricted stock	—	—	—	(2,403)	—
Starbase option value	—	—	—	—	79
Intrinsic value of TogetherSoft option grants	—	—	—	(1,165)	7,317
Amortization of TogetherSoft option values	—	—	—	627	627
Amortization of deferred compensation	—	—	—	467	467
Fair market value adjustment for available for sale securities	—	—	9	—	9
Foreign currency translation adjustment	—	—	3,484	—	3,484
Net loss	—	—	—	—	(40,544)

Balance at December 31, 2003	7,689	$(54,555)	$9,571	$(2,475)	$367,868

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(40,544)	$17,360	$23,106
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	31,318	7,742	7,499
Loss on sale of fixed assets and real estate	213	60	40
Loss (gain) on sale of investments and long-term assets	1,709	500	(383)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	7,243	(2,512)	(5,514)
Other assets	4,681	1,344	(223)
Accounts payable and accrued expenses	(5,602)	804	1,612
Income taxes payable	(1,136)	(2,435)	6,516
Short-term restructuring	(7,060)	151	(1,271)
Deferred revenues	(1,863)	3,921	5,094
Other	(1,678)	(1,367)	(1,227)

Cash provided by (used in) operating activities	(12,719)	25,568	35,249

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,629)	(3,547)	(4,885)
Proceed from sale of long-term investments	—	—	383
Cash payment for acquisition of ATC, net of cash acquired	—	—	(290)
Acquisition of VMGear, net of cash acquired	—	(2,193)	—
Acquisition of Boldsoft, net of cash acquired	—	(850)	—
Acquisition of Starbase, net of cash acquired	(5,320)	(18,773)	—
Acquisition of TogetherSoft, net of cash acquired	(71,627)	—	—
Acquisition costs related to TogetherSoft	—	(1,674)	—
Investment in AltoWeb	—	(2,500)	—
Investment in AppForge	500	(500)	—
Purchases of short-term investments	(25,435)	(165,016)	(25,438)
Sales of short-term investments	76,197	122,534	57,460

Cash provided by (used in) investing activities	(32,314)	(72,519)	27,230

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	17,219	11,547	16,087
Repurchase of common stock	(19,106)	(7,812)	(3,567)
Repayment of long-term debt and other	—	—	(8,764)

Cash provided by (used in) financing activities	(1,887)	3,735	3,756

Effect of exchange rate changes on cash	4,172	2,520	(2,402)

Net change in cash and cash equivalents	(42,748)	(40,696)	63,833
Beginning cash and cash equivalents	239,771	280,467	216,634

Ending cash and cash equivalents	$197,023	$239,771	$280,467

Cash paid during the year for:
Interest	$125	$26	$820
Income taxes	$4,594	$7,707	$4,437
Supplemental disclosure of non-cash transactions:
Assets acquired under capital lease	$781	$—	$—
Deferred tax asset effect on acquired amortizable intangibles	$15,239	$—	$—
Deferred tax liabilities effect on acquired amortizable intangibles	$15,239	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    THE COMPANY

We were incorporated in California in 1983 and reincorporated in Delaware in 1989. We maintain our corporate offices at 100 Enterprise Way, Scotts Valley, California 95066-3249, and our main telephone number at that location is 831-431-1000. We also maintain an Internet website at www.borland.com.

We are a provider of software development and application infrastructure solutions. We provide our customers with a comprehensive solution that is designed to help them deliver better software faster by offering products that address the definition, design, development, testing and deployment phases of the application development lifecycle and that help customers manage software development projects from beginning to end. We also provide consulting, training and technical support. Effective January 22, 2001, the corporation’s name was changed from Inprise Corporation to Borland Software Corporation. The change in name was effected in accordance with the provisions of Section 253(b) of the Delaware General Corporation Law. Also, effective January 22, 2001, the corporation’s trading symbol on the Nasdaq National Market was changed from “INPR” to “BORL.”

In November 2002, we acquired 79% of Starbase Corporation, or Starbase, for approximately $19 million and began to consolidate the results of operations of Starbase. In January 2003, we completed the acquisition of Starbase by acquiring the remaining 21% of Starbase for approximately $5 million. Starbase is a provider of end-to-end enterprise software for requirements definition and management and change and configuration management. See Note 6.

In January 2003, we acquired TogetherSoft Corporation, or TogetherSoft, for approximately $189 million. TogetherSoft is a leading provider of platform-neutral design-driven development solutions that accelerate the software development process. See Note 6.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of all of our wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Management Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Key estimates include percentage-of-completion evaluations, sales returns and allowances, bad debt provisions, restructuring charges, taxes, valuation of goodwill and intangibles and investment write-downs. Actual results could differ from those estimates.

Reclassifications

Certain prior year information has been reclassified to conform to the current year’s presentation.

Revenue Recognition

We derive revenues from licenses of our software and sales of related services, which include assistance in implementation and integration, post-contract customer support, training and consulting.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognize license fees on contracts that do not involve significant implementation or integration essential to the functionality of our products upon delivery when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is probable. For arrangements with multiple elements, we determine the value for services and post-contract customer support based upon vendor specific objective evidence, or VSOE. VSOE for the services element is based upon the standard hourly rates we charge for services, given the complexity of the services and experience of the professional performing the services or the amount charged on similar transactions. VSOE for annual post-contract customer support is established with the stated future renewal rates included in the contracts or the amount charged on a similar transaction. We recognize revenue for the license portion of a multiple element arrangement based upon the residual contract value as prescribed by American Institute of Certified Public Accountants Statement of Position, or SOP, No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not generally request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. We recognize revenue for software licensed for a specific time period ratably over the term of the license.

We recognize license and service revenues associated with contracts involving significant implementation or integration, either on a percentage-of-completion basis or a completed-contract basis depending on whether or not we can obtain reliable estimates of the costs to complete the work. We classify revenues from these arrangements as license and/or service revenues, based upon the estimated fair value of each element based upon vendor specific objective evidence. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

We recognize revenues upon shipment to our distributors. Due to the level of historic returns and willingness to accept returns from our major distributors, we maintain allowances for product returns from our distributors to cover their unsold reported inventory. Additionally, we maintain allowances for product returns from our channel resellers and end users based upon historical return rates, current economic trends, changes in customer demand and acceptance of our products. We make complex accounting decisions in our percentage-of-completion accounting, involving judgements and estimates as to future costs and recoverability of unbilled amounts. Significant management judgment and estimates must be made and used in connection with establishing our sales returns and other allowances with our channel resellers. The provision for sales returns and rebates amounted to $6.3 million, $12.4 million and $14.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. The reserve for sales returns and rebates was $9.2 million and $11.9 million as of December 31, 2003 and 2002, respectively. The provision for sales returns and rebates is recorded as a reduction of license and other revenues in the period that the accrual is considered necessary. The reserve balance is recorded in the balance sheet as an accounts receivable allowance. If future returns and rebates increase over historical levels, additional allowances may be required.

Other service revenues from consulting and training services are recognized as such services are performed. Service revenues from post-contract customer support are recognized ratably over the support period, generally one year.

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method).

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001
Numerator:
Net income (loss)	$(40,544)	$17,360	$23,106
Accretion charge relating to Series C convertible preferred stock	—	—	397

Net income (loss) available to common stockholders	$(40,544)	$17,360	$22,709

Denominator:
Denominator for basic net income (loss) per share—weighted average shares	80,249	71,423	66,494
Effect of dilutive securities
Series C convertible preferred stock	—	—	3,064
Employee stock options	—	3,252	4,444
Other	—	94	134

Denominator for diluted net income (loss) per share—weighted average shares and assumed conversions	80,249	74,769	74,136

Net income (loss) per share—basic	$(0.51)	$0.24	$0.34
Net income (loss) per share—diluted	$(0.51)	$0.23	$0.31

The computation of diluted net loss per share for the year ended December 31, 2003 excluded the impact of all outstanding options to purchase 13.7 million shares of common stock because such impact would be antidilutive due to our net loss for the year ended December 31, 2003. The impact of options to purchase approximately 4.3 million and 2.6 million shares of common stock were not included in the computation of diluted net income per share at December 31, 2002 and 2001, respectively, because the exercise price of these options was greater than the average market price of a share of common stock, therefore the inclusion of such options would have been antidilutive.

Other in 2003 excludes the impact of 95,000 shares of non-vested common stock awards. Other in 2002 includes the impact of 94,000 shares of non-vested common stock awards and in 2001 includes the impact of 103,000 non-vested common stock awards and the impact of 31,000 common shares from the conversion of warrants.

Warrants to purchase approximately 0.1 million common shares were outstanding at December 31, 2001. These warrants were not included in the computation of diluted net income per share for the year ended December 31, 2001 because the exercise price of these warrants was greater than the average market price of a share of common stock during that period. Therefore, the inclusion of the warrants would have been antidilutive. There were no warrants outstanding at December 31, 2003 or 2002.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. Cumulative comprehensive income (loss), as presented on the accompanying consolidated balance sheets, consists of fair value adjustments for available-for-sale securities, net of tax, and cumulative foreign currency translation adjustments.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investments having an original maturity of three months or less to be cash equivalents. Short-term investments are classified as securities available for sale. Securities are carried at fair value, using the specific identification method, with the unrealized gains and losses, net of tax, reported as a component of comprehensive income (loss).

Foreign Exchange Gains and Losses

We enter into forward exchange contracts to manage our exposure to currency fluctuations for our short-term, non-functional currency monetary assets and liabilities. These assets and liabilities principally consist of our intercompany balances with our wholly-owned subsidiaries and trade receivables with certain non-U.S. customers. We had outstanding short-term forward exchange contracts to exchange various foreign currencies (principally the U.K. Pound Sterling, the Australian dollar, the Singapore dollar, the Japanese yen and the Euro) for U.S. dollars in the amount of $15.7 million at December 31, 2003. These forward exchange contracts do not qualify as hedging instruments as defined by Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The forward exchange contracts and the underlying assets and liabilities are marked to market and unrealized gains and losses are included in current period net income to the extent that they are short term in nature. Due to the timing of the maturities of our contracts and our currency exposure, we had no outstanding short-term forward exchange contracts to exchange foreign currencies at December 31, 2002. The net gain (loss) recorded on the consolidated statements of operations on such foreign currency contracts and underlying transactions was $0.4 million, $(1.3) million and $(1.0) million for the years ended December 31, 2003, 2002 and 2001, respectively. Foreign exchange gains and losses are included in interest income, net and other on the Consolidated Statements of Operations.

Certain intercompany balances are designated as long term. Exchange gains and losses associated with these long-term intercompany balances are recorded as a component of comprehensive income. During the year ended December 31, 2003, currency gains on long-term intercompany balances and their related foreign currency contracts in the amount of $3.5 million was included in other comprehensive income. As of December 31, 2003, intercompany balances in the amount of $17.6 million were designated long term.

Financial Instruments

The fair value of our financial instruments, including cash and cash equivalents, accounts and notes receivable, accrued expenses, accounts and notes payable, is based upon the present value of the cash flows of securities with similar terms, and approximates carrying value.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. We place our cash, cash equivalents and short-term investments in a variety of financial instruments such as commercial paper. By policy, we limit the amount of our credit exposure to $5.0 million to any one financial institution or commercial issuer.

We offer credit terms on the sale of our software products to distributors, retail dealers and certain end-user customers. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for uncollectible accounts receivable based upon the expected collectability of all accounts receivable.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No single group or customer represents greater than 10% of total accounts receivable, net of allowances, as of December 31, 2003 and 2002. No single group or customer represented greater than 10% of our total net revenues for the years ended December 31, 2003. For the years ended December 31, 2002 and 2001, sales to one customer, Ingram Micro, Inc. and its subsidiaries, accounted for approximately 12% and 13% of our total net revenues, respectively.

We are exposed to credit loss in case of non-performance by counterparties to foreign exchange contracts, but we do not anticipate non-performance by these counterparties.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, we evaluate the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 requires recognition of impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair value less cost to dispose for assets to be disposed. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment was recorded during 2003, 2002 or 2001.

In accordance with SFAS 144, we account for property held for sale at the lower of the carrying value or the fair value less selling costs, based on an independent appraisal. At December 31, 2002, we had classified an office building we own and lease to a third party with a book value of $9.9 million as property held for sale. At December 31, 2003, this asset was classified as a depreciable asset as we were unsuccessful at selling the property. When the property was put back into service, it was at its prior cost basis, reduced for depreciation expense that would have been recorded during the period the asset was removed from service, as required by SFAS 144.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings31.5 years
Computer equipment.3 to 5 years
Furniture, fixtures and equipment.5 years
Leasehold improvements.Shorter of lease term or useful life

Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 was $7.7 million, $5.8 million and $6.3 million, respectively. The costs of maintenance and repairs are expensed as incurred. The costs of assets and related accumulated depreciation are removed from the accounts upon retirement or disposition and any resulting gain or loss is reported as income or expense.

We capitalize costs relating to internal use software in accordance with the provisions of SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” or SOP 98-1. We had approximately $1.0 million and $0.6 million in unamortized internal use software costs as of December 31, 2003 and 2002, respectively. We did not capitalize any cost associated with internal use software in 2002 and 2001.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We amortized approximately $0.9 million, $1.6 million and $1.2 million in costs associated with internal use software during 2003, 2002 and 2001, respectively. These costs are amortized over a useful life ranging from three to five years.

In June 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations,” or SFAS 143. SFAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, we are accreting the liability in relation to the asset retirement obligation over time and the accretion expense is being recorded as an operating expense. SFAS 143 was effective for us beginning on January 1, 2003. In accordance with SFAS 143, we have recorded an asset retirement obligation related to our restoration obligation for one of our facilities of $0.8 million and the present value of the asset retirement obligation as a long-lived asset of $0.5 million that is to be depreciated over the life of the lease.

Stock-Based Compensation Plans

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. We recognize compensation cost for stock options, if any, ratably over the vesting period. Generally, we grant options with an exercise price equal to the closing market price of our stock on the grant date. Accordingly, we have not recognized any compensation expense for our stock option grants. We provide additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123,” or SFAS 148.

Pro Forma Net Income (Loss) and Net Income (Loss) Per Share

Had we recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under our stock option and stock purchase plans, our pro forma net income (loss) and earnings (loss) per share for the years ended December 31, 2003, 2002 and 2001 would have been as follows (amounts in thousands, expect per share data):

	Year Ended December 31,
	2003	2002	2001
Net income (loss):
As reported	$(40,544)	$17,360	$23,106
Stock compensation adjustment—intrinsic value	$124	$—	$—
Stock compensation expense, net of tax	$(18,880)	$(24,843)	$(24,985)
Pro Forma	$(59,300)	$(7,483)	$(1,879)
Net income (loss) per share:
As reported basic	$(0.51)	$0.24	$0.34
As reported diluted	$(0.51)	$0.23	$0.31
Pro Forma basic	$(0.74)	$(0.10)	$(0.03)
Pro Forma diluted	$(0.74)	$(0.10)	$(0.03)

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma amounts include compensation expenses related to stock option grants and stock purchase rights for the years ended December 31, 2003, 2002 and 2001. In future years, the annual compensation expense will increase relative to the fair value of stock options and stock purchase rights granted in those future years.

We account for stock options issued to non-employees, excluding non-employee directors, under SFAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123,” or EITF 96-18. We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. We charge the value of the equity instrument to earnings over the term of the service agreement.

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

During 2002, we entered into contracts to perform non-recurring engineering projects for several customers. Under these arrangements, we received cash payments for engineering services upon the achievement and delivery of certain milestones. During 2002, we accounted for cash payments of $2.6 million received under these arrangements as a reduction of research and development expenses. During 2003, changes to the services provided caused these arrangements to become recurring engineering projects. As such, we accounted for the arrangements as services revenue with the associated costs included in cost of services. There were no costs incurred in relation to these arrangements in the year ended December 31, 2001.

Goodwill and Acquired Intangibles

Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired in various acquisitions, net of assumed liabilities. Amortization of purchased technology and maintenance contracts charged to cost of revenues during the years ended December 31, 2003, 2002 and 2001 was $18.1 million, $1.1 million and $0.3 million, respectively. Amortization of goodwill, during 2001, and other acquired intangibles charged to operating expenses during the years ended December 31, 2003, 2002 and 2001 was $4.5 million, $0.6 million and $0.5 million, respectively. We had approximately $210.1 million and $45.0 million in unamortized goodwill and acquired intangibles at December 31, 2003 and 2002, respectively.

Beginning in 2002, we adopted SFAS No. 142 “Goodwill and other Intangible Assets,” or SFAS 142, and accordingly, we discontinued amortization of the unimpaired goodwill. In accordance with SFAS 142, we

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evaluate the goodwill for impairment on an at least annual basis. Impairment of goodwill is performed in two steps. First, the carrying value of the reporting unit is compared to the fair value of the reporting unit including the goodwill. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, then we move to the second step of the impairment test. The second step of the impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of the goodwill, the impairment loss shall be recognized as an operating expense in an amount equal to that excess. We performed the evaluation of the goodwill during the quarter ended September 30, 2003 and determined that we had a single reporting unit. We did not record a loss on impairment of goodwill during the years ended December 31, 2003, 2002 and 2001.

Advertising Costs

We expense the production costs of advertising, including direct response, the first time the advertising takes place. Advertising expense was $4.9 million, $3.0 million and $1.6 million during the years ended December 31, 2003, 2002 and 2001, respectively. We also fund certain advertising activities of our reseller channel. These costs are treated as advertising expenses under EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” or EITF 01-09, as we have deemed that the identifiable benefit is sufficiently separable from the customer’s purchase of a vendor’s product and the fair value of that benefit is reasonably estimable. The amounts related to funded advertising was $1.8 million, $2.1 million and $2.6 million during the years ended December 31, 2003, 2002 and 2001, respectively.

Income Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109. Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss carryforwards. Based on the weight of the available evidence, we have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts in unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge n our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104. SAB 104 revises or rescinds portions of the interpretative guidance related to revenue recognition included in Topic 13 of the codification of the staff accounting bulletins. We have assessed the impact of SAB 104 and concluded that the adoption of SAB 104 did not have a material impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS 150. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Our adoption of SFAS 150 has had no effect on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” or SFAS 149. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation, or FIN, No. 45, and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of SFAS 149, except those related to forward purchases or sales of “when-issued” securities, should be applied prospectively. The adoption of SFAS 149 had no effect on our financial position or results of operations.

In December 2003, the FASB issued additional guidance clarifying the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” or FIN 46-R. FIN 46-R provides a deferral of FIN 46 for certain entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We believe that the adoption of this standard will not have a material impact on our financial statements.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    INVESTMENTS

The following tables summarize our investments in available-for-sale debt securities (in thousands):

	December 31, 2003
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair value
Auction rate securities	$5,300	$—	$—	$5,300
Commercial paper	347	—	(24)	323

	$5,647	$—	$(24)	$5,623

	December 31, 2002
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair value
Auction rate securities	$13,250	$114	$(135)	$13,229
Commercial paper	24,759	263	—	25,022
Corporate bonds	17,814	458	(138)	18,134

	$55,823	$835	$(273)	$56,385

Realized gains and losses were not material in the years ended December 31, 2003, 2002 and 2001, respectively.

The contractual maturities of available-for-sale debt securities are as follows (in thousands):

	December 31,
	2003	2002
Due within one year	$5,623	$56,385
Due after one year through five years	—	—

	$5,623	$56,385

NOTE 4.    GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows (in thousands):

	United States	International	Total
Balance as of December 31, 2002	$32,760	$120	$32,880
Acquisitions	148,847	6,479	155,326
Adjustments to initial purchase accounting	(4,641)	(262)	(4,903)

Balance as of December 31, 2003	$176,966	$6,337	$183,303

During 2003, we reversed approximately $4.9 million in accrued expenses and other reserves originally recorded as part of the purchase accounting for the acquisition of TogetherSoft and Starbase. These accrued expenses and other reserves were reversed as we determined that they were no longer necessary. As the accrued expense and other reserves were recorded as part of the purchase accounting, they were reversed against the goodwill balance.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 142 also requires that we test goodwill for impairment on an annual basis as well as when circumstances indicate a possible impairment. We have determined that we will conduct our annual impairment tests during our third fiscal quarter. Therefore, during the quarter ended September 30, we completed our annual impairment test with the assistance of a third-party valuation consultant, and concluded that there was no impairment of goodwill. The market capitalization method was the primary method used to determine the fair values for SFAS 142 impairment purposes. The assumptions supporting the cash flows, including the premium for control, which was assumed to be 25-30%, were determined using our best estimates as of the date of the impairment review.

Due to the adoption of SFAS 142 on January 1, 2002, we ceased amortizing goodwill. Had SFAS 142 been in effect during the year ended December 31, 2001, we would not have recorded goodwill amortization expense of $0.5 million. The following table summarizes net income adjusted to exclude goodwill amortization expense, and the related tax effect, that is no longer subject to amortization (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Reported net income (loss)	$(40,544)	$17,360	$23,106
Goodwill amortization, net of tax	—	—	522

Adjusted net income (loss)	$(40,544)	$17,360	$23,628

Net income (loss) per share:
Basic—as reported	$(0.51)	$0.24	$0.34
Basic—adjusted	$(0.51)	$0.24	$0.35
Diluted—as reported	$(0.51)	$0.23	$0.31
Diluted—adjusted	$(0.51)	$0.23	$0.32

The following tables summarize our intangible assets, net (in thousands):

	December 31, 2003
	Gross carrying amount	Accumulated amortization	Net
Acquired technology	$30,495	$11,465	$19,030
Maintenance contracts	8,700	8,513	187
Trademarks	8,300	2,664	5,636
Other	4,975	3,076	1,899

	$52,470	$25,718	$26,752

	December 31, 2002
	Gross carrying amount	Accumulated amortization	Net
Acquired technology	$10,195	$1,630	$8,565
Maintenance contracts	3,400	283	3,117
Trademarks	400	11	389
Other	1,283	1,234	49

	$15,278	$3,158	$12,120

The increase to intangible assets during the year ended December 31, 2003 principally relates to the acquisition of TogetherSoft. The intangible assets are all amortizable and have original estimated useful lives as

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

follows: acquired technology—2 to 3 years; maintenance contracts—1 year; trademarks—3 years; other—1 to 3 years. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2004: $14.6 million; 2005: $11.8 million; 2006: $0.4 million; 2007: $0 million and 2008: $0 million.

During the year ended December 31, 2003, we reclassified from operating expenses to cost of revenues the amortization of purchased technology and maintenance contracts for the years ended December 31, 2002 and 2001 with no effect on total net revenues, net income (loss), or net income (loss) per share. The effect of the reclassification on the Consolidated Statements of Operations is as follows (in thousands):

	Year Ended December 31, 2002		Year Ended December 31, 2001
	As Previously Reported	As Revised	As Previously Reported	As Revised
Amortization of acquired intangibles	$—	$1,112	$—	$311
Total cost of revenues	$36,020	$37,132	$35,901	$36,212
Gross profit	$208,559	$207,447	$185,870	$185,559
Total operating expenses	$189,428	$188,316	$168,036	$167,725

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.    CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS COMPONENTS

Details of certain balance sheet captions are as follows (amounts in thousands):

	December 31, 2003	December 31, 2002
Property and equipment:
Buildings	$10,171	$—
Computer equipment	87,236	82,763
Furniture, fixtures and equipment	15,129	14,163
Other	14,307	8,310

	126,843	105,236
Less accumulated depreciation and amortization	(110,500)	(97,270)

	16,343	7,966
Land	4,034	—

Total	$20,377	$7,966

Property held for sale:
Buildings	$—	$10,171
Other	—	1,590
Less accumulated depreciation and amortization	—	(5,860)

	—	5,901
Land	—	4,034

Total	$—	$9,935

Accrued expenses:
Accrued payroll and incentives	$28,240	$24,503
Professional fees and settlement costs	6,879	9,795
Other	14,927	11,506

Total	$50,046	$45,804

Long-term debt, liabilities and other:
Non-current portion of accrued restructuring charges	$3,979	$1,794
Other taxes	5,700	5,700
Other	3,177	2,144

Total	$12,856	$9,638

Details of restructuring, litigation, amortization of other intangibles, acquisition-related expenses and other charges are as follows (amounts in thousands):

	Years Ended December 31,
	2003	2002	2001
Restructuring	$13,091	$681	$—
Amortization of other intangibles	4,505	558	495
Acquisition related expenses	10,562	4,623	409
Non-recurring benefit from reversal of litigation and restructuring accruals	—	(1,588)	—
In-process research and development	4,600	300	—

Total	$32,758	$4,574	$904

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2003, we recorded $13.1 million in restructuring costs from redundancies as a result of the TogetherSoft and Starbase acquisitions and excess facilities in the United Kingdom, $4.5 million in operating expenses from the amortization of other purchased intangibles from the TogetherSoft, Starbase, VMGear, Bedouin, Boldsoft and Highlander acquisitions, $10.6 million in acquisition related expenses, which is principally associated with the earn-out provision of the VMGear acquisition, and a $4.6 million charge for in-process development related to the TogetherSoft acquisition.

During the year ended December 31, 2002, we recorded $0.4 million in restructuring costs resulting from the Highlander and VMGear acquisitions, $0.3 million in write-down of leasehold improvements related to exiting a leased facility, $0.6 million in operating expenses from the amortization of other purchased intangibles acquired from Starbase, Boldsoft, Highlander, Bedouin and VMGear, $4.6 million in compensation expense associated with an earn-out provision in the VMGear and Bedouin acquisitions and $0.3 million charge for in-process development related to the Starbase acquisition. In 2002, we also recorded a non-recurring benefit totaling $1.6 million related to the settlement of various litigation matters. These benefits resulted from the reversal of reserves established in prior periods based upon estimates of the cost of resolving the litigation.

During the year ended December 31, 2001, we recorded operating expenses for acquisition-related expenses and the amortization of other purchased intangibles acquired from Bedouin and Engine Informatica, Ltd. and compensation expense associated with an earnout provision in the Bedouin acquisition, in the amount of $0.9 million.

NOTE 6.    ACQUISITIONS

TogetherSoft Corporation

On January 14, 2003, we completed the acquisition of privately-held TogetherSoft. The consideration consisted of approximately $82.5 million in cash, 9,050,000 shares of Borland common stock and the assumption of certain liabilities and obligations of TogetherSoft, including those arising under its stock option plans. The consideration paid was reduced for certain legal expenses paid by TogetherSoft. Approximately $22.8 million of the total consideration is being held in escrow to indemnify us against, and reimburse us for, certain events and cover certain liabilities and transaction costs. Unused funds will be released from escrow at certain times between 2004 and 2007.

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

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected life of one year, risk-free interest rate of 2%, expected volatility of 71% and no expected dividend rate. This acquisition was accounted for as a purchase. The total purchase price we recorded for the TogetherSoft merger is as follows (in thousands):

Cash tendered	$78,027
Value of Borland common stock issued	97,403
Value of Borland options issued	8,472
Direct transaction costs	4,922

Total purchase price	$188,824

Under the purchase method of accounting, the total purchase price is allocated to TogetherSoft’s net tangible and intangible assets based upon their fair value as of the date of completion of the merger. Based upon the purchase price of the acquisition and an independent valuation, the initial purchase price allocation is as follows (in thousands):

Current assets and other tangible assets	$24,976
Deferred tax assets	15,239
Amortizable intangible assets:
Developed technology	20,300
Service/maintenance agreements	5,300
Trademarks, trade names and service marks	7,900
Non-compete covenants	3,670
Goodwill	150,879

Total assets acquired	228,264

Liabilities assumed	(22,676)
Deferred tax liabilities assumed	(15,239)
Deferred compensation	1,176
In-process research and development	4,600
Accrued restructuring charge	(7,301)

Net assets acquired	$188,824

Of the purchase price of TogetherSoft, $4.6 million represented acquired in-process research and development, or IPRD, that had not yet reached technological feasibility and has no alternative future use. The discount rate used in the valuation of IPRD was 21% – 23%. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisition. Independent third-party sources assisted us in calculating the value of IPRD by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion. In determining the value ultimately assigned to IPRD, we considered the stage of completion, complexity of work to date, difficulty of completing the remaining development, costs already incurred and the expected cost to complete the project.

With the exception of the business restructuring discussed below, the assumptions used in determining the value of in-process research and development acquired in connection with our purchase acquisitions completed during the year ended December 31, 2003 have been consistent, in all material respects, with the actual results to date. The assumptions primarily consist of the expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products have entered the market. Failure to achieve the

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected levels of revenues and net income from these products during their entire life cycle will negatively impact the return on investment expected at the time that the acquisitions were completed and could potentially result in impairment of other assets related to the development activities.

In accordance with SFAS109, deferred tax liabilities of approximately $15.2 million have been recorded for the tax effect of the amortizable intangible assets. Deferred tax assets of $15.2 million have also been recorded as we are releasing a portion of our previously established valuation allowance against our deferred tax assets. We are releasing a portion of the valuation allowance to the extent the realization of our deferred tax assets becomes assured as a result of the additional taxable income generated by the non-deductible amortizable intangible assets.

We recorded short- and long-term restructuring charges in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” or EITF 95-3, of $7.3 million, composed primarily of $3.4 million for the reduction of certain facilities leases, $3.1 million in severance for headcount reductions and $0.5 million for other restructuring charges.

We recorded $37.2 million in identifiable intangible assets, including acquired technology of $20.3 million, maintenance agreements of $5.3 million, trade names of $7.9 million and non-compete covenants of $3.7 million. The identifiable intangible assets are amortized over their useful lives, which are summarized below:

Developed technology – 3 years

Service/maintenance agreements – 1 year

Trademarks, trade names and service marks – 3 years

Non-compete covenants – 2 years

During the year ended December 31, 2003, we recorded approximately $16.0 million in acquisition-related costs associated with the amortization of purchased intangibles from the acquisition of TogetherSoft.

Of the total purchase price, approximately $150.9 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS, No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, goodwill will not be amortized and will be tested for impairment at least annually.

An independent valuation of the purchased assets was performed to assist us in determining the fair value of each identifiable tangible and intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to acquired IPRD projects. Standard valuation procedures and techniques were utilized in determining the fair value.

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

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental pro forma information reflecting the acquisition of TogetherSoft as if it occurred on January 1, 2002 is as follows for the years ended December 31, 2003 and 2002 (in thousands, except per share amounts, unaudited):

	December 31,
	2003	2002
Total net revenues	$295,236	$295,813
Net income (loss)	$(30,645)	$(4,327)
Net income (loss) per share	$(0.38)	$(0.05)

Such information is not necessarily representative of the actual results that would have occurred for those periods.

The following table summarizes the short-term portion of our restructuring activity related to the TogetherSoft acquisition, accounted for according to EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” or EITF 95-3, for the year ended December 31, 2003 (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2002	$—	$—	$—	$—
2003 restructuring accrual	3,441	3,109	506	7,056
Cash payments and write-offs	(3,036)	(2,962)	(506)	(6,504)

Accrual at December 31, 2003	$405	$147	$—	$552

Our 2003 restructuring accrual included $3.4 million resulting from headcount reductions of 76 employees, including 71 in sales, general and administrative and five in research and development and $3.1 million resulting from the termination of certain facilities leases. In addition, we recorded a charge of $0.5 million for lease termination costs and other costs related to facilities in France and Germany. Due to the timing of payments under lease agreements, we have recorded a portion of these costs as part of long-term restructuring. The total long-term lease termination obligation as of December 31, 2003 was $0.1 million.

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

Pursuant to the merger agreement, on October 11, 2002, we commenced an all-cash tender offer to acquire all outstanding shares of Starbase at a price of $2.75 per share. In the initial tender offer, which expired on November 22, 2002, we purchased approximately 78.9% of the outstanding Starbase shares. Upon the completion of the initial tender, we began consolidating the operating results of Starbase. The initial tender offer was followed by the merger on January 7, 2003 of Starbase with Galaxy Acquisition Corp., a wholly owned subsidiary of Borland formed for the purpose of making the acquisition. In the merger, holders of the remaining outstanding shares of Starbase common stock at the time of the merger received the same $2.75 cash price per share paid in the tender offer with an aggregate value of approximately $5.0 million. As a result of the merger,

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Starbase is now a wholly-owned subsidiary of Borland. Accordingly, with the payment to the remaining stockholders, we have eliminated the minority interest in the consolidated subsidiary during the quarter ended March 31, 2003.

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

This acquisition was accounted for as a purchase. The following summary of the total purchase price recorded for the Starbase acquisition includes cash paid upon the close of the initial tender offer and the acquisition of the remaining outstanding shares of Starbase in the subsequent merger with Galaxy Acquisition Corp. (in thousands):

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

Of the purchase price of Starbase, $0.3 million represented acquired IPRD that had not yet reached technological feasibility and has no alternative future use. The discount rate used in the valuation of IPRD was 30% – 36%. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisition. Independent third-party sources assisted us in calculating the value of IPRD by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion. In determining the value ultimately assigned to IPRD, we considered the stage of completion, complexity of work to date, difficulty of completing the remaining development, costs already incurred and the expected cost to complete the project.

With the exception of the business restructuring discussed below, the assumptions used in determining the value of in-process research and development acquired in connection with our purchase acquisitions completed during the years ended December 31, 2003 and 2002 have been consistent, in all material respects, with the actual results to date. The assumptions primarily consist of the expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products have entered the

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market. Failure to achieve the expected levels of revenues and net income from these products during their entire life cycle will negatively impact the return on investment expected at the time that the acquisitions were completed and could potentially result in impairment of other assets related to the development activities

The identifiable intangibles included acquired technology of $8.2 million, maintenance agreements of $3.4 million and trade names of $0.4 million. The identifiable intangibles are amortized over their useful lives, which are summarized below:

Acquired technology – 3 years

Service / Maintenance agreements – 1 year

Trademarks, trade names and service marks – 3 years

During the years ended December 31, 2003 and 2002, we recorded approximately $6.0 million and $0.5 million, respectively, in acquisition-related expenses associated with the amortization of the purchased intangibles from the acquisition of Starbase.

A valuation of the purchased assets was performed by an independent third party to assist us in determining the fair value of each identifiable tangible and intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to acquired in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired core/developed and in-process technology.

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

Borland and Starbase had different year-ends for reporting purposes. Borland’s fiscal year end is December 31, whereas Starbase’s fiscal year end was March 31. The preceding pro forma data for the year ended December 31, 2001 combines the results of operations of Borland for the year ended December 31, 2001 and Starbase for the fiscal year ended March 31, 2002. The preceding pro forma data for year ended December 31, 2002 combines the results of operations of Borland and Starbase for the year ended December 31, 2002. As a result, the historical results of Starbase for the three months ended March 31, 2002, which include revenues of

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$11.9 million and a net loss of $32.1 million, are included in both the year ended December 31, 2001 and year ended December 31, 2002 pro forma data. Such information is not necessarily representative of the actual results that would have occurred for those periods.

The following table summarizes our restructuring activity accounted for according to EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” or EITF 95-3, for the years ended December 31, 2003 and 2002 (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2001	$—	$—	$—	$—
2002 restructuring accrual	2,350	3,532	—	5,882
Lease payments	—	(147)	—	(147)

Accrual at December 31, 2002	2,350	3,385	—	5,735
2003 restructuring accrual	274	13	58	345
Cash payments and write-offs	(2,624)	(3,398)	(58)	(6,080)

Accrual at December 31, 2003	$—	$—	$—	$—

Our 2003 restructuring accrual included $0.3 million resulting from headcount reductions.

Our 2002 restructuring accrual included $2.4 million resulting from headcount reductions of 43 employees, including 39 in sales and general and administration and 4 in research and development and $3.5 million resulting from reduction of certain facilities leases. This amount represents our estimate of the costs to exit the facilities and is recorded in current liabilities.

We acquired other companies in 2002 and 2001, discussed below, which were accounted for under the purchase method. The results of operations for these acquisitions were not material to our financial statements either on an individual or aggregate basis and, accordingly, pro forma results have not been presented.

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

VMGear

On January 18, 2002, we completed our acquisition of Redline Software, Inc., or VMGear, which was a provider of performance assurance and testing solutions for Java developers. The transaction was accounted for

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as a purchase. Total fixed consideration of $2.0 million was paid upon the close of the transaction and acquisition-related costs were $0.2 million. Additional contingent consideration related to the transaction includes retention payments of $6.0 million to be earned through the continued employment of certain individuals and additional earnout payments of up to $10.0 million contingent upon future revenues derived from the sale of VMGear products, which is contingent on future employment. Contingent consideration, if any, will be earned and paid over a three-year period. We recorded this earnout as a component of restructuring, amortization of intangibles and acquisition-related expenses based upon our estimate of the total earnout on a straight-line basis. The results of operations for this acquisition were not material to our financial statements and, accordingly, pro forma results have not been presented.

The contingent consideration is being expensed when deemed probable that such payments will be made. For the years ended December 31, 2003 and 2002, we expensed $8.6 million and $3.1 million, respectively, in contingent consideration related to the VMGear acquisition. These amounts are included in the line item “Restructuring, litigation, amortization of intangibles, acquisition-related expenses and other charges” on our Consolidated Statements of Operations as they do not represent normal compensation activities.

NOTE 7.    RESTRUCTURING AND MERGER-RELATED CHARGES

The following table summarizes our short-term restructuring and acquisition-related activity accounted for according to EITF 94-3 and SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” as applicable, for the years ended December 31, 2003, 2002 and 2001 (amounts in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2000	$1,052	$620	$500	$2,172
2001 restructuring	228	—	—	228
Cash paid during 2001	(806)	(379)	—	(1,185)
Non-cash costs	50	—	(364)	(314)
Reversal of previous restructuring	(195)	38	157	—

Accrual at December 31, 2001	329	279	293	901
2002 restructuring	—	681	—	681
Cash paid during 2002	(229)	(412)	—	(641)
Non-cash costs	49	22	(13)	58
Reversal of previous restructuring	—	108	(108)	—

Accrual at December 31, 2002	149	678	172	999
March 2003 restructuring	961	2,024	50	3,035
September 2003 restructuring	2,419	1,063	170	3,652
December 2003 restructuring	3,376	405	258	4,039
Cash paid and write-offs during 2003	(3,406)	(3,289)	(176)	(6,871)
Reclassification from long-term restructuring	—	1,377	—	1,377

Accrual at December 31, 2003	$3,499	$2,258	$474	$6,231

Our December 2003 restructuring accrual included $3.4 million resulting from headcount reductions of 149 employees, including 115 in sales, general and administrative and 34 in research and development, and $0.4 million resulting from the exiting from certain facilities. The facility restructure represents our remaining lease payments less anticipated sublease income plus the write-off of leasehold improvements and is recorded in current liabilities. We also recorded $0.4 million related to the write-off of certain fixed assets and other costs.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our September 2003 restructuring accrual included $2.4 million resulting from headcount reductions of 110 employees, including 75 in sales, general and administrative and 35 in research and development, and $1.1 million resulting from the exiting from certain facilities. This amount represents our remaining lease payments less anticipated sublease income plus the write-off of leasehold improvements and is recorded in current liabilities.

Our March 2003 restructuring accrual included $1.0 million resulting from headcount reductions of 28 employees, including 19 in sales, general and administrative and 9 in research and development, and $2.0 million resulting from reduction of certain facilities leases. This amount represents our remaining lease payments less anticipated sublease income plus the write-off of leasehold improvements and is recorded in current liabilities. In addition, we recorded a charge of $2.4 million for a change in estimated lease termination costs related to two facilities in the United Kingdom. In January 2004 we settled our obligation on one of the two facilities and are actively working to settle the other. Due to the timing of payments under the lease agreements, we recorded these costs as a part of long-term restructuring. The total long-term lease termination obligation as of December 31, 2003 was $3.9 million.

During the year ended December 31, 2003 and 2002, we reclassified approximately $1.4 million and $0.6 million, respectively, from our long term restructuring accrual to short-term restructuring accrual to properly reflect the current portion of the lease obligations for vacant facilities in the United Kingdom.

NOTE 8.    LONG-TERM DEBT

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

Interest expense for this obligation was approximately $0.8 million for the year ended December 31, 2001.

NOTE 9.    INCOME TAXES

Income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
U.S.	$(32,701)	$10,910	$24,441
Non-U.S.	(3,872)	12,174	4,510

	$(36,573)	$23,084	$28,951

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes consisted of the following (in thousands):
	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$(620)	$—	$635
State	200	5	250
Non-U.S.	4,083	5,137	5,363

	3,663	5,142	6,248

Deferred:
Federal	—	—	—
State	—	—	—
Non-U.S.	308	582	(403)

	308	582	(403)

Income tax provision	$3,971	$5,724	$5,845

The following is reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income before income taxes (in thousands):

	Year Ended December 31,
	2003	2002	2001
Tax provision computed at U.S. statutory rate	$(12,802)	$8,079	$10,133
State taxes	(2,195)	1,385	1,737
Benefit on utilization of U.S. losses	3,993	(5,351)	(9,614)
Non-U.S. withholding taxes	1,452	1,567	1,970
Tax effect of acquisition related non-deductible goodwill and intangibles	8,996	—	—
Subsidiaries’ results subject to tax rates other than U.S. statutory rates	3,313	(1,064)	864
Limitation on utilization of non-U.S. losses	1,214	1,108	755

Income tax provision	$3,971	$5,724	$5,845

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are comprised of the following (in thousands):

	Year Ended December 31,
	2003	2002
Accrued expenses	$11,911	$15,439
Accounts receivable reserves	3,366	3,743
Inventory valuation	606	700
Depreciation, amortization and other	928	1,122
U.S. federal and state loss and credit carryforwards	141,690	94,711
Acquisition related intangible amortization	10,950	—
Non-U.S. loss carryforwards	8,867	8,921

Gross deferred tax assets	178,318	124,636
Deferred tax assets valuation allowance	(166,092)	(123,146)

Deferred tax assets, net of valuation allowance	$12,226	$1,490

Acquired intangibles	$(10,950)	$—

Deferred tax liability, net	$(10,950)	$—

Deferred tax assets, net	$1,276	$1,490

In accordance with SFAS 109, deferred tax liabilities of approximately $19.9 million were recorded during 2003 for the tax effect of the non-deductible amortizable intangible assets associated with the TogetherSoft and Starbase acquisitions. Deferred tax assets of approximately $19.9 million were also recorded during 2003 as we release a portion of our previously established valuation allowance against our deferred tax assets. We release a portion of the valuation allowance to the extent the realization of our deferred tax assets becomes assured as a result of the additional taxable income generated by the non-deductible amortizable intangible assets.

For U.S. federal and state income tax purposes, we have net operating loss, or NOL, carryforwards of approximately $295.3 million and $3.8 million at December 31, 2003, respectively. The amount of NOL carryforwards has increased significantly from December 31, 2002 as we have succeeded to the U.S. federal NOL carryforwards of TogetherSoft and Starbase in the amounts of $1.3 million and $47.0 million, respectively. In the event that we can utilize these NOL carryforwards against our U.S. federal taxable income, we will release a portion of the valuation allowance against goodwill. We also have available U.S. federal and state tax credit carryforwards of approximately $26.5 million and $9.4 million, respectively. These credit carryforwards expire between 2005 and 2021, if not utilized. We also have Alternative Minimum Tax, or AMT, credit carryforwards for U.S. federal income tax purposes of approximately $1.0 million, which do not expire.

Utilization of federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before full utilization. We also have approximately $33.6 million of NOL carryforwards in various foreign jurisdictions.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and related valuation allowances of approximately $52.7 million relate to certain U.S. NOL carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Applicable U.S. income and non-U.S. withholding taxes have not been provided on undistributed earnings of approximately $33.3 million of our foreign subsidiaries as such earnings are considered to be permanently invested in foreign operations.

At December 31, 2003 and 2002, we had reserved a substantial portion of our deferred tax assets. We believe sufficient uncertainty exists regarding the realizability of the deferred tax assets, caused by the impact on our net operating losses of factors including our acquisition strategy, continued competition in all the markets we participate in, the possibility of future industry consolidation and the uncertainty of predicting our future income, such that a valuation allowance has been provided.

NOTE 10.    LEASES

We lease certain of our office and operating facilities and certain furniture and equipment under various operating leases. Lease terms range from one to seventeen years.

As of December 31, 2003, contractual commitments associated with lease obligations are as follows, (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Operating leases	$12,376	$10,677	$6,009	$5,110	$4,770	$5,665	$44,607
Restructuring-related operating leases	2,244	782	782	782	782	3,214	8,586

Total commitments	$14,620	$11,459	$6,791	$5,892	$5,552	$8,879	$53,193

Rent expense for all operating leases was approximately $12.4 million, $7.9 million and $6.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The restructuring-related operating leases above represent total lease commitments that are not associated with continuing operations. We have recorded restructuring-related operating lease obligations in our restructuring accrual, net of assumed sublease income and present value factors.

NOTE 11.    SERIES B MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

NOTE 12.    SERIES C CONVERTIBLE PREFERRED STOCK

In 1999, we sold an aggregate of 625 shares of Series C Convertible Preferred Stock, or Series C Stock, to Microsoft Corporation for $25 million. The Series C Stock has no voting rights, until such stock is converted to

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2002, 285 shares of Series C stock were converted into 3,064,516 shares of common stock. At December 31, 2002, no shares of Series C Stock remained outstanding. We recorded a charge for the Series C stock of approximately $0.4 million to the income available to common stockholders during the year ended December 31, 2001.

NOTE 13.    COMMON SHARES RESERVED FOR FUTURE ISSUANCE

Shares of common stock reserved for future issuance at December 31, 2003 are as follows:

Employee Stock Purchase Plans	1,308,820
Stock Option Plans	17,792,749

Total	19,101,569

NOTE 14.    DEFERRED COMPENSATION

During the year ended December 31, 2003, we granted 280,000 shares of restricted stock to certain employees and officers with a cash purchase price of $0.01 per share and a vesting term of five years. The stock is subject to repurchase if employment terminates prior to vesting. Deferred compensation was charged for the aggregate amount by which the price of our common stock on the date of grant exceeded the cash purchase price of the restricted stock, which was approximately $2.4 million. This charge was recorded as a reduction of stockholder’s equity and is amortized as compensation expense over the five-year vesting term.

During the year ended December 31, 2003, we recorded deferred compensation of approximately $1.2 million, which primarily represented the portion of the consideration for the acquisition of TogetherSoft that is dependent upon the continued employment of certain employees. This balance of deferred compensation is being amortized to operating expenses over the vesting term, which ranges from two to four years. No deferred compensation was recorded in the year ended December 31, 2002.

NOTE 15.    STOCK REPURCHASE PROGRAMS

During September 2001, our Board of Directors authorized repurchases of up to $30 million of our outstanding common stock. As a part of this program, we repurchased 1,783,505 common shares for an average price of $9.41 a share for a total consideration of $16.8 million during the year ended December 31, 2003. We repurchased 864,700 common shares for an average price of $9.03 a share for a total consideration of $7.8 million during the year ended December 31, 2002. We repurchased 422,500 common shares for an average price of $9.92 a share for a total consideration of $3.6 million during the year ended December 31, 2001. This authorization is still deemed to be in effect.

In August 2003, our Board of Directors authorized a 10b5-1 repurchase program whereby up to $15 million of our outstanding common stock, or 1,000,000 shares, whichever comes first, may be repurchased with a per trading day limit of 2,000 shares. Under this program we repurchased 200,000 common shares for an average price of $9.23 a share for total consideration of $1.8 million during the year ended December 31, 2003.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2004, our Board of Directors authorized an increase to our existing discretionary stock repurchase program of up to $30 million, increasing total repurchase authorizations since September 2001 to $75 million.

NOTE 16.    EMPLOYEE BENEFIT PLANS

Stock Option Plans

As of December 31, 2003, we have various stock-based compensation plans. Our employee stock option plans allow us to grant, on a discretionary basis, both incentive stock options and non-qualified stock options, as well as restricted stock and stock bonuses. Generally, options have been granted that vest monthly over a four-year vesting period from the date of grant. For most grantees, options expire at the earlier of either three months after termination of the grantee’s employment or ten years after the date of grant.

Under our 2002 Stock Incentive Plan, we automatically grant options to non-employee directors on a nondiscretionary basis. Upon first joining the Board, each non-employee director is granted options to acquire 30,000 shares of our common stock. All such shares vest one year from the date of grant. Effective July 1, 2001, and on July 1 of each year thereafter, each non-employee director (excluding the Chairman of the Board) receives an annual stock option to purchase 12,500 shares of our common stock. The Chairman of the Board receives an annual stock option to purchase 17,500 shares of our common stock. In addition, each non-employee director that serves as a member on a committee of the Board receives an additional annual stock option to purchase 1,000 shares of our common stock for each committee on which they serve as a member. In addition to the option for service on the committee, a non-employee director that serves as the chairman of a committee of the Board receives an additional stock option to purchase 1,000 shares of our common stock for each such service. These stock options vest over a three-year vesting schedule with one-third of the options vesting one year from the date of the grant and the remaining two-thirds of the options vesting over the remaining two years on a monthly basis. In the event of a change of control of Borland, the options will vest immediately.

At December 31, 2003, approximately 4,075,190 shares were available for future grant under our various stock option plans. All options granted under the plans for the years ended December 31, 2003, 2002 and 2001 were priced at the market value on the date of grant.

On June 12, 2003, our stockholders approved an amendment to increase the reserve under the 2002 Stock Incentive Plan by an additional 2,500,000 shares to bring the total to 5,000,000 shares of our common stock authorized for issuance thereunder.

On May 31, 2001, our stockholders approved an amendment to our 1997 Stock Option Plan to increase, by 3.0 million, the number of shares of our common stock reserved for issuance thereunder.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our stock option activity and related weighted average exercise prices within each category for the years ended December 31, 2003, 2002 and 2001 relating to our stock option plans (in thousands, except share price):

	Year Ended December 31,
	2003		2002		2001
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of period	13,753	$9.45	13,333	$8.73	12,114	$7.21
Stock options:
Granted	5,035	$9.84	3,271	$11.04	4,824	$11.40
Exercised	(2,543)	$5.37	(1,482)	$5.54	(2,172)	$5.61
Canceled	(2,523)	$19.18	(1,369)	$10.51	(1,433)	$9.53

Options outstanding at end of period	13,722	$11.42	13,753	$9.45	13,333	$8.73

Exercisable	7,295		6,171		4,532

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

	Year Ended December 31,
	2003	2002	2001
Expected life	4.5 years	3.62 years	3.5 years
Risk-free interest rate	3.19%	3.10%	3.96%
Volatility	62.0%	68.0%	86.5%
Dividend yield	0.00%	0.00%	0.00%

The weighted-average fair value of the stock options granted under the Employee Stock Option Plans during the years ended December 31, 2003, 2002 and 2001, as defined by SFAS 123, was $6.70, $6.97 and $8.39, respectively.

The following table summarizes information about stock options outstanding at December 31, 2003 (options outstanding and exercisable are in thousands):

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2003	Weighted- Average Exercise Price
		(in years)
$0.49–$5.99	2,955	6.43	$5.29	2,600	$5.27
$6.00–$8.99	2,954	7.38	7.66	1,351	7.15
$9.00–$11.00	2,713	8.70	9.84	728	10.15
$11.01–$14.00	2,580	8.59	12.85	673	12.60
$14.01–$715.00	2,520	6.67	23.25	1,943	25.54

	13,722	7.53	$11.42	7,295	$12.21

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plans

We have one active Employee Stock Purchase Plan, or ESPP. This plan allows our eligible employees, and the eligible employees of our subsidiaries, to purchase shares of our common stock through payroll deductions. Purchases are limited to 15% of the employee’s compensation, subject to a maximum annual employee purchase limit of $25,000 worth of our common stock and a maximum employee purchase date limit of no more than 1,250 shares of our common stock. The ESPP shares may be purchased by participants at 85% of the lower of the fair value of the common stock at the beginning of the offering period or the fair value on the purchase date. There are two offering periods, a twelve month annual offering period that begins on or about December 1 of each year and a six-month half year offering period that generally begins on or about June 1 of each year. An employee may not participate simultaneously in more than one offering. Generally, the annual offering period is comprised of two six-month purchase periods ending on or about the last day of May and November of each year, while the half year offering period is comprised of a single purchase period. On June 12, 2003, our stockholders approved an amendment to our 1999 Employee Stock Purchase Plan to increase the shares authorized for issuance by 900,000 shares. Of the 3,100,000 shares of common stock that have been reserved for issuance under the plan, 1,791,180 shares were issued through December 31, 2003. Sales under the plan during the years ended December 31, 2003, 2002 and 2001 were 508,492, 441,749 and 439,244 shares of common stock at an average price of $8.01, $7.97 and $5.06 per share, respectively.

Compensation cost (included in pro forma net income and net income (loss) per share amounts) is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following weighted average assumptions:

	Year Ended December 31,
	2003	2002	2001
Expected life	1 year	1 year	1 year
Risk-free interest rate	1.24%	3.10%	3.96%
Volatility	52.0%	68.0%	86.5%
Dividend yield	0.00%	0.00%	0.00%

The weighted average fair value of those purchase rights granted during the years ended December 31, 2003, 2002 and 2001, as defined by SFAS 123, was $4.01, $5.51 and $7.11, respectively.

401(k) Benefit Plan

We maintain a 401(k) Profit Sharing Plan, or the Plan, for our full-time employees. Each participant in the Plan may elect to contribute up to $13,000 of his or her annual compensation to the Plan for 2004. The limit for 2003 was $12,000. We match employee contributions at a rate of 50% to a maximum of 6% of the employee’s annual compensation. Employee and employer contributions are fully vested. During 2003, 2002, and 2001, our contributions amounted to $1.7 million, $1.2 million and $1.0 million, respectively.

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

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18.    LITIGATION

On November 27, 2002, a stockholder class action and derivative lawsuit, Dieterich v. Harrer, et al., Case No. 02CC00350, was filed against Starbase Corporation and five former directors of Starbase in the Superior Court of the State of California for Orange County, claiming that the former directors had breached fiduciary duties owed to Starbase and stockholders of Starbase. We are paying the costs of defending this litigation pursuant to indemnification obligations under the merger agreement relating to our acquisition of Starbase. Following a series of motions, the case was dismissed without prejudice on August 20, 2003. On October 28, 2003, a stockholder class action relating to the same matter, Dieterich v. Harrer, et al, Case No. 024-N, was filed against the former directors of Starbase in Chancery Court of the State of Delaware, alleging breach of fiduciary duties by the former directors of Starbase, Borland, Dale L. Fuller, Keith E. Gottfried, Frederick A. Ball, and Doug Barre. We have submitted a motion for summary judgment in the State of Delaware, and we intend to defend ourselves vigorously. There is no indication at present whether the lawsuit will have a material effect on Borland’s financial condition, results of operations or liquidity.

From time to time, we may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period. We believe that, given our current liquidity and cash and investment balances, even were we to receive an adverse judgment with respect to litigation that we are currently a party to, such a judgment would not have a material impact on liquidity.

From time to time we receive notices from third parties claiming infringement by our products of third-party patent, trademark and other intellectual property rights, disputing royalties, or disputing other commercial arrangements. Regardless of the merit of any such claim, responding to these claims could be time consuming and expensive, and may require us to enter into licensing or royalty agreements which may not be offered or available on terms acceptable to us. If a successful claim is made against us, our business could be materially and adversely affected. We expect that our software products will increasingly be subject to such claims as the number of products and competitors in our industry segment increases, the functionality of product overlap and industry participants become more aggressive in using patents offensively.

NOTE 19.    ENTERPRISE-WIDE DISCLOSURES

We have various wholly-owned subsidiaries, which develop, market and/or distribute our products in other countries. In certain international markets not covered by our non-U.S. subsidiaries, we generally sell through independent distributors. For our geographic disclosures, intercompany transactions are recorded at either cost or applicable transfer price, as appropriate. Intercompany transactions and balances are eliminated upon consolidation. As required by SFAS 131, “Disclosure about Segments of an Enterprise and Related Information,” our summary financial information from our reportable segments follows (amounts in thousands):

	Year Ended December 31,
	2003	2002	2001
Total net revenues from unaffiliated customers:
Americas	$146,035	$109,031	$100,348
EMEA	104,976	88,382	84,103
Asia Pacific	44,225	47,166	37,320

Total net revenues	$295,236	$244,579	$221,771

Design	$50,489	$3,600	$—
Develop	124,662	153,855	137,396
Deploy	43,893	47,026	49,648
Technical support	53,108	25,148	22,507
Consulting and training	23,084	14,950	12,220

Total net revenue	$295,236	$244,579	$221,771

Intercompany revenues U.S.	$15,214	$16,754	$13,051
Eliminations	(15,214)	(16,754)	(13,051)

Reported intercompany revenues	$—	$—	$—

Depreciation and amortization expense:
Americas	$27,765	$5,698	$5,709
EMEA	1,002	675	574
Asia Pacific	1,443	1,369	1,216

Depreciation and amortization expense	$30,210	$7,742	$7,499

Operating results:
Americas	$(91,605)	$(37,644)	$(29,215)
EMEA	41,378	41,996	40,064
Asia Pacific	10,293	14,779	6,985

Operating income (loss)	$(39,934)	$19,131	$17,834

Long-lived assets:
Americas	$223,978	$61,193	$20,307
EMEA	9,709	1,572	1,629
Asia Pacific	7,133	5,892	6,764

Long-lived assets	$240,820	$68,657	$28,700

Identifiable assets:
Americas	$216,176	$89,438	$46,975
EMEA	111,511	65,447	44,251
Asia Pacific	(18,543)	(17,915)	(9,773)

Identifiable assets	309,144	136,970	81,453
General corporate assets (cash, cash equivalents and short-term investments)	202,645	296,156	294,370

Total assets	$511,789	$433,126	$375,823

Our Americas operations include activities of our parent company located in the United States and subsidiaries in Canada, Mexico and Brazil. Our EMEA operations include activities of our subsidiaries in the Netherlands, Germany, United Kingdom, Italy, Sweden, Finland and France and branch offices in Spain and Russia. Our Asia Pacific operations include activities of our subsidiaries in Singapore, Japan, Taiwan, Korea, Hong Kong, China, India, Australia and New Zealand.

Total net revenues from Japan were $21.5 million, $25.5 million and $23.6 million, in the years ended December 31, 2003, 2002, and 2001, respectively, and represented 7%, 10% and 11% of total net revenues in the years ended December 31, 2003, 2002, and 2001, respectively. Total net revenues from Germany were $30.7 million, $27.1 million and $24.6 million, in the years ended December 31, 2003, 2002, and 2001, respectively, and represented 10%, 11% and 11% of total net revenues in the years ended December 31, 2003, 2002, and 2001, respectively. No other country accounted for total net revenues greater than 10% of total net revenues in the years ended December 31, 2003, 2002, and 2001.

Revenues, operating results and identifiable assets are classified by location of our facilities rather than by customer location. Revenues related to product transfers between geographic areas were not significant. Export revenues from the U.S. represented $1.6 million, $1.2 million and $0.5 million during the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 20.    INDEMNIFICATIONS AND GUARANTEES

The following is a summary of our agreements that we have determined are within the scope of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003, except as noted below.

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.

As part of the Starbase and TogetherSoft acquisitions, we entered into agreements whereby we indemnify the officers and directors of the acquired company for certain events or occurrences while the officer or director served in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have purchased Director and Officer insurance policies for Starbase and TogetherSoft that limit our exposure for six years. These insurance policies enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.

We entered into an agreement for the outsourcing of inventory fulfillment. As a component of this agreement, we guarantee that in the event we terminate the fulfillment agreement, we will purchase all inventory held by the vendor at the time of termination. We estimate and accrue reserves for excess inventory at the fulfillment vendor. As of December 31, 2003, we had inventory in excess of the reserves of approximately $0.9 million, which represents the potential obligation relating to this guarantee.

During the year ended December 31, 2003, we entered into an operating lease for our U.S. regional sales headquarters in Cupertino, California. In the event that we do not exercise our option to extend the term of the lease, we guarantee certain costs to restore the property to certain conditions in place at the time the lease commenced. We are accruing the estimated lease restoration costs over the lease term.

During 1999, we entered into a ten-year operating lease for our corporate headquarters buildings in Scotts Valley, California. In the event that we do not exercise our option to extend the term of the lease, we guarantee certain costs to restore the property to certain conditions in place at the time of lease. We believe the estimated fair value of this guarantee is minimal.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify and agree to repair, replace or reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products, limited to the purchase price paid. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is limited to the purchase price paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal.

SCHEDULE II

BORLAND SOFTWARE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For the Years ended December 31, 2003, 2002 and 2001

(in thousands)

	Balance at Beginning of Period	Charged to Statements of Operations	Deductions From Reserves	Balance at End of Period
December 31, 2003:
Allowance for sales returns, rebates and doubtful accounts	$17,538	$7,061	$7,774	$16,825
December 31, 2002:
Allowance for sales returns, rebates and doubtful accounts	$15,179	$13,502	$11,143	$17,538
December 31, 2001:
Allowance for sales returns, rebates and doubtful accounts	$13,669	$15,581	$14,071	$15,179

S-1