Form 10-Q
period 2004-03-31
BORLAND SOFTWARE CORP
filed 2004-05-10
CIK 853273

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

YES ☒ NO ☐

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 30, 2004, the most recent practicable date prior to the filing of this report, was 80,746,100.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$190,723	$197,023
Short-term investments	12,908	5,623
Accounts receivable, net of allowances of $15,165 and $16,825	46,991	54,989
Other current assets	15,565	13,333

Total current assets	266,187	270,968
Property and equipment, net	18,980	20,377
Goodwill	183,049	183,303
Intangible assets, net	23,015	26,752
Other non-current assets	8,152	10,389

Total assets	$499,383	$511,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,398	$11,843
Accrued expenses	44,166	50,046
Short-term restructuring	2,473	6,783
Income taxes payable	9,236	6,309
Deferred revenues	49,826	48,330
Other current liabilities	8,029	7,754

Total current liabilities	122,128	131,065
Long-term restructuring	3,483	3,979
Other long-term liabilities	9,352	8,877

Total liabilities	134,963	143,921

Commitments and contingencies (Notes 9 and 11)
Stockholders’ equity:
Common stock; $.01 par value; 200,000,000 shares authorized; 80,906,698 and 81,001,946 shares issued and outstanding	809	810
Additional paid-in capital	626,266	624,713
Accumulated deficit	(209,483)	(210,196)
Deferred compensation	(1,648)	(2,475)
Cumulative comprehensive income	9,231	9,571

	425,175	422,423
Less: Common stock in treasury at cost, 8,318,205 and 7,688,923 shares	(60,755)	(54,555)

Total stockholders’ equity	364,420	367,868

Total liabilities and stockholders’ equity	$499,383	$511,789

See accompanying Notes to Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2004	2003
Licenses and other revenues	$50,820	$56,809
Service revenues	22,039	17,561

Net revenues	72,859	74,370

Cost of licenses and other revenues	2,831	3,099
Cost of service revenues	6,002	6,599
Amortization of acquired intangibles	2,561	4,317

Cost of revenues	11,394	14,015

Gross profit	61,465	60,355

Selling, general and administrative	40,575	43,974
Research and development	16,791	20,244
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges	1,739	13,555

Total operating expenses	59,105	77,773

Operating income (loss)	2,360	(17,418)
Interest income, net and other	268	1,234

Income (loss) before income taxes	2,628	(16,184)
Income tax provision	1,915	1,508

Net income (loss)	$713	$(17,692)

Net income (loss) per share:
Net income (loss) per share — basic	$0.01	$(0.22)

Net income (loss) per share — diluted	$0.01	$(0.22)

Shares used in computing basic net income (loss) per share	80,808	78,910

Shares used in computing diluted net income (loss) per share	82,737	78,910

See accompanying Notes to Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended March 31,
	2004	2003
Net income (loss)	$713	$(17,692)
Other comprehensive income (loss):
Foreign currency translation adjustments	(340)	685
Fair market value adjustment for available-for-sale securities	—	(2)

Comprehensive income (loss)	$373	$(17,009)

See accompanying Notes to Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS OPERATING ACTIVITIES:
Net income (loss)	$713	$(17,692)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,745	7,458
Write-off of loan receivable	—	2,209
CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECT OF BUSINESS ACQUISITIONS:
Accounts receivable	7,789	2,740
Other assets	109	3,621
Accounts payable and accrued expenses	(9,212)	(1,693)
Income taxes payable	3,120	(455)
Short-term restructuring	(4,310)	(3,874)
Other	1,218	3,668

Cash provided by (used in) operating activities	5,172	(4,018)

CASH FLOWS INVESTING ACTIVITIES:
Purchase of property and equipment	(406)	(720)
Acquisition of Starbase, net of cash acquired	—	(5,320)
Acquisition of TogetherSoft, net of cash acquired	—	(71,627)
Purchases of short-term investments	(7,378)	(7,611)
Sales and maturities of short-term investments	93	49,449

Cash used in investing activities	(7,691)	(35,829)

CASH FLOWS FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	2,184	4,293
Repurchase of common stock	(6,206)	(2,882)

Cash (used in) provided by financing activities	(4,022)	1,411
Effect of exchange rate changes on cash	241	1,240

Net change in cash and cash equivalents	(6,300)	(37,196)
Cash and cash equivalents at beginning of period	197,023	239,771

Cash and cash equivalents at end of period	$190,723	$202,575

See accompanying Notes to Condensed Consolidated Financial Statements.

BORLAND SOFTWARE CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying Borland Software Corporation, or Borland, condensed consolidated financial statements at March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Borland’s financial position at March 31, 2003 and December 31, 2003, and its results of operations and cash flows for the three months ended March 31, 2004 and 2003. Certain amounts in the March 31, 2003 and December 31, 2003 information have been reclassified in order to be consistent with current financial statement presentation. See Note 5 to our Notes to Condensed Consolidated Financial Statements for information regarding our reclassifications.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for any subsequent quarter or for the full year. The condensed consolidated financial statements and notes should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission, or the SEC, on March 15, 2004.

Transition of sales cycle

We are in the process of transforming the company from one focused on selling individual development tools alone to one focused on selling multi-product enterprise solutions that span the entire software application development lifecycle. As part of this transformation, we are focused on increasing sales force productivity by generating more sales of our multi-product solutions, developing stronger alliances with systems integrators and technology partners that have strong relationships with enterprise-level customers, and selling our individual products through our network of channel partners. As we make the transition to selling enterprise solutions, we expect to compete more directly with larger companies and, as a result, we may face additional pricing pressures, longer sales cycles, and more complex revenue agreements.

NOTE 2—STOCK BASED COMPENSATION

Stock-Based Compensation Plans

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations. Under APB 25, compensation expense is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. We recognize compensation cost for stock options, if any, ratably over the vesting period. Generally, we grant options with an exercise price equal to the closing market price of our stock on the grant date. Accordingly, we have not recognized any compensation expense for our stock option plans. We have also granted restricted stock awards to certain officers and other executives as an incentive to retain key employees. The awarded shares are made in common stock and vest at the end of the restriction period. Upon issuance of the award, an amount equivalent to the excess of the market price of the shares awarded over the price paid by the recipient at the date of grant is recorded in deferred compensation and is amortized against income over the related vesting period. We provide additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123,” or SFAS No. 148.

Pro Forma Net Income (Loss) and Net Income (Loss) Per Share

Compensation expense included in pro forma net income (loss) and net income (loss) per share is recognized for the fair value of the awards granted under our stock option and stock purchase plans using the Black-Scholes pricing model. The fair value of each stock option is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003
Expected life	4.31 years	4.48 years
Risk-free interest rate	2.99%	3.82%
Volatility	52.0%	62.0%
Dividend yield	0.00%	0.00%

The fair value of each employee stock purchase plan award is estimated using the Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003
Expected life	1.00 year	1.00 year
Risk-free interest rate	1.24%	1.56%
Volatility	52.0%	62.0%
Dividend yield	0.00%	0.00%

The weighted average fair value of the stock options granted under our employee stock option plans and the stock awarded under our employee stock purchase plan during the three months ended March 31, 2004 and 2003, as defined by SFAS No. 123, was $4.01 and $7.80, respectively.

Had we recorded compensation expenses based on the estimated grant date fair value for awards granted under our stock option and stock purchase plans as defined by SFAS No. 123, our pro forma net loss and net loss per share for the three months ended March 31, 2004 and 2003, would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income (loss):
As reported	$713	$(17,692)
Stock compensation adjustment—intrinsic value	38	366
Stock compensation expense, net of tax effect—fair value	(2,206)	(5,747)

Pro Forma	$(1,455)	$(23,073)

Net income (loss) per share:
As reported basic	$0.01	$(0.22)
As reported diluted	$0.01	$(0.22)
Pro Forma basic	$(0.02)	$(0.29)
Pro Forma diluted	$(0.02)	$(0.29)

The pro forma amounts include compensation expenses related to stock option grants and stock purchase rights for the three months ended March 31, 2004 and 2003. In future periods, the compensation expense will increase as a result of the fair value of stock options and stock purchase rights granted in those future periods.

NOTE 3—NET INCOME (LOSS) PER SHARE

We compute net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share,” or SFAS No. 128. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially diluted shares outstanding during the period. Potentially diluted shares, which consist of incremental shares issuable upon exercise of stock options, are included in diluted net income (loss) per share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Numerator:
Net income (loss)	$713	$(17,692)
Denominator:
Denominator for basic income (loss) per share – weighted average shares outstanding	80,808	78,910
Effect of dilutive securities	1,929	—

Denominator for diluted income (loss) per share	82,737	78,910

Net income (loss) per share – basic	$0.01	$(0.22)

Net income (loss) per share – diluted	$0.01	$(0.22)

The diluted earnings per share calculation for the three months ended March 31, 2004 and 2003, excludes options to purchase approximately 6.4 million and 15.3 million shares, respectively, because their effect would have been antidilutive.

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

During the three months ended March 31, 2004, we recorded approximately $3.0 million in acquisition-related expenses associated with the amortization of the purchased intangibles from the acquisition of TogetherSoft.

Of the total purchase price, approximately $150.9 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, goodwill is not being amortized and is tested for impairment at least annually.

Supplemental pro forma information reflecting the acquisition of TogetherSoft as if it occurred on January 1, 2003 is as follows (in thousands, except per share amounts, unaudited):

Three Months Ended March 31, 2003
Total net revenues	$74,370
Net income (loss)	$(18,270)
Net income (loss) per share	$(0.23)

Such information is not necessarily representative of the actual results that would have occurred for those periods.

The following table summarizes the short-term portion of our restructuring activity related to the TogetherSoft acquisition accounted for according to the Emerging Issues Task Force Issue No. 95-3, or EITF 95-3, for the three months ended March 31, 2004 (in thousands):

	Severance and Benefits	Facilities	Total
Accrual at December 31, 2003	$405	$147	$552
Cash payments	—	(70)	(70)
Reclassification from long-term restructuring	—	79	79

Accrual at March 31, 2004	$405	$156	$561

Starbase Corporation

On October 8, 2002, we signed a merger agreement to purchase all of the outstanding shares of Starbase Corporation, or Starbase, for an aggregate consideration of approximately $24.0 million and $2.0 million in bridge financing that was forgiven upon the consummation of the transaction. Starbase was a provider of end-to-end enterprise software lifecycle solutions covering requirements definition and management, code and content development, and change and configuration management.

During the three months ended March 31, 2004, we recorded approximately $0.7 million in acquisition-related expenses associated with the amortization of the purchased intangibles from the acquisition of Starbase.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows (in thousands):

Total
Balance as of December 31, 2003	$183,303
Adjustments to initial purchase accounting	(254)

Balance as of March 31, 2004	$183,049

The adjustment to goodwill is primarily related to fluctuations in foreign currency exchange rates during the three months ended March 31, 2004.

The following tables summarize our intangible assets, net (in thousands):

	March 31, 2004
	Gross carrying value	Accumulated amortization	Net carrying value
Acquired technology	$30,495	$(13,865)	$16,630
Service/maintenance agreements	8,700	(8,700)	—
Trademarks, trade names and service marks	8,300	(3,355)	4,945
Other	4,975	(3,535)	1,440

Total	$52,470	$(29,455)	$23,015

	December 31, 2003
	Gross carrying value	Accumulated amortization	Net carrying value
Acquired technology	$30,495	$(11,465)	$19,030
Service/maintenance agreements	8,700	(8,513)	187
Trademarks, trade names and service marks	8,300	(2,664)	5,636
Other	4,975	(3,076)	1,899

Total	$52,470	$(25,718)	$26,752

Estimated future amortization expense related to our intangible assets at March 31, 2004 is as follows (in thousands):

March 31, 2004
2004 (nine months)	$10,576
2005	12,092
2006	347

Total	$23,015

We have reclassified from operating expenses to cost of revenues the amortization of acquired technology and maintenance contracts for the three months ended March 31, 2003 to provide consistent presentation with the three months ended March 31, 2004. This reclassification did not impact total net revenues, net loss, or net loss per share for the three months ended March 31, 2003. The effect of the reclassification on the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended March 31, 2003
	As Previously Reported	As Revised
Amortization of acquired intangibles	$—	$4,317
Total cost of revenues	$9,698	$14,015
Gross profit	$64,672	$60,355
Total operating expenses	$82,090	$77,773

NOTE 6—RESTRUCTURING

The following table summarizes our short-term restructuring and acquisition-related activity accounted for according to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” for the three months ended March 31, 2004 (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2003	$3,499	$2,258	$474	$6,231
Cash payments and write-offs	(2,662)	(1,943)	(209)	(4,814)
Reclassification from long-term restructuring	—	495	—	495

Accrual at March 31, 2004	$837	$810	$265	$1,912

During the three months ended March 31, 2004 we reclassified approximately $0.5 million from our long-term restructuring accrual to short-term restructuring accrual to properly reflect the current portion of the lease obligations for vacant facilities in the United Kingdom. At March 31, 2004 we had approximately $3.5 million in our long-term restructuring accrual related to the lease obligations for vacant facilities. During the three months ended March 31, 2004, we paid approximately $1.5 million in cash for the termination of a facility lease which is included in cash payments and write-offs under facilities in the table above. We expect our severance and benefits accrual to be fully paid by the end of 2004 and we are currently seeking to sublet or terminate the leases on our vacant facilities.

NOTE 7—INCOME TAXES

For the three months ended March 31, 2004 and 2003, we recorded income tax expense of $1.9 million and $1.5 million, respectively. Our tax provisions for the three months ended March 31, 2004 and 2003 were not based on our expected annual rate, as we incurred non-U.S. withholding taxes in a number of foreign jurisdictions, which were not based on our profitability, as well as non-U.S. income taxes for certain profitable foreign operations. We also incurred U.S. federal tax expense for Alternative Minimum Tax, or AMT, purposes, as well as state income tax expense. Tax liabilities incurred in foreign jurisdictions were not offset by the benefits of prior U.S. net operating loss and tax credit carryforwards.

NOTE 8—REPURCHASE OF COMMON STOCK

Discretionary Repurchase Program

In September 2001, our Board of Directors authorized the use of up to $30.0 million to repurchase shares of our outstanding common stock under a discretionary stock repurchase program. During the three months ended March 31, 2004, the plan approached its $30.0 million limit and in February 2004, our Board of Directors authorized an additional $30.0 million to repurchase shares of our outstanding stock under the discretionary program, bringing the total discretionary stock repurchase authorizations to $60.0 million.

As a part of our discretionary stock repurchase program, we repurchased 523,100 common shares at an average price of $9.56 per share for an aggregate cost of approximately $5.0 million during the three months ended March 31, 2004. During the three months ended March 31, 2003, we repurchased 299,801 common shares at an average price of $9.61 per share for an aggregate cost of approximately $2.9 million. The discretionary program is currently deemed to be in effect and at March 31, 2004, approximately $27.7 million remains authorized for future repurchases.

10b5-1 Repurchase Program

In August 2003, our Board of Directors authorized a 10b5-1 repurchase program whereby up to 1,000,000 shares or $15.0 million worth of our outstanding common stock, whichever comes first, may be repurchased with a per trading day limit of 2,000 shares. Under this program we repurchased 124,000 common shares at an average price of $9.69 a share for total consideration of $1.2 million during the three months ended March 31, 2004. This authorization is currently deemed to be in effect and at March 31, 2004, approximately $12.0 million, or 676,000 shares, whichever comes first, remains authorized for future repurchases.

NOTE 9—LITIGATION

On November 27, 2002, a stockholder class action and derivative lawsuit, Dieterich v. Harrer, et al., Case No. 02CC00350, was filed against Starbase Corporation, or Starbase, and five former directors of Starbase in the Superior Court of the State of California for Orange County, claiming that the former directors had breached fiduciary duties owed to Starbase and stockholders of Starbase. We are paying the costs of defending this litigation pursuant to indemnification obligations under the merger agreement relating to our acquisition of Starbase. Following a series of motions, the case was dismissed without prejudice on August 20, 2003. On October 28, 2003, a stockholder class action relating to the same matter, Dieterich v. Harrer, et al, Case No. 024-N, was filed against the former directors of Starbase in Chancery Court of the State of Delaware, alleging breach of fiduciary duties by the former directors of Starbase, Borland, Dale L. Fuller, Keith E. Gottfried, Frederick A. Ball, and Doug Barre. On March 31, 2004, the Delaware Chancery Court held a hearing on our motion for summary judgment, but has not ruled on such motion. We intend to defend ourselves vigorously. There is no indication at present whether the lawsuit will have a material effect on our financial condition or liquidity.

From time to time, we may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” or SFAS No. 5, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. We believe that, except as listed above, given our current liquidity and cash and investment balances, even were we to receive an adverse judgment with respect to litigation that we are currently a party to, it is likely that such a judgment would not have a material impact on our financial condition or liquidity.

NOTE 10—LOAN RECEIVABLE WRITE-OFF

At March 31, 2003, we had a loan receivable with a book value of $2.2 million related to a loan to AltoWeb, Inc., or AltoWeb, a provider of J2EE applications. Subsequent to March 31, 2003, we were informed by AltoWeb that it had ceased substantially all of its operations. We recorded the write-off of this loan receivable of

$2.2 million during the three months ended March 31, 2003. Since our investment in Altoweb was related to AltoWeb’s attempt to extend their product development efforts for the Borland platform, we have included these expenses in research and development during the three months ended March 31, 2003.

NOTE 11—INDEMNIFICATIONS AND GUARANTEES

The following is a summary of our agreements that we have determined are within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN No. 45, which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2004, except as noted below.

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

As part of the Starbase and TogetherSoft acquisitions, we entered into agreements whereby we indemnify the officers and directors of the acquired company for certain events or occurrences while such officers or directors served in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have purchased Director and Officer insurance policies for Starbase and TogetherSoft that limit our exposure for six years. These insurance policies enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.

We entered into an agreement for the outsourcing of inventory fulfillment. As a component of this agreement, we guarantee that in the event we terminate the fulfillment agreement, we will purchase all inventory held by the vendor at the time of termination. We estimate and accrue reserves for excess inventory at the fulfillment vendor. As of March 31, 2004, we had inventory in excess of the reserves of approximately $0.4 million, which represents the potential obligation relating to this guarantee.

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

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify and agree to repair, replace or reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is presently unknown. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal.

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued additional guidance clarifying the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” or FIN No. 46-R. FIN No. 46-R provides a deferral of FIN No. 46 for certain entities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We do not have any interests in variable interest entities and the adoption of FIN No. 46-R is not expected to have a material impact on our financial position, results of operations or cash flows.

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

General

We are a leading global provider of software development and deployment solutions that are designed to accelerate the application development lifecycle. We provide our customers solutions that help them deliver better software faster and manage software development projects from beginning to end. By connecting managers, testers, designers and developers, our solutions are designed to improve software quality, accelerate the delivery of software, lower the cost of ownership and reduce the risk of project failure. In support of our solutions, we also provide training, consulting and support services through our professional services organization.

We are in the process of transforming the company from one focused on selling individual development tools alone to one focused on selling multi-product enterprise solutions that span the entire software application development lifecycle. As part of this transformation, we are focused on increasing sales force productivity by generating more sales of our multi-product solutions, developing stronger alliances with systems integrators and technology partners that have strong relationships with enterprise-level customers, and selling our individual products through our network of channel partners. As we make the transition to selling enterprise solutions, we expect to compete more directly with larger companies. As a result, we may face additional pricing pressures. We believe that, over time as we compete for these larger enterprise customers, the pricing of our individual products may become less meaningful than the overall blend of our enterprise solutions offered. We also expect to experience longer sales cycles, which is typical for sales of larger solutions.

We are and have been transitioning certain product lines into a “software assurance” model in which upgrades are sold as part of a customer’s maintenance offering and are reported as service revenues instead of license revenues as is the case when sold as a stand-alone product upgrades. Further, we have enhanced our systems and focus around renewal of software assurance contracts. As such, our service revenues have become a larger portion of our business.

We remain focused on improving operating margins, and in recent quarters have restructured our operations toward this objective. We believe we are structured appropriately at this time and believe overall expenses will stabilize over the next several quarters close to the current level or with a minimal increase as we pursue our enterprise marketing and selling strategy.

We achieved the following financial results during the three months ended March 31, 2004:

•	For the three months ended March 31, 2004, net revenues decreased 2% to $72.9 million from $74.4 million for the three months ended March 31, 2003.

•	Licenses and other revenues decreased 11% to $50.8 million for the three months ended March 31, 2004 from $56.8 million for the three months ended March 31, 2003.

•	Service revenues increased 25% to $22.0 million for the three months ended March 31, 2004 from $17.6 million for the three months ended March 31, 2003.

•	Gross margins increased to 84% for the three months ended March 31, 2004 from 81% for the three months ended March 31, 2003.

•	Operating expenses decreased 24% to $59.1 million for the three months ended March 31, 2004 from $77.8 million for the three months ended March 31, 2003.

•	Profitability increased substantially. Net income was $0.7 million for the three months ended March 31, 2004, compared to a net loss of $17.7 million for the three months ended March 31, 2003.

•	Expenses from the amortization of acquired and other intangible assets decreased to $3.8 million for the three months ended March 31, 2004, from $5.3 million for the three months ended March 31, 2003.

•	Cash, cash equivalents and short-term investments increased $1.0 million to $203.6 million as of March 31, 2004, from $202.6 million as of December 31, 2003.

•	We repurchased 647,100 shares of our common stock under our stock repurchase programs for a total aggregate cost of $6.2 million during the three months ended March 31, 2004. This brings the total common stock repurchased under our stock repurchase programs to 3,827,805 million shares for a total aggregate cost of $35.3 million.

For a more in-depth discussion of our business, including a discussion of our critical accounting policies and estimates, please read our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC on March 15, 2004.

Results of Operations

The following table presents our Condensed Consolidated Statements of Operations data and the related percentage of net revenues for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,
	2004		2003
Licenses and other revenues	$50,820	70%	$56,809	76%
Service revenues	22,039	30%	17,561	24%

Net revenues	72,859	100%	74,370	100%

Cost of licenses and other revenues	2,831	4%	3,099	4%
Cost of service revenues	6,002	8%	6,599	9%
Amortization of acquired intangibles (*)	2,561	4%	4,317	6%

Cost of revenues	11,394	16%	14,015	19%

Gross profit	61,465	84%	60,355	81%

Selling, general and administrative	40,575	56%	43,974	59%
Research and development	16,791	23%	20,244	27%
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges	1,739	2%	13,555	18%

Total operating expenses	59,105	81%	77,773	104%

Operating income (loss)	2,360	3%	(17,418)	(23%)
Interest income, net and other	268	0%	1,234	1%

Income (loss) before income taxes	2,628	3%	(16,184)	(22%)
Income tax provision	1,915	2%	1,508	2%

Net income (loss)	$713	1%	$(17,692)	(24%)

*	We have reclassified from operating expenses to cost of revenues the amortization of purchased technology and maintenance contracts for the three months ended March 31, 2003 to provide consistent presentation with the three months ended March 31, 2004. This reclassification did not impact total net revenues, net loss, or net loss per share. See Note 5 of Notes to Condensed Consolidated Financial Statements.

Total Net Revenues

The following table presents our net revenues for the three months ended March 31, 2004 and 2003, and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended March 31,		Change
	2004	2003	$	%
Net revenues	$72,859	$74,370	$(1,511)	(2%)

We derive revenues from licenses of our software and the sale of related services.

Licenses and Other Revenues

The following table presents our licenses and other revenues for the three months ended March 31, 2004 and 2003, and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended March 31,		Change
	2004	2003	$	%
Licenses and other revenues	$50,820	$56,809	$(5,989)	(11%)
As a percent of net revenues	70%	76%

With the integration of the acquisitions of TogetherSoft and Starbase, we have aligned our presentation of licenses and other revenues to better reflect our application lifecycle strategy. Specifically, our application lifecycle management, or ALM, offerings comprise three major product categories: Design, Develop and Deploy. Design includes the products from our acquisitions of TogetherSoft and Starbase: StarTeam, CaliberRM, Together and other related design and management products. Develop includes two major categories: Java, which includes JBuilder, Java Studio and Optimizeit, and .NET, which includes Delphi, C++Builder, Kylix and C++ Mobile Edition. Deploy is comprised of our Visibroker, Borland Enterprise Server products, InterBase and other enterprise products.

Licenses and other revenues represent amounts for license fees and royalties earned for granting customers the right to use our software products. License and other revenues represented 70% of net revenues in the three months ended March 31, 2004 compared to 76% in the three months ended March 31, 2003. The change in mix between licenses/other revenues and service revenues is due to our transition of certain products from a stand-alone upgrade selling model to a software assurance model that provides upgrades to products while being reflected in the service revenues line item.

The following table presents our licenses and other revenues by product category and the percentage of net licenses and other revenues of each category for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,
	2004		2003
Design	$9,436	19%	$12,256	22%
Develop	28,582	56%	34,879	61%
Deploy	12,802	25%	9,674	17%

Net licenses and other revenues	$50,820	100%	$56,809	100%

In the future, if we are successful in selling integrated ALM solutions, it may prove difficult to break out license revenues on a product category basis.

Design. The decrease in Design licenses and other revenues in the three months ended March 31, 2004 from the three months ended March 31, 2003 was due to lower revenues generated from the sales of our Together product line. Historically, revenues from the Together product line have been influenced by the design and development functionality within the product. As we transform the Together product line into a pure modeling solution and promote JBuilder and Delphi as our flagship development solutions, we are seeing less license revenue from this product line. However, we believe the Together product line is an important element of our ALM studio product, Borland Enterprise Studio.

Develop. The decrease in Develop licenses and other revenues in the three months ended March 31, 2004 from the three months ended March 31, 2003 was due to weakness in our Java revenues. Licenses and other revenues from our Develop products group included licenses and other revenues of $13.4 million and $20.9 million in the three months ended March 31, 2004 and 2003, respectively, from our Java product line. The decrease in licenses and other revenues in our Java product line was due to lower revenues from our JBuilder product line. We believe the market growth in adoption of new Java development technology has slowed, we face competition from open source offerings, and consequently, we face increasing price pressure. Thus, while unit sales of the current version of JBuilder (JBuilder X) are higher than unit sales of the version of JBuilder that was current as of March 31, 2003 (JBuilder 8), our JBuilder revenue has declined. Additionally, as more of our Java customers have purchased software assurance contracts that include upgrades, we expect to generate less revenue from stand-alone upgrades of Java products. We believe that revenue trends for our JBuilder product will be dependent upon the maturation of the Java development market and the success of our ALM solutions in the Java market.

Licenses and other revenues from our Develop products group included $15.2 million and $14.0 million in the three months ended March 31, 2004 and 2003, respectively, from our .NET product line. The increase in licenses and other revenues from our .NET product line was due to higher licenses and other revenues generated from our Delphi products following a release of Delphi 8 in late December 2003. We have historically experienced an increase in revenues from our Delphi product during the quarter following the release of a new version, as a majority of our Delphi customers purchase stand-alone upgrades instead of purchasing technical support contracts.

Deploy. The increase in licenses and other revenues in the three months ended March 31, 2004 from the three months ended March 31, 2003 was due to higher revenues generated from large deals with our telecommunications customers and OEM partners. We believe that the growth in our deployment revenues is due, in part, to increasing sales in the telecommunications sector. While we expect to receive a short-term benefit from the increased spending in this market, more sustained growth in our deployment revenues will require broader adoption of the next generation telecommunication technology.

Service revenues

The following table presents our service revenues for the three months ended March 31, 2004 and 2003, and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended March 31,		Change
	2004	2003	$	%
Service revenues	$22,039	$17,561	$4,478	25%
As a percent of net revenues	30%	24%

Service revenues represent amounts earned for technical support, which includes call support and maintenance, and for consulting and training services for our software products. The increase in service revenues in the three months ended March 31, 2004 from the three months ended March 31, 2003 primarily resulted from an increase in technical support revenues due to our efforts to transition customers to our software assurance model. We expect our service revenues to represent between 25% and 35% of total net revenues in the future. We believe that our technical support revenues have benefited from increased revenues generated from larger enterprises, which generally purchase support contracts with their software licenses. We expect our support revenues to grow to the extent we are successful in selling our solutions to larger enterprises with greater frequency. Our service revenues may also grow as our new enterprise solution offerings increase in complexity and include more services as a component of larger sales contracts. However, if we are unsuccessful in our efforts to transition customers to a software assurance model or in selling new enterprise solutions, we may experience decreases in our service revenues.

The following table presents our service revenues by service category and as a percentage of total service revenues for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,
	2004		2003
Technical support	$16,400	74%	$12,041	69%
Consulting and training	5,639	26%	5,520	31%

Service revenues	$22,039	100%	$17,561	100%

International Net Revenues

Revenues from sources outside the United States, or non-U.S. revenues, represented approximately 58% and 56% of net revenues for the three months ended March 31, 2004 and 2003, respectively. The increase in the percentage of non-U.S. revenues for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, was principally due to a $1.9 million increase in EMEA revenues as a result of the weakening of the U.S. Dollar against the Euro and due to a $1.8 million decrease in revenues attributable to the United States primarily as a result of a decrease in revenues from our Java product line in the United States. We believe that our transformation efforts created the most disruption with our sales efforts in the United States, and we expect this disruption to continue in the near-term as new personnel gain experience and as we continue to modify our go-to-market effort. On a percentage basis, we expect non-U.S. revenues to decline slightly in future periods due to the anticipated growth of revenues in the United States as we increase our efforts to sell our ALM solutions to large enterprise customers in the United States.

Our non-U.S. revenues would be harmed if the U.S. Dollar were to strengthen against major foreign currencies, including the Japanese Yen, United Kingdom Pound Sterling and Euro.

The following table presents our net revenues by region and as a percentage of total net revenues for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,
	2004		2003
Americas	$34,482	47%	$36,765	49%
Europe, Middle East and Africa	27,290	38%	25,390	34%
Asia Pacific	11,087	15%	12,215	17%

Net revenues	$72,859	100%	$74,370	100%

Cost of Revenues

The following table presents cost of revenues for the three months ended March 31, 2004 and 2003, and the absolute dollar and percentage changes from the comparable prior year period (dollars in thousands):

	Three Months Ended March 31,		Change
	2004	2003	$	%
Cost of licenses and other revenues	$2,831	$3,099	$(268)	(9%)
As a percent of licenses and other revenues	6%	5%

Cost of service revenues	$6,002	$6,599	$(597)	(9%)
As a percent of service revenues	27%	38%

Amortization of acquired intangibles	$2,561	$4,317	$(1,756)	(41%)
As a percent of licenses and other revenues	5%	8%

Cost of Licenses and Other Revenues

Cost of licenses and other revenues consists primarily of production costs, product packaging and royalties paid to third-party vendors. The reduction in the cost of licenses and other revenues was in line with the change in licenses and other revenues. Royalty costs were 2% of licenses and other revenues in the three months ended March 31, 2004 and 2003. The level of royalty costs in future periods will depend on our ability to obtain favorable licensing terms for our products that include third-party technology and the extent to which we include such third-party technology in our product offerings.

Cost of Service Revenues

The following table presents our cost of service revenues by category and as a percentage of total cost of service revenues for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,
	2004		2003
Technical support	$1,525	25%	$1,725	26%
Consulting and training	4,477	75%	4,874	74%

Cost of service revenues	$6,002	100%	$6,599	100%

Cost of service revenues consists primarily of salaries and benefits, third-party contractor costs and related expenses incurred in providing customer support, consulting and training. Service revenues gross margins were 73% and 62% in the three months ended March 31, 2004 and 2003, respectively. The increase in gross margins was due to an increase in support revenues coupled with a decrease in technical support and consulting and training costs. In future periods, our cost of service revenues may grow as consulting and training revenues, which typically have lower margins, potentially become a larger component of service revenues.

Amortization of Acquired Intangibles

Amortization of acquired intangibles consists of the amortization of acquired technology and maintenance contracts from the TogetherSoft and Starbase acquisitions. Amortization of acquired intangibles decreased 41% to approximately $2.6 million in the three months ended March 31, 2004 from $4.3 million in the three months ended March 31, 2003. The amortization of acquired intangibles for the three months ended March 31, 2004 and 2003 included $0.2 million and $2.0 million, respectively, of amortization expense associated with maintenance contracts assumed in the TogetherSoft and Starbase acquisitions.

Operating Expenses

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses for the three months ended March 31, 2004 and 2003, and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended March 31,		Change
	2004	2003	$	%
Selling, general and administrative expenses	$40,575	$43,974	$(3,399)	(8%)
As a percent of net revenues	56%	59%

The decrease in selling, general and administrative expenses was primarily attributable to a decrease in headcount following our restructuring efforts during 2003, which resulted in a 9% decrease in selling, general and administrative employee-related expenses. In addition, we incurred higher discretionary costs of approximately $2.3 million, including marketing, outside services and business travel, during the three months ended March 31, 2003 when compared to the three months ended March 31, 2004 due to higher start-up costs incurred as part of the TogetherSoft and Starbase integrations.

Since January 1, 2003 certain employees have been reclassified from selling, general and administrative to research and development. As a result, we reclassified approximately $2.3 million of associated employee-related expenses from selling, general and administrative to research and development for the three months ended March 31, 2003 to conform to our 2004 presentation. The reclassification had no effect on operating loss as previously reported.

Research and Development Expenses

The following table presents our research and development expenses for the three months ended March 31, 2004 and 2003, and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended March 31,		Change
	2004	2003	$	%
Research and development expenses	$16,791	$20,244	$(3,453)	(17%)
As a percent of net revenues	23%	27%

The decrease in research and development expenses was primarily attributable to a charge of $2.2 million for outsourced research and development during the three months ended March 31, 2003. Additionally, the decrease in our research and development expense was attributable to a decrease of $2.1 million in our research and development headcount from the comparable period following our restructuring efforts in 2003.

During 2002, we entered into contracts to perform non-recurring engineering projects for several customers. Under these arrangements, we received payments for engineering services upon the achievement and delivery of certain milestones. We accounted for the payments received under these arrangements as a reduction of research and development expenses. During the three months ended March 31, 2003, we recorded approximately $0.4 million under these arrangements. No such payments were received in the three months ended March 31, 2004. We do not anticipate reductions in our research and development expenses in future periods as a result of non-recurring engineering projects.

Restructuring, Amortization of Other Intangibles, Acquisition-Related Expenses and Other Charges

The following table summarizes our restructuring, amortization of other intangibles, acquisition-related expenses and other charges for the three months ended March 31, 2004 and 2003, and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended March 31,		Change
	2004	2003	$	%
Restructuring	$(86)	$5,402	$(5,488)	(102%)
Amortization of other intangibles	1,190	1,006	184	18%
Acquisition related expenses	635	2,547	(1,912)	(75%)
In-process research and development	—	4,600	(4,600)	(100%)

Total	$1,739	$13,555	$(11,816)	(87%)

As a percent of net revenues	2%	18%

During the three months ended March 31, 2004, we incurred $1.2 million of amortization expense related to acquired intangibles from our TogetherSoft, Starbase and Boldsoft acquisitions, and recorded $0.6 million in acquisition-related expenses, which includes $0.5 million of contingent consideration payable under the terms of the VM Gear acquisition agreement.

During the three months ended March 31, 2003, we recorded $5.4 million in restructuring costs from redundancies as a result of the TogetherSoft and Starbase acquisitions and excess facilities in the United Kingdom, $1.0 million in amortization expense from purchased intangibles from the TogetherSoft, Starbase, VMGear, Bedouin, Boldsoft and Highlander acquisitions, $2.5 million in acquisition-related expense, which is primarily associated with the earn-out provision of the VMGear acquisition, and a $4.6 million charge for in-process research and development from the TogetherSoft acquisition.

The following table summarizes our restructuring activity for the three months ended March 31, 2004 (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2003	$3,499	$2,258	$474	$6,231
Cash payments and write-offs	(2,662)	(1,943)	(209)	(4,814)
Reclassification from long-term restructuring	—	495	—	495

Accrual at March 31, 2004	$837	$810	$265	$1,912

We estimate that the 2003 restructuring activities reduced our operating expenses by approximately $5.0 million for the three months ended March 31, 2004 and will reduce our operating expenses by up to approximately $5.0 million per quarter for the remainder of 2004 from where operating expenses would have been absent the restructuring activities.

Interest Income, Net and Other

The following table presents our interest income, net and other for the three months ended March 31, 2004 and 2003, and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended March 31,		Change
	2004	2003	$	%
Interest income, net and other	$268	$1,234	$(966)	(78%)
As a percent of net revenues	0%	1%

The decline in interest income, net and other during the three months ended March 31, 2004 as compared to the same period in 2003 is due primarily to foreign currency losses of approximately $0.6 million during the three months ended March 31, 2004, compared to foreign currency gains of approximately $0.3 million during the three months ended March 31, 2003.

Income Taxes

For the three months ended March 31, 2004 and 2003, we recorded income tax expense of $1.9 million and $1.5 million, respectively. Our tax provision for the three months ended March 31, 2004 was not based on our expected annual rate, as we incurred non-U.S. withholding taxes in a number of foreign jurisdictions which were not based on our profitability, as well as non-U.S. income taxes for certain profitable foreign operations. We also incurred U.S. federal tax expense for alternative minimum tax purposes, as well as state income tax expense. Our tax provision for the three months ended March 31, 2003 was not based on our expected annual rate, as we incurred non-U.S. withholding taxes in a number of foreign jurisdictions, which were not based on our profitability, as well as non-U.S. income taxes for certain profitable foreign operations. As these tax liabilities were incurred in foreign jurisdictions, they were not offset by the benefits of prior U.S. net operating loss and tax credit carryforwards.

Liquidity and Capital Resources

As of March 31, 2004, cash, cash equivalents and short-term investments totaled $203.6 million, an increase of $1.0 million from $202.6 million at December 31, 2003. Working capital increased from $139.9 million at December 31, 2003 to $144.1 million at March 31, 2004. The increase in working capital of $4.2 million during the three months ended March 31, 2004 was primarily due to a decrease in accounts payable and accrued payroll of $8.6 million related to the timing of cash disbursements and a $4.3 million decrease in short-term restructuring accruals related to cash payments for employee severance and facilities costs. These costs were offset, in part, by an $8.0 million decrease in accounts receivable related to collection activities.

Cash provided by operating activities for the three months ended March 31, 2004 was $5.2 million, consisting of $0.7 million of net income, $5.8 million of depreciation and amortization, and a decrease in non-cash working capital of $1.3 million. Cash used in operating activities for the three months ended March 31, 2003 was $4.0 million, consisting of $17.7 million of net loss offset by $7.5 million of depreciation and amortization, a $2.2 million loss on a write-off of a loan receivable and a decrease in non-cash working capital of $4.0 million.

In relation to our restructuring activities during the year ended December 31, 2003, we expect to make restructuring-related payments during our fiscal quarter ending June 30, 2004 of approximately $0.3 million in severance related payments and approximately $0.2 million in facility-related payments. We are currently seeking to terminate or sublet several other facilities that are not in use and may consolidate other facilities. These activities may result in additional cash payments in future periods.

To the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities result from changes in working capital. Our primary source of operating cash flows has been the collection of accounts receivable from our customers. Our operating cash flows are also affected by the timing of payments to our vendors. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. Our ability to generate positive cash flow from our non-cash working capital will be dependant on our ability to negotiate favorable payment terms with our customers and suppliers and collect our outstanding receivables from our customers on a timely basis. We anticipate our operating expenses to remain relatively stable for the foreseeable future and as a result we intend to fund our operating expenses through cash flows from operations.

Cash used in investing activities for the three months ended March 31, 2004 was $7.7 million, including $7.4 million used for purchases of short-term investments and $0.4 million used for purchases of property and equipment. Cash used in investing activities for the three months ended March 31, 2003 totaled $35.8 million, including $71.6 million and $5.3 million used for the acquisitions of TogetherSoft and Starbase, respectively, as discussed in Note 4 to the Condensed Consolidated Financial Statements. Additionally, $7.6 million of cash was used for the purchases of short-term investments and $0.7 million of cash was used for the purchases of property and equipment in the three months ended March 31, 2003. These amounts were offset by $49.4 million provided by the sales and maturities of short-term investments.

During the remainder of 2004, we expect significant activity in purchases and sales of short-term investments as we adjust investments in light of movements in short-term interest rates while considering our short-term cash requirements. In the future, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or products lines.

Cash used in financing activities was $4.0 million for the three months ended March 31, 2004 and principally consisted of $2.2 million of proceeds from the issuance of common stock to employees under our employee stock option plans, offset by $6.2 million used to purchase our common shares under our stock repurchase programs. Cash provided by financing activities was $1.4 million for the three months ended March 31, 2003 and principally consisted of $4.3 million of proceeds from the issuance of common stock to employees offset by $2.9 million in repurchases of common stock.

Although we partially hedge our foreign currency exchange rate risk, fluctuations of the U.S. Dollar against the Euro, United Kingdom Pound Sterling, Australian and Singapore Dollars, and Japanese Yen could harm our business. We cannot predict currency exchange rate fluctuations, and there can be no assurance that foreign currency exchange rates will not have a material adverse impact on our future cash flows and operating results. See further discussion of foreign currency risk in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

For the remainder of 2004, we expect that operating expenses will remain at current levels or increase slightly in absolute dollars when compared with the three months ended March 31, 2004. We anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We believe that our available cash and cash equivalents, together with our anticipated future cash provided by operating activities, will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future, we may seek additional funds to support our working capital and operating expense requirements or for other purposes, and we may seek to raise additional funds through public or private debt or equity financings. If we seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

We operate in a rapidly changing environment that involves many risks, some of which are beyond our control. The following discussion highlights some of these risks. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or results. If any of these risks actually occur, our business operations or results could be harmed.

We are in the process of transforming the company from one that focuses on the development and distribution of point solutions to one that focuses on the development and distribution of enterprise solutions. If we are unable to successfully complete this transformation quickly and smoothly, our operating results could be harmed.

We are undergoing a transformation from a company that focuses on the development and distribution of discrete software development tools alone to the development and distribution of enterprise software development solutions. This transformation has taken many forms (each of which involves substantial risks), including:

•	Changes in go-to-market strategy. To achieve increased sales force productivity, we must complete more large revenue, multi-product sales of our application lifecycle management, or ALM, solutions. To do so, we must coordinate the efforts of our marketing, sales, and services organizations to focus on the needs of large enterprises. These tasks are complicated and involve many people and processes. If we fail to coordinate these efforts, we will not satisfy the demands of the large enterprise customers that we are targeting and will not achieve our anticipated revenues.

•	Changes in our sales organization. We have recently focused our sales effort on enterprise customers. As a part of this effort to transform our sales organization, we are making these changes throughout our global sales force, but they have been particularly acute in the United States and Japan. These efforts may prove unsuccessful in increasing our sales to enterprise customers and may prove unsuccessful in increasing our revenues.

•	Changes in our sales cycles. Sales to large enterprises often are accompanied by long sales cycles. Given our relative inexperience in serving enterprise customers, we may be unable to accurately forecast revenues derived from these customers. If we fail to accurately forecast revenues, we may not achieve the revenue or net income that we anticipate, which could harm our stock price.

•	Changes in the make-up of our executive management. Several members of our executive management team and senior personnel in a wide range of managerial roles recently joined Borland. As a result, our management team has a relatively short history working together, and it is unclear whether they will be able to manage the company effectively. If they are unable to manage the company effectively, our business will suffer.

These are just a few of the types of risks associated with transforming the company to a provider of enterprise software development solutions. There are several other types of risks inherent in such a process, generally described in the following paragraphs and throughout this document. While we believe that transforming the organization to focus on the development and delivery of comprehensive solutions to enterprise customers is critical to growing our revenue and achieving higher operating margins, we may be unable to complete this transformation smoothly and quickly. If we are unable to manage the process smoothly and quickly, our business will be harmed.

We are relatively new to selling comprehensive solutions for the application development lifecycle, and we may not be able to successfully compete in this broader market.

The application development lifecycle market is evolving, and customers are increasingly demanding software that integrates and addresses each stage of the application development lifecycle. Historically, we have focused on selling particular products for particular segments of the application development lifecycle, most notably development tools. We have done this utilizing a combination of an indirect sales channel that sells individual point products and a direct sales force that managed largely modest accounts on the basis of geography. We have recently focused our sales efforts on selling enterprise solutions to large customers, as we believe our future growth will depend in large measure on our ability to sell comprehensive ALM solutions to these larger enterprises. To that end, we have introduced sales personnel who will be dedicated exclusively to named enterprise accounts. However, we have little history of selling comprehensive ALM solutions, and we may be unable to transition effectively to selling these solutions to large enterprises. To compete successfully in the application development lifecycle market, we believe we will need to:

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

We do not have extensive experience in these areas. If we are unable to do any of the foregoing, our operating results could suffer.

If we fail to establish strategic relationships with systems integrators or fail to offer services in support of their implementation efforts, our ability to sell comprehensive solutions to enterprise customers will be harmed .

We believe that growth in our licenses and other revenues will depend on our ability to provide our customers with professional services that support the utilization of our solutions. This will require establishing stronger relationships with the large systems integrators that have experience implementing enterprise solutions across large organizations. We believe these systems integrators are important to our sales, marketing and support activities with enterprise customers given their access to large enterprises. If successful, we believe that these relationships will expand the distribution of our products. If we are unsuccessful in establishing good relations with large systems integrators, our ability to sell our solutions to large enterprises will be greatly diminished, and as a consequence, our revenues will be harmed.

To succeed in establishing relationships with systems integrators, we believe we need to provide services that complement the core service offerings of these systems integrators. These professional services include maintenance, architectural consulting, training, education and project management. If we fail to provide the professional services that complement the core service offerings of systems integrators, our ability to maintain mutually beneficial relations with these systems integrators will be harmed. If this occurs, our ability to sell comprehensive solutions to enterprise customers will be greatly diminished, and as a consequence, our revenues will be harmed.

Our increasing focus on enterprise customers may lengthen our sales cycles and increase fluctuations in our financial results.

As we seek to license our software directly to large enterprises, we have experienced sales cycles that are substantially more lengthy and uncertain than those associated with our traditional business of licensing software through indirect and retail channels. As we focus on large transactions that involve multiple elements, enterprise customers generally require us to expend substantial time, effort and money in establishing a relationship and in educating them about our solutions. Also, sales to enterprise customers generally require an extensive sales effort throughout many levels within the customer’s organization and often require final approval by the customer’s chief information officer or other senior executive employee. In particular, we believe that purchase decisions on complete ALM solutions often involve more senior-level employees than sales of the discrete development products that we have traditionally sold. These factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made in any particular quarter, or at all. We have experienced and expect to continue to experience delays and uncertainties in our sales cycle as well as increased up-front expenses in connection with our enterprise sales efforts. The timing of the execution of enterprise volume licenses, or their non-renewal by large customers, could cause our results of operations to vary significantly from quarter to quarter.

We rely on independent software vendors, value-added resellers, and other channel partners to complement our direct sales. If we cease doing business with one or more of these parties, our revenues could suffer.

We rely on independent software vendors, or ISVs, value-added resellers, or VARs, and other channel partners to complement our direct sales. The pricing, terms and conditions of our agreements with these parties are individually negotiated and vary by agreement. A majority of these agreements are non-exclusive. Many of our agreements do not require these channel partners to make a minimum number of purchases, and we have virtually no control over the shipping dates or volumes of systems shipped by our channel partners. Although we believe our relationships with these parties have been successful to date, we cannot guarantee that these relationships will continue to be successful or grow or that the channel partners will continue to purchase our products at the anticipated levels in the future. If we do not maintain good relations with our channel and other partners or if we are unable to secure arrangements with these parties on favorable terms, our business may suffer.

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

We believe that our revenues have the potential to vary significantly from time to time. These variations could cause our stock price to fluctuate significantly. We believe that these variations may result from many factors, including, but not limited to:

•	our limited experience in consistently forecasting revenues across all of our business units and across our geographic regions;

•	the mix of channels through which we sell our products;

•	timing, and any delay in the introduction, of upgrades (or localizations) to existing products or releases of new products;

•	the relative mix of demand for our various products and services;

•	the size and timing of significant orders and their fulfillment;

•	changes in pricing policies by us or our competitors;

•	customer order deferrals; and

•	product defects that may be discovered from time to time and other product quality problems.

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

Our markets are intensely competitive. As we enter the market for comprehensive software development solutions, we face competition from some of the largest software providers in the world. For example, IBM, Microsoft, Sun Microsystems, BEA, Mercury Interactive and others today provide or have stated they intend to provide more comprehensive enterprise software development, deployment and integration solutions. Many of these competitors have substantially greater financial, management, marketing and technical resources than we have. In addition, many of our competitors have well established relationships with our current and potential customers, extensive knowledge of the market, substantial experience in selling enterprise solutions, strong professional services and technical support offerings and extensive product development, sales and marketing resources. As a result of their greater resources and established relationships, these competitors may be more successful than we are at developing and marketing products and solutions in our markets.

In addition, the markets for our individual products are characterized by rapid change, new and emerging technologies, and fierce competition. Below is a table of our largest competitors for each of our product lines:

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

We attempt to differentiate our products from those of our competitors based on interoperability, cost of ownership, performance, level of integration and reliability. In the future, we may be unable to successfully differentiate our products from those of our competitors, and we may be unable to compete with the substantially greater resources that many of our competitors have. If so, our business will suffer.

Bundling arrangements or product give-aways by our competitors, including freely available development technologies, may diminish demand for our products or pressure us to reduce our prices.

Some of our competitors, particularly those that are primarily hardware vendors or platform providers, generate a substantially greater proportion of their sales in markets in which we do not directly compete. We believe a number of these competitors view sales of software development technologies as important for enhancing the functionality of, and the demand for, their core products. As a result, some companies may bundle software development products that compete with our offerings with their other products, such as application servers, work stations, personal computers, operating systems and databases. When competitors do so, the effective price for software development products that compete with our development products may be heavily discounted or offered at no charge. This could require us to reduce the price of our products and related services, diminish our revenues and harm our profitability. Similarly, industry alliances and arrangements exist or may be formed in the future under which our competitors ally with companies in markets in which we do not compete to bundle products. These arrangements may result in lower effective prices for our competitors’ products than our products, putting pressure on our business and diminishing our competitive position.

In addition to bundled offerings and bundling arrangements, some competitors make available to their customers at no charge products that compete with our software development solutions, including our JBuilder product. While we believe that products made available at minimal or no cost are not able to compete with our offerings on the basis of quality, performance and reliability, freely available competitive technologies are a risk to our business. At a minimum, technologies offered at no charge increase pricing pressure and threaten revenue potential. For example, IBM has donated some of its proprietary software to the open source Eclipse initiative. Eclipse has created an open source toolkit in which customers can access and create development technologies at no charge. Wide adoption of this model may reduce demand for some of our products.

Consolidation in our industry may impede our ability to compete effectively.

Consolidation continues to occur among companies that compete in our markets as firms seek to offer more extensive suites of software products and to take advantage of efficiencies and economies of scale. Additionally, a number of major hardware companies have sought to expand their software and services offerings through acquisitions. For instance, in early 2003, IBM acquired Rational Software, a competitor of ours. Changes resulting from this and other consolidations may harm our competitive position, particularly as certain products, when offered as part of a bundled suite, are offered for free or are given away to sell more hardware or infrastructure components. In addition, as the trend toward consolidation continues, we may encounter increased competition for attractive acquisition targets and may have to pay higher prices for those businesses or technologies we seek to acquire.

We depend on technologies licensed to us by third parties, particularly Sun Microsystems and Microsoft, and the loss of or inability to maintain these licenses could prevent or delay sales or shipments of certain of our products.

Today, we depend on licenses from third-party suppliers for some elements of our products such as various file libraries. In particular, we depend on technology licenses from Sun Microsystems for our Java and Janeva products, and we depend on licenses from Microsoft for our Delphi, C++Builder, C#Builder and Janeva products. If any of these licenses were terminated or were not renewed, or if these third parties failed to notify us in a timely manner of any new or updated technology, we might not be able to ship such products or provide support for such products, including upgrades. We would then have to seek an alternative to the third party’s technology and, in some cases, an alternative may not exist. This could result in delays in releasing and/or shipping our products, increased costs or reduced functionality of our products, which in turn could substantially reduce our revenues.

Our future success is dependent upon enhancing existing and establishing new technology alliances.

The market landscape for enterprise software development, deployment and management solutions is broad, and our products and solutions must integrate with a wide variety of technologies. To be successful, we must establish and enhance strategic alliances with a wide variety of companies in the software development ecosystem. Many of these companies have competitive products or have stated a desire to move broadly into the software development space. In addition, many of these companies are competitive with one another and approach partnering with us cautiously. This has made it difficult in some cases to establish or enhance desired relationships or achieve intended objectives. We currently have a number of important strategic alliances and technology relationships with industry leaders. Additionally, where we have established working relationships, our allies may choose to terminate their arrangements with us where no binding contractual arrangements exist. The failure to develop or maintain our strategic alliances and technology relationships or our allies’ inability to perform or to opt out of their arrangements with us may impede our ability to introduce new products or enter new markets, and consequently harm our revenue prospects.

Our historical financial results are based on sales of development solutions for currently adopted platforms and languages. As the markets for our products in these currently adopted languages mature, our revenues could be harmed.

Our historical financial information relating to a number of our software development technologies is based on sales of software designed to develop applications for currently adopted platforms and languages (e.g., Windows, C++ and Java) as well as traditional computer hardware platforms (e.g., mainframes, work stations, applications servers, desktop personal computers and notebook computers). For example, many of our most popular products are focused on the Java language and platform, and we continue to invest heavily in software solutions for the Java platform as it evolves, including enterprise-focused standards such as Java 2 Platform, Enterprise Edition, or J2EE, and Enterprise JavaBeans, or EJB. Recently, the growth of the market for our Java solutions has slowed. Similarly, our deployment products, including Borland Enterprise Server, are based on Common Object Request Broker Architecture, or CORBA, a standard for communicating across large enterprise networks. CORBA provides a way to execute software programs written in different programming languages running on different platforms no matter where they reside in the network. While we believe that CORBA has achieved widespread acceptance, critics contend that its penetration tends to be narrow and deep, resulting in large investments by relatively few enterprises. As a result, while we continue to enhance the functionality of these products and expect sales of these technologies to continue to generate a significant percentage of our revenues, we believe these markets are maturing. If Java and CORBA do not sustain the level of adoption that we anticipate, our expected revenues would diminish.

If our products for Microsoft’s .NET Framework are not successful, our business would be harmed.

We are currently investing resources in our research and development efforts for the .NET Framework, Microsoft’s operating environment for software applications. While we have and will continue to release software products that support the .NET Framework, our business would be harmed if our products for the .NET Framework fail to address the needs of our customers, or if our competitors, particularly Microsoft, develop more effective or efficient products. In addition, despite our efforts to provide effective and compatible development products for the .NET Framework, customers may still elect to use an all-Microsoft development platform. Furthermore, the success of our .NET products is dependent upon Microsoft gaining market acceptance of its .NET Framework. If Microsoft’s ..NET Framework does not gain market acceptance or gains acceptance more slowly than we anticipate, our investments in .NET compatible products may not generate their anticipated return. In conjunction with the .NET Framework, Microsoft has a new development language, C#. An alternative to Java, C# is an object-oriented programming language and is based on C++. We believe that C# is gaining in market acceptance. If certain emerging programming languages, such as Microsoft’s C#, gain significantly in popularity and we do not offer a development technology to facilitate development in such languages, our competitiveness could be diminished.

If we are unable to meet rapid changes in technology and introduce competitive products, our existing products could become technologically obsolete.

The market for our products is characterized by continuous technological advancement, evolving industry standards and changing customer requirements. While we believe that to date we have successfully developed and acquired products that incorporate the latest technologies and standards, we cannot be certain that we will successfully design and market new products and upgrades of our current products that are competitive and work with existing and new computer platforms and operating environments. This is especially true regarding the development of comprehensive solutions for the .NET Framework.

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

In addition, as we transition to selling larger, more complex solutions, there is the risk that our current products will not prove scalable without substantial effort.

Failure to manage our international operations could harm our financial results.

A substantial portion of our revenues is from international sales. International sales accounted for approximately 58% of our revenues during the three months ended March 31, 2004, with each of Germany and Japan accounting for significant portions of our total revenue. In addition, an increasing portion of our operations consists of activities outside the United States. We now have research and development facilities in Singapore, Sweden, Russia and the Czech Republic, and we have a direct sales force in place in 26 countries around the world. We have a complicated corporate structure, and historically have had geographically dispersed operational controls. Given this, we may experience difficulty in efficiently and effectively managing our dispersed and complicated organization. As a result, our results of operations may suffer. In particular, we rely on personnel in our international locations to properly account for and manage our international operations, which introduces inherent difficulties in managing and controlling our operations. We have experienced weaknesses in our financial reporting and operations in the past, including recently a failure to timely reconcile certain general ledger accounts. Given our complicated and geographically diverse operations, despite our best efforts, other issues could arise in the future. Other risks inherent in doing business internationally include:

•	the difficulty of staffing and managing an organization spread over various countries and continents;

•	potentially reduced or less certain protection for intellectual property rights than is available under the laws of the United States;

•	longer payment cycles in some countries and greater difficulty in collecting accounts receivable;

•	fluctuations in foreign currency exchange rates;

•	restrictions on the expatriation of currency from a particular country;

•	export restrictions, tariffs, duties and other trade barriers;

•	changes in regulatory requirements and resulting costs;

•	compliance with various conflicting laws and regulations, including employment laws, and resulting costs; and

•	war, threats of war, terrorist activity or political or economic instability in certain parts of the world.

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

We believe that our ability to successfully grow and manage our business and to develop new products will depend, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled software engineers, sales personnel and management personnel. We recently reduced the number of employees in the company, including a reduction of 80 employees in our research and development operations. In addition, a number of skilled technical personnel have left of their own choosing. When taken together, these factors create a risk that we do not have personnel in place, especially research and development and sales personnel, who are familiar with the particular needs of our customers. This could harm our ability to provide solutions that effectively solve customers’ problems, and as a result, we may lose customers or may not achieve anticipated sales during a particular period. In addition, the loss of technical talent may result in us being unable to ship new products or product upgrades at the times that we originally planned. If we experience delays in the shipment of new products or product upgrades, we may be unable to achieve anticipated sales during a particular period.

In addition, in the past some of our competitors have utilized their greater resources to provide substantial signing bonuses and other inducements to lure key personnel away from us. We employ a variety of measures to retain our key people, including the grant of stock options, promotions, bonuses and special assignments. We are not certain that our efforts to retain our key employees will succeed, and our failure to attract and retain key personnel could significantly harm our business.

If we fail to effectively manage our growth, our ability to effectively manage our businesses could be diminished and our operating results could suffer.

Our future success depends on growing our company. Failure to manage growth effectively could strain our resources, which would impede our ability to increase revenues. During the past two years, we have increased the number of product releases we make each year and have introduced a number of new products and services. In addition, we have undertaken a number of acquisitions in the last two years, diversified our product offerings and increased our international operations. There is a risk, especially following our recent reductions in force, that we will be unable to manage the growth that we have recently experienced and that we will be unable to manage our increasingly dispersed organization, including our international operations. If we fail to manage these risks, our operating results could suffer.

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

In the past few years, we have acquired significant assets and businesses. If the assets and businesses do not perform as expected, we may be required to take impairment charges related to the intangible assets from these acquisitions. Such charges could harm our operating results.

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

Third party claims of intellectual property infringement may subject us to costly litigation or settlement terms or limit the sales of our products.

From time to time, we have received notices claiming that we have infringed a third party’s patent or other intellectual property right. We expect that software products in general will increasingly be subject to these claims as the number of products and competitors increase, the functionality of products overlap and as the patenting of software functionality becomes more widespread. Further, the receipt of a notice alleging infringement may require in some situations that a costly opinion of counsel be obtained to prevent an allegation of intentional infringement. Regardless of its merits, responding to any claim can be time consuming and costly and divert the efforts of our technical and management personnel from productive tasks. In the event of a successful claim against us, we may be required to pay significant monetary damages, including treble damages if we are held to have willfully infringed, discontinue the use and sale of the infringing products, expend significant resources to develop non-infringing technology and/or enter into royalty and licensing agreements that might not be offered or be available on acceptable terms. If a successful claim were made against us and we failed to commercially develop or license a substitute technology, our business could be harmed. In addition, we may not have insurance coverage for these types of claims or our insurance coverage for these types of claims may not be adequate.

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

During the three months ended March 31, 2004, we recorded net foreign exchange losses totaling $0.6 million. The foreign exchange losses were generated primarily due to the fluctuations of the U.S. Dollar relative to the Euro, the United Kingdom Pound Sterling, the Australian Dollar and the Singapore Dollar. If these currency fluctuations continue, we may experience further foreign exchange losses on our intercompany receivables to the extent that we have not hedged the exposure with foreign currency forward exchange contracts. Such foreign exchange losses could have a material adverse effect on our operating results and cash flows.

During the three months ended March 31, 2004, we recorded a foreign currency loss of approximately $0.3 million as part of other comprehensive income due to foreign currency movements on our long-term intercompany balances. As of March 31, 2004, we had $13.0 million, $3.0 million and $1.8 million in long-term intercompany balances that will be settled in Australian Dollars, Singapore Dollars and Brazilian Reals, respectively.

Movement of 1% in the Euro in relation to the U.S. Dollar on March 31, 2004 would have had an impact of approximately $0.5 million on our net assets on March 31, 2004.

The table below provides information about our derivative financial instruments, comprised of foreign currency forward exchange contracts as of March 31, 2004. The information is provided in U.S. Dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates and the net fair value as of March 31, 2004. All instruments mature within twelve months (dollars in thousands).

	Notional Amount	Average Contract Rate	March 31, 2004 Net Fair Value
Foreign currency forward exchange contracts:
Australian Dollar	$4,700	0.7647	$150
Singapore Dollar	6,500	0.5975	80
Korean Won	400	0.0008	5
New Zealand Dollar	700	0.6676	20
United Kingdom Pound Sterling	5,000	1.8430	112

Total	$17,300		$367

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

Cash and cash equivalents includes investments which have an original maturity of 90 days or less and short term investments includes investments which have an original maturity of 91 days up to a year. As of March 31, 2004 and December 31, 2003, we held no investments with maturities in excess of 180 days. The table below presents principal (or notional) amounts and related weighted average interest rates for our investment portfolio as of March 31, 2004 (dollars in thousands).

	March 31, 2004	December 31, 2003
Included in cash and cash equivalents	$190,723	$197,023
Weighted average interest rate	0.75%	0.89%
Included in short-term investments	$12,908	$5,623
Weighted average interest rate	1.91%	3.14%

Credit Risks

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade receivables. Our cash equivalents and short-term investments are in high quality securities placed with major banks and financial institutions and commercial paper. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. As of March 31, 2004, no single group or customer represented greater than 10% of our total accounts receivable.

Item 4.	Controls and Procedures

(a) Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2004 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting. During the three months ended March 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

On November 27, 2002, a stockholder class action and derivative lawsuit, Dieterich v. Harrer, et al., Case No. 02CC00350, was filed against Starbase Corporation, or Starbase, and five former directors of Starbase in the Superior Court of the State of California for Orange County, claiming that the former directors had breached fiduciary duties owed to Starbase and stockholders of Starbase. We are paying the costs of defending this litigation pursuant to indemnification obligations under the merger agreement relating to our acquisition of Starbase. Following a series of motions, the case was dismissed without prejudice on August 20, 2003. On October 28, 2003, a stockholder class action relating to the same matter, Dieterich v. Harrer, et al, Case No. 024-N, was filed against the former directors of Starbase in Chancery Court of the State of Delaware, alleging breach of fiduciary duties by the former directors of Starbase, Borland, Dale L. Fuller, Keith E. Gottfried, Frederick A. Ball, and Doug Barre. On March 31, 2004, the Delaware Chancery Court held a hearing on our motion for summary judgment, but has not ruled on such motion. We intend to defend ourselves vigorously. There is no indication at present whether the lawsuit will have a material effect on our financial condition, results of operations or liquidity.

In the ordinary course of business, we are involved in other lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial, employment and other matters. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. We believe that, except as noted above, given our current liquidity and cash and investment balances, even were we to receive an adverse judgment with respect to litigation that we are currently a party to, it is likely that such a judgment would not have a material impact on our financial condition, results of operations or liquidity.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) Below is a summary of stock repurchases for the three months ended March 31. 2004. See Note 8 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase programs.

PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2004 – January 31, 2004	40,000	$10.0777	40,000	$15,462,735	(2)
February 1, 2004 – February 29, 2004	318,141	$9.7055	318,141	$41,625,611	(3)
March 1, 2004 – March 31, 2004	288,959	$9.3846	288,959	$39,663,267	(4)

Total	647,100	—	647,100	—

No shares were repurchased other than through our Discretionary Program and our 10b5-1 Program.

(1) In September 2001, our Board of Directors authorized the use of up to $30.0 million to repurchase shares of our outstanding common stock under a discretionary stock repurchase program (the “Discretionary Program”). The program was announced in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2002. In February 2004, our Board of Directors authorized an additional $30.0 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2004.

In August 2003, our Board of Directors authorized the use of up to $15.0 million of our outstanding common stock, or 1,000,000 shares, whichever comes first, to repurchase shares of our common stock pursuant to a 10b5-1 repurchase program (the “10b5-1 Program”). The program was announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2003.

(2) Includes $2,711,325 under our Discretionary Program and $12,751,410 under our 10b5-1 Program.

(3) Includes $29,250,609 under our Discretionary Program and $12,375,002 under our 10b5-1 Program.

(4) Includes $27,710,841 under our Discretionary Program and $11,952,426 under our 10b5-1 Program.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	Date	Number

2.1	Agreement and Plan of Merger and Reorganization by and among Borland Software Corporation, Targa Acquisition Corp. I, Targa Acquisition Corp. II, TogetherSoft Corporation, Peter Coad, as Primary Stockholders’ Agent, and Kurt Jaggers, as Secondary Stockholders’ Agent, dated as of October 29, 2002.	8-K	11/01/02	2.1

2.2	Agreement and Plan of Merger among Borland Software Corporation, Galaxy Acquisition Corp. and Starbase Corporation, dated as of October 8, 2002.	8-K	10/10/02	2.1

3.1	Restated Certificate of Incorporation of Borland Software Corporation.	10-Q	11/14/03	3.1

3.2	Amended and Restated Bylaws of Borland Software Corporation.	10-K	03/15/04	3.2

4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/01	1

4.2	Specimen Stock Certificate of Borland Software Corporation.	10-Q	05/13/02	4.1

4.4	Investor Rights Agreement between Borland Software Corporation and Microsoft Corporation, dated as of June 7, 1999.	8-K	07/06/99	4.2(a)

4.5	Stockholder Lock-up Agreement between Borland Software Corporation and Object International, Inc., dated as of January 14, 2003.	10-K	03/28/03	4.5

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	Date	Number

4.6	Stockholder Lock-up Agreement between Borland Software Corporation and Dietrich Charisius, dated as of January 14, 2003.	10-K	03/28/03	4.6

10.68	Amendment No. 4 to Technology License and Distribution Agreement Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000. *	10-Q	08/13/01	10.11

10.69	Amendment to the Amended and Restated Employment Agreement between Borland Software Corporation and Brian Elloy, dated as of April 23, 2004. +				X

10.70	Separation and Severance Agreement between Borland Software Corporation and Keith E. Gottfried, dated as of March 31, 2004, as amended as of April 14, 2004. +				X

10.71	Letter Agreement between Microsoft Corporation and Borland Software Corporation, dated as of April 30, 2004.				X

24.1	Power of Attorney (see signature page).				X

31.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

31.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

32.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

32.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

+	Management contract or compensatory plan or arrangement.

++	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

*	Attached as Exhibit A-1 to the Software License Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000.

A copy of any exhibit will be furnished (at a reasonable cost) to any stockholder of Borland upon receipt of a written request. Such request should be sent to Borland Software Corporation, 100 Enterprise Way, Scotts Valley, California 95066-3249, Attention: Investor Relations.

(b) Reports on Form 8-K

During the three months ended March 31, 2004, Borland filed with or furnished to the Securities and Exchange Commission the following Current Reports on Form 8-K:

•	Current Report on Form 8-K filed on January 20, 2004 announcing resignations of Blake Stone as Chief Technology Officer and Roger Barney as Chief Administrative Officer.

•	Current Report on Form 8-K furnished on January 29, 2004 announcing financial results for the three months ended December 31, 2004.

•	Current Report on Form 8-K filed on February 4, 2004 regarding the establishment of trading plans under Rule 10b5-1 by President and Chief Executive Officer, Dale L. Fuller, and Senior Vice President and Chief Financial Officer, Kenneth R. Hahn.

•	Current Report on Form 8-K filed on February 12, 2004 announcing the authorization of an increase of $30 million to Borland’s discretionary stock repurchase program.

•	Current Report on Form 8-K filed on February 25, 2004 announcing the appointment of T. Michael Nevens to Borland’s board of directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BORLAND SOFTWARE CORPORATION (Registrant)

Date: May 10, 2004

/s/ KENNETH R. HAHN

Kenneth R. Hahn Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	Date	Number

2.1	Agreement and Plan of Merger and Reorganization by and among Borland Software Corporation, Targa Acquisition Corp. I, Targa Acquisition Corp. II, TogetherSoft Corporation, Peter Coad, as Primary Stockholders’ Agent, and Kurt Jaggers, as Secondary Stockholders’ Agent, dated as of October 29, 2002.	8-K	11/01/02	2.1

2.2	Agreement and Plan of Merger among Borland Software Corporation, Galaxy Acquisition Corp. and Starbase Corporation, dated as of October 8, 2002.	8-K	10/10/02	2.1

3.1	Restated Certificate of Incorporation of Borland Software Corporation.	10-Q	11/14/03	3.1

3.2	Amended and Restated Bylaws of Borland Software Corporation.	10-K	03/15/04	3.2

4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/01	1

4.2	Specimen Stock Certificate of Borland Software Corporation.	10-Q	05/13/02	4.1

4.4	Investor Rights Agreement between Borland Software Corporation and Microsoft Corporation, dated as of June 7, 1999.	8-K	07/06/99	4.2(a)

4.5	Stockholder Lock-up Agreement between Borland Software Corporation and Object International, Inc., dated as of January 14, 2003.	10-K	03/28/03	4.5

4.6	Stockholder Lock-up Agreement between Borland Software Corporation and Dietrich Charisius, dated as of January 14, 2003.	10-K	03/28/03	4.6

10.68	Amendment No. 4 to Technology License and Distribution Agreement Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000. *	10-Q	08/13/01	10.11

10.69	Amendment to the Amended and Restated Employment Agreement between Borland Software Corporation and Brian Elloy, dated as of April 23, 2004. +				X

10.70	Separation and Severance Agreement between Borland Software Corporation and Keith E. Gottfried, dated as of March 31, 2004, as amended as of April 14, 2004. +				X

10.71	Letter Agreement between Microsoft Corporation and Borland Software Corporation, dated as of April 30, 2004				X

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	Date	Number

24.1	Power of Attorney (see signature page).				X

31.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

31.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

32.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

32.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

+	Management contract or compensatory plan or arrangement.

++	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

*	Attached as Exhibit A-1 to the Software License Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000.