Form 10-Q
period 2004-06-30
BORLAND SOFTWARE CORP
filed 2004-08-09
CIK 853273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |   |

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |X| NO |   |

          The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of July 31, 2004, the most recent practicable date prior to the filing of this report, was 80,421,422.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 204,716	$ 197,023
Short-term investments	8,778	5,623
Accounts receivable, net of allowances of $13,256 and $16,825	45,414	54,989
Other current assets	14,526	13,333
Total current assets	273,434	270,968
Property and equipment, net	17,950	20,377
Goodwill	182,827	183,303
Intangible assets, net	19,489	26,752
Other non-current assets	7,847	10,389

Total assets	$ 501,547	$ 511,789

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 8,133	$ 11,843
Accrued expenses	44,655	50,046
Short-term restructuring	1,536	6,783
Income taxes payable	10,805	6,309
Deferred revenues	50,382	48,330
Other current liabilities	7,846	7,754
Total current liabilities	123,357	131,065

Long-term restructuring	3,109	3,979
Other long-term liabilities	9,767	8,877
Total liabilities	136,233	143,921

Commitments and contingencies (Notes 10 and 12)
Stockholders' equity:
Common stock; $.01 par value; 200,000,000 shares authorized; 80,808,576 and 81,001,946 shares issued and outstanding	808	810
Additional paid-in capital	630,266	624,713
Accumulated deficit	(206,637)	(210,196)
Deferred compensation	(1,469)	(2,475)
Cumulative comprehensive income	9,175	9,571

	432,143	422,423
Less: Common stock in treasury at cost, 9,029,805 and 7,671,105 shares	(66,829)	(54,555)

Total stockholders' equity	365,314	367,868

Total liabilities and stockholders' equity	$ 501,547	$ 511,789

The accompanying notes are an integral part of the financial statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
License revenues	$ 54,134	$ 56,622	$ 104,954	$ 113,431
Service revenues	22,392	19,648	44,431	37,209
Net revenues	76,526	76,270	149,385	150,640

Cost of license revenues	1,643	3,012	4,474	6,111
Cost of service revenues	5,801	7,324	11,803	13,923
Amortization of acquired intangibles	2,375	4,752	4,936	9,069

Cost of revenues	9,819	15,088	21,213	29,103

Gross profit	66,707	61,182	128,172	121,537

Selling, general and administrative	42,219	44,395	82,794	88,369
Research and development	17,195	17,702	33,986	37,946
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges	1,214	3,758	2,953	17,313

Total operating expenses	60,628	65,855	119,733	143,628

Operating income (loss)	6,079	(4,673)	8,439	(22,091)
Interest and other income (expense)	(245)	889	23	2,123
Income (loss) before income taxes	5,834	(3,784)	8,462	(19,968)
Income tax provision	2,988	1,185	4,903	2,693
Net income (loss)	$ 2,846	$ (4,969)	$ 3,559	$ (22,661)

Net income (loss) per share:
Net income (loss) per share -- basic	$ 0.04	$ (0.06)	$ 0.04	$ (0.28)
Net income (loss) per share -- diluted	$ 0.03	$ (0.06)	$ 0.04	$ (0.28)

Shares used in computing basic net income (loss) per share	80,381	80,547	80,594	79,729

Shares used in computing diluted net income (loss) per share	81,798	80,547	82,247	79,729

The accompanying notes are an integral part of the financial statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$ 2,846	$ (4,969)	$ 3,559	$ (22,661)
Other comprehensive income (loss):
Foreign currency translation adjustments	(56)	1,126	(396)	1,811
Fair market value adjustment for available-for-sale securities	--	11	--	9

Comprehensive income (loss)	$ 2,790	$ (3,832)	$ 3,163	$ (20,841)

The accompanying notes are an integral part of the financial statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 3,559	$ (22,661)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,805	14,893
Amortization of deferred stock compensation	380	661
Write-off of loan receivable	--	2,209
Loss on disposal of fixed asset	11	66
Changes in Assets and Liabilities, Net of Effect of Business Acquisitions:
Accounts receivable	9,062	2,599
Other assets	1,563	(92)
Accounts payable and accrued expenses	(8,896)	(2,878)
Income taxes payable	5,706	(1,109)
Short-term restructuring	(5,247)	(10,875)
Deferred revenues	2,510	(1,300)
Other	(1,531)	3,380

Cash provided by (used in) operating activities	17,922	(15,107)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,099)	(3,268)
Acquisition of Starbase, net of cash acquired	--	(5,320)
Acquisition of TogetherSoft, net of cash acquired	--	(71,627)
Purchases of short-term investments	(7,379)	(24,406)
Sales and maturities of short-term investments	4,224	55,674
Cash used in investing activities	(4,254)	(48,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	6,190	9,426
Repurchase of common stock	(12,287)	(7,054)

Cash provided by (used in) financing activities	(6,097)	2,372

Effect of exchange rate changes on cash	122	2,195

Net change in cash and cash equivalents	7,693	(59,487)
Cash and cash equivalents at beginning of period	197,023	239,771
Cash and cash equivalents at end of period	$ 204,716	$ 180,284

The accompanying notes are an integral part of the financial statements.

BORLAND SOFTWARE CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1--BASIS OF PRESENTATION

          The accompanying Borland Software Corporation, or Borland, condensed consolidated financial statements at June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Borland's financial position at June 30, 2004 and December 31, 2003, and its results of operations and cash flows for the three and six months ended June 30, 2004 and 2003. Certain amounts in the three and six months ended June 30, information have been reclassified in order to be consistent with current financial statement presentation. See Note 6 to our Notes to Condensed Consolidated Financial Statements for information regarding our reclassifications of amortization of intangible assets.

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

          Due to the nature of our products and the customers we serve, we have very few contracts that are accounted for under Statement of Position 81-1 (SOP 81-1) Accounting Performance of Construction-Type and Certain Production-Type Contracts. The majority of our consulting engagements are accounted for on a time and material basis.

NOTE 2--STOCK BASED COMPENSATION

Stock-Based Compensation Plans

          We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," or APB 25, and related interpretations. Under APB 25, compensation expense is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. We recognize compensation cost for stock options, if any, ratably over the vesting period. Generally, we grant options with an exercise price equal to the closing market price of our stock on the grant date. Accordingly, we have not recognized any compensation expense for our stock option plans. We have also granted restricted stock awards to certain officers and other executives as an incentive to retain key employees. The awarded shares are made in common stock and vest at the end of the restriction period. Upon issuance of the award, an amount equivalent to the excess of the market price of the shares awarded over the price paid by the recipient at the date of grant is recorded in deferred compensation and is amortized using a straight line method against income over the related vesting period. We provide additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," or SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure-an amendment of FASB Statement No. 123," or SFAS No. 148.

Pro Forma Net Income (Loss) and Pro Forma Net Income (Loss) Per Share

          Compensation expense included in pro forma net income (loss) and pro forma net income (loss) per share is recognized for the fair value of the awards granted under our stock option and stock purchase plans using the Black-Scholes pricing model. The fair value of each stock option is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected life	4.16 years	4.50 years	4.16 years	4.50 years
Risk-free interest rate	3.72%	2.57%	3.36%	2.57%
Volatility	47.0%	62.0%	47.0%	62.0%
Dividend yield	0.00%	0.00%	0.00%	0.00%

          The fair value of each employee stock purchase plan award is estimated using the Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected life	1.0 years	1.0 years	1.0 years	1.0 years
Risk-free interest rate	1.24%	1.56%	1.24%	1.56%
Volatility	52.0%	62.0%	52.0%	62.0%
Dividend yield	0.00%	0.00%	0.00%	0.00%

          The weighted average fair value of the stock options granted under our employee stock option plans and the stock awarded under our employee stock purchase plan during the three months ended June 30, 2004 and 2003, as defined by SFAS No. 123, was $4.27 and $5.94, respectively, and was $4.28 and $7.69 for the six months ended June 30, 2004 and 2003, respectively.

          Had we recorded compensation expenses based on the estimated grant date fair value for awards granted under our stock option and stock purchase plans as defined by SFAS No. 123, our pro forma net loss and net loss per share for the three and six months ended June 30, 2004 and 2003 would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$ 2,846	$ (4,969)	$ 3,559	$ (22,661)
Stock compensation adjustment -- intrinsic value	7	(35)	9	220
Stock compensation expense -- fair value	(1,387)	(6,622)	(3,526)	(12,465)
Pro forma	$ 1,466	$ (11,626)	$ 42	$ (34,906)

Net income (loss) per share:
As reported -- basic	$ 0.04	$ (0.06)	$ 0.04	$ (0.28)
As reported -- diluted	$ 0.03	$ (0.06)	$ 0.04	$ (0.28)
Pro forma -- basic	$ 0.02	$ (0.14)	$ 0.00	$ (0.44)
Pro forma -- diluted	$ 0.02	$ (0.14)	$ 0.00	$ (0.44)

          The pro forma amounts include compensation expenses related to stock option grants and stock purchase rights for the three and six months ended June 30, 2004 and 2003. In future periods, compensation expense may increase as a result of the fair value of stock options and stock purchase rights granted in those future periods.

NOTE 3--NET INCOME (LOSS) PER SHARE

          We compute net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share," or SFAS No. 128. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potentially diluted shares outstanding during the period. Potentially diluted shares, which consist of incremental shares issuable upon exercise of stock options, are included in diluted net income per share to the extent such shares are dilutive. Diluted net loss per share is the same as the basic net loss per share for the three and six months ended June 30, 2003.

          The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Numerator:
Net income (loss)	$ 2,846	$ (4,969)	$ 3,559	$ (22,661)
Denominator:
Denominator for basic income (loss) per share -- weighted average shares outstanding	80,381	80,547	80,594	79,729
Effect of dilutive securities	1,417	--	1,653	--

Denominator for diluted income (loss) per share	81,798	80,547	82,247	79,729

Net income (loss) per share -- basic	$ 0.04	$ (0.06)	$ 0.04	$ (0.28)

Net income (loss) per share -- diluted	$ 0.03	$ (0.06)	$ 0.04	$ (0.28)

          The diluted earnings (loss) per share calculation for the three months ended June 30, 2004 and 2003 excludes options to purchase approximately 7.9 million and 14.7 million shares, respectively, because their effect would have been antidilutive. The diluted earnings (loss) per share calculation for the six months ended June 30, 2004 and 2003 excludes options to purchase approximately 7.4 million and 5.3 million shares, respectively, because their effect would have been antidilutive.

NOTE 4--BUSINESS RISK

Transition of Sales Cycle

          We are in the process of transforming the company from one focused on selling individual development tools alone to one focused on selling multi-product enterprise solutions that span the entire software application development lifecycle. As part of this transformation, we are focused on increasing sales force productivity by generating more sales of our multi-product solutions, developing stronger alliances with systems integrators and technology partners that have established relationships with enterprise-level customers, and selling our individual products through our network of channel partners. As we make the transition to selling enterprise solutions, we expect to compete more directly with larger companies and, as a result, we may face additional pricing pressures, longer sales cycles, and more complex revenue agreements.

          As a result of our transformation efforts we have expected sales of our multi-product enterprise solutions to become a larger percentage of total revenues and one enterprise-level, multi-product solutions customer, British Telecommunications plc, located in the United Kingdom, represented 11% of our revenues in the three months ended June 30, 2004. No single customer represented 10% or more of our total revenues in the six months ended June 30, 2004 or in the three or six months ended June 30, 2003.

NOTE 5--ACQUISITIONS

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

          During the three and six months ended June 30, 2004, we recorded approximately $2.8 million and $5.8 million, respectively, in acquisition-related expenses associated with the amortization of the purchased intangibles from the acquisition of TogetherSoft.

          Of the total purchase price, approximately $150.9 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, goodwill is not being amortized and is tested for impairment annually during the three months ending September 30, as well as when circumstances indicate a possible impairment.

          Supplemental pro forma information reflecting the acquisition of TogetherSoft as if it occurred on January 1, 2003 is as follows (in thousands, except per share amounts, unaudited):

Six Months Ended June 30, 2003

Total net revenues	$ 150,640
Net loss	$ (23,239)
Net loss per share	$ (0.29)

Such information is not necessarily representative of the actual results that would have occurred for those periods.

          The following table summarizes the short-term portion of our restructuring activity related to the TogetherSoft acquisition accounted for according to The Emerging Issues Task Force Issue No. 95-3, or EITF 95-3, for the six months ended June 30, 2004 (in thousands):

	Severance and Benefits	Facilities	Total
Accrual at December 31, 2003	$ 405	$ 147	$ 552
Cash payments	(85)	(146)	(231)
Reclassification from long-term restructuring	--	79	79

Accrual at June 30, 2004	$ 320	$ 80	$ 400

          We expect the amount held in our severance and benefits accrual at June 30, 2004 to be fully paid by the end of 2004, and we are currently seeking to sublet or terminate the leases on our vacant facilities.

Starbase Corporation

          On October 8, 2002, we signed a merger agreement to purchase all of the outstanding shares of Starbase Corporation, or Starbase, for an aggregate consideration of approximately $24.0 million and $2.0 million in bridge financing that was forgiven upon the consummation of the transaction. Starbase was a provider of enterprise software lifecycle solutions covering requirements definition and management, code and content development, and change and configuration management.

          During the three and six months ended June 30, 2004, we recorded approximately $0.7 million and $1.4 million, respectively, in acquisition-related expenses associated with the amortization of the purchased intangibles from the acquisition of Starbase.

NOTE 6--GOODWILL AND INTANGIBLE ASSETS

          The changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows (in thousands):

Total
Balance as of Decmeber 31, 2003	$ 183,303
Adjustments to initial purchase accounting	(476)
Balance as of June 30, 2004	$ 182,827

          The adjustments to goodwill during the six months ended June 30, 2004 are related to reversals of accrued expenses and other reserves originally recorded as part of the purchase accounting for our Togethersoft and Starbase acquisitions and includes adjustments due to fluctuations in foreign currency exchange rates during the six months ended June 30, 2004.

          The following tables summarize our intangible assets, net (in thousands):

	June 30, 2004
	Gross carrying value	Accumulated amortization	Net carrying value
Acquired technology	$ 30,495	$ (16,240)	$ 14,225
Service/maintenance agreements	8,700	(8,700)	--
Trademarks, trade names and service marks	8,300	(4,047)	4,253
Other	4,975	(3,994)	981
Total	$ 52,470	$ (32,981)	$ 19,489

	December 31, 2003
	Gross carrying value	Accumulated amortization	Net carrying value
Acquired technology	$ 30,495	$ (11,465)	$ 19,030
Service/maintenance agreements	8,700	(8,513)	187
Trademarks, trade names and service marks	8,300	(2,664)	45,636
Other	4,975	(3,076)	1,899
Total	$ 52,470	$ (25,718)	$ 26,752

          Estimated future amortization expense related to our intangible assets at June 30, 2004 is as follows (in thousands):

June 30, 2004
2004 (six months)	$ 7,051
2005	12,098
2006	340

Total	$ 19,489

          We have reclassified from operating expenses to cost of revenues the amortization of acquired technology and maintenance contracts for the three and six months ended June 30, 2003 to provide consistent presentation with the three and six months ended June 30, 2004. This reclassification did not impact total net revenues, net loss, or net loss per share for the three or six months ended June 30, 2003. The effect of the reclassification on the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	As Previously Reported	As Revised	As Previously Reported	As Revised
Amortization of acquired intangibles	$ --	$ 4,752	$ --	$ 9,069
Total cost of revenues	$ 10,336	$ 15,088	$ 20,034	$ 29,103
Gross profit	$ 65,934	$ 61,182	$ 130,606	$ 121,537
Total operating expenses	$ 70,607	$ 65,855	$ 152,697	$ 143,628

NOTE 7--RESTRUCTURING

          The following table summarizes our short-term restructuring and acquisition-related activity accounted for according to SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," for the six months ended June 30, 2004 (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2003	$ 3,499	$ 2,258	$ 474	$ 6,231
Cash payments and write-offs	(2,324)	(2,396)	(166)	(5,886)
Reclassification from long-term restructuring	--	791	--	791

Accrual at June 30, 2004	$ 175	$ 653	$ 308	$ 1,136

          During the three and six months ended June 30, 2004, we reclassified approximately $0.3 million and $0.8 million, respectively, from our long-term restructuring accrual to short-term restructuring accrual to properly reflect the current portion of the lease obligations for vacant facilities in the United Kingdom. At June 30, 2004, we had approximately $3.1 million in our long-term restructuring accrual related to the lease obligations for vacant facilities. During the six months ended June 30, 2004, we paid approximately $1.5 million in cash for the termination of a facility lease which is included in cash payments and write-offs under facilities in the table above. We expect our severance and benefits and other accruals to be fully paid by the end of 2004, and we are currently seeking to sublet or terminate the leases on our vacant facilities.

          During the three and six months ended June 30, 2004, we reversed $0.6 million and $0.7 million, respectively, in restructuring expenses related to changes in estimates of outplacement costs and lease termination accruals for abandoned facilities.

NOTE 8--INCOME TAXES

          For the three months ended June 30, 2004 and 2003, we recorded income tax expense of $3.0 million and $1.2 million, respectively. For the six months ended June 30, 2004 and 2003, we recorded income tax expense of $4.9 million and $2.7 million, respectively. Our tax provisions for the three and six months ended June 30, 2004 and 2003 were not based on our expected annual rate, as we incurred non-U.S. withholding taxes in a number of foreign jurisdictions, which were not based on our profitability, as well as non-U.S. income taxes for certain profitable foreign operations. We also incurred U.S. federal tax expense for Alternative Minimum Tax, or AMT, purposes, as well as state income tax expense. Tax liabilities incurred in foreign jurisdictions were not offset by the benefits of prior U.S. net operating loss and tax credit carryforwards.

NOTE 9--REPURCHASE OF COMMON STOCK

   Discretionary Repurchase Program

          In September 2001, our Board of Directors authorized the use of up to $30.0 million to repurchase shares of our outstanding common stock under a discretionary stock repurchase program. In early 2004 the plan approached its $30.0 million limit and in February 2004, our Board of Directors authorized an additional $30.0 million to repurchase shares of our outstanding stock under the discretionary program, bringing the total discretionary stock repurchase authorizations to $60.0 million.

          As a part of our discretionary stock repurchase program, we repurchased 589,600 common shares at an average price of $8.48 per share for an aggregate cost of approximately $5.0 million during the three months ended June 30, 2004. We repurchased 1,112,700 common shares at an average price of $8.99 per share for an aggregate cost of approximately $10.0 million during the six months ended June 30, 2004.

          During the three months ended June 30, 2003, we repurchased 395,000 common shares at an average price of $9.91 per share for an aggregate cost of approximately $3.9 million. We repurchased 695,000 common shares at an average price of $9.78 per share for an aggregate cost of approximately $6.8 million during the six months ended June 30, 2003.

          The discretionary program is currently deemed to be in effect and at June 30, 2004, approximately $22.7 million remains authorized for future repurchases.

   10b5-1 Repurchase Program

          In August 2003, our Board of Directors authorized a 10b5-1 repurchase program whereby up to 1,000,000 shares or $15.0 million worth of our outstanding common stock, whichever comes first, may be repurchased with a per trading day limit of 2,000 shares. Under this program we repurchased 122,000 common shares at an average price of $8.84 a share for an aggregate cost of $1.1 million during the three months ended June 30, 2004 and repurchased 246,000 common shares at an average price of $9.27 a share for an aggregate cost of $2.3 million during the six months ended June 30, 2004.

          This 10b5-1 repurchase program is currently deemed to be in effect and at June 30, 2004 approximately $10.9 million, or 554,000 shares, whichever comes first, remains authorized for future repurchases.

NOTE 10--LITIGATION

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

          From time to time, we may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, "Accounting for Contingencies," or SFAS No. 5, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These accruals are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate accruals for any probable and estimable losses. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. We believe that, except as listed above, given our current liquidity and cash and investment balances, even were we to receive an adverse judgment with respect to litigation that we are currently a party to, it is likely that such a judgment would not have a material impact on our financial condition or liquidity.

NOTE 11--LOAN RECEIVABLE WRITE-OFF

          During the first quarter of 2003, we had a loan receivable with a book value of $2.2 million related to our investment in AltoWeb, Inc., or AltoWeb, a provider of J2EE applications. Subsequent to March 31, 2003, we were informed by AltoWeb that it had ceased substantially all of its operations and we recorded a $2.2 million write-off charge for the loan during the three months ended March 31, 2003. Since our investment in Altoweb was related to AltoWeb's attempt to extend their product development efforts for the Borland platform, we recorded the loan write-off charge in research and development.

NOTE 12--INDEMNIFICATIONS AND GUARANTEES

          The following is a summary of our agreements that we have determined are within the scope of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," or FIN No. 45, which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2004, except as noted below.

          As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.

          As part of the Starbase and TogetherSoft acquisitions, we entered into agreements whereby we indemnify the officers and directors of the acquired company for certain events or occurrences while such officers or directors served in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have purchased Director and Officer insurance policies for Starbase and TogetherSoft that limit our exposure for six years. These insurance policies enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.

          We entered into an agreement for the outsourcing of inventory fulfillment. As a component of this agreement, we guarantee that in the event we terminate the fulfillment agreement, we will purchase all inventory held by the vendor at the time of termination. We estimate and accrue reserves for excess inventory at the fulfillment vendor. As of June 30, 2004, we had inventory in excess of the reserves of approximately $0.3 million, which represents the potential charge relating to this guarantee.

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

NOTE 13--RECENT ACCOUNTING PRONOUNCEMENTS

          In December 2003, the FASB issued additional guidance clarifying the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," or FIN No. 46-R. FIN No. 46-R provides a deferral of FIN No. 46 for certain entities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We do not have any interests in variable interest entities and the adoption of FIN No. 46-R is not expected to have a material impact on our financial position, results of operations or cash flows.

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

          These forward-looking statements may relate to, but are not limited to, future capital expenditures, acquisitions, timing of the integration of acquired businesses, the ultimate cost of acquired businesses, revenue "pipeline," revenues, including revenues from recently acquired businesses, cash flows, earnings, margins, costs, strategy, demand for our products, market and technological trends in the software industry, effective tax rates, interest rates, foreign currency exchange rates, inflation and various economic and business trends. Generally, you can identify forward-looking statements by the use of words such as "expect," "estimate," "project," "budget," "forecast," "anticipate," "goal," "intend," "plan," "may," "will," "could," "should," "believes," "predicts," "potential," "continue" and similar expressions or the negative or other variations thereof. These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described under "Factors That May Affect Future Results and Market Price of Stock" and elsewhere in this report, as well as in our other filings with the SEC or in materials incorporated by reference herein or therein. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements and have a material and adverse effect on our business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for us to predict new factors, nor can we assess the potential effect of any new factors on us.

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

          Over the past year, we have been transforming the company from one focused on selling individual development tools alone to one focused on selling multi-product enterprise solutions that span the entire software application development lifecycle. As part of this transformation, we are focused on increasing sales force productivity by generating more sales of our multi-product solutions, developing stronger alliances with systems integrators and technology partners that have established relationships with enterprise-level customers, and selling our individual products through our network of channel partners. As we make the transition to selling enterprise solutions, we expect to compete more directly with larger companies. As a result, we may face additional pricing pressures. We believe that, over time as we compete for these larger enterprise customers, the pricing of our individual products may become less meaningful than the overall blend of our enterprise solutions offered. We also expect to experience longer sales cycles, which is typical for larger solution sales.

          We are and have been transitioning certain product lines into a "software assurance" model in which upgrades are sold as part of a customer's maintenance offering and are reported as service revenues instead of license revenues as is the case when sold as stand-alone product upgrades. Additionally, we are selling software assurance contracts with greater frequency to our enterprise customers. Typically, enterprise customers purchase software assurance with significant license commitments to reduce the risk of technological obsolescence. As such, our service revenues have become a larger portion of our business.

          We remain focused on improving operating margins. We believe we are structured appropriately at this time and expect our overall expenses will increase slightly as we pursue our enterprise marketing and selling strategy and we incur additional expenses in connection with our Sarbanes-Oxley testing and compliance project.

          We achieved the following financial results during the three and six months ended June 30, 2004:
•

Net revenues increased to $76.5 million for the three months ended June 30, 2004 from $76.3 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, net revenues decreased 1% to $149.4 million from $150.6 million for the six months ended June 30, 2003.

•

License revenues decreased 4% to $54.1 million for the three months ended June 30, 2004 from $56.6 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, license revenues decreased 7% to $105.0 million from $113.4 million for the six months ended June 30, 2003.

•

Service revenues increased 14% to $22.4 million for the three months ended June 30, 2004 from $19.6 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, service revenues increased 19% to $44.4 million from $37.2 million for the six months ended June 30, 2003.

•

Gross margins increased to 87% for the three months ended June 30, 2004 from 80% for the three months ended June 30, 2003. For the six months ended June 30, 2004, gross margins increased to 86% from 81% for the six months ended June 30, 2003.

•

Operating expenses decreased 8% to $60.6 million for the three months ended June 30, 2004 from $65.9 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, operating expenses decreased 17% to $119.7 million from $143.6 million for the six months ended June 30, 2003.

•

Net income was $2.8 million for the three months ended June 30, 2004 compared to a net loss of $5.0 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, net income was $3.6 million compared to a net loss of $22.7 million for the six months ended June 30, 2003.

•

Expenses from the amortization of acquired and other intangible assets decreased to $3.5 million for the three months ended June 30, 2004 from $5.9 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, expenses from the amortization of acquired and other intangible assets decreased to $7.3 million from $11.2 million for the six months ended June 30, 2003.

•	Cash, cash equivalents and short-term investments increased $10.9 million to $213.5 million as of June 30, 2004 from $202.6 million as of December 31, 2003.
•

We repurchased 711,600 shares of our common stock under our stock repurchase programs for an aggregate cost of approximately $6.1  million during the three months ended June 30, 2004 and we repurchased 1,358,700 shares of our common stock for an aggregate cost of $12.3 million during the six months ended June 30, 2004.

          For a more in-depth discussion of our business, including a discussion of our critical accounting policies and estimates, please read our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC on March 15, 2004.

Results of Operations

          The following table presents our Condensed Consolidated Statements of Operations data and the related percentage of net revenues for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

	Three Months Ending June 30,				Six Months Ending June 30,
	2004		2003		2004		2003
License revenues	$ 54,134	71%	$ 56,622	74%	$ 104,954	70%	$ 113,431	75%
Service revenues	22,392	29%	19,648	26%	44,431	30%	37,209	25%
Net revenues	76,526	100%	76,270	100%	149,385	100%	150,640	100%

Cost of license revenues	1,643	2%	3,012	4%	4,474	3%	6,111	4%
Cost of service revenues	5,801	8%	7,324	10%	11,803	8%	13,923	9%
Amortization of acquired intangibles (*)	2,375	3%	4,752	6%	4,936	3%	9,069	6%

Cost of revenues	9,819	13%	15,088	20%	21,213	14%	29,103	19%

Gross profit	66,707	87%	61,182	80%	128,172	86%	121,537	81%

Selling, general and administrative	42,219	55%	44,395	58%	82,794	55%	88,369	59%
Research and development	17,195	22%	17,702	23%	33,986	23%	37,946	25%
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges	1,214	2%	3,758	5%	2,953	2%	17,313	11%

Total operating expenses	60,628	79%	65,855	86%	119,733	80%	143,628	95%

Operating income (loss)	6,079	8%	(4,673)	(6%)	8,439	6%	(22,091)	(14%)
Interest and other income (expense)	(245)	0%	889	1%	23	0%	2,123	1%
Income (loss) before income taxes	5,834	8%	(3,784)	(5%)	8,462	6%	(19,968)	(13%)
Income tax provision	2,988	4%	1,185	2%	4,903	3%	2,693	2%
Net income (loss)	$ 2,846	4%	$ (4,969)	(7%)	$ 3,559	3%	$ (22,661)	(15%)

*  We have reclassified from operating expenses to cost of revenues the amortization of purchased technology and maintenance contracts for the three and six months ended June 30, 2003 to provide consistent presentation with the three and six months ended June 30, 2004. This reclassification did not impact total net revenues, net loss, or net loss per share. See Note 6 of our Notes to Condensed Consolidated
     Financial Statements.

Total Net Revenues

          The following table presents our net revenues for the three and six months ended June 30, 2004 and 2003, and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2004	2003	$	%	2004	2003	$	%
Net revenues	$ 76,526	$ 76,270	$ 256	0%	$ 149,385	$ 150,640	$ (1,255)	(1)%

We derive revenues from licenses of our software and the sale of related services. A single customer, British Telecommunications plc located in the United Kingdom, represented 11% of our total net revenues in the three months ended June 30, 2004 and 6% of our total revenues in the six months ended June 30, 2004. There was no single customer that represented 10% or more of our total revenues in the six months ended June 30, 2004 or in the three or six months ended June 30, 2003.

   License Revenues

          The following table presents our license revenues for the three and six months ended June 30, 2004 and 2003, and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2004	2003	$	%	2004	2003	$	%
License revenues	$ 54,134	$ 56,622	$ (2,488)	(4)%	$ 104,954	$ 113,431	$ (8,477)	(7)%
As a percentage of net revenues	71%	74%			70%	75%

          With the integration of the acquisitions of TogetherSoft and Starbase, we have aligned our presentation of license revenues to better reflect our application lifecycle strategy. Specifically, our Application Lifecycle Management, or ALM, offerings comprise three major product categories: Design, Develop and Deploy. Design includes the products from our acquisitions of TogetherSoft and Starbase: StarTeam, CaliberRM, Together and other related design and management products. Develop includes two major categories: Java, which includes JBuilder, Java Studio and Optimizeit, and .NET, which includes Delphi, C++Builder, Kylix and C++ Mobile Edition. Deploy is comprised of our Visibroker, Borland Enterprise Server products, InterBase and other enterprise products.

          License revenues represent amounts for license fees and royalties earned for granting customers the right to use our software products. License revenues represented 71% of net revenues in the three months ended June 30, 2004 compared to 74% in the three months ended June 30, 2003, and represented 70% in the six months ended June 30, 2004 compared to 75% in the six months ended June 30, 2003. The change in mix between license and service revenues is due to our transition of certain products from a stand-alone upgrade selling model to a software assurance model. Through our stand-alone upgrade selling model, periodic product upgrades and updates are sold upon the release of new versions and the associated revenues are recorded in license revenues. Through our software assurance model, customers pay annually for the right to receive future product upgrades and the associated revenues are recorded in service revenues.

          The following table presents our license revenues by product category and the percentage of license revenues of each category for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
Design	$ 17,553	$ 14,469	21%	$ 26,974	$ 26,211	3%
Develop	25,322	32,555	(22)%	53,919	67,948	(21)%
Deploy	11,259	9,598	17%	24,061	19,272	25%

Net license revenues	$ 54,134	$ 56,622	(4)%	$ 104,954	$ 113,431	(7)%

          In the future, as our integrated ALM solutions become a larger portion of our business, it may prove difficult to provide a meaningful segregation of license revenues on a product category basis, as the functionality of the previously products will become increasingly integrated.

          Design. The increase in Design license revenues in the three and six months ended June 30, 2004 from the three and six months ended June 30, 2003 was due to higher revenues generated from the sales of our StarTeam and CaliberRM product lines. In the three and six months ended June 30, 2004, we closed a number of significant enterprise deals as a result of our efforts to promote our ALM solution to large enterprises. The increase in revenue from our StarTeam and CaliberRM product lines was partially offset by a decrease in revenue from our Together product line during the three and six months ended June 30, 2004 over the comparable prior year periods. In the future, we expect license revenues from the Design product group to represent a larger percentage of our total license revenues as these products represent a significant portion of our ALM strategy. As we transform the Together product line into a pure modeling solution and promote JBuilder and Delphi as our flagship development solutions, license revenue from the Together product line may decrease as a percentage of total license revenues, but we believe the Together product line is an important element of our ALM studio product, Borland Enterprise Studio.

          Develop. The decrease in Develop license revenues in the three and six months ended June 30, 2004 from the three and six months ended June 30, 2003 was due to the maturation of the Java IDE market as well as the aforementioned focus on selling software assurance that includes upgrades, which is reflected in service revenues, versus our previous model of emphasizing software upgrades. License revenues from our Develop products group included license revenues of $13.9 million and $21.4 million in the three months ended June 30, 2004 and 2003, respectively, from our Java product line. In the six months ended June 30, 2004, revenues from our Java product line were $27.2 million compared to $42.3 million in the six months ended June 30, 2003. The decrease in license revenues in our Java product line was due specifically to lower revenues from our JBuilder product line. While unit sales of the current version of JBuilder (JBuilder X) are higher than unit sales of the version of JBuilder that was current as of June 30, 2003 (JBuilder 8), our JBuilder revenue has declined. We believe that revenue trends for our JBuilder product will depend upon the maturation of the Java development market and the success of our ALM solutions in the Java market.

          License revenues from our Develop products group included $11.4 million and $11.2 million in the three months ended June 30, 2004 and 2003, respectively, from our .NET product line. In the six months ended June 30, 2004 license revenues from our .NET product line were $26.7 million compared to $25.6 million in the six months ended June 30, 2003. The increase in license revenues from our .NET product line was due to higher license revenues generated from our Delphi products following a release of Delphi 8 in late December 2003. We have historically experienced an increase in revenues from our Delphi product following the release of a new version, as a majority of our Delphi customers purchase stand-alone upgrades instead of purchasing software assurance contracts.

          Deploy. The increase in license revenues in the three and six months ended June 30, 2004 from the three and six months ended June 30, 2003 was due to higher revenues generated from enterprise level transactions in the telecommunications and government markets. While we expect to receive a short-term benefit from the increased spending in these markets, more sustained growth in our deployment revenue will require broader adoption of next generation telecommunication technologies.

   Service revenues

          The following table presents our service revenues for the three and six months ended June 30, 2004 and 2003, and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2004	2003	$	%	2004	2003	$	%
Service revenues	$ 22,392	$ 19,648	$ 2,744	14%	$ 44,431	$ 37,209	$ 7,222	19%
As a percentage of net revenues	29%	26%			30%	25%

          Service revenues represent amounts earned for technical support, which includes call support and maintenance, and consulting and training services for our software products. The increase in service revenues in the three and six months ended June 30, 2004 from the three and six months ended June 30, 2003 primarily resulted from an increase in technical support revenues. We believe that our technical support revenues have benefited from increased revenues generated from larger enterprises, which generally purchase support contract with their software licenses. We expect our service revenues to represent between 30% and 35% of total net revenues in the near future as a result of our efforts to transition customers of our Develop products to our software assurance model. Our service revenues may also grow as our new enterprise solution offerings increase in complexity and include more services as a component of larger sales contracts. However, if we are unsuccessful in our efforts to transition customers to a software assurance model or in selling new enterprise solutions, we may experience decreases in our service revenues.

   International Net Revenues

          Revenues from sources outside the United States, or non-U.S. revenues, represented approximately 63% and 54% of net revenues for the three months ended June 30, 2004 and 2003, respectively. The increase in the percentage of non-U.S. revenues for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, was due to a $4.2 million increase in our Europe, Middle East and Africa (EMEA) revenues, primarily as a result of a single large enterprise deal which closed in the EMEA region during the three months ended June 30, 2004. Additionally, revenues attributable to the United States decreased $6.4 million in the three months ended June 30, 2004 compared to year ago quarter primarily as a result of a $3.2 million decrease in revenues from our Java product line, a $1.4 million decrease in revenues from our ..Net product line, and a $1.4 million decrease in our Design revenues in the United States. Enhancing U.S. sales force productivity is a primary operational focus.

          Non-U.S. revenues represented approximately 60% and 55% of net revenues for the six months ended June 30, 2004 and 2003, respectively. The increase in the percentage of non-U.S. revenues for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, was principally due to a $5.6 million increase in EMEA revenues as a result of the large enterprise deal completed in 2004 in the EMEA region and due to the weaker U.S. Dollar versus the Euro in 2004 compared to 2003. In addition, revenues attributable to the United States decreased $8.2 million as a result of a decrease in revenues from our Java, .NET and Design product lines in the United States. We believe that our transformation to an enterprise solutions focused company has created the most disturbance with our sales efforts in the United States, and we expect this disturbance to continue in the near-term as new personnel gain experience and as we continue to modify our go-to-market effort. On a percentage basis, we expect non-U.S. revenues to decline slightly during the three months ending September 30, 2004 due anticipated seasonal weakness in EMEA.

          Our non-U.S. revenues would be harmed if the U.S. Dollar were to strengthen against major foreign currencies, including the Japanese Yen, United Kingdom Pound Sterling and Euro.

          The following table presents our net revenues by region and as a percentage of total net revenues for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
Americas	$ 33,114	$ 38,825	(15)%	$ 67,596	$ 75,130	(10)%
Europe, Middle East and Africa	31,353	27,147	15%	58,643	52,997	11%
Asia Pacific	12,059	10,298	17%	23,146	22,513	3%

Net revenues	$ 76,526	$ 76,270	0%	$ 149,385	$ 150,640	(1)%

          Revenues in our Europe, Middle East and Africa (EMEA) region were impacted by fluctuations in the Euro versus the United States Dollar over the periods presented. The increase of $4.2 million in the EMEA region in the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, was due to an increase of approximately $3.3 million in license and service sales and approximately $0.9 million was the result of fluctuations in the Euro. The increase of $5.6 million in the EMEA region in the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, was attributable to an increase in license and service sales of approximately $1.0 million and approximately $4.6 million was attributable to fluctuations in the Euro.

Cost of Revenues

          The following table presents cost of revenues for the three and six months ended June 30, 2004 and 2003, and the absolute dollar and percentage changes from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2004	2003	$	%	2004	2003	$	%
Cost of license revenues	$ 1,643	$ 3,012	$ (1,369)	(45)%	$ 4,474	$ 6,111	$ (1,637)	(27)%
As a percent of license revenues	3%	5%			4%	5%
Cost of service revenues	$ 5,801	$ 7,324	$ (1,523)	(21)%	$ 11,803	$ 13,923	$ (2,120)	(15)%
As a percent of service revenues	26%	37%			27%	37%
Amortization of acquired intangibles	$ 2,375	$ 4,752	$ (2,377)	(50)%	$ 4,936	$ 9,069	$ (4,133)	(46)%
As a percent of license revenues	4%	8%			5%	8%

   Cost of License Revenues

          Cost of license revenues consists primarily of production costs, product packaging and royalty fees paid to third-party vendors. The reduction in the cost of license revenues in the three and six months ended June 30, 2004 over the comparable periods in 2003 was a result of a decrease in direct production costs along with a decrease in royalty fees. We experienced lower production costs, as a larger percentage of our license revenues was comprised of enterprise level sales versus channel sales. Production costs associated with our enterprise level sales revenues are substantially lower than for channel sales as there are usually minimal physical deliverables to the customer.

          Royalty fees paid to third-party vendors totaled $0.1 million and $1.0 million in the three months ended June 30, 2004 and 2003, respectively, and totaled $0.9 million and $1.9 million in the six months ended June 30, 2004 and 2003, respectively. Additionally, royalty fees in the three months ended June 30, 2004 benefited from a $0.7 million reversal of a royalty accrual in relation to a settlement agreement with a technology partner. The level of royalty fees in future periods will depend on our ability to obtain favorable licensing terms for our products that include third-party technology and the extent to which we include such third-party technology in our product offerings.

   Cost of Service Revenues

          Cost of service revenues consists primarily of salaries and benefits, third-party contractor costs and related expenses incurred in providing customer support, consulting and training. Service revenues gross margins were 74% and 63% in the three months ended June 30, 2004 and 2003, respectively, and were 73% and 63% in the six months ended June 30, 2004 and 2003, respectively. The increase in gross margins was due to an increase in support revenues coupled with a decrease in technical support and consulting and training costs. In future periods, we expect our cost of service revenues to increase if consulting and training revenues, which typically have lower margins, become a larger component of service revenues.

   Amortization of Acquired Intangibles

          Amortization of acquired intangibles consists of the amortization of acquired technology and maintenance contracts from the TogetherSoft and Starbase acquisitions. Amortization of acquired intangibles decreased 50% to approximately $2.4 million in the three months ended June 30, 2004 from $4.8 million in the three months ended June 30, 2003. We recorded no amortization of acquired maintenance contracts in the three months ended June 30, 2004 and we recorded $2.2 million of amortization expense in the three months ended June 30, 2003 associated with maintenance contracts assumed in the TogetherSoft and Starbase acquisitions. In the six months ended June 30, 2004 and 2003 we recorded $0.2 million and $4.2 million, respectively, of amortization expense associated with maintenance contracts assumed in the TogetherSoft and Starbase acquisitions.

Operating Expenses

   Selling, General and Administrative Expenses

          The following table presents our selling, general and administrative expenses for the three and six months ended June 30, 2004 and 2003, and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2004	2003	$	%	2004	2003	$	%
Selling, general and administrative expenses	$ 42,219	$ 44,395	$ (2,176)	(5)%	$ 82,794	$ 88,369	$ (5,575)	(6)%
As a percent of net revenues	55%	58%			55%	59%

          The decrease in selling, general and administrative expenses was primarily attributable to a decrease in headcount and a decrease in facilities and contractor costs following our restructuring efforts during 2003. These efforts resulted in a 7% decrease in employee-related selling, general and administrative expenses in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. In addition, we incurred lower discretionary costs of approximately $0.9 million, including marketing, outside services and business travel, during the three months ended June 30, 2004 when compared to the three months ended June 30, 2003, which included start-up costs incurred as part of the TogetherSoft and Starbase integrations. The decrease in expenses in the three months ended June 30, 2004 was partially offset by costs incurred as a result of our Sarbanes-Oxley testing and compliance project. We expect selling, general and administrative expenses to increase in absolute dollars for the remainder of 2004 due to costs associated with this project.

          We experienced an 8% decrease in employee-related selling, general and administrative expenses in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 due to our restructuring efforts during 2003. We also incurred higher discretionary costs of approximately $3.2 million, including marketing, outside services, business travel and other expenses, during the six months ended June 30, 2003 when compared to the six months ended June 30, 2004 primarily as a result of higher start-up costs incurred as part of the TogetherSoft and Starbase integrations.

          Since January 1, 2004, certain employees have been reclassified from selling, general and administrative to research and development and to conform to our 2004 presentations, we have reclassified their associated employee-related expenses in our 2003 presentations. As a result, we reclassified approximately $2.2 million and $4.5 million of associated employee-related expenses from selling, general and administrative to research and development for the three and six months ended June 30, 2003, respectively, to conform to our 2004 presentation. The reclassification had no effect on operating loss as previously reported. The effect of the reclassification on our Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	As Previously Reported	As Revised	As Previously Reported	As Revised
Selling, general and administrative expenses	$ 46,640	$ 44,395	$ 92,887	$ 88,369
Research and development expenses	15,457	17,702	33,428	37,946
	$ 62,097	$ 62,097	$ 126,315	$ 126,315

   Research and Development Expenses

          The following table presents our research and development expenses for the three and six months ended June 30, 2004 and 2003, and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2004	2003	$	%	2004	2003	$	%
Research and development expenses	$ 17,195	$ 17,702	$ (507)	(3)%	$ 33,986	$ 37,946	$ (3,960)	(10)%
As a percent of net revenues	22%	23%			23%	25%

          The decrease in research and development expenses for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, was in part due to a decline in headcount of 11% and an associated decrease in employee-related expenses of approximately $1.4 million as a result of our restructuring efforts in 2003. Additionally, outside services expenses decreased $0.8 million, primarily as a result of a $0.6 million reduction in outside contractor expenses. During the three months ended June 30, 2004 we employed fewer outside contractors than during the three months ended June 30, 2003 as a result of our restructuring efforts. Also, the three months ended June 30, 2003 benefited from a $1.3 million reclassification of expenses from research and development to cost of revenues related to a project with a technology partner. There was no similar recalssification recorded for the three months ended June 30, 2004.

          The decrease in research and development expenses for the six months ended June 30, 2004 compared to the three months ended June 30, 2003 was partially attributable to a decrease of $3.5 million in employee-related expenses from the comparable period following our restructuring efforts in 2003. Additionally, the decrease in our research and development expense was attributable to a charge of $2.2 for outsourced research and development related to the write-off of a loan receivable during the six months ended June 30, 2003 (see Note 11 of the Notes to Condensed Consolidated Financial Statements). Also, we reclassified $2.1 million of expenses to research and development to cost of revenues in the six months ended June 30, 2003 related to a project with a technology partner. For the three months ended June 30, 2004, we reclassified $0.7 million of expenses fom research and development to cost of revenues.

   Restructuring, Amortization of Other Intangibles, Acquisition-Related Expenses and Other Charges

          The following table summarizes our restructuring, amortization of other intangibles, acquisition-related expenses and other charges for the three and six months ended June 30, 2004 and 2003, and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2004	2003	$	%	2004	2003	$	%
Restructuring expenses	$ (591)	$ (79)	$ (512)	(648)%	$ (677)	$ 5,323	$ (6,000)	(113)%
Amortization of other intangibles	1,164	1,151	13	1%	2,354	2,157	197	9%
Acquisition-related expenses	641	2,686	(2,045)	(76)%	1,276	5,233	(3,957)	(76)%
In-process research and development	--	--	--	0%	--	4,600	(4,600)	(100)%
Total	$ 1,214	$ 3,758	$ (2,544)	(68)%	$ 2,953	$ 17,313	$ (14,360)	(83)%

As a percent of net revenues	2%	5%			2%	11%

          During the three months ended June 30, 2004, we reversed $0.6 million in restructuring expenses related to changes in estimates of outplacement costs and lease termination accruals for abandoned facilities, incurred $1.2 million of amortization expense related to acquired intangibles from our TogetherSoft, Starbase and Boldsoft acquisitions, and recorded $0.6 million in acquisition-related expenses, which includes $0.5 million of contingent consideration payable under the terms of the VMGear acquisition agreement. During the three months ended June 30, 2003, we incurred $1.2 million in amortization expense from purchased intangibles from the TogetherSoft, Starbase, VMGear, Boldsoft and Highlander acquisitions, recorded $2.7 million in acquisition-related expense, which is primarily associated with the earn-out provision of the VMGear acquisition.

          During the six months ended June 30, 2004, we reversed $0.7 million in restructuring expenses related to changes in estimates of outplacement costs and lease termination accruals for abandoned facilities, incurred $2.4 million of amortization expense related to acquired intangibles from our TogetherSoft, Starbase and Boldsoft acquisitions, and recorded $1.3 million in acquisition-related expenses, which includes $1.0 million of contingent consideration payable under the terms of the VMGear acquisition agreement. During the six months ended June 30, 2003, we recorded $5.3 million in restructuring costs from redundancies as a result of the TogetherSoft and Starbase acquisitions and excess facilities in the United Kingdom and also incurred $2.2 million in amortization expense from purchased intangibles from the TogetherSoft, Starbase, VMGear, Bedouin, Boldsoft and Highlander acquisitions. Additionally, we recorded $5.2 million in acquisition-related expense, which is primarily associated with the earn-out provision of the VMGear acquisition, and incurred a $4.6 million charge for the write-off of in-process research and development from the TogetherSoft acquisition.

          The following table summarizes our restructuring activity for the six months ended June 30, 2004 (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2003	$ 3,499	$ 2,258	$ 474	$ 6,231
Cash payments and write-offs	(3,324)	(2,396)	(166)	(5,886)
Reclassification from long-term restructuring	--	791	--	791

Accrual at June 30, 2004	$ 175	$ 653	$ 308	$ 1,136

          We estimate that the 2003 restructuring activities reduced our operating expenses by approximately $5.0 million for the three months ended June 30, 2004 and will reduce our operating expenses by up to approximately $5.0 million per quarter for the remainder of 2004 from where operating expenses would have been absent the restructuring activities. We expect our severance benefits and other restructuring accruals to be fully paid by the end of 2004 and we are currently seeking to sublet or terminate the leases on our vacant facilities.

Interest and Other Income (Expense)

          The following table presents our interest and other income (expense) for the three and six months ended June 30, 2004 and 2003, and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2004	2003	$	%	2004	2003	$	%
Interest and other income (expense)	$ (245)	$ 889	$ (1,134)	(128)%	$ 23	$ 2,123	$ 2,100	(99)%
As a percent of net revenues	0%	1%			0%	1%

          The decline in interest and other income (expense) during the three and six months ended June 30, 2004 as compared to the same period in 2003 is due primarily to foreign currency losses recorded in 2004. For the three months ended June 30, 2004, we recorded approximately $0.7 million of foreign currency losses, compared to approximately $0.2 million foreign of currency gains recorded during the three months ended June 30, 2003. For the six months ended June 30, 2004, we recorded approximately $1.3 million of foreign currency losses, compared to approximately $0.5 million foreign of currency gains recorded during the six months ended June 30, 2003.

Income Taxes

          For the three months ended June 30, 2004 and 2003, we recorded income tax expense of $3.0 million and $1.2 million, respectively. For the six months ended June 30, 2004 and 2003, we recorded income tax expense of $4.9 million and $2.7 million, respectively. Our tax provisions for the three and six months ended June 30, 2004 and 2003 were not based on our expected annual rate, as we incurred non-U.S. withholding taxes in a number of foreign jurisdictions, which were not based on our profitability, as well as non-U.S. income taxes for certain profitable foreign operations. We also incurred U.S. federal tax expense for Alternative Minimum Tax, or AMT, purposes, as well as state income tax expense. Tax liabilities incurred in foreign jurisdictions were not offset by the benefits of prior U.S. net operating loss and tax credit carryforwards.

Liquidity and Capital Resources

          As of June 30, 2004, cash, cash equivalents and short-term investments totaled $213.5 million, an increase of $10.9 million from $202.6 million at December 31, 2003. Working capital increased from $139.9 million at December 31, 2003 to $150.1 million at June 30, 2004. The increase in working capital of $10.2 million during the six months ended June 30, 2004 was primarily due to the increase in cash, cash equivalents and short-term investments of $10.9 million. Additionally, we experienced a decrease in accounts payable and accrued expenses of $9.1 million related to the timing of cash disbursements and a decrease of $5.2 million in short-term restructuring accruals related to cash payments for employee severance and facilities costs. These costs were offset, in part, by an $9.6 million decrease in accounts receivable related to collection activities and a $5.7 million increase in income and business taxes payable.

          Cash provided by operating activities for the six months ended June 30, 2004 was $17.9 million, consisting of $3.6 million of net income, $11.2 million of depreciation and amortization, and a increase in non-cash working capital of $3.1 million. Cash used in operating activities for the six months ended June 30, 2003 was $15.1 million, consisting of $22.7 million of net loss offset by $15.6 million of depreciation and amortization, a change in short-term restructuring of $10.9 million, a $2.2 million loss on a write-off of a loan receivable and a decrease in non-cash working capital, excluding change in short-term restructuring, of $0.7 million.

          In relation to our restructuring activities during the year ended December 31, 2003, we expect to make restructuring-related payments during our fiscal quarter ending September 30, 2004 of approximately $0.2 million in severance-related payments and approximately $0.2 million in facility-related payments. We are currently seeking to terminate or sublet several other facilities that are not in use and may consolidate other facilities. These activities may result in additional cash payments in future periods.

          To the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities result from changes in working capital. Our primary source of operating cash flows has been the collection of accounts receivable from our customers. Our operating cash flows are also affected by the timing of payments to our vendors. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. Our ability to generate positive cash flow from our non-cash working capital will be dependent on our ability to negotiate favorable payment terms with our customers and suppliers and collect our outstanding receivables from our customers on a timely basis. We anticipate our operating expenses to remain relatively stable for the foreseeable future and as a result we intend to fund our operating expenses through cash flows from operations.

          Cash used in investing activities for the six months ended June 30, 2004 was $4.3 million, including $7.4 million used for purchases of short-term investments partially offset by $4.2 million provided by the sales and maturities of short-term investments and $1.1 million used for purchases of property and equipment. Cash used in investing activities for the six months ended June 30, 2003 totaled $48.9 million, including $71.6 million and $5.3 million used for the acquisitions of TogetherSoft and Starbase, respectively, as discussed in Note 5 to the Condensed Consolidated Financial Statements. Additionally, $24.4 million of cash was used for the purchases of short-term investments and $3.3 million of cash was used for the purchases of property and equipment in the six months ended June 30, 2003. These amounts were offset by $55.7 million provided by the sales and maturities of short-term investments.

          During the remainder of 2004, we may experience significant activity in purchases and sales of short-term investments as we adjust investments in light of movements in short-term interest rates while considering our short-term cash requirements. In the future, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or products lines.

          Cash used in financing activities was $6.1 million for the six months ended June 30, 2004 and principally consisted of $12.3 million used to purchase our common shares under our stock repurchase programs partially offset by $6.2 million of proceeds from the issuance of common stock to employees under our employee stock option plans. Cash provided by financing activities was $2.4 million for the six months ended June 30, 2003 and principally consisted of $9.4 million of proceeds from the issuance of common stock to employees partially offset by $7.1 million in repurchases of common stock.

          Although we partially hedge our foreign currency exchange rate risk, fluctuations of the U.S. Dollar against the Euro, United Kingdom Pound Sterling, Australian, New Zealand and Singapore Dollars, Japanese Yen, Indian Rupee and Korean Won could harm our business. We cannot predict currency exchange rate fluctuations, and there can be no assurance that foreign currency exchange rates will not have a material adverse impact on our future cash flows and operating results. See further discussion of foreign currency risk in Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

          For the remainder of 2004, we expect that operating expenses will remain at current levels or increase slightly in absolute dollars when compared with the six months ended June 30, 2004. We anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We believe that our available cash and cash equivalents, together with our anticipated future cash provided by operating activities, will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future, we may seek additional funds to support our working capital and operating expense requirements or for other purposes, and we may seek to raise additional funds through public or private debt or equity financings. If we seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

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

          We are undergoing a transformation from a company that focuses on the development and distribution of discrete software development tools alone to the development and distribution of enterprise software development solutions. This transformation has taken many forms (each of which involves substantial risks), including:
•

Changes in go-to-market strategy. To achieve increased sales force productivity, we must complete more large revenue, multi-product sales of our Application Lifecycle Management, or ALM, solutions. To do so, we must coordinate the efforts of our marketing, sales, and services organizations to focus on the needs of large enterprises. These tasks are complicated and involve many people and processes. If we fail to coordinate these efforts, we will not satisfy the demands of the large enterprise customers that we are targeting and our revenues will suffer.

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

If we fail to establish strategic relationships with systems integrators or fail to offer services in support of their implementation efforts, our ability to sell comprehensive solutions to enterprise customers will be harmed.

          We believe that growth in our license revenues will depend on our ability to provide our customers with professional services that support the utilization of our solutions. This will require establishing stronger relationships with the large systems integrators that have experience implementing enterprise solutions across large organizations. We believe these systems integrators are important to our sales, marketing and support activities with enterprise customers given their access to large enterprises. If successful, we believe that these relationships will expand the distribution of our products. If we are unsuccessful in establishing good relations with large systems integrators, our ability to sell our solutions to large enterprises will be greatly diminished, and as a consequence, our revenues will be harmed.

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

          As we seek to license our software directly to large enterprises, we have experienced sales cycles that are substantially more lengthy and uncertain than those associated with our traditional business of licensing software through indirect and retail channels and more modest direct sales. As we focus on large transactions that involve multiple elements, enterprise customers generally require us to expend substantial time, effort and money in establishing a relationship and in educating them about our solutions. Also, sales to enterprise customers generally require an extensive sales effort throughout many levels within the customer's organization and often require final approval by the customer's chief information officer, chief financial officer or other senior executive employee. In particular, we believe that purchase decisions on complete ALM solutions often involve more senior-level employees than sales of the discrete development products that we have traditionally sold. These factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made in any particular quarter, or at all. We have experienced and expect to continue to experience delays and uncertainties in our sales cycle as well as increased up-front expenses in connection with our enterprise sales efforts. The timing of the execution of enterprise volume licenses, or their non-renewal by large customers, could cause our results of operations to vary significantly from quarter to quarter.

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

          In addition, we depend on a small number of distributors for a significant portion of our revenue, and we expect that a small number of distributors will continue to account for a significant portion of our revenues for the foreseeable future. Presently, some software distributors are experiencing financial weakness. If we lose a major distributor, such as Ingram Micro, or if we fail to increase the number of our distributors, our ability to maintain or increase our market share could be significantly harmed. As a result, our revenues could decrease quickly and unexpectedly.

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

          We believe that our revenues have the potential to vary significantly from time to time. These variations could cause our stock price to fluctuate significantly. We believe that these variations may result from many factors, including, but not limited to:
•	our limited sophistication in consistently forecasting revenues across many of our business units and across our geographic regions;
•	the mix of channels through which we sell our products;
•	timing, and any delay in the introduction, of upgrades or localizations to existing products or releases of new products;
•	the relative mix of demand for our various products and services;
•	the size and timing of significant orders and their fulfillment;
•	changes in pricing policies by us or our competitors;
•	customer order deferrals; and
•	product defects that may be discovered from time to time and other product quality problems.

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

          Our markets are intensely competitive. As we enter the market for comprehensive software development solutions, we face competition from some of the largest software providers in the world. For example, IBM, Microsoft, Sun Microsystems, BEA, Mercury Interactive and others today provide or have stated they intend to provide more comprehensive enterprise software development, deployment and integration solutions. Presently, some of these competitors partner with us to enhance the depth of comprehensive solutions and enhance their reach to our established developer customer base; however, if strategies change, some of these current partners could become more competitive. Many of these competitors have substantially greater financial, management, marketing and technical resources than we have. In addition, many of our competitors have well established relationships with our current and potential customers, extensive knowledge of the market, substantial experience in selling enterprise solutions, strong professional services and technical support offerings and extensive product development, sales and marketing resources. As a result of their greater resources and established relationships, these competitors may be more successful than we are at developing and marketing products and solutions in our markets.

In addition, the markets for our individual products are characterized by rapid change, new and emerging technologies, and fierce competition. Below is a table of our largest competitors for each of our largest product lines:

Product	Competitive Products
CaliberRM	IBM's Rational Requisite Pro, Telelogic's DOORS and Computer Associates' AllFusion
Together ControlCenter	IBM's Rational XDE, Embarcadero's Describe and Computer Associates' AllFusion
JBuilder	Eclipse, IBM's WebSphere Studio Application Developer, BEA Systems' Workshop, Oracle's JDeveloper, JetBrains' IntelliJ and Sun Microsystems' Sun One Studio
Delphi/C++Builder/C#Builder	Microsoft's Visual Studio and Visual Basic
Optimizeit	IBM's Rational Purify Plus, Quest's JProbe and Quest's PerformaSure
StarTeam	Telelogic's CM Synergy, Serena's PVCS, IBM's Rational ClearCase and ClearQuest and MKS' Source Integrity
Enterprise Server	Iona's Orbix, BEA Systems' WebLogic, IBM's WebSphere and Microsoft's Content Management Server

We attempt to differentiate our products from those of our competitors based on interoperability, total cost of ownership, performance, level of integration and reliability. In the future, we may be unable to successfully differentiate our products from those of our competitors, and we may be unable to compete with the substantially greater resources that many of our competitors have. If so, our business will suffer.

Bundling arrangements or product give-aways by our competitors, including available cost-free development technologies, may diminish demand for our products or pressure us to reduce our prices.

          Some of our competitors, particularly those that are primarily hardware vendors or platform providers, generate a substantially greater proportion of their sales in markets in which we do not directly compete. We believe a number of these competitors view sales of software development technologies as important for enhancing the functionality of, and the demand for, their core products. As a result, some companies may bundle software development products that compete with our offerings with their other products, such as application servers, work stations, personal computers, operating systems and databases. When competitors do so, the effective price for software development products that compete with our development products may be heavily discounted or offered at no charge. This could require us to reduce the price of our products and related services, diminish our revenues and harm our profitability. Similarly, industry alliances and arrangements exist or may be formed in the future under which our competitors ally with companies in markets in which we do not compete to bundle products. These arrangements may result in lower effective prices for our competitors' products than for our products, putting pressure on our business and diminishing our competitive position.

          In addition to bundled offerings and bundling arrangements, some competitors make available to their customers at no charge products that compete with our software development solutions, including our JBuilder product. While we believe that products made available at minimal or no cost are not able to compete with our offerings on the basis of quality, performance and reliability, cost-free competitive technologies are a risk to our business. At a minimum, technologies offered at no charge increase pricing pressure and threaten revenue potential. For example, IBM has donated some of its proprietary software to the open source Eclipse initiative. Eclipse has created an open source toolkit in which customers can access and create development technologies at no charge. Wide adoption of this model may reduce demand for some of our products.

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

          Today, we depend on licenses from third-party suppliers for some elements of our products such as various file libraries. In particular, we depend on technology licenses from Sun Microsystems for our Java and Janeva products, and we depend on licenses from Microsoft for our Delphi, C++Builder, C#Builder and Janeva products. If any of these licenses were terminated or were not renewed, or if these third parties failed to notify us in a timely manner of any new or updated technology, we might not be able to ship such products or provide support for such products, including upgrades. We would then have to seek an alternative to the third party's technology and, in some cases, an alternative may not exist. This could result in delays in releasing and/or shipping our products, increased costs or reduced functionality of our products, which in turn could substantially reduce our revenues.

Our future success is dependent upon enhancing existing and establishing new technology alliances.

          The market landscape for enterprise software development, deployment and management solutions is broad, and our products and solutions must integrate with a wide variety of technologies. To be successful, we must establish and enhance strategic alliances with a wide variety of companies in the software development ecosystem. Many of these companies have competitive products or have stated a desire to move broadly into the software development space. In addition, many of these companies are competitive with one another and approach partnering with us cautiously. This has made it difficult in some cases to establish or enhance desired relationships or achieve intended objectives. We currently have a number of important strategic alliances and technology relationships with industry leaders. Additionally, where we have established working relationships, our allies may choose to terminate their arrangements with us where no binding contractual arrangements exist. The failure to develop or maintain our strategic alliances and technology relationships or our allies' inability to perform or to opt out of their arrangements with us may impede our ability to introduce new products or enter new markets, and consequently harm our revenue prospects.

Our historical financial results are based on sales of development solutions for currently adopted platforms and languages. As the markets for our products in these currently adopted languages mature, our revenues could be harmed.

          Our historical financial information relating to a number of our software development technologies is based on sales of software designed to develop applications for currently adopted platforms and languages (e.g., Windows, C++ and Java) as well as traditional computer hardware platforms (e.g., mainframes, work stations, applications servers, desktop personal computers and notebook computers). For example, many of our most popular products are focused on the Java language and platform, and we continue to invest heavily in software solutions for the Java platform as it evolves, including enterprise-focused standards such as Java 2 Platform, Enterprise Edition, or J2EE, and Enterprise JavaBeans, or EJB. The market for our Java solutions is maturing. Similarly, our deployment products, including Borland Enterprise Server, are based on Common Object Request Broker Architecture, or CORBA, a standard for communicating across large enterprise networks. While we believe that CORBA has achieved widespread acceptance, its penetration tends to be narrow and deep, resulting in large investments by relatively few enterprises. As a result, while we continue to enhance the functionality of these products and expect sales of these technologies to continue to generate a significant percentage of our revenues, we believe these markets are maturing. If Java and CORBA do not sustain the level of adoption that we anticipate, our expected revenues would diminish.

If our products for Microsoft's .NET Framework are not successful, our business would be harmed.

          We are currently investing resources in our research and development efforts for the .NET Framework, Microsoft's operating environment for software applications. While we have and will continue to release software products that support the .NET Framework, our business would be harmed if our products for the .NET Framework fail to address the needs of our customers, or if our competitors, particularly Microsoft, develop more effective or efficient products. In addition, despite our efforts to provide effective and compatible development products for the .NET Framework, customers may still elect to use an all-Microsoft development platform. Furthermore, the success of our .NET products is dependent upon Microsoft gaining market acceptance of its .NET Framework. If Microsoft's .NET Framework does not gain market acceptance or gains acceptance more slowly than we anticipate, our investments in .NET compatible products may not generate their anticipated return. In conjunction with the .NET Framework, Microsoft has a new development language, C#. An alternative to Java, C# is an object-oriented programming language and is based on C++. We believe that C# is gaining in market acceptance. If certain emerging programming languages, such as Microsoft's C#, gain significantly in popularity and we do not offer a development technology to facilitate development in such languages, our competitiveness could be diminished.

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

          Our customers use a wide variety of constantly changing hardware, software and operating platforms. We invest and will continue to invest significant resources to develop products for new or emerging software and hardware platforms in the server, desktop, mobile and other environments that may develop from time to time. However, there is a risk that a new hardware or software platform for which we do not provide products could rapidly grow in popularity. In particular, we believe that this risk is substantial for particular proprietary platforms and languages for which we may not be given economically feasible access or access at all. As a result, we may not be in a position to develop products for such platforms or may be late in doing so. If we fail to introduce new products that address the needs of emerging market segments or if our new products do not achieve market acceptance as a result of delays in development or other factors, our future growth and revenue opportunity could suffer.

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

          A substantial portion of our revenues is from international sales. International sales accounted for approximately 63% of our revenues during the three months ended June 30, 2004, with each of Germany, the UK and Japan accounting for significant portions of our total revenue. In addition, an increasing portion of our operations consists of activities outside the United States. We now have research and development facilities in Russia, Singapore, the Czech Republic and Sweden, and we have a direct sales force in place in more than twenty countries around the world. We have a complicated corporate structure, and historically have had geographically dispersed operational controls. Given this, we may experience difficulty in efficiently and effectively managing our dispersed and complicated organization. As a result, our results of operations may suffer. In particular, we rely on personnel in our international locations to properly account for and manage our international operations, which introduces inherent difficulties in managing and controlling our operations. Historically we have experienced weaknesses in our financial reporting and operations. Given our complicated and geographically diverse operations, despite our best efforts, other issues could arise in the future. Other risks inherent in doing business internationally include:
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

          We believe that our ability to successfully grow and manage our business and to develop new products will depend, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled software engineers, sales personnel and management personnel. In particular, a number of skilled technical personnel have left of their own choosing. As a result, some of our personnel, especially research and development and sales personnel, are unfamiliar with the particular needs of our customers. This could harm our ability to provide solutions that effectively solve customers' problems, and as a result, we may lose customers or may not achieve anticipated sales during a particular period. In addition, the loss of technical talent may result in us being unable to ship new products or product upgrades at the times that we originally planned. If we experience delays in the shipment of new products or product upgrades, we may be unable to achieve anticipated sales during a particular period.

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

Changes in accounting regulations and related interpretations and policies regarding revenue recognition could cause us to defer recognition of revenue or recognize lower revenue and profits.

          Although we use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-product transactions. As our transactions increase in complexity with the sale of larger, multi-product licenses, negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recoginition of revenue on such licenses. We believe that we are in compliance with Statement of Position 97-2, "Software Revenue Recognition" as amended, however these future, more complex, multi-product license transactions may require additional accounting analysis to account for them accurately, could lead to unanticipated changes in our current revenue accounting practices and may contain terms affecting the timing of revenue recognition.

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

          During the three and six months ended June 30, 2004, we recorded net foreign exchange losses totaling $0.7 million and $1.3 million, respectively. The foreign exchange losses were generated primarily due to the fluctuations of the U.S. Dollar relative to the Euro, the United Kingdom Pound Sterling, the Australian Dollar and the Singapore Dollar. If these currency fluctuations continue, we may experience further foreign exchange losses on our intercompany receivables to the extent that we have not hedged the exposure with foreign currency forward exchange contracts. Such foreign exchange losses could have a material adverse effect on our operating results and cash flows.

          During the three and six months ended June 30, 2004, we recorded foreign currency losses of approximately $1.2 million and $0.9 million, respectively, as part of other comprehensive income due to foreign currency movements on our long-term intercompany balances. As of June 30, 2004, we had $11.9 million, $3.0 million and $1.8 million in long-term intercompany balances that will be settled in Australian Dollars, Singapore Dollars and Brazilian Reals, respectively.

          As of June 30, 2004, our most significant foreign assets were denominated in Euros. We translate our foreign currency balances each month into U.S. Dollars using end of month exchange rates and record any translation gains or losses in comprehensive income on the balance sheet. A movement of 1% in the Euro in relation to the U.S. Dollar on June 30, 2004 would have had an impact of approximately $0.2 million on our EMEA net assets on June 30, 2004.

          The table below provides information about our derivative financial instruments, comprised of foreign currency forward exchange contracts as of June 30, 2004. The information is provided in U.S. Dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates and the net fair value as of June 30, 2004. All instruments mature within twelve months (dollars in thousands).

	Notional Amount	Average Contract Rate	Change in Net Fair Value at June 30, 2004
Foreign currency forward exchange contracts:
Australian Dollar	$ 4,400	0.6838	$ (100)
Singapore Dollar	7,400	0.5825	5
Korean Won	700	0.0009	(5)
New Zealand Dollar	800	0.6207	(19)
Japanese Yen	3,500	0.0092	(4)
Indian Rupee	1,000	0.0216	(6)
United Kingdom Pound Sterling	2,800	1.8072	(19)
Euro	3,600	1.2051	(43)

Total	$ 24,200		$ (191)

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

          We mitigate default risk by investing in securities rated at least A2/P2 as published by Standard and Poor's and Moody's, and by positioning our portfolio to respond appropriately to a significant reduction in the credit rating of any investment issuer. To ensure portfolio liquidity, our portfolio includes only marketable securities with active secondary and resale markets.

          Cash and cash equivalents includes investments which have an original maturity of 90 days or less and short term investments includes investments which have an original maturity of 91 days up to a year. As of June 30, 2004 and December 31, 2003, we held no investments with maturities in excess of 180 days. The table below presents principal (or notional) amounts and related weighted average interest rates for our investment portfolio as of June 30, 2004 and December 31, 2003 (dollars in thousands).

	June 30, 2004	December 31, 2003
Included in cash and cash equivalents	$ 204,716	$ 197,023
Weighted average interest rate	0.96%	0.89%
Included in short-term investments	$ 8,778	$ 5,623
Weighted average interest rate	2.16%	3.14%

Credit Risks

          Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade receivables. Our cash equivalents and short-term investments are in high quality securities placed with major banks and financial institutions and commercial paper. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. As of June 30, 2004, no single group or customer represented greater than 10% of our total accounts receivable. A single customer, British Telecommunications plc located in the United Kingdom, represented 11% of our total revenues in the three months ended June 30, 2004. As of June 30, 2004, the majority of the related accounts receivable had been collected.

Item 4.   Controls and Procedures

Evaluation of our Disclosure Controls and Internal Controls

          As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting. This controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Rules adopted by the Securities and Exchange Commission ("SEC") require that in this section of the Quarterly Report on Form 10-Q, we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based on and as of the date of the controls evaluation.

CEO and CFO Certifications

          Included as exhibits to this Quarterly Report on Form 10-Q, there are "Certifications" of the Chief Executive Officer and the Chief Financial Officer. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Quarterly Report contains the information concerning the controls evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

          Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act") such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls

          Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

          The evaluation of our disclosure controls and our internal controls by our Chief Executive Officer and our Chief Financial Officer included a review of the controls' objectives and design, the controls' implementation by us and the effect of the controls on the information generated for use in this Quarterly Report on Form 10-Q. In accordance with SEC requirements, our Chief Executive Officer and our Chief Financial Officer note that, since the date of the controls evaluation to the date of this Quarterly Report, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls.

Conclusion

          Based upon the controls evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls are effective to ensure that material information relating to the company is made known to management, including our Chief Executive Officer and our Chief Financial Officer, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

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

          In the ordinary course of business, we are involved in other lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial, employment and other matters. In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. We believe that, except as noted above, given our current liquidity and cash and investment balances, even were we to receive an adverse judgment with respect to litigation that we are currently a party to, it is likely that such a judgment would not have a material impact on our financial condition, results of operations or liquidity.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)  Below is a summary of stock repurchases for the three months ended June 30, 2004. See Note 9 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase programs.

PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2004 - April 30, 2004	302,000	$ 8.65	302,000	$ 37,049,984 (2)
May 1, 2004 - May 31, 2004	367,600	$ 8.45	367,600	$ 33,944,344 (3)
June 1, 2004 - June 31, 2004	42,000	$ 8.54	42,000	$ 33,585,664 (4)
Total	711,600		711,600

No shares were repurchased other than through our Discretionary Program and our 10b5-1 Program.

(1)  In September 2001, our Board of Directors authorized the use of up to $30.0 million to repurchase shares of our outstanding common stock under a discretionary stock repurchase program (the "Discretionary Program"). The program was announced in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2002. In February 2004, our Board of Directors authorized an additional $30.0 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2004.

In August 2003, our Board of Directors authorized the use of up to $15.0 million of our outstanding common stock, or 1,000,000 shares, whichever comes first, to repurchase shares of our common stock pursuant to a 10b5-1 repurchase program (the "10b5-1 Program"). The program was announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2003.

(2)  Includes $25,490,977 under our Discretionary Program and $11,559,007 under our 10b5-1 Program.

(3)  Includes $22,711,478 under our Discretionary Program and $11,232,866 under our 10b5-1 Program.

(4)  Includes $22,711,478 under our Discretionary Program and $10,874,186 under our 10b5-1 Program.

Item 4. Submission of Matters to a Vote of Security Holders

          At the annual meeting of Borland stockholders held on May 14, 2004 at our corporate headquarters, located at 100 Enterprise Way, Scotts Valley, California (the "Annual Meeting"), the following matters were voted upon:

(1)  The following individuals were elected to serve as directors on our Board of Directors:
Nominee	For	Withheld
William F. Miller	66,741,375	5,519,452
Laura S. Unger	63,580,529	8,680,298
T. Michael Nevens	68,691,011	3,569,816

There were no broker non-votes as to this proposal.

          The following additional proposals were considered at the Annual Meeting and were approved by the vote of stockholders, in accordance with the tabulation shown below:

(2)  Approval of a proposal to declassify the Board of Directors so that all directors are elected annually.
For	Against	Abstain
53,095,926	3,019,483	2,166,568

There were 13,978,850 broker non-votes as to this proposal.

(3)  Ratification of the selection of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2004.
For	Against	Abstain
67,351,187	3,342,966	1,566,674

There were no broker non-votes as to this proposal.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

          Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.
		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Date	Number	Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization by and among Borland Software Corporation, Targa Acquisition Corp. I, Targa Acquisition Corp. II, TogetherSoft Corporation, Peter Coad, as Primary Stockholders' Agent, and Kurt Jaggers, as Secondary Stockholders' Agent, dated as of October 29, 2002.	8-K	11/01/02	2.1
2.2	Agreement and Plan of Merger among Borland Software Corporation, Galaxy Acquisition Corp. and Starbase Corporation, dated as of October 8, 2002.	8-K	10/10/02	2.1
3.1	Restated Certificate of Incorporation of Borland Software Corporation.	10-Q	11/14/03	3.1
3.2	Amended and Restated Bylaws of Borland Software Corporation.	10-K	03/15/04	3.2
4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/01	1
4.2	Specimen Stock Certificate of Borland Software Corporation.	10-Q	05/13/02	4.1
4.4	Investor Rights Agreement between Borland Software Corporation and Microsoft Corporation, dated as of June 7, 1999.	8-K	07/06/99	4.2(a)
4.5	Stockholder Lock-up Agreement between Borland Software Corporation and Object International, Inc., dated as of January 14, 2003.	10-K	03/28/03	4.5
4.6	Stockholder Lock-up Agreement between Borland Software Corporation and Dietrich Charisius, dated as of January 14, 2003.	10-K	03/28/03	4.6
10.72	Amendment to the Employment Agreement between Borland Software Corporation and Kenneth R. Hahn, dated as of June 7, 2004. +				X
24.1	Power of Attorney (see signature page).				X
31.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X
31.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X
32.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X
32.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

____________________

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

(b)  Reports on Form 8-K

          During the three months ended June 30, 2004, Borland filed with or furnished to the Securities and Exchange Commission the following Current Reports on Form 8-K:

       •       Current Report on Form 8-K furnished on April 22, 2004 announcing financial results for the three months ended March 31, 2004.

       •       Current Report on Form 8-K furnished on May 21, 2004 announcing the selection of Pacific Growth Equities, LLC to administer Borland's stock repurchase program.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          August 9, 2004

BORLAND SOFTWARE CORPORATION
(Registrant)

/s/ KENNETH R. HAHN
Kenneth R. Hahn
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Date	Number	Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization by and among Borland Software Corporation, Targa Acquisition Corp. I, Targa Acquisition Corp. II, TogetherSoft Corporation, Peter Coad, as Primary Stockholders' Agent, and Kurt Jaggers, as Secondary Stockholders' Agent, dated as of October 29, 2002.	8-K	11/01/02	2.1
2.2	Agreement and Plan of Merger among Borland Software Corporation, Galaxy Acquisition Corp. and Starbase Corporation, dated as of October 8, 2002.	8-K	10/10/02	2.1
3.1	Restated Certificate of Incorporation of Borland Software Corporation.	10-Q	11/14/03	3.1
3.2	Amended and Restated Bylaws of Borland Software Corporation.	10-K	03/15/04	3.2
4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/01	1
4.2	Specimen Stock Certificate of Borland Software Corporation.	10-Q	05/13/02	4.1
4.4	Investor Rights Agreement between Borland Software Corporation and Microsoft Corporation, dated as of June 7, 1999.	8-K	07/06/99	4.2(a)
4.5	Stockholder Lock-up Agreement between Borland Software Corporation and Object International, Inc., dated as of January 14, 2003.	10-K	03/28/03	4.5
4.6	Stockholder Lock-up Agreement between Borland Software Corporation and Dietrich Charisius, dated as of January 14, 2003.	10-K	03/28/03	4.6
10.72	Amendment to the Employment Agreement between Borland Software Corporation and Kenneth R. Hahn, dated as of June 7, 2004. +				X
24.1	Power of Attorney (see signature page).				X
31.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X
31.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X
32.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X
32.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

____________________

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