Form 10-Q
period 2004-09-30
BORLAND SOFTWARE CORP
filed 2004-11-09
CIK 853273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

          The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of October 31, 2004, the most recent practicable date prior to the filing of this report, was 80,345,481.

INDEX

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts, unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$ 207,826	$ 197,023
Short-term investments	2,430	5,623
Accounts receivable, net of allowances of $12,163 and $16,825	55,041	54,989
Other current assets	13,014	13,333

Total current assets	278,311	270,968
Property and equipment, net	16,696	20,377
Goodwill	182,898	183,303
Intangible assets, net	16,176	26,752
Other non-current assets	7,568	10,389

Total assets	$ 501,649	$ 511,789

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 9,755	$ 11,843
Accrued expenses	45,800	50,046
Short-term restructuring	4,185	6,783
Income taxes payable	10,303	6,309
Deferred revenues	50,504	48,330
Other current liabilities	8,303	7,754

Total current liabilities	128,850	131,065

Long-term restructuring	2,221	3,979
Other long-term liabilities	9,917	8,877

Total liabilities	140,988	143,921

Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock; $.01 par value; 200,000,000 shares authorized;
80,241,222 and 81,001,946 shares issued and outstanding	802	810
Additional paid-in capital	631,241	624,713
Accumulated deficit	(206,797)	(210,196)
Deferred compensation	(1,094)	(2,475)
Cumulative comprehensive income	9,353	9,571

	433,505	422,423
Less: Common stock in treasury at cost, 9,773,106 and 7,675,906 shares	(72,844)	(54,555)

Total stockholders' equity	360,661	367,868

Total liabilities and stockholders' equity	$ 501,649	$ 511,789

The accompanying notes are an integral part of the financial statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

License revenues	$ 53,063	$ 51,531	$ 158,017	$ 164,961
Service revenues	24,585	19,042	69,016	56,252

Net revenues	77,648	70,573	227,033	221,213

Cost of license revenues	2,172	3,433	6,646	9,544
Cost of service revenues	6,255	6,967	18,058	20,890
Amortization of acquired intangibles	2,388	4,595	7,324	13,664

Cost of revenues	10,815	14,995	32,028	44,098

Gross profit	66,833	55,578	195,005	177,115

Selling, general and administrative	42,502	41,264	125,296	129,633
Research and development	17,304	17,781	51,290	55,727
Restructuring, amortization of other intangibles,
acquisition-related expenses and other charges	5,283	8,245	8,236	25,558

Total operating expenses	65,089	67,290	184,822	210,918

Operating income (loss)	1,744	(11,712)	10,183	(33,803)
Interest and other income, net	764	777	787	2,900

Income (loss) before income taxes	2,508	(10,935)	10,970	(30,903)
Income tax provision	2,668	1,257	7,571	3,950

Net income (loss)	$ (160)	$ (12,192)	$ 3,399	$ (34,853)

Net income (loss) per share:
Net income (loss) per share -- basic	$ (0.00)	$ (0.15)	$ 0.04	$ (0.44)

Net income (loss) per share -- diluted	$ (0.00)	$ (0.15)	$ 0.04	$ (0.44)

Shares used in computing basic net income (loss) per share	80,114	80,858	80,434	80,105

Shares used in computing diluted net income (loss) per share	80,114	80,858	81,867	80,105

The accompanying notes are an integral part of the financial statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net income (loss)	$ (160)	$ (12,192)	$ 3,399	$ (34,853)

Other comprehensive income (loss):
Foreign currency translation adjustments	178	722	(218)	2,533
Fair market value adjustment for available-for-sale securities	--	--	--	9

Comprehensive income (loss)	$ 18	$ (11,470)	$ 3,181	$ (32,311)

The accompanying notes are an integral part of the financial statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 3,399	$ (34,853)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	15,962	22,623
Amortization of deferred stock compensation	546	899
Write-off of loan receivable	--	2,209
Loss on disposal of fixed assets	13	65
Changes in assets and liabilities, net of effect of business acquisitions
Accounts receivable	(432)	11,243
Other assets	3,311	5,860
Accounts payable and accrued expenses	(6,237)	(2,658)
Income taxes payable	4,412	(1,893)
Short-term restructuring	(2,598)	(9,120)
Deferred revenues	2,502	(5,232)
Other	(687)	949

Cash provided by (used in) operating activities	20,191	(9,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(2,022)	(5,503)
Acquisition of Starbase, net of cash acquired	--	(5,320)
Acquisition of TogetherSoft, net of cash acquired	--	(71,627)
Acquisition of intangible developed technology assets	(225)	--
Purchases of short-term investments	(7,379)	(24,674)
Sales and maturities of short-term investments	10,572	75,648

Cash provided by (used in) investing activities	946	(31,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	7,372	13,115
Repurchase of common stock	(18,306)	(12,690)

Cash provided by (used in) financing activities	(10,934)	425

Effect of exchange rate changes on cash	600	2,985

Net change in cash and cash equivalents	10,803	(37,974)
Cash and cash equivalents at beginning of period	197,023	239,771

Cash and cash equivalents at end of period	$ 207,826	$ 201,797

The accompanying notes are an integral part of the financial statements.

BORLAND SOFTWARE CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1--BASIS OF PRESENTATION

          The accompanying Borland Software Corporation, or Borland, condensed consolidated financial statements at September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Borland's financial position at September 30, 2004 and December 31, 2003, and its results of operations and cash flows for the three and nine months ended September 30, 2004 and 2003. Certain amounts in the three and nine months ended September 30, 2003 information have been reclassified in order to be consistent with current financial statement presentation. Since January 1, 2004, certain employees have been reclassified from selling, general and administrative to research and development. To conform to the 2004 presentation, the associated employee-related expenses have been reclassified in the 2003 presentations. In addition, amortization of acquired technology and maintenance contracts has been reclassified from operating expenses to cost of revenues for 2003 to provide consistent presentation with 2004. See Note 5 to our Notes to Condensed Consolidated Financial Statements for information regarding our reclassifications of amortization of intangible assets.

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

NOTE 2--STOCK BASED COMPENSATION

Stock-Based Compensation Plans

          We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," or APB 25, and related interpretations. Under APB 25, compensation expense is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. Generally, we grant options with an exercise price equal to the closing market price of our stock on the grant date. Accordingly, we have not recognized any compensation expense for our stock option plans. We have also granted restricted stock awards to certain key employees as a retention incentive. The awarded shares are made in common stock and vest at the end of the restriction period. Upon issuance of the award, an amount equivalent to the excess of the market price of the shares awarded over the price paid by the recipient at the date of grant is recorded in deferred compensation and is amortized using a straight line method against income over the related vesting period. We provide additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," or SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," or SFAS No. 148.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Expected life	4.03 years	4.50 years	4.03 years	4.50 years
Risk-free interest rate	3.51%	3.14%	3.41%	3.14%
Volatility	43.0%	62.0%	43.0%	62.0%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

          The weighted average fair value of the stock options granted under our employee stock option plans and the stock awarded under our employee stock purchase plan during the three months ended September 30, 2004 and 2003, as defined by SFAS No. 123, was $3.52 and $5.76, respectively, and was $4.12 and $7.47 for the nine months ended September 30, 2004 and 2003, respectively.

          Had we recorded compensation expenses based on the estimated grant date fair value for awards granted under our stock option and stock purchase plans as defined by SFAS No. 123, our pro forma net loss and net loss per share for the three and nine months ended September 30, 2004 and 2003 would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net income (loss):
As reported	$ (160)	$ (12,192)	$ 3,399	$ (34,853)
Stock compensation adjustment
intrinsic value	9	(55)	18	165
Stock compensation expense
fair value	(3,646)	(3,763)	(7,144)	(16,278)

Pro forma	$ (3,797)	$ (16,010)	$ (3,727)	$ (50,966)

Net income (loss) per share:
As reported -- basic	$ (0.00)	$ (0.15)	$ 0.04	$ (0.44)
As reported -- diluted	$ (0.00)	$ (0.15)	$ 0.04	$ (0.44)

Pro forma -- basic	$ (0.05)	$ (0.20)	$ (0.05)	$ (0.64)
Pro forma -- diluted	$ (0.05)	$ (0.20)	$ (0.05)	$ (0.64)

          The pro forma amounts include compensation expenses related to stock option grants and stock purchase rights for the three and nine months ended September 30, 2004 and 2003. In future periods, compensation expense may increase as a result of the fair value of stock options and stock purchase rights granted in those future periods.

NOTE 3--NET INCOME (LOSS) PER SHARE

          We compute net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share," or SFAS No. 128. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potentially diluted shares outstanding during the period. Potentially diluted shares, which consist of incremental shares issuable upon exercise of stock options, are included in diluted net income per share to the extent such shares are dilutive. Diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2003.

          The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Numerator:
Net income (loss)	$ (160)	$ (12,192)	$ 3,399	$ (34,853)
Denominator:
Denominator for basic income (loss) per share -- weighted average shares outstanding	80,114	80,858	80,434	80,105
Effect of dilutive securities	--	--	1,433	--

Denominator for diluted income (loss) per share	80,114	80,858	81,867	80,105

Net income (loss) per share -- basic	$ (0.00)	$ (0.15)	$ 0.04	$ (0.44)

Net income (loss) per share -- diluted	$ (0.00)	$ (0.15)	$ 0.04	$ (0.44)

          The diluted earnings (loss) per share calculation for the three months ended September 30, 2004 and 2003 excludes options to purchase approximately 12.5 million and 13.5 million shares, respectively, because their effect would have been antidilutive. The diluted earnings (loss) per share calculation for the nine months ended September 30, 2004 and 2003 excludes options to purchase approximately 7.8 million and 13.5 million shares, respectively, because their effect would have been antidilutive.

NOTE 4--ACQUISITIONS

TogetherSoft Corporation

          On January 14, 2003, we completed the acquisition of TogetherSoft Corporation, or TogetherSoft, a privately-held corporation. The consideration consisted of approximately $82.5 million in cash, 9,050,000 shares of Borland common stock and the assumption of certain liabilities and obligations of TogetherSoft, including those arising under its stock option plans. The consideration paid was reduced for certain legal expenses paid by TogetherSoft. Approximately $22.8 million of the total consideration is being held in escrow to indemnify us against, and reimburse us for, certain events and cover certain liabilities and transaction costs. In October 2004, $1.3 million in consideration, which consisted of $0.7 million in cash and $0.7 million worth of our common stock, was released to us from this escrow and $11.9 million in consideration, which consisted of $5.0 million in cash and $6.9 million worth of our common stock, was released to the former TogetherSoft shareholders, leaving a total of $9.6 million in the escrow. Unused consideration will be released from escrow at certain times between 2004 and 2007.

          Of the total purchase price, approximately $150.9 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, goodwill is not being amortized and is tested for impairment annually during the three months ending September 30 as well as when circumstances indicate a possible impairment.

          Supplemental pro forma information reflecting the acquisition of TogetherSoft as if it occurred on January 1, 2003 is as follows (in thousands, except per share amounts, unaudited):

Nine Months Ended September 30, 2003

Total net revenues	$ 221,213
Net loss	$ (35,431)
Net loss per share	$ (0.44)

Such information is not necessarily representative of the actual results that would have occurred for those periods.

         The following table summarizes the short-term portion of our restructuring activity related to the TogetherSoft acquisition accounted for according to the Emerging Issues Task Force Issue No. 95-3, or EITF 95-3, for the nine months ended September 30, 2004 (in thousands):

	Severance and Benefits	Facilities	Total

Accrual at December 31, 2003	$ 405	$ 147	$ 552
Cash payments	(85)	(154)	(239)
Reclassification from long-term restructuring	--	79	79

Accrual at September 30, 2004	$ 320	$ 72	$ 392

         We expect our severance and benefits accrual to be fully paid by the end of 2004, and we are currently seeking to sublet or terminate the leases on our vacant facilities.

NOTE 5--GOODWILL AND INTANGIBLE ASSETS

         The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows (in thousands):

Total

Balance as of December 31, 2003	$ 183,303
Adjustments to initial purchase accounting	(405)

Balance as of September 30, 2004	$ 182,898

         The adjustments to goodwill during the nine months ended September 30, 2004 are related to reversals of accrued expenses and other reserves originally recorded as part of the purchase accounting for our Togethersoft and Starbase acquisitions and include adjustments due to fluctuations in foreign currency exchange rates during the nine months ended September 30, 2004.

The following tables summarize our intangible assets, net (in thousands):

	September 30, 2004

	Gross carrying value	Accumulated amortization	Net carrying value

Acquired technology	$ 30,720	$ (18,628)	$ 12,092
Service/maintenance agreements	8,700	(8,700)	--
Trademarks, trade names and service marks	8,300	(4,738)	3,562
Other	4,975	(4,453)	522

Total	$ 52,695	$ (36,519)	$ 16,176

	December 31, 2003

	Gross carrying value	Accumulated amortization	Net carrying value

Acquired technology	$ 30,495	$ (11,465)	$ 19,030
Service/maintenance agreements	8,700	(8,513)	187
Trademarks, trade names and service marks	8,300	(2,664)	5,636
Other	4,975	(3,076)	1,899

Total	$ 52,470	$ (25,718)	$ 26,752

          We recorded $3.6 million and $10.8 million of intangible amortization expense in the three and nine months ended September 30, 2004, respectively. In the three and nine months ended September 30, 2003, we recorded $5.8 and $17.0 million of intangible amortization expense, respectively.

          Estimated future amortization expense related to our intangible assets at September 30, 2004 is as follows (in thousands):

Future Amortization

2004 (three months)	$ 3,544
2005	12,173
2006	415
2007	44

Total	$ 16,176

          We have reclassified from operating expenses to cost of revenues the amortization of acquired technology and maintenance contracts for the three and nine months ended September 30, 2003 to provide consistent presentation with the three and nine months ended September 30, 2004. This reclassification did not impact total net revenues, net loss, or net loss per share for the three or nine months ended September 30, 2003. The effect of the reclassification on the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003

	As Previously Reported	As Revised	As Previously Reported	As Revised

Amortization of acquired intangibles	$ --	$ 4,595	$ --	$ 13,664
Total cost of revenues	$ 10,400	$ 14,995	$ 30,434	$ 44,098
Gross profit	$ 60,173	$ 55,578	$ 190,779	$ 177,115
Total operating expenses	$ 71,885	$ 67,290	$ 224,582	$ 210,918

NOTE 6--RESTRUCTURING

          The following table summarizes our short-term restructuring activity accounted for according to SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," SFAS No. 112, "Employers' Accounting for Postemployment Benefits - an amendment of FASB Statement No. 5 and 43" and SEC Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," for the nine months ended September 30, 2004 (in thousands):

	Severance and Benefits	Facilities	Other	Total

Accrual at December 31, 2003	$ 3,499	$ 2,258	$ 474	$ 6,231
September 2004 restructuring	1,073	1,398	395	2,866
Cash payments	(3,285)	(2,922)	(787)	(6,994)
Write-offs and releases	(436)	(1,302)	--	(1,738)
Reclassification from long-term restructuring	(226)	3,428	226	3,428

Accrual at September 30, 2004	$ 625	$ 2,860	$ 308	$ 3,793

          During the three months ended September 30, 2004, we recorded $4.6 million in restructuring expenses. Of this amount, $2.9 million was recorded to our short-term restructuring accrual, including $1.1 million related to severance and benefits resulting from headcount reductions totaling 42 employees (including 39 in selling, general and administrative and 3 in research and development) and $1.4 million related to the exiting from certain facilities. The facility amount represents our remaining lease payments less anticipated sublease income plus the write-off of leasehold improvements and certain other costs. We also recorded $0.4 million related to the write-off of certain fixed assets and other costs. During the three and nine months ended September 30, 2004, we reclassified approximately $2.6 million and $3.4 million, respectively, from our long-term restructuring accrual to short-term restructuring accrual to properly reflect the current portion of the lease obligations for two vacant facilities located in the United Kingdom. In October 2004, we settled our obligation on one of the two facilities for less than our previous estimate and, as a result, reversed $1.1 million in reserves during the three months ended September 30, 2004. For the nine months ended September 30, 2004, we reversed $1.7 million, which includes the $1.1 million previously mentioned and $0.6 million related to changes in estimates of outplacement costs and certain other lease termination accruals for exited facilities that we were able to exit for less than our previous estimate.

          At September 30, 2004, we had approximately $2.2 million in our long-term restructuring accrual related to the lease obligations for vacant facilities mentioned above, of which $1.7 million relates to our September 2004 restructuring. We expect our severance and benefits and other accruals to be fully paid by the end of 2004, and we are currently seeking to sublet or terminate the leases on our vacant facilities.

NOTE 7--INCOME TAXES

          The effective tax rates for the three and nine months ended September 30, 2004 and 2003 differ from statutory tax rates principally because we incurred non-U.S. withholding taxes in a number of foreign jurisdictions, which were not based on our profitability, as well as non-U.S. income taxes for certain profitable foreign operations. We also incurred U.S. federal tax expense for Alternative Minimum Tax, or AMT, purposes, as well as state income tax expense. Tax liabilities incurred in foreign jurisdictions were not offset by the benefits of prior U.S. net operating loss and tax credit carryforwards.

NOTE 8--REPURCHASE OF COMMON STOCK

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

          As a part of our discretionary stock repurchase program, we repurchased 610,500 common shares at an average price of $8.18 per share for an aggregate cost of approximately $5.0 million during the three months ended September 30, 2004. We repurchased 1,723,200 common shares at an average price of $8.70 per share for an aggregate cost of approximately $15.0 million during the nine months ended September 30, 2004.

          During the three months ended September 30, 2003, we repurchased 544,305 common shares at an average price of $9.18 per share for an aggregate cost of approximately $5.0 million. We repurchased 1,239,305 common shares at an average price of $9.51 per share for an aggregate cost of approximately $11.8 million during the nine months ended September 30, 2003.

          The discretionary program is currently deemed to be in effect, and at September 30, 2004 approximately $17.7 million remains authorized for future repurchases.

     10b5-1 Repurchase Program

          In August 2003, our Board of Directors authorized a 10b5-1 repurchase program whereby the lesser of 1,000,000 shares or $15.0 million worth of our outstanding common stock may be repurchased with a per trading day limit of 2,000 shares. Under this program, we repurchased 128,000 common shares at an average price of $8.03 a share for an aggregate cost of $1.0 million during the three months ended September 30, 2004 and repurchased 374,000 common shares at an average price of $8.85 a share for an aggregate cost of $3.3 million during the nine months ended September 30, 2004. During the three and nine months ended September 30, 2003, we repurchased 72,000 common shares at an average price of $9.70 per share for an aggregate cost of $0.7 million.

          This 10b5-1 repurchase program is currently deemed to be in effect, and at September 30, 2004 the lesser of approximately $9.8 million or 426,000 shares remains authorized for future repurchases.

NOTE 9--LOAN RECEIVABLE WRITE-OFF

          During the three months ended March 31, 2003, we had a loan receivable with a book value of $2.2 million related to our investment in AltoWeb, Inc., or AltoWeb, a provider of J2EE applications. Subsequent to March 31, 2003, we were informed by AltoWeb that it had ceased substantially all of its operations, and we recorded a $2.2 million write-off charge for the loan during the three months ended March 31, 2003. Since our investment in AltoWeb was related to AltoWeb's attempt to extend their product development efforts for the Borland platform, we recorded the loan write-off charge in research and development.

NOTE 10--COMMITMENTS AND CONTINGENCIES

     Indemnifications and Guarantees

          The following is a summary of our agreements that we have determined are within the scope of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," or FIN No. 45, some of which are specifically grandfathered in because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2004, except as noted below.

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

          We entered into an agreement for the outsourcing of inventory fulfillment. As a component of this agreement, we guarantee that in the event we terminate the fulfillment agreement, we will purchase all inventory held by the vendor at the time of termination. We estimate and accrue reserves for excess inventory at the fulfillment vendor. As of September 30, 2004, we had inventory in excess of the reserves of approximately $0.5 million, which represents the potential charge relating to this guarantee.

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

     Leases

          We lease certain of our office and operating facilities and certain furniture and equipment under various operating leases. In addition, in December 2003, we entered into a five year lease for a facility in Tokyo, Japan, which was classified as a capital lease in accordance with SFAS No. 13 "Accounting for Leases." We recorded an obligation of $0.8 million at the time we entered into the capital lease and as of September 30, 2004, we had a total obligation of $0.6 million remaining.

          Lease terms range from one to seventeen years and as of September 30, 2004, contractual commitments are as follows, (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total

Operating leases	$ 2,816	$ 10,398	$ 7,087	$ 6,165	$ 4,396	$ 5,573	$ 36,435
Restructuring-related operating leases	1,882	893	870	608	302	110	4,665

Total commitments	$ 4,698	$ 11,291	$ 7,957	$ 6,773	$ 4,698	$ 5,683	$ 41,100

          Rent expense for all operating leases was approximately $3.0 million and $9.1 million for three and nine months ended September 30, 2004, respectively, and was $3.0 and $9.2 million for the three and nine months ended September 30, 2003, respectively.

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

          From time to time, we may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, "Accounting for Contingencies," or SFAS No. 5, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These accruals are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate accruals for any probable and estimable losses. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. We believe that, except as described above, given our current liquidity and cash and investment balances, even were we to receive an adverse judgment with respect to litigation that we are currently a party to, it is likely that such a judgment would not have a material impact on our financial condition, results of operations or liquidity.

     Service Commitments

          The company has commitments regarding an outsourcing arrangement for portions of our information technology operations. The committed expenditures are an average of $5.8 million per year from November 2004 through November 2014. The company can terminate this contract with or without cause upon payment of a termination fee, the maximum amount of which is $2.1 million for the first year declining to $0.5 million in the final year of the contract. These amounts are not included in the lease commitments table above.

NOTE 11--RECENT ACCOUNTING PRONOUNCEMENTS

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

General

          We are a leading provider of platform independent solutions for optimized software development and delivery. We provide our customers solutions that help them plan, execute and manage the development and delivery of software across technology platforms. Our solutions are designed to assist our customers in aligning software strategies with business objectives to maximize the business value of software. Thus, Borland's solutions are designed to assist our customers in the delivery of quality software, on time and within budget.

          Over the past year, we have been in the process of transforming the company from one focused on selling individual development tools to one focused on selling multi-product enterprise solutions that span the entire software application development lifecycle. As part of this transformation, we continue to focus on increasing sales force productivity by generating more sales of our multi-product solutions, developing stronger alliances with systems integrators and technology partners that have established relationships with enterprise-level customers, and selling our individual products through our network of channel partners. We believe that, as we compete for enterprise-level customers, the pricing of our individual products may become less meaningful than the overall blend of our enterprise solutions offered. We also expect to experience longer sales cycles, which is typical for larger solution sales, and expect to compete more directly with larger companies.

          We remain focused on improving operating margins. We believe we are structured appropriately at this time and expect our overall expenses will increase slightly over the next several quarters as we pursue our enterprise marketing and selling strategy and we incur ongoing expenses in connection with our Sarbanes-Oxley testing and compliance initiative.

          We achieved the following financial results during the three and nine months ended September 30, 2004:
•

Net revenues increased 10% to $77.6 million for the three months ended September 30, 2004 from $70.6 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, net revenues increased 3% to $227.0 million from $221.2 million for the nine months ended September 30, 2003.

•

License revenues increased 3% to $53.1 million for the three months ended September 30, 2004 from $51.5 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, license revenues decreased 4% to $158.0 million from $165.0 million for the nine months ended September 30, 2003.

•

Service revenues increased 29% to $24.6 million for the three months ended September 30, 2004 from $19.0 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, service revenues increased 23% to $69.0 million from $56.3 million for the nine months ended September 30, 2003.

•

Gross margins increased to 86% for the three months ended September 30, 2004 from 79% for the three months ended September 30, 2003. For the nine months ended September 30, 2004, gross margins increased to 86% from 80% for the nine months ended September 30, 2003.

•

Operating expenses decreased 3% to $65.1 million for the three months ended September 30, 2004 from $67.3 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, operating expenses decreased 12% to $184.8 million from $210.9 million for the nine months ended September 30, 2003.

•

Net loss was $0.2 million for the three months ended September 30, 2004 compared to $12.2 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, net income was $3.4 million compared to a net loss of $34.9 million for the nine months ended September 30, 2003.

•

Expenses from the amortization of acquired and other intangible assets decreased to $3.6 million for the three months ended September 30, 2004 from $5.8 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, expenses from the amortization of acquired and other intangible assets decreased to $10.8 million from $17.0 million for the nine months ended September 30, 2003.

•	Cash, cash equivalents and short-term investments increased $7.6 million to $210.3 million as of September 30, 2004 from $202.7 million as of December 31, 2003.
•

We repurchased 738,500 shares of our common stock under our stock repurchase programs for an aggregate cost of approximately $6.0 million during the three months ended September 30, 2004, and we repurchased 2,097,200 shares of our common stock for an aggregate cost of approximately $18.3 million during the nine months ended September 30, 2004.

          For a more in-depth discussion of our business, including a discussion of our critical accounting policies and estimates, please read our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC on March 15, 2004.

Results of Operations

          The following table presents our Condensed Consolidated Statements of Operations data and the related percentage of net revenues for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Three Months Ending September 30,				Nine Months Ending September 30,

	2004		2003		2004		2003

License revenues	$ 53,063	68%	$ 51,531	73%	$ 158,017	70%	$ 164,961	75%
Service revenues	24,585	32%	19,042	27%	69,016	30%	56,252	25%

Net revenues	77,648	100%	70,573	100%	227,033	100%	221,213	100%

Cost of license revenues	2,172	3%	3,433	5%	6,646	3%	9,544	4%
Cost of service revenues	6,255	8%	6,967	10%	18,058	8%	20,890	10%
Amortization of acquired intangibles (*)	2,388	3%	4,595	6%	7,324	3%	13,664	6%

Cost of revenues	10,815	14%	14,995	21%	32,028	14%	44,098	20%

Gross profit	66,833	86%	55,578	79%	195,005	86%	177,115	80%

Selling, general and administrative (**)	42,502	55%	41,264	58%	125,296	55%	129,633	59%
Research and development (**)	17,304	22%	17,781	25%	51,290	22%	55,727	25%
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges	5,283	7%	8,245	12%	8,236	4%	25,558	11%

Total operating expenses	65,089	84%	67,290	95%	184,822	81%	210,918	95%

Operating income (loss)	1,744	2%	(11,712)	(16)%	10,183	5%	(33,803)	(15)%
Interest and other income, net	764	1%	777	1%	787	0%	2,900	1%

Income (loss) before income taxes	2,508	3%	(10,935)	(15)%	10,970	5%	(30,903)	(14)%
Income tax provision	2,668	3%	1,257	2%	7,571	3%	3,950	2%

Net income (loss)	$ (160)	(0)%	$ (12,192)	(17)%	$ 3,399	2%	$ (34,853)	(16)%

*

We have reclassified from operating expenses to cost of revenues the amortization of purchased technology and maintenance contracts for the three and nine months ended September 30, 2003 to provide consistent presentation with the three and nine months ended September 30, 2004. This reclassification did not impact total net revenues, net loss, or net loss per share. See Note 5 of our Notes to Condensed Consolidated Financial Statements.

**

In the three and nine months ended September 30, 2003, we have reclassified from selling, general and administrative to research and development employee-related expenses for certain employees who have been reclassified from selling, general and administrative to research and development since January 1, 2004, to conform with our 2004 presentations.

Total Net Revenues

          The following table presents our net revenues for the three and nine months ended September 30, 2004 and 2003, and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

			Change				Change

	2004	2003	$	%	2004	2003	$	%

Net revenues	$ 77,648	$ 70,573	$ 7,075	10%	$ 227,033	$ 221,213	$ 5,820	3%

          We derive revenues from licenses of our software and the sale of related services. No single customer represented 10% or more of our total revenues in the three or nine months ended September 30, 2004 or in the three and nine months ended September 30, 2003.

     License Revenues

          The following table presents our license revenues for the three and nine months ended September 30, 2004 and 2003, and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

			Change				Change

	2004	2003	$	%	2004	2003	$	%

License revenues	$ 53,063	$ 51,531	$ 1,532	3%	$ 158,017	$ 164,961	$ (6,944)	(4)%
As a percentage of net revenues	68%	73%			70%	75%

          With the integration of the acquisitions of TogetherSoft and Starbase, we have aligned our presentation of license revenues to better reflect our product strategy. Specifically, our Application Lifecycle Management, or ALM, offerings comprise three major product categories: Design, Develop and Deploy. Design includes StarTeam, CaliberRM, Together and other related design and management products. Develop includes our JBuilder, Optimizeit, Delphi, C++Builder and Kylix products. Deploy is comprised of our Visibroker, Borland Enterprise Server products, InterBase and other enterprise products.

          License revenues represent amounts for license fees and royalties earned for granting customers the right to use our software products. License revenues represented 68% of net revenues in the three months ended September 30, 2004 compared to 73% in the three months ended September 30, 2003, and represented 70% in the nine months ended September 30, 2004 compared to 75% in the nine months ended September 30, 2003. The change in mix between license and service revenues is due in part to higher maintenance renewal rates and maintenance attachment rates and in part to our transition of certain products from a stand-alone upgrade selling model to a software assurance model. When we sell upgrades to our software on a stand-alone basis, the associated revenues are recorded in license revenues. By contrast, in our software assurance model, customers pay annually for the right to receive future product upgrades, and the associated revenues are recorded in service revenues.

          The following table presents our license revenues by product category and the percentage change of each category for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2004	2003	% Change	2004	2003	% Change

Design	$ 17,026	$ 11,430	49%	$ 44,000	$ 37,641	17%
Develop	21,945	28,185	(22)%	75,864	96,133	(21)%
Deploy	14,092	11,916	18%	38,153	31,187	22%

Net license revenues	$ 53,063	$ 51,531	3%	$ 158,017	$ 164,961	(4)%

          In the future, as our integrated ALM solutions become a larger portion of our business, it may prove difficult to provide a meaningful segregation of license revenues on a product category basis, as the functionality of the previously distinct products will become increasingly integrated.

          Design. The increase in Design license revenues in the three months ended September 30, 2004 from the three months ended September 30, 2003 was due primarily to higher revenues generated from the sales of our StarTeam and CaliberRM product lines and to a lesser extent from modest increases in revenues from our Together product line. These increases resulted from the increased number of enterprise-level transactions that included these products during the three months ended September 30, 2004. The increase is Design license revenues in the nine months ended September 30, 2004 from the nine months ended September 30, 2003 was due to higher revenues generated from the sales of our StarTeam and CaliberRM product lines, partially offset by a decrease in revenue from our Together product line, as we changed the Together product line to a pure modeling solution and removed the functionality captured in our Develop products. In the future, we expect license revenues from the Design product group to represent a larger percentage of our total license revenues as these products represent a significant portion of our ALM strategy.

          Develop. The decrease in Develop license revenues in the three and nine months ended September 30, 2004 from the three and nine months ended September 30, 2003 was due to the maturation of the Integrated Development Environment, or IDE, market, especially in Java IDE products. We are currently undertaking efforts to stabilize the revenue we receive from our Develop products. However, on a percentage basis, we expect revenues from our Develop products to be a smaller portion of our overall revenue because our Design products represent a significant portion of our increasing sales to enterprise customers.

          Deploy. The increase in license revenues from our Deploy products group in the three and nine months ended September 30, 2004 from the three and nine months ended September 30, 2003 was due to higher revenues generated from enterprise-level transactions in the telecommunications and government markets. While we have seen a short-term benefit from the increased spending in these markets, more sustained growth in our deployment revenue will require broader adoption of next generation telecommunication technologies.

     Service revenues

          The following table presents our service revenues for the three and nine months ended September 30, 2004 and 2003, and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

			Change				Change

	2004	2003	$	%	2004	2003	$	%

Service revenues	$ 24,585	$ 19,042	$ 5,543	29%	$ 69,016	$ 56,252	$ 12,764	23%
As a percentage of net revenues	32%	27%			30%	25%

          Service revenues represent amounts earned for technical support, which includes call support and maintenance, and consulting and training services for our software products. The increase in service revenues in the three and nine months ended September 30, 2004 from the three and nine months ended September 30, 2003 primarily resulted from an increase in our technical support revenues, partially offset by a decrease in consulting revenues. Technical support revenues represented 82% and 80% of our total service revenues in the three and nine months ended September 30, 2004, respectively. In the three and nine months ended September 30, 2003, respectively, technical support revenues represented 70% and 68% of our service revenues. We believe that our technical support revenues have benefited from increased revenues generated from larger enterprise customers, which generally purchase support contracts with their software licenses. We expect our service revenues to increase to 30% and 35% of total net revenues in the near future as we attempt to execute on technical support renewal opportunities and our new enterprise solution offerings increase in complexity and include services as a component of larger sales contracts.

     International Net Revenues

          Revenues from sources outside the United States, or non-U.S. revenues, represented approximately 61% and 57% of net revenues for the three months ended September 30, 2004 and 2003, respectively. Non-U.S. revenues represented 60% and 56% of net revenues for the nine months ended September 30, 2004 and 2003, respectively. The following table presents our net revenues by region and the percentage change of each region for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2004	2003	% Change	2004	2003	% Change

Americas	$ 36,104	$ 33,844	7%	$ 103,700	$ 108,974	(5)%
Europe, Middle East and Africa	28,916	25,094	15%	87,559	78,091	12%
Asia Pacific	12,628	11,635	9%	35,774	34,148	5%

Net revenues	$ 77,648	$ 70,573	10%	$ 227,033	$ 221,213	3%

          The increase in the percentage of non-U.S. revenues for the three months ended September 30, 2004 from the three months ended September 30, 2003 was due primarily to fluctuations in the Euro and an increase in the number of enterprise-level transactions that closed in our Europe, Middle East and Africa (EMEA) region and, to a lesser extent, due to increased sales of StarTeam and CaliberRM in our Asia Pacific region. We experienced more modest growth in the Americas in the three months ended September 30, 2004 from the three months ended September 30, 2003 as growth in ALM solution revenues have been offset by decreases in revenues from our Develop products.

          The increase in the percentage of non-U.S. revenues for the nine months ended September 30, 2004 was principally due to a $9.5 million increase in EMEA revenues as a result of a single enterprise-level transaction completed in 2004 in the EMEA region, the weaker U.S. Dollar versus the Euro in 2004 compared to 2003 and an $10.0 million decrease in revenues from our Develop products in the United States. We believe that our transformation to an enterprise solutions focused company has created the most disturbance with our sales efforts in the United States, and we expect this disturbance to continue in the near-term as new personnel gain experience and as we continue to modify our go-to-market effort.

          Our non-U.S. revenues would be harmed if the U.S. Dollar were to strengthen against major foreign currencies, including the Euro, United Kingdom Pound Sterling and Japanese Yen.

Cost of Revenues

          The following table presents cost of revenues for the three and nine months ended September 30, 2004 and 2003, and the absolute dollar and percentage changes from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

			Change				Change

	2004	2003	$	%	2004	2003	$	%

Cost of license revenues	$ 2,172	$ 3,433	$ (1,261)	(37)%	$ 6,646	$ 9,544	$ (2,898)	(30)%
As a percent of license revenues	4%	7%			4%	6%
Cost of service revenues	$ 6,255	$ 6,967	$ (712)	(10)%	$ 18,058	$ 20,890	$ (2,832)	(14)%
As a percent of service revenues	25%	37%			26%	37%
Amortization of acquired intangibles	$ 2,388	$ 4,595	$ (2,207)	(48)%	$ 7,324	$ 13,664	$ (6,340)	(46)%
As a percent of license revenues	5%	9%			5%	8%

     Cost of License Revenues

          Cost of license revenues consists primarily of production costs, product packaging and royalty fees paid to third-party vendors. The reduction in the cost of license revenues in the three and nine months ended September 30, 2004 from the nine months ended September 30, 2003 was a result of a decrease in direct production costs along with a decrease in royalty fees. These lower production costs were the consequence of a larger percentage of our license revenues being attributable to enterprise-level sales, which have substantially lower production costs than channel sales because there are usually minimal physical deliverables to enterprise customers.

          Royalty fees paid to third-party vendors totaled $0.9 million and $1.2 million in the three months ended September 30, 2004 and 2003, respectively, and totaled $1.8 million and $3.2 million in the nine months ended September 30, 2004 and 2003, respectively. Additionally, royalty fees in the nine months ended September 30, 2004 benefited from a $0.7 million reversal of a royalty accrual in relation to a settlement agreement with a technology partner.

     Cost of Service Revenues

          Cost of service revenues consists primarily of salaries and benefits, third-party contractor costs and related expenses incurred in providing customer support, consulting and training. Service revenues gross margins were 75% and 63% in the three months ended September 30, 2004 and 2003, respectively, and were 74% and 63% in the nine months ended September 30, 2004 and 2003, respectively. The increase in service revenues gross margins in the three and nine months ended September 30, 2004 was due to an increase in support revenues coupled with a decrease in technical support and consulting and training costs. In future periods, we expect our cost of service revenues to increase if consulting and training revenues, which typically have lower margins, become a larger component of service revenues.

     Amortization of Acquired Intangibles

          Amortization of acquired intangibles consists of the amortization of acquired technology and maintenance contracts from the TogetherSoft and Starbase acquisitions. Amortization of acquired intangibles decreased 48% to approximately $2.4 million in the three months ended September 30, 2004 from $4.6 million in the three months ended September 30, 2003. We recorded no amortization of acquired maintenance contracts in the three months ended September 30, 2004, and we recorded $2.2 million of amortization expense in the three months ended September 30, 2003 associated with maintenance contracts assumed in the TogetherSoft and Starbase acquisitions. In the nine months ended September 30, 2004 and 2003, we recorded $0.2 million and $6.3 million, respectively, of amortization expense associated with maintenance contracts assumed in the TogetherSoft and Starbase acquisitions.

Operating Expenses

     Selling, General and Administrative Expenses

          The following table presents our selling, general and administrative expenses for the three and nine months ended September 30, 2004 and 2003, and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

			Change				Change

	2004	2003	$	%	2004	2003	$	%

Selling, general and administrative expenses	$ 42,502	$ 41,264	$ 1,238	3%	$ 125,296	$ 129,633	$ (4,337)	(3)%
As a percent of net revenues	55%	58%			55%	59%

          The increase in selling, general and administrative expenses for the three months ended September 30, 2004 was attributable to an increase in outside services costs of $2.8 million and an increase in marketing costs of $1.1 million. These increases were principally offset by decreases in employee costs of $1.1 million. Outside consulting costs increased primarily due to our ongoing Sarbanes-Oxley testing and compliance initiative. Marketing costs increased as we pursued our ALM strategy both domestically and abroad. Selling, general and administrative employee costs decreased, along with discretionary spending, as a result of our restructuring efforts during 2003 and continued focus on general and administrative cost reductions. Bad debt expense declined as an increasing percentage of our revenues have been from the sales of multi-product solutions to enterprise customers, which are less likely to default on payment. On an absolute dollar basis, we expect selling, general and administrative expenses to increase slightly in the three months ending December 31, 2004, as a result of the ongoing Sarbanes-Oxley initiative and our continued ALM strategy marketing and selling activities.

          The decrease in selling, general and administrative expenses for the nine months ended September 30, 2004 was attributable to a decrease of $2.1 million in business travel and a decrease of $1.7 million in selling, general and administrative salary expense following our restructuring efforts during 2003. In addition, we experienced a $1.2 million decrease in bad debt expense. These decreases were partially offset by higher outside services costs incurred primarily as a result of our Sarbanes-Oxley initiative.

          Since January 1, 2004, certain employees have been reclassified from selling, general and administrative to research and development. To conform to our 2004 presentations, we have reclassified their associated employee-related expenses in our 2003 presentations. As a result, we reclassified approximately $2.2 million and $6.7 million of associated employee-related expenses from selling, general and administrative to research and development for the three and nine months ended September 30, 2003, respectively. The reclassification had no effect on operating loss as previously reported. The effect of the reclassification on our Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003

	As Previously Reported	As Revised	As Previously Reported	As Revised

Selling, general and administrative expenses	$ 43,441	$ 41,264	$ 136,328	$ 129,633
Research and development expenses	15,604	17,781	49,032	55,727

	$ 59,045	$ 59,045	$ 185,360	$ 185,360

     Research and Development Expenses

          The following table presents our research and development expenses for the three and nine months ended September 30, 2004 and 2003, and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

			Change				Change

	2004	2003	$	%	2004	2003	$	%

Research and development expenses	$ 17,304	$ 17,781	$ (477)	(3)%	$ 51,290	$ 55,727	$ (4,437)	(8)%
As a percent of net revenues	22%	25%			23%	25%

          The decrease in research and development expenses for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 was due in part to a $0.3 million decline in outside services expenses primarily as a result of a reduction in outside contractor expenses and a $0.2 million decline in building rent expenses as a result of the closing of certain facilities, as a result of our restructuring efforts during 2003.

          The decrease in research and development expenses for the nine months ended September 30, 2004 from the nine months ended September 30, 2003 was partially attributable to a charge of $2.2 million for outsourced research and development related to the write-off of a loan receivable during the nine months ended September 30, 2003 (see Note 9 of Notes to Condensed Consolidated Financial Statements). Additionally, outside contractor expenses decreased $1.3 million in the nine months ended September 30, 2004 from the nine months ended September 30, 2003 in connection with our restructuring efforts during 2003.

     Restructuring, Amortization of Other Intangibles, Acquisition-Related Expenses and Other Charges

          The following table summarizes our restructuring, amortization of other intangibles, acquisition-related expenses and other charges for the three and nine months ended September 30, 2004 and 2003, and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

			Change				Change

	2004	2003	$	%	2004	2003	$	%

Restructuring expenses	$ 3,542	$ 3,652	$ (110)	(3)%	$ 2,865	$ 8,975	$ (6,110)	(68)%
Amortization of other intangibles	1,163	1,173	(10)	(1)%	3,517	3,330	187	6%
Acquisition-related expenses	578	3,420	(2,842)	(83)%	1,854	8,653	(6,799)	(79)%
In-process research and development	--	--	--	0%	--	4,600	(4,600)	(100)%

Total	$ 5,283	$ 8,245	$ (2,962)	(36)%	$ 8,236	$ 25,558	$ (17,322)	(68)%

As a percent of net revenues	7%	12%			4%	12%

          During the three months ended September 30, 2004, we recorded $4.6 million in restructuring expenses, including $3.5 million from the exiting of certain facilities and $1.1 million from headcount reductions totaling 42 employees (including 39 in selling, general and administrative and 3 in research and development). Restructuring expenses were partially offset by reversals of $1.1 million for the three months ended September 30, 2004 related to changes in estimates of lease termination accruals for facilities we exited for less than our previous estimate, and $1.8 million for the nine months ended September 30, 2004 related to changes in estimates of outplacement costs and lease termination accruals for exited facilities.

          During the three months ended September 30, 2003, we recorded $3.7 million in restructuring expenses, including $2.4 million from headcount reductions of 110 employees (including 75 in selling, general and administration and 35 in research and development) and $1.1 million resulting from the reduction of certain facility leases. During the nine months ended September 30, 2003, we recorded restructuring expenses of $9.0 million, including $5.5 million from the reduction of certain facility leases and $3.4 million in headcount reductions of 138 employees (including 94 in selling, general and administration and 44 in research and development).

          Amortization expense related to acquired intangibles from our TogetherSoft, Starbase and Boldsoft acquisitions remained relatively flat compared to the three months ended September 30, 2003. The increase in amortization expense in the nine months ended September 30, 2004 was due to the timing of the TogetherSoft acquisition, which occurred on January 14, 2003. Therefore, the TogetherSoft amortization expense recorded during the nine months ended September 30, 2003 was for less than the full nine months. The decrease in acquisition-related expenses relates primarily to the completion of the required payouts related to the earn-out provision under the terms of the VMGear acquisition agreement.

          The $4.6 million charge for the nine months ended September 30, 2003 relates to the write-off of in-process research and development from the TogetherSoft acquisition.

          The following table summarizes our short-term restructuring activity for the nine months ended September 30, 2004 (in thousands):

	Severance and Benefits	Facilities	Other	Total

Accrual at December 31, 2003	$ 3,499	$ 2,258	$ 474	$ 6,231
September 2004 restructuring	1,073	1,398	395	2,866
Cash payments	(3,285)	(2,922)	(787)	(6,994)
Write-offs and releases	(436)	(1,302)	--	(1,738)
Reclassification from long-term restructuring	(226)	3,428	226	3,428

Accrual at September 30, 2004	$ 625	$ 2,860	$ 308	$ 3,793

          At September 30, 2004, we had approximately $2.2 million in our long-term restructuring accrual related to the lease obligations for vacant facilities, of which $1.7 million relates to our September 2004 restructuring. We expect our severance and benefits and other accruals to be fully paid by the end of 2004, and we are currently seeking to sublet or terminate the leases on our vacant facilities.

          We estimate that our 2003 restructuring activities reduced our operating expenses by approximately $5.0 million for the three months ended September 30, 2004. For the fiscal quarter ending December 31, 2004, we estimate that our 2003 and September 2004 restructuring activities reduce our operating expenses by up to approximately $6.5 million from where operating expenses would have been absent the restructuring activities.

Interest and Other Income, Net

          The following table presents our interest and other income, net for the three and nine months ended September 30, 2004 and 2003, and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

			Change				Change

	2004	2003	$	%	2004	2003	$	%

Interest and other income, net	$ 764	$ 777	$ (13)	(2)%	$ 787	$ 2,900	$ 2,113	(73)%
As a percent of net revenues	1%	1%			0%	1%

          The decline in interest and other income, net during the three months ended September 30, 2004 from the three months ended September 30, 2003 was due to a $0.5 million gain on an investment in the three months ended September 30, 2003 while there were no investment gains or losses recorded in the three months ended September 30, 2004. This decline was partially offset by an increase in interest income of $0.2 million and a decrease in currency losses of $0.1 million in the three months ended September 30, 2004 from the three months ended September 30, 2003. For the three months ended September 30, 2004, we recorded interest income of $0.9 million and foreign currency losses of $0.2 million, compared to interest income of $0.6 million and foreign currency losses of $0.3 million during the three months ended September 30, 2003.

          The decline in interest and other income, net of $2.1 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 was primarily due to foreign currency fluctuations. Foreign currency losses recorded in the nine months ended September 30, 2004 were $1.5 million compared to foreign currency gains of $0.3 million recorded in the nine months ended September 30, 2003. Additionally, gains on investments totaled $0.5 million in the nine months ended September 30, 2003 while no investment gains or losses were recorded in the nine months ended September 30, 2004.

Income Taxes

          The effective tax rates for the three and nine months ended September 30, 2004 and 2003 differ from statutory tax rates principally because we incurred non-U.S. withholding taxes in a number of foreign jurisdictions, which were not based on our profitability, as well as non-U.S. income taxes for certain profitable foreign operations. We also incurred U.S. federal tax expense for Alternative Minimum Tax, or AMT, purposes, as well as state income tax expense. Tax liabilities incurred in foreign jurisdictions were not offset by the benefits of prior U.S. net operating loss and tax credit carryforwards.

Liquidity and Capital Resources

          As of September 30, 2004, cash, cash equivalents and short-term investments totaled $210.3 million, an increase of $7.6 million from $202.7 million at December 31, 2003. Working capital increased from $139.9 million at December 31, 2003 to $149.5 million at September 30, 2004. The increase in working capital of $9.6 million during the nine months ended September 30, 2004 was primarily due to the increase in cash, cash equivalents and short-term investments of $7.6 million, a decrease in accounts payable and accrued expenses of $6.3 million related to the timing of cash disbursements, and a decrease of $2.6 million in short-term restructuring accruals related to cash payments for employee severance and facilities costs. These costs were offset, in part, by a $4.4 million increase in income and business taxes payable and a $2.2 million increase in deferred revenues.

          Cash provided by operating activities for the nine months ended September 30, 2004 was $20.2 million, consisting of $3.4 million of net income, $16.5 million of depreciation and amortization, and an increase in non-cash working capital of $0.3 million. Cash used in operating activities for the nine months ended September 30, 2003 was $9.9 million, consisting of $34.9 million of net loss and an increase in short-term restructuring of $9.1 million partially offset by $23.5 million of depreciation and amortization, a $2.2 million loss on a write-off of a loan receivable and an increase in non-cash working capital, excluding the change in short-term restructuring, of $8.3 million.

          In relation to restructuring activities, we expect to make restructuring-related payments during the three months ending December 31, 2004 of approximately $2.7 million in facility and other payments, which includes $1.6 million related to the settlement of our lease obligation for a facility in the United Kingdom, and approximately $0.6 million in severance-related payments. We are currently seeking to terminate or sublet several other facilities that are not in use and may consolidate other facilities. These activities may result in additional cash payments in future periods.

          To the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities result from changes in working capital. Our primary source of operating cash flows has been the collection of accounts receivable from our customers. Our operating cash flows are also affected by the timing of payments to our vendors. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. Our ability to generate positive cash flow from our non-cash working capital will depend on our ability to negotiate favorable payment terms with our customers and suppliers and collect outstanding receivables from our customers on a timely basis. We anticipate our operating expenses to increase slightly for the foreseeable future. As a result, we intend to fund our operating expenses through cash flows from operations.

          Cash provided by investing activities for the nine months ended September 30, 2004 was $0.9 million, including $10.6 million provided by the sales and maturities of short-term investments, partially offset by $7.4 million used for purchases of short-term investments, $2.0 million used for purchases of property and equipment and $0.2 million used in the acquisition of certain intangible developed technology assets. Cash used in investing activities for the nine months ended September 30, 2003 was $31.5 million, including $71.6 million and $5.3 million used for the acquisitions of TogetherSoft and Starbase, respectively (as discussed in Note 4 to the Condensed Consolidated Financial Statements), $24.7 million of cash was used for the purchases of short-term investments and $5.5 million of cash was used for the purchases of property and equipment in the nine months ended September 30, 2003, partially offset by $75.6 million provided by the sales and maturities of short-term investments.

          During the remainder of 2004, we expect the shift from short-term investments to cash equivalent investment instruments that have maturities of less than 90 days will continue as we adjust our investment portfolio in light of movements in short-term interest rates while considering our short-term cash requirements. In the future, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or products lines.

          Cash used in financing activities was $10.9 million for the nine months ended September 30, 2004, which consisted principally of $18.3 million used to purchase our common shares under our stock repurchase programs partially offset by $7.4 million of proceeds from the issuance of common stock to employees under our employee stock option plans. Cash provided by financing activities was $0.4 million for the nine months ended September 30, 2003 and principally consisted of $13.1 million of proceeds from the issuance of common stock to employees partially offset by $12.7 million in repurchases of common stock.

          In October 2004, $0.7 million in cash was released to us from an escrow account created as a result of the TogetherSoft acquisition. See Note 4 to Notes to Condensed Consolidated Financial Statements for further discussion.

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

          We lease certain of our office and operating facilities and certain furniture and equipment under various operating leases. In addition, in December 2003, we entered into a five year lease for a facility in Tokyo, Japan, which was classified as a capital lease in accordance with SFAS No. 13 "Accounting for Leases." We recorded an obligation of $0.8 million at the time we entered into the capital lease and as of September 30, 2004, we had a total obligation of $0.6 million remaining.

          Lease terms range from one to seventeen years and as of September 30, 2004, contractual commitments are as follows, (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total

Operating leases	$ 2,816	$ 10,398	$ 7,087	$ 6,165	$ 4,396	$ 5,573	$ 36,435
Restructuring-related operating leases	1,882	893	870	608	302	110	4,665

Total commitments	$ 4,698	$ 11,291	$ 7,957	$ 6,773	$ 4,698	$ 5,683	$ 41,100

          The restructuring-related operating leases above represent total lease commitments that are not associated with continuing operations. We have recorded restructuring-related operating lease obligations in our restructuring accrual, net of assumed sublease income and present value factors.

          We have commitments regarding an outsourcing arrangement for portions of our information technology operations. The committed expenditures are an average of $5.8 million per year from November 2004 through November 2014. We can terminate this contract with or without cause upon payment of a termination fee, the maximum amount of which is $2.1 million for the first year declining to $0.5 million in the final year of the contract. These amounts are not included in the lease commitments table above.

          For the remainder of 2004, we expect that operating expenses will increase slightly in absolute dollars when compared with the nine months ended September 30, 2004 due to higher selling, general and administrative costs. We anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We believe that our available cash and cash equivalents, together with our anticipated future cash provided by operating activities, will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future, we may seek additional funds to support our working capital and operating expense requirements or for other purposes, and we may seek to raise additional funds through public or private debt or equity financings. If we seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

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

We are in the process of transforming the company from one that focuses on the development and distribution of individual development tools to one that focuses on the development and distribution of enterprise solutions. If we are unable to successfully complete this transformation quickly and smoothly, our operating results could be harmed.

          We are undergoing a transformation from a company that focuses on the development and distribution of discrete software development tools to one that focuses on the development and distribution of enterprise software development solutions. This transformation has taken many forms (each of which involves substantial risks), including:
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

•

Changes in our sales organization. We have recently focused our sales effort on enterprise customers. As a part of this effort to transform our sales organization, we are and have been making changes throughout our global sales force, but they have been particularly acute in the United States and Japan. These efforts may prove unsuccessful in increasing our sales to enterprise customers and may prove unsuccessful in increasing our revenues.

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

These are just a few of the types of risks associated with transforming the company to a provider of enterprise software development solutions. There are several other types of risks inherent in such a process, generally described in the following paragraphs and throughout this document. While we believe that transforming the organization to focus on the development and delivery of comprehensive solutions to enterprise customers is critical to growing our revenues and achieving higher operating margins, we may be unable to complete this transformation smoothly and quickly. If we are unable to manage the process smoothly and quickly, our business will be harmed.

We are relatively new to marketing and selling comprehensive solutions for the application development lifecycle, and we may not be able to successfully compete in this broader market.

          The application development lifecycle market is evolving, and customers are increasingly demanding software that integrates and addresses each stage of the application development lifecycle. Historically, we have focused on selling particular products for particular segments of the application development lifecycle, most notably development tools. We have done this utilizing a combination of an indirect sales channel that sells individual point products and a direct sales force that managed largely modest accounts on the basis of geography. We have recently focused our sales efforts on selling enterprise solutions to large customers, as we believe our future growth will depend in large measure on our ability to sell comprehensive ALM solutions to these larger enterprises. To that end, we have introduced sales personnel who will be dedicated exclusively to named enterprise accounts. However, we have little history of selling comprehensive ALM solutions, and we may be unable to transition effectively to selling these solutions to large enterprises. To compete successfully in the enterprise account market, we believe we will need to:
•	develop stronger relationships with systems integrators and other strategic partners with access to enterprise accounts;
•	develop stronger relationships with executive-level IT professionals and other executives responsible for making enterprise-wide purchasing decisions;
•	develop and reinforce messaging focused on executive-level IT professionals; and
•	compete with several very large and well-established companies with more experience in these markets.

We do not have extensive experience in these areas. If we are unable to do any of the foregoing, our operating results could suffer.

Failure to successfully complete large-scale transactions may impair our ability to maintain existing and establish new relationships with enterprise-level customers.

          Our reputation, growth and ability to expand our base of enterprise-level customers depend on the execution of large-scale transactions. Because we are new to providing products and services to enterprise-level customers, our success will depend on our ability to deliver a volume of products that perform as promised and our ability to properly scale our services organization in order to provide the necessary resources to our customers on a timely basis. If we are unable to provide acceptable products or if we fail to adequately grow our services organization to provide the necessary consulting, training and support, we will not be able to execute on our large-scale implementations. Should this happen, we may lose existing customers and our reputation would be harmed, each of which would cause our revenues to decline.

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

We may be unable to offer adequate services in support of the implementation efforts of the systems integrators with which we have strategic relationships.

          To succeed in establishing relationships with systems integrators, we believe we need to provide services that complement the core service offerings of these systems integrators. These professional services include maintenance, architectural consulting, training, education and project management. We are presently expanding the breadth and depth of our professional services organization. If we fail to properly hire and scale our professional services organization, we may not be able to provide the services that complement the core offerings of systems integrators. As a result, our ability to maintain mutually beneficial relations with these systems integrators will be harmed. If this occurs, our ability to sell comprehensive solutions to enterprise-level customers will be greatly diminished and, as a consequence, our revenues will be harmed.

A substantial portion of our current revenues are based on sales of integrated development environments, or IDEs. As the IDE market becomes increasingly commoditized, our revenues could be harmed.

          A substantial portion of our current revenues is based on sales of IDEs. The market for IDEs, particularly Java IDEs, has become increasingly commoditized. This is due in part to Eclipse, the open source initiative that provides developers an IDE at no charge. While we believe our JBuilder product provides superior quality, performance and reliability, cost-free competitive technologies, such as Eclipse, are a risk to our business. At a minimum, technologies offered at no charge increase pricing pressure and threaten the revenue potential of our IDEs. Recently, we have seen substantial declines in the revenue attributable to our JBuilder product. While we are undertaking efforts to stabilize such revenue, we expect the revenues from our JBuilder product to be a smaller portion of our overall revenue in the future. Given the increasing commoditization of the IDE market, we may be unable to accurately forecast the revenues we will generate from the sale of IDEs in future periods. If we fail to accurately forecast revenues from the sale of IDEs, our financial results may suffer and our stock price may decline.

Our increasing focus on enterprise customers may lengthen our sales cycles may delay sales until later in a given quarter and may increase fluctuations in our financial results.

          As we seek to license our software directly to large enterprises, we have experienced sales cycles that are substantially more lengthy and uncertain than those associated with our traditional business of licensing software through indirect and retail channels and more modest direct sales. As we focus on large transactions that involve multiple elements, enterprise customers generally require us to expend substantial time, effort and money in establishing a relationship and in educating them about our solutions. Also, sales to enterprise customers generally require an extensive sales effort throughout many levels within the customer's organization and often require final approval by the customer's chief information officer, chief financial officer or other senior executive employee. In particular, we believe that purchase decisions on complete ALM solutions often involve more senior-level employees than sales of the discrete development products that we have traditionally sold. These factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made in any particular quarter, or at all. We have experienced and expect to continue to experience delays and uncertainties in our sales cycle as well as increased up-front expenses in connection with our enterprise sales efforts. The timing of the execution of enterprise volume licenses could cause our results of operations to vary significantly from quarter to quarter. Further, industry buying patterns suggest that larger transactions are frequently deferred until later in the quarter, creating increased difficulty in quarterly forecasting.

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

          In particular, we depend on a small number of distributors for a significant portion of our revenue, and we expect that a small number of distributors will continue to account for a significant portion of our revenues for the foreseeable future. Presently, some software distributors are experiencing financial weakness. If we lose a major distributor, such as Ingram Micro, or if we fail to increase the number of our distributors, our ability to maintain or increase our market share could be significantly harmed. As a result, our revenues could decrease quickly and unexpectedly.

Failure to achieve and maintain effective internal controls could have an adverse effect on our stock price.

          Under the Sarbanes-Oxley Act of 2002, Borland management is required to assess the effectiveness of our internal controls for financial reporting and assert that such internal controls are effective. Our auditors must conduct an audit to evaluate management's assessment and render an opinion on both our assessment and the effectiveness of our internal controls over financial reporting. To prepare for compliance with the Sarbanes-Oxley Act of 2002, we have undertaken a number of initiatives including the adoption of an internal plan, which includes a timeline and schedule of activities for the evaluation, testing and, if necessary, remediation of our internal controls. Although we believe that our efforts will enable us to provide the required report and our independent auditors to provide the required opinion as of our fiscal year end, we can give no assurance that such efforts will be completed successfully and in a timely manner. If we are unsuccessful or untimely in our efforts, we may be unable to assert that our internal controls over financial reporting are effective, or our auditors may not be able to render the required opinion, which could adversely affect the market price of our common stock. In addition, compliance with the Sarbanes-Oxley Act of 2002 may require additional expenditures or require us to alter our systems, each of which may result in increased costs and harm our profitability.

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

          As a result of the foregoing, revenues may be difficult to predict, and any shortfall in revenues for a quarterly period may not be known until late in the quarter. Additionally, our costs, while based on projected revenues, are relatively fixed in the short term. Therefore, if our revenue levels fall below projections, anticipated profitability will suffer. As a result, we believe that quarterly revenues and operating results will continue to be difficult to forecast, and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of trends or our future performance.

We may not be able to successfully compete against current and potential competitors.

          Our markets are intensely competitive. As we enter the market for comprehensive software development solutions, we face competition from some of the largest software providers in the world. For example, IBM, Microsoft, Sun Microsystems, BEA Systems, Mercury Interactive and others today provide or have stated they intend to provide more comprehensive enterprise software development, deployment and integration solutions. Presently, some of these competitors partner with us to enhance the depth of comprehensive solutions and enhance their reach to our established developer customer base; however, if strategies change and a larger market overlap results, some of these current partners could become more competitive. Many of these competitors have substantially greater financial, management, marketing and technical resources than we have. In addition, many of our competitors have well established relationships with our current and potential customers, extensive knowledge of the market, substantial experience in selling enterprise solutions, strong professional services and technical support offerings and extensive product development, sales and marketing resources. As a result of their greater resources and established relationships, these competitors may be more successful than we are at developing and marketing products and solutions in our markets.

          In addition, the markets for our individual products are characterized by rapid change, new and emerging technologies, and fierce competition. Below is a table of our largest competitors for each of our largest product categories:

Product Category	Competitors
Design	IBM, Telelogic, Computer Associates and Serena
Develop	Eclipse, IBM, BEA Systems, JetBrains, Sun Microsystems, Microsoft, and Quest
Deploy	Iona, BEA Systems, IBM and Microsoft

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

Bundling arrangements or product give-aways by our competitors, including available, cost-free development technologies, may diminish demand for our products or pressure us to reduce our prices.

          Some of our competitors, particularly those that are primarily hardware vendors or platform providers, generate a substantially greater proportion of their sales in markets in which we do not directly compete. We believe a number of these competitors view sales of software development technologies as important for enhancing the functionality of, and the demand for, their core products. As a result, some companies may bundle software development products that compete with our offerings with their other offerings, such as application servers, work stations, personal computers, operating systems databases and IT services. When competitors do so, the effective price for software development products that compete with our development products may be heavily discounted or offered at no charge. This could require us to reduce the price of our products and related services, diminish our revenues and harm our profitability. Similarly, industry alliances and arrangements exist or may be formed in the future under which our competitors ally with companies in markets in which we do not compete to bundle products. These arrangements may result in lower effective prices for our competitors' products than for our products, putting pressure on our business and diminishing our competitive position.

Consolidation in our industry may impede our ability to compete effectively.

          Consolidation continues to occur among companies that compete in our markets as firms seek to offer more extensive suites of software products and to take advantage of efficiencies and economies of scale. Additionally, a number of major hardware companies have sought to expand their software and services offerings through acquisitions. For instance, in early 2003, IBM acquired Rational Software, a competitor of ours. Changes resulting from this and other consolidations may harm our competitive position, particularly as certain products, when offered as part of a bundled suite, are offered for free or are given away to sell more hardware, infrastructure components or IT services. In addition, as the trend toward consolidation continues, we may encounter increased competition for attractive acquisition targets and may have to pay higher prices for those businesses or technologies we seek to acquire.

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

Our future success depends upon enhancing existing relationships and establishing new technology alliances.

          The market landscape for enterprise software development and deployment solutions is broad, and our products and solutions must integrate with a wide variety of technologies. To be successful, we must establish and enhance strategic alliances with a wide variety of companies in the software development ecosystem. Many of these companies have competitive products or have stated a desire to move broadly into the software development space. In addition, many of these companies are competitive with one another and approach partnering with us cautiously. This has made it difficult in some cases to establish or enhance desired relationships or achieve intended objectives. We currently have a number of important strategic alliances and technology relationships with industry leaders. Where we have established working relationships, our allies may choose to terminate their arrangements with us where no binding contractual arrangements exist. The failure to develop or maintain our strategic alliances and technology relationships or our allies' decision to opt out of their arrangements with us may impede our ability to introduce new products or enter new markets, and consequently harm our revenue prospects.

If our products for Microsoft's .NET Framework are not successful, our business would be harmed.

          We are currently investing resources in our research and development efforts for the .NET Framework, Microsoft's operating environment for software applications, and C#, a related object-oriented programming language. If Microsoft's .NET Framework does not gain market acceptance or gains acceptance more slowly than we anticipate, our investments in .NET compatible products may not generate their anticipated return. In addition, our business would be harmed if our products for the .NET Framework fail to address the needs of our customers, or if our competitors, particularly Microsoft, develop more effective or efficient products.

If we are unable to meet rapid changes in technology and introduce competitive products, our existing products could become technologically obsolete and our revenues would be harmed.

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

          A substantial portion of our revenues is from international sales. International sales accounted for approximately 61% of our revenues during the three months ended September 30, 2004, with each of Germany, the United Kingdom and Japan accounting for significant portions of our total revenue. In addition, an increasing portion of our operations consists of activities outside the United States. We now have research and development facilities in Russia, Singapore, the Czech Republic and Sweden, and we have a direct sales force in place in more than twenty countries around the world. We have a complicated corporate structure, and historically have had geographically dispersed operational controls. In particular, we rely on personnel in our international locations to properly account for and manage our international operations, which introduces inherent difficulties in management and control. Given this, we may experience difficulty in efficiently and effectively managing our dispersed and complicated organization. As a result, our results of operations may suffer. In addition, we are subject to other risks inherent in doing business internationally, including:
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

          We believe that our ability to successfully grow and manage our business and to develop new products will depend, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled software engineers, sales personnel and management personnel. If we are unable to recruit and retain quality personnel, our ability to provide solutions that effectively solve customers' problems could be harmed. As a result, we may lose customers or may not achieve anticipated sales during a particular period. In addition, the loss of technical talent may result in our being unable to ship new products or product upgrades at the times that we originally planned. If we experience delays in the shipment of new products or product upgrades, we may be unable to achieve anticipated sales during a particular period.

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

          Our future success depends on growing our company. Failure to manage growth effectively could strain our resources, which would impede our ability to increase revenues. During the past two years, we have increased the number of product releases we make each year and have introduced a number of new products and services. In addition, we have undertaken a number of acquisitions in the last three years, diversified our product offerings and increased our international operations. There is a risk, especially following reductions in force, that we will be unable to manage the growth that we have recently experienced and that we will be unable to manage our increasingly dispersed organization, including our international operations. If we fail to manage these risks, our operating results could suffer.

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

Changes in accounting regulations and related interpretations and policies related to revenue recognition could cause us to defer recognition of revenue or recognize lower revenue and profits.

          Although we use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-product license transactions. As our transactions increase in complexity with the sale of larger, multi-product licenses, negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with Statement of Position 97-2, Software Revenue Recognition, as amended, however, these future, more complex, multi-product license transactions may require additional accounting analysis to account for them accurately, could lead to unanticipated changes in our current revenue accounting practices and may contain terms affecting the timing of revenue recognition, which could affect the financial results for a given period.

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

Foreign Currency Risk

          A portion of our business is conducted in currencies other than the U.S. Dollar. Our operating expenses in each of these countries are in the local currencies, which mitigates a significant portion of the exposure related to local currency revenue. We have established a foreign currency hedging program utilizing forward exchange contracts to manage foreign currency exposures related to intercompany balances denominated in foreign currencies. The goal of this program is to offset the translation effect of foreign currency-denominated intercompany balances by entering into contracts to sell or buy foreign currency at the time a foreign currency receivable or payable is generated. We do not use foreign currency forward exchange contracts for trading purposes. At month-end, foreign currency-denominated balances and the forward exchange contracts are marked-to-market and unrealized gains and losses are included in current period net income.

          During the three and nine months ended September 30, 2004, we recorded net foreign exchange losses totaling $0.2 million and $1.5 million, respectively. The foreign exchange losses were generated primarily due to the fluctuations of the U.S. Dollar relative to the Euro, the United Kingdom Pound Sterling, the Australian Dollar and the Singapore Dollar.

          During the three and nine months ended September 30, 2004, we recorded foreign currency losses of approximately $0.7 million and $0.3 million, respectively, as part of other comprehensive income on the balance sheet due to foreign currency movements on our long-term intercompany balances. As of September 30, 2004, we had $12.3 million, $3.0 million and $1.8 million in long-term intercompany balances that will be settled in Australian Dollars, Singapore Dollars and Brazilian Reals, respectively.

          We have performed a sensitivity analysis to assess the potential financial effect of possible near-term changes in foreign currency exchange rates. Based upon our analysis, the effect of such rate changes is not expected to be material to our financial condition, results of operations or cash flows because the effect of movements in currency exchange rates on our forward exchange contracts generally offset the related effect on the underlying intercompany balances being hedged.

          The table below provides information about our derivative financial instruments, comprised of foreign currency forward exchange contracts as of September 30, 2004. The information is provided in U.S. Dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates and the net fair value as of September 30, 2004. All instruments mature within one month (dollars in thousands).

	Notional Amount	Average Contract Rate	Change in Net Fair Value at September 30, 2004

Foreign currency forward exchange contracts:
Australian Dollar	$ 5,806	0.7188	$ (13)
Brazilian Real	233	2.8820	(2)
Euro	1,354	1.2343	--
Hong Kong Dollar	113	7.7923	--
Indian Rupee	1,377	46.4500	--
Japanese Yen	2,964	110.6850	3
Korean Won	1,089	1,155.0000	(4)
New Zealand Dollar	(862)	0.6764	(2)
Singapore Dollar	11,350	1.6832	2
Taiwan Dollar	(645)	33.8600	1
United Kingdom Pound Sterling	3,243	1.7974	(7)

Total	$ 26,022		$ (22)

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

          Cash and cash equivalents includes investments which have an original maturity of 90 days or less and short term investments includes investments which have an original maturity of 91 days up to one year. As of September 30, 2004 and December 31, 2003, we held no investments with maturities in excess of 180 days. If market interest rates were to increase or decrease immediately and uniformly by 10 percent from levels as of September 30, 2004, this would not materially change the fair market value of our investment portfolio.

          The table below presents principal (or notional) amounts and related weighted average interest rates for our investment portfolio as of September 30, 2004 and December 31, 2003 (dollars in thousands).

	September 30, 2004	December 31, 2003

Included in cash and cash equivalents	$ 207,826	$ 197,023
Weighted average interest rate	1.31%	0.89%

Included in short-term investments	$ 2,430	$ 5,623
Weighted average interest rate	0.32%	3.14%

Credit Risks

          Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade receivables. Our cash equivalents and short-term investments are in high quality securities placed with major banks and financial institutions and commercial paper. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. As of September 30, 2004, no single group or customer represented greater than 10% of our total accounts receivable.

Item 4. Controls and Procedures

Evaluation of our Disclosure Controls and Internal Controls

          As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. In addition, we have reviewed our internal controls over financial reporting. This controls evaluation and review was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Rules adopted by the Securities and Exchange Commission ("SEC") require that we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and procedures based on and as of the date of the controls evaluation and that we disclose any change in our internal controls identified in connection with the controls review that has occurred during the last quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

          Included as exhibits to this Quarterly Report on Form 10-Q are "Certifications" of the CEO and the CFO. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Quarterly Report contains the information concerning the controls evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

          Disclosure controls and procedures are controls and procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Internal controls include procedures that are designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls

          Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

          Our management and financial controls are decentralized, which increases the likelihood of control weaknesses. In particular, we have distributed financial controls due to the fact that we generate a majority of our revenue internationally, we transact business in multiple languages, and we rely on personnel in foreign jurisdictions who are not as familiar with U.S. GAAP as are our personnel in the United States. In addition, we have disparate information technology controls in our geographic regions. Due to the decentralized nature of our operations, financial controls, and information technology controls, there is increased burden on limited management resources to perform additional reviews of significant contracts and reconciliations from foreign jurisdictions, which increases the risk that an error might not be detected on a timely basis. Management and its auditors have identified weaknesses in our internal control procedures, none of which were deemed to be material weaknesses; however, some of the deficiencies could be considered significant deficiencies under the new PCAOB standards. We are currently in the process of implementing enhancements with respect to our internal control over financial reporting and over information technology controls. Specifically, we are in the process of augmenting our controls around a centralized review in the United States of significant contracts from foreign jurisdictions. In addition, we are enhancing the segregation of duties surrounding our information technology systems and further restricting system access. Despite these efforts, we may need to make further changes in the future.

Scope of the Controls Evaluation

          The evaluation of our disclosure controls and procedures by our CEO and CFO included a review of the controls' objectives and design, the controls' implementation by us and the effect of the controls on the information generated for use in this Quarterly Report on Form 10-Q.

Conclusion

          Based upon the controls evaluation, our CEO and our CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal controls over financial reporting during the most recent quarter, which our management concluded materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

          In the ordinary course of business, we are involved in other lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial, employment and other matters. In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. We believe that, except as described above, given our current liquidity and cash and investment balances, even were we to receive an adverse judgment with respect to litigation that we are currently a party to, it is likely that such a judgment would not have a material impact on our financial condition, results of operations or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

           (a) Below is a summary of stock repurchases for the three months ended September 30, 2004. See Note 8 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase programs.

PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1, 2004 - July 31, 2004	500,000	$8.14	500,000	$ 29,515,796 (2)
August 1, 2004 - August 31, 2004	196,500	$8.11	196,500	$ 27,923,007 (3)
September 1, 2004 - September 30, 2004	42,000	$8.59	42,000	$ 27,562,047 (4)

Total	738,500		738,500

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

In August 2003, our Board of Directors authorized the repurchase of the lesser of 1,000,000 shares or $15.0 million worth of our outstanding common stock pursuant to a 10b5-1 repurchase program (the "10b5-1 Program"). The program was announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2003.

(2) Includes $18,962,685 under our Discretionary Program and $10,553,111 or 676,000 shares under our 10b5-1 Program.

(3) Includes $17,716,063 under our Discretionary Program and $10,206,944 or 554,000 shares under our 10b5-1 Program.

(4) Includes $17,716,063 under our Discretionary Program and $9,845,984 or 426,000 shares under our 10b5-1 Program.

Item 5. Other Information

          On November 3, 2004, the company granted certain executive officers of the company an aggregate of 450,000 shares of stock pursuant to the company's 2002 Stock Incentive Plan. These option grants provide for vesting over 48 months as well as acceleration of all or a portion of the unvested shares subject to such grants if the optionee is terminated without cause within twelve months of a Change in Control (as such term is defined in the company's 2002 Stock Incentive Plan).

Item 6. Exhibits

          Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

		Incorporated by Reference

Exhibit Number	Description of Exhibit	Form	Date	Number	Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization by and among Borland Software Corporation, Targa Acquisition Corp. I, Targa Acquisition Corp. II, TogetherSoft Corporation, Peter Coad, as Primary Stockholders' Agent, and Kurt Jaggers, as Secondary Stockholders' Agent, dated as of October 29, 2002.	8-K	11/01/02	2.1
2.2	Agreement and Plan of Merger among Borland Software Corporation, Galaxy Acquisition Corp. and Starbase Corporation, dated as of October 8, 2002.	8-K	10/10/02	2.1
3.1	Restated Certificate of Incorporation of Borland Software Corporation.	10-Q	11/14/03	3.1
3.2	Amended and Restated Bylaws of Borland Software Corporation.	10-K	03/15/04	3.2
4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/01	1
4.2	Specimen Stock Certificate of Borland Software Corporation.	10-Q	05/13/02	4.1
4.4	Investor Rights Agreement between Borland Software Corporation and Microsoft Corporation, dated as of June 7, 1999.	8-K	07/06/99	4.2(a)
4.5	Stockholder Lock-up Agreement between Borland Software Corporation and Object International, Inc., dated as of January 14, 2003.	10-K	03/28/03	4.5
4.6	Stockholder Lock-up Agreement between Borland Software Corporation and Dietrich Charisius, dated as of January 14, 2003.	10-K	03/28/03	4.6
10.73	Borland Software Corporation 2002 Stock Incentive Plan Form of Notice of Grant under the Discretionary Option Grant Program				X
10.74	Borland Software Corporation 2002 Stock Incentive Plan Form of Stock Option Agreement under the Discretionary Option Grant Program				X
10.75	Borland Software Corporation 2002 Stock Incentive Plan Form of Addendum to Stock Option Agreement (100% Acceleration)				X
10.76	Borland Software Corporation 2002 Stock Incentive Plan Form of Addendum to Stock Option Agreement (50% Acceleration)				X
31.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X
31.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X
32.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X
32.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

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

Date: November 9, 2004

/s/ Kenneth R. Hahn

Kenneth R. Hahn
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX
		Incorporated by Reference

Exhibit Number	Description of Exhibit	Form	Date	Number	Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization by and among Borland Software Corporation, Targa Acquisition Corp. I, Targa Acquisition Corp. II, TogetherSoft Corporation, Peter Coad, as Primary Stockholders' Agent, and Kurt Jaggers, as Secondary Stockholders' Agent, dated as of October 29, 2002.	8-K	11/01/02	2.1
2.2	Agreement and Plan of Merger among Borland Software Corporation, Galaxy Acquisition Corp. and Starbase Corporation, dated as of October 8, 2002.	8-K	10/10/02	2.1
3.1	Restated Certificate of Incorporation of Borland Software Corporation.	10-Q	11/14/03	3.1
3.2	Amended and Restated Bylaws of Borland Software Corporation.	10-K	03/15/04	3.2
4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/01	1
4.2	Specimen Stock Certificate of Borland Software Corporation.	10-Q	05/13/02	4.1
4.4	Investor Rights Agreement between Borland Software Corporation and Microsoft Corporation, dated as of June 7, 1999.	8-K	07/06/99	4.2(a)
4.5	Stockholder Lock-up Agreement between Borland Software Corporation and Object International, Inc., dated as of January 14, 2003.	10-K	03/28/03	4.5
4.6	Stockholder Lock-up Agreement between Borland Software Corporation and Dietrich Charisius, dated as of January 14, 2003.	10-K	03/28/03	4.6
10.73	Borland Software Corporation 2002 Stock Incentive Plan Form of Notice of Grant under the Discretionary Option Grant Program				X
10.74	Borland Software Corporation 2002 Stock Incentive Plan Form of Stock Option Agreement under the Discretionary Option Grant Program				X
10.75	Borland Software Corporation 2002 Stock Incentive Plan Form of Addendum to Stock Option Agreement (100% Acceleration)				X
10.76	Borland Software Corporation 2002 Stock Incentive Plan Form of Addendum to Stock Option Agreement (50% Acceleration)				X
31.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X
31.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X
32.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X
32.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

A copy of any exhibit will be furnished (at a reasonable cost) to any stockholder of borland upon receipt of a written request. Such request should be sent to Borland Software Corporation, 100 Enterprise Way, Scotts Valley, California 95066-3249, Attention: Investor Relations.