Form 10-K
period 2004-12-31
BORLAND SOFTWARE CORP
filed 2005-03-25
CIK 853273

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-10824

BORLAND SOFTWARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2895440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Enterprise Way, Scotts Valley, California 95066-3249

(Address of principal executive offices, including zip code)

(831) 431-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.01 PER SHARE

RIGHTS TO PURCHASE SERIES D JUNIOR PARTICIPATING PREFERRED STOCK

(Title of classes)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes  ☒    No  ☐

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on June 30, 2004 as reported for such date by the Nasdaq National Market was approximately $597,220,730. Common stock held by each executive officer and director of the registrant and by each person who owns 5% percent or more of the outstanding common stock have been excluded from this computation because such persons may be deemed affiliates of the registrant. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

The number of shares of the registrant’s common stock outstanding as of February 28, 2005 was 80,473,339.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Form 10-K is incorporated therein from our Proxy Statement for our 2005 Annual Meeting of Stockholders (“Proxy Statement”), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2004.

BORLAND SOFTWARE CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2004

A CAUTION ABOUT FORWARD-LOOKING STATEMENTS

The statements made throughout this Annual Report on Form 10-K (“Form 10-K”) that are not historical facts are forward-looking statements and, accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements.

These forward-looking statements may relate to, but are not limited to, revenues, earnings, margins, costs, market and technological trends in the software industry, customer expectations and needs from their information technology and software initiatives, benefits and capabilities of our products and solutions in relation to market trends and customer needs, our ability to migrate from a provider of point development products to a provider of integrated software development platforms, our ability to deliver features and functions of our products required or desired by our customers, our ability to enhance our sales, marketing and services organizations, acquisitions, interest rates and inflation and various economic and business trends. Generally, you can identify forward-looking statements by the use of words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “goal,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue” and similar expressions or the negative or other variations thereof. Examples of sections containing forward-looking statements include Part I, Item 1, entitled “Business,” and Item 7, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described under “Factors That May Affect Our Future Operating Results And Adversely Affect The Market Price Of Our Stock” and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission, or SEC, or in materials incorporated by reference herein or therein. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material and adverse effect on our business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for us to predict new factors, nor can we assess the potential effect of any new factors on us.

These forward-looking statements are found at various places throughout this Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which unless otherwise indicated, speak only as of the date they were made. We do not undertake any obligation to update or release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K, except as required by law.

GENERAL INFORMATION

We were incorporated in California in 1983 and reincorporated in Delaware in 1989. We maintain our executive offices at 100 Enterprise Way, Scotts Valley, California 95066-3249, and our main telephone number at that location is 831-431-1000. We also maintain a website on the Internet at http://www.borland.com and a community website at http://bdn.borland.com. The information on, or that can be accessed through, our website and community website is not part of this report.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers (including Borland) at its website http://www.sec.gov. Through our Internet website located at http://www.borland.com, we make our SEC filings on Forms 10-K, 10-Q and 8-K and any amendments to those filings available free of charge as soon as reasonably practicable after electronic filing with the SEC.

PART I

ITEM 1.    BUSINESS

Overview

Borland is a global leader in Software Delivery Optimization, or SDO, the transformation of software development from a series of individual activities into a managed business process. We provide software and services that are designed to align the people, processes and technology required to maximize the business value of software. By enabling a managed business process for the entire software development and delivery lifecycle, we help customers address the constraints of software development that limit the effectiveness and efficiency of their efforts.

Industry Background

Companies today rely on extensive computer systems and software to manage all aspects of their businesses and achieve competitive advantage. The ability to develop and deliver software efficiently and effectively, and achieve measurable business value from these efforts, is increasingly important in today’s fast-paced business environment. To assist in the development process, enterprises have traditionally used multiple, non-integrated development tools to automate and manage discrete aspects of the overall application development lifecycle—consisting of definition, design, development, testing, change management and deployment of software. However, software development is growing increasingly complex due to shifting standards and requirements, decentralized development teams (frequently associated with off-shoring and outsourcing) and increasing pressure to deliver business value at an accelerated pace. This challenge is especially acute within large organizations, where approximately 25 percent of the total information technology (IT) budget is devoted to new software development projects.

This complexity makes it difficult for enterprises to meet their software development objectives. The 2004 Chaos Report published by the Standish Group indicates that approximately 70% of software projects failed to deliver what was originally intended without going over budget, missing the deadline or compromising on quality. The cost to an enterprise can be substantial. The National Institutes of Standards and Technology reports that approximately $60 billion a year is spent correcting software errors in the United States alone.

As a result, we believe enterprises are beginning to demand products and services that simplify the application development lifecycle, reduce the time-to-market of delivering applications, facilitate delivery across multiple platforms, maximize the return on their existing information technology investments and minimize disruption to the enterprise. Additionally, in today’s environment of heightened expectations, we believe existing “point solutions” that help individuals with only a particular aspect of the application development lifecycle that rely exclusively on one technology platform are proving inadequate for the complex needs of the corporate software organization and the business functions it serves. Accordingly, we believe enterprises are increasingly demanding a more comprehensive approach that addresses the skillset issues of their people, the pragmatic implementation of disciplined processes, and integrated technology that enables and facilitates the adoption of those processes across the application lifecycle, independent of underlying technology infrastructure platforms.

In this environment, we believe enterprises desire application delivery solutions that:

•	accelerate application development and deployment by providing an integrated suite of technologies and consulting services that address every phase of the application development process;

•	lower the cost of ownership and enhance the return on investment from existing technology infrastructure by integrating it with new software applications, including customer facing front ends;

•	mitigate the risks of failed software delivery by enabling a more collaborative, disciplined approach to application lifecycle management; and

•	are platform-neutral, facilitate interoperability and allow for maximum flexibility and freedom of choice across information technology systems that increasingly require the ability to function in heterogeneous environments.

Borland Solutions

We sell software and services that are designed to allow our customers to maximize the business value of software. We believe that our customers turn to us because our software products and services offer the following benefits:

•	Increased Manageability. We offer our customers a suite of integrated products designed to address a number of critical software development challenges, from requirements management to modeling to programming to testing to change management. We believe this integrated approach meets the needs of software development teams by providing resources for collaboration among team members and giving our customers greater ability to manage their software development projects. We also offer managers visibility into the progress of a development project and provide them the control to help development teams deliver better, more predictable software.

•	Greater Productivity. Our integrated suite of products and process expertise helps our customers in each of the major phases of the application development lifecycle. It helps maximize development team productivity by simplifying the process of defining, designing, developing, testing and deploying software applications and by providing teams with valuable software configuration management capabilities. As a result, our software enables our customers to create and deploy higher-quality applications faster.

•	Improved Quality. Our products are designed to enhance the quality of the applications our customers produce. Various Borland products help developers audit the quality of the code they produce, enhance the performance and efficiency of their code, re-use existing code for new applications, and produce higher-quality code by testing it for defects and against required parameters. Additionally, by providing tighter linkages across the various stages of development, our products facilitate understanding from stage to stage, increasing quality and reducing rework.

•	Freedom of Choice. Our products are designed to support all major platforms. Unlike software solutions from major system vendors that force customers to purchase all of their technology infrastructure on a particular platform, our products are designed to provide interoperability between competing platforms. This feature allows our customers to achieve a fully integrated solution for software implementation while retaining the flexibility to choose the best vendors and technologies for new applications.

Strategy

With the launch of our SDO initiative, we are helping our customers transform their software development process into a managed business process. Our goal is to become the leading provider of technology solutions that help enterprises create an end-to-end, high quality software delivery process—a process that prioritizes projects by business value, provides management visibility of project status, integrates different functions of the development process and delivers software that meets business requirements on time and within budget. Key elements of our strategy to achieve this goal include:

•	delivering our current comprehensive application lifecycle management, or ALM, solutions to large enterprises;

•	closely aligning our product strategy with the demands of our enterprise customers who are advancing an agenda of software delivery optimization;

•	delivering products for the development of cross-platform applications, thereby providing our customers with greater freedom to choose the best solutions available regardless of platform;

•	enhancing our worldwide services organization to provide superior consulting and support to our customers;

•	enabling partners to deliver solutions and generate increased demand for our products; and

•	capitalizing on the strength of the “Borland” brand and our worldwide distribution network to sell our new solutions to a broader base of potential customers.

Our Integrated Suite of Products and Services

Products

Our integrated suite of products and our software delivery platform are designed to assist in the rapid and effective development and delivery of software applications critical to our customers’ businesses. Our ALM suite is designed to address the various dimensions of an application’s lifecycle—definition, design, development, testing and deployment—and to provide valuable software configuration management capabilities. We believe our integrated suite enhances overall software development process productivity, ensures higher-quality code and reduces the total cost of ownership. Specifically, we offer solutions in the following categories:

Define Products.    CaliberRM is our web-based requirements management system that manages the evolution of software requirements as well as the relationship between requirements and documentation, tests, models and code. Once the requirements are captured in CaliberRM, the development, documentation, test creation and project management processes can begin in parallel. With CaliberRM, changes in requirements are surfaced early, enabling software teams to avoid working from stale requirements and avoid costly and time-consuming rework. As a result, they can build the desired features to meet business needs.

Design Products.    Our Together family of products provides modeling capabilities to help create and communicate better software architecture throughout the application development lifecycle. By including live synchronization between the Unified Modeling Language, or UML, model and the application code to help ensure that changes made to the application code are immediately reflected in visual model designs, the Together products are designed to enable developers to collaborate across modeling and code development disciplines, and consequently enable improved developer productivity, reduced development time and higher quality applications.

Develop Products.    For the development phase, we offer integrated development environments, or IDEs, for the following platforms: Java, Windows/.NET, Linux and C++. Our IDEs are designed to provide easy-to-use aides, templates and utilities for developers to rapidly build and troubleshoot complex software applications.

Test Products.    Our Optimizeit family of performance management solutions is designed to improve the quality of the code developed by providing profiling and memory debugging to help eliminate performance bottlenecks, thread debugging to detect code deadlocks, and code coverage to locate untested code and identify dead code.

Software Configuration Management, or SCM, Products.    To manage the particular tasks of the application development lifecycle, we offer our customers StarTeam, a leading SCM and change management solution that puts control of the development process in the hands of project teams. By providing users with access to all project assets through a central repository, StarTeam is designed to allow teams to manage development projects by providing them with a single repository for managing requirements, resources and changes, tracking defects and threaded discussions, and managing the tasks required for effective project management. With its web-based architecture, data encryption and compression capabilities, we believe StarTeam is particularly well suited for managing increasingly dispersed development teams.

Deploy Products.    We provide solutions to our customers that help them deliver and manage their applications by providing them with embedded databases and allowing personal digital assistants, or PDAs, and other devices that incorporate embedded computers with enterprise applications. Our delivery solutions include VisiBroker, our common object request broker architecture (CORBA) solution for distributed object computing; Borland Enterprise Server/AppServer Edition, our J2EE 1.3 compliant application server; VisiBroker–RT, our CORBA solution for embedded devices; Janeva, which is designed to provide customers with secure, high performance interoperability between .NET and CORBA/J2EE technologies; and Deployment OpCenter, a deployment solution designed to provide the bridge between development and deployment in the complex, distributed production environment.

Software Delivery Platform.    We market and license each of the products referenced above on a stand-alone basis. However, we also provide customers with an integrated, role-based and process-centric software delivery platform, or SDP, (leveraging many of the products above) that is designed to increase an organization’s visibility and control over all phases of the software delivery process. Delivering the foundation upon which we will build out our SDO vision, Borland Core SDP provides an ALM environment with integrated tools optimized for job function and cross-role interaction. Borland Core SDP delivers a collaborative architecture for more efficient and predictable software development. It provides a customized work environment for analysts, architects, developers and testers – that is optimized for specific job functions, yet integrated across the other roles within the application lifecycle. Through this architecture, individual job functions are given more focus while software teams are able to leverage enhanced workflow visibility across the organization.

Services

To support businesses transforming their software delivery process, we offer a comprehensive and integrated set of consulting, education and technical support solutions that are designed to accelerate the application development lifecycle. We offer these services on a worldwide basis. Specific services include:

Consulting Services.    We offer a full range of consulting services designed to meet the tactical and strategic needs of Global 2000 organizations. Offerings include QuickStart programs for installation, configuration, and mentoring; application and data migration packaged offerings; technical account management, process development and deployment services; and full software delivery/application development proof pilots. Additionally, we offer a Process Optimization Practice that delivers specialized services focusing on enterprise software process improvement using models such as Capability Maturity Model-Integration (CMMI). Borland Accelerate, a compendium of knowledge base material, methods, and tools, provides a standard overall delivery framework.

Education Services.    We offer a wide range of educational services such as computer-based, virtual instructor-led, e-seminar, onsite instructor-led, and open enrollment courses through our Borland University learning portal. Curricula are role-based, mapping to our customers’ actual use of our individual products and ALM suite. Product certification programs are also available.

Technical Support.     We provide online case tracking and knowledge bases, 24x7 telephone support, along with support centers in the Americas, Europe, and Asia, offering varying levels of support programs for our customers and partners.

Partners and Customers

We are driving the transformation of software development into a managed business process in partnership with leading technology and services companies. We offer solutions that are platform-agnostic, truly supporting customer choice of Windows/.NET Framework, J2EE and major Java application environments. We are also aligned with leading systems integrators, on a global, regional and local level.

Our customers range from Fortune 1000 and Global 2000 companies to individual developers. We are increasingly targeting enterprise customers, including leading financial services, high technology, government contractors and telecommunications enterprises. No customer accounted for over 10% of revenues in 2004 or 2003. Ingram Micro, a reseller, accounted for approximately 12% of our total revenues in 2002. We have a number of separate agreements with various regional Ingram Micro distributors to act as a distributor of our products to resellers. Each agreement is non-exclusive. The agreements generally renew on an annual basis unless prior notice is given.

As we generally ship products upon receipt of orders, our backlog is not and has not been significant.

Sales and Marketing

Our sales strategy combines a direct sales organization with an established indirect sales channel. We have recently reorganized our sales and marketing organizations and sales resources have been allocated among the following opportunities:

•	management of major accounts by named sales representatives;

•	management of smaller accounts by sales personnel on the basis of geography;

•	marketing our products through our e-commerce Internet site;

•	management of the indirect channel through a worldwide network of independent distributors, dealers, value-added resellers, or VARs, specialty catalogue vendors and independent software vendors, or ISVs; and

•	a specific focus on global system integrators, to reach more customers through a comprehensive solution selling approach.

We permit our distributors to balance their inventories by periodically returning unsold Borland products in exchange for other Borland products. Accordingly, we maintain allowances for product returns to cover 100% of their reported inventory.

We conduct operations and sell a substantial portion of our products outside the United States. In support of those efforts, we maintain international offices in a number of foreign countries and territories including Australia, Brazil, Canada, China, Czech Republic, France, Finland, Germany, Hong Kong, India, Italy, Japan, the Netherlands, New Zealand, Russia, Singapore, South Korea, Spain, Sweden, Taiwan and the United Kingdom. International sales accounted for 61%, 56% and 62% of our total revenues in 2004, 2003 and 2002, respectively. Additionally, we market and sell our products in international territories, including those not covered by any of our foreign offices, through independent distributors and sales agents, VARs and ISVs.

Our activities in support of our sales efforts, both domestically and internationally, and our ongoing efforts to improve the visibility of our brand include, among other things:

•	creation of sales brochures and other marketing materials;

•	extensive sales training;

•	user conferences, including our own series of Borland conferences, or BorCons;

•	appearances at industry trade shows;

•	technical seminars;

•	cooperative marketing programs;

•	advertising in various publications;

•	industry analyst briefings;

•	trade and industry association activities;

•	sales promotions; and

•	targeted mailings and emails to current and potential customers.

Research and Development

We devote a significant percentage of our operating expenses to research and development efforts. Current research and development efforts are directed at enhancing our current technology and products, integrating our technologies and products into Borland Core SDP, and expanding the functionality and capabilities of Borland Core SDP. Research and development expenses in 2004, 2003 and 2002 were $68.1 million, $73.5 million and $59.9 million, respectively, representing 22%, 25% and 24% of our net total revenues in those years.

In addition to domestic research and development facilities in Cupertino, California; Scotts Valley, California; Santa Ana, California; and Atlanta, Georgia, we maintain research and development facilities internationally in St. Petersburg, Russia; Prague, Czech Republic; and Singapore.

Competition

The market for application development technologies is intensely competitive and is characterized by rapid change due to new and emerging technologies. We face intense competition in the development and marketing of our software products and services. The following is a brief summary of our largest product categories and the primary competitors within each category:

Product Category	Competitors
Design	IBM, Telelogic, Computer Associates and Serena

Develop	IBM, BEA Systems, Eclipse, Sun Microsystems, Microsoft and Quest

Deploy	Iona, BEA Systems, IBM and Microsoft

ALM Platform	Microsoft and IBM

We attempt to differentiate our products from those of our competitors based on cross-platform interoperability, total cost of ownership, product quality, performance, level of integration and reliability. Some of our competitors, particularly those that are primarily hardware vendors or platform providers, generate a substantially greater proportion of their sales in markets in which we do not directly compete. We believe a number of these competitors view sales of software development technologies as important for enhancing the functionality of, and demand for, their core products. As a result, some companies may bundle competing software development products with their other offerings. These include application servers, work stations, personal computers, operating systems and databases. When competitors bundle products, the effective price for software development tools that compete with our products may be heavily discounted, nominal or free.

We believe, however, that our product quality, performance, price, Borland brand, vendor and product reputation, and product architecture make us competitive. In particular, we believe that our platform-independent positioning and interoperability capabilities, including our products’ ability to integrate with many existing technologies and systems (including, in many cases, those of our competitors), give us an important source of competitive strength.

Manufacturing

Our product development groups produce a set of master CD-ROMs or diskettes and documentation for each of our products, which are then sent to manufacturing. All of our manufacturing and order fulfillment is performed by outside contractors under the supervision of our logistics organization. This process includes replication of CD-ROMs or diskettes, printing and production of documentation and packaging materials and assembly of final product packages for shipment to customers. Our products are sold in CD-ROM format with user documentation or delivered directly to our customers via electronic download. We believe that there are adequate supplies and sources for the raw materials used in our products and that there are multiple sources available for CD-ROM replication, printing and production of packaging materials and printing of documentation.

Intellectual Property

Our success depends upon our intellectual property. We rely on a combination of patents, copyrights, trademarks, trade secret laws and non-disclosure and other contractual agreements to protect our intellectual property. We currently have over 100 patents issued in the United States and other countries. Despite our efforts to protect our intellectual property rights, it may be possible for an unauthorized third party to copy certain portions of our products or to reverse-engineer or obtain and use technology or other information that we regard as proprietary. In addition, the laws of many foreign countries do not protect rights in intellectual property to the same extent as do the laws of the United States. Accordingly, we may not be able to adequately protect our intellectual property against unauthorized third party copying or use which could harm our competitive position.

From time to time we receive notices from third parties claiming infringement by our products of third party patent, trademark and other intellectual property rights. Regardless of the merit of any such claim, responding to these claims could be time consuming and expensive, and may require us to enter into licensing or royalty agreements which may not be offered or available on terms acceptable to us. If a successful claim is made against us and we fail to develop or license a substitute technology, our business could be materially and adversely affected. We expect that our software products will increasingly be subject to such claims as the number of products in our industry increases, the functionality of products overlap and industry participants become more aggressive in using patents offensively.

Our product development depends, in part, on licenses received from third parties. Our Java products require proprietary technology made available by Sun Microsystems, Inc. We license the J2SE, J2EE and J2ME specifications from Sun Microsystems under a license agreement that provides for a five-year term and that expires on December 28, 2005. In addition, our C++Builder product and the C# component of our Delphi product require proprietary technology made available by Microsoft Corporation, and we license the Open Tools software, Windows Platform SDK, and related technology from Microsoft Corporation under one or more license agreements, one of which expires on June 30, 2005. While we would expect to renew these agreements, neither Sun Microsystems nor Microsoft is obligated to do so. Upon expiration of these licenses, we will continue to have the right to distribute our software products containing the version of Java technology incorporated at the time of expiration (in the case of the Sun Microsystems agreement), and to distribute those versions of our software products containing the Microsoft technology that we distributed prior to expiration (in the case of the Microsoft agreement). However, in the event of termination of the Sun Microsystems license due to material breach of the terms of the license or upon an action for infringement of intellectual property rights relating to the Java technology by us against Sun Microsystems or any of its other licensees, we are required to return or destroy all copies of the Java technology, including derivative works. Similarly, in the event of termination of the Microsoft license due to a material breach of its terms (or termination in the event that our insolvency or bankruptcy becomes likely), we are required to return or destroy all full or partial copies of the Microsoft technology in our possession or under our control. If either Sun Microsystems or Microsoft Corporation stops making this proprietary technology available to us on commercially reasonable terms, and we are unable to develop or otherwise identify effective alternatives to licensing this technology, our business could be substantially harmed.

Employees

As of February 28, 2005, we employed approximately 1,361 employees, of whom 933 are engaged in selling, general and administrative functions and 428 are engaged in research and development. We have also employed temporary contract employees both in foreign countries and within the United States. To our knowledge, none of our U.S. employees is subject to a collective bargaining agreement or represented by a labor union, and we have experienced no work stoppages. Employees of some of our foreign subsidiaries are represented by workers’ councils or other similar organizations as required or permitted by local law. We believe that relations with our employees are generally good.

Executive Officers

Our executive officers are appointed annually by our Board of Directors, or the Board, and serve at the discretion of the Board. Set forth below is certain information regarding our current executive officers:

Name	Position	Age
Dale L. Fuller	President and Chief Executive Officer	46

Scott J. Arnold	Executive Vice President and Chief Operating Officer	41

Kenneth R. Hahn	Senior Vice President and Chief Financial Officer	38

Timothy J. Stevens	Senior Vice President, General Counsel and Secretary	38

Dale L. Fuller.    Mr. Fuller has served as our President and Chief Executive Officer since December 2000, and as Interim President and Chief Executive Officer from April 1999 to December 2000. He has been a director of Borland since April 1999.

Scott J. Arnold.    Mr. Arnold joined Borland in November 2003 as Executive Vice President and Chief Operating Officer. From 1996 to October 2003, Mr. Arnold served as a partner with McKinsey and Company, a leading business management consulting firm. At McKinsey, Mr. Arnold gained broad experience in operations and strategy through his service to senior technology executives including sustained work with leading enterprise software companies. He most recently led the firm’s Technology practice on the West Coast and previously held several leadership roles in the Global High Tech and Telecommunications practices. Mr. Arnold holds an M.B.A. from the Stanford Graduate School of Business and a degree in Electrical Engineering from Duke University.

Kenneth R. Hahn.    Mr. Hahn joined Borland in October 2002 as Senior Vice President and Chief Financial Officer. Prior to joining Borland, Mr. Hahn was Senior Vice President, Chief Financial Officer and Secretary of Extensity, Inc., which was then a publicly-traded enterprise software company and was acquired by Geac Computer Corporation Limited. He also held the positions of Vice President of Finance and Corporate Controller during his employment at Extensity from January 1998 to September 2002. Prior to Extensity, Mr. Hahn was a

strategy consultant with the Boston Consulting Group, providing advisory services to Fortune 500 and high technology companies from October 1995 to December 1997. He began his career with PricewaterhouseCoopers LLP, where he completed his five year tenure in the position of audit manager. Mr. Hahn holds an M.B.A. from the Stanford Graduate School of Business, where he was named an Arjay Miller Scholar. He received a Bachelor of Arts, summa cum laude, in Business Administration from California State University, Fullerton. Mr. Hahn is a Certified Public Accountant and a Certified Management Accountant.

Timothy J. Stevens.    Mr. Stevens joined Borland in October 2003 as Senior Vice President, General Counsel and Secretary. From 1997 to 2003, Mr. Stevens worked at Inktomi Corporation, a network infrastructure software provider, in a variety of legal and business roles, including General Counsel, General Manager and Senior Vice President of Business Development. From 1991 to 1997, Mr. Stevens was a corporate attorney at Wilson Sonsini Goodrich & Rosati, P.C. Mr. Stevens serves as a member of the board of directors of privately-held Fios, Inc., a leading provider of electronic discovery and discovery management services. Mr. Stevens holds a law degree, graduating order of the coif, from the University of California, Davis School of Law. He received Bachelor of Science degrees in Finance and Management, summa cum laude, from the University of Oregon.

ITEM 2.    PROPERTIES

The following table sets forth the location, approximate square footage and use of each of the principal properties we occupy. We lease or sublease all of these properties. The leases expire at various times through 2016.

Location	Approximate Square Footage	Use
Scotts Valley, California	149,627	Corporate headquarters, general and administrative and research and development

Cupertino, California	61,200	Executive offices, sales, general and administrative and research and development

St. Petersburg, Russia	31,522	Research and development

Santa Ana, California	21,622	Sales, general and administrative and research and development

Atlanta, Georgia	20,645	Sales, general and administrative and research and development

Amstelveen, the Netherlands	14,983	Sales, general and administrative

Singapore	10,889	Sales, general and administrative and research and development

We also own approximately 150,000 square feet of additional office space located at 1700-1800 Green Hills Road, Scotts Valley, California. These facilities are held for use on our balance sheet. A small portion of these facilities are leased to third parties. We lease office space in other cities in the United States as well as in Europe, Canada, Brazil and various countries in Asia. Our existing facilities are adequate to meet our current and projected needs. We presently have excess facilities under lease, and we are actively negotiating the termination of some of our lease commitments.

ITEM 3.    LEGAL PROCEEDINGS

On November 27, 2002, a stockholder class action and derivative lawsuit, Dieterich v. Harrer, et al., Case No. 02CC00350, was filed against Starbase Corporation, or Starbase, and five former directors of Starbase in the Superior Court of the State of California for Orange County, claiming that the former directors had breached fiduciary duties owed to Starbase and stockholders of Starbase. We are paying the costs of defending this litigation pursuant to indemnification obligations under the merger agreement relating to our acquisition of Starbase. Following a series of motions, the case was dismissed without prejudice on August 20, 2003. On October 28, 2003, a stockholder class action relating to the same matter, Dieterich v. Harrer, et al, Case No. 024-N, was filed against the former directors of Starbase in Chancery Court of the State of Delaware, alleging breach of fiduciary duties by the former directors of Starbase. The lawsuit also named as defendants Borland, Dale L. Fuller, and the following former executive officers of Borland: Keith E. Gottfried, Frederick A. Ball, and Doug Barre. Defendants moved to dismiss and in August 2004, the Chancery Court granted in part and denied in part the motion to dismiss. Discovery has commenced and there is no date set for trial. We intend to defend ourselves vigorously. There is no indication at present whether the lawsuit will have a material effect on our financial condition, results of operations or liquidity.

From time to time, we may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” or SFAS 5, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These accruals are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable, however, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate accruals for any probable and estimable losses. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. We believe that, except as described above, given our current liquidity and cash and investment balances, even were we to receive an adverse judgment with respect to litigation that we are currently a party to, it is likely that such a judgment would not have a material impact on our financial condition, results of operations or liquidity.

From time to time we receive notices from third parties claiming infringement by our products of third party patent, trademark and other intellectual property rights, disputing royalties, or disputing other commercial arrangements. Regardless of the merit of any such claim, responding to these claims could be time consuming and expensive, and may require us to enter into licensing or royalty agreements which may not be offered or available on terms acceptable to us. If a successful claim is made against us, our business could be materially and adversely affected. We expect that our software products will increasingly be subject to such claims as the number of products and competitors in our industry segment increases, the functionality of products overlap and industry participants become more aggressive in using patents offensively.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders, through a solicitation of proxies or otherwise, during the fourth quarter of fiscal 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol “BORL.” According to the records of our transfer agent and registrar, Mellon Investor Services, L.L.C., we had approximately 2,429 stockholders of record of our common stock as of February 28, 2005. Because many of such shares are held by brokers, institutions and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders. We have not paid cash dividends since 1988. We intend to retain future earnings for use in our business and to repurchase our outstanding common shares, and therefore, do not anticipate paying cash dividends in the foreseeable future.

The following table sets forth the high and low closing price per share of our common stock as reported on the Nasdaq National Market for the periods presented below:

	High	Low
Fiscal 2003
First Quarter	$14.47	$8.80
Second Quarter	$12.05	$8.01
Third Quarter	$11.17	$8.56
Fourth Quarter	$9.93	$8.19
Fiscal Year	$14.47	$8.01

Fiscal 2004
First Quarter	$10.62	$8.74
Second Quarter	$9.90	$8.21
Third Quarter	$8.87	$7.00
Fourth Quarter	$12.00	$8.68
Fiscal Year	$12.00	$7.00

As of March 21, 2005, the most recent practicable date prior to the filing of this Form 10-K, the closing sale price of a share of our common stock was $7.98.

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

Five Year Summary

(In thousands, except per share data)

	Fiscal Year
	2004		2003	2002		2001		2000
Selected Consolidated Statements of Operations Data
Total net revenues	$309,548		$295,236	$244,579		$221,711		$191,067
Restructuring, litigation, amortization of other intangibles, acquisition-related expenses and other charges	$9,841	(a)	$32,758 (b)	$4,574	(c)	$904	(d)	$287	(e)
Operating income (loss)	$18,674		$(39,934)	$19,131		$17,834		$12,432
Other income (charge) items	$—		$500 (f)	$(2,916	)(g)	$383	(h)	$(817	)(i)
Net income (loss)	$11,370		$(40,544)	$17,360		$23,106		$20,726
Net income (loss) per share—basic	$0.14		$(0.51)	$0.24		$0.34		$0.32
Net income (loss) per share—diluted	$0.14		$(0.51)	$0.23		$0.31		$0.30
Shares used in computing basic income (loss) per share	80,425		80,249	71,423		66,494		61,357
Shares used in computing diluted income (loss) per share	82,052		80,249	74,769		74,136		69,874

	Fiscal Year
	2004		2003	2002		2001		2000
Selected Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$221,198		$202,646	$296,156		$294,370		$262,559
Total assets	$515,283		$511,789	$433,126		$375,823		$340,903
Total long-term obligations	$6,333		$7,156	$3,938		$4,769		$13,615

(a)	Charges in 2004 consist primarily of $2.3 million related to an earn-out provision in the acquisitions of Redline Software, Inc., or VMGear, and Bedouin, Inc., $4.7 million in operating expenses from the amortization of other intangibles related to the acquisitions of TogetherSoft, Starbase and BoldSoft MDE Aktiebolag, or BoldSoft, and $2.9 million in net restructuring costs resulting from workforce reduction activities and facility lease exit costs during 2004.
(b)	Charges in 2003 consist primarily of $10.6 million in an earn-out provision in the acquisitions of VMGear and Bedouin, $4.5 million in operating expenses from the amortization of other intangibles related to the acquisitions of TogetherSoft, Starbase, VMGear, BoldSoft, and Highlander Engineering, Inc., $13.1 million in restructuring costs resulting from workforce reduction activities and facility lease exit costs during 2003 and a $4.6 million charge for in-process development related to the TogetherSoft acquisition.
(c)

Charges in 2002 consist primarily of acquisition-related expenses related to the acquisitions of Starbase, BoldSoft, Highlander and VMGear. The acquisition-related expenses consisted of $4.6 million in compensation expenses associated with an earnout, which ended in December 2004, on the VMGear acquisition, amortization of other intangibles of $0.6 million related to the acquisitions of Starbase, BoldSoft, Highlander and VMGear, restructuring costs of $0.4 million resulting from Highlander and

VMGear acquisitions, $0.3 million in charges for in-process research and development on the Starbase acquisition and $0.3 million in write-down of leasehold improvements related to exiting a leased facility. These expenses were offset by a non-recurring benefit of $1.6 million related to reversals of accruals established in prior periods which, due to changes in facts and circumstances, have been determined to be no longer necessary.

(d)	Charges in 2001 included acquisition-related expenses and the amortization of other intangibles acquired from Bedouin and Engine Informatica, Ltd., and for compensation expense associated with an earnout provision on the Bedouin acquisition, in the amount of $0.9 million.
(e)	Charges in 2000 consist primarily of merger-related expenses of $3.7 million related to the terminated merger with Corel Corporation, restructuring costs of $1.5 million, amortization of intangibles of $0.4 million and in-process research and development of $0.4 million, offset by the reversal of certain reserves totaling $5.8 million that were deemed no longer necessary.
(f)	Income in 2003 consists principally of gain from the collection of a note receivable from AppForge, Inc., that was written off as uncollectible during 2002.
(g)	Charges in 2002 consist primarily of $2.9 million resulting from the write-down of investments.
(h)	Income in 2001 consists principally of gain from the sale of an investment in Starfish Software, Inc.
(i)	Charges in 2000 consist principally of a loss on the sale of real estate.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes a number of forward-looking statements and, with respect to this section, the cautionary language applicable to such forward-looking statements described above in “A Caution About Forward-Looking Statements” found before Item 1 of this Form 10-K is incorporated by reference into this Item 7. Forward-looking statements are management’s best estimates and actual results could differ substantially from those estimates.

Overview

Borland is a global leader in Software Delivery Optimization, or SDO, the transformation of software development from a series of individual activities into a managed business process. We provide the software and services that align the people, processes and technology required to maximize the business value of software. By enabling a managed business process for the entire software development and delivery lifecycle, we help customers address the constraints of modern day software development that limit the effectiveness and efficiency of their efforts.

Increasingly, enterprises are demanding more speed, more reliability and a higher return on investment from the software that facilitates their business productivity. In today’s environment of heightened expectations, existing “point solutions” that help members of the development team only with a particular aspect of the application development lifecycle or solutions that rely exclusively on one technology platform are proving inadequate for the complex needs of the corporate software organization and the businesses it serves. We believe enterprises are increasingly demanding a more disciplined approach to aligning the people, processes and technology that are required to deliver high quality software on time and within budget.

During the last year, we have been transforming the company’s go-to-market focus from selling individual development tools to selling multi-product enterprise solutions and support services that span the software application development lifecycle. As part of this transformation, we continue to focus on increasing sales force productivity by generating more multi-product sales, developing stronger alliances with systems integrators and technology partners that have established relationships with enterprise-level customers, and selling our individual products through our network of channel partners. We believe that as we compete for enterprise-level customers, the pricing of our individual products may become less meaningful than the overall blend of our enterprise solutions offered, and we plan to introduce and further emphasize product bundles. We also expect to experience longer sales cycles, which is typical for larger solution sales and expect to compete directly and more often with larger companies.

We believe a full understanding of our operating results for 2004 requires an understanding of the elements that drove our financial performance. First, total revenues increased primarily as a result of our ability to sell multi-product solutions and support to large enterprises. The increases achieved from sales of multi-product solutions offset the declines we experienced in the sales of the software development tools that have been our historical revenue base. In particular, the market for Java development tools has matured significantly and put pressure on the pricing of our Java development tools. Second, in 2004, we began to realize cost savings associated with the realignment of our business that we undertook throughout 2003. Our operating income was $18.7 million in 2004 compared to an operating loss of $39.9 million in 2003.

During 2005, we will continue our focus on increasing sales force productivity by generating more sales of our multi-product solutions to enterprise customers. We will continue our efforts to maintain departmental spending at levels consistent with those of other software companies of similar size, and have targeted reductions in our general and administrative and our research and development functions. However, in the near term we are planning for additional investments in our sales, marketing and services efforts. As a result, we may experience a decrease in our operating margins in early 2005.

We achieved the following financial results during 2004:

•	Consolidated net revenues grew 5% to $310 million in 2004 from $295 million in 2003.

•	Licenses and other revenues decreased 2% to $214 million in 2004 from $219 million in 2003.

•	Service revenues, which include consulting support and maintenance, increased 25% to $96 million in 2004 from $76 million in 2003.

•	Gross margins increased to 85% in 2004 from 81% in 2003.

•	Operating expenses decreased 12% to $246 million in 2004 from $278 million in 2003.

•	We had net income of $11 million in 2004, compared to a net loss of $41 million in 2003.

•	Cash, cash equivalents and short-term investments increased $18 million to $221 million as of December 31, 2004 from $203 million as of December 31, 2003. The increase is primarily attributable to $25 million in cash provided by operating activities.

•	We repurchased 2,270,200 shares of our stock under our stock repurchase programs for a total cost of $20 million during 2004. This brings the total purchased under our stock repurchase programs to 5,450,905 shares for a cost of $49 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The application of GAAP requires us to make estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In certain instances, different methods could have been used to determine reasonable accounting estimates, and changes in the accounting estimates, or the method of their determination, are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by us. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations will be affected.

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

In addition to these estimates and assumptions that are utilized in the preparation of historical financial statements, the inability to properly estimate the timing and amount of future revenues could significantly affect our future operations. We must make assumptions and estimates as to the timing and amount of future revenue. Specifically, our sales personnel monitor the status of proposals, including the estimated closing date and potential dollar amount of such transaction. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period as the estimates and assumptions were made using the best available data at the time, which is subject to change. A variation in the pipeline or in the conversion rate of the pipeline into contracts could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations. To be specific, an enterprise software financial model includes expenses which are substantially fixed in the near-term, and revenues that may vary significantly from quarter to quarter and are typically recorded in the latter part of a given quarter; therefore, we may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline in a timely manner, and such delays may adversely and materially affect our business, financial condition or results of operations.

We believe the following are critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive revenues from licenses of our software and sales of related services, which include assistance in implementation and integration, post-contract customer support, or PCS, consulting and education.

We recognize license fees on contracts that do not involve significant implementation or integration essential to the functionality of our products upon delivery when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is probable. For arrangements with multiple elements, we determine the value for services and PCS based upon vendor specific objective evidence, or VSOE, in accordance with American Institute of Certified Public Accountants Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition,” or SOP 97-2, and related accounting literature. VSOE for the services element is based upon the standard hourly rates we charge for services, given the complexity of the services and experience of the professional performing the services, or the amount charged on similar transactions. VSOE for annual PCS is established with the stated future renewal rates included in the contracts or the amount charged on a similar transaction or other specific evidence. We recognize revenues for the license portion of a multiple element arrangement based upon the residual contract value as prescribed by SOP No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not generally request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. If we determine that a fee is not fixed or determinable, we defer the fee and recognize revenue as the fee becomes due. We generally recognize revenue for software licensed for a specific time period, or term license, ratably over the term of the license.

We also sell comprehensive enterprise software solutions, and historically, developed solutions providing specific functionality to certain hardware vendors. These solutions may involve significant implementation or integration essential to the functionality of our products. We recognize license and service revenues associated with contracts involving significant implementation, integration or new functionality, either on a percentage-of-completion basis or a completed-contract basis depending on whether or not we can obtain reliable estimates of the costs to complete the work. Percentage-of-completion accounting often involves complex accounting decisions, judgments and estimates as to future costs and recoverability of unbilled amounts. We classify revenues from these arrangements as license and/or service revenues, based upon the estimated fair value of each element based upon VSOE. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” During 2004, 2003 and 2002 we did not account for any consulting contracts on a completed-contract basis.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, or SAB 104, “Revenue Recognition,” which superseded Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 was to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101, as they apply to us, remain largely unchanged by the issuance of SAB 104.

Due to historic return rates and our willingness to accept returns from our major distributors, we maintain allowances for all unsold inventories held by our distributors. Net revenue on inventory held by our distributors is recognized upon sell-through to their customers. Additionally, we maintain allowances for product returns from our channel resellers and end users, whose revenues are recognized on a sell-in basis, based upon historical return rates, current economic trends, changes in customer demand and acceptance of our products. Management makes significant judgments and estimates when establishing our sales returns and other allowances, especially when concerning channel resellers. The provision for sales returns and rebates amounted to $2.6 million in 2004, as compared to $6.3 million in 2003 and $12.4 million in 2002. The reserve for sales returns and rebates was $6.5 million and $9.2 million as of December 31, 2004 and 2003, respectively. The provision for sales returns and rebates is recorded as a reduction of licenses and other revenues in the period that the accrual is considered necessary. The reserve balance is recorded in the balance sheet as an accounts receivable allowance. If future returns increase over historical levels, additional allowances may be required.

Service revenues from consulting and education services are recognized when services are performed. Service revenues from PCS are recognized ratably over the support period, which is generally one year.

As we move into enterprise solution selling, we will become more dependent on large revenue, multi-product transactions to meet our revenue expectations. Large revenue, multi-product transactions typically involve longer sales cycles and the timing of these deals could cause fluctuations in our quarterly results of operations and cash flows.

Accounting for Acquisitions

In January 2005, we completed the acquisition of privately held TeraQuest Metrics, Inc. TeraQuest was a Texas-based consulting firm focusing on software improvement, quality assurance and risk management for corporate and government software organizations. The purchase price consisted of fixed consideration of $5.2 million in cash and $0.6 million of acquisition-related costs. The contingent consideration includes retention payments of $1.5 million to be earned through the continued employment of certain key employees. This contingent consideration will vest and be paid over a two-year period or earlier under certain circumstances. In addition, $1.0 million of restricted stock, which will vest over a four-year period, was issued to certain TeraQuest key employees upon the closing. Cash acquired in the acquisition was $1.5 million. Results of operations for TeraQuest will be included in our consolidated financial statements from the date of acquisition.

On January 14, 2003, we completed the acquisition of privately held TogetherSoft for $82.5 million in cash, 9,050,000 shares of Borland common stock and the assumption of TogetherSoft’s stock option plans. Approximately $9.5 million of the total consideration is being held in escrow to indemnify us against and reimburse us for certain events and cover certain liabilities and transaction costs. Unused funds will be released from escrow at certain times between 2005 and 2007. In the fourth quarter of fiscal 2004 we received $1.3 million in consideration released from escrow consisting of $0.7 million worth of our common stock and $0.6 million in cash related to the TogetherSoft acquisition.

Pursuant to a merger agreement, by and between Borland, Starbase and Galaxy Acquisition Corp., on October 11, 2002, we commenced an all-cash tender offer to acquire all outstanding shares of Starbase for aggregate consideration of $24.0 million and $2.0 million in bridge financing that was forgiven upon the consummation of the transaction. In the initial tender offer, which expired on November 22, 2002, we purchased 78.9% of the outstanding Starbase shares for $19.1 million. Upon the completion of the initial tender, we began consolidating the operating results of Starbase. On January 7, 2003, we purchased the remaining shares outstanding for $5.0 million.

During 2002, we also completed the acquisitions of Boldsoft, VMGear and Highlander.

We account for acquisitions as purchases in accordance with the provisions of SFAS No. 141, “Business Combinations.” As such, we report all acquired tangible and identifiable intangible assets and assumed liabilities of acquired companies at fair value. Our determination of the values of acquired intangibles was based on the discounted cash flow method. We recognize the fair value of purchased identifiable intangibles as an operating expense over the estimated useful life of the identifiable intangible, unless the identifiable intangible is determined to have an indefinite life. We recognize the fair value associated with in-process technology as an operating expense during the period the transaction is consummated. We value employee stock options assumed as part of acquisitions using the Black-Scholes valuation model. The value of all vested awards and the value of unvested awards in excess of the intrinsic value of the unvested awards are included as part of the purchase consideration. We report the intrinsic value of the unvested awards as deferred compensation and record it as an operating expense over the remaining vesting period of the award. We value our stock issued as part of the purchase consideration based upon the average of the closing price for the five-day trading period surrounding the transaction. We report total consideration in excess of the fair value of the acquired tangible and identifiable intangible assets, net of assumed liabilities, as goodwill.

In accordance with SFAS No. 142, “Goodwill and Other Intangibles,” or SFAS 142, we evaluate the goodwill for impairment on an annual basis. Impairment of goodwill is performed in two steps. First, the carrying value of the reporting unit is compared to the fair value of the reporting unit including the goodwill. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, we move to the second step of the impairment test. The second step of the impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of the goodwill, the impairment loss shall be recognized as an operating expense in an amount equal to that excess. We performed our evaluation of the goodwill during the third quarter of 2004 based on a single reporting unit and concluded there was no impairment. The market capitalization method was the primary method used to determine the fair values for SFAS 142 impairment purposes. The assumptions supporting the cash flows, including the premium for control, which was assumed to be 20-25%, were determined using our best estimates as of the date of the impairment review. We did not record an impairment of goodwill during 2004, 2003 or 2002. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 15 for further discussion of the valuation of goodwill and intangible assets.

We may incur substantial liabilities in connection with our acquisitions that are accounted for as purchases. These include the termination of employees, asserted claims or litigation, impairment of assets or termination of leases. We have incurred such liabilities with the acquisition of Starbase in 2002 and TogetherSoft in 2003. We estimate merger-related costs at the time of the acquisition and accrue these costs, in accordance with Emerging Issues Task Force, or EITF, Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” or EITF 95-3, with an offsetting entry to goodwill. These accruals involve estimates regarding future events, sometimes several years in the future. We may make revisions and adjustments to the accrual and the related goodwill based on actual events.

Restructuring

We report costs associated with employee terminations and other exit activity in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43,” and SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS 146. We record employee termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required beyond a minimum 60-day retention period from the employee to earn the termination benefits. We recognize the present value of facility lease termination obligations, net of estimated sublease income and other exit costs, when we have future payments with no future economic benefit or a commitment to pay the termination costs of a prior commitment. In future periods we will record accretion expense to increase our liability to an amount equal to the estimated future cash payments necessary to exit the leases. This requires a significant amount of judgement and management estimation in order to determine the expected time frame it will take to find a subtenant, the amount of sublease income to be received and the appropriate discount rate to calculate the present value of the future cash flows. Should actual lease exit costs differ from our estimates, we may be required to adjust our restructuring charge which would impact net income in the period such adjustment was recorded.

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management specifically analyzes accounts receivable, historical bad debt patterns, customer concentrations, customer credit- worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our gross accounts receivable balance was $72.8 million and $69.6 million as of December 31, 2004 and 2003, respectively. Our allowance for doubtful accounts was $3.4 million and $5.4 million as of December 31, 2004 and 2003, respectively.

Stock Based Compensation

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related Interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. We recognize compensation cost for stock options, if any, ratably over the vesting period. Generally, we grant options with an exercise price equal to the closing market price of our stock on the grant date. We granted restricted stock to certain employees in 2003. Compensation expense for restricted stock issued was not material in 2004 and 2003. We provide additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R “Share-Based Payment (SFAS 123R),” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and requires the measurement of all share-based payments to employees, including grants of employee stock options shares purchased through employee stock purchase plans, using a fair-value-based method and the recording of such expense in our Consolidated Statements of Operations. We are required to adopt SFAS No. 123R in the third quarter of fiscal 2005 beginning July 1, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, we are evaluating the requirements under SFAS No. 123R and expect the adoption to have a material adverse impact on our Consolidated Statements of Income and net income per share.

Pro Forma Net Income (Loss) and Net Income (Loss) Per Share

Had we recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under our stock option and stock purchase plans, our pro forma net income (loss) and earnings (loss) per share in 2004, 2003 and 2002 would have been as follows (amounts in thousands, expect per share data):

	2004	2003	2002
Net income (loss):
As reported	$11,370	$(40,544)	$17,360
Stock compensation adjustment—intrinsic value	93	124	—
Stock compensation expense, net of tax	(11,209)	(18,880)	(24,843)

Pro Forma	$254	$(59,300)	$(7,483)

Net income (loss) per share:
As reported basic	$0.14	$(0.51)	$0.24
As reported diluted	$0.14	$(0.51)	$0.23

Pro Forma basic	$0.00	$(0.74)	$(0.10)
Pro Forma diluted	$0.00	$(0.74)	$(0.10)

The pro forma amounts include compensation expenses related to stock option grants and stock purchase rights for 2004, 2003 and 2002. In future years, the annual compensation expense will increase relative to the fair value of stock options and stock purchase rights granted in those future years.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2004	2003	2002
Expected life	4.2 years	4.5 years	3.6 years
Risk-free interest rate	3.49%	3.19%	3.10%
Volatility	60.0%	62.0%	68.0%
Dividend yield	0.00%	0.00%	0.00%

Our Employee Stock Purchase Plan, or ESPP, allows participants to purchase shares at 85% of the lower of the fair value of the common stock at the beginning of the offering period or the fair value on the purchase date. There are two offering periods, a twelve month annual offering period that begins on or about December 1 of each year and a six-month half year offering period that generally begins on or about June 1 of each year. ESPP compensation cost (included in Pro Forma Net Income (Loss) and Net Income (Loss) Per Share amounts) is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2004	2003	2002
Expected life	1 year	1 year	1 year
Risk-free interest rate	2.12%	1.24%	3.10%
Volatility	41.0%	52.0%	68.0%
Dividend yield	0.00%	0.00%	0.00%

Impairment or Disposal of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, we evaluate the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. SFAS 144 requires recognition of impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be disposed. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment was recorded in 2004, 2003 or 2002.

Investments

From time to time we hold minority interests in companies having operations or technology in areas within our strategic focus. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in the current carrying value of an investment, thereby possibly requiring an impairment charge in the future. In 2002, we recorded a charge of $2.4 million to write-down our investment in Trolltech A.S. and $0.5 million to write-down our loan to AppForge, which was subsequently recovered and recorded as a gain on investments in 2003.

Income Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109. Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss carryforwards. Based on the weight of the available evidence, we have provided a valuation allowance against substantially all of our net deferred tax assets. Management will continue to evaluate the realizability of the deferred tax assets and related valuation allowances. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss amongst the domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

Contingencies

Our current estimated range of liability related to pending litigation is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on pending litigation and demands, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and demands, and revise our estimates accordingly. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. As of December 31, 2004, our accrued balance for professional service fees, including expected legal and audit related costs, and other settlement costs amounted to $5.9 million.

Determining Functional Currencies for the Purpose of Consolidation

We have numerous foreign subsidiaries, which together accounted for approximately 61% of our total net revenues in 2004, and 33% of our total assets and 34% of our total liabilities as of December 31, 2004.

In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from their functional currencies, generally the local currency, into United States dollars. This process results in unrealized exchange gains and losses, which are included as a component of cumulative other comprehensive income within stockholders’ equity.

Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon our determination of the functional currency of each subsidiary. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions (including billings, financing, payroll and other expenditures) is considered the functional currency; however, any dependency upon the parent and the nature of the subsidiary’s operations is also considered.

Cumulative translation adjustments include any gain or loss associated with the translation of a subsidiary’s financial statements when the functional currency of a subsidiary is the local currency. However, if the functional currency is deemed to be the United States dollar, any gain or loss associated with the translation of these financial statements would be included within our statement of operations. If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized and recorded within our statement of operations in the period during which the disposal occurs. If we determine that there has been a change in the functional currency of a subsidiary to the United States dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

Based on our assessment of the factors discussed above, we consider the subsidiary’s local currency to be the functional currency for each of our international subsidiaries. Accordingly, we had cumulative translation gains of $12.7 million and $9.6 million, which were included as part of cumulative other comprehensive income within our balance sheet at December 31, 2004 and 2003, respectively. During 2004, 2003 and 2002, we recorded foreign currency gains totaling $3.1 million, $3.5 million and $2.0 million, respectively, as part of other comprehensive income on the balance sheet, which included translation gains and losses associated with our foreign subsidiaries. Had we determined that the functional currency of our subsidiaries was the United States dollar, these translation gains and losses would have been included in our results of operations for each of the years presented.

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar and the significance of the assets, liabilities, revenues and expenses denominated in foreign currencies. These currencies have included the Japanese Yen, the Euro, the United Kingdom Pound Sterling, Chinese Yen, Korean Won, Brazilian Real, Russian Ruble, Indian Rupee, Mexican Peso and Australian, New Zealand, Canadian, Singapore and Hong Kong dollars. Any future translation gains or losses could differ significantly from those we have experienced in recent years. In addition, if we determine that a change in the functional currency of one of our subsidiaries has occurred at any point in time or we sell or liquidate one of our subsidiaries, we would be required to include any translation gains or losses from the date of change in our statement of operations. Our foreign currency forward exchange contracts are discussed under Foreign Currency Risk in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Recent Accounting Pronouncements

Refer to Note 2 of Notes to Consolidated Financial Statements in Item 15 for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on our financial position, results of operations and cash flows.

Results of Operations

The following table presents our Consolidated Statements of Operations data and the related percentage of net revenues for 2004, 2003 and 2002 (dollars in thousands):

	2004		2003		2002
Licenses and other revenues	$214,021	69%	$219,044	74%	$204,481	84%
Service revenues	95,527	31	76,192	26	40,098	16

Total net revenues	309,548	100	295,236	100	244,579	100

Cost of licenses and other revenues	9,426	3	12,650	4	15,222	6
Cost of service revenues	25,963	9	26,898	9	20,798	9
Amortization of acquired intangibles	9,718	3	18,055	6	1,112	0

Cost of revenues	45,107	15	57,603	19	37,132	15

Gross profit	264,441	85	237,633	81	207,447	85

Selling, general and administrative	167,833	54	171,355	58	123,869	51
Research and development	68,093	22	73,454	25	59,873	24
Restructuring, litigation, amortization of other intangibles, acquisition-related expenses and other charges	9,841	3	32,758	11	4,574	2

Total operating expenses	245,767	79	277,567	94	188,316	77

Operating income (loss)	18,674	6	(39,934)	(13)	19,131	8
Interest and other income, net	1,734	0	2,861	1	6,869	2
Gain (loss) on investments and non-current assets	—	0	500	0	(2,916)	(1)

Income (loss) before income taxes	20,408	6	(36,573)	(12)	23,084	9

Income tax provision	9,038	2	3,971	1	5,724	2

Net income (loss)	$11,370	4%	$(40,544)	(13%)	$17,360	7%

Total Net Revenues

The following table presents our net revenues for 2004, 2003 and 2002 and dollar and percentage changes from the prior year (dollars in thousands).

		Change			Change
	2004	$	%	2003	$	%	2002
Total net revenues	$309,548	$14,312	5%	$295,236	$50,657	21%	$244,579
As percent of total net revenues	100%	—	—	100%	—	—	100%

We derive revenues from licenses of our software and the sale of related services. No single group or customer represented greater than 10% of our total net revenues in 2004 and 2003. During 2002, sales to one customer, Ingram Micro, Inc. and its subsidiaries, accounted for approximately 12% of our total net revenues.

Licenses and Other Revenues

The following table presents our licenses and other revenues for 2004, 2003 and 2002 and dollar and percentage changes from the prior year (dollars in thousands).

		Change			Change
	2004	$	%	2003	$	%	2002
Licenses and other revenues	$214,021	$(5,023)	(2)%	$219,044	$14,563	7%	$204,481
As percent of total net revenues	69%	—	—	74%	—	—	84%

Our Application Lifecycle Management, or ALM, suite comprises three major product categories: Design, Develop and Deploy. Design includes the products from our acquisitions of TogetherSoft and Starbase, which included StarTeam, CaliberRM, Together and other related design and management products. Develop includes two major categories: Java, which includes JBuilder, Java Studio and Optimizeit, and .NET, which includes Delphi, C#Builder, C++Builder, Kylix and C++ Mobile Edition. Deploy is comprised of our VisiBroker and Borland Enterprise Server products, InterBase, Janeva and other enterprise products.

Licenses and other revenues represent amounts for license fees and royalties earned for granting customers the right to use our software products.

The following table presents our licenses and other revenues by product category and the percentage of total licenses and other revenues for 2004, 2003 and 2002 (dollars in thousands):

	2004		2003		2002
Design	$59,007	27%	$50,489	23%	$3,600	2%
Develop	100,145	47%	124,662	57%	153,855	75%
Deploy	54,869	26%	43,893	20%	47,026	23%

Net licenses and other revenues	$214,021	100%	$219,044	100%	$204,481	100%

Design.    Licenses and other revenues from our Design product category increased 17% in 2004 as compared to 2003 due to progress in our ALM strategy. Specifically, revenues from our StarTeam and CaliberRM product lines increased 43% in 2004 as compared to 2003, due to higher revenues from larger enterprise customers. This increase was partially offset by a 6% decrease in revenues from our Together product line, as we changed the Together product line to a pure modeling solution and removed the functionality captured in our Develop products. The increase in licenses and other revenues from our Design product category in 2003 as compared to 2002 was due to the acquisitions of TogetherSoft and Starbase. In the future, we expect the license revenues from the Design product category to represent a larger percentage of our total license revenues as these products will represent more significant components within our ALM suite.

Develop.    Licenses and other revenues from our Develop product category decreased 20% in 2004 as compared to 2003 and decreased 19% in 2003 as compared to 2002 primarily due to the maturation of the Integrated Development Environment, or IDE, market, especially with respect to our Java IDE products. Our .NET product revenue has been stable between 2003 and 2004. On a percentage basis, we expect revenues from our Develop product category to be a smaller portion of our overall revenue because our Design products should represent a significant portion of our increasing sales to enterprise customers.

Deploy.    The 25% increase in licenses and other revenues from our Deploy product category in 2004 when compared to the prior year was primarily due to higher revenues generated from enterprise-level transactions in the telecommunications, financial and government markets for our VisiBroker and application server, or AppServer, product lines that assist customers that have significant data processing needs. The 7% decrease in licenses and other revenues from our Deploy product category for 2003 as compared to 2002 was due to lower demand from these markets. Revenue growth in our Deploy products category will depend upon an increase in corporate spending for deployment solutions, our ability to capture a greater portion of government spending on technology, our ability to provide compelling technical solutions for software deployment to differentiate ourselves from our competitors and our ability to integrate our Deploy products with our Design and Develop products.

In the future, as our integrated ALM suite becomes a larger portion of our business, it may prove difficult to provide a meaningful segregation of license revenues on a product category basis, as the functionality of the previously distinct products will become increasingly integrated.

Service Revenues

The following table presents our service revenues for 2004, 2003 and 2002 and dollar and percentage changes from the prior year (dollars in thousands).

		Change			Change
	2004	$	%	2003	$	%	2002
Service revenues	$95,527	$19,334	25%	$76,192	$36,094	90%	$40,098
As percent of total net revenues	31%	—	—	26%	—	—	16%

Service revenues represent amounts earned for technical support, which includes call support and maintenance, and consulting and education services for software products. The 25% increase in overall service revenues in 2004 as compared to 2003 was primarily a result of a 43% increase in our technical support revenues. During 2004 we experienced increases in both technical support contracts to new customers and the rates of renewal for existing customers with lapsing contracts. We believe that our technical support revenues have benefited from an overall increase in revenues generated from larger enterprise customers, which generally purchase support contracts with their software licenses and tend to renew their support contracts with a higher frequency.

The increase in service revenues of 90% in 2003 as compared to 2002 was due to the acquisitions of TogetherSoft and Starbase. Historically, a greater percentage of TogetherSoft and Starbase revenues were from larger enterprises. With the acquisitions completed in early 2003, our support revenues benefited in 2003 from the fair value of support contracts assumed in the acquisitions and the annual renewals of those contracts.

We expect our service revenues to become a larger percentage of total net revenues in the near future as we continue to focus on executing on technical support renewal opportunities and as our new enterprise solution offerings increase in complexity and include services as a component of larger sales contracts.

International Net Revenues

International revenues represented 61%, 56% and 62% of total net revenues in 2004, 2003 and 2002, respectively. The increase in the percentage of international revenues in 2004 as compared to 2003 was primarily due to an increase in revenues from our operations in Europe. Specifically, we began to see results from our ALM suite, as we were successful in closing a number of large enterprise deals in Europe during 2004. Additionally, the release of “Delphi 2005” in the fourth quarter of 2004 had a larger impact on revenues in both Europe and Asia than in the United States. International revenues also benefited from the weakening of the United States dollar versus local currencies, especially in Europe.

The decrease in the percentage of international revenues in 2003 as compared to 2002 was principally due to the acquisitions of Starbase and TogetherSoft, which derived a greater percentage of their total revenues from domestic sources. In 2005, we expect international revenues to continue to represent more than 50% of total net revenues.

The following table presents our total net revenues by region and percentage of total net revenues for 2004, 2003 and 2002 (dollars in thousands):

	2004		2003		2002
Americas.	$139,585	45%	$146,035	49%	$109,031	45%
Europe Middle East and Africa	121,515	39%	104,976	36%	88,382	36%
Asia Pacific	48,448	16%	44,225	15%	47,166	19%

Total net revenues	$309,548	100%	$295,236	100%	$244,579	100%

Our Americas operations include activities of our parent company located in the United States and subsidiaries in Canada and Brazil. Our Europe, Middle East and Africa, or EMEA, operations include activities of our subsidiaries in the Netherlands, Germany, United Kingdom, Italy, Sweden, Finland and France and branch offices in Spain, Russia and the Czech Republic. Our Asia Pacific, or APAC, operations include activities of our subsidiaries in Singapore, Japan, Taiwan, Korea, Hong Kong, China, India, Australia and New Zealand.

During 2004 we experienced a decrease in revenues from our Americas region of $6.5 million, or 4%, as compared to 2003. The decrease in our Americas revenues was primarily due to a 36% decrease in revenues from our Java IDE products in 2004 as compared to 2003. We believe the market for Java development technology has matured, and consequently our sales of Java IDE products have slowed, especially in the Americas region where sales of these products have traditionally been strong. License revenues from our Design and Deploy product categories increased $3.4 million, or 12%, and $4.0 million, or 23%, respectively, in 2004 as compared to 2003 as a result of the progress in our ALM strategy domestically. Additionally, service revenues increased $2.0 million, or 4%, in 2004 as compared to 2003 due to an increase in revenues from larger enterprise customers, which generally purchase support contracts with their software licenses, and increased rates of support renewals due to operational focus.

The increase in our EMEA revenues in 2004 as compared to 2003 is primarily due to changes in foreign currency exchange rates and completing more large revenue contracts with enterprise customers. Specifically, the weakening of the United States dollar against the Euro and United Kingdom Pound Sterling amounted to approximately 65% of the increase in 2004 as compared to 2003. The following fluctuation analysis is based on actual exchange rates during 2004. We experienced an increase in revenues from our EMEA region of $16.5 million, or 16%, in 2004 as compared to 2003. License revenues from our Design and Deploy product categories increased $1.8 million, or 11%, and $7.7 million, or 47%, respectively, in 2004 as compared to 2003, due to the success of our ALM suite in Europe. Additionally, service revenues increased $14.6 million, or 69%, in 2004 as compared to 2003, due to an increase in revenues from larger enterprise customers. These increases were partially offset by a decrease of $7.6 million, or 15%, in license revenues from our Develop product category due to lower overall revenues generated from our Java products as discussed above.

During 2004 revenues from our APAC region increased $4.2 million, or 10%, as compared to 2003. The increase in revenues in 2004 was primarily a result of the strengthening of the Japanese Yen and the Singapore dollar during 2004. The following fluctuation analysis is based on actual exchange rates during 2004. License revenues from our Design product category increased $3.3 million, or 57%, in 2004 as compared to 2003, as we experienced strong sales of our StarTeam and Caliber product lines, especially in Japan. Service revenues increased $2.8 million, or 46%, in 2004 as compared to 2003, partially offset by a decrease in license revenues from both our Develop and Deploy product categories. License revenues from our Develop product category decreased $1.1 million, or 5%, in 2004 as compared to 2003, due to lower overall revenues generated from our Java products. License revenues from our Deploy product category decreased $0.8 million, or 7%, in 2004 as compared to 2003, due to a decrease in our AppServer and Visibroker product lines, which generally sold into the financial and telecommunications sectors that are still under economic strain in the APAC region.

During 2003 we experienced an increase in our Americas revenues of $37.0 million, or 34%, as compared to 2002. The increase in our Americas revenues was due to license revenues from our new Design product category, which represented $27.4 million in 2003. Also, during 2003 we experienced an increase in our Americas service revenues of $26.1 million, or 113%, as compared to 2002. However, increased Design license revenues and overall service revenues were partially offset by lower revenues from our Develop product category, which decreased $5.0 million, or 9%, and lower revenues from our Deploy product category, which decreased $7.8 million, or 31%, in 2003 when compared to the prior year.

During 2003 we experienced an increase in our EMEA revenues of $16.6 million, or 19%, from the prior year. The increase in our EMEA license revenues was due to revenue from our new Design product category of $17.3 million in 2003. Also, we experienced an increase in our EMEA service revenues of $9.1 million, or 76%, in 2003 when compared to the prior year. Increased Design license revenues and overall service revenues were partially offset by lower revenues from our Develop products, which decreased $9.6 million, or 16%, in 2003 when compared to the prior year.

During 2003 we experienced a decrease in our APAC license revenues of $3.9 million, or 9%, as compared to 2002. The decrease in our APAC license revenues was due to lower revenues from our Develop product category, which represented a decrease of $11.3 million, or 34%, in 2003 when compared to the prior year. During 2003 we experienced a modest increase in our APAC service revenues of $1.0 million, or 19%, as compared to 2002. Partially offsetting the impact of lower Develop license revenues during 2003 was an increase in license revenues from our new Design product category of $5.8 million, an increase in license revenues from our Deploy product category of $1.6 million, or 18%, and an increase in overall services revenues in 2003 as compared to 2002.

The following table presents our total net revenues by country and their percentage of total net revenues for 2004, 2003 and 2002 (dollars in thousands):

	2004		2003		2002
United States	$120,380	39%	$129,849	44%	$91,733	38%
Germany	35,072	11%	30,707	11%	27,131	11%
United Kingdom	34,116	11%	20,646	7%	17,596	7%
Japan	23,458	8%	21,526	7%	25,501	10%
All other countries	96,522	31%	92,508	31%	82,618	34%

Total net revenues	$309,548	100%	$295,236	100%	$244,579	100%

No other single country accounted for net revenues greater than 10% of total net revenues in 2004, 2003 or 2002.

Our international revenues have been influenced by fluctuations in foreign currencies and would be harmed if the United States dollar were to strengthen against major foreign currencies, including the Euro, the United Kingdom Pound Sterling and the Japanese Yen.

Cost of Revenues

The following table presents our cost of revenues for 2004, 2003 and 2002 and dollar and percentage changes from the prior year (dollars in thousands).

		Change			Change
	2004	$	%	2003	$	%	2002
Cost of licenses and other revenues	$9,426	$(3,224)	(26)%	$12,650	$(2,572)	(17)%	$15,222
As percent of licenses and other revenues	4%	—	—	6%	—	—	7%
Cost of service revenues	$25,963	$(935)	(4)%	$26,898	$6,100	29%	$20,798
As percent of service revenues	27%	—	—	35%	—	—	52%
Amortization of acquired intangibles	$9,718	$(8,337)	(47)%	$18,055	$16,943	1,524%	$1,112
As percent of licenses and other revenues	5%	—	—	8%	—	—	1%

Cost of Licenses and Other Revenues

Cost of licenses and other revenues consists primarily of production costs, product packaging costs and royalties paid to third party vendors. The reductions in the cost of licenses and other revenues when comparing 2004 to 2003 and 2003 to 2002 were principally attributable to a reduction in direct production costs and inventory costs, as we had a larger percentage of our licenses and other revenues generated from large corporate contracts. Typically, large enterprise and corporate licenses are delivered electronically or represent additional licenses of software that have already been delivered. This has the impact of reducing our production costs and inventory costs. Royalty costs were 1%, 2% and 2% of licenses and other revenues in 2004, 2003 and 2002, respectively. The level of royalty costs in future periods will be dependent upon our ability to obtain favorable licensing terms for our products that include third party technology and the extent to which we include such third party technology in our product offerings.

Cost of Service Revenues

Cost of service revenues consists primarily of salaries and benefits, third party contractor costs and related expenses incurred in providing technical support, consulting and education services. Service gross margins were 73%, 65% and 48% in 2004, 2003 and 2002, respectively. The increase in gross margins in 2004 as compared with 2003 was due to a 43% increase in technical support revenues. Support revenues typically have a much lower cost component than consulting and education services revenues, which have a higher labor component within their cost structures.

The increase in gross margins for 2003 as compared with 2002 was due to an increase in support revenues resulting from the assumed support obligations, and corresponding renewals, from the acquisitions of TogetherSoft and Starbase. In future periods, we expect increases in our cost of service revenues as our service efforts grow to support the deployment of enterprise software solutions and as the consulting and education revenues become a larger component of service revenues.

Amortization of Acquired Intangibles

Amortization of acquired intangibles consists of the amortization of purchased technology and maintenance contracts from acquisitions. Amortization of acquired intangibles decreased in 2004 compared to 2003 principally due to the one-year life assigned to our Starbase and TogetherSoft maintenance contracts at the time they were acquired. These maintenance contracts became fully amortized in the fourth quarter of 2003 and the first quarter of 2004, respectively. The increase in the amortization of acquired intangibles in 2003 as compared to 2002 was principally attributable to the acquisitions of TogetherSoft and Starbase.

Operating Expenses

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses for 2004, 2003 and 2002 and dollar and percentage changes from the prior year (dollars in thousands).

		Change			Change
	2004	$	%	2003	$	%	2002
Selling, general and administrative expenses	$167,833	$(3,522)	(2)%	$171,355	$47,486	38%	$123,869
As percent of total net revenue	54%	—	—	58%	—	—	51%

The decrease in selling, general and administrative expenses in 2004 as compared to 2003 was principally attributable to a decrease in employee-related expenses of $3.6 million resulting from our restructuring efforts during 2003. Our average selling, general and administrative headcount declined approximately 11% in 2004 as compared to 2003 as we attempted to manage our overall expense levels by reducing employee redundancies and creating a cost structure that is better aligned with our anticipated revenues. In addition, we recorded a net bad debt benefit of approximately $1.3 million in 2004 compared to an expense of $0.7 million in the prior year due to a heightened focus on our collection process. These decreases were partially offset by an increase in our outside consulting costs associated with attestation-related services in connection with compliance with section 404 of the Sarbanes-Oxley Act of 2002 and as a result of an information technology outsourcing arrangement we entered into during the second half of 2004. As a percentage of revenues, selling, general and administrative expenses decreased in 2004 as compared to 2003, due to lower overall expenses and an increase in revenues.

The increase in selling, general and administrative expenses in 2003 as compared to 2002 was principally attributable to a 36% increase in employee-related expenses. This was primarily due to an increase in headcount as a result of the acquisitions of TogetherSoft and Starbase. In addition, our facilities cost increased 31% in 2003 as compared to 2002, as we assumed the lease obligations of TogetherSoft and Starbase. As a percentage of revenues, selling, general and administrative expenses increased in 2003 as compared to 2002, due to poor sales force productivity following these acquisitions.

We expect selling, general and administrative expenses to increase in 2005 as compared to 2004 as we make significant investments in our sales, marketing and services efforts, partially offset by reductions in our general and administrative functions.

Research and Development Expenses

The following table presents our research and development expenses for 2004, 2003 and 2002, and dollar and percentage changes from the prior year (dollars in thousands).

		Change			Change
	2004	$	%	2003	$	%	2002
Research and development expenses	$68,093	$(5,361)	(7)%	$73,454	$13,581	23%	$59,873
As percent of total net revenue	22%	—	—	25%	—	—	24%

The decrease in research and development expenses in 2004 as compared to 2003 was principally attributable to a $1.7 million decrease in employee-related expenses resulting from our restructuring efforts undertaken in 2003. Our average research and development headcount declined approximately 3% in 2004 as compared to 2003, as we attempted to manage our overall expense level. Additionally, we recorded research and development charges of $2.2 million in 2003 resulting from the write-off of the loan receivable from AltoWeb, Inc., or AltoWeb. There were no comparable charges during 2004. Research and development expenses decreased as a percentage of revenues in 2004 as compared to 2003, due to lower overall expenses and an increase in revenues.

The increase in research and development expenses in 2003, as compared to 2002, was principally attributable to an increase in our research and development employee-related expenses of 35%. This was primarily due to an increase in our research and development headcount as a result of the acquisitions of TogetherSoft and Starbase. In addition, as mentioned above, we recorded research and development charges of $2.2 million in 2003, resulting from the write-off of the loan receivable from AltoWeb. There were no comparable charges during 2002. As a percentage of revenues, research and development expenses increased in 2003 as compared to 2002 due to higher overall expenses as a result of the acquisitions of TogetherSoft and Starbase, partially offset by an increase in revenues.

During 2002 we entered into contracts to perform non-recurring engineering projects for several customers. Under these arrangements, we received cash payments for engineering services upon the achievement and delivery of certain milestones. During 2002 we accounted for cash payments of $2.6 million received under these arrangements as a reduction of research and development expenses. During 2003, changes to the services provided caused these arrangements to become recurring engineering projects. As such, we accounted for these arrangements as services revenue with the associated costs included in cost of services.

We expect research and development expenses to decrease slightly in 2005 as compared to 2004 as we continue to manage our overall expense level.

Restructuring, Litigation, Amortization of Other Intangibles, In-Process Research and Development and Acquisition-Related Expenses

The following table summarizes our restructuring, litigation, amortization of other intangibles, in-process research and development and acquisition-related expenses activity for 2004, 2003 and 2002 (dollars in thousands):

	2004		2003		2002
Restructuring	$4,589	29%	$13,091	40%	$681	15%
Amortization of other intangibles	4,681	48%	4,505	14%	558	12%
Acquisition-related expenses	2,309	23%	10,562	32%	4,623	101%
Non-recurring benefit from reversal of litigation and restructuring accruals	(1,738)	0%	—	0%	(1,588)	(35)%
In-process research and development	—	0%	4,600	14%	300	7%

Total	$9,841	100%	$32,758	100%	$4,574	100%

During 2004 we recorded $4.6 million in restructuring expenses, which included $3.1 million related to the exiting of certain facilities and $1.1 million related to severance and benefits resulting from headcount reductions totaling 42 employees, including 39 in selling, general and administrative and three in research and development. The facility amount represents the present value of our remaining lease payments less anticipated sublease income plus the write-off of leasehold improvements and certain other costs. We also recorded $0.4 million in restructuring expenses related to the write-off of certain fixed assets and other costs. Additionally, we reversed $1.7 million of restructuring accruals related to changes in estimates of lease termination accruals for facilities we exited for less than our previous estimate and due to changes in estimates of outplacement costs for terminated employees. We recorded $4.7 million of operating expenses from the amortization of other intangibles relating primarily to our TogetherSoft and Starbase acquisitions and $2.3 million in acquisition-related expenses, which is principally associated with the earn-out provision of the VMGear acquisition.

During 2003 we recorded $13.1 million in restructuring expenses from redundancies as a result of the TogetherSoft and Starbase acquisitions and excess facilities in the United Kingdom, $4.5 million in operating expenses from the amortization of other intangibles relating to our TogetherSoft, Starbase, VMGear, Bedouin, Boldsoft and Highlander acquisitions, $10.6 million in acquisition-related expenses, which is principally associated with the earn-out provision of the VMGear acquisition, and a $4.6 million charge for in-process development related to the TogetherSoft acquisition.

During 2002 we recorded $0.4 million in restructuring costs resulting from the Highlander and VMGear acquisitions, $0.3 million in write-down of leasehold improvements related to exiting a leased facility, $0.6 million in operating expenses from the amortization of other intangibles acquired from Starbase, Boldsoft, Highlander, Bedouin and VMGear, $4.6 million in compensation expense associated with an earn-out provision in the VMGear and Bedouin acquisitions and a $0.3 million charge for in-process development related to the Starbase acquisition. During 2002 we also recorded a non-recurring benefit totaling $1.6 million related to the settlement of various litigation matters. These benefits resulted from the reversal of reserves established in prior periods based upon estimates of the cost of resolving the litigation.

We accounted for our restructuring activities in accordance with EITF 94-3 and SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS No. 112, “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statement No. 5 and 43” and SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” as applicable.

The following table summarizes our short-term restructuring activity for 2004, 2003 and 2002 (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2001	$329	$279	$293	$901
2002 restructuring	—	681	—	681
Cash paid during 2002	(229)	(412)	—	(641)
Non-cash costs	49	22	(13)	58
Reclassification of previous restructuring	—	108	(108)	—

Accrual at December 31, 2002	149	678	172	999
March 2003 restructuring	961	2,024	50	3,035
September 2003 restructuring	2,419	1,063	170	3,652
December 2003 restructuring	3,376	405	258	4,039
Cash paid and write-offs during 2003	(3,406)	(3,289)	(176)	(6,871)
Reclassification from long-term restructuring	—	1,377	—	1,377

Accrual at December 31, 2003	3,499	2,258	474	6,231
September 2004 restructuring	1,073	1,398	395	2,866
Cash paid and write-offs during 2004	(3,812)	(5,101)	(787)	(9,700)
Reversal of previous restructuring	(436)	(1,302)	—	(1,738)
Reclassification of previous restructuring	(226)	—	226	—
Reclassification from long-term restructuring	—	3,822	—	3,822

Accrual at December 31, 2004	$98	$1,075	$308	$1,481

We recorded net short-term restructuring accruals of $2.9 million, $4.0 million, $3.7 million and $3.0 million during the fiscal quarters ended September 30, 2004, December 31, 2003, September 30, 2003 and March 31, 2003, respectively.

Our September 2004 restructuring accrual, discussed previously, included $4.6 million in restructuring expenses of which $1.7 million was recorded as a long-term restructuring accrual and $2.9 million was recorded as a short-term restructuring accrual. At December 31, 2004, we had approximately $2.1 million in our long-term restructuring accrual related to the lease obligations for the vacant facilities mentioned above, of which $1.6 million relates to our September 2004 restructuring. We expect our severance and benefits and other accruals to be fully paid by the end of 2005, and we are currently seeking to sublet or terminate the leases on our vacant facilities.

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

Our 2004 and 2003 restructuring activities reduced our overall expense levels, resulting in a cost structure that is better aligned with anticipated revenues. Specifically, we realized operating expense savings in 2004 as a result of our 2003 restructuring activities, along with our cost control initiatives, of approximately $20 million from where operating expenses would have been absent the 2003 restructuring activities, and estimate our September 2004 restructuring reduced our fourth quarter operating expenses by an additional $1.5 million.

The following table summarizes our long-term restructuring activity for 2004, 2003 and 2002 (amounts in thousands):

Facilities
Accrual at December 31, 2001	$2,449
Adjustment to previous restructuring	26
Reclassification to short-term restructuring	(681)

Accrual at December 31, 2002	1,794
March 2003 restructuring	2,306
Adjustments to restructuring	1,177
Reclassification to short-term restructuring	(1,377)

Accrual at December 31, 2003	3,900
September 2004 restructuring	1,804
Adjustments to restructuring	170
Reclassification to short-term restructuring	(3,822)

Accrual at December 31, 2004	$2,052

The adjustments to restructuring line items in the table above primarily relate to fluctuations in foreign exchange rates, especially that of the United Kingdom Pound Sterling.

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

Because the benefits related to our restructuring activities are derived from management’s estimates, which are based on currently available information, our restructurings may not achieve the benefits currently anticipated on the timetable or at the level currently contemplated.

Loss on Write-Down of Investments and Non-Current Assets

During 2002 we recorded a loss of $2.9 million to write down certain investments and non-current assets. This loss related to a charge of $2.4 million for the write-off, at cost, of an investment in Trolltech A.S. and a charge of $0.5 million to write off a loan that was deemed uncollectible. In July 2003, we recovered $0.5 million in consideration for the loan receivable. During 2004 and 2003 we recorded no such write-downs of long-term investments or non-current assets.

Interest and Other Income, Net

The following table presents our interest and other income, net for 2004, 2003 and 2002 and dollar and percentage changes from the prior year (dollars in thousands).

		Change			Change
	2004	$	%	2003	$	%	2002
Interest and other income, net	$1,734	$(1,127)	(61)%	$2,861	$(4,008)	(58)%	$6,869
As percent of total net revenue	0%	—	—	1%	—	—	2%

The decrease in interest and other income, net in 2004 when compared to the prior year was principally due to foreign currency losses totaling $1.5 million in 2004 compared to a gain of $0.4 million recorded in 2003. The weakening of the United States dollar against the Euro, the United Kingdom Pound Sterling and the Australian and Singapore dollars during 2004 accounted for a majority of the losses in foreign currency recorded during 2004. The amount of foreign currency gains or losses we realize is influenced by fluctuations in the United States dollar versus the foreign currencies we conduct business in with respect to our short-term inter-company balances with our international subsidiaries, along with other transactional activities conducted in foreign currencies. The decrease in interest and other income, net in 2004 as compared to 2003 was partially offset by an increase in interest income of $0.3 million due to increased average invested cash balances on hand during 2004 and our efforts to reallocate our cash, cash equivalents and short-term assets to maximize our interest income earned.

The decrease in interest and other income, net in 2003 when compared to the prior year reflects a decrease in interest income of $4.4 million due to lower cash balances resulting from the payment of cash consideration in connection with the TogetherSoft and Starbase acquisitions and lower prevailing interest rates. Other income also decreased due to a decrease in rental income from our property on Green Hills Road, Scotts Valley, California, of $1.9 million in 2003 when compared to the prior year. These declines were partially offset by the impact of fluctuations in the United States dollar versus the foreign currencies of our subsidiaries. We experienced foreign currency gains of $0.4 million and foreign currency losses of $1.3 million in 2003 and 2002, respectively. The currency gain recorded in 2003 was primarily related to fluctuations of the United States dollar against the Australian and Singapore dollars. The currency loss recorded in 2002 was primarily due to a gain in the United States dollar against the Brazilian Real, the Australian dollar and the Euro.

The weighted-average yields on investments ranged between 2.1% and 2.5% during 2004, 1.2% and 3.3% during 2003 and 2.0% and 2.4% during 2002. Changes in interest rates will continue to affect our interest income performance in future periods.

Income Taxes

On a consolidated basis, we generated pre-tax income of approximately $20.4 million in 2004, a pre-tax loss of approximately $36.6 million in 2003, and a pre-tax profit of approximately $23.1 million in 2002. We recorded an income tax provision of approximately $9.0 million, $4.0 million and $5.7 million in 2004, 2003 and 2002, respectively, which equaled 44%, (11%), and 25% of our pre-tax profit (loss), respectively. The change in income tax provision as a percentage of pre-tax profit (loss) in 2004 as compared to 2003 was principally related to a greater amount of our non-U.S. pretax profits being subject to tax, and to a U.S. taxable profit in 2004 versus a U.S. taxable loss in 2003. The change in income tax provision as a percentage of pre-tax profit (loss) in 2003 as compared to 2002 was principally related to a greater amount of our non-U.S. pretax profits being subject to tax, and to a taxable loss in the U.S. in 2003.

Our effective tax rate is primarily dependent on the location of taxable profits, if any, due to our net operating loss, or NOL, carryforwards in certain, but not all, jurisdictions, and the imposition of withholding taxes on revenues regardless of our profitability.

Our income tax provision in 2004 differs from the statutory tax rate principally due to our ability to utilize NOLs in the U.S. and due to income taxes in certain non-U.S. jurisdictions and withholding taxes on certain payments we receive from non-U.S. entities that are imposed regardless of our profitability.

At December 31, 2004 and 2003, we had recorded a valuation allowance against a substantial portion of our deferred tax assets. In accordance with SFAS 109, “Accounting for Income Taxes,” and based on all available evidence, including our acquisition strategy, continued competition in the markets in which we participate, the possibility of future industry consolidation and the uncertainty of predicting our future income, we maintain valuation allowances to reduce our deferred tax assets to an amount that is more likely than not to be realized. The amount of valuation allowance can be attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of reserves, tax credit carryovers, NOL carryovers, accrued expenses and other temporary differences.

For U.S. federal and state income tax purposes, we have NOL carryforwards of approximately $275.5 million and $5.0 million, respectively, at December 31, 2004. These loss carryforwards will expire between 2008 and 2024, if not utilized. We also have approximately $33.4 million of NOL carryforwards in various foreign jurisdictions at December 31, 2004. In 2003, we succeeded to the U.S. federal NOL carryforwards of TogetherSoft and Starbase in the amounts of $2.4 million and $31.5 million, respectively, at December 31, 2004. In the event that we can utilize these NOL carryforwards against our U.S. federal taxable income, we will release $11.9 million of the valuation allowance against goodwill. In addition, $155.9 million of our NOL carryforwards relate to the exercise of employee stock options, the tax benefit (approximately $54.6 million) of which, if recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

We have available U.S. federal and state tax credit carryforwards of approximately $29.7 million and $11.5 million, respectively. These credit carryforwards will expire beginning in 2005, if not utilized. We also have Alternative Minimum Tax, or AMT, credit carryforwards for U.S. federal income tax purposes of approximately $1.0 million at December 31, 2004 that do not expire.

Utilization of federal and state NOL and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before full utilization.

Applicable U.S. income and non-U.S. withholding taxes have not been provided on undistributed earnings of approximately $30.2 million of our foreign subsidiaries as such earnings are considered to be permanently invested in foreign operations. We are planning to evaluate the impact of the one-time favorable foreign earnings repatriation provision enacted as part of the American Jobs Creation Act of 2004. We may decide to repatriate some level of our foreign earnings in the future; however, until we complete our analysis we cannot reasonably estimate the amount and the tax effect of such repatriation.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments.    Cash, cash equivalents and short-term investments were $221.2 million at December 31, 2004, an increase of $18.6 million from a balance of $202.6 million at December 31, 2003. Working capital increased $30.0 million during 2004 to $164.2 million at December 31, 2004 from $134.2 million at December 31, 2003. The increase in working capital during 2004 was principally due to an increase in cash, cash equivalents and short-term investments of $18.6 million as a result of an increase in cash generated from operating activities during 2004. The components of working capital, net of foreign currency fluctuations, included an increase in accounts receivable of $5.3 million due to the timing of sales bookings, a decrease in accounts payable and accrued liabilities of $7.4 million due to the timing of payments to our vendors and a decrease in the current restructuring accrual of $4.9 million. These increases to working capital in 2004 were partially offset by an increase in income taxes payable of $5.3 million due to $20.4 million of pre-tax income in 2004 and an increase in deferred revenues of $2.0 million.

Liabilities and leases.    As of December 31, 2004, we have other long-term liabilities of approximately $6.3 million, which consisted principally of long-term leases and non-current restructuring accruals. We lease certain of our office and operating facilities and certain furniture and equipment under various operating leases. In addition, in December 2003, we entered into a five year lease for a facility in Tokyo, Japan, which is classified as a capital lease in accordance with SFAS No. 13 “Accounting for Leases.” We recorded an obligation of $0.8 million at the time we entered into the capital lease and our minimum future lease payments will be approximately $0.2 million per year through 2008. As of December 31, 2004 we had a total obligation of $0.7 million remaining. Our operating lease terms range from one to twenty-five years and at December 31, 2004, future minimum lease payments under noncancelable operating leases and future minimum lease and sublease income under noncancelable leases and subleases were as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Operating leases	$12,527	$9,379	$8,019	$5,420	$5,391	$2,181	$42,917
Restructuring-related operating leases	1,391	1,412	830	481	113	283	4,510

Gross commitments	13,918	10,791	8,849	5,901	5,504	2,464	47,427
Sublease income	(1,000)	(736)	(98)	(91)	(91)	(226)	(2,242)

Net commitments	$12,918	$10,055	$8,751	$5,810	$5,413	$2,238	$45,185

The restructured operating leases above represent total lease commitments that are not associated with continuing operations.

On February 11, 2005, we entered into an agreement to extend the operating lease for a facility located in Atlanta, Georgia for an additional ten years terminating on or around April 30, 2016. Future lease commitments will average $0.9 million annually, increasing over the lease term to a maximum annual commitment of $1.1 million in the final year of the agreement.

We have commitments regarding an outsourcing arrangement for portions of our information technology operations. The committed expenditures are an average of $5.2 million per year from November 2004 through November 2014. We can terminate this contract with or without cause upon payment of a termination fee, the maximum amount of which is $2.1 million for the first year declining to $0.5 million in the final year of the contract. These amounts are not included in the lease commitments table above.

Net cash provided by and used in operating activities.    Net cash provided by operating activities during 2004 was $26.4 million, comprised of net income of $11.4 million net of $21.6 million in non-cash related expenses, partially offset by net working capital uses of cash of $8.4 million. Working capital uses of cash included decreases in accounts payable, accrued liabilities and the short-term restructuring accrual. The net decrease in accounts payable and accrued expenses relates primarily to the timing of payments at the end of 2004. The short-term restructuring accrual decreased due to payments made for severance and facilities costs. Working capital sources of cash included an increase in accounts receivable due to the timing of sales bookings and an increase in taxes payable due to our increased profitability for 2004.

Net cash used in operating activities during 2003 was $12.7 million, which included a net loss of $40.5 million and net working capital uses of cash of $5.4 million, partially offset by $33.2 million of non-cash related expenses. Working capital uses of cash included decreases in accounts payable and accrued expenses and the short-term restructuring accrual. The decrease in accounts payable and accrued expenses relates primarily to the timing of payments at the end of 2003. The short-term restructuring accrual decreased due to payments made related to our restructuring activities in 2003. Working capital sources of cash resulted from a net decrease in accounts receivable as a result of collections activity.

Net cash provided by operating activities during 2002 was $25.6 million, which included $17.4 million in net income net of $8.3 million of non-cash related expenses, partially offset by net working capital uses of cash of $0.1 million. Working capital uses of cash included an increase in accounts receivable and a decrease in taxes payable. Working capital sources of cash primarily resulted from an increase in deferred revenues. In relation to our restructuring activities, we expect to make payments during the first quarter of 2005 of approximately $0.2 million in facility related payments and approximately $0.1 million in severance related payments. We are actively negotiating the termination of some of our lease commitments.

To the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities result from changes in working capital. Our primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by fluctuations in our accounts payable due to the timing of payments to our vendors. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be affected by the terms of accounts payable arrangements. We anticipate our operating expenses to remain relatively stable for the foreseeable future and as a result we intend to fund our operating expenses through cash flows from operations.

Net cash used in investing activities.    Net cash used in investing activities during 2004 was $45.5 million. During 2004 we had net purchases of short-term investments of approximately $42.4 million and purchases of property and equipment of $3.1 million.

Net cash provided by investing activities during 2003 was $10.1 million. During 2003 we received approximately $93.2 million from the net sales of short-term investments partially offset by cash payments made of approximately $76.9 million as consideration for the acquisitions of TogetherSoft and Starbase and purchases of property and equipment of $6.6 million.

Net cash used in investing activities during 2002 was $211.5 million. During 2002 we had net purchases of short-term investments of approximately $181.4 million and purchases of property and equipment of $3.5 million. In addition, we used cash to fund several acquisitions of software companies and assets of software companies, including Starbase ($18.8 million, representing our original 79% interest), VMGear ($2.2 million) and BoldSoft ($0.9 million). We also acquired Highlander by the assumption of certain liabilities of Highlander and a cash earnout commitment not to exceed $2.0 million over a two-year period contingent upon the financial performance of the acquired software products and services. We incurred costs related to the acquisition of TogetherSoft of $1.7 million in 2002. We also entered into bridge loans with AltoWeb and AppForge in the amounts of $2.5 million and $0.5 million, respectively.

During our first fiscal quarter of 2005 we used approximately $5.2 million in cash to purchase TeraQuest Metrics, Inc. Refer to Note 17 of Notes to Consolidated Financial Statements for further discussion of this acquisition. We may utilize cash resources to fund additional acquisitions or investments in other businesses, technologies or product lines.

Net cash used in and provided by financing activities.    Net cash used in financing activities during 2004 was $5.5 million, consisting primarily of $20.2 million used for the repurchase of our common stock, partially offset by $14.7 million received for the issuance of shares of our common stock from stock option exercises and employee stock purchase plan, or ESPP, purchases. In February 2004, our Board of Directors authorized an increase to our existing discretionary stock repurchase program of up to $30.0 million, increasing total repurchase authorizations since September 2001 to $75.0 million.

Net cash used in financing activities during 2003 was $1.9 million, consisting primarily of $19.1 million used for the repurchase of our common stock partially offset by $17.2 million received for the issuance of shares of our common stock from stock option exercises and ESPP purchases.

Net cash provided by financing activities during 2002 was $3.7 million, consisting primarily of $11.5 million received for the issuance of shares of our common stock from stock option exercises and ESPP purchases partially offset by $7.8 million for the repurchase of our common stock.

Currency.    Although we utilize foreign currency forward exchange contracts to reduce our foreign currency exchange rate risk, strengthening of the United States dollar against the Euro, the United Kingdom Pound Sterling, the Australian and Singapore dollars and the Japanese Yen could harm our business. We cannot predict currency exchange rate fluctuations and there can be no assurance that foreign currency exchange rates will not have a material adverse impact on our future cash flows and operating results. Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional discussion of foreign currency risk.

Off-Balance Sheet Arrangements.    As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2004, we are not involved in any material unconsolidated transactions.

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

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS AND ADVERSELY AFFECT THE MARKET PRICE OF OUR STOCK

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

We are in the process of transforming the company from one that focuses on the development and distribution of individual software development tools to one that focuses on the development and distribution of enterprise software development platforms/solutions. If we are unable to successfully complete this transformation quickly and smoothly, our operating results could be harmed.

We are undergoing a transformation from a company that focuses on the development and distribution of individual software development tools to one that focuses on the development and distribution of enterprise software development platforms/solutions. This transformation has taken many forms (each of which involves substantial risks), including:

•	Changes in go-to-market strategy. To achieve increased sales force productivity, we must complete more large revenue, multi-product sales of our application lifecycle management, or ALM, suite. We further will need to define, articulate roadmaps and transform our ALM offering to our vision of Software Delivery Optimization, or SDO. To do so, we must coordinate the efforts of our marketing, sales, and services organizations to focus on the needs of large enterprises. These tasks are complicated, involve many people and processes, and require consistency and persistence in the market place to be effective. If we fail to coordinate these efforts, we will not satisfy the demands of the large enterprise customers that we are targeting and our revenues will suffer.

•	Changes in our sales organization. We have recently focused our sales effort on enterprise customers. As a part of this effort to transform our sales organization, we are and have been making significant changes throughout our global sales force, particularly in the United States and Japan where productivity has been below expectations. These efforts may prove unsuccessful in increasing our sales to enterprise customers and may prove unsuccessful in increasing our revenues.

•	Changes in our sales cycles. Sales to large enterprises often are accompanied by long sales cycles. As we move into enterprise solution selling, we will also become more dependent on large revenue, multi-product transactions to meet our revenue expectations. Given our relative inexperience in serving enterprise customers and our greater dependency on larger revenue deals with longer sales cycles, we may be unable to accurately forecast revenues derived from these customers. If we fail to accurately forecast revenues, we may not achieve the revenue or net income that we anticipate, which could harm our stock price.

•	Changes in our marketing strategy. As part of our transition as an enterprise software company, we are investing a significant amount of time and resources in our marketing organization. Our investments are focused on increasing lead generation and developing appropriate enterprise-level messaging, all in an effort to provide the necessary tools to our sales organization to sell to the enterprise customer. We are relatively new at this. If we are unable to develop effective marketing programs or if our sales organization in turn is unable to effectively convert leads into customers, then our revenues will be harmed.

•	Changes in the make-up of our executive management. Several members of our executive management team and senior personnel in a wide range of managerial roles recently joined Borland. As a result, our management team has a relatively short history working together, and it is unclear whether they will be able to manage the company effectively. If they are unable to manage the company effectively, our business will suffer.

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

The application development lifecycle market is evolving, and customers are increasingly demanding software that integrates and addresses each stage of the application development lifecycle. Historically, we have focused on selling particular products for particular segments of the application development lifecycle, most notably development tools. We have done this utilizing a combination of an indirect sales channel that sells individual point products and a direct sales force that manages larger accounts on the basis of geography. We have recently focused our sales efforts on selling enterprise solutions to large customers, as we believe our future growth will depend in large measure on our ability to sell comprehensive ALM solutions to these larger enterprises. To that end, we have introduced sales personnel who will be dedicated exclusively to named enterprise accounts. However, we have little history of selling comprehensive ALM solutions, and we may be unable to transition effectively to selling these solutions to large enterprises. To compete successfully in the enterprise account market, we believe we will need to:

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

Failure to successfully deliver on large transactions may impair our ability to maintain existing and establish new relationships with enterprise-level customers.

Our reputation, growth and ability to expand our base of enterprise-level customers depend on the execution of large-scale transactions. Because we are new to providing products and services to enterprise-level customers, our success will depend on our ability to deliver a volume of products that perform as promised and our ability to properly scale our services organization in order to provide the necessary resources to our customers on a timely basis. If we are unable to provide acceptable products, or our products are unable to scale effectively with our enterprise-level customers, or if we fail to adequately grow our worldwide services organization to provide the necessary consulting, education and technical support, we will not be able to execute on our large-scale implementations. Should this happen, we may lose existing customers and our reputation would be harmed, each of which would cause our revenues to decline.

Our increasing focus on enterprise customers may lengthen our sales cycles, may delay sales until later in a given quarter or later and may increase fluctuations in our financial results.

As we seek to license our software directly to large enterprises, we have experienced sales cycles that are substantially more lengthy and uncertain than those associated with our traditional business of licensing software through indirect and retail channels and more modest direct sales. As we focus on large transactions that involve multiple elements, enterprise customers generally require us to expend substantial time, effort and money in establishing a relationship and in educating them about our solutions. Also, sales to enterprise customers generally require an extensive sales effort throughout many levels within the customer’s organization and often require final approval by the customer’s chief information officer, chief financial officer or other senior executive employee. In particular, we believe that purchase decisions on complete ALM solutions often involve more senior-level employees than sales of the discrete development products that we have traditionally sold. These factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made in any particular quarter, or at all. We have experienced and expect to continue to experience delays and uncertainties in our sales cycle as well as increased up-front expenses in connection with our enterprise sales efforts. The timing of the execution of enterprise volume licenses could cause our results of operations to vary significantly from quarter to quarter, especially when we anticipate that certain transactions will close in a particular quarter. Further, industry buying patterns suggest that larger transactions are frequently deferred until later in the quarter, creating increased difficulty in quarterly forecasting. Finally, if we are unable to scale our sales and services organizations to better meet the needs of these enterprise customers, we will not be able to close a sufficient number of such transactions.

If we fail to establish strategic relationships with systems integrators, our ability to sell comprehensive solutions to enterprise customers will be harmed.

We believe that growth in our license revenues will depend on our ability to provide our customers with professional services that support the utilization of our products. This will require establishing stronger relationships with the large systems integrators that have experience implementing enterprise solutions across large organizations. We believe these systems integrators are important to our sales, marketing and support activities with enterprise customers given their access to large enterprises. If successful, we believe that these relationships will expand the distribution of our products. If we are unsuccessful in establishing good relations with large systems integrators, our ability to sell our solutions to large enterprises will be greatly diminished, and as a consequence, our revenues will be harmed.

We may be unable to offer adequate services in support of the implementation efforts of the systems integrators with which we have strategic relationships.

To succeed in establishing relationships with systems integrators, we need to provide services that complement their core service offerings. These professional services include maintenance, architectural consulting, training, education, technical support and project management. We are presently expanding the breadth and depth of our worldwide services organization. If we fail to properly hire and scale our worldwide services organization, we may not be able to provide the services that complement the core offerings of systems integrators. As a result, our ability to maintain mutually beneficial relations with these systems integrators will be harmed. If this occurs, our ability to sell comprehensive solutions to enterprise-level customers will be greatly diminished and, as a consequence, our revenues will be harmed.

A substantial portion of our current revenues are based on sales of integrated development environments, or IDEs. As the IDE market becomes increasingly commoditized, our revenues could be harmed.

A substantial portion of our current revenues is based on sales of IDEs. The market for IDEs, particularly Java IDEs, has become increasingly commoditized. This is due in part to the overall increase in the utilization of open source software technologies, including the growing popularity of Eclipse — the open source initiative that provides development tools, frameworks, and foundational IDE technology at little to no charge. Recently, we have seen substantial declines in the revenue attributable to JBuilder, our Java IDE offering, and we attribute this decline, at least in part, to pricing pressure created by open source IDEs. We have also recently embraced Eclipse as a major foundational framework for our ALM tools, and will be placing more emphasis on Eclipse-based offerings in the future, including in the area of Java IDEs. While we believe there is still demand for JBuilder based on reputation, superior quality, and productivity enhancements, there is risk that our IDE revenues will continue to decline as the IDE market continues to mature and as we transition to include Eclipse in our IDE offerings. Given the increasing commoditization of the IDE market, and the risks associated with supporting the

Eclipse foundation, we may be unable to accurately forecast the revenues we will generate from the sale of IDEs in future periods. If we fail to accurately forecast revenues from the sale of IDEs, our financial results may suffer and our stock price may decline.

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

In addition, the markets for our individual products are characterized by rapid change, new and emerging technologies, and fierce competition. Below is a table of our primary competitors for each of our major product categories:

Product Category	Competitors
Design	IBM, Telelogic, Computer Associates and Serena

Develop	IBM, BEA Systems, Eclipse, Sun Microsystems, Microsoft, and Quest

Deploy	Iona, BEA Systems, IBM and Microsoft

ALM Platform	Microsoft and IBM

We attempt to differentiate our products from those of our competitors based on interoperability, total cost of ownership, product quality, performance, level of integration and reliability. In the future, we may be unable to successfully differentiate our products from those of our competitors, and we may be unable to compete with the substantially greater resources that many of our competitors have. If so, our business will suffer.

We rely on independent software vendors, value-added resellers, and other channel partners to complement our direct sales. If we cease doing business with one or more of these parties, our revenues could suffer.

We rely on independent software vendors, or ISVs, value-added resellers, or VARs, and other channel partners to complement our direct sales. The pricing, terms and conditions of our agreements with these parties are individually negotiated and vary by agreement. A majority of these agreements are non-exclusive. Many of our agreements do not require these channel partners to make a minimum number of purchases, and we have virtually no control over the shipping dates or volumes of systems shipped by our channel partners. Although we believe our relationships with these parties have been productive to date, we cannot guarantee that these relationships will continue to be productive or grow or that the channel partners will continue to purchase our products at the anticipated levels in the future. If we do not maintain good relations with our channel and other partners or if we are unable to secure arrangements with these parties on favorable terms, our business may suffer.

In particular, we depend on a small number of distributors for a significant portion of our revenue. While we have decreased our dependence on these distributors, we expect that a small number of distributors will continue to account for a significant portion of our revenues for the foreseeable future. Presently, some software distributors are experiencing financial weakness. If we lose a major distributor, such as Ingram Micro, or if we fail to increase the number of our distributors, our ability to maintain or increase our market share could be significantly harmed. As a result, our revenues could decrease quickly and unexpectedly.

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

We believe that our revenues have the potential to vary significantly from time to time. These variations could cause our stock price to fluctuate significantly. We believe that these variations may result from many factors, including, but not limited to:

•	the relative mix of demand for our various products and services especially in light of our increased focus on our services organization;

•	our limited sophistication in consistently forecasting revenues across many of our product lines across our geographic regions and in light of our transition to an enterprise software company;

•	the mix of channels through which we sell our products;

•	timing, and any delay in the introduction, of upgrades or localizations to existing products or releases of new products;

•	the size and timing of significant orders and their fulfillment;

•	changes in pricing policies by us or our competitors; and

•	product defects that may be discovered from time to time and other product quality problems.

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

Some of our competitors, particularly those that are primarily hardware vendors or platform providers, generate a substantially greater proportion of their sales in markets in which we do not directly compete. We believe a number of these competitors view sales of software development technologies as important for enhancing the functionality of, and the demand for, their core products. As a result, some companies may bundle software development products that compete with our offerings with their other offerings, such as application servers, work stations, personal computers, operating systems databases and IT services. When competitors do so, the effective price for software development products that compete with our development products may be heavily discounted or offered at no charge. This could require us to reduce the price of our products and related services, diminish our revenues and harm our profitability. Similarly, industry alliances and arrangements exist or may be formed in the future under which our competitors ally with companies in markets in which we do not compete to bundle products. These arrangements may result in lower effective prices for our competitors’ products than for our products, putting pressure on our business and diminishing our competitive position.

Consolidation in our industry may impede our ability to compete effectively.

Consolidation continues to occur among companies that compete in our markets as companies seek to offer more extensive suites of software products and to take advantage of efficiencies and economies of scale.

Additionally, some of the largest software and hardware providers in the world have sought to expand their software and services offerings through acquisitions in the software development, deployment and integration space. For instance, in early 2003, IBM acquired Rational Software, a provider of application lifecycle development products, and in 2004 purchased SystemCorp, a provider of software development project and portfolio management. If these large providers, who have significantly greater financial, management, marketing and technical resources than we have, are successful in increasing their offerings in the software development market, then this will put significant pressure on our business and harm our ability to compete effectively. Additionally, changes resulting from these and other consolidations may harm our competitive position, particularly as certain products, when offered as part of a bundled suite, are offered for free or are given away to sell more hardware, infrastructure components or IT services. In addition, as the trend toward consolidation continues, we may encounter increased competition for attractive acquisition targets and may have to pay higher prices for those businesses or technologies we seek to acquire.

We depend on technologies licensed to us by third parties, particularly Sun Microsystems and Microsoft, and the loss of or inability to maintain these licenses could prevent or delay sales or shipments of certain of our products.

Today, we depend on licenses from third party suppliers for some elements of our products such as various file libraries. In particular, we depend on technology licenses from Sun Microsystems for our Java and Janeva products, and we depend on licenses from Microsoft for our Delphi, C++Builder, C#Builder and Janeva products. If any of these licenses were terminated or were not renewed, or if these third parties failed to notify us in a timely manner of any new or updated technology, we might not be able to ship such products or provide support for such products, including upgrades. We would then have to seek an alternative to the third party’s technology and, in some cases, an alternative may not exist. This could result in delays in releasing and/or shipping our products, increased costs or reduced functionality of our products, which in turn could substantially reduce our revenues.

Our future success depends upon enhancing existing relationships and establishing new technology alliances.

The market landscape for enterprise software development and deployment solutions is broad, and our products and solutions must integrate with a wide variety of technologies. To be successful, we must establish and enhance strategic alliances with a wide variety of companies in the software development ecosystem. Many of these companies have competitive products or have stated a desire to move broadly into the software development space. In addition, many of these companies are competitive with one another and approach partnering with us cautiously. This has made it difficult in some cases to establish or enhance desired relationships or achieve intended objectives. We currently have a number of important strategic alliances and technology relationships with industry leaders. Where we have established working relationships, our allies may choose to terminate their arrangements with us where no binding contractual arrangements exist. The failure to develop or maintain our strategic alliances and technology relationships or our allies’ decision to opt out of their arrangements with us may impede our ability to introduce new products or enter new markets, and consequently harm our revenue prospects.

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

Software products occasionally contain errors or defects, especially when they are first introduced or when new versions are released. We have not experienced any substantial problems to date from potential defects and errors, but we cannot assure you that our products are or in the future will be completely free of defects and errors. The discovery of a defect or error in a new version or product may result in the following consequences, among others:

•	delayed shipping of the product;

•	delay in market acceptance;

•	diversion of development resources;

•	damage to our reputation;

•	product liability claims; and

•	increased service and warranty costs.

In addition, as we transition to selling larger, more complex solutions, there is the risk that our current products will not prove scalable without substantial effort.

Failure to manage our international operations could harm our financial results.

A substantial portion of our revenues is from international sales. International sales accounted for approximately 61% of our revenues during the year ended December 31, 2004, with each of Germany, the United Kingdom and Japan accounting for significant portions of our total revenue. In addition, an increasing portion of our operations consists of activities outside the United States. We now have research and development facilities in Russia, Singapore, Sweden and the Czech Republic, and we have a direct sales force in place in more than twenty countries around the world. We have a complicated corporate structure, and historically have had geographically dispersed operational controls. In particular, we rely on personnel in our international locations to properly account for and manage our international operations, which introduces inherent difficulties in management and control. Given this, we may experience difficulty in efficiently and effectively managing our dispersed and complicated organization. As a result, our results of operations may suffer. In addition, we are subject to other risks inherent in doing business internationally, including:

•	the difficulty of staffing and managing an organization spread over various countries and continents;

•	potentially reduced or less certain protection for intellectual property rights than is available under the laws of the United States;

•	longer payment cycles in some countries and greater difficulty in collecting accounts receivable;

•	fluctuations in foreign currency exchange rates;

•	restrictions on the expatriation of currency from a particular country;

•	export restrictions, tariffs, duties and other trade barriers;

•	changes in regulatory requirements and resulting costs;

•	differing cultures and business practices not consistent with our regulatory obligations in the United States;

•	compliance with various conflicting laws and regulations, including employment laws, and resulting costs; and

•	war, threats of war, terrorist activity or political or economic instability in certain parts of the world.

One or more of these risks could harm our future research operations and international sales. If we are unable to manage these risks of doing business internationally, our results of operations could suffer.

We may not be able to successfully integrate acquired businesses into our existing business.

As a part of our business strategy, we may acquire businesses, products or technologies to accelerate and enhance the product and services offerings toward our vision of SDO solutions. Most recently we acquired TeraQuest Metrics, a global process consulting firm. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel. Acquisition integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business. The challenges involved in the integration of acquired businesses include, but are not limited to:

•	demonstrating to customers that the acquisition will not result in adverse changes in customer service standards or business focus;

•	coordinating sales and marketing efforts to communicate our capabilities effectively;

•	training the acquired companies’ sales forces on our other technologies and how to engage in solution selling;

•	coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•	minimizing the diversion of management attention from ongoing business concerns;

•	managing integration issues of our acquired businesses shortly after, simultaneously with, or pending the completion of, other acquisitions;

•	maintaining productivity and support while consolidating corporate information technology, or IT, infrastructure; and

•	combining product and service offerings and preventing customers from deferring purchasing decisions or switching to other suppliers due to uncertainty about the direction of our offerings and our willingness to support and service existing products.

If we are unable to successfully integrate acquired businesses as a result of one or more of these factors, our business could be harmed.

Because competition for qualified technical and management personnel is intense, we may not be able to recruit or retain qualified personnel, which could harm the development of our products.

We believe that our ability to successfully grow and manage our business and to develop new products will depend, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled software engineers, sales personnel and management personnel. If we are unable to recruit and retain quality personnel, our ability to provide solutions that effectively solve customers’ problems could be harmed. As a result, we may lose customers or may not achieve anticipated sales during a particular period. In addition, the loss of technical talent may result in our being unable to ship new products or product upgrades at the times that we originally planned. If we experience delays in the shipment of new products or product upgrades, we may be unable to achieve anticipated sales during a particular period.

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

Our future success depends on growing our company. Failure to manage growth effectively could strain our resources, which would impede our ability to increase revenues. During the past two years, we have increased the number of product releases we make each year and have introduced a number of new products and services. In addition, we have undertaken a number of acquisitions in the last three years, diversified our product offerings and increased our international operations. There is a risk, especially following acquisitions and reductions in force, that we will be unable to manage the growth that we have recently experienced and that we will be unable to manage our increasingly dispersed organization, including our international operations. If we fail to manage these risks, our operating results could suffer.

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

We also expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively. In connection with ongoing improvement efforts as well as incremental improvements in our operational management data, we expect to implement and extend our Oracle financial system worldwide over the next several quarters, which will require a significant amount of resource and management attention. Any delay or failure in this project, or in the implementation of, or transition to, other new or enhanced systems, procedures and controls, could harm our ability to accurately forecast revenues and record and report financial and management information on a timely and accurate basis. This may result in increased costs and harm to our profitability.

Changes in accounting regulations and related interpretations and policies could cause us to defer recognition of revenue, recognize lower revenue and profits or reduce our net income or earnings per share.

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

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R “Share-Based Payment (SFAS 123R),” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS 95, “Statement of Cash Flows” and supercedes Accounting Principals Board Opinion No. 25 “Accounting for Stock Issued to Employees” and requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our Consolidated Statements of Operations. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS No. 123R in the third quarter of fiscal 2005 beginning July 1, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, we are evaluating the requirements under SFAS No. 123R and expect the adoption to have a material adverse impact on our Consolidated Statements of Income and net income per share.

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

As a software company, our intellectual property rights are among our most valuable assets. We rely on a combination of patent, copyright, trademark, trade secret laws, confidentiality agreements and other contractual arrangements and other methods to protect our intellectual property rights, but these measures may provide only limited protection. The protective steps we have taken may be inadequate to deter misappropriations of our intellectual property rights. In addition, it may be possible for an unauthorized third party to reverse-engineer or decompile our software products. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights, particularly in certain international markets, making misappropriation of our intellectual property more likely. Litigation may be necessary to protect our intellectual property rights, and such litigation can be time consuming and expensive.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and foreign currency exchange rates, as well as credit risk concentrations. To address the foreign currency exchange rate risk we enter into various foreign currency forward exchange contracts as described below. We do not use financial instruments for trading purposes.

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the United States dollar. The functional currency for all of our foreign operations is the local currency of the country in which we have established business operations. Both revenues and operating expenses in each of these countries are in local currencies, which mitigates a portion of the exposure related to fluctuations in local currencies against the United States dollar. However, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, we have established a program to minimize our foreign currency exposure utilizing forward exchange contracts to manage foreign currency exposures related to short-term inter-company balances denominated in foreign currencies. The goal of this program is to offset the translation effect of foreign currency-denominated short-term inter-company balances by entering into contracts to sell or buy foreign currency at the time a foreign currency receivable or payable is generated. At month-end, foreign currency-denominated balances and the forward exchange contracts are marked-to-market and unrealized gains and losses are included in current period net income.

During 2004 we recorded net foreign exchange losses of $1.5 million, included as part of interest and other income, net, in our Consolidated Statements of Operations. The foreign exchange losses were generated primarily due to the strength of the Euro, the United Kingdom Pound Sterling, and the Australian and Singapore dollars relative to the United States dollar. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our inter-company receivables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

During 2004 we recorded an unrealized foreign currency gain of approximately $3.1 million in cumulative other comprehensive income on the Consolidated Balance Sheets, in part, due to foreign currency movements on our long-term inter-company balances. As of December 31, 2004, we had $17.8 million, $3.1 million, $1.7 million, $1.6 million and $0.4 million in long-term inter-company balances that will be settled in Australian dollars, Singapore dollars, Japanese Yen, Brazilian Reais and South Korean Won, respectively.

We have performed a sensitivity analysis to assess the potential financial effect of possible near-term changes in foreign currency exchange rates. Based upon our analysis, the effect of such rate changes is not expected to be material to our financial condition, results of operations or cash flows because the effect of movements in currency exchange rates on our forward exchange contracts generally offset the related effect on the underlying inter-company balances.

The table below provides information about our derivative financial instruments, comprised of foreign currency forward exchange contracts as of December 31, 2004. The information is provided in United States dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table below presents the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates and the net fair value for our forward contracts as of December 31, 2004. All forward contracts in the table below represent contracts to buy or sell the currencies listed. All instruments mature within one month (dollar amounts in thousands).

	Notional Amount	Weighted- Average Contract Rate	Net Fair Value at December 31, 2004
Foreign currency forward exchange contracts:
Australian dollar	$2,495	0.7713	$2,486
Brazilian Real	1,160	2.7080	1,135
Canadian dollar	116	1.2136	116
Chinese Yuan Renminbi	2,525	8.2165	2,544
Euro	(3,982)	1.3700	(3,982)
Hong Kong dollar	(1,394)	7.7632	(1,396)
Indian Rupee	1,189	44.0400	1,176
Korean Won	1,037	1049.8000	1,031
New Zealand dollar	(874)	0.7170	(872)
Singapore dollar	11,302	1.6454	11,307
United Kingdom Pound Sterling	417	1.9173	416

Total	$13,991		$13,961

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our cash equivalents and short-term investments in a variety of financial instruments such as certificates of deposit, commercial paper and auction rate securities. By corporate policy, we limit the amount of our credit exposure to $5.0 million to any one commercial issuer.

We mitigate default risk by investing in securities rated at least A2/P2 as published by Standard and Poor’s and Moody’s, and by positioning our portfolio to respond appropriately to a significant reduction in the credit rating of any investment issuer. To ensure portfolio liquidity, our portfolio includes only marketable securities with active secondary and resale markets.

Cash and cash equivalents include investments, which have an original maturity of 90 days or less and short-term investments includes investments which have an original maturity of 91 days up to one year. As of December 31, 2004 and December 31, 2003, we held no investments with maturities in excess of 180 days. At December 31, 2004, the weighted-average interest rate we earn on our cash and cash equivalents balance of $76.4 million was 2.11% and the weighted-average interest rate we earn on our short-term investments balance of $144.8 million was 2.48%. At December 31, 2003, the weighted-average interest rate we earn on our cash and cash equivalents balance of $100.5 million was 0.62% and the weighted-average interest rate we earn on our short-term investments balance of $102.1 million was 1.27%. The difference in the weighted-average interest rates associated with cash equivalents and short-term investments is primarily due to interest rates on auction rate securities which are included in our short-term investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels as of December 31, 2004, it would not materially change the fair market value of our investment portfolio.

Credit Risks

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions and commercial paper. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. No single group or customer represented greater than 10% of total accounts receivable, net of allowances, as of December 31, 2004, 2003 or 2002.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY DATA

We believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance. Our revenues and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our revenues and results of operations could fluctuate significantly quarter to quarter and year to year. Significant quarterly fluctuations in revenues will cause significant fluctuations in our cash flows and the cash and cash equivalents, accounts receivable and deferred revenue accounts on our balance sheet. Causes of such fluctuations may include the volume and timing of new orders and renewals, the sales cycle for our products, the introduction of new products, return rates, product upgrades or updates by us or our competitors, changes in product mix, changes in product prices and pricing models, trends in the computer industry, general economic conditions (such as the recent economic slowdown), extraordinary events such as acquisitions or litigation and the occurrence of unexpected events (in thousands, except per share data):

	Fiscal 2004 (Unaudited)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total net revenues	$82,515	$77,648	$76,526	$72,859
Gross profit	$69,436	$66,833	$66,707	$61,465
Restructuring, litigation, amortization of other intangibles and acquisition-related expenses	$1,605 (a)	$5,283 (b)	$1,214 (c)	$1,739 (d)
Net income (loss)	$7,971	$(160)	$2,846	$713
Net income (loss) per share-basic	$0.10	$(0.00)	$0.04	$0.01
Net income (loss) per share-diluted	$0.10	$(0.00)	$0.03	$0.01
Shares used in computing basic net income (loss) per share	80,505	80,114	80,381	80,808
Shares used in computing diluted net income (loss) per share	82,932	80,114	81,798	82,737

	Fiscal 2003 (Unaudited)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total net revenues	$74,023	$70,573	$76,270	$74,370
Gross profit	$60,518	$55,578	$61,182	$60,355
Restructuring, litigation, amortization of other intangibles and acquisition-related expenses	$7,200 (e)	$8,245 (f)	$3,758 (g)	$13,555 (h)
Net loss	$(5,692)	$(12,192)	$(4,969)	$(17,691)
Net loss per share—basic	$(0.07)	$(0.15)	$(0.06)	$(0.22)
Net loss per share—diluted	$(0.07)	$(0.15)	$(0.06)	$(0.22)
Shares used in computing basic net loss per share	80,681	80,858	80,547	78,910
Shares used in computing diluted income per share	80,681	80,858	80,547	78,910

(a)	During the fourth quarter of fiscal 2004 we recorded $1.2 million in amortization from other purchased intangibles from the TogetherSoft and Starbase acquisitions and $0.4 million in acquisition-related expenses, which is principally associated with the earn-out provision of the VMGear acquisition.
Additionally, during the fourth quarter of fiscal 2004 we reversed approximately $0.9 million of accrued incentive compensation related to our CEO’s annual bonus component under the 2004 Incentive Compensation Plan. No bonus was awarded to our CEO because the corporate performance goals were not fully attained for 2004.
(b)

During the third quarter of fiscal 2004 we recorded $3.5 million in net restructuring costs including $3.1 million for exiting certain facilities, $1.1 million in severance and benefits costs resulting from headcount redundancies and $0.4 million in other restructuring costs, partially offset by a reversal of $1.1 million for a facility we exited for less than originally anticipated. In addition, we recorded $1.2 million in amortization from other purchased intangibles from the TogetherSoft and Starbase acquisitions, and $0.6 million in acquisition-related expenses, which is principally associated with the earn-out provision of the VMGear acquisition.

(c)	During the second quarter of fiscal 2004, we recorded $1.2 million in amortization from other purchased intangibles from the TogetherSoft and Starbase acquisitions and $0.6 million in acquisition-related expenses, which is principally associated with the earn-out provision of the VMGear acquisition, partially offset by the reversal of $0.6 million in restructuring expenses related to changes in estimates of outplacement costs and lease termination accruals for abandoned facilities.
(d)	During the first quarter of fiscal 2004, we recorded $1.2 million in amortization from other purchased intangibles from the TogetherSoft and Starbase acquisitions and $0.6 million in acquisition-related expenses, which is principally associated with the earn-out provision of the VMGear acquisition, partially offset by the reversal of $0.1 million in restructuring expenses related to in lease termination accruals for abandoned facilities.
(e)	During the fourth quarter of fiscal 2003 we recorded $4.0 million in restructuring costs from redundancies as a result of the TogetherSoft and Starbase acquisitions, $1.2 million in amortization from other purchased intangibles from the TogetherSoft, Starbase, VMGear, Bedouin, Boldsoft and Highlander acquisitions, and $2.0 million in acquisition-related expenses, which is principally associated with the earn-out provision of the VMGear acquisition.
(f)	During the third quarter of fiscal 2003 we recorded $3.7 million in restructuring costs from redundancies as a result of the TogetherSoft and Starbase acquisitions and excess facilities in the United Kingdom, $1.2 million in amortization from other purchased intangibles from the TogetherSoft, Starbase, VMGear, Bedouin, Boldsoft and Highlander acquisitions, and $3.3 million in acquisition-related expenses, which is principally associated with the earn-out provision of the VMGear acquisition.
(g)	During the second quarter of fiscal 2003 we recorded $1.1 million in amortization from other purchased intangibles from the TogetherSoft, Starbase, VMGear, Bedouin, Boldsoft and Highlander acquisitions, and $2.7 million in acquisition-related expenses, which is principally associated with the earn-out provision of the VMGear acquisition.
(h)	During the first quarter of fiscal 2003 we recorded $5.4 million in restructuring costs from redundancies as a result of the TogetherSoft and Starbase acquisitions and excess facilities in the United Kingdom, $1.0 million in amortization from other purchased intangibles from the TogetherSoft, Starbase, VMGear, Bedouin, Boldsoft and Highlander acquisitions, $2.6 million in acquisition-related expenses, which is principally associated with the earn-out provision of the VMGear acquisition, and a $4.6 million charge for in-process research and development from the TogetherSoft acquisition.

Our financial statements included with this Form 10-K are set forth under Item 15 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

CEO and CFO Certifications

Included as exhibits to this Annual Report on Form 10-K are “Certifications” of the Chief Executive Officer and the Chief Financial Officer. The first form of certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report contains the information concerning the controls evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Disclosure controls and procedures are those controls and procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a set of processes designed by, or under the supervision of, our CEO and CFO, or persons performing similar functions, and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”). Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of its inherent limitations, control systems may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of our Disclosure Controls and Procedures

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation and review was done under the supervision and with the participation of our CEO and CFO and other management. The evaluation of our disclosure controls and procedures by our CEO and CFO included a review of the controls’ objectives and design, the controls’ implementation by us and the effect of the controls on the information generated for use in this Annual Report on Form 10-K.

Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management’s assessment of the effectiveness of our internal control over financial reporting is discussed in “Management’s Report on Internal Control Over Financial Reporting” which is included in “Item 15. Exhibits and Financial Statement Schedules” to this Annual Report on Form 10-K. This report appears on page 63.

Audit Report of PricewaterhouseCoopers LLP

Our independent registered public accounting firm has issued an audit report on our assessment of the effectiveness of our internal control over financial reporting. This report is also included in “Item 15. Exhibits and Financial Statement Schedules” to this Annual Report on Form 10-K and appears on page F-2.

Changes in Internal Control Over Financial Reporting

We have recently completed our first annual company-wide review of our internal control over financial reporting, as part of the process of preparing for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and as a complement to our existing overall program of internal control over financial reporting. In this connection, we improved the design and effectiveness of our internal control over financial reporting throughout the year ended December 31, 2004. However, there were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2004 which our management concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item will be set forth in the Proxy Statement for the 2005 Annual Meeting of Stockholders under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information will be filed with the SEC within 120 days after the end of the year ended December 31, 2004 and is incorporated herein by reference. The name, age, position and business experience of each of our executive officers are set forth in Item 1 of this Form 10-K under the heading “Executive Officers,” which information is incorporated herein by reference. We have adopted a written code of conduct that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. The code of conduct is posted on our website at http://www.borland.com. under the headings Company/Investor Relations/Corporate Governance. Amendments to, and waivers from, the code of ethics that applies to any of these officers, or persons performing similar functions, and that relates to any element of the code of conduct definition enumerated in Item 406(b) of Regulation S-K will be disclosed at the website address provided above and, to the extent required by applicable regulations, on a Current Report on Form 8-K.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item will be set forth in the Proxy Statement for the 2005 Annual Meeting of Stockholders under the headings “Executive Officer Compensation,” “Election of Directors,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference. Information contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Compensation Committee Report on Executive Compensation,” “Audit Committee Report and Disclosures” and “Stock Performance Graph” is not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be set forth in the Proxy Statement for the 2005 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Approval of Amendment to our 2002 Stock Incentive Plan”—“Equity Compensation Plan Information,” which information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item will be set forth in the Proxy Statement for the 2005 Annual Meeting of Stockholders under the headings “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be set forth in the Proxy Statement for the 2005 Annual Meeting of Stockholders under the heading “Independent Accountant’s Fees,” which information is incorporated herein by reference.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Upon written request, we will provide, without charge, a copy of our Annual Report on Form 10-K, including the consolidated financial statements and financial statement schedules for our most recent fiscal year. All requests should be sent to:

Borland Software Corporation

Attention: Investor Relations

20450 Stevens Creek Blvd., Suite 800

Cupertino, CA 95014

USA

Investor relations can also be reached at (408) 863-2965.

(a)	The following documents are filed as part of this report:

1.	Management’s Report on Internal Control Over Financial Reporting

2.	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

3.	Consolidated Financial Statement Schedule

All schedules are omitted because they are either not required, not applicable or the required information is otherwise included.

4.	Exhibits

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Date	Number	Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization by and among Borland Software Corporation, Targa Acquisition Corp. I, Targa Acquisition Corp. II, TogetherSoft Corporation, Peter Coad, as Primary Stockholders’ Agent, and Kurt Jaggers, as Secondary Stockholders’ Agent, dated as of October 29, 2002.	8-K	11/01/02	2.1

2.2	Agreement and Plan of Merger among Borland Software Corporation, Galaxy Acquisition Corp. and Starbase Corporation, dated as of October 8, 2002.	8-K	10/10/02	2.1

3.1	Restated Certificate of Incorporation of Borland Software Corporation.	10-Q	11/14/03	3.1

3.2	Amended and Restated Bylaws of Borland Software Corporation.	8-K	02/18/05	3.2

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Date	Number		Filed Herewith

4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/01	1

4.2	Specimen Stock Certificate of Borland Software.	10-Q	05/13/02	4.1

4.3	Investor Rights Agreement between Borland Software Corporation and Microsoft Corporation, dated as of June 7, 1999.	8-K	07/06/99	4.2	(a)

4.4	Stockholder Lock-up Agreement between Borland Software Corporation and Object International, Inc., dated as of January 14, 2003.	10-K	03/28/03	4.5

4.5	Stockholder Lock-up Agreement between Borland Software Corporation and Dietrich Charisius, dated as of January 14, 2003.	10-K	03/28/03	4.6

10.1	Form of Indemnity Agreement. +	S-8	09/26/90

10.2	2005 Incentive Compensation Plan for Executive Officers. +					X

10.3	1985 Stock Option Plan. +	10-K	3/28/03	10.4

10.4	Non-Employee Directors’ Stock Option Plan. +	8-K	12/27/91

10.5	1992 Stock Option Plan. +	S-8	07/04/92

10.6	1993 Stock Option Plan. +	S-8	03/11/93

10.7	1997 Stock Option Plan. +	S-8	12/19/97	4.4

10.8	Amendment to the 1997 Stock Option Plan. +	S-8	09/01/00	4.9

10.9	Second Amendment to the 1997 Stock Option Plan. +	S-8	06/01/01	4.6

10.10	1997 Employee Stock Purchase Plan. +	S-8	12/19/97	4.5

10.11	1998 Nonstatutory Stock Option Plan. +	10-K	03/28/03	10.12

10.12	1999 Employee Stock Purchase Plan. +	S-8	05/21/02	99.2

10.13	Borland Software Corporation Dale Fuller Individual Stock Option Plan. +	10-K	04/04/00	10.18

10.14	2002 Stock Incentive Plan. +	S-8	05/21/02	99.1

10.15	Form of Notice of Grant under the Discretionary Option Grant Program of the 2002 Stock Incentive Plan. +	10-Q	10/09/04	10.73

10.16	Form of Stock Option Agreement under the Discretionary Option Grant Program of the 2002 Stock Incentive Plan. +	10-Q	10/09/04	10.74

10.17	Form of Stock Issuance Agreement under the 2002 Stock Incentive Plan. +					X

10.18	Form of Option Agreement under the Automatic Option Grant Program of the 2002 Stock Incentive Plan. +					X

10.19	Form of Addendum to Stock Option Agreement under the 2002 Stock Incentive Plan (Twelve Months Acceleration) . +					X

10.20	Form of Addendum to Stock Option Agreement under 2002 Stock Incentive Plan (50% Acceleration). +					X

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Date	Number	Filed Herewith

10.21	Form of Addendum to Stock Option Agreement under 2002 Stock Incentive Plan (100% Acceleration). +				X

10.22	2003 Supplemental Stock Option Plan. +	8-K	01/13/03	99

10.23	Open Environment Corporation Amended and Restated 1993 Stock Option Plan +	10-K	03/28/03	10.17

10.24	Visigenic Software, Inc. 1995 Stock Option Plan. +	10-K	03/28/03	10.18

10.25	Starbase Corporation 2001 Stock Plan. +	S-8	01/24/03	99.1

10.26	Starbase Corporation 1996 Stock Option Plan. +	S-8	01/24/03	99.2

10.27	Starbase Corporation NSO Stock Option Program. +	S-8	01/24/03	99.3

10.28	Premia Corporation 1998 Stock Option Plan. +	S-8	01/24/03	99.4

10.29	Technology Builders, Inc. Amended and Restated Stock Option and Stock Incentive Plan. +	S-8	01/24/03	99.5

10.30	TogetherSoft Corporation 2000 Stock Plan. +	S-8	01/24/03	99.6

10.31	TogetherSoft Corporation 2001 Officer Stock Plan. +	S-8	01/24/03	99.7

10.32	TogetherSoft Corporation 2001 Non-U.S. Plan. +	S-8	01/24/03	99.8

10.33	TogetherSoft Corporation 2001 California Plan. +	S-8	01/24/03	99.9

10.34	Employment Agreement between Dale L. Fuller and Borland Software Corporation dated as of January 1, 2001. +	10-K	03/29/01	10.20

10.35	Amendment to Employment Agreement between Borland Software Corporation and Dale L. Fuller, dated July 1, 2003. +	10-Q	11/14/03	10.3

10.36	Employment Agreement between Kenneth R. Hahn and Borland Software Corporation dated as of August 7, 2002. +	10-Q	11/14/02	99.3

10.37	Amendment to Employment Agreement between Kenneth R. Hahn and Borland Software Corporation dated as of October 22, 2002. +	10-Q	11/14/02	99.4

10.38	Amendment to the Employment Agreement between Borland Software Corporation and Kenneth R. Hahn, dated as of June 7, 2004. +	10-Q	08/09/04	10.72

10.39	Addendum to Stock Option Agreement between Borland Software Corporation and Kenneth R. Hahn dated as of November 3, 2004. +				X

10.40	Employment Agreement between Borland Software Corporation and Scott Arnold, dated October 2, 2003. +	10-Q	11/14/03	10.4

10.41	Addendum to Stock Option Agreement between Borland Software Corporation and Scott Arnold dated as of November 3, 2004. +				X

10.42	Employment Agreement between Borland Software Corporation and Timothy J. Stevens, dated September 17, 2003. +	10-Q	11/14/03	10.5

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Date	Number	Filed Herewith

10.43	Amendment to Employment Agreement between Borland Software Corporation and Timothy J. Stevens, dated March 4, 2004. +	10-K	03/15/04	10.34

10.44	Addendum to Stock Option Agreement between Borland Software Corporation and Timothy J. Stevens dated as of November 3, 2004. +				X

10.45	Employment Agreement between Borland Software Corporation and Matthew Thompson, dated October 1, 2003. +	10-Q	11/14/03	10.6

10.46	Summary of Board Compensation +	8-K	02/18/05	10.77

10.47	Lease Agreement by and between Borland Software Corporation and ScanlanKemperBard Companies dated as of February 17, 2000.	10-K	03/29/01	10.44

10.48	First Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of September 30, 2000.	10-K	03/29/01	10.45

10.49	Second Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of June 1, 2001.	10-K	03/28/03	10.54

10.50	Third Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of November 1, 2001.	10-K	03/28/03	10.55

10.51	Net Office Lease and related agreements by and between Sun Microsystems, Inc., Cupertino City Center Buildings and Borland Software Corporation.	10-K	03/28/03	10.56

10.52	Office Lease and amendment between Starwood O.C. Portfolio I, L.L.C., and Starbase Corporation.	10-K	03/28/03	10.57

10.53	Lease and amendment between Davis-Sandler Three LLC and TogetherSoft Corporation.	10-K	03/28/03	10.58

10.54	Technology License and Distribution Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of October 31, 1995. ++	10-Q	08/13/01	10.2

10.55	Addendum Number 1 to Technology License and Distribution Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of June 25, 1998. (To the best of our knowledge, no executed document titled “Addendum Number 2” exists.)	10-Q	08/13/01	10.3

10.56	Addendum Number 3 to Technology License and Distribution Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of June 15, 2000.	10-Q	08/13/01	10.4

10.57	Amendment No. 4 to Technology License and Distribution Agreement Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000. *	10-Q	08/13/01	10.11

10.58	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of November 7, 1995.	10-Q	08/13/01	10.5

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Date	Number	Filed Herewith

10.59	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of March 9, 1998.	10-Q	08/13/01	10.6

10.60	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of November 5, 1998.	10-Q	08/13/01	10.7

10.61	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of February 1, 1999.	10-Q	08/13/01	10.8

10.62	Software License Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000.	10-Q	08/13/01	10.11

10.63	Addendum Number 1 to Software License Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 12, 2001.	10-Q	05/13/02	10.1

10.64	Trademark License for Java Powered between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000.	10-Q	08/13/01	10.12

10.65	Wireless Toolkit Supplement to the Sun Community Source Licenses between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 21, 2001. ++	10-Q	05/13/02	10.5

10.66	Open Tools License Agreement between Microsoft Corporation and Borland Software Corporation, dated as of March 2, 1999.	10-Q	05/13/02	10.6

10.67	Amendment Number 1 to Open Tools License Agreement between Microsoft Corporation and Borland Software Corporation, dated as of June 2, 1999.	10-Q	05/13/02	10.7

10.68	Amendment Number 2 to Open Tools License Agreement between Microsoft Corporation and Borland Software Corporation, dated as of January 9, 2003. ++	10-K	03/28/03	10.80

10.69	Extension of the Open Tools License Agreement between Microsoft Corporation and Borland Software Corporation, dated as of February 11, 2004.	10-K	03/15/04	10.66

10.70	License and Distribution Agreement (Microsoft Internet Explorer and Components – Windows 95 and Windows NT Version) between Microsoft Corporation and Borland Software Corporation, dated as of May 7, 1997.	10-Q	05/13/02	10.8

10.71	Letter Agreement between Microsoft Corporation and Borland Software Corporation, dated as of April 30, 2004.	10-Q	05/10/04	10.71

21.1	Subsidiaries of Borland Software Corporation.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (see signature page).				X

31.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

31.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Date	Number	Filed Herewith

32.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

32.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
++	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

A copy of any exhibit will be furnished (at a reasonable cost) to any of our stockholders upon receipt of a written request. Such request should be sent to Borland Software Corporation, 100 Enterprise Way, Scotts Valley, California USA 95066-3249, Attn: Corporate Secretary.

(b)	Exhibits

See Item 15(a) above.

(c)	Financial Statement Schedules

See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Borland Software Corporation has duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Scotts Valley, California, on the 24th day of March 2005.

BORLAND SOFTWARE CORPORATION (Registrant)

By:	/s/ KENNETH R. HAHN
Kenneth R. Hahn Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Dale L. Fuller, Kenneth R. Hahn and Timothy J. Stevens his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his substitute or substitutes, do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Borland Software Corporation and in the capacities as indicated on the 24th day of March 2005.

/s/ WILLIAM K. HOOPER	/s/ ROBERT DICKERSON
William K. Hooper, Chairman of the Board and Director	Robert Dickerson, Director

/s/ ROBERT H. KOHN	/s/ WILLIAM F. MILLER
Robert H. Kohn, Vice Chairman and Director	William F. Miller, Director

/s/ DALE L. FULLER	/s/ T. MICHAEL NEVENS
Dale L. Fuller, President, Chief Executive Officer and Director (principal executive officer)	T. Michael Nevens, Director

/s/ KENNETH R. HAHN	/s/ JOHN F. OLSEN
Kenneth R. Hahn, Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	John F. Olsen, Director

/s/ CHARLES J. ROBEL
Charles J. Robel, Director

/s/ GREGORY W. SLAYTON
Gregory W. Slayton, Director

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Borland Software Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment we have concluded that, as of December 31, 2004, our internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm as stated in their report which is included on page F-2 of this Annual Report on Form 10-K for the year ended December 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Borland Software Corporation:

We have completed an integrated audit of Borland Software Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the financial position of Borland Software Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 15(a)(1), that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 24, 2005

BORLAND SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$76,432	$100,498
Short-term investments	144,766	102,148
Accounts receivable, net of allowances of $9,830 and $14,647	62,924	54,989
Other current assets	12,642	13,333

Total current assets	296,764	270,968
Property and equipment, net	16,117	20,377
Goodwill	182,390	183,303
Intangible assets, net	12,630	26,752
Other non-current assets	7,382	10,389

Total assets	$515,283	$511,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,384	$11,843
Accrued expenses	45,214	50,046
Short-term restructuring	1,864	6,783
Income taxes payable	16,443	12,009
Deferred revenues	51,647	48,330
Other current liabilities	7,018	7,754

Total current liabilities	132,570	136,765
Other long-term liabilities	6,333	7,156

	138,903	143,921

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $.01 par value; 200,000,000 shares authorized; 80,936,862 and 81,001,946 shares issued and outstanding	809	810
Additional paid-in capital	638,077	624,713
Accumulated deficit	(198,826)	(210,196)
Deferred compensation	(1,002)	(2,475)
Cumulative other comprehensive income	12,671	9,571

	451,729	422,423
Less common stock in treasury at cost, 9,999,084 and 7,677,906 shares	(75,349)	(54,555)

	376,380	367,868

Total liabilities and stockholders’ equity	$515,283	$511,789

The accompanying notes are an integral part of the consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Licenses and other revenues	$214,021	$219,044	$204,481
Service revenues	95,527	76,192	40,098

Total net revenues	309,548	295,236	244,579

Cost of licenses and other revenues	9,426	12,650	15,222
Cost of service revenues	25,963	26,898	20,798
Amortization of acquired intangibles	9,718	18,055	1,112

Cost of revenues	45,107	57,603	37,132

Gross profit	264,441	237,633	207,447

Selling, general and administrative	167,833	171,355	123,869
Research and development	68,093	73,454	59,873
Restructuring, litigation, amortization of intangibles, acquisition-related expenses and other charges	9,841	32,758	4,574

Total operating expenses	245,767	277,567	188,316

Operating income (loss)	18,674	(39,934)	19,131
Interest and other income, net	1,734	2,861	6,869
Gain (loss) on investments and non-current assets	—	500	(2,916)

Income (loss) before income taxes	20,408	(36,573)	23,084
Income tax provision	9,038	3,971	5,724

Net income (loss)	$11,370	$(40,544)	$17,360

Net income (loss) per share—basic	$0.14	$(0.51)	$0.24
Net income (loss) per share—diluted	$0.14	$(0.51)	$0.23

Shares used in computing basic net income (loss) per share	80,425	80,249	71,423
Shares used in computing diluted net income (loss) per share	82,052	80,249	74,769

The accompanying notes are an integral part of the consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Net income (loss)	$11,370	$(40,544)	$17,360
Other comprehensive income:
Fair market value adjustment for available-for-sale securities, net of tax	—	9	345
Foreign currency translation adjustments	3,100	3,484	2,046

Comprehensive income (loss)	$14,470	$(37,051)	$19,751

The accompanying notes are an integral part of the consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid in Capital	Accumulated (Deficit)	Treasury Stock		Cumulative Other Comprehensive Income	Deferred Compensation	Total
	Number of Shares	Amount			Number of Shares	Amounts
Balance at December 31, 2001	68,028	$680	$488,744	$(187,012)	4,836	$(28,191)	$3,687	$(1,123)	$276,785
Employee stock option, employee stock purchase plan and other, net	1,955	19	11,528	—	—	—	—	—	11,547
Repurchase of common stock	(865)	(9)	—	—	865	(7,803)	—	—	(7,812)
Conversion of Series C preferred stock	3,065	31	(31)	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	460	460
Fair market value adjustment for available for sale securities	—	—	—	—	—	—	345	—	345
Foreign currency translation adjustment	—	—	—	—	—	—	2,046	—	2,046
Net income	—	—	—	17,360	—	—	—	—	17,360

Balance at December 31, 2002	72,183	721	500,241	(169,652)	5,701	(35,994)	6,078	(663)	300,731
Employee stock option, employee stock purchase plan and other, net	3,081	31	16,708	—	—	—	—	662	17,401
Repurchase of common stock	(2,079)	(20)	(525)	—	1,977	(18,561)	—	—	(19,106)
Issuance of common stock in connection with TogetherSoft acquisition	7,817	78	97,325	—	—	—	—	—	97,403
Issuance of restricted stock	—	—	2,403	—	—	—	—	(2,403)	—
Starbase option value	—	—	79	—	—	—	—	—	79
Intrinsic value of TogetherSoft option grants	—	—	8,482	—	—	—	—	(1,165)	7,317
Amortization of TogetherSoft option values	—	—	—	—	—	—	—	627	627
Amortization of deferred compensation	—	—	—	—	—	—	—	467	467
Fair market value adjustment for available for sale securities	—	—	—	—	—	—	9	—	9
Foreign currency translation adjustment	—	—	—	—	—	—	3,484	—	3,484
Net loss	—	—	—	(40,544)	—	—	—	—	(40,544)

Balance at December 31, 2003	81,002	810	624,713	(210,196)	7,678	(54,555)	9,571	(2,475)	367,868
Employee stock option, employee stock purchase plan and other, net	2,256	23	14,198	—	—	—	—	—	14,221
Cancellation of restricted stock	—	—	(834)	—	—	—	—	834	—
Repurchase of common stock	(2,270)	(23)	—	—	2,270	(20,137)	—	—	(20,160)
Amortization of TogetherSoft option values	—	—	—	—	—	—	—	185	185
Release of TogetherSoft escrow shares	(51)	(1)	—	—	51	(657)	—	—	(658)
Amortization of deferred compensation	—	—	—	—	—	—	—	454	454
Foreign currency translation adjustment	—	—	—	—	—	—	3,100	—	3,100
Net income	—	—	—	11,370	—	—	—	—	11,370

Balance at December 31, 2004	80,937	$809	$638,077	$(198,826)	9,999	$(75,349)	$12,671	$(1,002)	$376,380

The accompanying notes are an integral part of the consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,370	$(40,544)	$17,360
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,597	31,318	7,742
Loss on sale of fixed assets and real estate	33	213	60
Loss on sale of investments and non-current assets	—	1,709	500
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(5,341)	7,243	(2,512)
Other assets	4,459	4,681	1,344
Accounts payable and accrued expenses	(7,377)	(5,602)	804
Income taxes payable	5,271	(1,136)	(2,435)
Short-term restructuring	(4,919)	(7,060)	151
Deferred revenues	2,034	(1,863)	3,921
Other	(2,504)	(1,678)	(1,367)

Cash provided by (used in) operating activities	24,623	(12,719)	25,568

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,127)	(6,629)	(3,547)
Acquisition of VMGear, net of cash acquired	—	—	(2,193)
Acquisition of Boldsoft, net of cash acquired	—	—	(850)
Acquisition of Starbase, net of cash acquired	—	(5,320)	(18,773)
Acquisition of TogetherSoft, net of cash acquired	—	(71,627)	—
Acquisition costs related to TogetherSoft	—	—	(1,674)
Investment in AltoWeb	—	—	(2,500)
Investment in AppForge	—	500	(500)
Purchases of short-term investments	(133,441)	(173,492)	(303,970)
Sales of short-term investments	91,025	266,683	122,534

Cash provided by (used in) investing activities	(45,543)	10,115	(211,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	14,683	17,219	11,547
Repurchase of common stock	(20,160)	(19,106)	(7,812)

Cash provided by (used in) financing activities	(5,477)	(1,887)	3,735

Effect of exchange rate changes on cash	2,331	4,172	2,520

Net change in cash and cash equivalents	(24,066)	(319)	(179,650)
Beginning cash and cash equivalents	100,498	100,817	280,467

Ending cash and cash equivalents	$76,432	$100,498	$100,817

Cash paid during the year for:
Interest	$183	$125	$26
Income taxes	$5,333	$4,594	$7,707
Supplemental disclosure of non-cash transactions:
Assets acquired under capital lease	$—	$781	$—
Deferred tax asset effect on acquired amortizable intangibles	$—	$15,239	$—
Deferred tax liabilities effect on acquired amortizable intangibles	$—	$15,239	$—

The accompanying notes are an integral part of the consolidated financial statements.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    THE COMPANY

We were incorporated in California in 1983 and reincorporated in Delaware in 1989. We maintain our corporate offices at 100 Enterprise Way, Scotts Valley, California 95066-3249, and our main telephone number at that location is 831-431-1000. We also maintain an Internet website at http://www.borland.com.

We are a provider of software development and application infrastructure solutions. We provide our customers with a comprehensive solution that is designed to help them deliver better software faster by offering products that address the definition, design, development, testing and deployment phases of the application development lifecycle and that help customers manage software development projects from beginning to end. We also provide maintenance, architectural consulting, training, education, technical support and project management. The corporation’s trading symbol on the Nasdaq National Market is “BORL.”

In November 2002, we acquired 79% of Starbase Corporation for $19 million in cash and began to consolidate the results of operations of Starbase. In January 2003, we completed the acquisition of Starbase by acquiring the remaining 21% of Starbase for $5 million. Starbase was a provider of end-to-end enterprise software for requirements definition and management and change and configuration management.

In January 2003, we acquired TogetherSoft Corporation for $189 million in cash and stock. TogetherSoft was a leading provider of platform-neutral design-driven development solutions that accelerate the software development process. Refer to Note 6 of Notes to Consolidated Financial Statements for additional information.

In January 2005, we completed the acquisition of privately held TeraQuest Metrics, Inc. for $5 million in cash. TeraQuest was a Texas-based consulting firm focusing on software improvement, quality assurance and risk management for corporate and government software organizations. Refer to Note 17 of Notes to Consolidated Financial Statements for additional information.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of all of our wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Management Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Key estimates include sales returns and allowances, bad debt reserves, inventory reserves, restructuring charges, taxes, valuation of goodwill and intangibles and occasionally percentage-of-completion evaluations. Actual results could differ from those estimates.

Reclassifications

Certain auction rate securities have been reclassified from cash equivalents to short-term investments. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based upon our re-evaluation of the maturity dates associated with the underlying bonds, we have reclassified $96.5 million of auction rate securities, previously classified as cash equivalents, to short-term investments in 2003. In addition, purchases of short-term and long-term investments and sales of short-term investments, included in the accompanying Consolidated Statements of Cash Flows, have been revised to reflect the purchase and sale of auction rate securities during the periods presented. This reclassification did not impact total net revenues, net loss, or net loss per share for the year ended December 31, 2003.

We reclassified certain long-term tax liabilities to current tax liabilities in our December 31, 2003 Consolidated Balance Sheet to conform to our December 31, 2004 presentation.

Beginning January 1, 2004, we reclassified expenses related to certain employees from selling, general and administrative to research and development. To conform to the 2004 presentation, the associated employee-related expenses have been reclassified in our Consolidated Statements of Operations in 2003 and 2002. Specifically, we reclassified $9.2 million and $9.1 million in 2003 and 2002, respectively, of employee related expenses from selling, general and administrative to research and development.

Revenue Recognition

We derive revenues from the licensing of our software and the sale of related services, including assistance with implementation and integration, post-contract customer support, or PCS, consulting and education.

We recognize license fees on contracts that do not involve significant implementation or integration essential to the functionality of our products upon delivery when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is probable. For arrangements with multiple elements, we determine the value for services and PCS based upon vendor specific objective evidence, or VSOE, in accordance with American Institute of Certified Public Accountants Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition,” or SOP 97-2, and related accounting literature. VSOE for the services element is based upon the standard hourly rates we charge for services, given the complexity of the services and experience of the professional performing the services or the amount charged on similar transactions. VSOE for annual PCS is established with the stated future renewal rates included in the contracts or the amount charged on a similar transaction or other specific evidence. We recognize revenue for the license portion of a multiple element arrangement based upon the residual contract value as prescribed by SOP No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions,” or SOP 98-9. We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not generally request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. If we determine that a fee is not fixed or determinable, we defer the fee and recognize revenue as the fee becomes due. We generally recognize revenue for software licensed for a specific time period, or license term, ratably over the term of the license.

We also sell comprehensive enterprise software solutions. These solutions may involve significant implementation or integration essential to the functionality of our products. We recognize license and service revenues associated with contracts involving significant implementation or integration, either on a completed- contract basis or, occasionally, on a percentage-of-completion basis depending on whether or not we can obtain reliable estimates of the costs to complete the work. We classify revenues from these arrangements as license and/or service revenues, based upon the estimated fair value of each element based upon vendor specific objective evidence. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated in accordance with SOP No. 81-1, “Accounting for

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance of Construction-Type and Certain Production-Type Contracts.” During 2004, 2003 and 2002 we did not account for any consulting contracts on a completed-contract basis.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 “Revenue Recognition,” or SAB 104, which superseded SAB 101 “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 was to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101, as they apply to us, remain largely unchanged by the issuance of SAB 104.

Due to historic return rates and our willingness to accept returns from our major distributors, we maintain allowances for all unsold inventories held by our distributors. Net revenue on inventory held by our distributors is recognized upon sell-through to their customers. Additionally, we maintain allowances for product returns from our channel resellers and end users, whose revenues are recognized on a sell-in basis, based upon historical return rates, current economic trends, changes in customer demand and acceptance of our products. Management makes significant judgments and estimates when establishing our sales returns and other allowances, especially when concerning channel resellers. The provision for sales returns and rebates amounted to $2.6 million, $6.3 million and $12.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The reserve for sales returns and rebates was $6.5 million and $9.2 million as of December 31, 2004 and 2003, respectively. The provision for sales returns and rebates is recorded as a reduction of licenses and other revenues in the period that the accrual is considered necessary. The reserve balance is recorded in the balance sheet as an accounts receivable allowance. If future returns and rebates increase over historical levels, additional allowances may be required.

Other service revenues from consulting and education services are recognized as such services are performed. Service revenues from PCS are recognized ratably over the support period, generally one year.

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares out standing during the period. Diluted net income (loss) per share is computed using the weighted-average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method).

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years Ended December 31,
	2004	2003	2002
Numerator:
Net income (loss)	$11,370	$(40,544)	$17,360

Denominator:
Denominator for basic net income (loss) per share—weighted-average shares	80,425	80,249	71,423
Effect of dilutive securities:
Employee stock options	1,556	—	3,252
Other	71	—	94

Denominator for diluted net income (loss) per share—weighted-average shares and assumed conversions	82,052	80,249	74,769

Net income (loss) per share—basic	$0.14	$(0.51)	$0.24
Net income (loss) per share—diluted	$0.14	$(0.51)	$0.23

The computation of diluted net loss per share for the year ended December 31, 2003 excluded the impact of all outstanding options to purchase 13.7 million shares of common stock because such impact would be antidilutive due to our net loss for the year ended December 31, 2003. The impact of options to purchase 6.8 million and 4.3 million shares of common stock were not included in the computation of diluted net income per share at December 31, 2004 and 2002, respectively, because the exercise price of these options was greater than the average market price of a share of common stock during 2004 and 2002, respectively, and the inclusion of such options would have been antidilutive.

Other in 2004 includes the impact of 71,000 shares of non-vested restricted common stock awards. Other in 2003 excludes the impact of 95,000 shares of non-vested restricted common stock awards. Other in 2002 includes the impact of 94,000 shares of non-vested restricted common stock awards.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. Cumulative other comprehensive income (loss), as presented on the accompanying Consolidated Balance Sheets, consists of fair value adjustments for available-for-sale securities, and cumulative foreign currency translation adjustments.

Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investments having an original maturity of 90 days or less to be cash equivalents. Short-term investments are classified as securities available for sale. Securities are carried at fair value, using the specific identification method, with the unrealized gains and losses, net of tax, reported as a component of cumulative other comprehensive income (loss).

Our investment portfolio is comprised of marketable securities. At December 31, 2004 our investment portfolio included four issues of AAA rated commercial paper with an aggregate amortized cost value of $20.0 million and three issues of AAA rated auction rate securities which were bought at a discount with a total amortized cost value of approximately $12.9 million. All of these instruments were purchased in the month of

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 2004 and are scheduled to mature within the first quarter of fiscal 2005. At December 31, 2003 our investment portfolio included five issues of A-1 rated commercial paper with an aggregate amortized cost value of $23.9 million and one issue of an AAA rated auction rate security that we bought at a discount with a total amortized cost value of approximately $5.0 million. Unrealized gains and losses on these instruments were insignificant at December 31, 2004 and 2003.

At December 31, 2003 our investment portfolio included five issues of A-1 rated commercial paper with an aggregate amortized cost value of approximately $23.9 million, which carried an unrealized loss of approximately $24.5 million and one issue of an AAA rated auction rate security that carried an insignificant unrealized gain.

Foreign Exchange Gains and Losses

A significant portion of our business is conducted in currencies other than the United States dollar. The functional currency for all of our foreign operations is the local currency of the country in which we have established business operations. Both revenues and operating expenses in each of these countries are in the local currencies, which mitigates a portion of the exposure related to fluctuations in local currencies against the United States dollar. In addition, we have established a program to minimize our foreign currency exposure utilizing forward exchange contracts to manage exposures related to fluctuations in local currencies against the United States dollar. The goal of this program is to offset the translation effect by entering into contracts to sell or buy foreign currencies at the time a foreign currency receivable or payable is generated. At month-end, foreign currency-denominated balances and the forward exchange contracts are marked-to-market and unrealized gains and losses are included in current period net income. The net gain (loss) recorded on the Consolidated Statements of Operations on such foreign currency contracts and underlying transactions was $(1.5) million, $0.4 million and $(1.3) million for the years ended December 31, 2004, 2003 and 2002, respectively. These foreign exchange gains and losses are included in interest and other income, net on the Consolidated Statements of Operations.

Certain inter-company balances are designated as long-term. Exchange gains and losses associated with these long-term inter-company balances are recorded as a component of cumulative other comprehensive income on the Consolidated Balance Sheets. In addition, foreign exchange translations gains and losses are included as a component of cumulative other comprehensive income. During the year ended December 31, 2004, 2003 and 2002, currency gains and losses recorded in cumulative other comprehensive income amounted to a net gain of $3.1 million, $3.5 million and $2.0 million, respectively. As of December 31, 2004, we had $17.8 million, $3.1 million, $1.7 million, $1.6 million and $0.4 million in long-term inter-company balances that will be settled in Australian dollars, Singapore dollars, Japanese Yen, Brazilian Reais, and South Korean Won, respectively.

Financial Instruments

The fair value of our financial instruments, including cash and cash equivalents, short-term investments, accounts and notes receivable, accrued expenses, capital leases, accounts payable and forward exchange contracts, is based upon the present value of the expected cash flows and approximate carrying values.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. We place our cash, cash equivalents and short-term investments in a variety of financial instruments such as certificates of deposit, commercial paper and auction rate securities. By policy, we limit the amount of our credit exposure to $5.0 million to any one financial institution or commercial issuer.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We offer credit terms on the sale of our software products to distributors, retail dealers and certain end-user customers. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for uncollectible accounts receivable based upon the expected collectability of all accounts receivable. A specific bad debt reserve of up to 100% of the invoice value is provided for certain problematic customer balances. A general reserve is established for all other accounts based on the age of the invoices. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable. Additions to the allowance for sales returns, rebates and doubtful accounts were $1.3 million, $7.1 million and $13.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Charges against the allowance were $6.3 million, $7.8 million and $11.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

No single group or customer represents greater than 10% of total accounts receivable, net of allowances, as of December 31, 2004 or 2003. No single group or customer represented greater than 10% of our total net revenues for the years ended December 31, 2004 or 2003. For the year ended December 31, 2002, sales to one customer, Ingram Micro, Inc. and its subsidiaries, accounted for approximately 12% of our total net revenues.

We are exposed to credit loss in case of non-performance by counterparties to foreign exchange contracts, but we do not anticipate non-performance by these counterparties.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, we evaluate the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 requires recognition of impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair value less cost to dispose for assets to be disposed. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment was recorded during 2004, 2003 or 2002.

In accordance with SFAS 144, we account for property held for sale at the lower of the carrying value or the fair value less selling costs. At December 31, 2002, we had classified an office building we own and lease to a third party with a book value of $9.9 million as property held for sale. Since December 31, 2003, this asset has been classified as a depreciable asset as we were unsuccessful at selling the property. When the property was put back into service, it was at its prior cost basis, reduced for depreciation expense that would have been recorded during the period the asset was removed from service, as required by SFAS 144, which approximated the fair value of the asset on that date.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings	31.5 years

Computer equipment	3 to 5 years

Furniture, fixtures and equipment	5 years

Leasehold improvements	Shorter of lease term or useful life

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 was $6.6 million, $7.7 million and $5.8 million, respectively. The costs of maintenance and repairs are expensed as incurred. The costs of assets and related accumulated depreciation are removed from the accounts upon retirement or disposition and any resulting gain or loss is reported as income or expense.

We capitalize costs relating to internal use software in accordance with the provisions of SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” or SOP 98-1. Software development costs, including costs incurred to purchase third party software, are capitalized beginning when we have determined certain factors are present including, among others, that technology exists to achieve the performance requirements, and/or buy versus internal development decisions have been made. Capitalization of software costs ceases when the software is substantially complete, is ready for its intended use, and is amortized over its estimated useful life using the straight-line method. We had $0.3 million and $1.0 million in unamortized internal use software costs as of December 31, 2004 and 2003, respectively. We did not capitalize any costs associated with internal use software in 2002. We amortized $1.2 million, $0.9 million and $1.6 million in costs associated with internal use software during 2004, 2003 and 2002, respectively. These costs are amortized over a useful life ranging from three to five years.

In June 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations,” or SFAS 143. SFAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, we are accreting the liability in relation to the asset retirement obligation over time and the accretion expense is being recorded as an operating expense. SFAS 143 was effective for us beginning on January 1, 2003. In accordance with SFAS 143, we recorded an asset retirement obligation related to our restoration obligation for one of our facilities and the present value of the asset retirement obligation as a long-lived asset is being depreciated over the life of the lease.

Stock-Based Compensation Plans

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. We recognize compensation cost for stock options, if any, ratably over the vesting period. Generally, we grant options with an exercise price equal to the closing market price of our stock on the grant date. Accordingly, we have not recognized any compensation expense for our stock option grants. We provide additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123,” or SFAS 148, using the Black-Scholes pricing model employing the multiple option approach. We charge the value of the equity instrument to earnings and in accordance with FASB’s Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25.”

We have also granted restricted common stock awards to certain employees and officers with a purchase price of $0.01 per share. Our restricted common stock awards generally vest over a five-year period from the date of grant based on continued service. We record to deferred compensation within stockholders’ equity the aggregate amount by which the closing price of our common stock on the date of grant exceeds the cash purchase price of the restricted common stock. Deferred compensation associated with these grants is amortized to

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating expenses over the respective vesting term. Refer to Note 11 of Notes to Consolidated Financial Statements for additional information.

Pro Forma Net Income (Loss) and Net Income (Loss) Per Share

Had we recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123 using the Black-Scholes option pricing model and the multiple option approach, for awards granted to employees under our stock option and stock purchase plans, our pro forma net income (loss) and earnings (loss) per share for the years ended December 31, 2004, 2003 and 2002 would have been as follows (amounts in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002
Net income (loss):
As reported	$11,370	$(40,544)	$17,360
Stock compensation adjustment—intrinsic value	$93	$124	$—
Stock compensation expense, net of tax	$(11,209)	$(18,880)	$(24,843)

Pro Forma	$254	$(59,300)	$(7,483)

Net income (loss) per share:
As reported basic	$0.14	$(0.51)	$0.24
As reported diluted	$0.14	$(0.51)	$0.23

Pro Forma basic	$0.00	$(0.74)	$(0.10)
Pro Forma diluted	$0.00	$(0.74)	$(0.10)

The pro forma amounts include compensation expenses related to stock option grants and stock purchase rights for the years ended December 31, 2004, 2003 and 2002.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2004	2003	2002
Expected life	4.2 years	4.5 years	3.6 years
Risk-free interest rate	3.49%	3.19%	3.10%
Volatility	60.0%	62.0%	68.0%
Dividend yield	0.00%	0.00%	0.00%

We account for stock options issued to non-employees, excluding non-employee directors, under SFAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123,” or EITF 96-18. We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model employing the multiple option approach. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. We charge the value of the equity instrument to earnings over the term of the service agreement.

Our Employee Stock Purchase Plan, or ESPP, allows participants to purchase shares at 85% of the lower of the fair value of the common stock at the beginning of the offering period or the fair value on the purchase date.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There are two offering periods, a twelve month annual offering period that begins on or about December 1 of each year and a six-month half year offering period that generally begins on or about June 1 of each year. ESPP compensation cost (included in Pro Forma Net Income (Loss) and Net Income (Loss) Per Share amounts) is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2004	2003	2002
Expected life	1 year	1 year	1 year
Risk-free interest rate	2.12%	1.24%	3.10%
Volatility	41.0%	52.0%	68.0%
Dividend yield	0.00%	0.00%	0.00%

Research and Development

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

During 2002, we entered into contracts to perform non-recurring engineering projects for several customers. Under these arrangements, we received cash payments for engineering services upon the achievement and delivery of certain milestones. During 2002, we accounted for cash payments of $2.6 million received under these arrangements as a reduction of research and development expenses. During 2003, changes to the services provided caused these arrangements to become recurring engineering projects. As such, we accounted for these arrangements in 2004 and 2003 as services revenues with the associated costs included in cost of services. From time to time we perform non-recurring engineering projects for customers who desire modifications to our software and we generally account for the payments we receive from these projects as a reduction to research and development expenses.

Goodwill and Acquired Intangibles

Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired in various acquisitions, net of assumed liabilities. Amortization of purchased technology and maintenance contracts charged to cost of revenues during the years ended December 31, 2004, 2003 and 2002 was $9.7 million, $18.1 million and $1.1 million, respectively. Amortization of other acquired intangibles charged to operating expenses during the years ended December 31, 2004, 2003 and 2002 was $4.7 million, $4.5 million and $0.6 million, respectively. We had approximately $12.6 million and $26.8 million in unamortized acquired intangibles at December 31, 2004 and 2003, respectively. We also had $182.4 million and $183.3 million of unimpaired goodwill at December 31, 2004 and 2003, respectively.

Beginning in 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142, and accordingly, we discontinued amortization of the unimpaired goodwill. In accordance with SFAS 142, we evaluate the goodwill for impairment on an annual basis. Impairment of goodwill is performed in two steps. First, the carrying value of the reporting unit is compared to the fair value of the reporting unit including the goodwill. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, then we move to the second

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

step of the impairment test. The second step of the impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of the goodwill, the impairment loss shall be recognized as an operating expense in an amount equal to that excess. We performed the evaluation of the goodwill during the quarter ended September 30, 2004 based upon a single reporting unit. We did not record an impairment of goodwill during the years ended December 31, 2004, 2003 or 2002.

Advertising Costs

We expense the production costs of advertising, including direct response, the first time the advertising takes place. Advertising expense was $4.0 million, $4.9 million and $3.0 million during the years ended December 31, 2004, 2003 and 2002, respectively. We also fund certain advertising activities of our reseller channel. These costs are treated as advertising expenses under EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” or EITF 01-09, as we have deemed that the identifiable benefit is sufficiently separable from the customer’s purchase of our product and the fair value of that benefit is reasonably estimable. The amounts related to funded advertising was $1.7 million, $1.6 million and $1.9 million during the years ended December 31, 2004, 2003 and 2002, respectively.

Income Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. Based on the weight of the available evidence, we have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is their local currency. The balance sheet accounts of these subsidiaries are translated into United States dollars at the exchange rate as of the balance sheet date.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monthly revenues, costs and expenses are translated using the weighted-average rate for that month. Resulting exchange gains and losses are reported as a component of cumulative other comprehensive income within stockholders’ equity.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R “Share-Based Payment (SFAS 123R),” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS 95, “Statement of Cash Flows,” and supercedes Accounting Principals Board Opinion No. 25 “Accounting for Stock Issued to Employees,” and requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our Consolidated Statements of Operations. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS No. 123R in the third quarter of fiscal 2005 beginning July 1, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Refer to “Pro Forma Net Income (Loss) and Net Income (Loss) Per Share” above for the pro forma net income (loss) and net income (loss) per share amounts, for 2002 through 2004, as if we had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, we are evaluating the requirements under SFAS No. 123R and expect the adoption to have a material adverse impact on our Consolidated Statements of Income and net income per share.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, or FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act, or AJCA, introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to the AJCA, we will not be entitled to this special deduction in 2005, as the deduction is applied to taxable income after taking into account net operating loss carryforwards, and we have significant net operating loss carryforwards that will fully offset taxable income. We, therefore, do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we have not begun our analysis and do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29,” which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our consolidated financial position, results of operations or cash flows.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2004, the EITF reached a consensus on the remaining portions of EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” effective for the first reporting period beginning after June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Companies are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than-temporary. In September 2004, the FASB approved FASB Staff Position EITF 03-01, which defers the effective date for recognition and measurement guidance contained in EITF 03-01 until certain issues are resolved. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The adoption of this EITF is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 3.    INVESTMENTS

The following tables summarize our investments in available-for-sale debt securities (in thousands):

	December 31, 2004
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair value
Auction rate securities	$142,124	$—	$—	$142,124
Certificates of deposit	2,642	—	—	2,642

	$144,766	$—	$—	$144,766

	December 31, 2003
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair value
Auction rate securities	$101,825	$—	$—	$101,825
Commercial paper	347	—	(24)	323

	$102,172	$—	$(24)	$102,148

Realized gains and losses were not material in the years ended December 31, 2004, 2003 or 2002, respectively.

Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities as long as 39 years. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction.

Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. We have classified these investments as short-term investments based on our ability to either liquidate our holdings or roll the investment over to the next reset period.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of the underlying variable rate long-term bonds related to our holdings of auction rate securities classified as available-for-sale debt securities are as follows (in thousands):

	Maturities of the Underlying Variable Rate Long-term Bonds at December 31,
	2004	2003
Due within one year	$13,500	$5,000
Due after one year through twenty years	3,700	10,000
Due after twenty years through thirty-nine years	124,924	86,825

	$142,124	$101,825

NOTE 4.    GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill is as follows (in thousands):

Goodwill
Balance as of December 31, 2003	$183,303
Adjustments to initial purchase accounting	(913)

Balance as of December 31, 2004	$182,390

The adjustments to goodwill during the year ended December 31, 2004 are related to reversals of accrued expenses and other reserves originally recorded as part of the purchase accounting for our Togethersoft and Starbase acquisitions, partially offset by net adjustments due to fluctuations in foreign currency exchange rates. Specifically, in the fourth quarter of fiscal 2004, we recorded a decrease to goodwill of $1.3 million, due to an escrow release consisting of $0.7 million worth of our common stock and $0.6 million in cash related to the TogetherSoft acquisition. Refer to Note 6 of Notes to Consolidated Financial Statements for additional information. Our impairment testing since the adoption of SFAS 142 was performed with the assistance of an independent third party source and has resulted in no impairments to goodwill. The market capitalization method was the primary method used to determine the fair values for SFAS 142 impairment purposes. The assumptions supporting the cash flows, including the premium for control, which has been assumed to be 20-25%, were determined using our best estimates as of the dates of the impairment reviews.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize our intangible assets, net (in thousands):

	December 31, 2004
	Gross carrying amount	Accumulated amortization	Net carrying value
Acquired technology	$30,720	$(21,022)	$9,698
Maintenance contracts	8,700	(8,700)	—
Trademarks	8,300	(5,430)	2,870
Other	5,047	(4,985)	62

	$52,767	$(40,137)	$12,630

	December 31, 2003
	Gross carrying amount	Accumulated amortization	Net carrying value
Acquired technology	$30,495	$(11,465)	$19,030
Maintenance contracts	8,700	(8,513)	187
Trademarks	8,300	(2,664)	5,636
Other	4,975	(3,076)	1,899

	$52,470	$(25,718)	$26,752

The intangible assets are all amortizable and have original estimated useful lives as follows: acquired technology—2 to 3 years; maintenance contracts—1 year; trademarks—3 years; other—1 to 3 years. Based on the current amount of intangibles subject to amortization, the estimated future amortization expense related to our intangible assets at December 31, 2004 is as follows (in thousands):

Future Amortization
2005	$12,166
2006	420
2007	44
2008	—
2009	—

Total	$12,630

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.    CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS COMPONENTS

Details of certain balance sheet captions are as follows (amounts in thousands):

	December 31, 2004	December 31, 2003
Property and equipment:
Buildings	$10,171	$10,171
Computer equipment	94,538	87,236
Furniture, fixtures and equipment	15,003	15,129
Other	15,516	14,307

	135,228	126,843
Less accumulated depreciation and amortization	(123,145)	(110,500)

	12,083	16,343
Land	4,034	4,034

Total	$16,117	$20,377

Accrued expenses:
Accrued payroll and incentives	$25,537	$28,240
Professional service fees and settlement costs	5,918	6,879
Other	13,759	14,927

Total	$45,214	$50,046

Long-term debt, liabilities and other:
Non-current portion of accrued restructuring charges	$2,052	$3,979
Long-term leases	2,349	1,729
Other	1,932	1,448

Total	$6,333	$7,156

Details of restructuring, litigation, amortization of other intangibles, in-process research and development, acquisition-related expenses and other charges are as follows (amounts in thousands):

	Years Ended December 31,
	2004	2003	2002
Restructuring	$4,589	$13,091	$681
Amortization of other intangibles	4,681	4,505	558
Acquisition-related expenses	2,309	10,562	4,623
Non-recurring benefit from reversal of litigation and restructuring accruals	(1,738)	—	(1,588)
In-process research and development	—	4,600	300

Total	$9,841	$32,758	$4,574

During 2004 we recorded $4.6 million in restructuring expenses, which included $3.1 million related to the exiting of certain facilities and $1.1 million related to severance and benefits resulting from headcount reductions totaling 42 employees, including 39 in selling, general and administrative and three in research and development. The facility amount represents the present value of our remaining lease payments less anticipated sublease income plus the write-off of leasehold improvements and certain other costs. We also recorded $0.4 million in

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restructuring expenses related to the write-off of certain fixed assets and other costs. Additionally, we reversed $1.7 million of restructuring accruals related to changes in estimates of lease termination accruals for facilities we exited for less than our previous estimate and due to changes in estimates of outplacement costs. Refer to Note 7 of Notes to Consolidated Financial Statements for additional information. We recorded $4.7 million in operating expenses from the amortization of other purchased intangibles primarily from the TogetherSoft and Starbase acquisitions and $2.3 million in acquisition-related expenses, which were principally associated with the earn-out provision of the VMGear acquisition.

During the year ended December 31, 2003, we recorded $13.1 million in restructuring costs from redundancies as a result of the TogetherSoft and Starbase acquisitions and excess facilities in the United Kingdom, $4.5 million in operating expenses from the amortization of other purchased intangibles from the TogetherSoft, Starbase, VMGear, Bedouin, Boldsoft and Highlander acquisitions, $10.6 million in acquisition-related expenses, principally associated with the earn-out provision of the VMGear acquisition, and a $4.6 million charge for in-process development related to the TogetherSoft acquisition.

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

NOTE 6.    ACQUISITIONS

TogetherSoft Corporation

On January 14, 2003, we completed the acquisition of TogetherSoft Corporation, or TogetherSoft, a privately held corporation. The consideration consisted of $82.5 million in cash, 9,050,000 shares of Borland common stock and the assumption of certain liabilities and obligations of TogetherSoft, including those arising under its stock option plans. The consideration paid was reduced for certain legal expenses paid by TogetherSoft. Approximately $22.8 million of the total consideration was held in escrow to indemnify us against, and reimburse us for, certain events and cover certain liabilities and transaction costs. In the fourth quarter of fiscal 2004, $1.3 million in consideration, which consisted of $0.7 million worth of our common stock and $0.6 million in cash, was released to us from this escrow and $11.9 million in consideration, which consisted of $5.0 million in cash and $6.9 million worth of our common stock, was released to the former TogetherSoft shareholders, leaving a total of $9.5 million in the escrow. Unused consideration will be released from escrow at certain times between 2005 and 2007.

Of the total purchase price, approximately $150.9 million was originally allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, goodwill is not being amortized and is tested for impairment annually during the third fiscal quarter as well as when circumstances indicate a possible impairment.

The total purchase price we recorded was $188.8 million, which consisted of (a) a total of 7.8 million shares of Borland common stock issued upon consummation valued at $97.4 million (using a fair value per share of $12.46), (b) cash of $78.0 million, net of cash to be received from the exercise of stock options ($3.6 million), certain legal fees paid by TogetherSoft in conjunction with the transaction ($0.3 million) and cash paid to holders

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of cash rights that will be paid over the vesting period of the cash rights ($0.6 million), (c) $8.5 million of consideration for options to purchase 1.2 million equivalent shares of Borland common stock assumed as part of the merger, and (d) direct transaction costs of approximately $4.9 million. The fair value of Borland’s common stock issued was determined using the 5-day average price surrounding the date the acquisition was announced. The fair value of the options assumed in the transaction was determined using the Black-Scholes option-pricing model and the following assumptions: expected life of one year, risk-free interest rate of 2%, expected volatility of 71% and no expected dividend rate. This acquisition was accounted for as a purchase. The total purchase price we recorded for the TogetherSoft merger is as follows (in thousands):

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

Of the purchase price of TogetherSoft, $4.6 million represented acquired in-process research and development, or IPRD, that had not yet reached technological feasibility and has no alternative future use. The discount rate used in the valuation of IPRD was 21%–23%. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisition. Independent third-party sources assisted us in calculating the value of IPRD by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion. In determining the value ultimately assigned to IPRD, we considered the stage of completion, complexity of work to date, difficulty of completing the remaining development, costs already incurred and the expected cost to complete the project.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the short-term portion of our restructuring activity related to the TogetherSoft acquisition accounted for according to the Emerging Issues Task Force Issue No. 95-3, or EITF 95-3, for the years ended December 31, 2003 and 2004 (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2002	$—	$—	$—	$—
2003 restructuring accrual	3,441	3,109	506	7,056
Cash paid and write-offs during 2003	(3,036)	(2,962)	(506)	(6,504)

Accrual at December 31, 2003	405	147	—	552
Cash paid during 2004	(85)	(163)	—	(248)
Reclassification from long-term restructuring	—	79	—	79

Accrual at December 31, 2004	$320	$63	$—	$383

During 2003 we recorded a long-term facilities restructuring accrual of $0.1 million related to the TogetherSoft acquisition that was reclassified as short-term restructuring during 2004.

The TogetherSoft short-term restructuring is included in short-term restructuring on our Consolidated Balance Sheets. We expect our severance and benefits accrual to be fully paid by the end of 2005, and we are currently seeking to sublet or terminate the leases on our vacant facilities.

Starbase Corporation

On October 8, 2002, we signed a merger agreement to purchase all of the outstanding shares of Starbase Corporation, or Starbase, for an aggregate consideration of $24.0 million and $2.0 million in bridge financing that was forgiven upon the consummation of the transaction. Starbase was a provider of end-to-end enterprise software lifecycle solutions covering requirements definition and management, code and content development, and change and configuration management.

Supplemental pro forma information reflecting the acquisitions of TogetherSoft and Starbase as if they occurred on January 1, 2002 is as follows (in thousands, except per share amounts, unaudited):

	Year Ended December 31,
	2003	2002
Total net revenues	$295,236	$330,178
Net loss	$(30,645)	$(20,336)
Net loss per share	$(0.38)	$(0.28)

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

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Highlander Engineering, Inc.

On May 23, 2002, we acquired certain assets of privately-held Highlander Engineering, Inc., or Highlander, a provider of software solutions for the embedded systems market. The assets were acquired in exchange for cash earnout commitments not to exceed $2.0 million over a two-year period contingent upon the financial performance of the acquired software products and services. As of December 31, 2004, no commitments remained related to the Highlander acquisition.

VMGear

On January 18, 2002, we completed our acquisition of Redline Software, Inc., or VMGear, which was a provider of performance assurance and testing solutions for Java developers. The transaction was accounted for as a purchase. Total fixed consideration of $2.0 million was paid upon the close of the transaction and acquisition-related costs were $0.2 million. Additional contingent consideration related to the transaction included retention payments of $16.0 million, which were earned through the continued employment of certain individuals and on the achievement of revenues derived from the sale of VMGear products. The contingent consideration was paid over a three-year period ending in December 2004.

The results of operations for the acquisitions of BoldSoft, Highlander and VMGear were not material to our financial statements and, accordingly, pro forma results have not been presented.

NOTE 7.    RESTRUCTURING AND MERGER-RELATED CHARGES

We accounted for our restructuring activities in accordance with EITF 94-3 and SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS No. 112, “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statement No. 5 and 43,” and SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” as applicable. The following table summarizes our short-term restructuring activity for the years ended December 31, 2004, 2003 and 2002 (amounts in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2001	$329	$279	$293	$901
2002 restructuring	—	681	—	681
Cash paid during 2002	(229)	(412)	—	(641)
Non-cash costs	49	22	(13)	58
Reclassification of previous restructuring	—	108	(108)	—

Accrual at December 31, 2002	149	678	172	999
March 2003 restructuring	961	2,024	50	3,035
September 2003 restructuring	2,419	1,063	170	3,652
December 2003 restructuring	3,376	405	258	4,039
Cash paid and write-offs during 2003	(3,406)	(3,289)	(176)	(6,871)
Reclassification from long-term restructuring	—	1,377	—	1,377

Accrual at December 31, 2003	3,499	2,258	474	6,231
September 2004 restructuring	1,073	1,398	395	2,866
Cash paid and write-offs during 2004	(3,812)	(5,101)	(787)	(9,700)
Reversal of previous restructuring	(436)	(1,302)	—	(1,738)
Reclassification of previous restructuring	(226)	—	226	—
Reclassification from long-term restructuring	—	3,822	—	3,822

Accrual at December 31, 2004	$98	$1,075	$308	$1,481

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our September 2004 restructuring included $4.6 million in restructuring expenses. Of this amount, $2.9 million was recorded as a short-term restructuring accrual, including $1.1 million related to severance and benefits resulting from headcount reductions totaling 42 employees, including 39 in selling, general and administrative and 3 in research and development, and $1.4 million related to the exiting from certain facilities. The facility amount represents our remaining lease payments less anticipated sublease income plus the write-off of leasehold improvements and certain other costs. We also recorded $0.4 million related to the write-off of certain fixed assets and other costs.

At December 31, 2004, we had $2.1 million in our long-term restructuring accrual related to the lease obligations for vacant facilities mentioned above, of which $1.6 million relates to our September 2004 restructuring. We expect our severance and benefits and other accruals to be fully paid by the end of 2005, and we are currently seeking to sublet or terminate the leases on our vacant facilities.

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

The following table summarizes our long-term restructuring activity for the years ended December 31, 2004, 2003 and 2002 (amounts in thousands):

Facilities
Accrual at December 31, 2001	$2,449
Adjustments to restructuring	26
Reclassification to short-term restructuring	(681)

Accrual at December 31, 2002	1,794
March 2003 restructuring	2,306
Adjustments to restructuring	1,177
Reclassification to short-term restructuring	(1,377)

Accrual at December 31, 2003	3,900
September 2004 restructuring	1,804
Adjustments to restructuring	170
Reclassification to short-term restructuring	(3,822)

Accrual at December 31, 2004	$2,052

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The adjustments to restructuring line items in the table above primarily relate to fluctuations in foreign exchange rates, especially that of the United Kingdom Pound Sterling.

During the years ended December 31, 2004 and 2003, we reclassified $3.8 million and $1.4 million, respectively, from our long-term restructuring accrual to short-term restructuring accrual to properly reflect the current portion of the lease obligations for vacant facilities in the United Kingdom. During 2004, we settled our obligation on one of the two facilities for less than our previous estimate and, as a result, reversed $1.1 million in reserves. For the year ended December 31, 2004, we reversed $1.7 million in reserves, which includes the $1.1 million previously mentioned and $0.6 million related to changes in estimates of outplacement costs and certain other lease termination accruals for exited facilities that we were able to exit for less than our previous estimate.

NOTE 8.    INCOME TAXES

Income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
U.S.	$9,391	$(32,701)	$10,910
Non-U.S.	11,017	(3,872)	12,174

	$20,408	$(36,573)	$23,084

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$275	$(620)	$—
State	681	200	5
Non-U.S.	7,681	4,083	5,137

	8,637	3,663	5,142

Deferred:
Federal	—	—	—
State	—	—	—
Non-U.S.	401	308	582

	401	308	582

Income tax provision	$9,038	$3,971	$5,724

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income before income taxes (in thousands):

	Year Ended December 31,
	2004	2003	2002
Tax provision computed at U.S. statutory rate	$7,141	$(12,802)	$8,079
State taxes	1,224	(2,195)	1,385
Limitation or (benefit) on utilization of U.S. losses, credits and future deductions	(8,752)	3,993	(5,351)
Non-U.S. withholding taxes	1,432	1,452	1,567
Tax effect of acquisition-related non-deductible goodwill and intangibles.	5,858	8,996	—
Subsidiaries’ results subject to tax at rates other than U.S. statutory rates	2,290	3,313	(1,064)
Limitation or (benefit) on utilization of non-U.S. losses, credits and future deductions	(155)	1,214	1,108

Income tax provision	$9,038	$3,971	$5,724

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are comprised of the following (in thousands):

	Year Ended December 31,
	2004	2003
Accrued expenses	$8,975	$11,911
Accounts receivable reserves	2,251	3,366
Inventory valuation	279	606
Depreciation, amortization and other	924	928
U.S. federal and state loss and credit carryforwards	138,961	141,690
Non-U.S. loss carryforwards	10,584	8,867

Gross deferred tax assets	161,974	167,368
Deferred tax assets valuation allowance	(155,874)	(155,142)

Deferred tax assets, net of valuation allowance.	$6,100	$12,226

Acquired intangibles.	$(5,092)	$(10,950)

Deferred tax liability, net	$(5,092)	$(10,950)

Deferred tax assets, net	$1,008	$1,276

At December 31, 2004 and 2003, we had recorded valuation allowance against a substantial portion of our deferred tax assets. In accordance with SFAS 109 and based on all available evidence on a jurisdictional basis, including our historical operating results, acquisition strategy, continued competition in all the markets in which we participate, the possibility of future industry consolidation and the uncertainty of predicting our future income, the valuation allowance reduces our deferred tax assets to an amount that is more likely than not to be realized. The amount of valuation allowance can be attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of reserves, tax credit carryovers, NOL carryovers, accrued expenses and other temporary differences.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS 109, deferred tax liabilities of $19.9 million were recorded during 2003 for the tax effect of the non-deductible amortizable intangible assets associated with the TogetherSoft and Starbase acquisitions. Deferred tax assets of $19.9 million were also recorded as we released a portion of our previously established valuation allowance against our deferred tax assets. We release a portion of the valuation allowance to the extent the realization of our deferred tax assets becomes assured as a result of the additional taxable income generated by the non-deductible amortizable intangible assets. In 2004, deferred tax liabilities of $5.9 million were written off against the corresponding deferred tax assets for the tax effect of the amortization of the non-deductible acquired intangibles. As of December 31, 2004, we have deferred tax assets and deferred tax liabilities of $4.0 million and $1.1 million for Togethersoft and Starbase, respectively, remaining.

For U.S. federal and state income tax purposes, we have NOL carryforwards of $275.5 million and $5.0 million at December 31, 2004, respectively. These loss carryforwards will expire between 2008 and 2024, if not utilized. We also have $33.4 million of NOL carryforwards in various foreign jurisdictions. In 2003, we succeeded to the U.S. federal NOL carryforwards of TogetherSoft and Starbase in the amounts of $2.4 million and $31.5 million, respectively. In the event that we can utilize these NOL carryforwards against our U.S. federal taxable income, we will release $11.9 million of the valuation allowance against goodwill. In addition, $155.9 million of our NOL carryforwards relate to the exercise of employee stock options, the tax benefit ($54.6 million) of which, if recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

We have available U.S. federal and state tax credit carryforwards of $29.7 million and $11.5 million, respectively. These credit carryforwards will expire beginning in 2005, if not utilized. We also have Alternative Minimum Tax, or AMT, credit carryforwards for U.S. federal income tax purposes of $1.0 million, which do not expire.

Utilization of federal and state NOL and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before full utilization.

Applicable U.S. income and non-U.S. withholding taxes have not been provided on undistributed earnings of $30.2 million of our foreign subsidiaries as such earnings are considered to be permanently invested in foreign operations. We are planning to evaluate the impact of the one-time favorable foreign earnings repatriation provision enacted as part of the American Jobs Creation Act of 2004. We may decide to repatriate some level of our foreign earnings in the future; however, until we complete our analysis we cannot reasonably estimate the amount and the tax effect of such repatriation.

NOTE 9.	SERIES B MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SERIES C CONVERTIBLE PREFERRED STOCK

In prior years, we issued 770 shares of Series B mandatorily redeemable convertible preferred stock, or Series B Shares, for $38.5 million. For each Series B Share, we also issued to the purchaser a warrant to purchase 400 shares of our common stock at a per share price equal to 125% of the closing price of the common stock on the issuance date. During the year ended December 31, 1999, all remaining outstanding Series B Shares were converted into 10,831,000 shares of common stock at an average conversion rate of $3.41 per share. On July 27, 2002, all the remaining warrants issued in conjunction with our Series B Preferred Stock expired unexercised.

In 1999, we sold an aggregate of 625 shares of Series C Convertible Preferred Stock, or Series C Stock, to Microsoft Corporation for $25 million. Prior to December 31, 2002, all 625 shares of the outstanding Series C

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Preferred Stock had been converted into 6,720,430 shares of common stock and at December 31, 2002, no shares of Series C Convertible Preferred Stock were outstanding.

NOTE 10. COMMON	SHARES RESERVED FOR FUTURE ISSUANCE

Shares of common stock reserved for future issuance at December 31, 2004 are as follows:

Employee Stock Purchase Plans	736,618
Stock Option Plans	15,669,785

Total	16,406,403

NOTE 11.    DEFERRED COMPENSATION

During the year ended December 31, 2003, we granted 280,000 shares of restricted stock to certain employees and officers with a cash purchase price of $0.01 per share and a vesting term of five years. The stock is subject to repurchase if employment terminates prior to vesting. Deferred compensation was charged for the aggregate amount by which the price of our common stock on the date of grant exceeded the cash purchase price of the restricted stock, which was $2.4 million. This charge was recorded as a component of stockholder’s equity and is amortized as compensation expense over the five-year vesting term. During the year ended December 31, 2004 we reversed $0.8 million of the unamortized deferred compensation balance as a result of employee terminations. During the years ended December 31, 2004 and 2003 we recognized $0.1 million and $20,000, respectively, of deferred compensation expense. At December 31, 2004, 171,000 restricted shares remain outstanding and the unamortized deferred compensation balance related to these shares was $1.5 million.

During the years ended December 31, 2004, 2003 and 2002, we recorded deferred compensation expense of $1.8 million, $10.1 million and $4.1 million, respectively, as a result of our acquisition of Redline Software, Inc., or VMGear, in January 2002. We recorded deferred compensation expense in the form of contingent consideration which included retention payments to be earned through continued employment of certain individuals and earnout payments to be contingent upon revenues derived from the sale of VMGear products. The contingent consideration was paid over a three-year period ending in December 2004.

During the years ended December 31, 2004 and 2003, we recorded net deferred compensation expense of $0.1 million and $0.4 million, respectively, which primarily represented the intrinsic value of the unvested TogetherSoft employee stock options assumed in the acquisition of TogetherSoft for which vesting is dependent upon the continued employment of these employees. This balance of deferred compensation is being amortized to operating expenses over the respective vesting term of these assumed employee options, which ranges from two to four years. No deferred compensation expense was recorded in the year ended December 31, 2002 related to the TogetherSoft acquisition.

NOTE 12.    STOCK REPURCHASE PROGRAMS

During September 2001, our Board of Directors authorized discretionary repurchases of up to $30 million of our outstanding common stock. In February 2004, our Board of Directors authorized an increase to the stock repurchase program of up to $30 million, increasing total discretionary repurchase authorizations to $60 million. As a part of this program, we repurchased 1,768,200 common shares for an average price of $8.75 a share for a total consideration of $15.5 million during the year ended December 31, 2004. We repurchased 1,783,505 common shares for an average price of $9.41 a share for a total consideration of $16.8 million during the year ended December 31, 2003, and repurchased 864,700 common shares for an average price of $9.03 a share for a

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

total consideration of $7.8 million during the year ended December 31, 2002. This program is currently deemed to be in effect and at December 31, 2004 $17.2 million remains authorized for future repurchases.

In August 2003, our Board of Directors authorized a 10b5-1 repurchase program whereby up to $15 million of our outstanding common stock, or 1,000,000 shares, whichever comes first, may be repurchased with a per trading day limit of 2,000 shares. Under this program we repurchased 502,000 common shares for an average price of $9.36 a share for total consideration of $4.7 million during the year ended December 31, 2004. We repurchased 200,000 common shares for an average price of $9.23 a share for total consideration of $1.8 million during the year ended December 31, 2003. This program is currently deemed to be in effect and at December 31, 2004 the lesser of $8.5 million or 298,000 shares remain available for future repurchases.

NOTE 13.    EMPLOYEE BENEFIT PLANS

Stock Option Plans

As of December 31, 2004, we have various stock-based compensation plans. Our employee stock option plans allow us to grant, on a discretionary basis, both incentive stock options and non-qualified stock options, as well as restricted stock and stock bonuses. Generally, options have been granted that vest monthly over a four-year vesting period from the date of grant. For most grantees, options expire at the earlier of either three months after termination of the grantee’s employment or ten years after the date of grant.

Under our 2002 Stock Incentive Plan, we automatically grant options to non-employee directors on a nondiscretionary basis. Upon first joining the Board, each non-employee director is granted options to acquire 30,000 shares of our common stock. All such shares vest one year from the date of grant. Effective July 1, 2001, and on July 1 of each year thereafter, each non-employee director (excluding the Chairman of the Board) receives an annual stock option to purchase 12,500 shares of our common stock. The Chairman of the Board receives an annual stock option grant to purchase 17,500 shares of our common stock. In addition, each non-employee director that serves as a member on a committee of the Board receives an additional annual stock option to purchase 1,000 shares of our common stock for each committee on which they serve as a member. In addition to the option for service on the committee, a non-employee director that serves as the chairman of a committee of the Board receives an additional stock option to purchase 1,000 shares of our common stock for each such service. These stock options vest over a three-year vesting schedule with one-third of the options vesting one year from the date of the grant and the remaining two-thirds of the options vesting over the remaining two years on a monthly basis. In the event of a change of control of Borland, the options will vest immediately.

At December 31, 2004, 3,103,076 shares were available for future grant under our various stock option plans. All options granted under the plans for the years ended December 31, 2004, 2003 and 2002 were priced at the market value on the date of grant.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 12, 2003, our stockholders approved an amendment to increase the reserve under the 2002 Stock Incentive Plan by an additional 2,500,000 shares to bring the total to 5,000,000 shares of our common stock authorized for issuance thereunder. The following table summarizes our stock option activity and related weighted-average exercise prices within each category for the years ended December 31, 2004, 2003 and 2002 relating to our stock option plans (in thousands, except share price data):

	Year Ended December 31,
	2004		2003		2002
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of period	13,722	$11.42	13,753	$9.45	13,333	$8.73
Stock options:
Granted	3,412	9.44	5,035	9.84	3,271	11.04
Exercised	(1,599)	6.55	(2,543)	5.37	(1,482)	5.54
Canceled	(2,968)	13.36	(2,523)	19.18	(1,369)	10.51

Options outstanding at end of period	12,567	$10.99	13,722	$11.42	13,753	$9.45

Exercisable	7,047	$11.83	7,295	$12.21	6,171	$8.33

The fair value of each option grant, as defined by SFAS 123, is estimated on the date of grant using the Black-Scholes pricing model. The Black-Scholes pricing model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2004	2003	2002
Expected life	4.2 years	4.5 years	3.6 years
Risk-free interest rate	3.49%	3.19%	3.10%
Volatility	60.0%	62.0%	68.0%
Dividend yield	0.00%	0.00%	0.00%

The weighted-average fair value of the stock options granted under the employee stock option plans during the years ended December 31, 2004, 2003 and 2002, as defined by SFAS 123, was $5.69, $6.70 and $6.97, respectively.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2004 (options outstanding and exercisable are in thousands):

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2004	Weighted- Average Exercise Price
		(in years)
$0.49–$5.99	2,137	5.47	$5.28	2,134	$5.28
$6.00–$8.99	2,626	7.50	7.80	1,159	7.39
$9.00–$11.00	4,299	8.74	9.91	1,083	9.96
$11.01–$14.00	1,892	7.63	12.74	1,142	12.69
$14.01–$715.00	1,613	5.44	24.53	1,529	25.04

	12,567	7.33	$10.99	7,047	$11.83

Employee Stock Purchase Plans

Our Employee Stock Purchase Plan, or ESPP, allows our eligible employees, and the eligible employees of our subsidiaries, to purchase shares of our common stock through payroll deductions. Purchases are limited to 15% of the employee’s compensation, subject to a maximum annual employee purchase limit of $25,000 worth of our common stock and a maximum employee purchase date limit of no more than 1,250 shares of our common stock. The ESPP shares may be purchased by participants at 85% of the lower of the fair value of the common stock at the beginning of the offering period or the fair value on the purchase date. There are two offering periods, a twelve month annual offering period that begins on or about December 1 of each year and a six-month half year offering period that generally begins on or about June 1 of each year. An employee may not participate simultaneously in more than one offering. Generally, the annual offering period is comprised of two six-month purchase periods ending on or about the last day of May and November of each year, while the half year offering period is comprised of a single purchase period. On June 12, 2003, our stockholders approved an amendment to our 1999 Employee Stock Purchase Plan to increase the shares authorized for issuance by 900,000 shares. Of the 3,100,000 shares of common stock that have been reserved for issuance under the plan, 2,363,382 shares were issued through December 31, 2004. Sales under the plan during the years ended December 31, 2004, 2003 and 2003 were 572,202, 508,492 and 441,749 shares of common stock at an average price of $7.44, $8.01 and $7.97 per share, respectively.

Compensation cost (included in Pro Forma Net Income (Loss) and Net Income (Loss) Per Share amounts) is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2004	2003	2002
Expected life	1 year	1 year	1 year
Risk-free interest rate	2.12%	1.24%	3.10%
Volatility	41.0%	52.0%	68.0%
Dividend yield	0.00%	0.00%	0.00%

The weighted-average fair value of those purchase rights granted during the years ended December 31, 2004, 2003 and 2002, as defined by SFAS 123, was $2.99, $4.01 and $5.51, respectively.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

401(k) Benefit Plan

We maintain a 401(k) retirement savings plan, or the Plan, for our full-time employees. Each participant in the Plan may elect to contribute up to $14,000 of his or her annual compensation to the Plan for 2005. The limit for 2004 was $13,000. We match employee contributions at a rate of 50% to a maximum of 6% of the employee’s annual compensation. Employer contributions are fully vested at the time they occur. During 2004, 2003, and 2002, our contributions amounted to $1.4 million, $1.7 million and $1.3 million, respectively.

NOTE 14.    STOCKHOLDER RIGHTS AGREEMENT

In October 2001, we adopted a successor Stockholder Rights Plan to protect the stockholders in the event that a third party proposes an unsolicited takeover of Borland that has not been recommended or approved by the Board of Directors. This rights plan replaced an earlier rights plan, which expired in December 2001. Under the successor Stockholder Rights Plan, each share of our outstanding common stock carries one preferred share purchase right, or Right. Each Right entitles the holder, other than the acquiring person or entity, under certain circumstances, to purchase common stock at a 50% discount from our then-current market price. The Rights are redeemable at a nominal price and expire in December 2011.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15.    ENTERPRISE-WIDE DISCLOSURES

We have various wholly-owned subsidiaries, which develop, market and/or distribute our products in other countries. In certain international markets not covered by our international subsidiaries, we generally sell through independent distributors. For our geographic disclosures, inter-company transactions are recorded at either cost or applicable transfer price, as appropriate. Inter-company transactions and balances are eliminated upon consolidation. Based on the characteristics of operating segments described in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” we present our results of operations based on a single reporting segment. As required by SFAS 131 our summary financial information from our reportable segment is as follows (amounts in thousands):

	Year Ended December 31,
	2004	2003	2002
Total net revenues from unaffiliated customers:
Americas	$139,585	$146,035	$109,031
EMEA	121,515	104,976	88,382
Asia Pacific	48,448	44,225	47,166

Total net revenues	$309,548	$295,236	$244,579

Design	$59,007	$50,489	$3,600
Develop	100,145	124,662	153,855
Deploy	54,869	43,893	47,026
Technical support	75,690	53,108	25,148
Consulting and education services	19,837	23,084	14,950

Total net revenue	$309,548	$295,236	$244,579

Inter-company revenues U.S.	$10,344	$15,214	$16,754
Elimination of inter-company revenues	(10,344)	(15,214)	(16,754)

Reported inter-company revenues	$—	$—	$—

Depreciation and amortization expense:
Americas	$18,395	$27,765	$5,698
EMEA	1,405	1,002	675
Asia Pacific	1,160	1,443	1,369

Depreciation and amortization expense	$20,960	$30,210	$7,742

Operating results:
Americas	$(60,733)	$(91,605)	$(37,644)
EMEA	62,918	41,378	41,996
Asia Pacific	16,489	10,293	14,779

Operating income (loss)	18,674	(39,934)	19,131
Interest and other income, net	1,734	2,861	6,869
Gain (loss) on investments and non-current assets	—	500	(2,916)

Income (loss) before income taxes	$20,408	$(36,573)	$23,084

Long-lived assets:
Americas	$16,680	$20,841	$16,351
EMEA	2,256	2,790	1,408
Asia Pacific	4,246	6,926	5,659

Long-lived assets	23,182	30,557	23,418
Other non-current assets	195,337	210,263	45,239

Non-current assets	$218,519	$240,820	$68,657

Identifiable assets:
Americas	$233,360	$251,123	$97,359
EMEA	46,077	40,021	23,457
Asia Pacific	14,648	18,000	16,154

Identifiable assets	294,085	309,144	136,970
General corporate assets (cash, cash equivalents and short-term investments)	221,198	202,645	296,156

Total assets	$515,283	$511,789	$433,126

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our Americas operations include activities of our parent company located in the United States and subsidiaries in Canada and Brazil. Our EMEA operations include activities of our subsidiaries in the Netherlands, Germany, United Kingdom, Italy, Sweden, Finland and France and branch offices in Spain and Russia. Our Asia Pacific operations include activities of our subsidiaries in Singapore, Japan, Taiwan, Korea, Hong Kong, China, India, Australia and New Zealand.

Net revenues from our most significant operations were as follows:

	Year Ended December 31,
	2004		2003		2002
	2004	Percent	2003	Percent	2002	Percent
United States	$120,380	39%	$129,849	44%	$91,733	38%
Germany	35,072	11%	30,707	11%	27,131	11%
United Kingdom	34,116	11%	20,646	7%	17,596	7%
Japan	23,458	8%	21,526	7%	25,501	10%
All other countries	96,522	31%	92,508	31%	82,618	34%

Total net revenues	$309,548	100%	$295,236	100%	$244,579	100%

No other single country accounted for net revenues greater than 10% of total net revenues in the years ended December 31, 2004, 2003, or 2002.

Revenues, operating results and identifiable assets are classified by location of our facilities rather than by customer location. Revenues related to product transfers between geographic areas were not significant. Export revenues from the United States represented $19.2 million, $1.6 million and $1.2 million during the years ended December 31, 2004, 2003 and 2002, respectively. The increase in export revenues from the United States in the year ended December 31, 2004, was due to an increase in sales during 2004 for our offices located in Canada and Brazil.

NOTE 16.    COMMITMENTS AND CONTINGENCIES

Indemnifications and Guarantees

The following is a summary of our agreements that we have determined are within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN No. 45, some of which are specifically grandfathered in because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2004, except as noted below.

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

As part of the Starbase and TogetherSoft acquisitions, we entered into agreements whereby we indemnify the officers and directors of the acquired company for certain events or occurrences while such officers or

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

directors served in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have purchased director and officer insurance policies for Starbase and TogetherSoft that limit our exposure for six years through 2009. These insurance policies enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.

We entered into an agreement for the outsourcing of inventory fulfillment. As a component of this agreement, we guarantee that in the event we terminate the fulfillment agreement, we will purchase all inventory held by the vendor at the time of termination. We estimate and accrue reserves for excess inventory at the fulfillment vendor. As of December 31, 2004, we had inventory in excess of the reserves of approximately $0.6 million, which represents the potential charge relating to this guarantee.

During the year ended December 31, 2003, we entered into an operating lease for our United States regional sales headquarters and executive offices in Cupertino, California. In the event that we do not exercise our option to extend the term of the lease, we guarantee certain costs to restore the property to certain conditions in place at the time the lease commenced. We are accruing the estimated fair value of the lease restoration costs over the lease term and at December 31, 2004, we had a balance of $1.0 million accrued.

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

Leases

We lease certain of our office and operating facilities and certain furniture and equipment under various operating leases. In addition, in December 2003, we entered into a five year lease for a facility in Tokyo, Japan, which is classified as a capital lease in accordance with SFAS No. 13 “Accounting for Leases.” We recorded an obligation of $0.8 million at the time we entered into the capital lease and our minimum future lease payments will be $0.2 million per year through 2008. As of December 31, 2004 we had a total obligation of $0.7 million remaining.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating lease terms range from one to twenty-five years and as of December 31, 2004, future minimum lease payments under noncancelable operating leases and future minimum lease and sublease income under noncancelable leases and subleases were as follows, (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Operating leases	$12,527	$9,379	$8,019	$5,420	$5,391	$2,181	$42,917
Restructuring-related operating leases	1,391	1,412	830	481	113	283	4,510

Gross commitments	13,918	10,791	8,849	5,901	5,504	2,464	47,427
Sublease income	(1,000)	(736)	(98)	(91)	(91)	(226)	(2,242)

Net commitments	$12,918	$10,055	$8,751	$5,810	$5,413	$2,238	$45,185

Rent expense, net, for all operating leases was approximately $12.1 million, $12.4 million and $7.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The restructuring-related operating leases above represent total lease commitments that are not associated with continuing operations.

On February 11, 2005, we entered into an agreement to extend the operating lease for a facility located in Atlanta, Georgia for an additional ten years terminating on or around April 30, 2016. Future lease commitments will average $0.9 million annually, increasing over the lease term to a maximum annual commitment of $1.1 million in the final year of the agreement.

Litigation

On November 27, 2002, a stockholder class action and derivative lawsuit, Dieterich v. Harrer, et al., Case No. 02CC00350, was filed against Starbase Corporation, or Starbase, and five former directors of Starbase in the Superior Court of the State of California for Orange County, claiming that the former directors had breached fiduciary duties owed to Starbase and stockholders of Starbase. We are paying the costs of defending this litigation pursuant to indemnification obligations under the merger agreement relating to our acquisition of Starbase. Following a series of motions, the case was dismissed without prejudice on August 20, 2003. On October 28, 2003, a stockholder class action relating to the same matter, Dieterich v. Harrer, et al, Case No. 024-N, was filed against the former directors of Starbase in Chancery Court of the State of Delaware, alleging breach of fiduciary duties by the former directors of Starbase. The lawsuit also named as defendants Borland, Dale L. Fuller, Keith E. Gottfried, and the following former executive officers of Borland: Frederick A. Ball, and Doug Barre. Defendants moved to dismiss and in August 2004, the Chancery Court granted in part and denied in part the motion to dismiss. Discovery has commenced and there is no date set for trial. We intend to defend ourselves vigorously. There is no indication at present whether the lawsuit will have a material effect on our financial condition, results of operations or liquidity.

From time to time, we may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” or SFAS 5, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These accruals are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate accruals for any probable and estimable losses. If an unfavorable ruling

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. We believe that, except as described above, given our current liquidity and cash and investment balances, even were we to receive an adverse judgment with respect to litigation that we are currently a party to, it is likely that such a judgment would not have a material impact on our financial condition, results of operations or liquidity.

From time to time we receive notices from third parties claiming infringement by our products of third party patent, trademark and other intellectual property rights, disputing royalties, or disputing other commercial arrangements. Regardless of the merit of any such claim, responding to these claims could be time consuming and expensive, and may require us to enter into licensing or royalty agreements which may not be offered or available on terms acceptable to us. If a successful claim is made against us, our business could be materially and adversely affected. We expect that our software products will increasingly be subject to such claims as the number of products and competitors in our industry segment increases, the functionality of products overlap and industry participants become more aggressive in using patents offensively.

Service Commitments

The company has commitments regarding an outsourcing arrangement for portions of our information technology operations. The committed expenditures are an average of $5.2 million per year from November 2004 through November 2014. The company can terminate this contract with or without cause upon payment of a termination fee, the maximum amount of which is $2.1 million for the first year declining to $0.5 million in the final year of the contract. These amounts are not included in the lease commitments table.

NOTE 17.    SUBSEQUENT EVENTS

In January 2005, we completed the acquisition of privately held TeraQuest Metrics, Inc., or TeraQuest. TeraQuest was a Texas-based consulting firm focusing on software improvement, quality assurance and risk management for corporate and government software organizations. The purchase price consisted of fixed consideration of approximately $5.2 million in cash and approximately $0.6 million of acquisition-related costs. The contingent consideration includes retention payments of $1.5 million to be earned through the continued employment of certain key employees. This contingent consideration will vest and be paid over a two-year period or earlier under certain circumstances. In addition, approximately $1.0 million of restricted stock, which will vest over a four-year period, was issued to certain TeraQuest key employees upon the closing. Cash acquired in the acquisition was approximately $1.5 million. Results of operations for TeraQuest will be included in our consolidated financial statements from the date of acquisition.

In March 2005 we entered into an agreement to sell our investment in Trolltech A.S. for approximately $4.7 million. We expect to recognize a gain of approximately $4.7 million in the quarter ending March 31, 2005 on this transaction.