Form 10-K/A
period 2004-12-31
BORLAND SOFTWARE CORP
filed 2005-03-30
CIK 853273

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

(Title of classes)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 ).    Yes  ☒    No  ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Form 10-K is incorporated therein from our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2004.

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 25, 2005, solely for the purpose of adding to the disclosure in Part II, Item 5, the summary of stock repurchases for the three months ended December 31, 2004 which was inadvertently omitted. No other information included in the Annual Report on Form 10-K is amended by this Amendment No. 1 on Form 10-K/A.

In addition, we have filed the following exhibits herewith:

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

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

Below is a summary of stock repurchases for the three months ended December 31, 2004. See Note 12 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase programs.

PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2004 – October 31, 2004	62,000	$9.77	62,000	$26,956,278	(2)

November 1, 2004 – November 30, 2004	64,000	$11.22	64,000	$26,238,491	(3)

December 1, 2004 – December 31, 2004	47,000	$11.61	47,000	$25,692,619	(4)

Total	173,000		173,000

No shares were repurchased other than through our Discretionary Program and our 10b5-1 Program.

(1) In September 2001, our Board of Directors authorized the use of up to $30.0 million to repurchase shares of our outstanding common stock under a discretionary stock repurchase program (the “Discretionary Program”). The program was announced in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2002. In February 2004, our Board of Directors authorized an additional $30.0 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2004. In August 2003, our Board of Directors authorized the repurchase of the lesser of 1,000,000 shares or $15.0 million worth of our outstanding common stock pursuant to a 10b5-1 repurchase program (the “10b5-1 Program”). The 10b5-1 Program was announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2003.

(2) Includes $17,511,256 under our Discretionary Program and $9,445,022 or 384,000 shares under our 10b5-1 Program.

(3) Includes $17,271,539 under our Discretionary Program and $8,966,952 or 342,000 shares under our 10b5-1 Program.

(4) Includes $17,235,989 under our Discretionary Program and $8,456,630 or 298,000 shares under our 10b5-1 Program.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Borland Software Corporation has duly caused this Form 10-K/A to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Scotts Valley, California, on the 29th day of March 2005.

BORLAND SOFTWARE CORPORATION (Registrant)

By:	/s/ KENNETH R. HAHN
Kenneth R. Hahn Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Borland Software Corporation and in the capacities as indicated on the 29th day of March 2005.

/s/ *	/s/ *
William K. Hooper, Chairman of the Board and Director	Robert Dickerson, Director

/s/ *	/s/ *
Robert H. Kohn, Vice Chairman and Director	William F. Miller, Director

/s/ DALE L. FULLER	/s/ *
Dale L. Fuller, President, Chief Executive Officer and Director (principal executive officer)	T. Michael Nevens, Director

/s/ KENNETH R. HAHN	/s/ *
Kenneth R. Hahn, Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	John F. Olsen, Director

/s/ *
Charles J. Robel, Director

/s/ *
Gregory W. Slayton, Director

*By: /s/ KENNETH R. HAHN
Kenneth R. Hahn, Attorney-In-Fact

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization by and among Borland Software Corporation, Targa Acquisition Corp. I, Targa Acquisition Corp. II, TogetherSoft Corporation, Peter Coad, as Primary Stockholders’ Agent, and Kurt Jaggers, as Secondary Stockholders’ Agent, dated as of October 29, 2002.	8-K	11/01/02	2.1

2.2	Agreement and Plan of Merger among Borland Software Corporation, Galaxy Acquisition Corp. and Starbase Corporation, dated as of October 8, 2002.	8-K	10/10/02	2.1

3.1	Restated Certificate of Incorporation of Borland Software Corporation.	10-Q	11/14/03	3.1

3.2	Amended and Restated Bylaws of Borland Software Corporation.	8-K	02/18/05	3.2

4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/01	1

4.2	Specimen Stock Certificate of Borland Software.	10-Q	05/13/02	4.1

4.3	Investor Rights Agreement between Borland Software Corporation and Microsoft Corporation, dated as of June 7, 1999.	8-K	07/06/99	4.2(a)

4.4	Stockholder Lock-up Agreement between Borland Software Corporation and Object International, Inc., dated as of January 14, 2003.	10-K	03/28/03	4.5

4.5	Stockholder Lock-up Agreement between Borland Software Corporation and Dietrich Charisius, dated as of January 14, 2003.	10-K	03/28/03	4.6

10.1	Form of Indemnity Agreement. +	S-8	09/26/90

10.2	2005 Incentive Compensation Plan for Senior Officers. +	10-K	03/25/05	10.2

10.3	1985 Stock Option Plan. +	10-K	03/28/03	10.4

10.4	Non-Employee Directors’ Stock Option Plan. +	8-K	12/27/91

10.5	1992 Stock Option Plan. +	S-8	07/04/92

10.6	1993 Stock Option Plan. +	S-8	03/11/93

10.7	1997 Stock Option Plan. +	S-8	12/19/97	4.4

10.8	Amendment to the 1997 Stock Option Plan. +	S-8	09/01/00	4.9

10.9	Second Amendment to the 1997 Stock Option Plan. +	S-8	06/01/01	4.6

10.10	1997 Employee Stock Purchase Plan. +	S-8	12/19/97	4.5

10.11	1998 Nonstatutory Stock Option Plan. +	10-K	03/28/03	10.12

10.12	1999 Employee Stock Purchase Plan. +	S-8	05/21/02	99.2

10.13	Borland Software Corporation Dale Fuller Individual Stock Option Plan. +	10-K	04/04/00	10.18

10.14	2002 Stock Incentive Plan. +	10-K	03/25/05	10.14

10.15	Form of Notice of Grant under the Discretionary Option Grant Program of the 2002 Stock Incentive Plan +	10-Q	10/09/04	10.73

10.16	Form of Stock Option Agreement under the Discretionary Option Grant Program of the 2002 Stock Incentive Plan +	10-Q	10/09/04	10.74

10.17	Form of Stock Issuance Agreement under the 2002 Stock Incentive Plan. +	10-K	03/25/05	10.17

10.18	Form of Option Agreement under the Automatic Option Grant Program of the 2002 Stock Incentive Plan. +	10-K	03/25/05	10.18

10.19	Form of Addendum to Stock Option Agreement under the 2002 Stock Incentive Plan (Twelve Months Acceleration). +	10-K	03/25/05	10.19

10.20	Form of Addendum to Stock Option Agreement under the 2002 Stock Incentive Plan (50% Acceleration) +	10-K	03/25/05	10.20

10.21	Form of Addendum to Stock Option Agreement under the 2002 Stock Incentive Plan (100% Acceleration) +	10-K	03/25/05	10.21

10.22	2003 Supplemental Stock Option Plan. +	8-K	01/13/03	99

10.23	Open Environment Corporation Amended and Restated 1993 Stock Option Plan +	10-K	03/28/03	10.17

10.24	Visigenic Software, Inc. 1995 Stock Option Plan. +	10-K	03/28/03	10.18

10.25	Starbase Corporation 2001 Stock Plan. +	S-8	01/24/03	99.1

10.26	Starbase Corporation 1996 Stock Option Plan. +	S-8	01/24/03	99.2

10.27	Starbase Corporation NSO Stock Option Program. +	S-8	01/24/03	99.3

10.28	Premia Corporation 1998 Stock Option Plan. +	S-8	01/24/03	99.4

10.29	Technology Builders, Inc. Amended and Restated Stock Option and Stock Incentive Plan. +	S-8	01/24/03	99.5

10.30	TogetherSoft Corporation 2000 Stock Plan. +	S-8	01/24/03	99.6

10.31	TogetherSoft Corporation 2001 Officer Stock Plan. +	S-8	01/24/03	99.7

10.32	TogetherSoft Corporation 2001 Non-U.S. Plan. +	S-8	01/24/03	99.8

10.33	TogetherSoft Corporation 2001 California Plan. +	S-8	01/24/03	99.9

10.34	Employment Agreement between Dale L. Fuller and Borland Software Corporation dated as of December 29, 2000. +	10-K	03/29/01	10.20

10.35	Amendment to Employment Agreement between Borland Software Corporation and Dale L. Fuller, dated July 1, 2003.+	10-Q	11/14/03	10.3

10.36	Employment Agreement between Kenneth R. Hahn and Borland Software Corporation dated as of August 7, 2002. +	10-Q	11/14/02	99.3

10.37	Amendment to Employment Agreement between Kenneth R. Hahn and Borland Software Corporation dated as of October 22, 2002. +	10-Q	11/14/02	99.4

10.38	Amendment to the Employment Agreement between Borland Software Corporation and Kenneth R. Hahn, dated as of June 7, 2004. +	10-Q	08/09/04	10.72

10.39	Addendum to Stock Option Agreement between Borland Software Corporation and Kenneth R. Hahn dated as of November 3, 2004. +	10-K	03/25/05	10.39

10.40	Employment Agreement between Borland Software Corporation and Scott Arnold, dated October 2, 2003. +	10-Q	11/14/03	10.4

10.41	Addendum to Stock Option Agreement between Borland Software Corporation and Scott Arnold dated as of November 3, 2004. +	10-K	03/25/05	10.41

10.42	Employment Agreement between Borland Software Corporation and Timothy J. Stevens, dated September 17, 2003. +	10-Q	11/14/03	10.5

10.43	Amendment to Employment Agreement between Borland Software Corporation and Timothy J. Stevens, dated March 4, 2004. +	10-K	03/15/04	10.34

10.44	Stock Option Agreement between Borland Software Corporation and Timothy J. Stevens dated as of November 3, 2004. +	10-K	03/25/05	10.44

10.45	Employment Agreement between Borland Software Corporation and Matthew Thompson, dated October 1, 2003. +	10-Q	11/14/03	10.6

10.46	Summary of Board Compensation. +	10-K	03/25/05	10.46

10.47	Lease Agreement by and between Borland Software Corporation and ScanlanKemperBard Companies dated as of February 17, 2000.	10-K	03/29/01	10.44

10.48	First Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of September 30, 2000.	10-K	03/29/01	10.45

10.49	Second Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of June 1, 2001.	10-K	03/28/03	10.54

10.50	Third Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of November 1, 2001.	10-K	03/28/03	10.55

10.51	Net Office Lease and related agreements by and between Sun Microsystems, Inc., Cupertino City Center Buildings and Borland Software Corporation.	10-K	03/28/03	10.56

10.52	Office Lease and amendment between Starwood O.C. Portfolio I, L.L.C., and Starbase Corporation.	10-K	03/28/03	10.57

10.53	Lease and amendment between Davis-Sandler Three LLC and TogetherSoft Corporation.	10-K	03/28/03	10.58

10.54	Technology License and Distribution Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of October 31, 1995. ++	10-Q	08/13/01	10.2

10.55	Addendum Number 1 to Technology License and Distribution Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of June 25, 1998. (To the best of our knowledge, no executed document titled “Addendum Number 2” exists.)	10-Q	08/13/01	10.3

10.56	Addendum Number 3 to Technology License and Distribution Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of June 15, 2000.	10-Q	08/13/01	10.4

10.57	Amendment No. 4 to Technology License and Distribution Agreement Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000. (Attached as exhibit A-1 to the Software License Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000)	10-Q	08/13/01	10.11

10.58	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of November 7, 1995.	10-Q	08/13/01	10.5

10.59	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of March 9, 1998.	10-Q	08/13/01	10.6

10.60	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of November 5, 1998.	10-Q	08/13/01	10.7

10.61	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of February 1, 1999.	10-Q	08/13/01	10.8

10.62	Software License Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000.	10-Q	08/13/01	10.11

10.63	Addendum Number 1 to Software License Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 12, 2001.	10-Q	05/13/02	10.1

10.64	Trademark License for Java Powered between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000.	10-Q	08/13/01	10.12

10.65	Wireless Toolkit Supplement to the Sun Community Source Licenses between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 21, 2001. ++	10-Q	05/13/02	10.5

10.66	Open Tools License Agreement between Microsoft Corporation and Borland Software Corporation, dated as of March 2, 1999.	10-Q	05/13/02	10.6

10.67	Amendment Number 1 to Open Tools License Agreement between Microsoft Corporation and Borland Software Corporation, dated as of June 2, 1999.	10-Q	05/13/02	10.7

10.68	Amendment Number 2 to Open Tools License Agreement between Microsoft Corporation and Borland Software Corporation, dated as of January 9, 2003. ++	10-K	03/28/03	10.80

10.69	Extension of the Open Tools License Agreement between Microsoft Corporation and Borland Software Corporation, dated as of February 11, 2004.	10-K	03/15/04	10.66

10.70	License and Distribution Agreement (Microsoft Internet Explorer and Components – Windows 95 and Windows NT Version) between Microsoft Corporation and Borland Software Corporation, dated as of May 7, 1997.	10-Q	05/13/02	10.8

10.71	Letter Agreement between Microsoft Corporation and Borland Software Corporation, dated as of April 30, 2004.	10-Q	05/10/04	10.71

21.1	Subsidiaries of Borland Software Corporation.	10-K	03/25/05	21.1

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K	03/25/05	23.1

24.1	Power of Attorney	10-K	03/25/05	24.1

31.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

31.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

32.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.	10-K	3/25/05	32.1

32.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.	10-K	3/25/05	32.2

+	Management contract or compensatory plan or arrangement.
++	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.