Form 10-Q
period 2005-03-31
BORLAND SOFTWARE CORP
filed 2005-05-10
CIK 853273

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

001-10824

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 30, 2005, the most recent practicable date prior to the filing of this report, was 79,561,192.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts, unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$78,276	$76,432
Short-term investments	152,449	144,766
Accounts receivable, net of allowances of $8,051 and $9,830	48,439	62,924
Other current assets	15,561	12,642

Total current assets	294,725	296,764
Property and equipment, net	15,848	16,117
Goodwill	184,662	182,390
Intangible assets, net	10,786	12,630
Other non-current assets	7,320	7,382

Total assets	$513,341	$515,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,620	$10,384
Accrued expenses	41,942	47,222
Income taxes payable	15,999	16,443
Deferred revenues	53,146	51,647
Other current liabilities	6,674	6,874

Total current liabilities	135,381	132,570
Long-term liabilities	5,975	6,333

	141,356	138,903

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $.01 par value; 200,000,000 shares authorized; 80,403,927 and 80,936,862 shares issued and outstanding	804	809
Additional paid-in capital	639,607	638,077
Accumulated deficit	(195,332)	(198,826)
Deferred compensation	(1,896)	(1,002)
Cumulative other comprehensive income	10,282	12,671

	453,465	451,729
Less common stock in treasury at cost, 10,690,717 and 9,999,084 shares	(81,480)	(75,349)

	371,985	376,380

Total liabilities and stockholders’ equity	$513,341	$515,283

The accompanying notes are an integral part of the consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2005	2004
Licenses and other revenues	$43,564	$50,820
Service revenues	27,760	22,039

Total revenues	71,324	72,859

Cost of licenses and other revenues	2,878	2,831
Cost of service revenues	9,328	6,002
Amortization of acquired intangibles	2,512	2,561

Cost of revenues	14,718	11,394

Gross profit	56,606	61,465

Selling, general and administrative	42,292	40,575
Research and development	14,629	16,791
Restructuring, amortization of other intangibles and acquisition-related expenses	1,148	1,739

Total operating expenses	58,069	59,105

Operating income (loss)	(1,463)	2,360
Gain on sale of investment	4,680	—
Interest and other income, net	1,220	268

Income before income taxes	4,437	2,628
Income tax provision	943	1,915

Net income	$3,494	$713

Net income per share:

Net income per share — basic	$0.04	$0.01

Net income per share — diluted	$0.04	$0.01

Shares used in computing basic net income per share	80,373	80,808

Shares used in computing diluted net income per share	81,590	82,737

The accompanying notes are an integral part of the consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended March 31,
	2005	2004
Net income	$3,494	$713

Other comprehensive income:
Foreign currency translation adjustments	(2,389)	(340)

Comprehensive income	$1,105	$373

The accompanying notes are an integral part of the consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS OPERATING ACTIVITIES:
Net income	$3,494	$713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,715	5,745
Gain on sale of an equity investment	(4,680)	—
Changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	14,859	7,789
Other assets	(2,622)	109
Accounts payable and accrued expenses	1,022	(9,212)
Income taxes payable	(2,249)	3,120
Short-term restructuring	164	(4,310)
Deferred revenues	2,410	1,746
Other	791	(528)

Cash provided by operating activities	16,904	5,172

CASH FLOWS INVESTING ACTIVITIES:
Purchase of property and equipment	(1,016)	(406)
Acquisition of TeraQuest Metrics, Inc., net of cash acquired.	(4,195)	—
Purchases of short-term investments	(163,212)	(9,510)
Sales and maturities of short-term investments	155,506	6,650
Proceeds from the sale of an equity investment	4,680	—

Cash used in investing activities	(8,237)	(3,266)

CASH FLOWS FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	1,532	2,184
Repurchase of common stock	(6,138)	(6,206)

Cash used in financing activities	(4,606)	(4,022)

Effect of exchange rate changes on cash	(2,217)	241

Net change in cash and cash equivalents	1,844	(1,875)
Cash and cash equivalents at beginning of period	76,432	102,148

Cash and cash equivalents at end of period	$78,276	$100,273

The accompanying notes are an integral part of the consolidated financial statements.

BORLAND SOFTWARE CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying Borland Software Corporation (“Borland”) condensed consolidated financial statements at March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of Borland’s financial position at March 31, 2005 and December 31, 2004, and its results of operations and cash flows for the three months ended March 31, 2005 and 2004. Certain prior period amounts have been reclassified in order to be consistent with current financial statement presentation including the reclassification of auction rate securities to short-term investments from cash and cash equivalents.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for any subsequent quarter or for the full year. The condensed consolidated financial statements and notes should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed with the SEC on March 25, 2005.

NOTE 2—STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. We recognize compensation cost for stock options, if any, ratably over the vesting period. Generally, we grant options with an exercise price equal to the closing market price of our stock on the grant date.

Our Employee Stock Purchase Plan (“ESPP”) allows participants to purchase shares at 85% of the lower of the fair value of the common stock at the beginning of the offering period or the fair value on the purchase date. ESPP compensation cost is recognized for the fair value of the employees’ purchase rights and is included in Pro Forma Net Income (Loss) and Net Income (Loss) Per Share amounts in the table below.

We have also granted restricted stock to certain employees with a cash purchase price less than the closing market price of the underlying stock on the date of grant. Our restricted common stock awards generally vest over a five-year period from the date of grant based on continued service. We record to deferred compensation within stockholders’ equity the aggregate amount by which the closing price of our common stock on the date of grant exceeds the cash purchase price of the restricted common stock. Deferred compensation associated with these grants is amortized to operating expenses over the respective vesting term. We provide additional pro forma disclosures as required under Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Pro Forma Net Income (Loss) and Net Income (Loss) Per Share

Compensation expense included in pro forma net income (loss) and net income (loss) per share is recognized for the fair value of the awards granted under our stock option and ESPP awards using the Black-Scholes pricing model. The fair value of each stock option is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004
Expected life	4.15 years	4.31 years
Risk-free interest rate	3.88%	2.99%
Volatility	58.0%	52.0%
Dividend yield	0.00%	0.00%

The fair value of each ESPP award is estimated using the Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004
Expected life	6 months	6 months
Risk-free interest rate	3.69%	3.12%
Volatility	39.4%	43.2%
Dividend yield	0.00%	0.00%

The weighted average fair value of the stock options granted under our employee stock option plans and the stock awarded under our ESPP during the quarters ended March 31, 2005 and 2004, as defined by SFAS 123, was $5.03 and $3.44, respectively.

Had we recorded compensation expenses based on the estimated fair value on the grant dates of our stock options and ESPP awards as defined by SFAS 123, our pro forma net loss and net loss per share for the quarters ended March 31, 2005 and 2004, would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income (loss):
As reported	$3,494	$713
Stock compensation adjustment—intrinsic value	91	38
Stock compensation expense, net of tax	(4,054)	(2,087)

Pro Forma	$(469)	$(1,336)

Net income (loss) per share:
As reported basic	$0.04	$0.01
As reported diluted	$0.04	$0.01

Pro Forma basic	$(0.01)	$(0.02)
Pro Forma diluted	$(0.01)	$(0.02)

The pro forma amounts include compensation expenses related to stock option grants and ESPP awards for the quarters ended March 31, 2005 and 2004.

NOTE 3—NET INCOME PER SHARE

We compute net income per share in accordance with SFAS 128, “Earnings per Share”. Under the provisions of SFAS 128, basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares, which consist of incremental shares issuable upon exercise of stock options, are included in diluted net income per share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net income per share for the quarters ended March 31, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Numerator:
Net income	$3,494	$713

Denominator:
Denominator for basic income per share – weighted average shares outstanding	80,373	80,808
Effect of dilutive securities	1,217	1,929

Denominator for diluted income per share	81,590	82,737

Net income per share – basic	$0.04	$0.01

Net income per share – diluted	$0.04	$0.01

The diluted earnings per share calculation for the quarters ended March 31, 2005 and 2004, excludes options to purchase 8.2 million and 6.4 million shares of common stock, respectively, because the exercise price of these options was greater than the average market price of a share of common stock during the respective period and the inclusion of such options would have been antidilutive.

NOTE 4—ACQUISITION

TeraQuest Metrics, Inc.

On January 7, 2005, we completed the acquisition of privately held TeraQuest Metrics, Inc. (“TeraQuest”). TeraQuest was a Texas-based consulting firm focusing on software improvement, quality assurance and risk management for corporate and government software organizations and is now part of our newly created Process Optimization Practice. We expect the acquisition of TeraQuest will complement our services offerings and provide additional licensing opportunities for our existing products. The results for TeraQuest for the quarter ended March 31, 2005 were not material to our overall consolidated results of operations.

The purchase price consisted of fixed consideration of $5.4 million in cash, of which $0.2 million was payable as of March 31, 2005, and $0.5 million of acquisition-related costs. Contingent consideration includes cash retention payments of $1.3 million to be earned through the continued employment of certain key employees. This contingent consideration will vest and be paid over a two-year period or earlier under certain circumstances. In addition, $0.9 million of restricted stock, which will vest over a four-year period, was issued to certain TeraQuest employees upon the closing. Results of operations for TeraQuest have been included in our consolidated financial statements from the date of acquisition. The acquisition was accounted for as a purchase and the total purchase price was recorded as follows (in thousands):

Cash tendered	$5,184
Consideration payable	207
Direct transaction costs	501

Total purchase price	$5,892

Based upon the purchase price of the acquisition, the preliminary purchase price allocation is as follows (in thousands):

Current assets and other tangible assets:
Cash	$1,490
Accounts receivable	1,540
Income taxes receivable	349
Plant and equipment	70
Other assets	90
Deferred tax assets	870
Goodwill	2,712
Customer lists	1,421

Total assets acquired	8,542

Liabilities assumed:
Accounts payable	(551)
Accrued liabilities	(45)
Accrued payroll	(547)
Income taxes payable	(637)
Deferred tax liabilities	(870)

Total purchase price	$5,892

Customer lists are being amortized over a three-year life from the date of acquisition. We have engaged a third party to assist in the valuation of the assets and liabilities acquired in the purchase of TeraQuest. Any resulting adjustments to the initial purchase price allocations presented above are expected to be included in our condensed consolidated financial statements in the quarter ended June 30, 2005.

In accordance with SFAS 109, “Accounting for Income Taxes,” deferred tax liabilities of approximately $0.9 million have been recorded for the tax effect of the amortizable intangible assets as well as other taxable temporary differences. Deferred tax assets of $0.9 million have also been recorded as we are releasing a portion of previously established valuation allowance. We are releasing a portion of the valuation allowance to the extent the realization of deferred tax assets becomes assured as a result of the additional taxable income generated by the non-deductible amortizable intangible assets and other taxable temporary differences. Any future release of valuation allowance against deferred tax assets of TeraQuest will be recorded against goodwill.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the quarter ended March 31, 2005 is as follows (in thousands):

Total
Balance as of December 31, 2004	$182,390
Adjustments to initial purchase accounting	(440)
Acquisition of TeraQuest	2,712

Balance as of March 31, 2005	$184,662

The adjustments to goodwill during the quarter ended March 31, 2005 are primarily related to fluctuations in foreign currency exchange rates, especially the United Kingdom Pound Sterling and the Euro, and due to reversals of accrued expenses and other liabilities originally recorded as part of the purchase accounting for our acquisitions.

The following tables summarize our intangible assets, net (in thousands):

	March 31, 2005
	Gross carrying value	Accumulated amortization	Net carrying value
Acquired technology	$30,720	$(23,415)	$7,305
Maintenance contracts	8,700	(8,700)	—
Trademarks, trade names and service marks	8,300	(6,122)	2,178
Other	6,468	(5,165)	1,303

Total	$54,188	$(43,402)	$10,786

	December 31, 2004
	Gross carrying value	Accumulated amortization	Net carrying value
Acquired technology	$30,720	$(21,022)	$9,698
Maintenance contracts	8,700	(8,700)	—
Trademarks, trade names and service marks	8,300	(5,430)	2,870
Other	5,047	(4,985)	62

Total	$52,767	$(40,137)	$12,630

Estimated future amortization expense related to our intangible assets at March 31, 2005 is as follows (in thousands):

March 31, 2005
2005 (nine months)	$9,380
2006	889
2007	517

Total	$10,786

NOTE 6—RESTRUCTURING

The following table summarizes our short-term restructuring activity accounted for in accordance with EITF 94-3 and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” SFAS 112, “Employers Accounting for Postemployment Benefits-an amendment of FASB Statements. 5 and 43” and SEC Staff Accounting Bulletin 100, “Restructuring and Impairment Charges,” as applicable.

The following table summarizes our short-term restructuring activity for the quarter ended March 31, 2005 (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2004	$98	$1,075	$308	$1,481
March 2005 restructuring	306	—	—	306
Cash payments and write-offs	(51)	(279)	—	(330)
Reclassification from long-term restructuring	—	213	—	213

Accrual at March 31, 2005	$353	$1,009	$308	$1,670

During the quarter ended March 31, 2005, we recorded $0.3 million in restructuring expenses. This amount relates to severance and benefits resulting from the termination of an employee in selling, general and administrative. We also reclassified $0.2 million from our long-term restructuring accrual to short-term restructuring accrual to properly reflect the current portion of the lease obligations for vacant facilities in the United Kingdom, Australia and North Carolina. At March 31, 2005, we had $1.6 million in our long-term restructuring accrual related to the lease obligations for these facilities. We are currently seeking to sublet or terminate the leases on our vacant facilities.

NOTE 7—GAIN ON SALE OF INVESTMENT

In March 2005 we entered into an agreement to sell an equity investment that was determined to be impaired and written-off in December 2002. We recognized a non-recurring gain of $4.7 million in the quarter ending March 31, 2005 on this transaction.

NOTE 8—INCOME TAXES

For the three months ended March 31, 2005 and 2004, we recorded income tax expense of $0.9 million and $1.9 million, respectively. The effective tax rates for the three months ended March 31, 2005 and 2004 differ from statutory tax rates principally because we incurred non-U.S. withholding taxes in a number of foreign jurisdictions, which were not based on our profitability, as well as non-U.S. income taxes for certain profitable foreign operations. We also incurred U.S. federal tax expense for Alternative Minimum Tax, or AMT, purposes, as well as state income tax expense. Tax liabilities incurred in foreign jurisdictions were not offset by the benefits of prior U.S. net operating loss and tax credit carryforwards.

NOTE 9—REPURCHASE OF COMMON STOCK

Discretionary Repurchase Program

In September 2001, our Board of Directors authorized the use of up to $30 million to repurchase shares of our outstanding common stock under a discretionary stock repurchase program. In February 2004, our Board of Directors authorized an additional $30 million under this program, bringing the total discretionary stock repurchase authorizations to $60 million. Under the program, we repurchased 548,300 shares of common stock at an average price of $9.16 per share for an aggregate cost of $5 million during the quarter ended March 31, 2005. During the quarter ended March 31, 2004, we repurchased 523,100 shares of common stock at an average price of $9.56 per share for an aggregate cost of $5 million. The discretionary program is currently deemed to be in effect and at March 31, 2005, $12.2 million remains authorized for future repurchases.

10b5-1 Repurchase Program

In August 2003, our Board of Directors authorized a 10b5-1 repurchase program whereby up to 1,000,000 shares or $15 million worth of our outstanding common stock, whichever comes first, may be repurchased with a per day trading limit of 2,000 shares. Under this program we repurchased 122,000 common shares at an average price of $8.92 a share for total consideration of $1.1 million during the quarter ended March 31, 2005. During the quarter ended March 31, 2004 we repurchased 124,000 shares at an average price of $9.69 per share for total consideration of $1.2 million. This authorization is currently deemed to be in effect and at March 31, 2005, $7.4 million or 176,000 shares, whichever comes first, remains authorized for future repurchases.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Indemnifications and Guarantees

The following is a summary of our agreements that we have determined are within the scope of FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” some of which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2005, except as noted below.

We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that in certain circumstances enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.

As part of the Starbase and TogetherSoft acquisitions, we entered into agreements whereby we indemnify the officers and directors of the acquired company for certain events or occurrences while such officers or directors served in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have purchased director and officer insurance policies for Starbase and TogetherSoft, if applicable, through 2009, that in certain circumstances enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.

We entered into an agreement for the outsourcing of inventory fulfillment. We guarantee that in the event we terminate the fulfillment agreement, we will purchase all inventory held by the vendor at the time of termination. We estimate and accrue reserves for excess inventory at the vendor. As of March 31, 2005, we had inventory in excess of the reserves of $0.5 million, which represents the potential charge relating to this guarantee.

During the year ended December 31, 2003, we entered into a five-year operating lease for our offices in Cupertino, California. In the event that we do not exercise our option to extend the term of the lease, we guarantee certain costs to restore the property to certain conditions in place at the time the lease commenced. We are accruing the estimated fair value of the lease restoration costs over the lease term and at March 31, 2005, we had a balance of $1 million accrued.

We sell software licenses and services to our customers via a contractual arrangement. As part of that contractual arrangement, we generally provide a warranty for our software products and services to our customers. Our products are generally warranted to perform substantially as described in the associated product documentation. Our services are generally warranted to be performed in a professional and workmanlike manner. We have not incurred significant expense under our product or services warranties. As a result, we believe the estimated fair value of these agreements is minimal.

We also enter into standard indemnification agreements in our ordinary course of business with our customers, suppliers and other third-party providers. With respect to our customer license agreements, each contract generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that may be awarded against the customer in the event our software is found to infringe upon certain intellectual property rights of a third party. In our services agreement, we generally agree to indemnify our customers against any acts by our employees or agents that cause property damage or personal injury. In our technology license agreements, we also generally agree to indemnify our technology suppliers against any losses suffered or incurred by the indemnified party in connection with certain intellectual property right infringement claims by any third party with respect to our products. Finally, from time to time we enter into other industry-standard indemnification agreements with third party providers such as professional advisors. The maximum potential amount of future payments we could be required to make under any of these indemnification agreements is presently unknown. To date, we have not incurred significant expense to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal.

We also have arrangements with certain vendors whereby we guarantee the expenses incurred by the vendor. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. We would be required to pay any unsettled expenses upon notification from the vendor. The maximum potential amount of future payments we could be required to make under these indemnification agreements is insignificant. As a result, we believe the estimated fair value of these agreements is minimal.

Litigation

On November 27, 2002, a stockholder class action and derivative lawsuit, Dieterich v. Harrer, et al., Case No. 02CC00350, was filed against Starbase Corporation, or Starbase, and five former directors of Starbase in the Superior Court of the State of California for Orange County, claiming that the former directors had breached fiduciary duties owed to Starbase and stockholders of Starbase. We are paying the costs of defending this litigation pursuant to indemnification obligations under the merger agreement relating to our acquisition of Starbase. Following a series of motions, the case was dismissed without prejudice on August 20, 2003. On October 28, 2003, a stockholder class action relating to the same matter, Dieterich v. Harrer, et al, Case No. 024-N, was filed against the former directors of Starbase in Chancery Court of the State of Delaware, alleging breach of fiduciary duties by the former directors of Starbase. The lawsuit also named as defendants Borland, Dale Fuller, and the following three former executive officers of Borland: Keith Gottfried, Frederick Ball, and Doug Barre. Defendants moved to dismiss and in August 2004, the Chancery Court granted in part and denied in part the motion to dismiss. Discovery has commenced and there is no date set for trial. We intend to defend ourselves vigorously. There is no indication at present whether the lawsuit will have a material effect on our financial condition, results of operations or liquidity.

From time to time, we may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS 5, “Accounting for Contingencies” we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These accruals are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable; however, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate accruals for any probable and estimable losses. If an unfavorable ruling or other development were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. We believe that, except as described above, given our current liquidity and cash and investment balances, even were we to receive an adverse judgment with respect to litigation that we are currently a party to, it is likely that such a judgment would not have a material impact on our financial condition, results of operations or liquidity.

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

Service Commitments

We have commitments regarding an outsourcing arrangement for portions of our information technology operations. The committed expenditures are an average of $5.2 million per year through November 2014. We can terminate this contract with or without cause upon payment of a termination fee, the maximum amount of which is $2.1 million in 2005 declining to $0.5 million in the final year of the contract.

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule amending the compliance dates for SFAS 123R. In accordance with the new rule, the accounting provisions of SFAS 123R will be effective for us beginning in fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a material adverse impact on our results of operations and net income per share.

In December 2004, the FASB issued Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we have not yet completed our analysis and do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 will be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS 153 will have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 12—SUBSEQUENT EVENT

On April 7, 2005, we announced that we expected to incur approximately $14 million in restructuring costs in the quarter ending June 30, 2005, related to vacating a portion of our leased facility located in Scotts Valley, California and consolidation of sales management and other personnel. Of this total, we estimated that approximately $12.5 million would represent facilities related expenses and $1.5 million would relate to non-recurring severance related expenses. We have reviewed additional information since this announcement. We currently expect to incur between $13 million and $14 million in restructuring expenses for the quarter ending June 30, 2005, of which approximately $12 million to $12.5 million will represent facilities-related expenses and approximately $1 million to $1.5 million will relate to severance-related expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements made throughout this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements and, accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. These forward-looking statements may relate to, but are not limited to, revenues, composition of revenues, cash flows, earnings, margins, costs, expenses, strategy, research and development, customer service and relationships, demand for our products, market and technological trends in the software industry, licenses, developments in technology, product quality, competition, sales, cash resources, utilization of cash resources, personnel, acquisitions, interest rates, foreign currency exchange rates and various economic and business trends. Generally, you can identify forward-looking statements by the use of words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “goal,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue” and similar expressions or the negative or other variations thereof. These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described under “Factors That May Affect Our Future Operating Results And Adversely Affect The Market Price Of Our Stock” and elsewhere in this report, as well as in our other filings with the SEC or in materials incorporated by reference herein or therein. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements and have a material adverse effect on our business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for us to predict new factors, nor can we assess the potential effect of any new factors on us.

These forward-looking statements are found at various places throughout this Form 10-Q, including the financial statement footnotes. We caution you not to place undue reliance on these forward-looking statements, which, unless otherwise indicated, speak only as of the date they were made. We do not undertake any obligation to update or release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, except as required by law.

Overview

Borland is a global leader in Software Delivery Optimization (“SDO”), the transformation of software development from a series of individual activities into a managed business process. We provide software and services that are designed to align the people, processes and technology required to maximize the business value of software. By enabling a managed business process for the entire software development and delivery lifecycle, we help customers address the constraints of software development that limit the effectiveness and efficiency of their efforts.

Increasingly, enterprises are demanding more speed, more reliability and a higher return on investment from the software that facilitates their business productivity. To this end, existing “point products” that only address a single aspect of the application development lifecycle, or broader solutions that are based on only one technology platform, are proving inadequate to meet the software development needs of today’s corporate information technology (“IT”) organizations. We believe enterprises are increasingly demanding a more disciplined approach to aligning the people, processes and technology that are required to deliver high quality software on time and within budget.

We have been transforming our go-to-market focus over the past year from selling individual development tools to selling multi-product enterprise solutions and services that span the software application development lifecycle. As part of this transformation, we continue to focus on revamping and training our worldwide sales force, increasing sales force productivity, developing stronger alliances with systems integrators and technology partners that have established relationships with enterprise-level customers, and selling our individual products through our network of channel partners. We believe that as we compete for enterprise-level customers, the pricing of our individual products has become less meaningful than the overall blend of our enterprise solutions offered, and we plan to introduce and further emphasize product bundles. Accordingly, we will no longer be reporting financial result using the product categories of Design, Develop and Deploy. We also expect to experience longer sales cycles, which is typical for larger solution sales, and expect to compete directly and more often with larger companies. We therefore may continue to experience variability in our financial results as we pursue this transformation.

Although we completed a significant number of million-dollar transactions during the quarter ended March 31, 2005, we achieved overall license revenues that were less than originally forecasted. The underachievement was due to a number of factors, including our failure to close certain anticipated large enterprise deals during the quarter and general weakness in enterprise IT spending, particularly in Europe and the United States. In addition, while we have reported expected declines in license revenues from our Java IDE business in recent quarters, we experienced a more significant decline than expected.

During the remainder of 2005, we intend to continue to transform our business and go-to-market approach, promote our current Application Lifecycle Management (“ALM”) solutions, and evolve our ALM solutions toward our SDO vision. We also expect to continue to maintain departmental spending at levels consistent with those of other software companies of similar size. However, we have made and will continue to make additional investments in our sales, marketing and services efforts and as a result, we expect to experience an increase in our selling, general and administrative expenses during 2005.

We achieved the following financial results during the quarter ended March 31, 2005:

•	Total revenues decreased 2% to $71 million from $73 million for the quarter ended March 31, 2004.

•	Licenses and other revenues decreased 14% to $44 million from $51 million for the quarter ended March 31, 2004.

•	Service revenues increased 26% to $28 million from $22 million for the quarter ended March 31, 2004.

•	Gross margins decreased to 79% from 84% for the quarter ended March 31, 2004.

•	Operating expenses decreased to $58 million from $59 million in the quarter ended March 31, 2004.

•	We recognized a gain of $4.7 million on the sale of an equity investment that had previously been written-off.

•	Net income increased to $3.5 million compared to $0.7 million for the quarter ended March 31, 2004.

•	Cash, cash equivalents and short-term investments increased $10 million to $231 million as of March 31, 2005, from $221 million as of December 31, 2004.

•	We repurchased 670,300 shares of our common stock for $6 million.

•	We completed our acquisition of TeraQuest Metrics, Inc. for $4.4 million in cash, net of cash acquired, of which $0.2 was payable as of March 31, 2005, $0.9 million in stock and an additional $1.3 million in contingent consideration.

Our financial statements and accompanying disclosure contained in this Form 10-Q update and supersede the financial statements for the first quarter of 2005 contained in our final earnings press release dated April 21, 2005, reflecting an accounting adjustment relating to the timing of accounting for certain restructuring expenses. We previously announced on April 7, 2005 on Form 8-K that we expected to incur approximately $14 million in restructuring expenses to be incurred in the quarter ending June 30, 2005, with approximately $1.5 million of this amount relating to non-recurring severance-related expenses. After the issuance of our final earnings press release on April 21, we concluded that a portion of the severance-related expenses that represented the statutorily-required severance amount payable to an international employee should have been recorded in the quarter ended March 31, 2005, rather than in the quarter ending June 30, 2005. Accordingly, our financial statements included herein record a severance accrual of $0.3 million in the first quarter. The adjustment has the effect of reducing our previously reported net income for the first quarter by $0.2 million, and reducing our earnings per share to $0.04 from $0.05.

As a result of this post-announcement adjustment and our review of additional information since our previous announcements on April 7 and April 21, we currently expect to incur between $13 million and $14 million in restructuring expenses for the quarter ending June 30, 2005, of which approximately $12 million to $12.5 million will represent facilities-related expenses and approximately $1 million to $1.5 million will relate to severance-related expenses.

For a more in-depth discussion of our business, including a discussion of our critical accounting policies and estimates, please read our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 25, 2005 and amended pursuant to a Form 10-K/A filed on March 30, 2005.

Results of Operations

The following table presents our Condensed Consolidated Statements of Operations data and the related percentage of total revenues for the quarters ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended March 31,
	2005		2004
Licenses and other revenues	$43,564	61%	$50,820	70%
Service revenues	27,760	39%	22,039	30%

Total revenues	71,324	100%	72,859	100%

Cost of licenses and other revenues	2,878	4%	2,831	4%
Cost of service revenues	9,328	13%	6,002	8%
Amortization of acquired intangibles	2,512	4%	2,561	4%

Cost of revenues	14,718	21%	11,394	16%

Gross profit	56,606	79%	61,465	84%

Selling, general and administrative	42,292	59%	40,575	56%
Research and development	14,629	20%	16,791	23%
Restructuring, amortization of other intangibles and acquisition-related expenses	1,148	2%	1,739	2%

Total operating expenses	58,069	81%	59,105	81%

Operating income (loss)	(1,463)	(2)%	2,360	3%
Gain on sale of investment	4,680	6%	—	0%
Interest and other income, net	1,220	2%	268	0%

Income before income taxes	4,437	6%	2,628	3%
Income tax provision	943	1%	1,915	2%

Net income	$3,494	5%	$713	1%

Total Revenues

The following table presents our total revenues for the quarters ended March 31, 2005 and 2004, and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended March 31,		Change
	2005	2004	$	%
Total revenues	$71,324	$72,859	$(1,535)	(2)%

We derive revenues from licenses of our software and the sale of related services. No single group or customer represented more than 10% of our total revenues in the quarters ended March 31, 2005 or 2004.

Licenses and Other Revenues

The following table presents our licenses and other revenues for the quarters ended March 31, 2005 and 2004, and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended March 31,		Change
	2005	2004	$	%
Licenses and other revenues	$43,564	$50,820	$(7,256)	(14)%
As a percent of total revenues	61%	70%

Licenses and other revenues represent amounts for license fees and royalties earned for granting customers the right to use and distribute our software products. Licenses and other revenues decreased in the quarter ended March 31, 2005 compared to the year-ago quarter by 14% primarily due to less success in closing larger enterprise deals and general weakness in IT spending. It is difficult to forecast our future success in closing larger enterprise deals due to the extensive sales efforts required throughout many levels within the customer’s organization that is often accompanied by a lengthy approval process. In addition, revenues from our Java IDE products have been under pressure due to the continuing commoditization of Java development tools and pricing pressure from open source products. As a result, we experienced a more significant decline in license revenue from our Java IDE business than expected. We expect this decline to continue, and to have a corresponding effect on technical support revenues over time.

Service Revenues

The following table presents our service revenues for the quarters ended March 31, 2005 and 2004, and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended March 31,		Change
	2005	2004	$	%
Service revenues	$27,760	$22,039	$5,721	26%
As a percent of total revenues	39%	30%

Service revenues represent amounts earned for technical support, which includes call support, maintenance, upgrades, and consulting and education services for software products. The 26% increase in service revenues in the quarter ended March 31, 2005 compared to the year-ago quarter was primarily a result of an increase in our technical support revenues as well as an increase in consulting services in part as a result of the recent acquisition of TeraQuest. We experienced increases in both technical support contracts to new customers and the rates of renewal for existing customers with lapsing contracts. Our technical support revenues have benefited as we target larger enterprise customers, which generally purchase support contracts with their software licenses and tend to renew their support contracts with a higher frequency.

We expect our service revenues to become a slightly larger percentage of total revenues in the near future as we continue to focus on executing on technical support renewal opportunities and as our new enterprise solution offerings increase in complexity.

International Revenues

International revenues represented 60% and 58% of total revenues for the quarters ended March 31, 2005 and 2004, respectively. The increase in the percentage of international revenues was principally due to a $2.5 million, or 8%, decrease in revenues in the United States primarily due to less success in closing larger enterprise deals, the general weakness in IT spending and lower revenues generated from sales of our Java IDE products. Additionally, international revenues benefited from the weakening of the United States dollar, especially against the Euro, United Kingdom Pound Sterling and Japanese Yen over the past year.

The following table presents our total revenues by country and their percentage of total revenues for the quarters ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended March 31,
	2005		2004
United States	$28,262	40%	$30,774	42%
Germany	7,204	10%	8,479	11%
United Kingdom	5,515	8%	5,590	8%
Japan	5,566	8%	5,644	8%
All other countries	24,777	34%	22,372	31%

Total revenues	$71,324	100%	$72,859	100%

No other single country accounted for total revenues greater than 10% of total revenues in the quarters ended March 31, 2005 or 2004.

Our international revenues have been influenced by fluctuations in foreign currencies and would be harmed if the United States dollar were to strengthen against major foreign currencies, including the Euro, the United Kingdom Pound Sterling and the Japanese Yen.

Regional Revenues

The following table presents our total revenues by region and as a percentage of total revenues for the quarters ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended March 31,
	2005		2004
Americas	$34,563	48%	$34,482	47%
Europe, Middle East and Africa	25,368	36%	27,290	38%
Asia Pacific	11,393	16%	11,087	15%

Total revenues	$71,324	100%	$72,859	100%

Our Americas operations include activities of our parent company located in the United States as well as subsidiaries and branch offices in Brazil and Canada. Our Europe, Middle East and Africa (“EMEA”) operations include activities of our subsidiaries and branch offices in the Czech Republic, Finland, France, Germany, Italy, Netherlands, Russia, Spain, Sweden and the United Kingdom. Our Asia Pacific (“APAC”) operations include activities of our subsidiaries and branch offices in Australia, China, Hong Kong, India, Japan, Korea, New Zealand, Singapore and Taiwan.

During the quarter ended March 31, 2005 we experienced a slight increase in total revenues in our Americas region compared to the year-ago quarter primarily due to an increase in service revenues. Service revenues increased $2.5 million, or 20%, due to the strength in our technical support revenues and due to the acquisition of TeraQuest. The strength in technical support revenues was attributable to our operational focus in selling technical support contracts to new customers and renewing existing customers with lapsing contracts. Offsetting the increase in service revenues was a decrease in license revenues of $2.4 million, or 11%, primarily attributable to the decline in sales of our Java IDE products as previously discussed.

EMEA revenues decreased $1.9 million, or 7%, in the quarter ended March 31, 2005 compared to the year-ago quarter due to a $4.5 million, or 23%, decrease in license revenues. A significant portion of this decline was seen in sales of our Java IDE products. Tightening in IT spending in Europe further impacted the decline. Offsetting the decrease in EMEA license revenues was a $2.6 million, or 34%, increase in service revenues, primarily due to the renewal of support contracts for existing customers. Additionally, the weakening of the United States dollar versus the Euro and Pound Sterling over the past year benefited EMEA revenues by $1.4 million compared to the year-ago quarter.

During the quarter ended March 31, 2005, revenues from our APAC region increased $0.3 million, or 3%, compared to the year-ago quarter. The increase in revenues was primarily a result of a $0.7 million, or 36%, increase in service revenues, primarily technical support revenues, partially offset by lower revenues generated from our Java IDE products. Additionally, the weakening of the United States dollar versus the Japanese Yen over the past year benefited APAC revenues by $0.3 million compared to the year-ago quarter.

Cost of Revenues

The following table presents cost of revenues for the quarters ended March 31, 2005 and 2004, and the absolute dollar and percentage changes from the comparable prior year period (dollars in thousands):

	Three Months Ended March 31,		Change
	2005	2004	$	%
Cost of licenses and other revenues	$2,878	$2,831	$47	2%
As a percent of licenses and other revenues	7%	6%

Cost of service revenues	$9,328	$6,002	$3,326	55%
As a percent of service revenues	34%	27%

Amortization of acquired intangibles	$2,512	$2,561	$(49)	(2%)
As a percent of total revenues	4%	4%

Cost of Licenses and Other Revenues

Cost of licenses and other revenues consists primarily of production costs, product packaging costs and royalties paid to third party vendors. Cost of licenses and other revenues remained relatively flat when comparing the quarter ended March 31, 2005 to the year-ago quarter. Royalty costs were 3% and 2% of licenses and other revenues in the quarters ended March 31, 2005 and 2004, respectively. The level of royalty costs in future periods will be dependent upon our ability to obtain favorable licensing terms for our products that include third party technology and the extent to which we include such third party technology in our product offerings. Partially offsetting the increase in royalty costs was a reduction in direct production costs and inventory costs, as we had a larger percentage of our licenses and other revenues generated from large corporate contracts. Typically, large enterprise and corporate licenses are delivered electronically or represent additional licenses of software that have already been delivered. This has the impact of reducing our production costs and inventory costs.

Cost of Service Revenues

Cost of service revenues consists primarily of salaries and benefits, third party contractor costs and related expenses incurred in providing technical support, maintenance, upgrades, and consulting and education services. Service gross margins were 66% and 73% in the quarters ended March 31, 2005 and 2004, respectively. The decrease in gross margin was attributable to an increase in our use of outside vendors to assist with our training and education services and support contract renewal opportunities. Additionally, employee-related costs increased as a result of our acquisition of TeraQuest, which added approximately 30 employees. On an absolute dollar basis, cost of service revenues increased due to the factors mentioned above and a $5.7 million increase in service revenues, including an increase in training and consulting revenues that carry a relatively high labor cost component.

Amortization of Acquired Intangibles

Amortization of acquired intangibles consists of the amortization of purchased technology and maintenance contracts from acquisitions. Amortization of acquired intangibles decreased $0.1 million, or 2%, to $2.5 million in the quarter ended March 31, 2005 from $2.6 million in the year-ago quarter due to the completion of the amortization of certain TogetherSoft intangible assets partially offset by $0.1 million of intangible customer list amortization expense related to our acquisition of TeraQuest.

Operating Expenses

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses for the quarters ended March 31, 2005 and 2004, and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended March 31,		Change
	2005	2004	$	%
Selling, general and administrative expenses	$42,292	$40,575	$1,717	4%
As a percent of total revenues	59%	56%

The increase in selling, general and administrative expenses in absolute dollars and as a percentage of revenues was primarily attributable to an increase in outside services costs of $1.2 million, primarily as a result of our recent information technology outsourcing, an increase in travel-related expenses of $1.0 million related to worldwide selling activities, including our annual sales conference and an increase in consulting-related travel, and an increase in marketing costs of $0.3 million related to our overall corporate messaging initiatives. Offsetting these increases was a reduction in commissions and other incentive compensation expenses of $1.3 million as we did not meet our financial objectives for the quarter and incentives accrued or paid to employees were generally lower. If we achieve our financial targets in future quarters, we will expect to incur additional incentive compensation expenses in those quarters.

Research and Development Expenses

The following table presents our research and development expenses for the quarters ended March 31, 2005 and 2004, and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended March 31,		Change
	2005	2004	$	%
Research and development expenses	$14,629	$16,791	$(2,162)	(13)%
As a percent of total revenues	20%	23%

The decrease in research and development expenses in absolute dollars and as a percentage of revenues was primarily attributable to a $1.5 million decrease in incentive compensation expense related to not meeting our financial objectives for the quarter. Additionally there was a $0.9 million decrease in salary and related fringe benefits expenses due to a decrease in research and development headcount. Our average research and development headcount declined to 437 employees during the quarter ended March 31, 2005 from 465 employees during the quarter ended March 31, 2004.

Restructuring, Amortization of Other Intangibles, and Acquisition-Related Expenses

The following table summarizes our restructuring, amortization of other intangibles and acquisition-related expenses for the quarters ended March 31, 2005 and 2004, and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended March 31,		Change
	2005	2004	$	%
Restructuring	$233	$(86)	$319	371%
Amortization of other intangibles	742	1,190	(448)	(38)%
Acquisition related expenses	173	635	(462)	(73)%

Total	$1,148	$1,739	$(591)	(34)%

As a percent of total revenues	2%	2%

During the quarter ended March 31, 2005, we recorded $0.3 million in restructuring expenses, offset by $0.1 million in reversals of prior restructurings. The charge relates to severance and benefits resulting from the termination of an employee in selling, general and administrative. We incurred $0.7 million of amortization expense related to intangible trade names and non-compete agreements as a result of our acquisitions compared to $1.2 million in the year-ago quarter due to the completion of the amortization of certain TogetherSoft intangible assets. We recorded $0.2 million in acquisition-related expenses, which is primarily contingent consideration payable under the terms of the TeraQuest acquisition agreement. Acquisition-related expenses in the year-ago quarter primarily consisted of $0.5 million of contingent consideration payable under the terms of the VMGear acquisition agreement.

The following table summarizes our short-term restructuring activity for the quarter ended March 31, 2005 (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual as of December 31, 2004	$98	$1,075	$308	$1,481
March 2005 restructuring	306	—	—	306
Cash payments and write-offs	(51)	(279)	—	(330)
Reclassification from long-term restructuring	—	213	—	213

Accrual as of March 31, 2005	$353	$1,009	$308	$1,670

At March 31, 2005, we had $1.6 million in our long-term restructuring accrual related to the lease obligations for vacant facilities in the United Kingdom, Australia and North Carolina. We are currently seeking to sublet or terminate the leases on these vacant facilities.

On April 7, 2005, we announced that we expected to incur approximately $14 million in restructuring costs in the quarter ended June 30, 2005, related to vacating a portion of our leased facility in Scotts Valley, California and consolidation of sales management and other personnel. Of this total, we estimated that approximately $12.5 million would represent facilities related expenses and $1.5 million would relate to non-recurring severance related expenses. After the issuance of our final earnings press release on April 21, we concluded that a portion of the severance-related expenses that represented the statutorily-required severance amount payable to an international employee should have been recorded in the quarter ended March 31, 2005, rather than in the quarter ending June 30, 2005. Accordingly, our financial statements included herein record a severance accrual of $0.3 million for the first quarter. The adjustment has the effect of reducing our previously reported net income for the first quarter by $0.2 million, and reducing our earnings per share to $0.04 from $0.05. As a result of this adjustment and our review of additional information since our previous announcements on April 7 and April 21, we currently expect to incur between $13 million and $14 million in restructuring expenses for the quarter ending June 30, 2005, of which approximately $12 million to $12.5 million will represent facilities-related expenses and approximately $1 million to $1.5 million will relate to severance-related expenses.

We estimate that our 2004 restructuring activities reduced our ongoing operating expenses by approximately $1.5 million for the quarter ended March 31, 2005 and will continue to reduce our operating expenses by up to approximately $1.5 million per quarter for the remainder of 2005 from where operating expenses would have been absent the restructuring activities.

Gain on Sale of Investment

In March 2005 we entered into an agreement to sell an equity investment that was determined to be impaired and written-off in December 2002. We recognized a non-recurring gain of $4.7 million in the quarter ending March 31, 2005 on this transaction.

Interest and Other Income, Net

The following table presents our interest and other income, net for the quarters ended March 31, 2005 and 2004, and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended March 31,		Change
	2005	2004	$	%
Interest and other income, net	$1,220	$268	$952	355%
As a percent of total revenues	2%	0%

The increase in interest and other income, net during the quarter ended March 31, 2005 compared to the year-ago quarter is primarily attributable to higher yields realized on our invested capital and due to higher levels of invested cash compared to the year-ago quarter. Additionally, foreign currency losses totaled $0.1 million in the quarter ended March 31, 2005 compared to losses totaled $0.6 million recorded in the quarter ended March 31, 2004. Fluctuations in the Euro versus the United States dollar accounted for the majority of the losses in foreign currency recorded in the quarter ended March 31, 2005. The amount of foreign currency gains or losses we realize is influenced by fluctuations in the United States dollar versus the foreign currencies we conduct business in with respect to our short-term inter-company balances with our international subsidiaries, along with other transactional activities conducted in foreign currencies.

Income Taxes

For the three months ended March 31, 2005 and 2004, we recorded income tax expense of $0.9 million and $1.9 million, respectively. The effective tax rates for the three months ended March 31, 2005 and 2004 differ from statutory tax rates principally because we incurred non-U.S. withholding taxes in a number of foreign jurisdictions, which were not based on our profitability, as well as non-U.S. income taxes for certain profitable foreign operations. We also incurred U.S. federal tax expense for Alternative Minimum Tax, or AMT, purposes, as well as state income tax expense. Tax liabilities incurred in foreign jurisdictions were not offset by the benefits of prior U.S. net operating loss and tax credit carryforwards.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments. Cash, cash equivalents and short-term investments were $230.7 million at March 31, 2005, an increase of $9.5 million from a balance of $221.2 million at December 31, 2004. The increase in cash and cash equivalents and short-term investments was principally due to a reduction in accounts receivable and an increase in accounts payable, partially offset by a decrease in accrued liabilities.

Liabilities and leases. As of March 31, 2005, we had long-term liabilities of $6.0 million, which consisted principally of long-term leases and long-term restructuring accruals. We lease certain office space and facilities and certain furniture and equipment under various operating leases. In addition, in December 2003, we entered into a five-year lease for a facility in Tokyo, Japan, which is classified as a capital lease in accordance with SFAS 13 “Accounting for Leases.” We recorded an obligation of $0.8 million at the time we entered into the capital lease and our minimum future lease payments will be approximately $0.2 million per year through 2008. As of March 31, 2005 we had a total obligation of $0.6 million remaining.

On February 11, 2005, we entered into an agreement to extend the operating lease for a facility located in Atlanta, Georgia, for an additional ten years terminating on or around April 30, 2016. Future lease commitments will average $0.9 million annually, increasing over the lease term to a maximum annual commitment of $1.1 million in the final year of the agreement.

Net cash provided by operating activities. Net cash provided by operating activities during the quarter ended March 31, 2005 was $16.9 million, comprised of net income of $3.5 million, non-cash related expenses of $3.7 million and net working capital sources of cash of $14.4 million, partially offset by a $4.7 million gain from the sale of an equity investment. Working capital sources of cash included a decrease in accounts receivable and increases in accounts payable and deferred revenues. The net increase in accounts payable relates primarily to the timing of payments at the end of the first quarter of 2005. Deferred revenues increased due to the booking of support contracts. Working capital uses of cash included a decrease in accrued expenses due to a decrease in accrued incentive payroll, commissions and bonuses related to Borland not achieving its financial performance objectives during the quarter ended March 31, 2005.

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

Net cash used in investing activities. Net cash used in investing activities during the quarter ended March 31, 2005 was $8.2 million. We used $7.7 million, net, for the purchases of short-term investments and $4.2 million, net of cash acquired, for the purchase of TeraQuest. An additional $0.2 million remains payable to TeraQuest shareholders as of March 31, 2005. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion of this acquisition. Additionally, we used $1.0 million for the purchases of property and equipment. These uses of cash were partially offset by proceeds of $4.7 million from the sale of an equity investment.

Cash used in investing activities for the three months ended March 31, 2004 was $3.2 million, including $2.9 million, net, used for purchases of short-term investments and $0.4 million used for purchases of property and equipment.

In the future we may utilize cash resources to fund additional acquisitions or investments in other businesses, technologies or product lines.

Net cash used in financing activities. Net cash used in financing activities during the quarter ended March 31, 2005 was $4.6 million, consisting primarily of $6.1 million used for the repurchase of our common stock, partially offset by $1.5 million received for the issuance of shares of our common stock from the exercise of stock options.

Cash used in financing activities was $4.0 million for the three months ended March 31, 2004 and principally consisted of $2.2 million of proceeds from the issuance of common stock to employees under our employee stock option plans, offset by $6.2 million used to purchase our common shares under our stock repurchase programs.

Currency. Although we utilize foreign currency forward exchange contracts to reduce our foreign currency exchange rate risk, strengthening of the United States dollar against the Euro, the United Kingdom Pound Sterling, the Australian and Singapore dollars and the Japanese Yen could harm our business. We cannot predict currency exchange rate fluctuations and there can be no assurance that foreign currency exchange rates will not have a material adverse impact on our future cash flows and operating results. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional discussion of foreign currency risk.

Off-Balance Sheet Arrangements. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2005, we are not involved in any material unconsolidated transactions.

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

We are undergoing a transformation from a company that focuses on the development and distribution of individual software development tools to one that focuses on the development and distribution of enterprise software development platforms/solutions. This transformation has taken many forms (each of which involves substantial risks), including:

•	Changes in go-to-market strategy. To achieve increased sales force productivity, we must complete more large revenue, multi-product sales of our ALM suite. We further will need to define, articulate roadmaps and transform our ALM offering to our SDO vision. To do so, we must coordinate the efforts of our marketing, sales, and services organizations to focus on the needs of large enterprises. These tasks are complicated, involve many people and processes, and require consistency and persistence in the market place to be effective. If we fail to coordinate these efforts, we will not satisfy the demands of the large enterprise customers that we are targeting and our revenues will suffer.

•	Changes in our sales organization and sales leadership. We have recently focused our sales effort on enterprise customers. As a part of this effort to transform our sales organization, we are and have been making significant changes throughout our global sales force, particularly in the United States and Japan where productivity has been below expectations. In particular, we have recently made changes to our regional sales leadership in the United States and Japan in an effort to improve sales execution. These efforts may prove unsuccessful in increasing our sales to enterprise customers and may prove unsuccessful in increasing our revenues.

•	Changes in our sales cycles. Sales to large enterprises often are accompanied by long sales cycles. As we move into enterprise solution selling, we will also become more dependent on large revenue, multi-product transactions to meet our revenue expectations. Given our relative inexperience in serving enterprise customers and our greater dependency on larger revenue deals with longer sales cycles, we may be unable to accurately forecast revenues derived from these customers. If we fail to accurately forecast revenues, we may not achieve the revenue or net income that we anticipate, which could harm our stock price.

•	Changes in our marketing strategy. As part of our transition as an enterprise software company, we are investing a significant amount of time and resources in our marketing organization. Our investments are focused on increasing lead generation and developing appropriate enterprise-level messaging, all in an effort to provide the necessary tools to our sales organization to sell to the enterprise customer. We are relatively new at this. If we are unable to develop effective marketing programs or if our sales organization in turn is unable to effectively convert leads into customers, then our revenues will be harmed.

•	Changes in the make-up of our management team. Several members of our management team and senior personnel in a wide range of managerial roles recently joined Borland. As a result, our management team has a relatively short history working together, and it is unclear whether they will be able to manage the company effectively. If they are unable to manage the company effectively, our business will suffer.

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

Our increasing focus on enterprise customers may lengthen our sales cycles, which may delay sales beyond forecasted quarters and increase fluctuations in our financial results.

As we seek to license our software directly to large enterprises, we have experienced sales cycles that are substantially more lengthy and uncertain than those associated with our traditional business of licensing software through indirect and retail channels and more modest direct sales. As we focus on large transactions that involve multiple elements, enterprise customers generally require us to expend substantial time, effort and money in establishing a relationship and in educating them about our solutions. Also, sales to enterprise customers generally require an extensive sales effort throughout many levels within the customer’s organization and often require final approval by the customer’s chief information officer, chief financial officer and/or other senior executive employee. In particular, we believe that purchase decisions on complete ALM solutions often involve more senior-level employees than sales of the discrete development products that we have traditionally sold. These factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made in any particular quarter, or at all. We have experienced and expect to continue to experience delays and uncertainties in our sales cycle as well as increased up-front expenses in connection with our enterprise sales efforts. The timing of the execution of enterprise volume licenses could cause our results of operations to vary significantly from quarter to quarter, especially when we anticipate that certain transactions will close in a particular quarter. Further, industry buying patterns suggest that larger transactions are frequently deferred until later in the quarter, creating increased difficulty in quarterly forecasting. Finally, if we are unable to scale our sales and services organizations to better meet the needs of these enterprise customers, we will not be able to close a sufficient number of such transactions.

A substantial portion of our current revenues are based on sales of integrated development environments (“IDEs”). The IDE market continues to mature and commoditize, which has and will continue to adversely affect our revenues.

A substantial portion of our current revenues is based on sales of IDEs. The market for IDEs, particularly Java IDEs, has become increasingly commoditized. This is due in part to the overall increase in the utilization of open source software technologies, including the growing popularity of Eclipse — the open source initiative that provides, among other things, development tools, frameworks, and foundational IDE technology at little to no charge. Recently, we have seen substantial declines in the revenue attributable to JBuilder, our Java IDE offering, and we attribute this decline, at least in part, to pricing pressure created by open source IDEs. Customers may also choose to use open source technologies simply to avoid potentially lengthy and difficult procurement processes within their organizations. We have recently embraced Eclipse as a major foundational framework for our ALM tools, and will be placing more emphasis on Eclipse-based offerings in the future, including in the area of Java IDEs. While we believe there is still demand for JBuilder based on reputation, superior quality, and productivity enhancements, we believe our IDE revenues will continue to decline as the IDE market continues to mature and as we transition to include Eclipse in our IDE offerings. Given the increasing commoditization of the IDE market, and the risks associated with supporting the Eclipse foundation, we may be unable to accurately forecast the revenues we will generate from the sale of IDEs in future periods. If we fail to accurately forecast revenues from the sale of IDEs, our financial results may suffer and our stock price may decline.

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

In addition, the markets for our individual products are characterized by rapid change, new and emerging technologies, and fierce competition. Some of our competitors include IBM, Telelogic, Computer Associates, Quest, Serena, BEA Systems, Microsoft and Sun Microsystems. We attempt to differentiate our products from those of our competitors based on interoperability, total cost of ownership, product quality, performance, level of integration and reliability. In the future, we may be unable to successfully differentiate our products from those of our competitors, and we may be unable to compete with the substantially greater resources that many of our competitors have. If so, our business will suffer.

Our success is dependent upon our ability to enhance the quality and scalability of our various products, improve the integration and overall functionality of these products as part of our ALM software development platform, and evolve our ALM platform toward our vision of SDO.

We produce and sell a broad portfolio of software development and deployment products. The market for these products is characterized by continuous technological advancement, evolving industry standards and changing customer requirements. A significant portion of our research and development focus is on integrating certain of our point products into our ALM software development platform. Managing our development activities through our enterprise transformation is complex and involves a number of risks, especially with respect to maintaining competitiveness across our individual products while at the same time bolstering the integration and functionality of our products as part of our ALM platform. We cannot be certain that we will successfully design and market new products and upgrades to our current products, or enhance the integration and functionality of our ALM platform.

In addition, our customers use a wide variety of constantly changing hardware, software and operating platforms, adding to our development challenges. We invest and will continue to invest significant resources to develop products for new or emerging software and hardware platforms in the server, desktop, mobile and other environments that may develop from time to time. However, there is a risk that a new hardware or software platform for which we do not provide products could rapidly grow in popularity. In particular, we believe that this risk is substantial for particular proprietary platforms and languages for which we may not be given economically feasible access or access at all. As a result, we may not be in a position to develop products for such platforms or may be late in doing so. If we fail to introduce new products that address the needs of emerging market segments or if our new products do not achieve market acceptance as a result of delays in development or other factors, our future growth and revenue opportunity could suffer.

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

We believe that our revenues have the potential to vary significantly from time to time. These variations could cause our stock price to fluctuate significantly. We believe that these variations may result from many factors, including, but not limited to:

•	our limited experience in selling large revenue, multiple-product enterprise solutions;

•	the relative mix of demand for our various products and services especially in light of our increased focus on our services organization;

•	our limited sophistication in consistently forecasting revenues across our geographic regions and in light of our transition to an enterprise software company;

•	the mix of channels through which we sell our products;

•	timing, and any delay in the introduction, of upgrades or localizations to existing products or releases of new products;

•	the size and timing of significant orders and their fulfillment;

•	changes in pricing policies by us or our competitors; and

•	product defects that may be discovered from time to time and other product quality problems.

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

Some of our competitors, particularly those that are primarily hardware vendors or platform providers, generate a substantially greater proportion of their sales in markets in which we do not directly compete. We believe a number of these competitors view sales of software development technologies as important for enhancing the functionality of, and the demand for, their core products. As a result, these companies often bundle software development products that compete with our offerings with their other offerings, such as application servers, work stations, personal computers, operating systems databases and IT services. When competitors do so, the effective price for software development products that compete with our development products are often heavily discounted or offered at no charge. This has required us to reduce the price of our products and related services in certain circumstances, sometimes to no avail. Similarly, industry alliances and arrangements exist or may be formed in the future under which our competitors ally with companies in markets in which we do not compete to bundle products. These arrangements may also result in lower effective prices for our competitors’ products than for our products, putting pressure on our business and diminishing our competitive position.

Consolidation in our industry may impede our ability to compete effectively.

Consolidation continues to occur among companies that compete in our markets as companies seek to offer more extensive suites of software products and to take advantage of efficiencies and economies of scale. Additionally, some of the largest software and hardware providers in the world have sought to expand their software and services offerings through acquisitions in the software development, deployment and integration space. For instance, in early 2003, IBM acquired Rational Software, a provider of application lifecycle development products, and in 2004 purchased SystemCorp, a provider of software development project and portfolio management products. If these large providers, who have significantly greater financial, management, marketing and technical resources than we have, are successful in increasing their offerings in the software development market, then this will put significant pressure on our business and harm our ability to compete effectively. Additionally, changes resulting from these and other consolidations may harm our competitive position, particularly as certain products, when offered as part of a bundled suite, are offered for free or are given away to sell more hardware, infrastructure components or IT services. In addition, as the trend toward consolidation continues, we may encounter increased competition for attractive acquisition targets and may have to pay higher prices for those businesses or technologies we seek to acquire.

We depend on technologies licensed to us by third parties, particularly Sun Microsystems and Microsoft, and the loss of or inability to maintain these licenses could prevent or delay sales or shipments of certain of our products.

Today, we depend on licenses from third party suppliers for some elements of our products such as various file libraries. In particular, we depend on technology licenses from Sun Microsystems for our Java and VisiExchange products, and we depend on licenses from Microsoft for our Delphi, C++Builder, C#Builder and VisiExchange products. If any of these licenses or other third party licenses were terminated or were not renewed, or if these third parties failed to notify us in a timely manner of any new or updated technology, we might not be able to ship such products or provide support for such products, including upgrades. We would then have to seek an alternative to the third party’s technology and, in some cases, an alternative may not exist. This could result in delays in releasing and/or shipping our products, increased costs by having to secure unfavorable royalty arrangements or reduced functionality of our products, which in turn could substantially reduce our revenues.

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

We rely on independent software vendors (“ISVs”), value-added resellers (“VARs”) and other channel partners to complement our direct sales. The pricing, terms and conditions of our agreements with these parties are individually negotiated and vary by agreement. A majority of these agreements are non-exclusive. Many of our agreements do not require these channel partners to make a minimum number of purchases, and we have virtually no control over the shipping dates or volumes of systems shipped by our channel partners. Although we believe our relationships with these parties have been productive to date, we cannot guarantee that these relationships will continue to be productive or grow or that the channel partners will continue to purchase our products at the anticipated levels in the future. If we do not maintain good relations with our channel and other partners or if we are unable to secure arrangements with these parties on favorable terms, our business may suffer.

In particular, we depend on a small number of distributors for a significant portion of our revenue. While we have decreased our dependence on these distributors, we expect that a small number of distributors will continue to account for a significant portion of our revenues for the foreseeable future. Presently, some software distributors are experiencing financial weakness. If we lose a major distributor, such as Ingram Micro, our revenues could suffer.

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

We have historically used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees’ interest with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. If employees believe that the volatility of our stock price will result in a decline in our stock price, thus making stock options a less attractive portion of our employee compensation program, we may find it increasingly difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, financial condition or results of operations.

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

A substantial portion of our revenues is from international sales. International sales accounted for 60% of our revenues during the quarter ended March 31, 2005, with each of Germany, the United Kingdom and Japan accounting for significant portions of our total revenue. In addition, an increasing portion of our operations consists of activities outside the United States. We now have research and development facilities in Russia, Singapore, Sweden and the Czech Republic, and we have a direct sales force in place in more than twenty countries around the world. We have a complicated corporate structure, and historically have had geographically dispersed operational controls. In particular, we rely on personnel in our international locations to properly account for and manage our international operations, which introduces inherent difficulties in management and control. Given this, we may experience difficulty in efficiently and effectively managing our dispersed and complicated organization. As a result, our results of operations may suffer. In addition, we are subject to other risks inherent in doing business internationally, including:

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

Changes in accounting regulations and related interpretations and policies could cause us to defer recognition of revenue, or recognize lower revenue and profits.

Although we use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-product license transactions. As our transactions increase in complexity with the sale of larger, multi-product licenses, negotiation of mutually acceptable terms and conditions may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with Statement of Position 97-2, Software Revenue Recognition, as amended, however, these future, more complex, multi-product license transactions may require additional accounting analysis to account for them accurately, could lead to unanticipated changes in our current revenue accounting practices and may contain terms affecting the timing of revenue recognition, which could affect the financial results for a given period.

Recent changes in accounting for equity compensation could adversely affect our earnings and could require a modification to our equity compensation strategy, which could impact our ability to attract and retain employees.

We currently account for stock options under APB 25 and, accordingly, we record compensation expense related to stock options if the current market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. On December 15, 2004, the FASB issued SFAS 123R, which will require us to expense stock options in our statement of operations. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R which will delay the effective date of compliance for us to fiscal 2006. SFAS 123R applies to all outstanding stock options that are not vested at the effective date and grants of new stock options made subsequent to the effective date. Upon adoption of SFAS 123R, we estimate that our earnings in 2006 could be reduced significantly, which will make it substantially more likely that we could experience net losses.

We have historically used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The changing regulatory landscape could make it more difficult and expensive for us to grant stock options to employees in the future. In light of these changes, we anticipate that we will modify our equity compensation strategy. If employees believe that the incentives that they would receive under a modified strategy are less attractive, we may find it difficult to attract, retain and motivate employees. In addition, the use of alternative equity incentives may increase our compensation expense and may negatively impact our earnings. To the extent that new regulations make it more difficult or expensive to grant equity instruments to employees, we may incur increased compensation costs, further change our equity compensation strategy or find it increasingly difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, financial condition or results of operations.

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

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the United States dollar. The functional currency for all of our foreign operations is the local currency of the country in which we have established business operations. Both revenues and operating expenses in each of these countries are in local currencies, which mitigates a portion of the exposure related to fluctuations in local currencies against the United States dollar. However, our financial results could still be adversely affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, we have established a program to minimize our foreign currency exposure utilizing forward exchange contracts to manage foreign currency exposures related to short-term inter-company balances denominated in foreign currencies. The goal of this program is to offset the translation effect of foreign currency-denominated short-term inter-company balances by entering into contracts to sell or buy foreign currency at the time a foreign currency receivable or payable is generated. At month-end, foreign currency-denominated balances and the forward exchange contracts are marked-to-market and unrealized gains and losses are included in current period net income.

During the quarter ended March 31, 2005 we recorded net foreign exchange losses of $0.1 million, included as part of interest and other income, net, in our Condensed Consolidated Statements of Operations. The foreign exchange losses were generated primarily due to fluctuation in the Euro, the United Kingdom Pound Sterling, and the Australian and Singapore dollars versus the United States dollar. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our inter-company receivables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

During the quarter ended March 31, 2005 we recorded unrealized foreign currency losses of $2.4 million in cumulative other comprehensive income on the Condensed Consolidated Balance Sheets, in part, due to foreign currency movements on our long-term inter-company balances. As of March 31, 2005, we had $17.8 million, $2.9 million, $1.6 million, $1.1 million and $0.4 million in long-term inter-company balances that will be settled in Australian dollars, Singapore dollars, Japanese Yen, Brazilian Reais and South Korean Won, respectively.

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

The table below provides information about our derivative financial instruments, comprised of foreign currency forward exchange contracts as of March 31, 2005. The information is provided in United States dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table below presents the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates and the net fair value for our forward contracts as of March 31, 2005. All forward contracts in the table below represent contracts to buy or sell the currencies listed. All instruments mature within one month (dollar amounts in thousands).

	Notional Amount	Weighted- Average Contract Rate	Net Fair Value at March 31, 2005
Foreign currency forward exchange contracts:
Australian dollar	$2,813	0.7701	$2,806
Brazilian Real	566	2.7200	564
Canadian dollar	(3,651)	1.2008	(3,651)
Czech Koruna	(526)	23.0030	(526)
Euro	(1,710)	1.3053	(1,711)
Hong Kong dollar	2,123	7.7986	2,123
Indian Rupee	461	44.1896	457
Japanese Yen	1,438	107.6900	1,441
New Zealand dollar	(858)	0.7129	(855)
Russian Rouble	(1,096)	27.6500	(1,099)
Singapore dollar	10,390	1.6406	10,393
United Kingdom Pound Sterling	969	1.8885	967

Total	$10,919		$10,909

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

Cash and cash equivalents include investments, which have an original maturity of 90 days or less and short-term investments includes investments which have an original maturity of 91 days up to one year. As of March 31, 2005 and December 31, 2004, we held no investments classified as long-term. Our investment portfolio includes auction rate securities that are issued and rated as long-term bonds but are classified as short-term investments because we intend to hold them for less than one year. At March 31, 2005, the weighted-average interest rate we earn on our cash and cash equivalents balance of $78.3 million was 2.41% and the weighted-average interest rate we earn on our short-term investments balance of $152.4 million was 2.54%. At December 31, 2004, the weighted-average interest rate we earn on our cash and cash equivalents balance of $76.4 million was 2.11% and the weighted-average interest rate we earn on our short-term investments balance of $144.8 million was 2.48%. The difference in the weighted-average interest rates associated with cash and cash equivalents and short-term investments is primarily due to interest rates on auction rate securities which are included in our short-term investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels as of March 31, 2005, it would not materially change the fair market value of our investment portfolio.

Credit Risks

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions and commercial paper. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. No single group or customer represented greater than 10% of total accounts receivable, net of allowances, as of March 31, 2005, or December 31, 2004.

Item 4. Controls and Procedures

CEO and CFO Certifications

Included as exhibits to this Quarterly Report on Form 10-Q are “Certifications” of the Chief Executive Officer and the Chief Financial Officer. The first form of certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Quarterly Report contains the information concerning the controls evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Internal control over financial reporting is a set of processes designed by, or under the supervision of, our CEO and CFO, or persons performing similar functions, and implemented by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”). Internal control over financial reporting includes those policies and procedures that:

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

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of their inherent limitations, control systems may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of a material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2005, we did not maintain effective control over the accounting for a post-employment severance benefit plan. Specifically, effective controls were not in place to provide for the communication of certain information between the operations management and the finance and accounting function with respect to our decision to terminate an employee in an international jurisdiction. This control deficiency resulted in an adjustment to our Condensed Consolidated Financial Statements for the quarter ended March 31, 2005, specifically the recordation of a $0.3 million severance accrual. The adjustment has the effect of reducing our previously reported net income for the first quarter by $0.2 million, and reducing our earnings per share to $0.04 from $0.05. Additionally, this control deficiency could result in a misstatement of the accrued post-employment benefit liability, and the related expense could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

In light of this material weakness, we performed additional analysis and other post-closing procedures to ensure our Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

We assign a high priority to the improvement of our internal control over financial reporting. Since the discovery of the material weakness discussed above, we have made changes to our internal controls over financial reporting in the area of internal communications relating to employee terminations. We believe we have remedied this material weakness.

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting during the first quarter ended March 31, 2005 which our management concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On November 27, 2002, a stockholder class action and derivative lawsuit, Dieterich v. Harrer, et al., Case No. 02CC00350, was filed against Starbase Corporation, or Starbase, and five former directors of Starbase in the Superior Court of the State of California for Orange County, claiming that the former directors had breached fiduciary duties owed to Starbase and stockholders of Starbase. We are paying the costs of defending this litigation pursuant to indemnification obligations under the merger agreement relating to our acquisition of Starbase. Following a series of motions, the case was dismissed without prejudice on August 20, 2003. On October 28, 2003, a stockholder class action relating to the same matter, Dieterich v. Harrer, et al, Case No. 024-N, was filed against the former directors of Starbase in Chancery Court of the State of Delaware, alleging breach of fiduciary duties by the former directors of Starbase. The lawsuit also named as defendants Borland, Dale Fuller, and the following three former executive officers of Borland: Keith Gottfried, Frederick Ball, and Doug Barre. Defendants moved to dismiss and in August 2004, the Chancery Court granted in part and denied in part the motion to dismiss. Discovery has commenced and there is no date set for trial. We intend to defend ourselves vigorously. There is no indication at present whether the lawsuit will have a material effect on our financial condition, results of operations or liquidity.

From time to time, we may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS 5, “Accounting for Contingencies” we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These accruals are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable, however, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate accruals for any probable and estimable losses. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. We believe that, except as described above, given our current liquidity and cash and investment balances, even were we to receive an adverse judgment with respect to litigation that we are currently a party to, it is likely that such a judgment would not have a material impact on our financial condition, results of operations or liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) On January 5, 2005, we issued an aggregate of 86,791 shares of restricted common stock to then-TeraQuest Metrics, Inc. employees who are now Borland employees valued at an aggregate amount of $0.9 million. This issuance was deemed exempt from registration under the Securities Act of 1933 in reliance on Rule 505 and Section 3(b) of the Securities Act of 1933 as a limited offering that, among other things, did not exceed $5 million.

(c) Below is a summary of stock repurchases for the quarter ended March 31, 2005. See Note 9 of Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase programs.

PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 – January 31, 2005	40,000	$9.4909	40,000	$25,312,983	(2)
February 1, 2005 – February 28, 2005	586,300	$9.1478	586,300	$19,949,656	(3)
March 1, 2005 – March 31, 2005	44,000	$8.2868	44,000	$19,585,036	(4)

Total	670,300	—	670,300	—

No shares were repurchased other than through our Discretionary Program and our 10b5-1 Program.

(1)	In September 2001, our Board of Directors authorized the use of up to $30 million to repurchase shares of our outstanding common stock under a discretionary stock repurchase program (the “Discretionary Program”). The Discretionary Program was announced in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2002. In February 2004, our Board of Directors authorized an additional $30 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2004. In August 2003, our Board of Directors authorized the use of up to $15 million of our outstanding common stock, or 1,000,000 shares, whichever comes first, to repurchase shares of our common stock pursuant to a 10b5-1 repurchase program (“10b5-1 Program”). The 10b5-1 Program was announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2003.
(2)	Includes $17,235,989 under our Discretionary Program and $8,076,994 or 258,000 shares under our 10b5-1 Program.
(3)	Includes $12,216,103 under our Discretionary Program and $7,733,553 or 220,000 shares under our 10b5-1 Program.
(4)	Includes $12,216,103 under our Discretionary Program and $7,368,933 or 176,000 shares under our 10b5-1 Program.

Item 6. Exhibits

(a) Exhibits

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization by and among Borland Software Corporation, Targa Acquisition Corp. I, Targa Acquisition Corp. II, TogetherSoft Corporation, Peter Coad, as Primary Stockholders’ Agent, and Kurt Jaggers, as Secondary Stockholders’ Agent, dated as of October 29, 2002.	8-K	11/01/02	2.1

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Date	Number	Filed Herewith
2.2	Agreement and Plan of Merger among Borland Software Corporation, Galaxy Acquisition Corp. and Starbase Corporation, dated as of October 8, 2002.	8-K	10/10/02	2.1

3.1	Restated Certificate of Incorporation of Borland Software Corporation.	10-Q	11/14/03	3.1

3.2	Amended and Restated Bylaws of Borland Software Corporation.	8-K	02/18/05	3.2

4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/01	1

4.2	Specimen Stock Certificate of Borland Software Corporation.	10-Q	05/13/02	4.1

4.3	Investor Rights Agreement between Borland Software Corporation and Microsoft Corporation, dated as of June 7, 1999.	8-K	07/06/99	4.2(a)

10.46	Summary of Board Compensation. +				X

10.72	Addendum to Stock Option Agreement between Borland Software Corporation and Dale L. Fuller, dated February 2, 2005.+				X

31.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

31.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

32.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

32.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

+	Management contract or compensatory plan or arrangement.

A copy of any exhibit will be furnished (at a reasonable cost) to any stockholder of Borland upon receipt of a written request. Such request should be sent to Borland Software Corporation, 100 Enterprise Way, Scotts Valley, California 95066-3249, Attention: Investor Relations.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May, 2005.

BORLAND SOFTWARE CORPORATION
(Registrant)

/S/ KENNETH R. HAHN
Kenneth R. Hahn
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization by and among Borland Software Corporation, Targa Acquisition Corp. I, Targa Acquisition Corp. II, TogetherSoft Corporation, Peter Coad, as Primary Stockholders’ Agent, and Kurt Jaggers, as Secondary Stockholders’ Agent, dated as of October 29, 2002.	8-K	11/01/02	2.1

2.2	Agreement and Plan of Merger among Borland Software Corporation, Galaxy Acquisition Corp. and Starbase Corporation, dated as of October 8, 2002.	8-K	10/10/02	2.1

3.1	Restated Certificate of Incorporation of Borland Software Corporation.	10-Q	11/14/03	3.1

3.2	Amended and Restated Bylaws of Borland Software Corporation.	8-K	02/18/05	3.2

4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/01	1

4.2	Specimen Stock Certificate of Borland Software Corporation.	10-Q	05/13/02	4.1

4.3	Investor Rights Agreement between Borland Software Corporation and Microsoft Corporation, dated as of June 7, 1999.	8-K	07/06/99	4.2(a)

10.46	Summary of Board Compensation. +				X

10.72	Addendum to Stock Option Agreement between Borland Software Corporation and Dale L. Fuller, dated February 2, 2005.+				X

31.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

31.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

32.1	Certification of Dale L. Fuller, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

32.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

+	Management contract or compensatory plan or arrangement.