Form 10-Q
period 2005-06-30
BORLAND SOFTWARE CORP
filed 2005-08-09
CIK 853273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

001-10824

(Commission File Number)

Borland Software Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-2895440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20450 STEVENS CREEK BOULEVARD, SUITE 800

CUPERTINO, CALIFORNIA 95014

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (831) 431-1000

100 Enterprise Way

Scotts Valley, California 95066-3249

(Former Address, if Changed Since Last Report)

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 29, 2005, the most recent practicable date prior to the filing of this report, was 76,213,862.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts, unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$61,393	$76,432
Short-term investments	128,329	144,766
Accounts receivable, net of allowances of $7,793 and $9,830	50,631	62,924
Other current assets	14,780	12,642

Total current assets	255,133	296,764
Property and equipment, net	17,038	16,117
Goodwill	183,793	182,390
Intangible assets, net	7,627	12,630
Other non-current assets	8,035	7,382

Total assets	$471,626	$515,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,424	$10,384
Accrued expenses	38,515	45,358
Income taxes payable	15,037	16,443
Deferred revenues	50,426	51,647
Short-term restructuring	5,933	1,864
Other current liabilities	4,480	6,874

Total current liabilities	129,815	132,570
Long-term restructuring	11,252	2,052
Long-term liabilities	4,418	4,281

	145,485	138,903

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $.01 par value; 200,000,000 shares authorized; 76,244,612 and 80,936,862 shares issued and outstanding	762	809
Additional paid-in capital	641,938	638,077
Accumulated deficit	(212,878)	(198,826)
Deferred compensation	(1,746)	(1,002)
Cumulative other comprehensive income	8,185	12,671

	436,261	451,729
Less common stock in treasury at cost, 15,276,717 and 9,999,084 shares	(110,120)	(75,349)

	326,141	376,380

Total liabilities and stockholders’ equity	$471,626	$515,283

The accompanying notes are an integral part of the consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
License and other revenues	$38,159	$54,134	$81,723	$104,954
Service revenues	28,405	22,392	56,165	44,431

Total revenues	66,564	76,526	137,888	149,385

Cost of license and other revenues	1,997	1,643	4,875	4,474
Cost of service revenues	9,631	5,801	18,959	11,803
Amortization of acquired intangibles	2,521	2,375	5,033	4,936

Cost of revenues	14,149	9,819	28,867	21,213

Gross profit	52,415	66,707	109,021	128,172

Selling, general and administrative expenses	40,970	42,219	83,262	82,794
Research and development expenses	14,069	17,195	28,698	33,986
Restructuring, amortization of other intangibles and acquisition-related expenses	16,577	1,214	17,725	2,953

Total operating expenses	71,616	60,628	129,685	119,733

Operating income (loss)	(19,201)	6,079	(20,664)	8,439
Gain on sale of investment	—	—	4,680	—
Interest and other income (expense), net	1,287	(245)	2,507	23

Income (loss) before income taxes	(17,914)	5,834	(13,477)	8,462
Income tax provision (benefit)	(368)	2,988	575	4,903

Net income (loss)	$(17,546)	$2,846	$(14,052)	$3,559

Net income (loss) per share:
Net income (loss) per share — basic	$(0.23)	$0.04	$(0.18)	$0.04

Net income (loss) per share — diluted	$(0.23)	$0.03	$(0.18)	$0.04

Shares used in computing basic net income (loss) per share	77,421	80,381	78,897	80,594

Shares used in computing diluted net income (loss) per share	77,421	81,798	78,897	82,247

The accompanying notes are an integral part of the financial statements.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$(17,546)	$2,846	$(14,052)	$3,559

Other comprehensive loss:
Foreign currency translation adjustments	(2,097)	(56)	(4,486)	(396)

Comprehensive income (loss)	$(19,643)	$2,790	$(18,538)	$3,163

The accompanying notes are an integral part of the consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$(14,052)	$3,559
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,367	11,185
Loss on disposal of fixed assets	—	11
Gain on sale of an equity investment	(4,680)	—
Changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	11,479	9,062
Other assets	(2,534)	1,563
Accounts payable and accrued expenses	(1,706)	(8,896)
Income taxes payable	(3,395)	5,706
Short-term restructuring	4,069	(5,247)
Deferred revenues	725	2,510
Long-term restructuring	9,200	(870)
Other	(762)	(661)

Net cash provided by operating activities	6,711	17,922

INVESTING ACTIVITIES:
Purchases of property and equipment	(3,495)	(1,099)
Acquisition of TeraQuest Metrics, Inc., net of cash acquired	(4,436)	—
Purchases of short-term investments	(212,421)	(8,252)
Sales and maturities of short-term investments	228,806	12,475
Proceeds from the sale of an equity investment	4,680	—

Net cash provided by investing activities	13,134	3,124

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	3,867	6,190
Repurchase of common stock	(34,824)	(12,287)

Net cash used in financing activities	(30,957)	(6,097)

Effect of exchange rate changes on cash	(3,927)	122

Net change in cash and cash equivalents	(15,039)	15,071
Cash and cash equivalents at beginning of period	76,432	100,498

Cash and cash equivalents at end of period	$61,393	$115,569

The accompanying notes are an integral part of the consolidated financial statements.

BORLAND SOFTWARE CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying Borland Software Corporation (“Borland”) condensed consolidated financial statements at June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of Borland’s financial position at June 30, 2005 and December 31, 2004, its results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004. Certain prior period amounts have been reclassified in order to be consistent with current financial statement presentation, including the reclassification of auction rate securities to short-term investments from cash and cash equivalents as of June 30, 2004. This reclassification impacted net cash provided by investing activities presented in our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2004.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for any subsequent quarter or for the full year. The condensed consolidated financial statements and related notes should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission (“SEC”) on March 25, 2005.

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

We have also granted restricted stock to certain employees with a cash purchase price less than the closing market price of the underlying stock on the date of grant. Our restricted common stock awards generally vest over four to five years from the date of grant based on continued service. We record as deferred compensation the aggregate amount by which the closing price of our common stock on the date of grant exceeds the cash purchase price of the restricted common stock within stockholders’ equity. Deferred compensation associated with these grants is amortized to operating expenses over the respective vesting term. We provide additional pro forma disclosures as required under Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.”

Pro Forma Net Income (Loss) and Net Income (Loss) Per Share

Compensation expense included in pro forma net income (loss) and net income (loss) per share for the awards granted under our stock option and ESPP programs is determined using the fair value recognition provisions of SFAS 123 employing the Black-Scholes pricing model. The fair value of each stock option is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected life	3.99 years	4.31 years	3.99 years	4.31 years
Risk-free interest rate	3.87%	3.72%	3.87%	3.35%
Volatility	56.0%	62.0%	56.0%	62.0%
Dividend yield	0.00%	0.00%	0.00%	0.00%

The fair value of each ESPP award is estimated using the Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected life	6 months	6 months	6 months	6 months
Risk-free interest rate	3.08%	1.33%	2.94%	1.15%
Volatility	46.0%	40.0%	46.0%	40.0%
Dividend yield	0.00%	0.00%	0.00%	0.00%

The weighted average fair value of the stock options granted under our employee stock option plans and the stock awarded under our ESPP during the three months ended June 30, 2005 and 2004, as defined by SFAS 123, was $3.43 and $5.25 per share, respectively, and was $4.12 and $5.27 per share for the six months ended June 30, 2005 and 2004, respectively.

Had we recorded compensation expenses based on the estimated fair value on the grant dates of our stock options and ESPP awards as defined by SFAS 123, our pro forma net income (loss) and net income (loss) per share for the three and six ended June 30, 2005 and 2004, would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$(17,546)	$2,846	$(14,052)	$3,559
Stock compensation adjustment – intrinsic value	142	20	288	42
Stock compensation expense – fair value, net of tax effect	(4,480)	(1,382)	(9,260)	(3,443)

Pro forma net income (loss)	$(21,884)	$1,484	$(23,024)	$158

Net income (loss) per share:
As reported – basic	$(0.23)	$0.04	$(0.18)	$0.04
As reported – diluted	$(0.23)	$0.03	$(0.18)	$0.04

Pro forma – basic	$(0.28)	$0.02	$(0.29)	$0.00
Pro forma – diluted	$(0.28)	$0.02	$(0.29)	$0.00

The pro forma amounts include compensation expense related to stock option grants and ESPP awards for the three and six months ended June 30, 2005 and 2004.

NOTE 3—NET INCOME (LOSS) PER SHARE

We compute net income (loss) per share in accordance with SFAS 128, “Earnings per Share.” Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares, which consist of incremental shares issuable upon exercise of stock options, are included in diluted net income per share to the extent such shares are dilutive. Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2005.

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$(17,546)	$2,846	$(14,052)	$3,559

Denominator:
Denominator for basic income (loss) per share – weighted average shares outstanding	77,421	80,381	78,897	80,594
Effect of dilutive securities	—	1,417	—	1,653

Denominator for diluted income (loss) per share	77,421	81,798	78,897	82,247

Net income (loss) per share – basic	$(0.23)	$0.04	$(0.18)	$0.04

Net income (loss) per share – diluted	$(0.23)	$0.03	$(0.18)	$0.04

The diluted earnings (loss) per share calculation for the three months ended June 30, 2005 and 2004, excludes options to purchase 14.1 million and 7.9 million shares of common stock, respectively, because the exercise price of these options was greater than the average market price of a share of common stock during the respective period and the inclusion of such options would have been antidilutive.

The diluted earnings (loss) per share calculation for the six months ended June 30, 2005 and 2004, excludes options to purchase 13.8 million and 7.4 million shares of common stock, respectively, because the exercise price of these options was greater than the average market price of a share of common stock during the respective period and the inclusion of such options would have been antidilutive.

NOTE 4—ACQUISITION

TeraQuest Metrics, Inc.

On January 7, 2005, we completed the acquisition of privately held TeraQuest Metrics, Inc. (“TeraQuest”). TeraQuest was a Texas-based consulting firm focusing on software improvement, quality assurance and risk management for corporate and government software organizations and is now part of our newly created Process Optimization Practice.

The purchase price consisted of fixed consideration of $5.4 million in cash and $523,000 of acquisition-related costs. Contingent consideration includes cash retention payments of $1.3 million to be earned through the continued employment of certain key employees. This contingent consideration will vest and be paid over a two-year period or earlier under certain circumstances. In addition, $850,000 of restricted stock, which vests over a four-year period, was issued to certain TeraQuest employees upon the closing. Results of operations for TeraQuest have been included in our consolidated financial statements from the date of acquisition. The acquisition was accounted for as a purchase and the total purchase price was recorded as follows (in thousands):

Cash paid	$5,391
Direct transaction costs	523

Total purchase price	$5,914

Based upon the purchase price of the acquisition, the preliminary purchase price allocation was as follows (in thousands):

Current assets and other tangible assets:
Cash	$1,478
Current assets	2,049
Deferred tax assets	870
Goodwill	2,692
Customer lists	1,475

Total assets acquired	8,564

Liabilities assumed:
Current liabilities	(1,780)
Deferred tax liabilities	(870)

Total purchase price	$5,914

Customer lists are being amortized over a three-year life from the date of acquisition. Any resulting adjustments to the preliminary purchase price allocation presented above are expected to be included in our condensed consolidated financial statements in the quarter ended September 30, 2005.

In accordance with SFAS 109, “Accounting for Income Taxes,” deferred tax liabilities of $870,000 have been recorded for the tax effect of the amortizable intangible assets as well as other taxable temporary differences. We have recorded an offsetting deferred tax asset of $870,000 to reflect future deductible differences that could be allocable to offset future taxable income. We are releasing a portion of the valuation allowance to the extent the realization of deferred tax assets becomes assured as a result of the additional taxable income generated by the non-deductible amortizable intangible assets and other taxable temporary differences. Any future release of valuation allowance against deferred tax assets of TeraQuest will be recorded against goodwill.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 30, 2005 is as follows (in thousands):

Total
Balance as of December 31, 2004	$182,390
Adjustments to initial purchase accounting	(1,289)
Acquisition of TeraQuest	2,692

Balance as of June 30, 2005	$183,793

The adjustments to goodwill during the six months ended June 30, 2005 are primarily related to fluctuations in foreign currency exchange rates, especially the United Kingdom Pound Sterling and the Euro, and reversals of accrued expenses and other liabilities originally recorded as part of the purchase accounting for our acquisitions.

The following tables summarize our intangible assets, net (in thousands):

	June 30, 2005
	Gross carrying value	Accumulated amortization	Net carrying value
Acquired technology	$30,720	$(25,809)	$4,911
Maintenance contracts	8,700	(8,700)	—
Trademarks, trade names and service marks	8,300	(6,814)	1,486
Other	6,522	(5,292)	1,230

Total	$54,242	$(46,615)	$7,627

	December 31, 2004
	Gross carrying value	Accumulated amortization	Net carrying value
Acquired technology	$30,720	$(21,022)	$9,698
Maintenance contracts	8,700	(8,700)	—
Trademarks, trade names and service marks	8,300	(5,430)	2,870
Other	5,047	(4,985)	62

Total	$52,767	$(40,137)	$12,630

Estimated future amortization expense related to our intangible assets at June 30, 2005 is as follows (in thousands):

June 30, 2005
2005 (six months)	$6,185
2006	907
2007	535

Total	$7,627

NOTE 6—RESTRUCTURING

The following table summarizes our restructuring activities for the six months ended June 30, 2005, which have been accounted for in accordance with EITF 94-3 and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS 112, “Employers Accounting for Postemployment Benefits-an amendment of FASB Statements 5 and 43,” SEC Staff Accounting Bulletin 100, “Restructuring and Impairment Charges” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” as applicable (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2004	$418	$3,190	$308	$3,916
March 2005 restructuring	306	—	—	306
June 2005 restructuring	2,831	12,818	38	15,687
Cash payments and write-offs	(1,518)	(1,206)	—	(2,724)

Accrual at June 30, 2005	$2,037	$14,802	$346	$17,185

In March 2005, we recorded a cash restructuring charge for $306,000 for severance and benefits expenses resulting from the termination of an employee in selling, general and administrative.

During the second quarter of 2005, we undertook restructuring activities to consolidate underutilized facilities in Scotts Valley, California. We also eliminated 51 positions of which 44 were in selling, general and administrative and 7 were in research and development. Additionally, we reversed a previous restructuring charge taken for our Twyford, UK facility in the amount of $303,000. We expect to utilize unused space in this facility as part of a reorganization of our European organization. Net restructuring costs recorded in the second quarter of 2005 in connection with our June 2005 restructuring activities were $15.7 million including $13.4 million in the U.S. and $2.3 million in Europe and Asia. Of the total, $12.8 million represented facilities-related expenses and $2.9 million was related to severance expenses. Substantially all of these costs have or will require the outlay of cash, although the timing of lease payments relating to leased facilities over the next five years will be unchanged by the restructuring action.

At June 30, 2005, we had $11.3 million in our long-term restructuring accrual, of which $10.0 million was related to the lease obligation for the Scotts Valley, California facility, $1.1 million was related to the lease obligation for the Raleigh, North Carolina facility and $153,000 was related to the lease obligation for the Sydney, Australia facility.

NOTE 7—GAIN ON SALE OF INVESTMENT

In March 2005, we entered into an agreement to sell an equity investment in a privately held company that was determined to be impaired and written-off in December 2002. We recognized a non-recurring gain of $4.7 million in the six months ending June 30, 2005 on this transaction.

NOTE 8—INCOME TAXES

For the three months ended June 30, 2005 and 2004, we recorded an income tax benefit of $368,000 and income tax expense of $3.0 million, respectively. For the six months ended June 30, 2005 and 2004, we recorded income tax expense of $575,000 and $4.9 million, respectively. Our income tax provision is based on our operating results for the six months ended June 30, 2005 and on foreign income withholding taxes actually incurred.

The effective tax rates for the three and six months ended June 30, 2005 and 2004 differ from statutory tax rates principally because we did not fully benefit from the operating losses we incurred in the U.S. and we incurred income tax in a number of foreign jurisdictions in 2005. Additionally, we took a $730,000 benefit for the closure of a foreign tax audit and a $540,000 benefit for the refund of a foreign tax in the six months ended June 30, 2005.

Deferred income taxes are recorded in accordance with SFAS 109 and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using deferred tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of Japan, we have determined that it is more likely than not that our deferred tax assets in all jurisdictions will not be realized, due to uncertainties related to our ability to utilize deferred tax assets, primarily net operating losses carried forward before they expire. Accordingly, we have recorded deferred tax assets of $1.0 million for Japan, related to temporary book-tax differences and net operating loss carryforwards, and a full valuation allowance against the remainder of our deferred tax assets at June 30, 2005.

NOTE 9—REPURCHASE OF COMMON STOCK

Discretionary Repurchase Program

In September 2001, our Board of Directors authorized the use of up to $30 million to repurchase shares of our outstanding common stock under a discretionary stock repurchase program. In February 2004, our Board of Directors authorized an additional $30 million under this program and on May 20, 2005, the Board of Directors authorized an additional $75 million bringing the total discretionary stock repurchase authorizations to $135 million.

Under the program, we repurchased 4,423,500 shares of common stock at an average price of $6.30 per share for an aggregate cost of $27.9 million during the three months ended June 30, 2005. During the six months ended June 30, 2005, we repurchased 4,971,800 shares of common stock at an average price of $6.62 per share for an aggregate cost of $32.9 million.

During the three months ended June 30, 2004 we repurchased 589,600 shares of common stock at an average price of $8.48 per share for an aggregate cost of $5.0 million. During the six months ended June 30, 2004 we repurchased 1,112,700 shares of common stock at an average price of $8.99 per share for an aggregate cost of $10.0 million.

The discretionary program is currently in effect and at June 30, 2005, $59.3 million remains authorized for future repurchases.

10b5-1 Repurchase Program

In August 2003, our Board of Directors authorized a 10b5-1 stock repurchase program whereby up to 1,000,000 shares or $15 million worth of our outstanding common stock, whichever comes first, may be repurchased with a per day trading limit of 2,000 shares.

Under this program we repurchased 128,000 common shares at an average price of $6.38 a share for total consideration of $816,000 during the three months ended June 30, 2005. During the six months ended June 30, 2005 we repurchased 250,000 shares at an average price of $7.62 per share for total consideration of $1.9 million.

During the three months ended June 30, 2004, we repurchased 122,000 common shares at an average price of $8.84 a share for total consideration of $1.1 million during the quarter ended June 30, 2004. During the six months ended June 30, 2004, we repurchased 246,000 shares at an average price of $9.27 per share for total consideration of $2.3 million.

The 10b5-1 program is currently in effect and at June 30, 2005, 48,000 shares remain authorized for repurchases in the third quarter of 2005.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Indemnifications and Guarantees

The following is a summary of our agreements that we have determined are within the scope of Financial Accounting Standards Board (“FASB”) Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” some of which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2005, except as noted below.

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

We entered into an agreement for the outsourcing of inventory fulfillment. We guarantee that in the event we terminate the fulfillment agreement, we will purchase all inventory held by the vendor at the time of termination. We estimate and accrue reserves for excess inventory at the vendor. As of June 30, 2005, we had inventory in excess of the reserves of $423,000, which represents the potential charge relating to this guarantee for this period.

During the year ended December 31, 2003, we entered into a five-year operating lease for our corporate offices in Cupertino, California. In the event that we do not exercise our option to extend the term of the lease, we guarantee certain costs to restore the property to certain conditions in place at the time the lease commenced. We are accruing the estimated fair value of the lease restoration costs over the lease term and at June 30, 2005, we had a balance of $1.0 million accrued.

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

We also enter into standard indemnification agreements in our ordinary course of business with our customers, suppliers and other third-party providers. With respect to our customer license agreements, each contract generally includes certain provisions for indemnifying the customer against losses, damages, expenses and liabilities incurred by the customer in the event our software is found to infringe upon certain intellectual property rights of a third party. In our services agreement, we generally agree to indemnify our customers against any acts by our employees or agents that cause property damage or personal injury. In our technology license agreements, we also generally agree to indemnify our technology suppliers against any losses, damages, expenses and liabilities incurred by the suppliers in connection with certain intellectual property right infringement claims by any third party with respect to our products. Finally, from time to time we enter into other industry-standard indemnification agreements with third party providers such as professional advisors. The maximum potential amount of future payments we could be required to make under any of these indemnification agreements is presently unknown. To date, we have not incurred significant expense to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal.

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

Leases

We lease certain of our office and operating facilities and certain furniture and equipment under various operating leases. Our remaining operating lease terms extend through 2016 and as of June 30, 2005, future minimum lease payments under noncancelable operating leases were as follows, (in thousands):

	2005 (6 months)	2006	2007	2008	2009	Thereafter	Total
Operating leases	$4,965	$7,399	$5,883	$3,085	$2,901	$5,187	$29,420

Restructuring-related operating leases	1,869	3,758	3,300	2,942	2,585	431	14,885

Total commitments	$6,834	$11,157	$9,183	$6,027	$5,486	$5,618	$44,305

Rent expense, net, for all operating leases was $2.9 million and $6.1 million for the three and six months ended June 30, 2005, respectively, and was $3.1 million and $6.2 million for the three and six months ended June 30, 2004, respectively. In addition, in December 2003, we entered into a five year lease for a facility in Tokyo, Japan, which is classified as a capital lease in accordance with SFAS No. 13 “Accounting for Leases.” We recorded an obligation of $779,000 at the time we entered into the capital lease and our minimum future lease payments will be approximately $156,000 per year through 2008. As of June 30, 2005 we had a total obligation of $528,000 remaining. This capital lease is not included in the operating lease table presented above.

Litigation

On November 27, 2002, a stockholder class action and derivative lawsuit, Dieterich v. Harrer, et al., Case No. 02CC00350, was filed against Starbase Corporation, or Starbase, and five former directors of Starbase in the Superior Court of the State of California for Orange County, claiming that the former directors had breached fiduciary duties owed to Starbase and stockholders of Starbase. We are paying the costs of defending this litigation pursuant to indemnification obligations under the merger agreement relating to our acquisition of Starbase. Following a series of motions, the case was dismissed without prejudice on August 20, 2003. On October 28, 2003, a stockholder class action relating to the same matter, Dieterich v. Harrer, et al, Case No. 024-N, was filed against the former directors of Starbase in Chancery Court of the State of Delaware, alleging breach of fiduciary duties by the former directors of Starbase. The lawsuit also named as defendants Borland, and the following four former executive officers of Borland: Dale Fuller, Keith Gottfried, Frederick Ball, and Doug Barre. Defendants moved to dismiss and in August 2004, the Chancery Court granted in part and denied in part the motion to dismiss. Discovery has commenced and there is no date set for trial. We intend to defend ourselves vigorously. There is no indication at present whether the lawsuit will have a material effect on our financial condition, results of operations or liquidity.

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

Service Commitments

We have commitments regarding an outsourcing arrangement for portions of our information technology operations. The committed expenditures are an average of $5.2 million per year through November 2014. We can terminate this contract with or without cause upon payment of a termination fee, the maximum amount of which is $2.1 million in 2005 declining to $500,000 in the final year of the contract.

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005 the Financial Accounting Standards Board issued SFAS 154, “Accounting Changes and Error Corrections.” This statement replaces APB 20 and SFAS 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Adoption of this statement is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107, providing supplemental implementation guidance for SFAS 123R. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. In accordance with the new rule, the accounting provisions of SFAS 123R will be effective for us beginning in fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. SFAS 123R provides three alternative transition methods for its first adoption.

We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provide disclosure in our notes to our financial statements as required by SFAS 123. We expect the adoption of SFAS 123R and SAB 107 will have a material adverse impact on our net income and net income per share. Although we have not yet determined which transition method we will use in our adoption of SFAS 123R, we are evaluating the extent of such adverse impact to our net income and net income per share. See “Note 2—Stock-Based Compensation” above for the pro forma net income (loss) and net income (loss) per share amounts, for the three and six months ended June 30, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock awards.

In December 2004, the FASB issued Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The American Jobs Creations Act of 2004 introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we have not yet completed our analysis.

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

We have been transforming our go-to-market focus over the past several quarters from selling individual development tools to selling multi-product enterprise solutions and services that span the software application development lifecycle. As part of this transformation, we continue to focus on revamping and training our worldwide salesforce, increasing salesforce productivity, growing our pipeline of sales leads and opportunities, developing stronger alliances with systems integrators and technology partners that have established relationships with enterprise-level customers, and selling our individual products through our network of channel partners. We have also experienced longer and less predicable sales cycles, which is typical for larger solution sales, and we expect to compete directly and more often with larger companies. We therefore expect to continue to experience variability in our financial results as we pursue this transformation.

The first half of 2005 has been challenging. We continue to manage the company through transition, with an emphasis on accelerating growth of our ALM enterprise solutions while at the same time managing maturing product lines. Although we completed a number of million-dollar transactions, we achieved overall license revenues that were less than originally forecasted. The underachievement was due to a number of factors, including a decline in the number of large enterprise-level deals, general weakness in enterprise IT spending particularly in Europe, continued pressure on revenues from our Java IDE products in part due to pricing pressure from open source products, and unexpected weakness in our deployment products in the second quarter. We expect we will need to continue to manage the company through these challenging trends.

The following are our financial results for the three and six months ended June 30, 2005:

•	Total revenues decreased 13% to $67 million from $77 million for the three months ended June 30, 2005 and decreased 8% to $138 million from $149 million for the six months ended June 30, 2005.

•	Licenses and other revenues decreased 30% to $38 million from $54 million for the three months ended June 30, 2005 and decreased 22% to $82 million from $105 million for the six months ended June 30, 2005.

•	Service revenues increased 27% to $28 million from $22 million for the three months ended June 30, 2005 and increased 26% to $56 million from $44 million for the six months ended June 30, 2005.

•	Gross margins decreased to 79% from 87% for the three months ended June 30, 2005 and decreased to 79% from 86% for the six months ended June 30, 2005.

•	Operating expenses increased 18% to $72 million from $61 million for the three months ended June 30, 2005 and increased 8% to $130 million from $120 million for the six months ended June 30, 2005.

•	We recognized a gain of $4.7 million on the sale of an investment in the six months ended June 30, 2005.

•	Net loss was $17.5 million compared to net income of $2.8 million for the three months ended June 30, 2005 and net loss was $14.1 million compared to net income of $3.6 million for the six months ended June 30, 2005.

•	Cash, cash equivalents and short-term investments decreased $31 million to $190 million as of June 30, 2005, from $221 million as of December 31, 2004.

•	We repurchased 4,551,500 shares and 5,221,800 shares of our common stock for $29 million and $35 million during the three and six months ended June 30, 2005, respectively.

For a more in-depth discussion of our business, including a discussion of our critical accounting policies and estimates, please read our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 25, 2005.

Results of Operations

The following table presents our Condensed Consolidated Statements of Operations data and the related percentage of total revenues for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ending June 30,				Six Months Ending June 30,
	2005		2004		2005		2004
License and other revenues	$38,159	57%	$54,134	71%	$81,723	59%	$104,954	70%
Service revenues	28,405	43%	22,392	29%	56,165	41%	44,431	30%

Total revenues	66,564	100%	76,526	100%	137,888	100%	149,385	100%

Cost of license and other revenues	1,997	3%	1,643	2%	4,875	3%	4,474	3%
Cost of service revenues	9,631	14%	5,801	8%	18,959	14%	11,803	8%
Amortization of acquired intangibles	2,521	4%	2,375	3%	5,033	4%	4,936	3%

Cost of revenues	14,149	21%	9,819	13%	28,867	21%	21,213	14%

Gross profit	52,415	79%	66,707	87%	109,021	79%	128,172	86%

Selling, general and administrative expenses	40,970	62%	42,219	55%	83,262	60%	82,794	55%
Research and development expenses	14,069	21%	17,195	22%	28,698	21%	33,986	23%
Restructuring, amortization of other intangibles and acquisition-related expenses	16,577	25%	1,214	2%	17,725	13%	2,953	2%

Total operating expenses	71,616	108%	60,628	79%	129,685	94%	119,733	80%

Operating income (loss)	(19,201)	(29)%	6,079	8%	(20,664)	(15)%	8,439	6%
Gain on sale of investment	—	0%	—	0%	4,680	3%	—	0%
Interest and other income (expense), net	1,287	2%	(245)	0%	2,507	2%	23	0%

Income (loss) before income taxes	(17,914)	(27)%	5,834	8%	(13,477)	(10)%	8,462	6%
Income tax provision (benefit)	(368)	(1)%	2,988	4%	575	0%	4,903	3%

Net income (loss)	$(17,546)	(26)%	$2,846	4%	$(14,052)	(10)%	$3,559	3%

Total Revenues

The following table presents our total revenues for the three and six months ended June 30, 2005 and 2004 and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Change		2005	2004	Change
			$	%			$	%
Total revenues	$66,564	$76,526	$(9,962)	(13)%	$137,888	$149,385	$(11,497)	(8)%

We derive revenues from licenses of our software and the sale of related services. No single group or customer represented more than 10% of our total revenues in the three or six months ended June 30, 2005. A single customer, British Telecommunications plc located in the United Kingdom, represented 11% of our total revenues in the three months ended June 30, 2004.

Licenses and Other Revenues

The following table presents our licenses and other revenues for the three and six months ended June 30, 2005 and 2004 and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Change		2005	2004	Change
			$	%			$	%
License and other revenues	$38,159	$54,134	$(15,975)	(30)%	$81,723	$104,954	$(23,231)	(22)%
As a percentage of total revenues	57%	71%			59%	70%

Licenses and other revenues represent amounts for license fees and royalties earned for granting customers the right to use and distribute our software products. Licenses and other revenues have declined in the three and six-month periods ended June 30, 2005 due to a decrease in our success rate in closing larger enterprise transactions on time, or at all, and due to the general weakness in IT spending, especially in Europe. We experience longer sales cycles for transactions that involve larger, multi-product purchases. These larger solution sales often require extensive selling efforts throughout many levels within the customer’s organization and are often accompanied by a lengthy approval process. Given the complexity of these enterprise-level deals it has been, and will continue to be, difficult to forecast our success in closing these types of transactions. In addition, revenues from our Java IDE products declined $6.1 million in the three months ended June 30, 2005, due to the continuing commoditization of Java development tools and associated pricing pressure from open source products.

Service Revenues

The following table presents our service revenues for the three and six months ended June 30, 2005 and 2004 and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Change		2005	2004	Change
			$	%			$	%
Service revenues	$28,405	$22,392	$6,013	27%	$56,165	$44,431	$11,734	26%
As a percentage of total revenues	43%	29%			41%	30%

Service revenues represent amounts earned for technical support (which includes call support, maintenance and upgrades) and consulting and education services for software products. The increases in service revenues in both the three and six months ended June 30, 2005 were primarily due to an increase in technical support revenues and consulting services revenues. Technical support revenues have grown with our expanding base of enterprise-level customers who have purchased multi-product solutions from us. Our technical support revenues have benefited as we have focused our selling efforts on larger enterprise-level customers, who generally purchase support contracts with their software licenses and tend to renew their support contracts with a higher frequency. Consulting services revenues increased primarily due to the recent acquisition of TeraQuest.

International Revenues

International revenues represented 58% and 63% of total revenues for the three months ended June 30, 2005 and 2004, respectively, and were 59% and 60% of total revenues for the six months ended June 30, 2005 and 2004, respectively. The decrease in the percentage of international revenues was principally due to a decrease in revenues in the United Kingdom as IT spending has softened in Europe recently. Additionally, we closed a large enterprise deal in the United Kingdom in the quarter ended June 30, 2004. This decrease was partially mitigated by the weakening of the U.S. dollar versus the Euro, United Kingdom Pound Sterling, Japanese Yen and other foreign currencies, which had the effect of increasing international revenues by 1% in the three and six months ended June 30, 2005, respectively, compared to the year-ago periods.

The following table presents our total revenues by country and their percentage change for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
United States	$28,290	$28,349	(0)%	$56,552	$59,101	(4)%
Germany	7,120	6,797	5%	14,324	15,276	(6)%
United Kingdom	6,245	13,312	(53)%	11,760	18,902	(38)%
All other countries	24,909	28,068	(11)%	55,252	56,106	(2)%

Total revenues	$66,564	$76,526	(13)%	$137,888	$149,385	(8)%

No other single country accounted for total revenues greater than 10% of total revenues in the three or six months ended June 30, 2005 or 2004.

Our international revenues are influenced by fluctuations in foreign currencies and would be harmed if the U.S. dollar were to strengthen against major foreign currencies, including the Euro, the United Kingdom Pound Sterling and the Japanese Yen.

Regional Revenues

The following table presents our total revenues by region and their percentage change for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
Americas	$31,834	$33,114	(4)%	$66,397	$67,596	(2)%
Europe, Middle East and Africa	24,637	31,353	(21)%	50,005	58,643	(15)%
Asia Pacific	10,093	12,059	(16)%	21,486	23,146	(7)%

Total revenues	$66,564	$76,526	(13)%	$137,888	$149,385	(8)%

Our Americas operations include activities of our parent company located in the United States as well as subsidiaries and branch offices in Brazil and Canada. Our Europe, Middle East and Africa (“EMEA”) operations include activities of our subsidiaries and branch offices in Finland, France, Germany, Italy, Netherlands, Russia, Spain, Sweden and the United Kingdom. Our Asia Pacific (“APAC”) operations include activities of our subsidiaries and branch offices in Australia, China, Hong Kong, India, Japan, Korea, New Zealand, Singapore and Taiwan.

Americas. Revenues in the Americas region decreased in the three and six months ended June 30, 2005 due to a decline in license revenues. License revenues declined $5.0 million and $7.4 million in the three and six months ended June 30, 2005, respectively, due to the continued weakness of our Java IDE products and due to the softening in IT spending. Partially offsetting the decline in license revenues was an increase in service revenues of $3.7 million and $6.2 million in the three and six months ended June 30, 2005, respectively. Service revenues increased due to an increase in technical support revenues and an increase in consulting revenues related to the acquisition of TeraQuest. The strength in technical support revenues was attributable to our operational focus in selling technical support contracts to new customers and renewing existing customers with lapsing contracts.

EMEA. Revenues in the EMEA region decreased in the three and six months ended June 30, 2005 due to a decline in license revenues. License revenues declined $8.6 million and $13.1 million in the three and six months ended June 30, 2005, respectively. The declines were due to a decrease in revenues in the United Kingdom and the continued weakness of our Java IDE products along with recent softening in IT spending throughout Europe. We closed a large enterprise deal for $8.6 million in the United Kingdom in the quarter ended June 30, 2004, which contributed to the relative decline in 2005. Partially offsetting the decline in EMEA license revenues was an increase in service revenues of $1.8 million and $4.4 million in the three and six months ended June 30, 2005, respectively, primarily due to an increase in technical support revenues. Additionally, the weakening of the U.S. dollar versus the Euro and Pound Sterling over the year-ago periods benefited EMEA revenues by $689,000 and $2.1 million in the three and six months ended June 30, 2005, respectively.

APAC. Revenues in the APAC region decreased in the three and six months ended June 30, 2005 due to a decline in license revenues. License revenues declined $2.4 million and $2.8 million in the three and six months ended June 30, 2005, respectively. The decline was primarily due to the continued weakness of our Java IDE product line. Partially offsetting the decline in license revenues was an increase in service revenues of $417,000 and $1.1 million in the three and six months ended June 30, 2005, respectively. Service revenues increased primarily due to the strength of technical support revenues as we have focused on selling technical support contracts. Additionally, the weakening of the U.S. dollar versus the Japanese Yen, South Korean Won and other APAC currencies over the past year benefited APAC revenues by $333,000 and $803,000 in the three and six months ended June 30, 2005, respectively.

Cost of Revenues

The following table presents cost of revenues for the three and six months ended June 30, 2005 and 2004 and the absolute dollar and percentage changes from the comparable prior year period (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Change		2005	2004	Change
			$	%			$	%
Cost of license and other revenues	$1,997	$1,643	$354	22%	$4,875	$4,474	$401	9%
As a percent of license and other revenues	5%	3%			6%	4%

Cost of service revenues	$9,631	$5,801	$3,830	66%	$18,959	$11,803	$7,156	61%
As a percent of service revenues	34%	26%			34%	27%

Amortization of acquired intangibles	$2,521	$2,375	$146	6%	$5,033	$4,936	$97	2%
As a percent of total revenues	4%	3%			4%	3%

Cost of Licenses and Other Revenues

Cost of licenses and other revenues consists primarily of production costs, product packaging costs and royalties paid to third party vendors. License and other gross margins were 95% and 97% in the three months ended June 30, 2005 and 2004, respectively, and were 94% and 96% in the six months ended June 30, 2005 and 2004, respectively. Cost of licenses and other revenues increased in the three and six months ended June 30, 2005 due to an increase in royalty costs, which tend to fluctuate with changes in product mix. The level of royalty costs in future periods will depend upon our ability to obtain favorable licensing terms for our products that include third party technology and the extent to which we include such third party technology in our product offerings. Additionally, direct production and inventory costs in the year-ago quarter were unusually low as we had a larger percentage of our licenses and other revenues generated from large corporate contracts in that quarter. Typically, large enterprise and corporate licenses are delivered electronically or represent additional licenses of software that have already been delivered. This has the impact of reducing our production costs and inventory costs.

Cost of Service Revenues

Cost of service revenues consists primarily of salaries and benefits, third party contractor costs and related expenses incurred in providing technical support, maintenance, upgrades, and consulting and education services. Service gross margins were 66% and 74% in the quarters ended June 30, 2005 and 2004, respectively, and were 66% and 73% in the six months ended June 30, 2005 and 2004, respectively. The decrease in gross margins was primarily attributable to an increase in consulting costs as a result of our acquisition of TeraQuest. The acquisition of TeraQuest increased consulting costs by $1.7 million and $3.5 million in the three and six months ended June 30 2005, respectively. On an absolute dollar basis, cost of service revenues increased due to the TeraQuest acquisition and due to increases in service revenues.

Amortization of Acquired Intangibles

Amortization of acquired intangibles consists of the amortization of purchased technology and maintenance contracts from acquisitions. Amortization of acquired intangibles increased in the three and six months ended June 30, 2005 due to amortization expense associated with the acquired intangible customer list related to the acquisition of TeraQuest.

Operating Expenses

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses for the three and six months ended June 30, 2005 and 2004 and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Change		2005	2004	Change
			$	%			$	%
Selling, general and administrative expenses	$40,970	$42,219	$(1,249)	(3)%	$83,262	$82,794	$468	1%
As a percent of total revenues	62%	55%			60%	55%

The decrease in selling, general and administrative expenses in absolute dollars and as a percentage of revenues for the quarter ended June 30, 2005 was primarily attributable to a $2.2 million decrease in commissions and other incentive compensation expenses as we did not meet our financial objectives in the second quarter of 2005 and incentives accrued or paid to employees were generally lower. If we achieve our financial targets in future quarters, we will expect to incur additional incentive compensation expenses in those quarters. Partially offsetting these decreases was an increase in salary and benefit expenses of $1.3 million primarily due to an increase in our selling and marketing headcount by approximately 48 employees.

The increase in selling, general and administrative expenses in absolute dollars and as a percentage of revenues for the six months ended June 30, 2005 was primarily attributable to an increase in salary and benefit expenses of $2.6 million primarily due to an increase in our selling and marketing headcount. Partially offsetting this increase was a decrease in commissions and other incentive compensation expenses of $3.1 million, as we did not meet our financial objectives in the first half of 2005. Additionally, legal expenses decreased due to tight management of such expenses.

Research and Development Expenses

The following table presents our research and development expenses for the three and six months ended June 30, 2005 and 2004 and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Change		2005	2004	Change
			$	%			$	%
Research and development expenses	$14,069	$17,195	$(3,126)	(18)%	$28,698	$33,986	$(5,288)	(16)%
As a percent of total revenues	21%	22%			21%	23%

The decrease in research and development expenses in absolute dollars and as a percentage of revenues in the three and six months ended June 30, 2005 was primarily attributable to a decrease in incentive compensation expense of $1.5 million and $2.8 million, respectively, related to not meeting our financial objectives in the first half of 2005. Additionally, salary and related fringe benefits expenses decreased $1.5 million and $2.6 million, respectively, due to an overall decrease in our research and development headcount. We had approximately 37 fewer research and development employees during 2005 compared to 2004.

Restructuring, Amortization of Other Intangibles, and Acquisition-Related Expenses

The following table summarizes our restructuring, amortization of other intangibles and acquisition-related expenses for the three and six months ended June 30, 2005 and 2004 and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Change		2005	2004	Change
			$	%			$	%
Restructuring	$15,687	$(591)	$16,278	2,754%	$15,920	$(677)	$16,597	2,452%
Amortization of other intangibles	692	1,164	(472)	(41)%	1,434	2,354	(920)	(39)%
Acquisition-related expenses	198	641	(443)	(69)%	371	1,276	(905)	(71)%

Total	$16,577	$1,214	$15,363	1,266%	$17,725	$2,953	$14,772	500%

As a percent of total revenues	25%	2%			13%	2%

Restructuring. Restructuring expenses recorded in the three months ended June 30, 2005 included $15.7 million as part of our June 2005 restructuring, which included facility costs of $12.8 million related to vacating a portion of an underutilized building located in Scotts Valley, California. We recorded an additional $2.9 million for non-recurring severance and benefits expenses resulting from the elimination of 51 positions, including 44 in selling, general and administrative and 7 in research and development. Substantially all of our 2005 restructuring expenses will require the outlay of cash. The timing of lease payments relating to our Scotts Valley, California facility will remain unchanged by our restructuring actions and are expected to run through March 2010. Substantially all amounts related to severance and benefits are expected to be paid by the end of the third quarter of 2005.

Restructuring expenses recorded in the six months ended June 30, 2005 included our June 2005 restructuring for $15.7 million plus $306,000 of cash expenses for severance and benefits recorded in March 2005 resulting from the termination of an employee in selling, general and administrative. The following table summarizes our restructuring activity for the six months ended June 30, 2005 (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2004	$418	$3,190	$308	$3,916
March 2005 restructuring	306	—	—	306
June 2005 restructuring	2,831	12,818	38	15,687
Cash payments and write-offs	(1,518)	(1,206)	—	(2,724)

Accrual at June 30, 2005	$2,037	$14,802	$346	$17,185

At June 30, 2005, we had $11.3 million in our long-term restructuring accrual of which $10.0 million was related to the lease obligation for the Scotts Valley, California facility, $1.1 was related to the lease obligation for the Raleigh, North Carolina facility and $153,000 was related to the lease obligation for the Sydney, Australia facility.

We estimate our June 2005 restructuring activities will reduce our ongoing operating expenses by approximately $2.6 million in the quarter ended September 30, 2005 and will continue to reduce our operating expenses by up to approximately $3.6 million per quarter for the remainder of 2005 and 2006 from where operating expenses would have been absent the restructuring activities.

Amortization of other intangibles. In the three months ended June 30, 2005, we incurred $692,000 of amortization expense related to intangible trade names and non-compete agreements as a result of our acquisitions compared to $1.2 million in the year-ago quarter and we incurred $1.4 million of amortization expense in the six months ended June 30, 2005 compared to $2.4 million in the year-ago period due to the completion of the amortization of the TogetherSoft non-compete intangible asset.

Acquisition-related expenses. In the three and six months ended June 30, 2005, we recorded $198,000 and $370,000, respectively, in acquisition-related expenses, which is primarily contingent consideration payable under the terms of the TeraQuest acquisition agreement. Acquisition-related expenses in the year-ago three and six month periods primarily consisted of $641,000 and $1.3 million, respectively, of contingent consideration payable under the terms of the VMGear acquisition agreement.

Gain on Sale of Investment

In the six months ended June 30, 2005 we recognized a non-recurring gain of $4.7 million on the sale of an equity investment in a privately held company.

Interest and Other Income (Expense), Net

The following table presents our interest and other income (expense), net for the three and six months ended June 30, 2005 and 2004 and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Change		2005	2004	Change
			$	%			$	%
Interest and other income (expense), net	$1,287	$(245)	$1,532	625%	$2,507	$23	$2,484	10,800%
As a percent of net revenues	2%	0%			2%	0%

The increase in interest and other income (expense), net during the three and six months ended June 30, 2005 was primarily attributable to higher yields earned on our invested capital, which resulted in an increase in interest income during 2005, and a reduction in realized foreign currency losses due to the effectiveness of our foreign currency risk management program. Fluctuations in the Euro versus the U.S. dollar has accounted for the majority of the losses in foreign currency in the recent past. The amount of foreign currency gains or losses we realize is influenced by fluctuations in the U.S. dollar versus the foreign currencies we conduct business in with respect to our short-term inter-company balances with our international subsidiaries, along with other transactional activities conducted in foreign currencies.

Income Taxes

The following table presents our income taxes for the three and six months ended June 30, 2005 and 2004 and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Change		2005	2004	Change
			$	%			$	%
Income tax provision (benefit)	$(368)	$2,988	$(3,356)	(112)%	$575	$4,903	$(4,328)	(88)%
As a percent of net revenues	1%	4%			0%	3%

The decrease in taxes for both the three and six months ended June 30, 2005 as compared to the year-ago periods was primarily attributable to a decrease in the profitability of our foreign operations and the reversal of tax liabilities. Our income tax provision is based on our operating results for the three and six months ended June 30, 2005 and on foreign income withholding taxes actually incurred.

Our tax provision for the three and six months ended June 30, 2004 were not based on our actual expected rate as we incurred non-U.S. taxes in a number of foreign jurisdictions.

The effective tax rates for the three and six months ended June 30, 2005 and 2004 differ from statutory tax rates principally because we will not fully benefit from the operating losses we will incur in the U.S. and we will incur income tax in a number of foreign jurisdictions in 2005. Additionally, we took a $730,000 benefit for the closure of a foreign tax audit and a $540,000 benefit for the refund of a foreign tax in the six months ended June 30, 2005.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments. Cash, cash equivalents and short-term investments were $189.7 million at June 30, 2005, a decrease of $31.5 million from a balance of $221.2 million at December 31, 2004. The decrease in cash and cash equivalents and short-term investments was principally due to the purchase of $34.8 million of treasury stock during the six months ended June 30, 2005.

Liabilities and leases. As of June 30, 2005, we had long-term liabilities of $15.7 million, which consisted principally of long-term restructuring accruals and long-term leases. We lease certain office space and facilities and certain furniture and equipment under various operating leases. In addition, in December 2003, we entered into a five-year lease for a facility in Tokyo, Japan, which is classified as a capital lease in accordance with SFAS 13 “Accounting for Leases.” We recorded an obligation of $779,000 at the time we entered into the capital lease and our minimum future lease payments will be approximately $156,000 per year through 2008. As of June 30, 2005, we had a total obligation of $528,000 remaining.

Our remaining operating lease terms extend through April 30, 2016 and as of June 30, 2005, future minimum lease payments under noncancelable operating leases were as follows, (in thousands):

	2005 (6 months)	2006	2007	2008	2009	Thereafter	Total
Operating leases	$4,965	$7,399	$5,883	$3,085	$2,901	$5,187	$29,420
Restructuring-related operating leases	1,869	3,758	3,300	2,942	2,585	431	14,885

Total commitments	$6,834	$11,157	$9,183	$6,027	$5,486	$5,618	$44,305

The restructured operating leases above represent total lease commitments that are not associated with continuing operations.

Net cash provided by operating activities. Net cash provided by operating activities during the six months ended June 30, 2005 was $6.7 million, comprised of $17.1 million of net working capital sources and $8.4 million of non-cash related expenses, partially offset by a net loss of $14.1 million and a $4.7 million gain from the sale of an equity investment in a privately held company. Working capital sources of cash included a decrease in accounts receivable and an increase in short-term restructuring. The decrease in accounts receivable is due to strong collections in Europe and a decline in license revenues. Short-term restructuring increased due to our June 2005 restructuring activities. Working capital uses of cash included a decrease in accrued expenses due to a decrease in accrued incentive payroll, commissions and bonuses related to not achieving our financial performance objectives during the six months ended June 30, 2005.

Net cash provided by operating activities for the six months ended June 30, 2004 was $17.9 million, consisting of $3.6 million of net income, $11.2 million of non-cash related expenses and an increase in working capital sources of cash of $3.2 million. Working capital sources of cash included a decrease in accounts receivable and increases in taxes payable and deferred revenues. The decrease in accounts receivable is due to strong collections in Europe and the United States. Income taxes payable increased primarily due to an increase in income before taxes in 2004 and deferred revenues increased due to an increase in support contracts bookings, whose revenues are generally recognized over a twelve-month period. Working capital uses of cash included decreases in accounts payable, accrued expenses and short-term restructuring. Accounts payable and accrued expenses decreased due to the timing of payments made to our vendors and short-term restructuring decreased due to payments made on vacated facilities.

We anticipate our operating expenses to remain relatively stable for the foreseeable future and as a result we intend to fund our operating expenses through cash flows from operations.

Net cash provided by investing activities. Net cash provided by investing activities during the six months ended June 30, 2005 was $13.1 million, including $16.4 million provided by the net sales of short-term investments and $4.7 million in proceeds from the sale of an equity investment in a privately held company. Partially offsetting these sources was $4.4 million used in our acquisition of TeraQuest, net of cash acquired. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion of this acquisition. Additionally, we used $3.6 million for purchases of property and equipment.

Net cash provided by investing activities for the six months ended June 30, 2004 was $3.1 million, including $4.2 million provided by net sales of short-term investments, partially offset by $1.1 million used for purchases of property and equipment.

In the future we may utilize cash resources to fund additional acquisitions or investments in other businesses, technologies or product lines.

Net cash used in financing activities. Net cash used in financing activities during the six months ended June 30, 2005 was $31.0 million, consisting primarily of $34.8 million used to purchase our common shares under our stock repurchase programs, partially offset by $3.9 million received for the issuance of shares of our common stock from the exercise of stock options and from the purchase of shares by employees under our employee stock purchase plan.

Net cash used in financing activities was $6.1 million during the six months ended June 30, 2004 and consisted of $12.3 million used to purchase our common shares under our stock repurchase programs, partially offset by $6.2 million received for the issuance of shares of our common stock from the exercise of stock options and from the purchase of shares by employees under our employee stock purchase plan.

Currency. Although we utilize foreign currency forward exchange contracts to reduce our foreign currency exchange rate risk, the strengthening of the U.S. dollar against the Euro, the United Kingdom Pound Sterling, the Australian and Singapore dollars and the Japanese Yen could harm our business. We cannot predict currency exchange rate fluctuations and there can be no assurance that foreign currency exchange rates will not have a material adverse impact on our future cash flows and operating results. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional discussion of foreign currency risk.

Off-Balance Sheet Arrangements. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2005, we were not involved in any unconsolidated transactions.

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

We are undergoing a transformation from a company that focuses on the development and distribution of individual software development tools to one that focuses on the development and distribution of enterprise software development platforms/solutions. This transformation has taken many forms (each of which involves substantial risks), including:

•	Changes in go-to-market strategy. To achieve revenue growth, we must increase sales force productivity and generally complete more large revenue, multi-product sales of our ALM suite. We will also need to further define our roadmaps as we transform our ALM offering to our SDO vision. To do so, we must coordinate the efforts of our marketing, sales, services and research and development organizations to focus on the needs of large enterprises. These tasks are complicated, involve many people and processes, and require consistency and persistence in the market place to be effective. If we fail to coordinate these efforts, we will not satisfy the demands of the large enterprise customers that we are targeting and our revenues will suffer.

•	Changes in our sales organization and sales leadership. We have recently focused our sales effort on enterprise customers. As a part of this effort to transform our sales organization, we are and have been making significant changes throughout our global salesforce, particularly in the United States, Europe and Japan where productivity has been below our expectations. In particular, we have recently made changes to our regional sales leadership in the United States, Europe and Japan in an effort to improve sales execution. These efforts may prove unsuccessful in increasing our sales to enterprise customers.

•	Changes in our sales cycles. Sales to large enterprises often involve long and unpredictable sales cycles. As we move into enterprise solution selling, we will also become more dependent on large revenue, multi-product transactions to meet our revenue expectations. Given our relative inexperience in serving enterprise customers and our greater dependency on larger revenue deals with longer sales cycles, we may be unable to accurately forecast revenues derived from these customers. If we fail to accurately forecast revenues, we may not achieve the revenue or net income that we anticipate, which could harm our business and our stock price.

•	Changes in our marketing strategy. As part of our transition, we are investing a significant amount of time and resources in our marketing organization. Our investments are focused on increasing lead generation and developing appropriate enterprise-level messaging, all in an effort to provide the necessary tools to our sales organization to sell to the enterprise customer. We are relatively new at this. If we are unable to develop effective marketing programs and increase our pipeline of sales opportunities, or if our sales organization in turn is unable to effectively convert leads into customers, then our revenues will be harmed.

•	Changes in the make-up of our management team. Several members of our management team and senior personnel in a wide range of managerial roles recently joined Borland. As a result, our management team has a relatively short history working together, and it is unclear whether they will be able to manage the company effectively. If they are unable to manage the company effectively, our business will suffer. In addition, in July 2005, Dale L. Fuller stepped down as our President and Chief Executive Officer (“CEO”) and our Board of Directors appointed Scott J. Arnold as our Interim CEO. While the Board has formed an Executive Committee to assist in the transition and to begin the process of naming a CEO, until the process is complete and a permanent CEO is named, there may be disruption to our ongoing operations. Our customers may decide to defer purchasing or decide not to purchase at all, we may experience employee distraction, or we may see increased competitive pressure as our competitors attempt to use this period of leadership change to their competitive advantage. If we are unable to effectively manage through this transition quickly and effectively, our revenues could be harmed.

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

The application development lifecycle market is evolving, and customers are increasingly demanding software that integrates and addresses each stage of the application development lifecycle. Historically, we have focused on selling particular products for particular segments of the application development lifecycle, most notably development tools. We have done this utilizing a combination of an indirect sales channel that sells individual point products and a direct sales force that manages larger accounts on the basis of geography. We have recently focused our sales efforts on selling enterprise solutions to large customers, as our future growth will depend in large measure on our ability to sell comprehensive ALM solutions to these larger enterprises. To that end, we have also introduced sales personnel who will be dedicated exclusively to named enterprise accounts. However, we have little history of selling comprehensive ALM solutions, and we may be unable to transition effectively to selling these solutions to large enterprises. To compete successfully in the enterprise account market, we believe we will need to:

•	develop stronger relationships with systems integrators and other strategic partners with access to enterprise accounts;

•	develop stronger relationships with executive-level IT professionals and other executives responsible for making enterprise-wide purchasing decisions;

•	develop and reinforce messaging focused on executive-level IT professionals;

•	leverage our professional services organization to expand product opportunities within an enterprise customer; and

•	compete with several very large and well-established companies with more experience in these markets.

We do not have extensive experience in these areas. If we are unable to do any of the foregoing, our operating results could suffer.

Our increasing focus on enterprise customers may lengthen our sales cycles, which may delay sales beyond forecasted quarters and increase fluctuations in our financial results.

As we seek to license our software directly to large enterprises, we have experienced sales cycles that are substantially more lengthy and uncertain than those associated with our traditional business of licensing software through indirect and retail channels and more modest direct sales. As we focus on large transactions that involve multiple elements, enterprise customers generally require us to expend substantial time, effort and money in establishing a relationship and in educating them about our solutions. Also, sales to enterprise customers generally require an extensive sales effort throughout many levels within the customer’s organization and often require final approval by several layers of executives, including the customer’s chief information officer, chief financial officer and/or other senior executive employee. These factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made in any particular quarter, or at all. We have experienced and expect to continue to experience delays and uncertainties in our sales cycle as well as increased up-front expenses in connection with our enterprise sales efforts. The timing of the execution of enterprise volume licenses could cause our results of operations to vary significantly from quarter to quarter, especially when we anticipate that certain transactions will close in a particular quarter. Further, industry buying patterns suggest that larger transactions are frequently deferred until later in the quarter, creating increased difficulty in quarterly forecasting. Finally, if a sale is never completed despite months or even years of selling efforts, we will have expended substantial time, money and resources during the pre-sales effort without generating any revenue to offset these expenses.

If we are unable to maintain revenue levels in our maturing product lines, our financial results will be harmed.

A significant portion of our current revenues is based on sales of IDEs. The market for IDEs, particularly Java IDEs, has become increasingly commoditized. This is due in part to the overall increase in the utilization of open source software technologies, including the growing popularity of Eclipse — an open source initiative that provides, among other things, development tools, frameworks, and foundational IDE technology at little to no charge. We have seen substantial declines in the revenue attributable to JBuilder, our Java IDE offering, and we attribute this decline, at least in part, to pricing pressure created by open source IDEs. Customers may also choose to use open source technologies simply to avoid potentially lengthy and difficult procurement processes within their organizations. We have recently embraced Eclipse as a major foundational framework for our ALM tools, and will be placing more emphasis on Eclipse-based offerings in the future, including in the area of Java IDEs. While we believe there is still demand for JBuilder based on reputation, superior quality, and productivity enhancements, we believe our IDE revenues will continue to decline as the IDE market continues to mature and as we transition to include Eclipse in our IDE offerings. Given the increasing commoditization of the IDE market, and the risks associated with supporting the Eclipse foundation, we may be unable to accurately forecast the revenues we will generate from the sale of IDEs in future periods. If we fail to accurately forecast revenues from the sale of IDEs and if declines in our revenues for IDEs accelerates, our financial results may suffer and our stock price may decline.

We also currently have a significant amount of our revenue attributable to our deployment products. We recently experienced unexpected weakness in revenue from these products and believe they may be subject to commoditization pressure as well. Our deployment products are generally based on older standards and technologies, which increasingly are used only in more select industries, networks and applications.

We may as a result see fluctuations in revenue from licenses of these products, and may experience difficulty in maintaining historical revenue levels.

Our success is dependent upon our ability to enhance the quality and scalability of our various products, improve the integration and overall functionality of these products as part of our ALM software development platform, and evolve our ALM platform toward our vision of SDO.

We produce and sell a broad portfolio of products to manage the software development process. The market for these products is characterized by continuous technological advancement, evolving industry standards and changing customer requirements. A significant portion of our research and development focus is on integrating certain of our point products into our ALM software development platform. Managing our development activities through our enterprise transformation is complex and involves a number of risks, especially with respect to maintaining competitiveness across our individual products while at the same time bolstering the integration and functionality of our products as part of our ALM platform. We cannot be certain that we will be successful in designing and marketing new products, providing the necessary product enhancements or features to address increasingly sophisticated and varied needs of our customers or in enhancing the integration and functionality of our ALM platform.

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

Our inability to forecast our revenue pipeline or convert revenue pipeline into contracts could adversely affect our revenues.

We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all potential transactions, including the estimated closing date and potential dollar amount of each transaction. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period. When customers delay purchasing decisions, reduce in amount the purchase or cancel the purchase altogether, it will reduce the rate of conversion of the pipeline into contracts and our revenues will be harmed. In addition, because a substantial portion of our software license contracts close in the latter part of a quarter, we may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline into contracts in a timely manner. Our inability to respond to a variation in the pipeline or in the conversion of the pipeline into contracts in a timely manner, or at all, could cause us to plan or budget inaccurately and thereby could adversely affect our results of operations.

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

We believe that our revenues have the potential to vary significantly from time to time. These variations could cause our stock price to fluctuate significantly. We believe that these variations may result from many factors, including, but not limited to:

•	our limited experience in selling large revenue, multiple-product enterprise solutions;

•	the size and timing of significant orders and their fulfillment;

•	product defects that may be discovered from time to time and other product quality problems;

•	our limited sophistication in consistently forecasting revenues across our geographic regions and in light of our transition to an enterprise software company;

•	the relative mix of demand for our various products and services, especially in light of our increased focus on our services organization;

•	timing, and any delay in the introduction, of upgrades or localizations to existing products or releases of new products; and

•	changes in pricing policies by us or our competitors.

Our revenues may also be affected in the short term as a result of not meeting analyst expectations in recent quarters as customers may defer or delay purchasing decisions. As a result of the foregoing, revenues may be difficult to predict, and any shortfall in revenues for a quarterly period may not be known until late in the quarter. Additionally, our costs, while based on projected revenues, are relatively fixed in the short term. Therefore, if our revenue levels fall below projections, anticipated profitability will suffer. As a result, we believe that quarterly revenues and operating results will continue to be difficult to forecast, and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of trends or our future performance.

Failure to successfully deliver on large transactions may impair our ability to maintain existing and establish new relationships with enterprise-level customers.

Our reputation, growth and ability to expand our base of enterprise-level customers depend on the execution of large-scale transactions. Because we are new to providing products and services to enterprise-level customers, our success will depend on our ability to deploy our products across an enterprise and to deliver products that perform as promised. To be successful in the enterprise market, we must be able to provide high quality products that can scale across the enterprise. In addition, our success will depend on our ability to properly scale our services organization in order to provide the necessary consulting, education and technical support services needed to successfully deploy our products. If we are unable to provide acceptable products, or our products are unable to scale effectively with enterprise-level customers, or if we fail to provide adequate professional services to the enterprise customer, we will not be able to execute on our large-scale implementations. Should this happen, we may lose existing customers and our reputation would be harmed, each of which would cause our revenues to decline.

If we fail to establish strategic relationships with systems integrators or if we are unable to offer adequate services to support existing relationships with systems integrators, our ability to sell comprehensive solutions to enterprise customers will be harmed.

We believe that growth in our license revenues will depend on our ability to provide our customers with professional services that support the utilization of our products. This will require establishing stronger relationships with the large systems integrators that have experience implementing enterprise solutions across large organizations. We believe these systems integrators are important to our sales, marketing and support activities with enterprise customers given their access to large enterprises. If successful, we believe that these relationships will expand the distribution of our products. In addition, to succeed in establishing successful relationships with systems integrators, we need to provide services that complement their core service offerings. These professional services include maintenance, architectural consulting, training, education, technical support and project management. We are presently expanding the breadth and depth of our worldwide services organization. If we fail to properly hire and scale our worldwide services organization, we may not be able to provide the services that complement the core offerings of these systems integrators. If we are unsuccessful in establishing good relations with large systems integrators, our ability to sell our solutions to large enterprises will be greatly diminished, and as a consequence, our revenues will be harmed.

We may not be able to successfully compete against current and potential competitors.

Our markets are intensely competitive. As we enter the market for comprehensive software development solutions, we face competition from some of the largest software providers in the world. For example, IBM, Microsoft, Sun Microsystems, BEA Systems, Mercury Interactive and others today provide or have stated they intend to provide more comprehensive enterprise software development and integration solutions. Presently, some of these competitors partner with us to enhance the depth of comprehensive solutions and enhance their reach to our established developer customer base; however, if strategies change and a larger market overlap results, some of these current partners could become more competitive. Many of these competitors have substantially greater financial, management, marketing and technical resources than we have. In addition, many of our competitors have well established relationships with our current and potential customers, extensive knowledge of the market, substantial experience in selling enterprise solutions, strong professional services and technical support offerings and extensive product development, sales and marketing resources. As a result of their greater resources and established relationships, these competitors may be more successful than we are at developing and marketing products and solutions in our markets.

In addition, the markets for our individual products are characterized by rapid change, new and emerging technologies, and fierce competition. Some of our competitors include IBM, Telelogic, Computer Associates, Quest, Serena, BEA Systems, Microsoft and Sun Microsystems. We attempt to differentiate our products from those of our competitors based on interoperability, total cost of ownership, product quality, performance, level of integration and reliability. In the future, we may be unable to successfully differentiate our products from those of our competitors, or we may be unable to compete with the substantially greater resources that many of our competitors have. If so, our business will suffer.

Bundling arrangements or product give-aways by our competitors, including available, cost-free development technologies, may diminish demand for our products or pressure us to reduce our prices.

Some of our competitors, particularly those that are primarily hardware vendors or platform providers, generate a substantially greater proportion of their sales in markets in which we do not directly compete. We believe a number of these competitors view sales of software application lifecycle technologies as important for enhancing the functionality of, and the demand for, their core products. As a result, these companies often bundle software products that compete with our offerings with their other offerings, such as application servers, work stations, personal computers, operating systems databases and IT services. When competitors do so, the effective price for their software products that compete with our software development platform/solutions are often heavily discounted or offered at no charge. This has required us to reduce the price of our products and related services in certain circumstances, sometimes to no avail. Similarly, industry alliances and arrangements exist or may be formed in the future under which our competitors ally with companies in markets in which we do not compete to bundle products. These arrangements may also result in lower effective prices for our competitors’ products than for our products, putting pressure on our business and diminishing our competitive position.

The complexity of accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could cause us to defer recognition of revenue, or recognize lower revenue and profits.

We have recently begun entering into large, complex professional services agreements. We have no prior experience in services engagements of this scale. Our inability to structure and manage services agreement may result in unanticipated changes to the timing of our services revenue. In addition, if we bundle services together with our license agreements, this may also affect the timing of recognizing our license revenue. We will need to implement new systems or upgrade current systems to manage these large, complex services agreements. If our systems fail or if our services agreements lead to unanticipated changes to the timing of revenue recognition, then our results of operations could be harmed.

Although we use standard agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standard agreements, particularly in multi-product license and services transactions. As our transactions increase in complexity with the sale of larger, multi-product licenses, negotiation of mutually acceptable terms and conditions may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with Statement of Position 97-2, Software Revenue Recognition, as amended, however, these future, more complex, multi-product license transactions may require additional accounting analysis to account for them accurately, could lead to unanticipated changes in our current revenue accounting practices and may contain terms affecting the timing of revenue recognition, which could affect the financial results for a given period.

Because competition for qualified technical and management personnel is intense, we may not be able to recruit or retain qualified personnel, which could harm the development of our products.

We believe that our ability to successfully grow and manage our business and to develop new products will depend, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled software engineers, sales personnel and management personnel. Competition for qualified technical and management personnel is intense and in particular, the job market in the Silicon Valley is beginning to recover offering greater opportunities to employees. In addition, in the past some of our competitors have also utilized their greater resources to provide substantial signing bonuses and other inducements to lure key personnel away from us. We employ a variety of measures to retain our key people, including the grant of stock options, and use of promotions and bonuses. We are not certain that our efforts to retain our key employees will succeed, and our failure to attract and retain key personnel could significantly harm our business. If we are unable to recruit and retain quality personnel, our ability to provide solutions that effectively solve customers’ problems could be harmed. As a result, we may lose customers or may not achieve anticipated sales during a particular period. In addition, the loss of technical talent may result in our being unable to ship new products or product upgrades at the times that we originally planned. If we experience delays in the shipment of new products or product upgrades, we may be unable to achieve anticipated sales during a particular period.

We have historically used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees’ interest with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. Given the recent volatility of our stock price, if employees believe that the volatility will result in a decline in our stock price, thus making stock options a less attractive portion of our employee compensation program, we may find it increasingly difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, financial condition or results of operations.

Our products may contain unknown defects that could result in a loss of revenues, decreased market acceptance, injury to our reputation and product liability claims.

Software products occasionally contain errors or defects, especially when they are first introduced or when new versions are released. We cannot assure you that our products are or in the future will be completely free of defects and errors. We could lose revenue as a result of product defects or errors, including defects contained in third party products by which our products work. In addition, the discovery of a defect or error in a new version or product may result in the following consequences, among others:

•	delayed shipping of the product;

•	delay in market acceptance;

•	diversion of development resources;

•	damage to our reputation;

•	product liability claims; and

•	increased service and warranty costs.

As we move away from selling individual point products towards selling enterprise-wide solutions, we also expect our products to become more critical to our customer. Thus, a defect or error in our products could result in a significant disruption to our customer’s business. In addition, as we transition to selling larger, more complex solutions, there is also the risk that our current products will not prove scalable without substantial effort or that there is a market perception that our products are too complex. If are unable to develop products that are free of defects or errors or if our products are not able to scale across an enterprise or are perceived to be too complex to scale across an enterprise, our business could be harmed.

Consolidation in our industry or fluctuation in our stock price may impede our ability to compete effectively.

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

As the trend toward consolidation continues, we may encounter increased competition for attractive acquisition targets and may have to pay higher prices for those businesses or technologies we seek to acquire. In addition, we have seen a recent decline in our stock price which will in turn make it more difficult for us to use stock as a currency for the acquisition of strategic businesses or technologies. This will put pressure on our ability to seek out potential acquisition targets which may impede our growth and our ability to compete effectively.

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

The market landscape for enterprise software application development and deployment solutions is broad, and our products and solutions must integrate with a wide variety of technologies. To be successful, we must establish and enhance strategic alliances with a wide variety of companies in the software development ecosystem. Many of these companies have competitive products or have stated a desire to move broadly into the software development lifecycle space. In addition, many of these companies are competitive with one another and approach partnering with us cautiously. This has made it difficult in some cases to establish or enhance desired relationships or achieve intended objectives. We currently have a number of important strategic alliances and technology relationships with industry leaders. Where we have established working relationships, our allies may choose to terminate their arrangements with us where no binding contractual arrangements exist. The failure to develop or maintain our strategic alliances and technology relationships or our allies’ decision to opt out of their arrangements with us may impede our ability to introduce new products or enter new markets, and consequently harm our revenue prospects.

Failure to manage our international operations could harm our financial results.

A substantial portion of our revenues is from international sales. International sales accounted for 58% of our revenues during the quarter ended June 30, 2005, with each of Germany, the United Kingdom and Japan accounting for significant portions of our total revenue. In addition, a significant portion of our operations consists of activities outside the United States. We now have research and development facilities in Russia, Singapore, Sweden and the Czech Republic, and we have a direct sales force in place in more than twenty countries around the world. We have a complicated corporate structure, and historically have had geographically dispersed operational controls. In particular, we rely on personnel in our international locations to properly account for and manage our international operations, which introduces inherent difficulties in management and control. Given this, we may experience difficulty in efficiently and effectively managing our dispersed and complicated organization. As a result, our results of operations may suffer. In addition, we are subject to other risks inherent in doing business internationally, including:

•	fluctuations in foreign currency exchange rates;

•	the difficulty of staffing and managing an organization spread over various countries and continents;

•	potentially reduced or less certain protection for intellectual property rights than is available under the laws of the United States;

•	longer payment cycles in some countries and greater difficulty in collecting accounts receivable;

•	restrictions on the expatriation of currency from a particular country;

•	export restrictions, tariffs, duties and other trade barriers;

•	changes in regulatory requirements and resulting costs;

•	differing cultures and business practices not consistent with our regulatory obligations in the United States;

•	compliance with various conflicting laws and regulations, including employment laws, and resulting costs; and

•	war, threats of war, terrorist activity or political or economic instability in certain parts of the world.

One or more of these risks could harm our future research operations and international sales. If we are unable to manage these risks of doing business internationally, our results of operations could suffer.

If we fail to effectively manage the size of our organization, our operating results could suffer.

As part of our transformation from a provider of individual point product solutions to an enterprise solution provider, we have engaged in a series of restructurings to realign the organization with our strategy. These changes in our business have placed a significant strain on our management systems and resources. If we fail to manage the size of our operations effectively, our business could be harmed. In addition, if we are successful in expanding and diversifying our product and customer base, we may be required to increase staffing and other expenditures in order to meet the anticipated demands of our customers. Given that our customers do not commit to license our software for more than a short time in advance, any increase in expenses in anticipation of future orders that do not materialize could reduce our profitability.

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

We rely on value-added resellers, and other channel partners to complement our direct sales. If we cease doing business with one or more of these parties, our revenues could suffer.

We rely on value-added resellers (“VARs”) and other channel partners to complement our direct sales primarily in relation to our maturing products. The pricing, terms and conditions of our agreements with these parties are individually negotiated and vary by agreement. A majority of these agreements are non-exclusive. Many of our agreements do not require these channel partners to make a minimum number of purchases, and we have virtually no control over the shipping dates or volumes of software shipped by our channel partners. Although we believe our relationships with these parties have been productive to date, we cannot guarantee that these relationships will continue to be productive or grow or that the channel partners will continue to purchase our products at anticipated levels in the future. If we do not maintain good relations with our channel and other partners or if we are unable to secure arrangements with these parties on favorable terms, our business may suffer.

In particular, we depend on a small number of distributors for a portion of our revenue. While we have decreased our dependence on these distributors, we expect that a small number of distributors will continue to account for a portion of our revenues for the foreseeable future. Presently, some software distributors are experiencing financial weakness. If we lose a major distributor, such as Ingram Micro, our revenues could suffer.

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

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. The functional currency for all of our foreign operations is the local currency of the country in which we have established business operations. Both revenues and operating expenses in each of these countries are in local currencies, which mitigates a portion of the exposure related to fluctuations in local currencies against the U.S. dollar. However, our financial results could still be adversely affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, we have established a program to minimize our foreign currency exposure utilizing forward exchange contracts to manage foreign currency exposures related to short-term inter-company balances denominated in foreign currencies. The goal of this program is to offset the translation effect of foreign currency-denominated short-term inter-company balances by entering into contracts to buy or sell foreign currency at the time a foreign currency receivable or payable is generated. At month-end, foreign currency-denominated balances and the forward exchange contracts are marked-to-market and unrealized gains and losses are included in current period net income (loss).

During the three and six months ended June 30, 2005 we recorded net foreign exchange losses of $141,000 and $246,000, respectively, included as part of interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. The foreign exchange losses were generated primarily due to fluctuation in the Euro, the United Kingdom Pound Sterling, and the Australian and Singapore dollars versus the U.S. dollar. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our inter-company receivables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

During the three and six months ended June 30, 2005 we recorded unrealized foreign currency losses of $2.1 million and $4.5 million, respectively, in cumulative other comprehensive income on the Condensed Consolidated Balance Sheets, in part, due to foreign currency movements on our long-term inter-company balances. As of June 30, 2005, we had $17.5 million, $2.9 million, $1.6 million, $1.2 million and $405,000 in long-term inter-company balances that will be settled in Australian dollars, Singapore dollars, Japanese Yen, Brazilian Reais and South Korean Won, respectively.

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

The table below provides information about our derivative financial instruments, comprised of foreign currency forward exchange contracts as of June 30, 2005. The information is provided in U.S. dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table below presents the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates and the net fair value for our forward contracts as of June 30, 2005. All forward contracts in the table below represent contracts to buy or sell the currencies listed. All instruments mature within one month (dollar amounts in thousands).

	Notional Amount	Weighted- Average Contract Rate	Net Fair Value at June 30, 2005
Foreign currency forward exchange contracts:
Australian dollar	$3,087	0.7570	$3,079
Canadian dollar	131	1.2343	131
Czech Koruna	(224)	24.9483	(224)
Euro	3,155	1.2149	3,158
Hong Kong dollar	3,326	7.7685	3,326
Indian Rupee	701	43.9500	694
Japanese Yen	1,567	110.7000	1,570
New Zealand dollar	(772)	0.6980	(770)
Russian Rouble	(1,164)	28.5836	(1,168)
Singapore dollar	10,222	1.6775	10,225

Total	$20,029		$20,021

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

Cash and cash equivalents include investments, which have an original maturity of 90 days or less and short-term investments includes investments which have an original maturity of 91 days up to one year. As of June 30, 2005 and December 31, 2004, we held no investments classified as long-term. Our investment portfolio includes auction rate securities that are issued and rated as long-term bonds but are classified as short-term investments because we intend to hold them for less than one year. At June 30, 2005, the weighted-average interest rate we earned on our cash and cash equivalents balance of $61.4 million was 3.23% and the weighted-average interest rate we earned on our short-term investments balance of $128.3 million was 3.40%. At December 31, 2004, the weighted-average interest rate we earn on our cash and cash equivalents balance of $76.4 million was 2.11% and the weighted-average interest rate we earn on our short-term investments balance of $144.8 million was 2.48%. The difference in the weighted-average interest rates associated with cash and cash equivalents and short-term investments is primarily due to interest rates on auction rate securities which are included in our short-term investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels as of June 30, 2005, it would not materially change the fair market value of our investment portfolio.

Credit Risks

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions and commercial paper. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. No single group or customer represented greater than 10% of total accounts receivable, net of allowances, as of June 30, 2005, or December 31, 2004.

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

Based upon the controls evaluation, our CEO and CFO have concluded that, as of the period covered by this report, our disclosure controls and procedures were effective in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

As disclosed in our Form 10-Q for the quarter ended March 31, 2005, we identified a material weakness in our internal control over financial reporting as of the end of that period. Specifically, our policies and procedures did not provide for effective internal communication between operations management and the finance and accounting function with respect to the decision to terminate an employee in an international jurisdiction. Following discovery of the material weakness we made changes to our internal control over financial reporting in the area of internal communications relating to employee terminations. These changes were made during the quarter ended June 30, 2005.

Except for the remedial actions taken to address the material weakness identified above, there have been no changes in our internal control over financial reporting during the second quarter ended June 30, 2005 which our management concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On November 27, 2002, a stockholder class action and derivative lawsuit, Dieterich v. Harrer, et al., Case No. 02CC00350, was filed against Starbase Corporation, or Starbase, and five former directors of Starbase in the Superior Court of the State of California for Orange County, claiming that the former directors had breached fiduciary duties owed to Starbase and stockholders of Starbase. We are paying the costs of defending this litigation pursuant to indemnification obligations under the merger agreement relating to our acquisition of Starbase. Following a series of motions, the case was dismissed without prejudice on August 20, 2003. On October 28, 2003, a stockholder class action relating to the same matter, Dieterich v. Harrer, et al, Case No. 024-N, was filed against the former directors of Starbase in Chancery Court of the State of Delaware, alleging breach of fiduciary duties by the former directors of Starbase. The lawsuit also named as defendants Borland, and the following four former executive officers of Borland: Dale Fuller, Keith Gottfried, Frederick Ball, and Doug Barre. Defendants moved to dismiss and in August 2004, the Chancery Court granted in part and denied in part the motion to dismiss. Discovery has commenced and there is no date set for trial. We intend to defend ourselves vigorously. There is no indication at present whether the lawsuit will have a material effect on our financial condition, results of operations or liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Below is a summary of stock repurchases for the quarter ended June 30, 2005. See Note 9 of Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase programs.

PURCHASES OF EQUITY SECURITIES (1)

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Beginning dollar value available to be repurchased as of March 31, 2005 (2)				$19,585,036

April 1, 2005 – April 30, 2005
Open market purchases (3)	883,000	$5.97	883,000	$(5,272,573)

May 1, 2005 – May 31, 2005
Open market purchases (3)	2,392,000	$6.18	2,392,000	$(14,788,605)

June 1, 2005 – June 30, 2005
Purchases from employees (4)	34,500	$0.01	—	—
Open market purchases (3)	1,276,500	$6.77	1,276,500	$(8,639,326)

Increase to the Discretionary Stock Repurchase Program (1)				$75,000,000

Total shares repurchased	4,586,000	—	4,551,500

Ending dollar value available to be repurchased as of June 30, 2005 (5)				$65,884,532

(1)	In September 2001, our Board of Directors authorized the use of up to $30 million to repurchase shares of our outstanding common stock under a discretionary stock repurchase program (the “Discretionary Program”). The Discretionary Program was announced in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2002. In February 2004, our Board of Directors authorized an additional $30 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the SEC on February 12, 2004. In August 2003, our Board of Directors authorized a 10b5-1 stock repurchase program (“10b5-1 Program”) whereby up to 1,000,000 shares or $15 million worth of our outstanding common stock, whichever comes first, may be repurchased with a per day trading limit of 2,000 shares. The 10b5-1 Program was announced in our Current Report on Form 8-K filed with the SEC on August 7, 2003. On May 20, 2005, the Board of Directors authorized an increase to the Discretionary Program of $75 million, which was announced in our Current Report on Form 8-K filed with the SEC on May 20, 2005.
(2)	Includes $12,216,103 under our Discretionary Program and $7,368,933 or 176,000 shares under our 10b5-1 Program.
(3)	No shares were repurchased other than through our Discretionary Program and our 10b5-1 Program.
(4)	The purchases from employees represent unvested restricted stock shares that were purchased from employees.
(5)	Includes $59,332,237 under our Discretionary Program and $6,552,295 or 48,000 shares under our 10b5-1 Program.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of Borland stockholders held on May 13, 2005 at our corporate offices, located at 20450 Stevens Creek Boulevard, Suite 800, Cupertino, California (the “Annual Meeting”), the following matters were voted upon:

(1)	The following individuals were elected to serve as directors on our Board of Directors:

Nominee:	For	Withheld
John F. Olsen	71,273,884	3,929,980

Gregory W. Slayton	70,460,902	4,742,962

There were no broker non-votes as to this proposal.

The following additional proposals were considered at the Annual Meeting and were approved by the vote of stockholders, in accordance with the tabulation shown below:

(2)	Amendment to our Restated Certificate of Incorporation to eliminate the classification of the Board of Directors.

For	Against	Abstain
71,237,270	1,645,345	2,321,249

There were no broker non-votes as to this proposal.

(3)	Amendment to our 2002 Stock Incentive Plan, which, among other things, authorizes for issuance an additional 4,000,000 shares of our common stock under such plan.

For	Against	Abstain
40,005,488	18,567,823	3,985,696

There were 12,644,857 broker non-votes as to this proposal.

(4)	Amendment to our 1999 Employee Stock Purchase Plan to authorize for issuance an additional 900,000 shares of our common stock under such plan.

For	Against	Abstain
51,987,773	6,600,176	3,971,058

There were 12,644,857 broker non-votes as to this proposal.

(5)	Ratification of the selection of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2005.

For	Against	Abstain
72,153,683	680,070	2,370,111

There were no broker non-votes as to this proposal.

Item 6. Exhibits

(a) Exhibits

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation of Borland Software Corporation.				X

3.2	Amended and Restated Bylaws of Borland Software Corporation.				X

4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/01	1

4.2	Specimen Stock Certificate of Borland Software Corporation.	10-Q	05/13/02	4.1

4.3	Investor Rights Agreement between Borland Software Corporation and Microsoft Corporation, dated as of June 7, 1999.	8-K	07/06/99	4.2(a)

10.12	1999 Employee Stock Purchase Plan+				X

31.1	Certification of Scott J. Arnold, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

31.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

32.1	Certification of Scott J. Arnold, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

32.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

+	Management contract or compensatory plan or arrangement

A copy of any exhibit will be furnished (at a reasonable cost) to any stockholder of Borland upon receipt of a written request. Such request should be sent to Borland Software Corporation, 20450 Stevens Creek Boulevard, Suite 800, Cupertino, California 95014, Attention: Investor Relations.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August 2005.

BORLAND SOFTWARE CORPORATION
(Registrant)

/s/ KENNETH R. HAHN
Kenneth R. Hahn
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation of Borland Software Corporation.				X

3.2	Amended and Restated Bylaws of Borland Software Corporation.				X

4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/01	1

4.2	Specimen Stock Certificate of Borland Software Corporation.	10-Q	05/13/02	4.1

4.3	Investor Rights Agreement between Borland Software Corporation and Microsoft Corporation, dated as of June 7, 1999.	8-K	07/06/99	4.2(a)

10.12	1999 Employee Stock Purchase Plan+				X

31.1	Certification of Scott J. Arnold, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

31.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

32.1	Certification of Scott J. Arnold, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

32.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

+	Management contract or compensatory plan or arrangement