Form 10-Q
period 2005-09-30
BORLAND SOFTWARE CORP
filed 2005-11-08
CIK 853273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Registrant’s Telephone Number, Including Area Code: (408) 863-2800

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of October 31, 2005, the most recent practicable date prior to the filing of this report, was 76,220,969.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts, unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$62,236	$76,432
Short-term investments	126,884	144,766
Accounts receivable, net of allowances of $6,655 and $9,830	49,197	62,924
Other current assets	11,316	12,642

Total current assets	249,633	296,764
Property and equipment, net	17,943	16,117
Goodwill	183,159	182,390
Intangible assets, net	4,419	12,630
Other non-current assets	8,306	7,382

Total assets	$463,460	$515,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,360	$10,384
Accrued expenses	38,954	45,358
Income taxes payable	15,382	16,443
Deferred revenues	50,347	51,647
Short-term restructuring	4,615	1,864
Other current liabilities	5,161	6,874

Total current liabilities	127,819	132,570
Long-term restructuring	10,502	2,052
Long-term liabilities	4,415	4,281

	142,736	138,903

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $.01 par value; 200,000,000 shares authorized; 76,223,011 and 80,936,862 shares issued and outstanding	762	809
Additional paid-in capital	641,993	638,077
Accumulated deficit	(217,700)	(198,826)
Deferred compensation	(1,536)	(1,002)
Cumulative other comprehensive income	7,673	12,671

	431,192	451,729
Less common stock in treasury at cost, 15,400,717 and 9,999,084 shares	(110,468)	(75,349)

	320,724	376,380

Total liabilities and stockholders’ equity	$463,460	$515,283

The accompanying notes are an integral part of the condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
License and other revenues	$39,236	$53,063	$120,959	$158,017
Service revenues	28,614	24,585	84,779	69,016

Total revenues	67,850	77,648	205,738	227,033

Cost of license and other revenues	1,515	2,172	6,390	6,646
Cost of service revenues	9,679	6,255	28,638	18,058
Amortization of acquired intangibles	2,517	2,388	7,550	7,324

Cost of revenues	13,711	10,815	42,578	32,028

Gross profit	54,139	66,833	163,160	195,005

Selling, general and administrative expenses	43,170	42,502	126,432	125,296
Research and development expenses	14,277	17,304	42,975	51,290
Restructuring, amortization of other intangibles and acquisition-related expenses	1,646	5,283	19,371	8,236

Total operating expenses	59,093	65,089	188,778	184,822

Operating income (loss)	(4,954)	1,744	(25,618)	10,183
Gain on sale of investment	—	—	4,680	—
Interest and other income, net	1,317	764	3,824	787

Income (loss) before income taxes	(3,637)	2,508	(17,114)	10,970
Income tax provision	1,185	2,668	1,760	7,571

Net income (loss)	$(4,822)	$(160)	$(18,874)	$3,399

Net income (loss) per share:

Net income (loss) per share — basic	$(0.06)	$(0.00)	$(0.24)	$0.04

Net income (loss) per share — diluted	$(0.06)	$(0.00)	$(0.24)	$0.04

Shares used in computing basic net income (loss) per share	76,017	80,114	77,937	80,434

Shares used in computing diluted net income (loss) per share	76,017	80,114	77,937	81,867

The accompanying notes are an integral part of the condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(4,822)	$(160)	$(18,874)	$3,399

Other comprehensive loss:
Foreign currency translation adjustments	(430)	178	(4,916)	(218)
Fair market value adjustment for available-for-sale securities	(82)	—	(82)	—

Comprehensive income (loss)	$(5,334)	$18	$(23,872)	$3,181

The accompanying notes are an integral part of the condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$(18,874)	$3,399
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,182	16,508
Loss on disposal of fixed assets	(6)	13
Gain on sale of an equity investment	(4,680)	—
Changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	12,805	(432)
Other assets	1,232	3,311
Accounts payable and accrued expenses	(3,321)	(6,237)
Income taxes payable	(3,229)	4,412
Short-term restructuring	2,751	(2,598)
Deferred revenues	749	2,502
Long-term restructuring	8,450	(1,758)
Other	113	1,071

Net cash provided by operating activities	9,172	20,191

INVESTING ACTIVITIES:
Purchases of property and equipment	(5,790)	(2,022)
Acquisition of TeraQuest Metrics, Inc., net of cash acquired	(4,436)	—
Acquisition of intangible developed technology assets	—	(225)
Purchases of short-term investments	(264,378)	(40,252)
Sales and maturities of short-term investments	282,206	34,275
Proceeds from the sale of an equity investment	4,680	—

Net cash provided by (used in) investing activities	12,282	(8,224)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	3,922	7,372
Repurchase of common stock	(35,172)	(18,306)

Net cash used in financing activities	(31,250)	(10,934)

Effect of exchange rate changes on cash	(4,400)	600

Net change in cash and cash equivalents	(14,196)	1,633
Cash and cash equivalents at beginning of period	76,432	100,498

Cash and cash equivalents at end of period	$62,236	$102,131

The accompanying notes are an integral part of the condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying Borland Software Corporation (“Borland”) condensed consolidated financial statements at September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of Borland’s financial position at September 30, 2005 and December 31, 2004, its results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. Certain prior period amounts have been reclassified in order to be consistent with current financial statement presentation, including the reclassification of auction rate securities to short-term investments from cash and cash equivalents as of September 30, 2004. This reclassification impacted net cash used in investing activities presented in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2004.

Reclassifications are as follows (in thousands):

	September 30, 2004
	As Originally Reported	As Reclassified	Reclassification
Cash and cash equivalents	$207,826	$102,131	$(105,695)
Short-term investments	2,430	108,125	105,695

Total	$210,256	$210,256	$—

	For the Nine Months Ended September 30, 2004
	As Originally Reported	As Reclassified	Reclassification
Purchases of short-term investments	$(7,379)	$(40,252)	$(32,873)
Sales and maturities of short-term investments	10,572	34,275	23,703
Purchases of property and equipment	(2,022)	(2,022)	—
Acquisition of intangible developed technology assets	(225)	(225)	—

Cash provided by (used in) investing activities	$946	$(8,224)	$(9,170)

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

We have also granted restricted stock to certain employees with a cash purchase price less than the closing market price of the underlying stock on the date of grant. Our restricted common stock awards generally vest over two to five years from the date of grant based on continued service. We record as deferred compensation, the aggregate amount by which the closing price of our common stock on the date of grant exceeds the cash purchase price of the restricted common stock, within stockholders’ equity. Deferred compensation associated with these grants is amortized to operating expenses over the respective vesting term. We provide additional pro forma disclosures as required under Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected life	4.02 years	4.03 years	4.02 years	4.03 years
Risk-free interest rate	4.04%	3.51%	3.93%	3.41%
Volatility	54.0%	43.0%	54.0%	43.0%
Dividend yield	0.00%	0.00%	0.00%	0.00%

The fair value of each ESPP award is estimated using the Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected life	6 months	6 months	6 months	6 months
Risk-free interest rate	3.44%	1.24%	3.30%	1.24%
Volatility	46.0%	52.0%	46.0%	52.0%
Dividend yield	0.00%	0.00%	0.00%	0.00%

The weighted average fair value of the stock options granted under our employee stock option plans and the stock awarded under our ESPP during the three months ended September 30, 2005 and 2004, as defined by SFAS 123, was $3.62 and $3.52 per share, respectively, and was $4.10 and $4.12 per share for the nine months ended September 30, 2005 and 2004, respectively.

Had we recorded compensation expenses based on the estimated fair value on the grant dates of our stock options and ESPP awards as defined by SFAS 123, our pro forma net income (loss) and net income (loss) per share for the three and nine ended September 30, 2005 and 2004, would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$(4,822)	$(160)	$(18,874)	$3,399
Stock compensation adjustment – intrinsic value	140	9	428	18
Stock compensation expense – fair value, net of tax effect	(3,295)	(3,646)	(12,033)	(7,144)

Pro forma net loss	$(7,977)	$(3,797)	$(30,479)	$(3,727)

Net income (loss) per share:
As reported – basic	$(0.06)	$(0.00)	$(0.24)	$0.04
As reported – diluted	$(0.06)	$(0.00)	$(0.24)	$0.04

Pro forma – basic	$(0.10)	$(0.05)	$(0.39)	$(0.05)
Pro forma – diluted	$(0.10)	$(0.05)	$(0.39)	$(0.05)

The pro forma amounts include compensation expense related to stock option grants and ESPP awards for the three and nine months ended September 30, 2005 and 2004.

NOTE 3—NET INCOME (LOSS) PER SHARE

We compute net income (loss) per share in accordance with SFAS 128, “Earnings per Share.” Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares, which consist of incremental shares issuable upon exercise of stock options and unvested restricted stock, are included in diluted net income per share to the extent such shares are dilutive. Diluted net loss per share is the same as basic net loss per share for the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005, due to our net loss in each of those periods.

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$(4,822)	$(160)	$(18,874)	$3,399

Denominator:
Denominator for basic income (loss) per share – weighted average shares outstanding	76,017	80,114	77,937	80,434
Effect of dilutive securities	—	—	—	1,433

Denominator for diluted income (loss) per share	76,017	80,114	77,937	81,867

Net income (loss) per share – basic	$(0.06)	$(0.00)	$(0.24)	$0.04

Net income (loss) per share – diluted	$(0.06)	$(0.00)	$(0.24)	$0.04

The diluted net loss per share calculation for the three months ended September 30, 2005 and 2004, excludes options to purchase 14.2 million and 12.5 million shares of common stock, respectively, and 248,000 and 271,000 unvested restricted common shares, respectively, due to our net loss in these periods.

The diluted net loss per share calculation for the nine months ended September 30, 2005 excludes options to purchase 13.9 million shares of common stock and 253,000 unvested restricted common shares due to our net loss in that period. The diluted net income per share calculation for the nine months ended September 30, 2004 excludes 268,000 unvested restricted common shares and options to purchase 7.8 million shares of common stock because the exercise price of these options was greater than the average market price of a share of common stock during the respective period and the inclusion of such options would have been antidilutive.

NOTE 4—ACQUISITION

TeraQuest Metrics, Inc.

On January 7, 2005, we completed the acquisition of privately held TeraQuest Metrics, Inc. (“TeraQuest”). TeraQuest was a Texas-based consulting firm focusing on software improvement, quality assurance and risk management for corporate and government software organizations and is now part of our newly created Process Optimization Practice.

The purchase price consisted of fixed consideration of $5.4 million in cash and $523,000 of acquisition-related costs. Contingent consideration includes cash retention payments of $1.3 million to be earned through the continued employment of certain key employees. This contingent consideration will vest and be paid over a two-year period or earlier under certain circumstances and will be recognized as compensation expense in the period earned. In addition, $850,000 of restricted stock, which vests over a four-year period, was issued to certain TeraQuest employees upon the closing. Results of operations for TeraQuest have been included in our consolidated financial statements from the date of acquisition. The acquisition was accounted for as a purchase and the total purchase price was recorded as follows (in thousands):

Cash paid	$5,391
Direct transaction costs	523

Total purchase price	$5,914

Based upon the purchase price of the acquisition, the purchase price allocation was as follows (in thousands):

Current assets and other tangible assets:
Cash	$1,478
Current assets	2,049
Deferred tax assets	870
Goodwill	2,692
Customer list	1,475

Total assets acquired	8,564

Liabilities assumed:
Current liabilities	(1,780)
Deferred tax liabilities	(870)

Total purchase price	$5,914

The customer list is being amortized over a three-year life from the date of acquisition.

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

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 is as follows (in thousands):

Total
Balance as of December 31, 2004	$182,390
Adjustments to initial purchase accounting	(1,923)
Acquisition of TeraQuest	2,692

Balance as of September 30, 2005	$183,159

The adjustments to goodwill during the nine months ended September 30, 2005 are primarily related to reversals of accrued expenses and other liabilities originally recorded as part of the purchase accounting for our acquisitions and due to fluctuations in foreign currency exchange rates, especially the United Kingdom Pound Sterling and the Euro.

The following tables summarize our intangible assets, net (in thousands):

	September 30, 2005
	Gross carrying value	Accumulated amortization	Net carrying value
Acquired technology	$30,720	$(28,203)	$2,517
Maintenance contracts	8,700	(8,700)	—
Trademarks, trade names and service marks	8,300	(7,504)	796
Other	6,522	(5,416)	1,106

Total	$54,242	$(49,823)	$4,419

	December 31, 2004
	Gross carrying value	Accumulated amortization	Net carrying value
Acquired technology	$30,720	$(21,022)	$9,698
Maintenance contracts	8,700	(8,700)	—
Trademarks, trade names and service marks	8,300	(5,430)	2,870
Other	5,047	(4,985)	62

Total	$52,767	$(40,137)	$12,630

Estimated future amortization expense related to our intangible assets at September 30, 2005 is as follows (in thousands):

September 30, 2005
2005 (remaining three months)	$2,977
2006	907
2007	535

Total	$4,419

NOTE 6—RESTRUCTURING

The following table summarizes our restructuring activities for the nine months ended September 30, 2005, which have been accounted for in accordance with EITF 94-3 and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS 112, “Employers Accounting for Postemployment Benefits-an amendment of FASB Statements 5 and 43,” SEC Staff Accounting Bulletin 100, “Restructuring and Impairment Charges” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” as applicable (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2004	$418	$3,190	$308	$3,916
March 2005 restructuring	306	—	—	306
June 2005 restructuring	2,831	12,818	38	15,687
September 2005 restructuring	839	(114)	—	725
Cash payments and write-offs	(3,598)	(1,881)	(38)	(5,517)

Accrual at September 30, 2005	$796	$14,013	$308	$15,117

Restructuring expenses recorded in the three months ended September 30, 2005 totaled $725,000 and included $839,000 for severance and benefits partially offset by a facility restructuring expense reversal of $114,000. Severance and benefits expenses related to headcount reductions of 27 employees, of which 21 were in research and development and 6 were in selling, general and administrative. The facility restructuring reversal was an adjustment to the facility restructuring expense previously recorded for vacating a portion of a building located in Scotts Valley, California.

During the second quarter of 2005, we undertook restructuring activities to consolidate underutilized facilities in Scotts Valley, California. We also eliminated 51 positions of which 44 were in selling, general and administrative and 7 were in research and development. Additionally, we reversed a previous restructuring charge taken for our Twyford, UK facility in the amount of $303,000. We expect to utilize unused space in this facility as part of a reorganization of our European operations. Net restructuring costs recorded in the second quarter of 2005 in connection with our June 2005 restructuring activities were $15.7 million, including $13.4 million in the United States and $2.3 million in Europe and Asia. Of the total, $12.8 million represented facilities-related expenses and $2.9 million was related to severance expenses.

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

At September 30, 2005, we had $10.5 million in our long-term restructuring accrual, of which $9.5 million was related to the lease obligation for excess capacity at the Scotts Valley, California facility, $898,000 was related to a lease obligation for excess capacity at a facility in Raleigh, North Carolina and $131,000 was related to a lease obligation for excess capacity at a facility in Sydney, Australia.

NOTE 7—GAIN ON SALE OF INVESTMENT

In March 2005, we sold an equity investment in a privately held company that was previously determined to be impaired and written-off in December 2002. We recognized a gain of $4.7 million in the nine months ending September 30, 2005 on this transaction.

NOTE 8—INCOME TAXES

For the three months ended September 30, 2005 and 2004, we recorded an income tax expense of $1.2 million and $2.7 million, respectively. For the nine months ended September 30, 2005 and 2004, we recorded income tax expense of $1.8 million and $7.6 million, respectively. Our income tax provision is based on our operating results for the nine months ended September 30, 2005 and on foreign income withholding taxes actually incurred.

The effective tax rates for the three and nine months ended September 30, 2005 and 2004 differ from statutory tax rates principally because we did not fully benefit from the operating losses we incurred in the U.S. and we incurred income tax in a number of foreign jurisdictions. In the three and nine months ended September 30, 2005, we also recorded a $300,000 tax expense relating to the non-permanently reinvested earnings of a foreign subsidiary. We provide U.S. income taxes on the earnings of our foreign subsidiaries unless those earnings are considered permanently reinvested. At September 30, 2005, $8.7 million of earnings from our subsidiary in Japan were not considered permanently reinvested, and were subsequently distributed to the U.S. parent in the form of a dividend. Additionally, we took a $730,000 benefit for the closure of a foreign tax audit and a $540,000 benefit for the refund of a foreign tax payment during the nine months ended September 30, 2005.

Deferred income taxes are recorded in accordance with SFAS 109, “Accounting for Income Taxes,” and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using deferred tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of certain foreign subsidiaries, we have determined that it is more likely than not that our deferred tax assets in all jurisdictions will not be realized, due to uncertainties related to our ability to utilize deferred tax assets, primarily net operating losses carried forward before they expire. Accordingly, we have recorded deferred tax assets of $1.1 million for those foreign operations, related to temporary book-tax differences and net operating loss carryforwards, and a full valuation allowance against the remainder of our deferred tax assets at September 30, 2005.

NOTE 9—REPURCHASE OF COMMON STOCK

Discretionary Repurchase Program

In September 2001, our Board of Directors authorized the use of up to $30 million to repurchase shares of our outstanding common stock under a discretionary stock repurchase program. In February 2004 and May 2005, our Board of Directors authorized an additional $30 million and $75 million, respectively, under this program bringing the total discretionary stock repurchase authorizations to $135 million.

We elected not to repurchase any shares of common stock under our discretionary program during the three months ended September 30, 2005. During the nine months ended September 30, 2005, we repurchased 4,971,800 shares of common stock at an average price of $6.62 per share for an aggregate cost of $32.9 million.

During the three months ended September 30, 2004, we repurchased 610,500 shares of common stock at an average price of $8.18 per share for an aggregate cost of $5.0 million. During the nine months ended September 30, 2004, we repurchased 1,723,200 shares of common stock at an average price of $8.70 per share for an aggregate cost of $15.0 million.

The discretionary program is currently in effect and at September 30, 2005, $59.3 million remains authorized for future repurchases.

10b5-1 Repurchase Program

In August 2003, our Board of Directors authorized a 10b5-1 stock repurchase program whereby up to 1,000,000 shares or $15 million worth of our outstanding common stock, whichever comes first, may be repurchased with a per day trading limit of 2,000 shares.

During the three months ended September 30, 2005, we repurchased 48,000 common shares at an average price of $6.41 a share for total consideration of $308,000. During the nine months ended September 30, 2005, we repurchased 298,000 shares at an average price of $7.42 per share for total consideration of $2.2 million.

During the three months ended September 30, 2004, we repurchased 128,000 common shares at an average price of $8.03 a share for total consideration of $1.0 million. During the nine months ended September 30, 2004, we repurchased 374,000 shares at an average price of $8.85 per share for total consideration of $3.3 million.

The 10b5-1 Program expired during the three months ended September 30, 2005 when the accumulated total number of shares repurchased under the program reached its authorized maximum of 1,000,000 shares.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Indemnifications and Guarantees

The following is a summary of our agreements that we have determined are within the scope of Financial Accounting Standards Board (“FASB”) Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” some of which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2005, except as noted below.

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

As part of our TeraQuest acquisition in January 2005 and our Legadero acquisition in October 2005, we entered into retention agreements totaling $1.3 million and $5.4 million, respectively, to be paid over two-year periods from the respective dates of acquisition based upon continued employment of certain key employees. Refer to Notes 4 and 12 of Notes to Condensed Consolidated Financial Statements for additional information.

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

We entered into an agreement for the outsourcing of inventory fulfillment. We guarantee that in the event we terminate the fulfillment agreement, we will purchase all inventory held by the vendor at the time of termination. We estimate and accrue reserves for excess inventory at the vendor. As of September 30, 2005, we had inventory in excess of the reserves of $400,000, which represents the potential charge relating to this guarantee for this period.

During the year ended December 31, 2003, we entered into a five-year operating lease for our corporate offices in Cupertino, California. In the event that we do not exercise our option to extend the term of the lease, we guarantee certain costs to restore the property to certain conditions in place at the time the lease commenced. We are accruing the estimated fair value of the lease restoration costs over the lease term and at September 30, 2005, we had a balance of $1.1 million accrued.

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

We also enter into standard indemnification agreements in our ordinary course of business with our customers, suppliers and other third-party providers. With respect to our customer license agreements, each contract generally includes certain provisions for indemnifying the customer against losses, damages, expenses and liabilities incurred by the customer in the event our software is found to infringe upon certain intellectual property rights of a third party. In our services agreements, we generally agree to indemnify our customers against any acts by our employees or agents that cause property damage or personal injury. In our technology license agreements, we also generally agree to indemnify our technology suppliers against any losses, damages, expenses and liabilities incurred by the suppliers in connection with certain intellectual property right infringement claims by any third party with respect to our products. Finally, from time to time we enter into other industry-standard indemnification agreements with third party providers. The maximum potential amount of future payments we could be required to make under any of these indemnification agreements is presently unknown. To date, we have not incurred significant expense to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal.

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

Leases

We lease certain of our office and operating facilities and certain furniture and equipment under various operating leases. Our remaining operating lease terms extend through 2016 and as of September 30, 2005, future minimum lease payments under noncancelable operating leases were as follows, (in thousands):

	2005 (3 months)	2006	2007	2008	2009	Thereafter	Total
Operating leases	$2,702	$7,336	$5,876	$3,087	$2,895	$4,929	$26,825
Restructured operating leases	935	3,753	3,294	2,946	2,585	646	14,159

Total commitments	$3,637	$11,089	$9,170	$6,033	$5,480	$5,575	$40,984

Rent expense, net, for all operating leases was $2.4 million and $8.5 million for the three and nine months ended September 30, 2005, respectively, and was $3.0 million and $9.1 million for the three and nine months ended September 30, 2004, respectively. In addition, in December 2003, we entered into a five year lease for a facility in Tokyo, Japan, which is classified as a capital lease in accordance with SFAS No. 13 “Accounting for Leases.” This capital lease is not included in the operating lease table presented above.

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

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005 the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” This statement replaces APB 20 and SFAS 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107, providing supplemental implementation guidance for SFAS 123R. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. In accordance with the new rule, the accounting provisions of SFAS 123R will be effective for us beginning in fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. On October 27, 2005 we accelerated the vesting of all unvested options held by employees to enable us to avoid recognizing future compensation expense associated with these options upon adoption of SFAS 123R. Refer to “Note 12—Subsequent Events” for additional information. We expect the adoption of SFAS 123R and SAB 107 will have a material adverse impact on our net income (loss) and net income (loss) per share. Refer to “Note 2—Stock-Based Compensation” for the pro forma net income (loss) and net income (loss) per share amounts for the three and nine months ended September 30, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock awards.

In December 2004, the FASB issued Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. We presently do not plan to repatriate foreign earnings under the provisions of the American Jobs Creation Act of 2004, although we may revisit this decision.

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

NOTE 12—SUBSEQUENT EVENTS

On October 3, 2005, we completed the acquisition of privately held Legadero Software, Inc., or Legadero. Legadero is a Texas-based provider of IT management and governance solutions for software development and delivery. The purchase price consisted of fixed consideration of approximately $7.5 million in cash plus contingent consideration of $5.4 million for retention payments to be earned through the continued employment of certain key employees. This contingent consideration will vest and be paid over a two-year period or earlier under certain circumstances and will be recognized as compensation expense in the period earned. In addition, we expect to incur approximately $150,000 of acquisition-related costs. Options to purchase 378,000 shares of common stock pursuant to our 2003 Supplemental Stock Option Plan were issued to certain Legadero key employees who are now our employees. These options will vest over a four-year period. Cash acquired in the acquisition was approximately $100,000. Results of operations for Legadero will be included in our consolidated financial statements from the date of acquisition.

On October 27, 2005, the Compensation Committee of the Borland Board of Directors approved accelerating the vesting of all unvested stock options granted under our stock option plans granted on or prior to September 30, 2005 having an exercise price higher than the closing price of our common stock on November 4, 2005, which was $5.67 per share. Unvested stock options held by members of the Board of Directors were excluded from the vesting acceleration. The primary purpose of the accelerated vesting was to avoid recognizing future compensation expense associated with these options upon adoption of SFAS 123R. SFAS 123R will require that compensation expense associated with stock options be recognized in the statement of operations, rather than as a footnote disclosure to our consolidated financial statements. We estimate the aggregate future expense that will be eliminated as a result of the acceleration of the vesting of these options is approximately $13 million, with approximately $8 million eliminated for 2006. We will report approximately $13 million of additional pro forma stock compensation expense under SFAS 123 in the fourth quarter of 2005 due to the acceleration of all unvested stock options in that quarter.

On October 27, 2005, the Compensation Committee approved severance benefits for certain Named Executive Officers listed in Borland’s 2005 proxy statement, specifically Kenneth R. Hahn, Timothy J. Stevens and Matthew A. Thompson, which supersedes severance provisions contained in their respective employment agreements (the “Severance Agreement”). With respect to a termination in connection with a change in control, the Severance Agreement provides for severance benefits under these circumstances consisting of (i) a severance payment equal to 100% of the executive’s annual base salary; (ii) continuation of health coverage by having Borland pay the executive’s COBRA premiums for up to 12 months and (iii) accelerated vesting of all future equity awards, if any.

On November 8, 2005, we announced the appointment of Tod Nielsen to the position of President and Chief Executive Officer. Mr. Nielsen will also join Borland’s Board of Directors effective November 9, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements made throughout this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements and, accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. These forward-looking statements may relate to, but are not limited to, revenues, composition of revenues, cash flows, earnings, margins, costs, expenses, strategy, research and development, customer service and relationships, demand for our products, market and technological trends in the software industry, licenses, developments in technology, product quality, competition, sales, cash resources, utilization of cash resources, personnel, acquisitions, interest rates, foreign currency exchange rates and various economic and business trends. Generally, you can identify forward-looking statements by the use of words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “goal,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue” and similar expressions or the negative or other variations thereof. These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described under “Factors That May Affect Our Future Operating Results And Adversely Affect The Market Price Of Our Stock” and elsewhere in this report, as well as in our other filings with the SEC or in materials incorporated by reference herein or therein. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements and have a material adverse effect on our business, results of operations and financial condition. New factors may emerge from time to time, and it may not be possible for us to predict new factors, nor can we assess the potential effect of any new factors on us.

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

We have been transforming our go-to-market focus over the past several quarters from selling individual point products to selling multi-product enterprise solutions and services that span the software application development lifecycle. As part of this transformation, we continue to focus on revamping and training our worldwide sales force, increasing sales force productivity, growing our pipeline of sales leads and opportunities, developing stronger alliances with systems integrators and technology partners that have established relationships with enterprise-level customers, and selling our individual products through our network of channel partners. We have also experienced longer and less predicable sales cycles, which is typical for larger solution sales, and we expect to compete directly and more often with larger companies. We therefore expect to continue to experience variability in our financial results as we pursue this transformation.

Although the first half of 2005 was challenging for us, we believe our Application Lifecycle Management (“ALM”) and SDO strategies are beginning to gain traction. In the third quarter of 2005, we achieved better performance in the Americas region offsetting continued weakness abroad, particularly in Europe and Japan. We will continue our emphasis on accelerating growth of our ALM enterprise solutions while at the same time managing maturing product lines, which continue to decline. For example, revenues from our Java IDE product line continue to decline in part due to pricing pressures from open source products and represented only 7% of our total revenues in the third quarter of 2005, down from 15% in the year-ago quarter. Our service revenues, which include technical support and consulting services for software products, continue to grow sequentially and now represent 42% of total revenues. Technical support revenues have grown as our base of enterprise-level customers has expanded and our consulting services revenues, which are driven by our Process Optimization Practice, have experienced healthy growth since our acquisition of TeraQuest in January 2005. Our Process Optimization Practice continues to drive interest in higher-level discussions with enterprise customers regarding our ALM solutions.

The following is a summary of our key financial results for the three and nine months ended September 30, 2005:

•	Total revenues decreased 13% to $68 million from $78 million for the three months ended September 30, 2005 and decreased 9% to $206 million from $227 million for the nine months ended September 30, 2005.

•	Licenses and other revenues decreased 26% to $39 million from $53 million for the three months ended September 30, 2005 and decreased 23% to $121 million from $158 million for the nine months ended September 30, 2005.

•	Service revenues increased 16% to $29 million from $25 million for the three months ended September 30, 2005 and increased 23% to $85 million from $69 million for the nine months ended September 30, 2005.

•	Gross margins decreased to 80% from 86% for the three months ended September 30, 2005 and decreased to 79% from 86% for the nine months ended September 30, 2005.

•	Operating expenses decreased 9% to $59 million from $65 million for the three months ended September 30, 2005 and increased 2% to $189 million from $185 million for the nine months ended September 30, 2005.

•	We recognized a gain of $4.7 million on the sale of an investment in the nine months ended September 30, 2005.

•	Net loss was $4.8 million for the three months ended September 30, 2005 compared to $160,000 for the three months ended September 30, 2004 and net loss was $18.9 million for the nine months ended September 30, 2005 compared to net income of $3.4 million for the nine months ended September 30, 2004.

•	Cash, cash equivalents and short-term investments decreased $32 million to $189 million as of September 30, 2005, from $221 million as of December 31, 2004.

•	We repurchased 48,000 shares and 5,269,800 shares of our common stock for $308,000 and $35 million during the three and nine months ended September 30, 2005, respectively.

For a more in-depth discussion of our business, including a discussion of our critical accounting policies and estimates, please read our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 25, 2005, as amended pursuant to Form 10-K/A filed with the SEC on March 30, 2005.

Results of Operations

The following table presents our Condensed Consolidated Statements of Operations data and the related percentage of total revenues for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ending September 30,				Nine Months Ending September 30,
	2005		2004		2005		2004
License and other revenues	$39,236	58%	$53,063	68%	$120,959	59%	$158,017	70%
Service revenues	28,614	42%	24,585	32%	84,779	41%	69,016	30%

Total revenues	67,850	100%	77,648	100%	205,738	100%	227,033	100%

Cost of license and other revenues	1,515	2%	2,172	3%	6,390	3%	6,646	3%
Cost of service revenues	9,679	14%	6,255	8%	28,638	14%	18,058	8%
Amortization of acquired intangibles	2,517	4%	2,388	3%	7,550	4%	7,324	3%

Cost of revenues	13,711	20%	10,815	14%	42,578	21%	32,028	14%

Gross profit	54,139	80%	66,833	86%	163,160	79%	195,005	86%

Selling, general and administrative expenses	43,170	64%	42,502	55%	126,432	62%	125,296	55%
Research and development expenses	14,277	21%	17,304	22%	42,975	21%	51,290	22%
Restructuring, amortization of other intangibles and acquisition-related expenses	1,646	2%	5,283	7%	19,371	9%	8,236	4%

Total operating expenses	59,093	87%	65,089	84%	188,778	92%	184,822	81%

Operating income (loss)	(4,954)	(7)%	1,744	2%	(25,618)	(13)%	10,183	5%
Gain on sale of investment	—	0%	—	0%	4,680	3%	—	0%
Interest and other income, net	1,317	2%	764	1%	3,824	2%	787	0%

Income (loss) before income taxes	(3,637)	(5)%	2,508	3%	(17,114)	(8)%	10,970	5%
Income tax provision	1,185	2%	2,668	3%	1,760	1%	7,571	3%

Net income (loss)	$(4,822)	(7)%	$(160)	(0)%	$(18,874)	(9)%	$3,399	2%

Total Revenues

The following table presents our total revenues for the three and nine months ended September 30, 2005 and 2004 and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2005	2004	$	%	2005	2004	$	%
Total revenues	$67,850	$77,648	$(9,798)	(13)%	$205,738	$227,033	$(21,295)	(9)%

We derive revenues from licenses of our software and the sale of related services. No single group or customer represented more than 10% of our total revenues in the three or nine months ended September 30, 2005 or 2004.

Licenses and Other Revenues

The following table presents our licenses and other revenues for the three and nine months ended September 30, 2005 and 2004 and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2005	2004	$	%	2005	2004	$	%
License and other revenues	$39,236	$53,063	$(13,827)	(26)%	$120,959	$158,017	$(37,058)	(23)%
As a percentage of total revenues	58%	68%			59%	70%

Licenses and other revenues represent amounts for license fees and royalties earned for granting customers the right to use and distribute our software products. Licenses and other revenues have declined in the three and nine-month periods ended September 30, 2005 primarily due to a decrease in revenues from our Java IDE products, which declined $6.8 million and $21.0 million in the three and nine months ended September 30, 2005, respectively, due to the continuing commoditization of Java development tools and associated pricing pressure from open source products. In addition, while we expected a seasonally slower quarter in Europe, the adoption of our ALM enterprise products has been slower than anticipated in that region. Throughout 2005, we have also experienced longer sales cycles for transactions that involve larger, multi-product purchases. These larger solution sales often require extensive selling efforts throughout many levels within the customer’s organization and are often accompanied by a lengthy approval process. Given the complexity of these enterprise-level deals it has been, and will continue to be, difficult to forecast our success in closing these types of transactions.

Service Revenues

The following table presents our service revenues for the three and nine months ended September 30, 2005 and 2004 and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004	Change		2005	2004	Change
			$	%			$	%
Service revenues	$28,614	$24,585	$4,029	16%	$84,779	$69,016	$15,763	23%
As a percentage of total revenues	42%	32%			41%	30%

Service revenues represent amounts earned for technical support (which includes call support, maintenance and upgrades) and consulting and education services for software products. The increases in service revenues in both the three and nine months ended September 30, 2005 were primarily due to increases in consulting services revenues and technical support revenues. Consulting services revenues increased $3.0 million and $6.6 million in the three and nine months ended September 30, 2005, respectively, due to the expansion of our consulting services team with the acquisition of TeraQuest in January 2005 and the formation of our Process Optimization Practice. Technical support revenues increased $1.1 million and $8.8 million in the three and nine months ended September 30, 2005, respectively, due to our expanding base of enterprise-level customers who have purchased multi-product solutions from us. Our technical support revenues have benefited as we have focused our selling efforts on larger enterprise-level customers, who generally purchase support contracts with their software licenses and tend to renew their support contracts with a higher frequency.

International Revenues

International revenues represented 55% and 61% of total revenues for the three months ended September 30, 2005 and 2004, respectively, and were 58% and 60% of total revenues for the nine months ended September 30, 2005 and 2004, respectively. The decrease in the percentage of international revenues was principally due to a decrease in revenues in Europe, especially in the United Kingdom, where IT spending appears to have softened and the sales of our ALM enterprise products has been slower than expected. Additionally, the nine months ended September 30, 2004 benefited from a particularly large enterprise deal in the United Kingdom. This decrease in international revenues for the three and nine months ended September 30, 2005 was partially mitigated by the weakening of the U.S. dollar versus the Euro, United Kingdom Pound Sterling, Japanese Yen and other foreign currencies. The weakening of the U.S. dollar had the effect of increasing international revenues by $421,000 and $3.3 million in the three and nine months ended September 30, 2005, respectively, over the comparable year-ago periods.

The following table presents our total revenues by country and their percentage change for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
United States	$30,619	$30,607	0%	$87,171	$89,729	(3)%
Germany	7,001	8,863	(21)%	21,325	24,139	(12)%
United Kingdom	5,599	8,728	(36)%	17,358	27,630	(37)%
All other countries	24,631	29,450	(16)%	79,884	85,535	(7)%

Total revenues	$67,850	$77,648	(13)%	$205,738	$227,033	(9)%

No other single country accounted for total revenues greater than 10% of total revenues in the three or nine months ended September 30, 2005 or 2004.

Our international revenues are influenced by fluctuations in foreign currencies and would be harmed if the U.S. dollar were to strengthen against major foreign currencies, including the Euro, the United Kingdom Pound Sterling and the Japanese Yen.

Regional Revenues

The following table presents our total revenues by region and their percentage change for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Americas	$34,961	$36,104	(3)%	$101,357	$103,700	(2)%
Europe, Middle East and Africa	21,924	28,916	(24)%	71,930	87,559	(18)%
Asia Pacific	10,965	12,628	(13)%	32,451	35,774	(9)%

Total revenues	$67,850	$77,648	(13)%	$205,738	$227,033	(9)%

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

Americas. Revenues in the Americas region decreased in the three and nine months ended September 30, 2005 due to a decline in license revenues. License revenues declined $3.9 million and $11.3 million in the three and nine months ended September 30, 2005, respectively, due to the continued weakness of our Java IDE product line. Despite a year-over-year decline, we were pleased with the stronger than expected performance in the Americas region and believe that our ALM enterprise products are beginning to gain traction. Partially offsetting the decline in license revenues was an increase in service revenues of $2.7 million and $8.9 million in the three and nine months ended September 30, 2005, respectively. Service revenues increased due to an increase in technical support revenues and an increase in consulting revenues related to the acquisition of TeraQuest. The strength in technical support revenues was attributable to a shift to larger enterprise customers and our operational focus in selling technical support contracts to new customers and renewing existing customers with lapsing contracts.

EMEA. Revenues in the EMEA region decreased in the three and nine months ended September 30, 2005 due to a decline in license revenues. License revenues declined $7.8 million and $20.9 million in the three and nine months ended September 30, 2005, respectively. The declines were due to a decrease in revenues in the United Kingdom, the continued weakness of our Java IDE products, the slower than expected adoption of our ALM enterprise products, and what we believe is a softening in IT spending throughout Europe. Revenues in the United Kingdom benefited in the year-ago quarter from a large enterprise deal for $8.6 million. Partially offsetting the decline in EMEA license revenues was an increase in service revenues of $818,000 and $5.3 million in the three and nine months ended September 30, 2005, respectively, primarily due to an increase in technical support revenues. Additionally, the weakening of the U.S. dollar versus the Euro and Pound Sterling in 2005 benefited EMEA revenues by $147,000 and $2.2 million in the three and nine months ended September 30, 2005, respectively.

APAC. Revenues in the APAC region decreased in the three and nine months ended September 30, 2005 due to a decline in license revenues. License revenues declined $2.1 million and $4.9 million in the three and nine months ended September 30, 2005, respectively. The decline was primarily due to the continued weakness of our Java IDE product line and a slow rate of adoption of our ALM solutions, particularly in Japan. We recently made efforts to reorganize and provide additional resources to our sales force in Japan including the hiring of a new president to oversee our operations in Japan in May 2005. We have yet to realize the anticipated benefits from these efforts. Partially offsetting the decline in license revenues was an increase in service revenues of $486,000 and $1.6 million in the three and nine months ended September 30, 2005, respectively. Service revenues increased primarily due to the strength of technical support revenues as we have focused on selling technical support contracts. Additionally, the weakening of the U.S. dollar versus the Japanese Yen, South Korean Won and other APAC currencies over the past year benefited APAC revenues by $274,000 and $1.1 million in the three and nine months ended September 30, 2005, respectively.

Cost of Revenues

The following table presents cost of revenues for the three and nine months ended September 30, 2005 and 2004 and the absolute dollar and percentage changes from the comparable prior year period (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004	Change		2005	2004	Change
			$	%			$	%
Cost of license and other revenues	$1,515	$2,172	$(657)	(30)%	$6,390	$6,646	$(256)	(4)%
As a percent of license and other revenues	4%	4%			5%	4%
Cost of service revenues	$9,679	$6,255	$3,424	55%	$28,638	$18,058	$10,580	59%
As a percent of service revenues	34%	25%			34%	26%
Amortization of acquired intangibles	$2,517	$2,388	$129	5%	$7,550	$7,324	$226	3%
As a percent of total revenues	4%	3%			4%	3%

Cost of Licenses and Other Revenues

Cost of licenses and other revenues consists primarily of production costs, product packaging costs and royalties paid to third party vendors. License and other gross margins were 96% in both the three months ended September 30, 2005 and 2004, and were 95% and 96% in the nine months ended September 30, 2005 and 2004, respectively. Cost of licenses and other revenues tend to fluctuate with changes in product mix. The level of royalty costs in future periods will depend upon our ability to obtain favorable licensing terms for our products that include third party technology and the extent to which we include such third party technology in our product offerings.

Cost of Service Revenues

Cost of service revenues consists primarily of salaries and benefits, third party contractor costs and related expenses incurred in providing technical support, maintenance, upgrades, and consulting and education services. Service gross margins were 66% and 75% in the three months ended September 30, 2005 and 2004, respectively, and were 66% and 74% in the nine months ended September 30, 2005 and 2004, respectively. The decrease in gross margins was primarily attributable to an increase in consulting costs as a result of increased consulting headcount. On an absolute dollar basis, cost of service revenues increased in the three and nine months ended September 30, 2005 due to the expansion of our consulting services team.

Amortization of Acquired Intangibles

Amortization of acquired intangibles consists of the amortization of purchased technology and maintenance contracts from acquisitions. Amortization of acquired intangibles increased in the three and nine months ended September 30, 2005 due to amortization expense associated with the acquired intangible customer list related to the acquisition of TeraQuest, which added $123,000 and $369,000 of amortization expense, respectively.

Operating Expenses

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses for the three and nine months ended September 30, 2005 and 2004 and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004	Change		2005	2004	Change
			$	%			$	%
Selling, general and administrative expenses	$43,170	$42,502	$668	2%	$126,432	$125,296	$1,136	1%
As a percent of total revenues	64%	55%			62%	55%

The increase in selling, general and administrative expenses in absolute dollars and as a percentage of revenues for the three months ended September 30, 2005 was primarily attributable to an increase in salary, commission and related fringe benefit expenses of $1.3 million and bad debt expenses of $855,000. Salary, commission and fringe benefit expenses increased primarily due to an increase in higher level employees compared to the year-ago quarter and due to severance compensation paid to our former chief executive officer in the third quarter of 2005. The reversal of certain allowances for bad debt expense in the year-ago quarter had the effect of reducing bad debt expenses in that quarter as compared to the current quarter. Partially offsetting these increases was a decrease in incentive compensation expense of $820,000, as we did not accrue a portion of our incentive compensation because it is not expected to be paid. Additionally, marketing expenses decreased $775,000 as we scaled back certain marketing programs, and facilities related expenses decreased $316,000 primarily due to vacating a portion of an underutilized building located in Scotts Valley, California prior to the three months ended September 30, 2005.

The increase in selling, general and administrative expenses in absolute dollars and as a percentage of revenues for the nine months ended September 30, 2005 was primarily attributable to an increase in salary, commission and fringe benefit expenses of $3.7 million and due to the severance compensation paid to our former chief executive officer. In addition, the reversal of certain allowances for bad debt in the year-ago period had the effect of reducing bad debt expenses in that period by approximately $1.3 million as compared to the current period. Partially offsetting these increases was a decrease in incentive compensation expense of $2.9 million, as we did not pay incentive compensation in the first two quarters of 2005 because we did not meet our financial objectives in those periods. Additionally, marketing expenses decreased $1.0 million as we reduced our discretionary program spending due to lower than anticipated revenues, and facility related expenses decreased $327,000 primarily due to vacating a portion of the facility located in Scotts Valley, California.

Research and Development Expenses

The following table presents our research and development expenses for the three and nine months ended September 30, 2005 and 2004 and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004	Change		2005	2004	Change
			$	%			$	%
Research and development expenses	$14,277	$17,304	$(3,027)	(17)%	$42,975	$51,290	$(8,315)	(16)%
As a percent of total revenues	21%	22%			21%	23%

The decrease in research and development expenses in absolute dollars and as a percentage of revenues in the three and nine months ended September 30, 2005 was primarily attributable to a decrease in salary and related fringe benefits expenses as we have reduced spending on certain maturing product lines. Salary and fringe benefits expenses decreased $1.5 million and $4.1 million in the three and nine months ended September 30, 2005, respectively, due to a decrease in our average research and development headcount. We had approximately 43 fewer research and development employees during

2005 compared to 2004. Additionally, incentive compensation expense decreased $564,000 in the three months ended September 30, 2005, as we did not accrue a portion of our incentive compensation because it is not expected to be paid. Incentive compensation expense decreased $3.3 million in the nine months ended September 30, 2005, primarily due to not meeting our financial objectives in the first half of 2005.

Restructuring, Amortization of Other Intangibles, and Acquisition-Related Expenses

The following table summarizes our restructuring, amortization of other intangibles and acquisition-related expenses for the three and nine months ended September 30, 2005 and 2004 and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004	Change		2005	2004	Change
			$	%			$	%
Restructuring	$725	$3,542	$(2,817)	(80)%	$16,645	$2,865	$13,780	481%
Amortization of other intangibles	692	1,163	(471)	(40)%	2,126	3,517	(1,391)	(40)%
Acquisition-related expenses	229	578	(349)	(60)%	600	1,854	(1,254)	(68)%

Total	$1,646	$5,283	$(3,637)	(69)%	$19,371	$8,236	$11,135	135%

As a percent of total revenues	2%	7%			9%	4%

Restructuring. Restructuring expenses recorded in the three months ended September 30, 2005 totaled $725,000 and included $839,000 for severance and benefits partially offset by a facility restructuring expense reversal of $114,000. Severance and benefits expenses related to headcount reductions of 27 employees, of which 21 were in research and development and 6 were in selling, general and administrative. The facility restructuring reversal was an adjustment to the facility restructuring expense previously recorded for vacating a portion of a building located in Scotts Valley, California.

Restructuring expenses recorded in the nine months ended September 30, 2005 totaled $16.6 million and included $654,000 for our September 2005 restructuring, $15.7 million for our June 2005 restructuring and $306,000 for our March 2005 restructuring. Our June 2005 restructuring included facility costs of $12.8 million related to vacating a portion of an underutilized building located in Scotts Valley, California and $2.9 million for non-recurring severance and benefits expenses resulting from the elimination of 51 positions, including 44 in selling, general and administrative and 7 in research and development. Our March 2005 restructuring included $306,000 for severance and benefits resulting from the termination of an employee in selling, general and administrative.

Substantially all of our 2005 restructuring expenses will require the outlay of cash. The timing of lease payments relating to our Scotts Valley, California facility will remain unchanged by our restructuring actions and are expected to run through March 2010. Substantially all amounts related to severance and benefits are expected to be paid prior to December 31, 2005.

The following table summarizes our restructuring activity for the nine months ended September 30, 2005 (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2004	$418	$3,190	$308	$3,916
March 2005 restructuring	306	—	—	306
June 2005 restructuring	2,831	12,818	38	15,687
September 2005 restructuring	839	(114)	—	725
Cash payments and write-offs	(3,598)	(1,881)	(38)	(5,517)

Accrual at September 30, 2005	$796	$14,013	$308	$15,117

At September 30, 2005, we had $10.5 million in our long-term restructuring accrual of which $9.5 million was related to the lease obligation for excess capacity at the Scotts Valley, California facility, $898,000 was related to the lease obligation for excess capacity at a facility in Raleigh, North Carolina and $131,000 was related to the lease obligation for excess capacity at a facility in Sydney, Australia.

Amortization of other intangibles. In the three months ended September 30, 2005, we incurred $692,000 of amortization expense related to intangible trade names and non-compete agreements as a result of our acquisitions compared to $1.2 million in the year-ago quarter. We incurred $2.1 million of amortization expense in the nine months ended September 30, 2005 compared to $3.5 million in the year-ago period due to the completion of the amortization of the TogetherSoft non-compete intangible asset.

Acquisition-related expenses. In the three and nine months ended September 30, 2005, we recorded $229,000 and $600,000, respectively, in acquisition-related expenses, which was primarily contingent consideration payable under the terms of the TeraQuest acquisition agreement. Acquisition-related expenses in the year-ago three and nine month periods primarily consisted of contingent consideration payable under the terms of the VMGear acquisition agreement of $442,000 and $1.4 million, respectively.

Gain on Sale of Investment

In the nine months ended September 30, 2005 we recognized a gain of $4.7 million on the sale of an equity investment in a privately held company.

Interest and Other Income, Net

The following table presents our interest and other income, net for the three and nine months ended September 30, 2005 and 2004 and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004	Change		2005	2004	Change
			$	%			$	%
Interest and other income, net	$1,317	$764	$553	72%	$3,824	$787	$3,037	386%
As a percent of net revenues	2%	1%			2%	0%

The increase in interest and other income, net during the three and nine months ended September 30, 2005 was primarily attributable to higher yields earned on our invested capital, which resulted in an increase in interest income during 2005, and a reduction in realized foreign currency losses due to the effectiveness of our foreign currency risk management program. Fluctuations in the Euro versus the U.S. dollar has accounted for the majority of the losses in foreign currency in the recent past. The amount of foreign currency gains or losses we realize is influenced by fluctuations in the U.S. dollar versus the foreign currencies we conduct business in with respect to our short-term inter-company balances with our international subsidiaries, along with other transactional activities conducted in foreign currencies.

Income Taxes

The following table presents our income taxes for the three and nine months ended September 30, 2005 and 2004 and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004	Change		2005	2004	Change
			$	%			$	%
Income tax provision	$1,185	$2,668	$(1,483)	(56)%	$1,760	$7,571	$(5,811)	(77)%
As a percent of net revenues	2%	3%			1%	3%

The decrease in taxes for the three months ended September 30, 2005 as compared to the year-ago quarter was primarily attributable to a decrease in the profitability of our foreign operations. The decrease in taxes for the nine months ended September 30, 2005 as compared to the year-ago period was primarily due to a decrease in the profitability of our foreign operations and the reversal of certain tax liabilities. Our income tax provision is based on our operating results for the three and nine months ended September 30, 2005 and on foreign income withholding taxes actually incurred.

The effective tax rates for the three and nine months ended September 30, 2005 and 2004 differ from statutory tax rates principally because we did not fully benefit from the operating losses we incurred in the United States and we incurred income tax in a number of foreign jurisdictions. In the three and nine months ended September 30, 2005, we also recorded a $300,000 tax expense relating to the non-permanently reinvested earnings of a foreign subsidiary. We provide U.S. income taxes on the earnings of our foreign subsidiaries unless those earnings are considered permanently reinvested. At September 30, 2005, $8.7 million of earnings from our subsidiary in Japan were not considered permanently reinvested, and were subsequently distributed to the U.S. parent in the form of a dividend. Additionally, we took a $730,000 benefit for the closure of a foreign tax audit and a $540,000 benefit for the refund of a foreign tax payment during the nine months ended September 30, 2005.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments. Cash, cash equivalents and short-term investments were $189.1 million at September 30, 2005, a decrease of $32.1 million from a balance of $221.2 million at December 31, 2004. The decrease in cash and cash equivalents and short-term investments was principally due to the purchase of $35.1 million of treasury stock under our stock repurchase programs during the nine months ended September 30, 2005.

Liabilities and leases. As of September 30, 2005, we had long-term liabilities of $14.9 million, which consisted of $10.5 million of long-term restructuring accruals and $4.4 million of long-term leases. We lease certain office space and facilities and certain furniture and equipment under various operating leases.

Our remaining operating lease terms extend through April 30, 2016 and as of September 30, 2005 future minimum lease payments under noncancelable operating leases were as follows, (in thousands):

	2005 (3 months)	2006	2007	2008	2009	Thereafter	Total
Operating leases	$2,702	$7,336	$5,876	$3,087	$2,895	$4,929	$26,825
Restructured operating leases	935	3,753	3,294	2,946	2,585	646	14,159

Total commitments	$3,637	$11,089	$9,170	$6,033	$5,480	$5,575	$40,984

The restructured operating leases above represent total lease commitments that are not associated with continuing operations. In addition, in December 2003, we entered into a five-year lease for a facility in Tokyo, Japan, which is classified as a capital lease in accordance with SFAS 13 “Accounting for Leases.” This capital lease is not included in the operating lease table presented above.

Net cash provided by operating activities. Net cash provided by operating activities during the nine months ended September 30, 2005 was $9.2 million, comprised of net working capital sources of $19.6 million plus adjustments for depreciation and amortization expenses of $13.2 million, partially offset by a net loss of $18.9 million and an adjustment of $4.7 million for the gain from the sale of an equity investment in a privately held company. Working capital sources of cash included a decrease in accounts receivable and increases in short and long-term restructuring accruals and deferred revenues. The decrease in accounts receivable is due to strong collections in Europe and a decline in overall license revenues. Short and long-term restructuring accruals increased primarily due to our June and September 2005 restructuring activities. Deferred revenues increased due to an increase in support contracts bookings, whose revenues are generally recognized over a twelve month period. Working capital uses of cash included a decrease in accounts payable and accrued expenses due to the timing and magnitude of payments made to our vendors.

Net cash provided by operating activities for the nine months ended September 30, 2004 was $20.2 million, consisting of $3.4 million of net income plus adjustments of $16.5 million for depreciation and amortization expenses and net working capital sources of cash of $300,000. Working capital sources of cash included increases in income taxes payable and deferred revenues. Income taxes payable increased primarily due to an increase in income before taxes in 2004 and deferred revenues increased due to an increase in support contract bookings. Working capital uses of cash included decreases in accounts payable and accrued expenses and short and long-term restructuring accruals. The decrease in accounts payable and accrued liabilities was due to the timing and magnitude of payments made to our vendors. Short and long-term restructuring accruals decreased due to payments made on vacated facilities.

We anticipate our operating expenses to remain relatively stable for the foreseeable future and as a result we intend to fund our operating expenses through cash flows from operations.

Net cash provided by investing activities. Net cash provided by investing activities during the nine months ended September 30, 2005 was $12.3 million, including $17.8 million provided by the sales of short-term investments, net of purchases, and $4.7 million in proceeds from the sale of an equity investment in a privately held company. Partially offsetting these sources was $4.4 million used in our acquisition of TeraQuest, net of cash acquired. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion of this acquisition. Additionally, we used $5.8 million for purchases of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2004 was $8.2 million, including $6.0 million used in the net purchases of short-term investments and $2.2 million used for purchases of property, equipment and intangible developed technology assets.

In October 2005, we used approximately $7.5 million of cash to purchase Legadero Software, Inc. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for further discussion of this acquisition. We may utilize cash resources to fund additional acquisitions or investments in other businesses, technologies or product lines.

Net cash used in financing activities. Net cash used in financing activities during the nine months ended September 30, 2005 was $31.3 million and consisted primarily of $35.2 million used to purchase our common shares under our stock repurchase programs, partially offset by $3.9 million received for the issuance of shares of our common stock from the exercise of stock options and from the purchase of shares by employees under our employee stock purchase plan.

Net cash used in financing activities was $10.9 million during the nine months ended September 30, 2004 and consisted of $18.3 million used to purchase our common shares under our stock repurchase programs, partially offset by $7.4 million received for the issuance of shares of our common stock from the exercise of stock options and from the purchase of shares by employees under our employee stock purchase plan.

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

Off-Balance Sheet Arrangements. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2005, we were not involved in any unconsolidated transactions.

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

We are undergoing a transformation from a company that focuses on the development and distribution of individual software development tools to one that focuses on the development and distribution of enterprise software development solutions. This transformation has taken many forms (each of which involves substantial risks), including:

•	Changes in go-to-market strategy. To achieve revenue growth, we must increase sales force productivity and generally complete more large revenue, multi-product sales of our ALM suite. We will also need to further define our roadmaps as we transform our ALM offering to our SDO vision. To do so, we must coordinate the efforts of our marketing, sales, services and research and development organizations to focus on the needs of large enterprises. These tasks are complicated, involve many people and processes, and require consistency and persistence in the market place to be effective. If we fail to coordinate these efforts, we will not satisfy the demands of the large enterprise customers that we are targeting and our revenues will suffer.

•	Changes in our sales organization and sales leadership. We have recently focused our sales effort on enterprise customers. As a part of this effort to transform our sales organization, we have and will continue to make significant changes throughout our global sales force, particularly in Europe and Japan where productivity has been below our expectations. These efforts may prove unsuccessful in increasing our sales to enterprise customers.

•	Changes in our sales cycles. Sales to large enterprises often involve long and unpredictable sales cycles. As we move into enterprise solution selling, we will also become more dependent on large revenue, multi-product transactions to meet our revenue expectations. Given our relative inexperience in serving enterprise customers and our greater dependency on larger revenue deals with longer sales cycles, we may be unable to accurately forecast revenues derived from these customers. If we fail to accurately forecast revenues, we may not achieve the revenue or net income that we anticipate, which could harm our business and our stock price.

•	Changes in our marketing strategy. As part of our transition, we have been and are continuing to redefine our marketing strategy. Our focus is on increasing lead generation and developing appropriate enterprise-level messaging, all in an effort to provide the necessary tools to our sales organization to sell to the enterprise customer. As an organization, are relatively new at this. If we are unable to develop effective marketing programs and increase our pipeline of sales opportunities, or if our sales organization in turn is unable to effectively convert leads into customers, then our revenues will be harmed.

•	Changes in the make-up of our management team. Several members of our management team and senior personnel in a wide range of managerial roles recently joined Borland. As a result, our management team has a relatively short history working together, and it is unclear whether they will be able to manage the company effectively. Specifically, on November 8, 2005, we announced the appointment of Tod Nielsen as our new President and Chief Executive Officer. During this transition in leadership, our customers may decide to defer purchasing or decide not to purchase at all, we may experience employee distraction, or we may see increased competitive pressure as our competitors attempt to use this period of leadership change to their competitive advantage. If we are unable to effectively manage through this transition quickly and effectively, our revenues could be harmed.

These are just a few of the types of risks associated with transforming the company to a provider of enterprise software development solutions. There are several other types of risks inherent in such a process, generally described in the following paragraphs and throughout this document. While we believe that transforming the organization to focus on the development and delivery of comprehensive solutions to enterprise customers is critical to growing our business, we may be unable to complete this transformation smoothly and quickly. If we are unable to manage the process smoothly and quickly, our business will be harmed.

We are relatively new to marketing and selling comprehensive solutions for the application development lifecycle, and we may not be able to successfully compete in this broader market.

The application development lifecycle market is evolving, and customers are increasingly demanding software that integrates and addresses each stage of the application development lifecycle. Historically, we have focused on selling point products for particular segments of the application development lifecycle, most notably development tools. We have done this utilizing a combination of an indirect sales channel that sells individual point products and a direct sales force that manages larger accounts on the basis of geography. We have recently focused our sales efforts on selling enterprise solutions to large customers, as our future growth will depend in large measure on our ability to sell comprehensive ALM solutions to these larger enterprises. To that end, we have also introduced sales personnel who will be dedicated exclusively to named enterprise accounts. However, we have little history of selling comprehensive ALM solutions, and we may be unable to transition effectively to selling these solutions to large enterprises. To compete successfully in the enterprise account market, we believe we will need to:

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

A significant portion of our current revenues is based on sales of integrated development environments, or IDEs. The market for IDEs, particularly Java IDEs, has become increasingly commoditized. This is due in part to the overall increase in the utilization of open source software technologies, including the growing popularity of Eclipse — an open source initiative that provides, among other things, development tools, frameworks, and foundational IDE technology at little or no charge. We have seen substantial declines in the revenue attributable to JBuilder, our Java IDE offering, and we attribute this decline, at least in part, to pricing pressure created by open source IDEs. Customers may also choose to use open source technologies simply to avoid potentially lengthy and difficult procurement processes within their organizations. We have recently embraced Eclipse as a major foundational framework for our ALM tools, and will be placing more emphasis on Eclipse-based offerings in the future, including in the area of Java IDEs. While we believe there is still demand for JBuilder based on reputation, superior quality, and productivity enhancements, we believe our IDE revenues will continue to decline as the IDE market continues to mature and as we transition to include Eclipse in our IDE offerings. Given the increasing commoditization of the IDE market, and the risks associated with supporting the Eclipse foundation, we may be unable to accurately forecast the revenues we will generate from the sale of IDEs in future periods. If we fail to accurately forecast revenues from the sale of IDEs and if declines in our revenues for IDEs accelerates, our financial results may suffer and our stock price may decline.

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

Because competition for qualified technical and management personnel is intense, we may not be able to recruit or retain qualified personnel, which could harm our business.

We believe that our ability to successfully grow and manage our business and to develop new products will depend, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled software engineers, sales personnel and management personnel. Competition for qualified technical and management personnel is intense and in particular, the job market in the Silicon Valley is beginning to recover offering greater opportunities to employees. In addition, in the past some of our competitors have also utilized their greater resources to provide substantial signing bonuses and other inducements to lure key personnel away from us. We employ a variety of measures to retain our key people, including the grant of stock options, restricted stock and use of promotions and bonuses. However, due to our financial performance in 2005, no bonus payments were made under our incentive compensation plan in the first half of 2005, which has adversely effected employee morale and which may lead to employee turnover. We have made efforts to utilize equity based compensation as part of an overall retention program to retain certain key employees; however, we are not certain that our efforts will succeed, and our failure to attract and retain key personnel could significantly harm our business. If we are unable to recruit and retain quality personnel, our ability to provide solutions that effectively solve customers’ problems could be harmed. As a result, we may lose customers or may not achieve anticipated sales during a particular period. In addition, the loss of technical talent may result in our being unable to ship new products or product upgrades at the times that we originally planned. If we experience delays in the shipment of new products or product upgrades, we may be unable to achieve anticipated sales during a particular period.

We have historically used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees’ interest with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. The decline of our stock price over the last year has made stock options a less attractive portion of our employee compensation program. Hence, we may find it increasingly difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, financial condition or results of operations.

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

We believe that our revenues have the potential to vary significantly from time to time. These variations could cause our stock price to fluctuate significantly. We believe that these variations may result from many factors, including, but not limited to:

•	our limited experience in selling large revenue, multiple-product enterprise solutions;

•	the size and timing of significant orders and their fulfillment;

•	product defects that may be discovered from time to time and other product quality problems;

•	our limited sophistication in consistently forecasting revenues across our geographic regions in light of our transition to an enterprise software company;

•	the relative mix of demand for our various products and services, especially in light of our increased focus on our services organization;

•	timing, and any delay in the introduction, of upgrades or localizations to existing products or releases of new products; and

•	changes in pricing policies by us or our competitors.

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

Today, we depend on licenses from third party suppliers for some elements of our products such as various file libraries. In particular, we depend on technology licenses from Sun Microsystems for certain of our Java products, and we depend on licenses from Microsoft for our Delphi, C++Builder, C#Builder and Borland Developer Studio products. If any of these licenses or other third party licenses were terminated or were not renewed, or if these third parties failed to notify us in a timely manner of any new or updated technology, we might not be able to ship such products as planned or provide support for such products, including upgrades. We would then have to seek an alternative to the third party’s technology and, in some cases, an alternative may not exist. This could result in delays in releasing and/or shipping our products, increased costs by having to secure unfavorable royalty arrangements or reduced functionality of our products, which in turn could substantially reduce our revenues.

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

A substantial portion of our revenues is from international sales. International sales accounted for 55% of our revenues during the quarter ended September 30, 2005, with each of Germany and the United Kingdom accounting for significant portions of our total revenue. In addition, a significant portion of our operations consists of activities outside the United States. We now have research and development facilities in Russia, Singapore, Sweden and the Czech Republic, and we have a direct sales force in place in more than twenty countries around the world. We have a complicated corporate structure, and historically have had geographically dispersed operational controls. In particular, we rely on personnel in our international locations to properly account for and manage our international operations, which introduces inherent difficulties in management and control. Given this, we may experience difficulty in efficiently and effectively managing our dispersed and complicated organization. As a result, our results of operations may suffer. In addition, we are subject to other risks inherent in doing business internationally, including:

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

We have begun the process of implementing and extending our Oracle financial system worldwide and if we are unsuccessful in deploying the system or, if it takes longer than anticipated to deploy the system, we may incur significant additional costs which would negatively impact our financial results as well as potentially weaken our internal controls.

In 2005, we made the decision to extend our Oracle financial system worldwide. We are going live with our implementation of the Oracle financial system in our European operations during the fourth quarter of 2005. System conversions are expensive and time consuming undertakings that impact all areas of the company. While a successful implementation will provide us with many benefits, an unsuccessful or delayed implementation will cost us significant time and resources, as well as expense. Implementing a new financial system raises costs and risks inherent in any conversion to a new computer system, including, but not limited to, disruption to our normal accounting procedures such as order entry, fulfillment and billing, as well as problems achieving accuracy in data conversion. Failure to properly or adequately address these issues could result in increased costs, the diversion of management’s attention and resources and the inability to forecast revenues and record and report financial and management information on a timely and accurate basis. This may result in increased costs and could negatively impact our financial results.

In addition, due to the systemic internal control features within financial systems, any changes in our financial system will have an impact on the testing of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”). Because we are implementing the new financial system during the last quarter of our fiscal year end, there will be limited, if any, time to remediate any errors. As a result, we are at greater risk for failing to meet SOX 404 testing requirements. If our SOX 404 testing uncovers a material weakness or significant deficiency in our overall internal controls over financial reporting as of the end of the fiscal year, or our independent registered public accounting firm is not be able to render the required attestation concerning our assessment and the effectiveness of our internal control over financial reporting, this could adversely effect our investor confidence as well as the market price of our common stock.

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

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. The functional currency for all of our foreign operations is the local currency of the country in which we have established business operations. Both revenues and operating expenses in each of these countries are in local currencies, which mitigates a portion of the exposure related to fluctuations in local currencies against the U.S. dollar. However, our financial results could still be adversely affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, we have established a program to minimize our foreign currency exposure utilizing forward exchange contracts to manage foreign currency exposures related to short-term inter-company balances denominated in foreign currencies. The goal of this program is to offset the translation effect of foreign currency-denominated short-term inter-company balances by entering into contracts to buy or sell foreign currency at the time a foreign currency receivable or payable is generated. At month-end, foreign currency-denominated balances and the forward exchange contracts are marked-to-market and unrealized gains and losses are included in interest and other income, net.

During the three and nine months ended September 30, 2005, we recorded net foreign exchange losses of $135,000 and $381,000, respectively, included as part of interest and other income, net, in our Condensed Consolidated Statements of Operations. The foreign exchange losses were generated primarily due to fluctuation in the Euro, the United Kingdom Pound Sterling, and the Australian and Singapore dollars versus the U.S. dollar. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our inter-company receivables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

During the three and nine months ended September 30, 2005 we recorded unrealized foreign currency losses of $430,000 and $4.8 million, respectively, in cumulative other comprehensive income on the Condensed Consolidated Balance Sheets, in part, due to foreign currency movements on our long-term inter-company balances. As of September 30, 2005, we had $17.4 million, $2.8 million, $1.5 million, $1.3 million and $399,000 in long-term inter-company balances that will be settled in Australian dollars, Singapore dollars, Japanese Yen, Brazilian Reais and South Korean Won, respectively.

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

The table below provides information about our derivative financial instruments, comprised of foreign currency forward exchange contracts as of September 30, 2005. The information is provided in U.S. dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table below presents the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates and the net fair value for our forward contracts as of September 30, 2005. All forward contracts in the table below represent contracts to buy or sell the currencies listed. All instruments mature within one month (dollar amounts in thousands).

	Notional Amount	Weighted- Average Contract Rate	Net Fair Value at September 30, 2005
Foreign currency forward exchange contracts:
Australian dollar	$2,486	0.7510	$2,481
Canadian dollar	259	1.1806	259
Czech Koruna	(437)	24.3050	(438)
Euro	2,899	1.2105	2,902
Hong Kong dollar	878	7.7588	879
Indian Rupee	634	44.5000	628
Japanese Yen	8,785	113.5800	8,809
New Zealand dollar	(707)	0.6862	(705)
Russian Rouble	(1,147)	28.3350	(1,155)
Singapore dollar	9,670	1.6986	9,672
South Korean Won	9	1,037.5000	9
United Kingdom Pound Sterling	1,083	1.7683	1,082

Total	$24,412		$24,423

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

Cash and cash equivalents include investments, which have an original maturity of 90 days or less and short-term investments include investments which have an original maturity of 91 days up to one year. As of September 30, 2005 and December 31, 2004, we held no investments classified as long-term. Our investment portfolio includes auction rate securities that are issued and rated as long-term bonds but are classified as short-term investments because we intend to hold them for less than one year. At September 30, 2005, the weighted-average interest rate we earned on our cash and cash equivalents balance of $62.2 million was 3.51% and the weighted-average interest rate we earned on our short-term investments balance of $126.9 million was 3.56%. At December 31, 2004, the weighted-average interest rate we earned on our cash and cash equivalents balance of $76.4 million was 2.11% and the weighted-average interest rate we earned on our short-term investments balance of $144.8 million was 2.48%. The difference in the weighted-average interest rates associated with cash and cash equivalents and short-term investments is primarily due to interest rates on auction rate securities which are included in our short-term investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels as of September 30, 2005, it would not materially change the fair market value of our investment portfolio.

Credit Risks

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions and commercial paper. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. No single group or customer represented greater than 10% of total accounts receivable, net of allowances, as of September 30, 2005, or December 31, 2004.

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

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of their inherent limitations, control systems may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Based upon the controls evaluation, our CEO and CFO have concluded that, as of the period covered by this report, our disclosure controls and procedures were effective in that they provide reasonable assurance that information required to be disclosed by us in the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2005 which our management concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We anticipate we will complete the implementation of a new Oracle financial system in our European operations and go live with the system in the quarter ending December 31, 2005. We have been working on changing out the old system and implementing the new system for the past several months. The implementation will result in changes to our internal controls over financial reporting in the quarter. Although we believe effects from the implementation of the new system will be minimal, since the new system will be implemented during the last quarter of our fiscal year end, there will be limited time, if any, to remediate any errors that arise. This may result in one or more material weaknesses in internal controls arising, that would impact our annual attestation concerning our assessment of the effectiveness of our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Below is a summary of stock repurchases for the quarter ended September 30, 2005. See Note 9 of Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase programs.

PURCHASES OF EQUITY SECURITIES (1)

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Beginning dollar value available to be repurchased as of June 30, 2005 (2)				$65,884,532
July 1, 2005 – July 31, 2005
Open market purchases (3)	40,000	$6.39	40,000	(255,522)
August 1, 2005 – August 31, 2005
Open market purchases (3)	8,000	$6.54	8,000	(52,340)
Expiration of the 10b5-1 Program (4)				(6,244,433)
September 1, 2005 – September 31, 2005
Open market purchases (3)	—	—	—	—

Total shares repurchased	48,000		48,000

Ending dollar value available to be repurchased under the Discretionary Program as of September 30, 2005 (5)				$59,332,237

(1)	In September 2001, our Board of Directors authorized the use of up to $30 million to repurchase shares of our outstanding common stock under a discretionary stock repurchase program (the “Discretionary Program”). The Discretionary Program was announced in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2002. In February 2004, our Board of Directors authorized an additional $30 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the SEC on February 12, 2004. In August 2003, our Board of Directors authorized a 10b5-1 stock repurchase program (“10b5-1 Program”) whereby up to 1,000,000 shares or $15 million worth of our outstanding common stock, whichever comes first, may be repurchased with a per day trading limit of 2,000 shares. The 10b5-1 Program was announced in our Current Report on Form 8-K filed with the SEC on August 7, 2003. On May 20, 2005, the Board of Directors authorized an increase to the Discretionary Program of $75 million, which was announced in our Current Report on Form 8-K filed with the SEC on May 20, 2005.
(2)	Includes $59,332,237 under our Discretionary Program and $6,552,295 or 48,000 shares under our 10b5-1 Program.
(3)	No shares were repurchased other than through our 10b5-1 Program during the three months ended September 30, 2005.
(4)	The Board of Directors authorized a 10b5-1 stock repurchase program (“10b5-1 Program”) whereby up to 1,000,000 shares or $15 million worth of our outstanding common stock, whichever comes first, may be repurchased. The 10b5-1 Program expired during the three months ended September 30, 2005 when the accumulated total number of shares repurchased under the program since its inception reached 1,000,000.
(5)	Includes $59,332,237 under our Discretionary Program.

Item 5. Other Information.

On November 1, 2005, we filed a Current Report on Form 8-K with the SEC to report the amendment of severance arrangements with our named executive officers (the “Form 8-K”). The following information is a correction from what was disclosed in such Form 8-K and corrects the information with respect to the types of terminations that will trigger severance benefits for such named executives officers most in connection with a change of control. In addition to the terms of the severance disclosed in the Form 8-K, if a named executive officer voluntarily terminates employment with Borland as a result of a constructive termination, then the Severance Agreement provides for (i) a severance payment equal to 50% of the executive’s annual base salary and (ii) continuation of health coverage by having Borland pay the executive’s COBRA premiums for up to 12 months.

Item 6. Exhibits

(a) Exhibits

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation of Borland Software Corporation.	10-Q	08/09/05	3.1

3.2	Amended and Restated Bylaws of Borland Software Corporation.	10-Q	08/09/05	3.2

4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/01	1

4.2	Specimen Stock Certificate of Borland Software Corporation.	10-Q	05/13/02	4.1

4.3	Investor Rights Agreement between Borland Software Corporation and Microsoft Corporation, dated as of June 7, 1999.	8-K	07/06/99	4.2(a)

10.74	Form of Stock Issuance Agreement under the Stock Issuance Program of the 2002 Stock Incentive Plan +				X

10.75	Form of Acceleration Addendum to Stock Issuance Agreement under the Stock Issuance Program of the 2002 Stock Incentive Plan +				X

10.76	Form of Stock Option Agreement under the Discretionary Option Grant Program of the 2002 Stock Incentive Plan +				X

10.77	Form of Acceleration Addendum to Stock Option Agreement under the Discretionary Grant Program of the 2002 Stock Incentive Plan +				X

10.78	Form of Addendum to Employment Offer Letters for Severance Benefits for Named Executive Officers +				X

31.1	Certification of Scott J. Arnold, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

31.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

32.1	Certification of Scott J. Arnold, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

32.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

+	Management contract or compensatory plan or arrangement

A copy of any exhibit will be furnished (at a reasonable cost) to any stockholder of Borland upon receipt of a written request. Such request should be sent to Borland Software Corporation, 20450 Stevens Creek Boulevard, Suite 800, Cupertino, California 95014, Attention: Investor Relations.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of November 2005.

BORLAND SOFTWARE CORPORATION
(Registrant)

/s/ KENNETH R. HAHN
Kenneth R. Hahn
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation of Borland Software Corporation.	10-Q	08/09/05	3.1

3.2	Amended and Restated Bylaws of Borland Software Corporation.	10-Q	08/09/05	3.2

4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/01	1

4.2	Specimen Stock Certificate of Borland Software Corporation.	10-Q	05/13/02	4.1

4.3	Investor Rights Agreement between Borland Software Corporation and Microsoft Corporation, dated as of June 7, 1999.	8-K	07/06/99	4.2(a)

10.74	Form of Stock Issuance Agreement under the Stock Issuance Program of the 2002 Stock Incentive Plan +				X

10.75	Form of Acceleration Addendum to Stock Issuance Agreement under the Stock Issuance Program of the 2002 Stock Incentive Plan +				X

10.76	Form of Stock Option Agreement under the Discretionary Option Grant Program of the 2002 Stock Incentive Plan +				X

10.77	Form of Acceleration Addendum to Stock Option Agreement under the Discretionary Grant Program of the 2002 Stock Incentive Plan +				X

10.78	Form of Addendum to Employment Offer Letters for Severance Benefits for Named Executive Officers +				X

31.1	Certification of Scott J. Arnold, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

31.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

32.1	Certification of Scott J. Arnold, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

32.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

+	Management contract or compensatory plan or arrangement