Form 10-Q/A
period 2005-09-30
BORLAND SOFTWARE CORP
filed 2006-05-02
CIK 853273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Not Applicable

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of October 31, 2005, was 76,220,969.

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A constitutes Amendment No. 1 to the quarterly report on Form 10-Q filed by Borland Software Corporation (the “Company”) originally filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2005, for the quarterly period ended September 30, 2005. This Amendment No. 1 is being filed solely for the following purposes:

•	Revising Item 1. Financial Statements

•	Revising Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Revising Item 4. Controls and Procedures

Our management is responsible is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In connection with management’s assessment of internal control over financial reporting as of December 31, 2005, management identified material weaknesses insofar as we did not maintain effective controls over third-party contractor invoices and contracts and we did not maintain an effective control environment based on the criteria established in the COSO framework with respect to senior management’s role in promoting compliance with policies and procedures and the prevention or detection of the override of our controls. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. See Item 9A, Controls and Procedures, in our Annual Report on Form 10-K filed with the SEC on May 2, 2006 for a discussion of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005.

Specifically, with respect to the quarter ended September 30, 2005, management determined that effective controls were not in place in our services organization to ensure that invoices from three third-party contractors were completely and accurately recorded. In addition, effective controls were not in place over the authorization of work performed by a third-party contractor. As of result of the control deficiency, an employee was able to override controls and have contractor invoices sent directly to the services organization and further failed to forward those invoices to the accounts payable department in a timely fashion.

As a consequence, these invoices were not reflected in our financial statements for the three and nine month periods ended September 30, 2005, and our cost of service revenue was understated by $446,000. As a result, we have corrected certain items in our previously reported results of operations for the quarter ended September 30, 2005, as reflected in Note 2 “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements and discussed in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Specifically, we have

•	reduced previously reported net income by $446,000 for the three and nine months ended September 30, 2005;

•	reduced our previously reported retained earnings as of September 30, 2005 by $446,000;

•	increased our previously reported accrued expenses as of September 30, 2005 by $446,000; and

•	increased our net loss per share for the three month period ended September 30, 2005 to $0.07 from $0.06, and the nine month period ended September 30, 2005 to $0.25 from $0.24.

The corrected numbers restate the results previously reported in our quarterly report on Form 10-Q for the quarter ended September 30, 2005.

In addition, we are revising Part I, Item 4, Controls and Procedures, in this Amendment No. 1 to disclose that we believe that our controls and procedures were not effective as of the end of the period covered by this report resulting in the restatements to our financial statements as discussed above.

In addition, in accordance with applicable SEC rules, this Amendment No. 1 includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

Unaffected items have not been repeated in this Amendment No. 1. This Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the original filing date of the Form 10-Q for the quarter ended September 30, 2005, including but not limited to our Annual Report on Form 10-K filed with the SEC on May 2, 2006.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts, unaudited)

	September 30, 2005	December 31, 2004
	(as restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$62,236	$76,432
Short-term investments	126,884	144,766
Accounts receivable, net of allowances of $6,655 and $9,830	49,197	62,924
Other current assets	11,316	12,642

Total current assets	249,633	296,764
Property and equipment, net	17,943	16,117
Goodwill	183,159	182,390
Intangible assets, net	4,419	12,630
Other non-current assets	8,306	7,382

Total assets	$463,460	$515,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,806	$10,384
Accrued expenses	38,954	45,358
Income taxes payable	15,382	16,443
Deferred revenues	50,347	51,647
Short-term restructuring	4,615	1,864
Other current liabilities	5,161	6,874

Total current liabilities	128,265	132,570
Long-term restructuring	10,502	2,052
Long-term liabilities	4,415	4,281

	143,182	138,903

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $.01 par value; 200,000,000 shares authorized; 76,223,011 and 80,936,862 shares issued and outstanding	762	809
Additional paid-in capital	641,993	638,077
Accumulated deficit	(218,146)	(198,826)
Deferred compensation	(1,536)	(1,002)
Cumulative other comprehensive income	7,673	12,671

	430,746	451,729
Less common stock in treasury at cost, 15,400,717 and 9,999,084 shares	(110,468)	(75,349)

	320,278	376,380

Total liabilities and stockholders’ equity	$463,460	$515,283

(1)	Refer to Note 2 “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(as restated) (1)		(as restated) (1)
License and other revenues	$39,236	$53,063	$120,959	$158,017
Service revenues	28,614	24,585	84,779	69,016

Total revenues	67,850	77,648	205,738	227,033

Cost of license and other revenues	1,515	2,172	6,390	6,646
Cost of service revenues	10,125	6,255	29,084	18,058
Amortization of acquired intangibles	2,517	2,388	7,550	7,324

Cost of revenues	14,157	10,815	43,024	32,028

Gross profit	53,693	66,833	162,714	195,005

Selling, general and administrative expenses	43,170	42,502	126,432	125,296
Research and development expenses	14,277	17,304	42,975	51,290
Restructuring, amortization of other intangibles and acquisition-related expenses	1,646	5,283	19,371	8,236

Total operating expenses	59,093	65,089	188,778	184,822

Operating income (loss)	(5,400)	1,744	(26,064)	10,183
Gain on sale of investment	—	—	4,680	—
Interest and other income, net	1,317	764	3,824	787

Income (loss) before income taxes	(4,083)	2,508	(17,560)	10,970
Income tax provision	1,185	2,668	1,760	7,571

Net income (loss)	$(5,268)	$(160)	$(19,320)	$3,399

Net income (loss) per share:
Net income (loss) per share — basic	$(0.07)	$(0.00)	$(0.25)	$0.04
Net income (loss) per share — diluted	$(0.07)	$(0.00)	$(0.25)	$0.04
Shares used in computing basic net income (loss) per share	76,017	80,114	77,937	80,434
Shares used in computing diluted net income (loss) per share	76,017	80,114	77,937	81,867

(1)	Refer to Note 2 “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(as restated) (1)		(as restated) (1)
Net income (loss)	$(5,268)	$(160)	$(19,320)	$3,399
Other comprehensive loss:
Foreign currency translation adjustments	(430)	178	(4,916)	(218)
Fair market value adjustment for available-for- sale securities	(82)	—	(82)	—

Comprehensive income (loss)	$(5,780)	$18	$(24,318)	$3,181

(1)	Refer to Note 2 “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2005	2004
	(as restated) (1)
OPERATING ACTIVITIES:
Net income (loss)	$(19,320)	$3,399
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,182	16,508
Loss on disposal of fixed assets	(6)	13
Gain on sale of an equity investment	(4,680)	—
Changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	12,805	(432)
Other assets	1,232	3,311
Accounts payable and accrued expenses	(2,875)	(6,237)
Income taxes payable	(3,229)	4,412
Short-term restructuring	2,751	(2,598)
Deferred revenues	749	2,502
Long-term restructuring	8,450	(1,758)
Other	113	1,071

Net cash provided by operating activities	9,172	20,191

INVESTING ACTIVITIES:
Purchases of property and equipment	(5,790)	(2,022)
Acquisition of TeraQuest Metrics, Inc., net of cash acquired	(4,436)	—
Acquisition of intangible developed technology assets	—	(225)
Purchases of short-term investments	(264,378)	(40,252)
Sales and maturities of short-term investments	282,206	34,275
Proceeds from the sale of an equity investment	4,680	—

Net cash provided by (used in) investing activities	12,282	(8,224)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	3,922	7,372
Repurchase of common stock	(35,172)	(18,306)

Net cash used in financing activities	(31,250)	(10,934)

Effect of exchange rate changes on cash	(4,400)	600

Net change in cash and cash equivalents	(14,196)	1,633
Cash and cash equivalents at beginning of period	76,432	100,498

Cash and cash equivalents at end of period	$62,236	$102,131

(1)	Refer to Note 2 “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements.

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

NOTE 2.    RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In connection with management’s assessment of internal control over financial reporting as of December 31, 2005, management identified material weaknesses insofar as we did not maintain effective controls over third-party contractor invoices and contracts and we did not maintain an effective control environment based on the criteria established in the COSO framework with respect to senior management’s role in promoting compliance with policies and procedures and the prevention or detection of the override of our controls. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. See Item 9A, Controls and Procedures, in our Annual Report on Form 10-K filed with the SEC on May 2, 2006 for a discussion of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005.

Specifically, with respect to the quarter ended September 30, 2005, management determined that effective controls were not in place in our services organization to ensure that invoices from three third-party contractors were completely and accurately recorded. In addition, effective controls were not in place over the authorization of work performed by a third-party contractor. As of result of the control deficiency, an employee was able to override controls and have contractor invoices sent directly to the services organization and further failed to forward those invoices to the accounts payable department in a timely fashion.

As a consequence, these invoices were not reflected in our financial statements for the three and nine month periods ended September 30, 2005, and our cost of service revenue was understated by $446,000. As a result, we have corrected certain items in our previously reported results of operations for the quarter ended September 30, 2005 (the “September 2005 Restatement”). Specifically, we have

•	reduced previously reported net income by $446,000 for the three and nine months ended September 30, 2005;

•	reduced our previously reported retained earnings as of September 30, 2005 by $446,000;

•	increased our previously reported accrued expenses as of September 30, 2005 by $446,000; and

•	increased our net loss per share for the three month period ended September 30, 2005 to $0.07 from $0.06 and for the nine month period ended September 30, 2005 to $0.25 from $0.24.

Impact of the September 2005 Restatement on our Condensed Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows

The following table sets forth the effects of the September 2005 Restatement on certain line items within our Condensed Consolidated Balance Sheet as of September 30, 2005 (in thousands, except par value and share amounts):

	September 30, 2005
	As Originally Reported (1)	Adjustments (2)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$62,236	$—	$62,236
Short-term investments	126,884	—	126,884
Accounts receivable, net of allowances of $6,655 and $9,830	49,197	—	49,197
Other current assets	11,316	—	11,316

Total current assets	249,633	—	249,633
Property and equipment, net	17,943	—	17,943
Goodwill	183,159	—	183,159
Intangible assets, net	4,419	—	4,419
Other non-current assets	8,306	—	8,306

Total assets	$463,460	$—	$463,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,360	$—	$13,360
Accrued expenses	38,954	446	39,400
Income taxes payable	15,382	—	15,382
Deferred revenues	50,347	—	50,347
Short-term restructuring	4,615	—	4,615
Other current liabilities	5,161	—	5,161

Total current liabilities	127,819	446	128,265
Long-term restructuring	10,502	—	10,502
Long-term liabilities	4,415	—	4,415

Total liabilities	142,736	446	143,182

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—	—
Common stock; $.01 par value; 200,000,000 shares authorized; 76,223,011 and 80,936,862 shares issued and outstanding	762	—	762
Additional paid-in capital	641,993	—	641,993
Accumulated deficit	(217,700)	(446)	(218,146)
Deferred compensation	(1,536)	—	(1,536)
Cumulative other comprehensive income	7,673	—	7,673

	431,192	(446)	430,746
Less common stock in treasury at cost, 15,400,717 and 9,999,084 shares	(110,468)	—	(110,468)

Total stockholders’ equity	320,724	(446)	320,278

Total liabilities and stockholders’ equity	$463,460	$—	$463,460

(1)	These amounts were reported in our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2005.
(2)	Adjustments reflect additional expense related to third party subcontractors in the professional services area.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

The following table sets forth the effects of the September 2005 Restatement on certain line items within our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	As Originally Reported (1)	Adjustments (2)	As Restated	As Originally Reported (1)	Adjustments (2)	As Restated
License and other revenues	$39,236	$—	$39,236	$120,959	$—	$120,959
Service revenues	28,614	—	28,614	84,779	—	84,779

Total revenues	67,850	—	67,850	205,738	—	205,738

Cost of license and other revenues	1,515	—	1,515	6,390	—	6,390
Cost of service revenues	9,679	446	10,125	28,638	446	29,084
Amortization of acquired intangibles	2,517	—	2,517	7,550	—	7,550

Cost of revenues	13,711	446	14,157	42,578	446	43,024

Gross profit	54,139	(446)	53,693	163,160	(446)	162,714

Selling, general and administrative expenses	43,170	—	43,170	126,432	—	126,432
Research and development expenses	14,277	—	14,277	42,975	—	42,975
Restructuring, amortization of other intangibles and acquisition-related expenses	1,646	—	1,646	19,371	—	19,371

Total operating expenses	59,093	—	59,093	188,778	—	188,778

Operating income (loss)	(4,954)	(446)	(5,400)	(25,618)	(446)	(26,064)
Gain on sale of investment	—	—	—	4,680	—	4,680
Interest and other income, net	1,317	—	1,317	3,824	—	3,824

Income (loss) before income taxes	(3,637)	(446)	(4,083)	(17,114)	(446)	(17,560)
Income tax provision	1,185	—	1,185	1,760	—	1,760

Net income (loss)	$(4,822)	$(446)	$(5,268)	$(18,874)	$(446)	$(19,320)

Net income (loss) per share:
Net income (loss) per share — basic	$(0.06)	$(0.01)	$(0.07)	$(0.24)	$(0.01)	$(0.25)
Net income (loss) per share — diluted	$(0.06)	$(0.01)	$(0.07)	$(0.24)	$(0.01)	$(0.25)
Shares used in computing basic net income (loss) per share	76,017	—	76,017	77,937	—	77,937
Shares used in computing diluted net income (loss) per share	76,017	—	76,017	77,937	—	77,937

(1)	These amounts were reported in our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2005.
(2)	Adjustments reflect additional expense related to third party subcontractors in the professional services area.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

The following table sets forth the effects of the September 2005 Restatement on certain line items within our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 (in thousands):

	Nine Months Ended September 30, 2005
	As Originally Reported (2)	Adjustments (1)	As Restated
OPERATING ACTIVITIES:
Net income (loss)	$(18,874)	$(446)	$(19,320)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,182	—	13,182
Loss on disposal of fixed assets	(6)	—	(6)
Gain on sale of an equity investment	(4,680)	—	(4,680)
Changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	12,805	—	12,805
Other assets	1,232	—	1,232
Accounts payable and accrued expenses	(3,321)	446	(2,875)
Income taxes payable	(3,229)	—	(3,229)
Short-term restructuring	2,751	—	2,751
Deferred revenues	749	—	749
Long-term restructuring	8,450	—	8,450
Other	113	—	113

Net cash provided by operating activities	9,172	—	9,172

INVESTING ACTIVITIES:
Purchases of property and equipment	(5,790)	—	(5,790)
Acquisition of TeraQuest Metrics, Inc., net of cash acquired	(4,436)	—	(4,436)
Purchases of short-term investments	(264,378)	—	(264,378)
Sales and maturities of short-term investments	282,206	—	282,206
Proceeds from the sale of an equity investment	4,680	—	4,680

Net cash provided by (used in) investing activities	12,282	—	12,282

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	3,922	—	3,922
Repurchase of common stock	(35,172)	—	(35,172)

Net cash used in financing activities	(31,250)	—	(31,250)

Effect of exchange rate changes on cash	(4,400)	—	(4,400)

Net change in cash and cash equivalents	(14,196)	—	(14,196)
Cash and cash equivalents at beginning of period	76,432	—	76,432

Cash and cash equivalents at end of period	$62,236	$—	$62,236

(1)	These amounts were reported in our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2005.
(2)	Adjustments reflect additional expense related to third party subcontractors in the professional services area.

NOTE 3.     STOCK-BASED COMPENSATION

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

Had we recorded compensation expenses based on the estimated fair value on the grant dates of our stock options and ESPP awards as defined by SFAS 123, our pro forma net income (loss) and net income (loss) per share for the three and nine ended September 30, 2005 and 2004, would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(as restated)		(as restated)
Net income (loss):
As reported	$(5,268)	$(160)	$(19,320)	$3,399
Stock compensation adjustment – intrinsic value	140	9	428	18
Stock compensation expense – fair value, net of tax effect	(3,295)	(3,646)	(12,033)	(7,144)

Pro forma net loss	$(8,423)	$(3,797)	$(30,925)	$(3,727)

Net income (loss) per share:
As reported – basic	$(0.07)	$(0.00)	$(0.25)	$0.04
As reported – diluted	$(0.07)	$(0.00)	$(0.25)	$0.04

Pro forma – basic	$(0.11)	$(0.05)	$(0.40)	$(0.05)
Pro forma – diluted	$(0.11)	$(0.05)	$(0.40)	$(0.05)

The pro forma amounts include compensation expense related to stock option grants and ESPP awards for the three and nine months ended September 30, 2005 and 2004.

NOTE 4—NET INCOME (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(as restated)		(as restated)
Numerator:
Net income (loss)	$(5,268)	$(160)	$(19,320)	$3,399
Denominator:
Denominator for basic income (loss) per share – weighted average shares outstanding	76,017	80,114	77,937	80,434
Effect of dilutive securities	—	—	—	1,433

Denominator for diluted income (loss) per share	76,017	80,114	77,937	81,867

Net income (loss) per share – basic	$(0.07)	$(0.00)	$(0.25)	$0.04

Net income (loss) per share – diluted	$(0.07)	$(0.00)	$(0.25)	$0.04

The diluted net loss per share calculation for the three months ended September 30, 2005 and 2004, excludes options to purchase 14.2 million and 12.5 million shares of common stock, respectively, and 248,000 and 180,000 unvested restricted common shares, respectively, due to our net loss in these periods.

The diluted net loss per share calculation for the nine months ended September 30, 2005 excludes options to purchase 13.9 million shares of common stock and 253,000 unvested restricted common shares due to our net loss in that period. The diluted net income per share calculation for the nine months ended September 30, 2004 excludes 194,000 unvested restricted common shares and options to purchase 7.8 million shares of common stock because the exercise price of these options was greater than the average market price of a share of common stock during the respective period and the inclusion of such options would have been antidilutive.

NOTE 5.	ACQUISITION

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

NOTE 6.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 is as follows (in thousands):

Total
Balance as of December 31, 2004	$182,390
Adjustments to initial purchase accounting	(1,923)
Acquisition of TeraQuest	2,692

Balance as of September 30, 2005	$183,159

The adjustments to goodwill during the nine months ended September 30, 2005 are primarily related to reversals of accrued expenses and other liabilities originally recorded as part of the purchase accounting for our acquisitions and due to fluctuations in foreign currency exchange rates, especially the United Kingdom Pound Sterling and the Euro.

The following tables summarize our intangible assets, net (in thousands):

	September 30, 2005
	Gross carrying value	Accumulated amortization	Net carrying value
Acquired technology	$30,720	$(28,203)	$2,517
Maintenance contracts	8,700	(8,700)	—
Trademarks, trade names and service marks	8,300	(7,504)	796
Other	6,522	(5,416)	1,106

Total	$54,242	$(49,823)	$4,419

	December 31, 2004
	Gross carrying value	Accumulated amortization	Net carrying value
Acquired technology	$30,720	$(21,022)	$9,698
Maintenance contracts	8,700	(8,700)	—
Trademarks, trade names and service marks	8,300	(5,430)	2,870
Other	5,047	(4,985)	62

Total	$52,767	$(40,137)	$12,630

Estimated future amortization expense related to our intangible assets at September 30, 2005 is as follows (in thousands):

September 30, 2005
2005 (remaining three months)	$2,977
2006	907
2007	535

Total	$4,419

NOTE 7.	RESTRUCTURING

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

NOTE 8.	GAIN OF SALE OF INVESTMENT

In March 2005, we sold an equity investment in a privately held company that was previously determined to be impaired and written-off in December 2002. We recognized a gain of $4.7 million in the nine months ending September 30, 2005 on this transaction.

NOTE 9.	INCOME TAXES

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

NOTE 10—REPURCHASE OF COMMON STOCK

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

NOTE 11—COMMITMENTS AND CONTINGENCIES

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

As part of our TeraQuest acquisition in January 2005 and our Legadero acquisition in October 2005, we entered into retention agreements totaling $1.3 million and $5.4 million, respectively, to be paid over two-year periods from the respective dates of acquisition based upon continued employment of certain key employees. Refer to Notes 5 and 13 of the Notes to Condensed Consolidated Financial Statements for additional information.

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

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107, providing supplemental implementation guidance for SFAS 123R. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. In accordance with the new rule, the accounting provisions of SFAS 123R will be effective for us beginning in fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. On October 27, 2005 we accelerated the vesting of all unvested options held by employees to enable us to avoid recognizing future compensation expense associated with these options upon adoption of SFAS 123R. Refer to Note 13 “Subsequent Events” for additional information. We expect the adoption of SFAS 123R and SAB 107 will have a material adverse impact on our net income (loss) and net income (loss) per share. Refer to Note 3 “Stock-Based Compensation” for the pro forma net income (loss) and net income (loss) per share amounts for the three and nine months ended September 30, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock awards.

In December 2004, the FASB issued Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. We did not repatriate any foreign earnings under the provisions of the American Jobs Creation Act of 2004.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 will be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 13—SUBSEQUENT EVENTS

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

On October 27, 2005, the Compensation Committee of the Borland Board of Directors approved accelerating the vesting of all unvested stock options granted under our stock option plans granted on or prior to September 30, 2005 having an exercise price higher than the closing price of our common stock on November 4,

2005, which was $5.67 per share. Unvested stock options held by members of the Board of Directors were excluded from the vesting acceleration. The primary purpose of the accelerated vesting was to avoid recognizing future compensation expense associated with these options upon adoption of SFAS 123R. SFAS 123R requires that compensation expense associated with stock options be recognized in the statement of operations, rather than as a footnote disclosure to our consolidated financial statements. We estimate the aggregate future expense that will be eliminated as a result of the acceleration of the vesting of these options is approximately $13 million, with approximately $8 million eliminated for 2006. We will report approximately $13 million of additional pro forma stock compensation expense under SFAS 123 in the fourth quarter of 2005 due to the acceleration of all unvested stock options in that quarter.

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

On February 7, 2006, the Board of Directors approved the adoption of certain amendments to Borland’s 2003 Supplemental Stock Option Plan (“2003 Plan”). The amendments to the 2003 Plan (i) increase the number of shares available for grant by 560,000 shares and (ii) permit the Compensation Committee to have the power to amend or modify the 2003 Plan and any awards granted thereunder. We plan to amend the Registration Statement on Form S-8 for the 2003 Plan in connection with the share reserve increase. The description of the 2003 Plan is qualified in its entirety by reference to the 2003 Plan attached which was provided with the 8-K dated February 8, 2006. On March 14, 2006, the Board of Directors approved the adoption of an amendment to the 2003 Plan to increase the number of shares available for grant by an additional 1,100,000 shares.

On February 8, 2006, we issued a press release announcing our plan to seek a buyer for our integrated development environment, or IDE, products including Borland Developer Studio (Delphi, C++ Builder and C#Builder), JBuilder and Interbase product lines. We have retained Bear, Stearns & Co. Inc. to manage the process of seeking a buyer for our IDE assets. While the specific products that we divest will not be determined until we enter into an agreement with a selected buyer, we estimate that the disposition will encompass products comprising approximately 30% of our total revenues. We also intend to make operational changes as a result of this divestiture, whose impact has yet to be quantified.

On March 1, 2006, we entered into a sublease agreement with a lessee to occupy our vacant facility located in Raleigh, North Carolina. We originally exited this facility as part of our September 2004 restructuring activities. We had been actively seeking a sublessee since we exited the facility in 2004. The sublease agreement commenced on March 1, 2006 and expires on June 30, 2008. Sublease income will amount to approximately $0.4 million in 2006 and 2007, and approximately $0.2 million in 2008.

During the first quarter of 2006 we reached a settlement involving the stockholder class action lawsuit, Dieterich v. Harrer, et al., Case No. 024-N. Under the settlement we agreed to pay $475,000 and actual costs to administer the settlement fund up to a maximum of $25,000, in exchange for dismissal of the action and a full and general release of all claims relating to or concerning the factual and legal allegations in the complaint (with the sole exception of claims by former Starbase shareholders who contend they did not receive the full consideration to which they were entitled from the acquisition by Borland). The settlement is conditioned on certification of the plaintiff class, approval by the Delaware Chancery Court and satisfaction of all other legal requirements. There is no assurance that the conditions will be met or the Court will approve the settlement. In addition, an objecting shareholder could appeal the approval of the settlement. If the settlement does not become final, the parties could resume litigation or attempt to renegotiate the settlement.

On April 19, 2006, we completed the acquisition of Segue Software, Inc. pursuant to an Agreement and Plan of Merger, dated as of February 7, 2006. Segue is now a wholly-owned subsidiary of Borland. Segue is headquartered in Lexington, Massachusetts, and is a provider of global quality and testing solutions. Segue offers solutions that define, measure, manage and improve software quality throughout the entire application lifecycle. Under the terms of the Agreement and Plan of Merger, we paid $8.67 per share in cash for all outstanding shares of Segue. The transaction was valued at approximately $105 million and was funded with existing cash on hand. We will incur additional acquisition-related costs and we are currently in the process of determining the aggregated total of such costs. Results of operations for Segue will be included in our consolidated financial statements from the date of acquisition. For the year ended December 31, 2005, Segue reported net revenue of $36.4 million, up 10% from 2004, and software license revenue of $15.9 million, up 9% from 2004. Segue also reported net income in 2005 of $2.9 million, as compared to net income in 2004 of $1.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements made throughout this Quarterly Report on Form 10-Q/A that are not historical facts are forward-looking statements and, accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. These forward-looking statements may relate to, but are not limited to, revenues, composition of revenues, cash flows, earnings, margins, costs, expenses, strategy, research and development, customer service and relationships, demand for our products, market and technological trends in the software industry, licenses, developments in technology, product quality, competition, sales, cash resources, utilization of cash resources, personnel, acquisitions, interest rates, foreign currency exchange rates and various economic and business trends. Generally, you can identify forward-looking statements by the use of words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “goal,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue” and similar expressions or the negative or other variations thereof. These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described under “Factors That May Affect Our Future Operating Results And Adversely Affect The Market Price Of Our Stock” and elsewhere in this report, as well as in our other filings with the SEC or in materials incorporated by reference herein or therein. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements and have a material adverse effect on our business, results of operations and financial condition. New factors may emerge from time to time, and it may not be possible for us to predict new factors, nor can we assess the potential effect of any new factors on us.

These forward-looking statements are found at various places throughout this Form 10-Q/A, including the financial statement footnotes. We caution you not to place undue reliance on these forward-looking statements, which, unless otherwise indicated, speak only as of the date they were made. We do not undertake any obligation to update or release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q/A, except as required by law. In addition, except for section of this Form 10-Q/A entitled “Subsequent Events” in Note 13 to the Notes to Condensed Consolidated Financial Statements, as restated, this Form 10-Q/A does not reflect events occurring after the filing of our Quarterly Report of Form 10-Q filed on November 8, 2005 other than the restatement, and we undertake no obligation to update the forward-looking statements in this Quarterly Report on Form 10-Q/A.

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

The following is a summary of our key financial results for the three and nine months ended September 30, 2005:

•	Total revenues decreased 13% to $68 million from $78 million for the three months ended September 30, 2005 and decreased 9% to $206 million from $227 million for the nine months ended September 30, 2005.

•	Licenses and other revenues decreased 26% to $39 million from $53 million for the three months ended September 30, 2005 and decreased 23% to $121 million from $158 million for the nine months ended September 30, 2005.

•	Service revenues increased 16% to $29 million from $25 million for the three months ended September 30, 2005 and increased 23% to $85 million from $69 million for the nine months ended September 30, 2005.

•	Gross margins decreased to 79% from 86% for the three months ended September 30, 2005 and decreased to 79% from 86% for the nine months ended September 30, 2005.

•	Operating expenses decreased 9% to $59 million from $65 million for the three months ended September 30, 2005 and increased 2% to $189 million from $185 million for the nine months ended September 30, 2005.

•	We recognized a gain of $4.7 million on the sale of an investment in the nine months ended September 30, 2005.

•	Net loss was $5.3 million for the three months ended September 30, 2005 compared to $160,000 for the three months ended September 30, 2004 and net loss was $19.3 million for the nine months ended September 30, 2005 compared to net income of $3.4 million for the nine months ended September 30, 2004.

•	Cash, cash equivalents and short-term investments decreased $32 million to $189 million as of September 30, 2005, from $221 million as of December 31, 2004.

•	We repurchased 48,000 shares and 5,269,800 shares of our common stock for $308,000 and $35 million during the three and nine months ended September 30, 2005, respectively.

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

Results of Operations

The following table presents our Condensed Consolidated Statements of Operations data and the related percentage of total revenues for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ending September 30,				Nine Months Ending September 30,
	2005		2004		2005		2004
License and other revenues	$39,236	58%	$53,063	68%	$120,959	59%	$158,017	70%
Service revenues	28,614	42	24,585	32	84,779	41	69,016	30

Total revenues	67,850	100	77,648	100	205,738	100	227,033	100

Cost of license and other revenues	1,515	2	2,172	3	6,390	3	6,646	3
Cost of service revenues	10,125	15	6,255	8	29,084	14	18,058	8
Amortization of acquired intangibles	2,517	4	2,388	3	7,550	4	7,324	3

Cost of revenues	14,157	21	10,815	14	43,024	21	32,028	14

Gross profit	53,693	79	66,833	86	162,714	79	195,005	86

Selling, general and administrative expenses	43,170	64	42,502	55	126,432	62	125,296	55
Research and development expenses	14,277	21	17,304	22	42,975	21	51,290	22
Restructuring, amortization of other intangibles and acquisition-related expenses	1,646	2	5,283	7	19,371	9	8,236	4

Total operating expenses	59,093	87	65,089	84	188,778	92	184,822	81

Operating income (loss)	(5,400)	(8)	1,744	2	(26,064)	(13)	10,183	5
Gain on sale of investment	—	0	—	0	4,680	3	—	0
Interest and other income, net	1,317	2	764	1	3,824	2	787	0

Income (loss) before income taxes	(4,083)	(6)	2,508	3	(17,560)	(8)	10,970	5
Income tax provision	1,185	2	2,668	3	1,760	1	7,571	3

Net income (loss)	$(5,268)	(8)%	$(160)	(0)%	$(19,320)	(9)%	$3,399	2%

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

While revenue recognition for our software licenses may be affected by numerous aspects of an arrangement, for the majority of our customer contracts we recognize software license revenue upon shipment of product. Our policies are discussed extensively in the Revenue Recognition section above. As of September 30, 2005, we had on-hand sales orders that would have been recognized as period revenue, had those orders been shipped, totaling approximately $7 million of product licenses.

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

Cost of Revenues

The following table presents cost of revenues for the three and nine months ended September 30, 2005 and 2004 and the absolute dollar and percentage changes from the comparable prior year period (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004	Change		2005	2004	Change
			$	%			$	%
Cost of license and other revenues	$1,515	$2,172	$(657)	(30)%	$6,390	$6,646	$(256)	(4)%
As a percent of license and other revenues	4%	4%			5%	4%
Cost of service revenues	$10,125	$6,255	$3,870	62%	$29,084	$18,058	$11,026	61%
As a percent of service revenues	35%	25%			34%	26%
Amortization of acquired intangibles	$2,517	$2,388	$129	5%	$7,550	$7,324	$226	3%
As a percent of total revenues	4%	3%			4%	3%

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

Cost of Service Revenues

Cost of service revenues consists primarily of salaries and benefits, third party contractor costs and related expenses incurred in providing technical support, maintenance, upgrades, and consulting and education services. Service gross margins were 65% and 75% in the three months ended September 30, 2005 and 2004, respectively, and were 66% and 74% in the nine months ended September 30, 2005 and 2004, respectively. The decrease in gross margins was primarily attributable to an increase in consulting costs as a result of our increased consulting headcount. On an absolute dollar basis, cost of service revenues increased in the three and nine months ended September 30, 2005 due to the expansion of our consulting services team.

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

Research and Development Expenses

The following table presents our research and development expenses for the three and nine months ended September 30, 2005 and 2004 and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2005	2004	$	%	2005	2004	$	%
Research and development expenses	$14,277	$17,304	$(3,027)	(17)%	$42,975	$51,290	$(8,315)	(16)%
As a percent of total revenues	21%	22%			21%	22%

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

Restructuring, Amortization of Other Intangibles, and Acquisition-Related Expenses

The following table summarizes our restructuring, amortization of other intangibles and acquisition-related expenses for the three and nine months ended September 30, 2005 and 2004 and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004	Change		2005	2004	Change
			$	%			$	%
Restructuring	$725	$3,542	$(2,817)	(8)%	$16,645	$2,865	$13,780	481%
Amortization of other intangibles	692	1,163	(471)	(40)%	2,126	3,517	(1,391)	(40)%
Acquisition-related expenses	229	578	(349)	(60)%	600	1,854	(1,254)	(68)%

Total	$1,646	$5,283	$(3,637)	(6)%	$19,371	$8,236	$11,135	135%

As a percent of total revenues	2%	7%			9%	4%

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

Net cash provided by operating activities. Net cash provided by operating activities during the nine months ended September 30, 2005 was $9.2 million, comprised of net working capital sources of $20.0 million plus adjustments for depreciation and amortization expenses of $13.2 million, partially offset by a net loss of $19.3 million and an adjustment of $4.7 million for the gain from the sale of an equity investment in a privately held company. Working capital sources of cash included a decrease in accounts receivable and increases in short and long-term restructuring accruals and deferred revenues. The decrease in accounts receivable is due to strong collections in Europe and a decline in overall license revenues. Short and long-term restructuring accruals increased primarily due to our June and September 2005 restructuring activities. Deferred revenues increased due to an increase in support contracts bookings, whose revenues are generally recognized over a twelve month period. Working capital uses of cash included a decrease in accounts payable and accrued expenses due to the timing and magnitude of payments made to our vendors.

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

Although, we believe that our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months, at some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financings. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

Item 4. Controls and Procedures

CEO and CFO Certifications

Included as exhibits to this Quarterly Report on Form 10-Q/A are “Certifications” of the Chief Executive Officer and the Chief Financial Officer. The first form of certification is required in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). This section of the Quarterly Report contains the information concerning the controls evaluation referred to in Rule 13a-14(a) Certifications and this information should be read in conjunction with the Rule 13a-14(a) Certifications for a more complete understanding of the topics presented.

Evaluation of Our Disclosure Controls and Procedures

Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2005, as previously reported in our Quarterly Report on Form 10-Q for the period filed with the SEC on November 8, 2005. Subsequent to this determination, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2005.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and implemented by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”). Internal control over financial reporting includes those policies and procedures that:

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

Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In connection with management’s assessment of internal control over financial reporting as of December 31, 2005, management identified material weaknesses insofar as we did not maintain effective controls over third-party contractor invoices and contracts and we did not maintain an effective control environment based on the criteria established in the COSO framework with respect to senior management’s role in promoting compliance with policies and procedures and the prevention or detection of the override of our controls. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. See Item 9A, Controls and Procedures, in our Annual Report on Form 10-K filed with the SEC on May 2, 2006 for a discussion of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005.

Specifically, with respect to the quarter ended September 30, 2005, management determined that effective controls were not in place in our services organization to ensure that invoices from three third-party contractors were completely and accurately recorded. In addition, effective controls were not in place over the authorization of work performed by a third-party contractor. As a result of the control deficiency, an employee was able to override controls and have contractor invoices sent directly to the services organization and, further, failed to forward those invoices to the accounts payable department in a timely fashion. As a consequence, these invoices were not reflected in our financial statements for the three and nine month periods ended September 30, 2005, and our cost of service revenue was understated. This control deficiency resulted in the restatement of our interim consolidated financial statements for the quarter ended September 30, 2005 to increase cost of service revenues and related accruals by $446,000. Additionally, this control deficiency could result in a misstatement of third-party contractor costs, revenue and deferred revenue that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Material Weakness Remediation

We assign a high priority to the improvement of our internal control over financial reporting. We currently expect to implement new training courses for senior personnel throughout the company attended by our Chief Executive Officer. In addition, we intend to institute procedures that will require that third-party contractor hours be tracked in a separate system and reconciled with the time recorded on invoices received. We also intend to require new certifications of our senior personnel concerning invoicing, billing and customer commitments. We intend to finalize and implement these measures at the earliest practicable date.

Based on the procedures we performed in connection with the preparation of this Quarterly Report on Form 10-Q/A, management believes that the financial statements included in this Quarterly Report on Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows in accordance with GAAP for the periods presented.

Changes in Internal Control Over Financial Reporting

Other than the events giving rise to the material weaknesses, as described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended September 30, 2005 which our management concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6. Exhibits

(a) Exhibits

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Exhibit	Form	Date	Number
31.1	Certification of Tod Nielsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

31.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

32.1+	Certification of Tod Nielsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

32.2+	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

+	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Borland Software Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date of this Form 10 Q/A, regardless of any general incorporation language contained in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 2nd day of May 2006.

BORLAND SOFTWARE CORPORATION
(Registrant)

/s/ KENNETH R. HAHN
Kenneth R. Hahn
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Exhibit	Form	Date	Number
31.1	Certification of Tod Neilsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

31.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

32.1+	Certification of Tod Neilsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

32.2+	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

+	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Borland Software Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date of this Form 10 Q/A, regardless of any general incorporation language contained in such filing.