Form 10-K
period 2005-12-31
BORLAND SOFTWARE CORP
filed 2006-05-02
CIK 853273

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-10824

BORLAND SOFTWARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2895440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20450 Stevens Creek Boulevard, Suite 800, Cupertino, California 95014

(Address of principal executive offices, including zip code)

(408) 863-2800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.01 PER SHARE

RIGHTS TO PURCHASE SERIES D JUNIOR PARTICIPATING PREFERRED STOCK

(Title of classes)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on June 30, 2005 as reported for such date by the Nasdaq National Market was approximately $388,259,323. Common stock held by each executive officer and director of the registrant and by each person who owns 5% percent or more of the outstanding common stock have been excluded from this computation because such persons may be deemed affiliates of the registrant. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

The number of shares of the registrant’s common stock outstanding as of March 31, 2006 was 77,811,387.

BORLAND SOFTWARE CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2005

TABLE OF CON TENTS

A CAUTION ABOUT FORWARD-LOOKING STATEMENTS

The statements made throughout this Annual Report on Form 10-K that are not historical facts are forward-looking statements and, accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. These forward-looking statements may relate to, but are not limited to, revenues, composition of revenues, cash flows, earnings, margins, costs, expenses, strategy, research and development, customer service and relationships, demand for our products, market and technological trends in the software industry, licenses, developments in technology, product quality, competition, sales, cash resources, utilization of cash resources, personnel, expectations regarding previous and future acquisitions, expectations regarding announced divestitures, interest rates, foreign currency exchange rates and various economic and business trends. Generally, you can identify forward-looking statements by the use of words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “goal,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue” and similar expressions or the negative or other variations thereof. These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described under “Risk Factors” and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission (“SEC”) or in materials incorporated by reference therein. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements and have a material adverse effect on our business, results of operations and financial condition. New factors may emerge from time to time, and it may not be possible for us to predict new factors, nor can we assess the potential effect of any new factors on us.

These forward-looking statements are found at various places throughout this Form 10-K, including the financial statement footnotes. We caution you not to place undue reliance on these forward-looking statements, which, unless otherwise indicated, speak only as of the date they were made. We do not undertake any obligation to update or release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K, except as required by law.

GENERAL INFORMATION

Borland maintains a website on the Internet at http://www.borland.com. The information on, or that can be accessed through, our website is not part of this report.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers (including Borland) at its website http://www.sec.gov. Through our Internet website located at http://www.borland.com, we make our SEC filings on Forms 10-K, 10-Q and 8-K and any amendments to those filings available free of charge as soon as reasonably practicable after electronic filing with the SEC.

PART I

ITEM 1.	BUSINESS

Borland was originally incorporated in California in 1983 and reincorporated in Delaware in 1989. We maintain our executive offices at 20450 Stevens Creek Boulevard, Suite 800, Cupertino California 95014, and our main telephone number at that location is 408-863-2800. We also maintain a website on the Internet at http://www.borland.com.

Overview

Borland is a global leader in Software Delivery Optimization (“SDO”), which is the transformation of software development from separate tasks into a managed and efficient business process. To assist organizations with this transformation, we offer platform-independent Application Lifecycle Management (“ALM”) software designed to increase efficiency, visibility and control over all phases of the software delivery lifecycle—from deciding which software to create, to defining, developing and delivering that software. We also offer software process improvement services and educational services to customers across the world. We believe this combination of ALM technology, process expertise and skills training combine to help customers manage the growing complexity of software development and provide a foundation for delivering high-quality software, on-time, on-budget, with increased business value.

We have been evolving our business and strategy in recent years in response to the many changes occurring in the software industry and, specifically, our market segments. Over the past several quarters, we have made changes to our overall product portfolio, our worldwide services organization, our R&D investments, as well as our global sales and marketing models to reflect our SDO strategy. As part of this transformation, we have shifted our focus from selling individual stand-alone products to selling more multi-product, enterprise-class solutions that include process improvement services and training to enable customers to be more successful in their implementations.

Industry Background

Companies today rely on extensive computer systems and software to manage all aspects of their businesses and achieve competitive advantage. The ability to develop and deliver software efficiently and effectively, and achieve measurable business value from these efforts, is increasingly important in today’s fast-paced business environment. To assist in the development process, enterprises have traditionally used multiple, non-integrated development tools to automate and manage discrete aspects of the overall application development lifecycle— including requirements definition and management, design and architectural modeling, development and unit testing, application quality and performance testing, change management, governance and project/portfolio management, and deployment of software. However, software development is growing increasingly complex due to shifting standards and requirements, decentralized development teams (frequently associated with off-shoring and outsourcing) and increasing pressure to deliver business value at an accelerated pace. This challenge is especially acute within large organizations, where approximately 25 percent of the total information technology (“IT”) budget is devoted to new software development projects.

This complexity makes it difficult for enterprises to meet their software development objectives. The 2004 Chaos Report published by the Standish Group indicates that approximately 70% of software projects failed to deliver either the project at all or what was originally intended without going over budget, missing the deadline or compromising on quality. The cost to an enterprise can be substantial. The National Institutes of Standards and Technology reports that approximately $60 billion a year is spent correcting software errors in the United States alone.

As a result, we believe enterprises are beginning to demand products, services and processes that simplify the application development lifecycle, reduce the time-to-market of delivering applications, facilitate delivery across multiple platforms, maximize the return on their existing information technology investments and minimize disruption to the enterprise. Additionally, in today’s global business environment, we believe existing “point solutions” that help individuals with only a particular aspect of the application development lifecycle and that rely exclusively on one technology platform are proving inadequate for the complex needs of the corporate software organization and the business functions it serves. Accordingly, we believe enterprises are increasingly demanding a more comprehensive approach that addresses the skill set issues of their people, the pragmatic implementation of disciplined processes, governance and project/portfolio management, and integrated technology that enables and facilitates the adoption of those processes across the application lifecycle, independent of underlying technology infrastructure platforms.

In this environment, we believe enterprises desire application delivery solutions that:

•	accelerate application development and deployment by providing an integrated suite of technologies, consulting services and processes that address every phase of the application development process;

•	lower the cost of ownership and enhance the return on investment from existing technology infrastructure by integrating it with new software applications, including customer facing front ends;

•	mitigate the risks of failed software delivery by enabling a more collaborative, disciplined approach to application lifecycle management; and

•	are platform-neutral, facilitate interoperability and allow for maximum flexibility and freedom of choice across information technology systems that increasingly require the ability to function in heterogeneous environments.

Recent Developments

As part of our ongoing business evolution, in February 2006, we announced a plan to aggressively drive our ALM business and SDO strategy forward. As part of that plan, we entered into a merger agreement to acquire Segue Software, Inc., or Segue, a provider of global quality and testing solutions. Segue is an expert in delivering solutions to define, measure, manage and improve software quality throughout the entire application lifecycle. The acquisition of Segue was completed on April 19, 2006. Segue was a publicly traded company and their common stock was traded on the Nasdaq National Market under the symbol “SEGU.” We believe Segue’s software quality optimization solutions and industry expertise will complement and extend our ALM technologies, and will enable us to provide a more complete solution to our customers and partners. Segue’s comprehensive Silk product line will also play a central role in our new quality-based initiatives and solutions, which are designed to enable customers and partners to infuse quality throughout the application lifecycle and address the root cause of quality problems versus reacting to symptoms later in the process when they are more costly. For the year ended December 31, 2005, Segue reported net revenue of $36.4 million, up 10% from 2004, and software license revenue of $15.9 million, up 9% from 2004. Segue also reported net income in 2005 of $2.9 million, as compared to net income in 2004 of $1.7 million. Under the terms of the merger agreement, we paid $8.67 per share in cash for all outstanding shares of Segue. The transaction was valued at approximately $105 million and we funded the acquisition with existing cash on hand.

In addition, as part of our plan to focus on ALM and our overall SDO strategy, we announced plans to seek a buyer for our integrated developer environment, or IDE, products, which includes the Borland Developer Studio (Delphi, C++ Builder, and C# Builder), JBuilder and Interbase product lines. While organizations look to ALM solutions to improve team and organizational productivity, individual developers continue to demand more feature-rich tools to help improve their own productivity. We have spread our investments and business attention across both sets of products and markets, but we increasingly see the opportunities as distinct, requiring different business models, different operational models, different go-to-market structures and dedicated research and development teams. We can no longer give both the resources and focus that these two efforts require. We have therefore chosen to focus on our ALM business as our core business, and have initiated a process with our financial advisers to sell the IDE products. Revenue from the IDE products were approximately $84 million, or approximately 30%, of total revenue in the year ended December 31, 2005, a decline of approximately $49 million from 2004. Historically our business operations for all of our products have been integrated and managed as a collective whole, and thus precise expenses attributable to individual products are not determinable. The IDE products are generally mature products and require less support and maintenance and therefore carry significant product line margins. The go-to-market model for the IDE products however has generally required an extensive management, sales and office presence throughout the world, which has been expensive to maintain.

We are currently analyzing the impact of the acquisition of Segue and the potential IDE divestiture will have on our business and future financial performance. We expect in the short term to experience disruption and change and anticipate our financial performance could suffer in the next several quarters. We anticipate we will make organizational and other operational changes around the Segue acquisition and the potential IDE divestiture. These changes may include closure of certain international facilities to enable us to focus on regions with the highest enterprise IT revenue opportunity, layoffs of redundant workforce, and over all streamlining of sales, services and research and development operations. We are still in the planning stages and the exact nature and quantification of these changes has yet to be determined. Our overall goal of these changes is to create an improved revenue growth model in the long term. Additionally, in consideration of expenses associated with the integration of Segue and those associated with our announced plan to seek a buyer for our IDE products, as well as the resultant changes each will require in our organization, we expect to operate unprofitably for at least the first three quarters of 2006.

Strategy

At the end of 2004, we introduced our vision for Software Delivery Optimization. Our goal is to become the leading provider of platform-independent solutions that help enterprises create a more predictable, more efficient, and more effective software delivery process—a process that prioritizes projects by business value, provides management visibility of project status, integrates different functions of the development process and delivers high quality software that meets business requirements on time and within budget. We believe this can only be done through an integrated combination of technology, skills training and process improvement. Our strategy is to expand our capability in each of these key areas.

•	Technology: Our ALM solution set today includes capabilities for IT management and governance, requirements definition and management, modeling, development, and software configuration and change management. We recently completed our acquisition of Segue to add lifecycle quality, testing and performance management to our ALM product lines. We intend to continue to build and buy new technologies to advance and expand our existing technology set.

•	People: Relying on technology alone is not enough. The individuals involved in the development process must be trained on the process and the technology to ensure effective implementation. We intend to continue to develop our educational service offerings to support the key roles and processes within the software delivery lifecycle, and to build out multiple avenues of delivering these services to our customers, including through a network of partners and through Web-based delivery programs.

•	Process: We believe that an effective and repeatable process adhering to recognized standards such as CMM and CMMI is required for companies to get the most from their software development efforts. In January 2005, we acquired TeraQuest Metrics, a software process optimization consulting firm. We have built this practice over the past 12 months and intend to expand our capability in this area.

Our Solutions, Products and Services

Solutions

Over the past three years, we have built out our ALM portfolio to include products and services for project and portfolio management, demand management, requirements management, software configuration and change management and modeling, among other areas. In 2006, we intend to leverage these assets, our process optimization and educational service offerings, and the expertise and technology we acquired from Segue, to offer a series of packaged solutions that enable customers to improve the most critical process areas within software delivery IT management and governance, requirements definition and management, change management and lifecycle quality management.

•	IT Management and Governance — Enables organizations to gain visibility into whether they are using the right software, to determine if they are using the software in the right way, and to measure the results and manage the process.

•	Requirements Definition and Management — Enables organizations to define, manage and certify system or project requirements to reduce miscommunication and ensure that IT is aligned with business priorities.

•	Change Management — Enables organizations to manage and respond to changes within the software delivery lifecycle, ultimately helping IT teams to reduce complexity and be more agile and responsive to the business.

•	Lifecycle Quality Management — Enables organizations to ensure that high quality standards are infused and enforced throughout the entire software development process, not just tested at the end of the lifecycle when they are more expensive to fix. The Segue acquisition is intended to provide this solution.

We believe the ability to master these core processes is key to achieving Software Delivery Optimization. A complete Borland solution will include a tailored combination of team training and individual courseware, process improvement services and ALM technology, designed and implemented by a Borland Solution Architect to best fit a customer’s unique needs. This approach is designed to help IT organizations address the fundamental pain points that hinder successful software delivery and help them make software development a more manageable, predictable and efficient business process.

Products

We offer customers products across the development, management and deployment markets. Specifically, we offer products in the following categories:

IT Management and Governance.    Borland Tempo is a customizable system that includes capabilities for six key aspects of IT Management and Governance: demand management, portfolio management, project and program management, resource management, financial management and asset management. Borland Tempo is designed to provide all stakeholders within the software delivery lifecycle access to the right data, at the right time, to make the right decisions.

Requirements Management.    Borland CaliberRM is our web-based requirements management system that is designed to manage the evolution of software requirements as well as the relationship between requirements and documentation, tests, models and code. CaliberRM helps business analysts create more precise and actionable requirements. Once the requirements are captured in CaliberRM, the development, documentation, test creation and project management processes can begin in parallel. With CaliberRM, changes in requirements are identified early, enabling software teams to avoid working from out-of-date requirements and avoid costly and time-consuming rework. As a result, they can build the desired features to meet business needs.

Modeling.    Borland Together is our family of role-based modeling products that can drive greater efficiency and better quality across software development implementations. Together is designed to help to reduce technical complexity and bridge the gap between business and IT organizations by providing a common set of visual languages with support for business process modeling, data modeling, application modeling and visualization, as well as comprehensive audits and metrics for both models and code.

Testing and Performance Management.    Our Optimizeit family of performance management solutions is designed to improve the quality of the developed code by providing profiling and memory debugging to address performance bottlenecks, thread debugging to detect code deadlocks, and code coverage to locate untested code and identify dead code. We plan to augment our capability in this area through the acquisition of Segue.

Software Configuration and Change Management.    Borland StarTeam is a platform for coordinating and managing the entire software delivery process. StarTeam is designed to promote better team communication and collaboration through centralized control of project assets, even across distributed teams. StarTeam also includes integrated requirements management, change management, defect tracking, file versioning, threaded discussions, and project and task management.

Development.    We currently offer a number of IDE products for Java, .NET, Windows and Linux development. IDEs include Delphi, C++Builder and C#Builder, which are offered together as part of Borland Developer Studio, our multi-language developer environment for Microsoft Windows and .NET applications, as well as JBuilder, Borland’s cross-platform environment for building industrial-strength enterprise Java applications. In February 2006, we announced our plan to seek a buyer for our IDE products.

Deployment.    We provide application middleware for high-performance, low-latency, transaction-intensive applications. These include VisiBroker, our common object request broker architecture (“CORBA”) solution for distributed object computing and embedded devices, as well as Borland Enterprise Server/AppServer Edition, our J2EE 1.3 compliant application server.

Services

We are currently planning to combine our consulting services and sales organizations to better focus on customer engagements. With respect to our technical support services we are currently planning on combining this organization with our research and development organization to more closely align customer feedback on our products with our development efforts.

Borland Services streamlines the path to Software Delivery Optimization with Borland Accelerate, an integrated implementation framework, delivered by services professionals. We offer a comprehensive and integrated set of consulting, education and technical support solutions that are designed to support organizations that are transforming their software delivery processes. We offer these services on a worldwide basis. Specific services include:

Technical Support.    Our Technical Support services are designed to ensure high availability and reliability of mission-critical software delivery platforms. We have technical support teams in all major regions of the world. The support teams are equipped to address not only Borland solutions but also complementary technologies, including partner products and open source components. Multiple information channels, including support.borland.com, and a set of self-service tools enable customers to search for the information they need. We offer varying levels of support programs for our customers and partners. Depending on the level of support program selected, we provide online case tracking and knowledge bases, telephone support and access to new versions of our products.

Consulting Services.    We offer consulting services designed to meet the needs of Global 2000 organizations. Offerings include:

•	Process Consulting Services. Our process consulting services are designed to establish a process foundation for our customers’ software delivery platform. Process Optimization begins with formal appraisals and informal checklists to help enterprises evaluate current performance and set realistic goals. Borland Services builds on these assessments by working with management teams to define SDO strategies. We then combine workshops and consulting to define and operationalize the necessary changes into software processes. Throughout the engagement, Borland Services uses a customer-tailored approach for deliverables and actionable recommendations to establish processes designed to improve reliability, reduce defects, and improve productivity.

•	Technology Implementation Services. We offer integration services to streamline the assimilation of our solutions into an existing IT environment, thereby protecting existing investments. Borland Services works with enterprise teams to develop customized implementation plans, assess their ability to execute and, as necessary, fill gaps to provide additional leverage. Borland complements integration services with application and data migration services to successfully transition from an existing software development platform. We also offer packaged services like the QuickStart and Technical Account Management, designed to accelerate the rollout of the software delivery platform.

Education Services.    We offer a wide range of educational services such as computer-based, virtual instructor-led, e-seminar, onsite instructor-led, and open enrollment courses through our Borland University learning portal, a Web-based gateway that enables enterprises to tailor a customized training program. Curricula are role-based, and are designed to map to our customers’ use of our individual products and ALM suite. Product certification programs are also available.

Customers and Partners

Historically we have focused on end user developers, whether individually or as part of a group within an enterprise, as our target customers. The go-to-market model for such a customer market is focused on a network of distributors, resellers and system integrators. Our current target customers are IT organizations within Fortune 1000 and Global 2000 companies across a diverse set of industries trying to meet numerous and complex needs, often with globally distributed development teams. Our go-to-market model for Fortune 1000 and Global 2000 companies is based on direct selling and leveraging a network of system integrators.

We have been working to develop global alliance partnerships with independent software vendors (“ISVs”), global system integrators (“SIs”), regional SIs and local SIs to penetrate new accounts and to expand our technology solutions and extend our professional services implementation capacity. Our partners often use Borland technology within their own development organizations. In addition, partners may incorporate our technology within their own product solutions and/or sell it or recommend it, along with their own products and services. We also have several OEM partners who integrate, and in some cases also resell, our software around the world. Finally, we have a set of service delivery partners to extend our own professional services implementation capacity. We believe each type of partnership generates new sales opportunities, increases our deployment capacity and enhances our technology solutions.

Sales and Marketing

Our sales strategy combines a direct sales organization with an established indirect sales channel. Our direct and SI sales resources generally sell our ALM products and are allocated among the following opportunities:

•	management of major accounts by named sales representatives;

•	management of smaller accounts by sales personnel on the basis of geography; and

•	a specific focus on global system integrators, to reach more customers through a comprehensive solution selling approach.

Our indirect sales channels generally sell our IDE products and consist of the following:

•	a worldwide network of independent distributors, dealers, value-added resellers, or VARs, specialty catalogue vendors and ISVs; and

•	our e-commerce Internet site.

We permit our distributors to balance their inventories by periodically returning unsold Borland products in exchange for other Borland products. Accordingly, we maintain allowances for product returns to cover 100% of their reported inventory.

We conduct operations and sell a substantial portion of our products outside the United States. In support of those efforts, we currently maintain international offices in a number of foreign countries and territories including Australia, Canada, France, Germany, Japan, Singapore, and the United Kingdom. International sales accounted for 57%, 61% and 56% of our total revenues in 2005, 2004 and 2003, respectively. Specifically, revenues in Europe, Asia and Canada/Latin America accounted for 35%, 15% and 7%, respectively, of our total revenues in 2005, and within Europe, revenues in Germany accounted for 11% of our total revenues in 2005. No other country’s revenues amounted to 10% or more in 2005. Additionally, we market and sell our products in international territories, including those not covered by any of our foreign offices, through independent distributors and sales agents, VARs and ISVs. No customer accounted for over 10% of total revenues in 2005, 2004, or 2003. While revenue recognition for our software licenses may be affected by numerous aspects of an arrangement, for the majority of our customer contracts we recognize software license revenue upon shipment of product. Our policies are discussed extensively in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates. As of December 31, 2005, we had on-hand sales orders that would have been recognized as period revenue, had those orders been shipped, totaling approximately $10 million of product licenses.

Our marketing and lead-generation activities are designed to support the above sales strategy, to drive awareness and create and foster sales leads for the previously-mentioned solutions, products and services, as well as to increase visibility of the Borland brand and our vision for Software Delivery Optimization.

Research and Development

We believe that innovation, timeliness of product releases and high product quality are essential to maintain a competitive position. Consequently, we dedicate considerable resources to development efforts to enhance existing products and to develop new products. The product development group is responsible for the design, development and release of product enhancements, upgrades and new products.

Current research and development efforts are directed at enhancing our current technology and products, especially ALM products. We devote a significant percentage of our operating expenses to research and development efforts. Research and development expenses in 2005, 2004 and 2003 were $58.0 million, $68.1 million and $73.5 million, respectively, representing 21%, 22% and 25% of our net total revenues in those years. Rapid technological advances in software development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions and enhancements characterize the software markets in which we compete. We believe that a significant level of research and development is required to remain competitive and we expect to continue to commit substantial resources to product development and engineering in future periods. In addition, our product development depends, in part, on licenses received from third parties for technology that is incorporated into our products.

Competition

Our markets are intensely competitive. In the market for comprehensive software development solutions, we face competition from some of the largest software providers in the world. For example, IBM, Microsoft, Sun Microsystems, BEA Systems, Mercury Interactive, Compuware, Serena, Computer Associates, BMC and others today provide or have stated they intend to provide more comprehensive enterprise software development and integration solutions. We attempt to differentiate our products and solutions from those of our competitors based on cross-platform interoperability, integration with process optimization and skills/educational services, total cost of ownership, product quality, performance, and reliability. In the market for our individual product offerings, we face competition from the same companies above, as well as Telelogic, Iona, open source initiatives, and several smaller companies. We compete in these markets on cross-platform interoperability, ability to integrate with other products, price, product quality, product functionality, brand, distribution and reputation.

Manufacturing

Our product development groups produce a set of master CD-ROMs or diskettes and documentation for each of our products, which are then sent to manufacturing. All of our manufacturing and order fulfillment is performed by outside contractors under the supervision of our logistics organization. This process includes replication of CD-ROMs or diskettes, printing and production of documentation and packaging materials and assembly of final product packages for shipment to customers. Our products are sold in CD-ROM or diskette format with user documentation or delivered directly to our customers via electronic download. We believe that there are adequate supplies and sources for the raw materials used in our products and that there are multiple sources available for CD-ROM or diskette replication, printing and production of packaging materials and printing of documentation.

Intellectual Property

Our success depends upon our intellectual property. We rely on a combination of patents, copyrights, trademarks, trade secret laws and non-disclosure and other contractual agreements to protect our intellectual property. We currently have over 125 patents issued in the United States that expire between 2012 and 2022.

Employees

As of March 31, 2006, we employed 1,269 employees, of whom 845 were engaged in selling, general and administrative functions and 424 were engaged in research and development. We have also employed temporary contract employees both in foreign countries and within the United States. To our knowledge, none of our U.S. employees is subject to a collective bargaining agreement or represented by a labor union, and we have experienced no work stoppages. Employees of some of our foreign subsidiaries are represented by workers’ councils or other similar organizations as required or permitted by local law. We believe that relations with our employees are generally good.

Executive Officers

Our executive officers are appointed annually by our Board of Directors, or the Board, and serve at the discretion of the Board. Set forth below is certain information regarding our current executive officers as of March 31, 2006:

Name	Position	Age
Tod Nielsen	President, Chief Executive Officer and Director	40

Kenneth R. Hahn	Senior Vice President and Chief Financial Officer	39

Timothy J. Stevens	Senior Vice President, General Counsel and Secretary	39

Matthew A. Thompson	Senior Vice President, Worldwide Sales	47

Tod Nielsen.    Mr. Nielsen has served as President and Chief Executive Officer of Borland since joining the company in November 2005 and also holds a seat on Borland’s Board of Directors. Prior to joining Borland, Mr. Nielsen served as Senior Vice President, Marketing and Global Sales Support for Oracle Corporation from June 2005 to November 2005, responsible for the marketing of the Oracle Database and Oracle Fusion Middleware product lines. Prior to Oracle, Mr. Nielsen was employed by BEA Systems from August 2001 to August 2004. While at BEA Systems, he served in various positions including Chief Marketing Officer and Executive Vice President, Engineering. Mr. Nielsen joined BEA after the acquisition of his private company, Crossgain Inc., where he served as its Chief Executive Officer from June 2000 to August 2001. Mr. Nielsen also spent twelve years with Microsoft Corporation, in various roles, including General Manager Database and Developer Tools, Vice President Developer Tools, and at the time of his departure, Vice President Platform Group. Mr. Nielsen holds a degree in Business Administration from Central Washington University.

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

Timothy J. Stevens.    Mr. Stevens joined Borland in October 2003 as Senior Vice President, General Counsel and Secretary. From June 1997 to March 2003, Mr. Stevens worked at Inktomi Corporation, a network infrastructure software provider, in a variety of legal and business roles, including General Counsel, General Manager and Senior Vice President of Business Development. From September 1991 to June 1997, Mr. Stevens was a corporate attorney at Wilson Sonsini Goodrich & Rosati, P.C. Mr. Stevens serves as the Chairman of the Board of Directors of privately-held Fios, Inc., a leading provider of electronic discovery and discovery management services. Mr. Stevens holds a law degree, graduating order of the coif, from the University of California, Davis School of Law. He received a Bachelor of Science degree in Finance and Management, summa cum laude, from the University of Oregon.

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

ITEM 1A.	RISK FACTORS

We are in the midst of focusing the company on the development and distribution of enterprise software development solutions and divesting our individual software development tools. If we are unable to successfully complete this change quickly and smoothly, our operating results could be harmed.

We are undergoing a change from a company that develops and delivers various product lines targeted to multiple individual markets to one that focuses primarily on the development and distribution of enterprise software development solutions. In support of this transformation, we acquired Segue Software, Inc. (“Segue”) in April 2006 and, in February 2006, we announced our intention to seek a buyer for our IDE products. This change involves many aspects (each of which involves substantial risks), including:

•	Changes in go-to-market strategy. To achieve revenue growth, we must enhance our enterprise selling capability, increase sales force productivity and generally complete more large revenue, multi-product sales of our ALM solution set. We will also need to further define our roadmaps, integrate the Segue software quality optimization products and other acquired products into our ALM solution set, and generally continue to evolve our ALM offerings to our SDO vision. To do so, we must coordinate the efforts of our marketing, sales, services and research and development organizations to focus on the needs of large enterprises. These tasks are complicated, involve many people and processes, and require consistency and persistence in the market place to be effective. In addition, this “enterprise” go-to-market strategy involves different skills, partners and competencies than the “channel” go-to-market strategy historically used for the IDE products. If we fail to coordinate our efforts and deliver broader value to our customers, we will not satisfy the demands of the large enterprise customers that we are targeting and our revenues will suffer.

•	Changes in our sales organization and sales leadership. The transition to our new business model requires that we focus our sales effort on enterprise customers. To drive these changes, we have made and will continue to make changes throughout our global sales force, particularly in Europe and Japan where productivity has been below expectations. These efforts may prove unsuccessful in increasing our sales to enterprise customers.

•	Changes in our sales cycles. Sales to large enterprises often involve long and unpredictable sales cycles. As we rely more on selling enterprise solutions, we will also become more dependent on large revenue, multi-product transactions to meet our revenue expectations. Given our relative inexperience in serving enterprise customers and our increased dependency on larger revenue deals with longer sales cycles, we may be unable to accurately forecast revenues derived from these customers. If we fail to accurately forecast revenues, we may not achieve the financial performance that we anticipate, which could harm our business.

•	Changes in our marketing strategy. As part of our transition, we have been and are continuing to redefine our marketing strategy. Our focus is on increasing lead generation and developing appropriate enterprise-level messaging, all in an effort to provide the necessary tools to our sales organization to sell to the enterprise customer. As an organization, we are relatively new at this. If we are unable to develop effective marketing programs and increase our pipeline of sales opportunities, or if our sales organization in turn is unable to effectively convert leads into customers, our revenues will suffer.

•	Changes in the make-up of our management team. Several members of our management team and senior personnel in a wide range of managerial roles recently joined Borland, including our new President and CEO who joined Borland in November 2005. As a result, our management team has a relatively short history working together, and there is risk that they will be able to manage the company effectively, especially in the face of the dramatic change related to a major acquisition and divestiture of products. In addition, we are currently searching for a new head of worldwide research and development. Failure to find a suitable candidate in a timely fashion could delay or hamper our efforts to streamline and enhance our research and development activities. During this transition in leadership and our business, our customers may decide to defer purchasing or decide not to purchase at all, we may experience employee distraction, or we may see increased competitive pressure as our competitors attempt to use this period of change to their advantage. If we are unable to effectively manage through this transition quickly and effectively, our revenues could be harmed.

•	Changes in our corporate structure. The acquisition of Segue and the potential divestiture of the IDE products represent two very different transactions. The Segue transaction relates to building on our enterprise software development solutions. The IDE products divestiture represents the disposition of individual products delivered to the market largely though a global channel network. Both transactions are complex, and carry risks related to both our potential failure to complete them, and our failure to realize the benefits we expect from their completion. In addition, executing on both transactions will require a concurrent effort to align our organization, change our business processes, update our financial and IT systems, and generally evolve our day-to-day operations. Failure to successfully transition our people and processes and systems could harm our business.

•	Changes in our services organization. We are current planning on make significant changes to our services organization. We expect to combine our consulting services and sales organizations to better focus on customer engagements. We also expect to combine our technical support organization with our research and development organization to more closely align customer feedback on our products with our development efforts. Such changes will require careful planning and coordination to ensure we maintain customer satisfaction. In addition, such changes may result in loss of key services personnel. In the event customer satisfaction is harmed or we lose key personnel, our business could be harmed.

There are several other types of risks inherent in our transformation, generally described in the following paragraphs and throughout this document. While we believe that changing the organization to focus on the development and delivery of comprehensive solutions to enterprise customers is critical to growing our business, we may be unable to complete this process smoothly and quickly. If we are unable to manage this change smoothly and quickly, our business, results of operations, financial condition and prospects will be harmed. Additionally, in consideration of expenses associated with the integration of Segue and those associated with our announced plan to seek a buyer for our IDE products, as well as the resultant changes each will require in our organization, we expect to operate unprofitably for at least the first three quarters of 2006.

We may be unable to integrate our operations successfully and realize all of the anticipated benefits of the merger with Segue.

The acquisition of Segue is a significant transaction for us. The acquisition price was approximately $105 million in cash, which represented more than half of our cash balances at December 31, 2005. We have made several assumptions regarding cost and revenue synergies for the combined company, many of which are dependent upon how successful we are in integrating operations of the two companies. Segue has its headquarters in Lexington, Massachusetts, and has significant development and technical support centers in Linz, Austria and Belfast, Ireland. We do not have a significant presence in any of these locations. The acquisition involves the integration of two companies that previously have operated independently, which is a complex, costly and time-consuming process. The difficulties of combining the companies’ operations include, among other things:

•	the necessity of coordinating geographically disparate organizations, systems and facilities;

•	integrating personnel with diverse business backgrounds;

•	consolidating corporate and administrative functions;

•	consolidating research and development operations;

•	coordinating sales and marketing functions;

•	persuading employees that the Borland and Segue business cultures are compatible, maintaining morale and retaining key employees, in particular those in sales and software engineering positions;

•	preserving the research and development, collaboration, distribution, marketing, promotion and other important relationships of Borland and Segue, while coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced costs;

•	demonstrating to customers that the acquisition will not result in adverse changes in customer service standards or business focus;

•	training our respective sales forces with regard to each other’s technologies and how to effectively sell them;

•	coordinating and combining international operations, relationships and facilities, which may be subject to additional risks, costs and constraints imposed by local laws and regulations;

•	managing integration issues of our acquired businesses shortly after, simultaneously with, or pending the completion of other acquisitions or divestitures;

•	maintaining productivity and support while consolidating the corporate information technology infrastructure; and

•	combining product offerings and preventing customers from deferring purchasing decisions or switching to other suppliers due to uncertainty about the direction of our product offerings and our willingness to support and service existing products.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the combined company’s business and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisition and the integration of the two companies’ operations could harm the business, results of operations, financial condition or prospects of the combined company after the merger.

Among the factors considered by our Board of Directors in connection with its approval of the merger agreement were the opportunities for cost savings from operating efficiencies that could result from the acquisition. We can not be certain that these savings will be realized within the time periods contemplated or that they will be realized at all. We also can not be certain that the integration of Borland and Segue will result in the realization of the full benefits anticipated by us to result from the acquisition.

The potential divestiture of our IDE products is important for the future growth and profitability of our business, and our failure to efficiently divest these products or divest them at all could harm our business.

The potential divestiture of our IDE products is a significant transaction for us. The IDE products are generally mature products and require less support and maintenance and therefore carry significant product line margins. The go-to-market model for the IDE products however has generally required an extensive management, sales and office presence throughout the world, which has been expensive to maintain. The market for our IDE products, particularly JBuilder, has become increasingly commoditized. This is due in part to the overall increase in the utilization of open source software technologies, including the growing popularity of Eclipse—an open source initiative that provides, among other things, development tools, frameworks, and foundational IDE technology at little or no charge. Revenue from our IDE products has thus declined significantly as a group in recent years. If we are unable to efficiently divest the IDE products or unable to find a buyer at all, we will continue to be subject to these market trends and organizational dynamics, which would make it difficult to grow our business overall.

The IDE products are an integrated part of our overall worldwide operations. The process for divesting the product lines will involve many complicated tasks, including identifying and dedicating personnel to the IDE products, shifting work responsibilities among existing personnel, identifying and separating customer and partner relationships, identifying and separating assets, and identifying and separating intellectual property. In addition, we anticipate the divestiture will require us to provide a series of transition services to the buyer for a period of time, including access to facilities, network connectivity, communications, development systems, IT systems and financial reporting. Any divestiture will thus be difficult, complex and costly to implement, and a failure to implement such divestiture smoothly and efficiently could materially adversely affect our business, results of operations and financial condition.

The potential divestiture could have a disruptive effect on our current business. Customers may decide to delay purchases pending the outcome of the divestiture, and competitors may target our installed base of customers to switch to their products. Either of these factors could cause revenues to decline in the short term. The potential divestiture may cause us to incur material expenses. We may also incur indemnification obligations for liabilities, losses or expenses arising in connection with the sale of the IDE products. There is no assurance that upon completion of the IDE divestiture we will be able to achieve greater profitability, strengthen our core operations or compete more effectively in existing or new markets. Entering into such a divestiture transaction may entail risks and uncertainties in addition to those which may result from the divestiture related changes to our business, including but not limited to extraordinary transaction costs, unknown indemnification liabilities and unforeseen administrative complications, any of which could result in reduced revenues, increased charges or post-transaction administrative costs or could otherwise have a material adverse effect on our business, results of operations and financial condition.

Furthermore, our failure to complete the divestiture, failure to divest our IDE products on advantageous terms or our inability to successfully implement and execute such divestiture could jeopardize our future growth and profitability. We would be forced to determine whether to attempt to divest the IDE products again, continue to operate the IDE products or explore another strategic alternative. If we try to divest the IDE products at a later time, we would need to expend significant time and resources that would otherwise be used to operate our business and we would likely have to divest the IDE products on terms that could be less favorable to us than the terms we currently anticipate being able to obtain.

Our plans for the restructuring of our company are complex, and our failure to complete the restructuring effectively could adversely effect our business.

We are attempting to integrate our acquisition of Segue and to complete the divestiture of our IDE products at substantially the same time. Both transactions are complex, and carry risks related both to our potential failure to complete them, and our potential failure to realize the benefits we expect following completion. In addition, pursuing such transactions at substantially the same time may entail risks and uncertainties in addition to those which may result from either the acquisition or the divestiture alone, including but not limited to extraordinary transaction costs, unknown indemnification liabilities and unforeseen administrative and operational complications, any of which could result in reduced revenues, increased charges or post-transaction administrative costs or could otherwise have a material adverse effect on our business, results of operations and financial condition.

Furthermore, the process of purchasing a business and selling assets could cause an interruption of, or loss of momentum in, the activities of the company’s business and the distraction of employees or the loss of key personnel. The activities involved are complicated and detailed, and they will put strain on the organization. The diversion of management’s attention and any delays or difficulties encountered in connection with completing the merger, the integration of operations, and the divestiture of our IDE products at substantially the same time could harm our overall business, results of operations, financial condition or prospects to an even greater extent than either the acquisition or the divestiture alone. There is no guarantee that these transactions will have the anticipated results, or that these transactions will present the advantages that we anticipate towards our goal of becoming a company focused on development and distribution of enterprise software development solutions.

We will need to realign our research and development organization in connection with the acquisition of Segue and the IDE products divestiture.

We will have a substantial number of new research and development personnel join us through the Segue acquisition, and we will have a substantial number of existing research and development personnel exit the company through the IDE divestiture. In addition, we may need to consolidate or close certain research and development locations. These personnel additions and subtractions will occur in different geographical locations around the world and will require a coordinated management and training effort. The changes will also affect the mix of personnel and skills in various engineering locations, which will require an evolution and rationalization of the research and development approach. There are numerous risks inherent in this process including the potential loss of technical talent, the possibility of disruption or distractions in developing products, delays in shipping products, and the potential for product quality to suffer. We are currently searching for a new head of worldwide research and development. Failure to find a suitable candidate in a timely fashion could delay or hamper our efforts to streamline and enhance our research and development approach.

We are relatively new to marketing and selling comprehensive solutions for the application development lifecycle, and we may not be able to successfully compete in this broader market.

The application development lifecycle market is evolving, and customers are increasingly demanding software that integrates and addresses each stage of the application development lifecycle. Historically, we have focused on selling point products for particular segments of the application development lifecycle, most notably IDE development tools. We have done this utilizing a combination of an indirect sales channel that sells individual point products and a direct sales force that manages larger accounts on the basis of geography. Over the past several quarters, we have focused our sales efforts on selling enterprise solutions to large customers, as our future growth will depend in large measure on our ability to sell comprehensive ALM solutions to these larger enterprises. Selling enterprise solutions to large customers represents a fundamentally different go-to-market approach than selling through “the channel.” To that end, we have substantially changed our business model, hired and allocated many new sales personnel dedicated exclusively to named enterprise accounts and built plans around augmenting our selling efforts with and through large technology and market-

facing partners. However, we may be unable to transition effectively to selling these solutions to large enterprises. To compete successfully in the enterprise account market, we believe we will need to:

•	develop stronger relationships with systems integrators and other strategic partners with access to enterprise accounts;

•	develop stronger relationships with executive-level information technology professionals and other executives responsible for making enterprise-wide purchasing decisions;

•	develop and reinforce messaging focused on executive-level information technology professionals;

•	leverage our professional services organization to expand product opportunities within an enterprise customer; and

•	compete with several very large and well-established companies with more experience in these markets.

We do not have extensive experience in these areas. If we are unable to do any of the foregoing, our revenues could suffer.

Our increasing focus on enterprise customers may lengthen our sales cycles, which may delay sales beyond forecasted quarters and increase fluctuations in our financial results.

As we seek to license our software directly to large enterprises, we have experienced sales cycles that are substantially more lengthy and uncertain than those associated with our traditional business of licensing software through indirect and retail channels and more modest direct sales. As we focus on large transactions that involve multiple elements, enterprise customers generally require us to expend substantial time, effort and money in establishing a relationship and in educating them about our solutions. Also, sales to enterprise customers generally require an extensive sales effort throughout many levels within the customer’s organization and often require final approval by several layers of executives, including the customer’s chief information officer, chief financial officer and/or other senior executive employee. These factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made in any particular quarter, or at all. We have experienced and expect to continue to experience delays and uncertainties in our sales cycles as well as increased up-front expenses in connection with our enterprise sales efforts. The timing of the execution of enterprise volume licenses could cause our results of operations to vary significantly from quarter to quarter, especially when we anticipate that certain transactions will close in a particular quarter. Further, industry buying patterns suggest that larger transactions are frequently deferred until later in the quarter, creating increased difficulty in quarterly forecasting. Finally, if a sale is never completed despite months or even years of selling efforts, we will have expended substantial time, money and resources during the pre-sales effort without generating any revenue to offset these expenses.

Our success is dependent upon our ability to enhance the quality and scalability of our various products, improve the integration and overall functionality of these products as part of our ALM software development solutions, and evolve our ALM solution toward our vision of SDO.

We produce and sell a broad portfolio of products to manage the software development process. The market for these products is characterized by continuous technological advancement, evolving industry standards and changing customer requirements. A significant portion of our research and development focus is on integrating many of our existing point products and recently acquired products into a cohesive ALM software development solution. Managing our development activities through our enterprise transformation is complex and involves a number of risks, especially with respect to maintaining competitiveness across our individual products while at the same time bolstering the integration and functionality of our products as part of our ALM solution. We cannot be certain that we will be successful in designing and marketing new products, integrating acquired products, providing the necessary product enhancements or features to address increasingly sophisticated and varied needs of our customers or in enhancing the integration and functionality of our ALM platform.

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

If we are unable to maintain revenue levels for our Deployment Products, our financial results may be harmed.

We currently have a significant amount of our revenue attributable to our deployment products. These products are mature products and we primarily rely on new sales to existing customers, compliance purchases through customer audits and sales through existing ISV and OEM partners to generate revenue. We have from time to time experienced unexpected weakness and fluctuations in revenue from these products and believe they may be subject to commoditization. Our deployment products are generally based on older standards and technologies, which increasingly are used only in more select industries, networks and applications. We devote little marketing to these products and primarily rely on the effectiveness of the sales force and compliance teams to work with customers and partners to generate sales. There have been many changes in the sales force over the past several quarters, and we anticipate changes will continue to take place over the coming quarters, especially in Europe where we have historically generated a significant amount of revenue from our deployment products. These changes and the activities associated with the acquisition of Segue and the potential divestiture of the IDE products puts pressure on our ability to focus and execute. If we are unable to maintain effective sales programs for our deployment products, or if customers begin to migrate away from our deployment products, our business and results of operation will suffer.

We are new at delivering large services projects and failure to manage these engagements could harm our margins and adversely affect our results of operations.

We have recently begun entering into large, complex professional services agreements. We have little prior experience in services engagements of this scale. Our inability to structure and manage services agreements may result in unanticipated changes to the timing of our services revenue. In addition, if we bundle services together with our license agreements, this may also affect the timing of recognizing our license revenue. We will need to implement new systems or upgrade current systems to manage these large, complex services agreements. If our systems fail or if our services agreements lead to unanticipated changes to the timing of revenue recognition, then our results of operations and sufficiency of our internal controls could be harmed.

Our inability to forecast our revenue pipeline or convert revenue pipeline into contracts could adversely affect our revenues.

We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all potential transactions, including the estimated closing date and potential dollar amount of each transaction. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period. For example, we have had difficulties in forecasting our ALM pipeline in Europe and Japan. When customers delay purchasing decisions, reduce in amount the purchase or cancel the purchase altogether, it will reduce the rate of conversion of the pipeline into contracts and our revenues will be harmed. In addition, because a substantial portion of our software license contracts close in the latter part of a quarter, we may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline into contracts in a timely manner. Our inability to respond to a variation in the pipeline or in the conversion of the pipeline into contracts in a timely manner, or at all, could cause us to plan or budget inaccurately and thereby could adversely affect our results of operations.

Because competition for qualified technical and management personnel is intense, we may not be able to recruit or retain qualified personnel, which could harm our business.

We believe our ability to successfully grow and manage our business and to develop new products depends, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled software engineers, sales personnel and management personnel. Competition for qualified technical and management personnel is intense and in particular, the job market in the Silicon Valley is beginning to recover, offering alternate opportunities to employees. In addition, in the past some of our competitors have also utilized their greater resources to provide substantial signing bonuses and other inducements to lure key personnel away from us. We employ a variety of measures to retain our key people, including the grant of stock options, restricted stock and use of promotions and bonuses. However, due to our financial performance in 2005, no bonus payments were made under our incentive compensation plan in the first half of 2005, which has adversely affected employee morale and which may lead to employee turnover. We have made efforts to utilize equity-based compensation as part of an overall retention program to retain certain key employees; however, we are not certain that our efforts will succeed, and our failure to attract and retain key personnel could significantly harm our business. If we are unable to recruit and retain quality personnel, our ability to provide competitive products could be harmed. As a result, we may lose customers or may not achieve anticipated sales during a particular period. In addition, the loss of technical talent may result in our being unable to ship new products or product upgrades at the times that we originally planned. If we experience delays in the shipment of new products or product upgrades, we may be unable to achieve anticipated sales during a particular period.

We have historically used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees’ interest with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. The decline of our stock price over the last year has made stock options a less attractive portion of our employee compensation program. Hence, we may find it increasingly difficult to attract, retain and motivate employees.

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

We believe that our revenues have the potential to vary significantly from time to time. These variations could cause our stock price to fluctuate significantly. We believe that these variations may result from many factors, including, but not limited to:

•	issues resulting from the Segue acquisition and from divesting our IDE products;

•	our limited experience in selling large revenue, multiple-product enterprise solutions;

•	the size and timing of significant orders and their fulfillment;

•	commoditization in our deployment products, or shifting buying patterns of customers of those products;

•	product defects that may be discovered from time to time and other product quality problems;

•	our limited sophistication in consistently forecasting revenues across our geographic regions in light of our transition to an enterprise software company;

•	the relative mix of demand for our various products and services, especially in light of our increased focus on our services organization;

•	timing, and any delay in the introduction, of upgrades or localizations to existing products or releases of new products; and

•	changes in pricing policies by us or our competitors.

Our revenues may also be affected in the short term as a result of not meeting analyst expectations in recent quarters as customers may defer or delay purchasing decisions. As a result of the foregoing, revenues may be difficult to predict, and any shortfall in revenues for a quarterly period may not be known until late in the quarter. Additionally, our costs, while based on projected revenues, are relatively fixed in the short term. Therefore, if our revenue levels fall below projections, anticipated profitability will suffer. Additionally, the significant demands placed on our organization due to the Segue acquisition and announced divestiture could adversely affect our ability to accurately forecast costs to our previous tolerances. As a result, we believe that quarterly revenues and operating results will continue to be difficult to forecast, and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of trends or our future performance.

Failure to successfully deliver on large transactions may impair our ability to maintain existing and establish new relationships with enterprise-level customers.

Our reputation, growth and ability to expand our base of enterprise-level customers, depends on the execution of large-scale transactions. Because we are new to providing products and services to enterprise-level customers, our success will depend on our ability to deploy our products across an enterprise and to deliver products that perform as promised. To be successful in the enterprise market, we must be able to provide high quality products that can scale across the enterprise. In addition, our success will depend on our ability to properly scale our services organization in order to provide the necessary consulting, education and technical support services needed to successfully deploy our products. If we are unable to provide acceptable products, or our products are unable to scale effectively with enterprise-level customers, or if we fail to provide adequate professional services to the enterprise customer, we will not be able to execute on our large-scale implementations. Should this happen, we may lose existing customers and our reputation would be harmed, each of which would cause our revenues to decline.

If we fail to establish strategic relationships with systems integrators or if we are unable to offer adequate services to support existing relationships with systems integrators, our ability to sell comprehensive solutions to enterprise customers will be harmed.

We believe that growth in our license revenues will depend on our ability to provide our customers with professional services that support the utilization of our products. This will require establishing stronger relationships with the large systems integrators that have experience implementing enterprise solutions across large organizations. We believe these systems integrators are important to our sales, marketing and support activities with enterprise customers given their access to large enterprises. If successful, we believe that these relationships will expand the distribution of our products. In addition, to succeed in establishing successful relationships with systems integrators, we need to provide services that complement their core service offerings. These professional services include maintenance, architectural consulting, training, education, technical support and project management. We are presently expanding the breadth and depth of our worldwide services organization. If we fail to properly hire and scale our worldwide services organization, and hire talent with the correct skill sets, we may not be able to provide the services that complement the core offerings of these systems integrators. If we are unsuccessful in establishing good relations with large systems integrators, our ability to sell our solutions to large enterprises will be greatly diminished, and as a consequence, our revenues will be harmed.

We may not be able to successfully compete against current and potential competitors.

Our markets are intensely competitive. In the market for comprehensive software development solutions, we face competition from some of the largest software providers in the world. For example, IBM, Microsoft, Sun Microsystems, BEA Systems, Mercury Interactive, Computer Associates, BMC and others today provide or have stated they intend to provide more comprehensive enterprise software development and integration solutions. Presently, some of these competitors partner with us to enhance the depth of comprehensive solutions and enhance their reach to our established developer customer base; however, if strategies change and a larger market overlap results, some of these current partners could become more competitive. Many of these competitors have substantially greater financial, management, marketing and technical resources than we have. In addition, many of our competitors have well established relationships with our current and potential customers, extensive knowledge of the market, substantial experience in selling enterprise solutions, strong professional services and technical support offerings and extensive product development, sales and marketing resources. As a result of their greater resources and established relationships, these competitors may be more successful than we are at developing and marketing products and solutions in our markets.

In addition, the markets for our individual products are characterized by rapid change, new and emerging technologies, and aggressive competition. Some of our competitors include IBM, Telelogic, Mercury Interactive, Compuware, Serena, BEA Systems, Microsoft and Sun Microsystems. We attempt to differentiate our products from those of our competitors based on interoperability, total cost of ownership, product quality, performance, level of integration and reliability. In the future, we may be unable to successfully differentiate our products from those of our competitors, or we may be unable to compete with the substantially greater resources that many of our competitors have. If so, our business will suffer.

Bundling arrangements or product give-aways by our competitors, including available, cost-free development technologies, may diminish demand for our products or pressure us to reduce our prices.

Some of our competitors, particularly those that are primarily hardware vendors or platform providers, generate a substantially greater proportion of their sales in markets in which we do not directly compete. We believe a number of these competitors view sales of software application lifecycle technologies as important to enhancing the functionality of, and the demand for, their core products. As a result, these companies often bundle software products that compete with our offerings, with products such as application servers, work stations, personal computers, operating systems databases and information technology services. When competitors do so, the effective price for their software products that compete with our software development platform/solutions are often heavily discounted or offered at no charge. This has required us to reduce the price of our products and related services in certain circumstances, sometimes to no avail. Similarly, industry alliances and arrangements exist or may be formed in the future under which our competitors ally with companies in markets in which we do not compete to bundle products. These arrangements may also result in lower effective prices for our competitors’ products than for our products, putting pressure on our business and diminishing our competitive position.

The complexity of accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could cause us to defer recognition of revenue, or recognize lower revenue and profits.

Although we use standard agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standard agreements, particularly in multi-product license and services transactions. As our transactions increase in complexity with the sale of larger, multi-product licenses, negotiation of mutually acceptable terms and conditions may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with Statement of Position 97-2, “Software Revenue Recognition,” as amended; however, these future, more complex, multi-product license transactions may require additional accounting analysis to account for them accurately, could lead to unanticipated changes in our current revenue accounting practices and may contain terms affecting the timing of revenue recognition, which could affect the financial results for a given period.

Our products may contain unknown defects that could result in a loss of revenues, decreased market acceptance, injury to our reputation and product liability claims.

Software products occasionally contain errors or defects, especially when they are first introduced or when new versions are released. We cannot be certain that our products are or in the future will be completely free of defects and errors. We could lose revenue as a result of product defects or errors, including defects contained in third party products that enable our products to work. In addition, the discovery of a defect or error in a new version or product may result in the following consequences, among others:

•	delayed shipping of the product;

•	delay in market acceptance;

•	diversion of development resources;

•	damage to our reputation;

•	product liability claims; and

•	increased service and warranty costs.

As we move away from selling individual point products towards selling enterprise-wide solutions, we also expect our products to become more critical to our customer. Thus, a defect or error in our products could result in a significant disruption to our customer’s business. In addition, as we transition to selling larger, more complex solutions, there is also the risk that our current products will not prove scalable without substantial effort or that there is a market perception that our products are too complex. If we are unable to develop products that are free of defects or errors or if our products are not able to scale across an enterprise or are perceived to be too complex to scale across an enterprise, our business could be harmed.

Consolidation in our industry or fluctuation in our stock price may impede our ability to compete effectively.

Consolidation continues to occur among companies that compete in our markets. Additionally, some of the largest software and hardware providers in the world have sought to expand their software and services offerings through acquisitions in the software development, deployment and integration space. For instance, in early 2003, IBM acquired Rational Software, a provider of application lifecycle development products, and in 2004 purchased SystemCorp, a provider of software development project and portfolio management products. If these large providers, who have significantly greater financial, management, marketing and technical resources than we have, are successful in increasing their offerings in the software development market, then this will put significant pressure on our business and harm our ability to compete effectively. Additionally, changes resulting from these and other consolidations may harm our competitive position, particularly as certain products, when offered as part of a bundled suite, are offered for free or are given away to sell more hardware, infrastructure components or information technology services.

As the trend toward consolidation continues, we may encounter increased competition for attractive acquisition targets and may have to pay higher prices for those businesses or technologies we seek to acquire. In addition, we have seen a recent decline in our stock price, which will in turn make it more difficult for us to use stock as a currency for the acquisition of strategic businesses or technologies. This will put pressure on our ability to seek out potential acquisition targets which may impede our growth and our ability to compete effectively.

We depend on technologies licensed to us by third parties, such as Sun Microsystems and Microsoft, and the loss of or inability to maintain these licenses could prevent or delay sales or shipments of certain of our products.

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

The market for enterprise software application development and deployment solutions is broad, and our products and solutions must integrate with a wide variety of technologies. To be successful, we must establish and enhance strategic alliances with a wide variety of companies in the software development ecosystem. Many of these companies have competitive products or have stated a desire to move broadly into the software development lifecycle space. In addition, many of these companies are competitive with one another and approach partnering with us cautiously. This has made it difficult in some cases to establish or enhance desired relationships or achieve intended objectives. We currently have a number of important strategic alliances and technology relationships with industry leaders. Where we have established working relationships, our allies may choose to terminate their arrangements with us where no binding contractual arrangements exist. The failure to develop or maintain our strategic alliances and technology relationships or our allies’ decision to opt out of their arrangements with us may impede our ability to introduce new products or enter new markets, and consequently harm our revenue prospects.

Failure to manage our international operations could harm our financial results.

A substantial portion of our revenues is from international sales. International sales accounted for 57% of our revenues during the year ended December 31, 2005, with each of Germany and the United Kingdom accounting for significant portions of our total revenue. In addition, a significant portion of our operations consists of activities outside the United States. We now have research and development facilities in several domestic and international locations, and we have a direct sales force in place in more than twenty countries around the world. We have a complicated corporate structure, and historically have had geographically dispersed operational controls. In particular, we rely on personnel in our international locations to properly account for and manage our international operations, which introduces inherent difficulties in management and control. Given this, we may experience difficulty in efficiently and effectively managing our dispersed and complicated organization. As a result, our results of operations may suffer. In addition, we are subject to other risks inherent in doing business internationally, including:

•	fluctuations in foreign currency exchange rates;

•	the difficulty of staffing and managing an organization spread over various countries and continents;

•	potentially reduced or less certain protection for intellectual property rights than is available under the laws of the United States;

•	longer payment cycles in some countries and greater difficulty in collecting accounts receivable;

•	restrictions on the expatriation of currency;

•	foreign taxes, export restrictions, tariffs, duties and other trade barriers;

•	changes in regulatory requirements and resulting costs;

•	differing cultures and business practices not consistent with our regulatory obligations in the United States;

•	compliance with various conflicting laws and regulations, including employment laws, and resulting costs; and

•	war, threats of war, terrorist activity or political or economic instability in certain parts of the world.

One or more of these risks could harm our future research operations and international sales. If we are unable to manage these risks of doing business internationally, our results of operations could suffer.

We have begun the process of upgrading our Oracle financial system in the United States and if we are unsuccessful in deploying the system or, if it takes longer than anticipated to deploy the system, we may incur significant additional costs which would negatively impact our financial results as well as potentially weaken our internal controls.

We anticipate upgrading our Oracle financial system in the United States this year. System upgrades are expensive and time consuming undertakings that impact all areas of the company. While a successful implementation will provide us with many benefits, an unsuccessful or delayed implementation will cost us significant time and resources, as well as expense. Implementing a new financial system raises costs and risks inherent in any upgrade to a computer system, including, but not limited to, disruption to our normal accounting procedures such as order entry, fulfillment and billing, as well as problems achieving accuracy in data conversion. Failure to properly or adequately address these issues could result in increased costs, the diversion of management’s attention and resources and the inability to forecast revenues and record and report financial and management information on a timely and accurate basis. This may result in increased costs and could negatively impact our financial results.

In addition, due to the systemic internal control features within financial systems, any changes in our financial system will have an impact on the testing of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”).

We, and our independent registered public accounting firm, have determined that we have material weaknesses in our internal control over financial reporting as of December 31, 2005. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2005 and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation, or any attestation at all, by our independent registered public accounting firm. Additionally, management’s assessment of our internal control over financial reporting may identify deficiencies that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.

We announced on March 31, 2006 that we were delaying our filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 in order for the Audit Committee of our Board of Directors to conduct a review, with the assistance of outside advisors, of third-party contractor liabilities and accrued expenses and a potential customer refund obligation (the “Review”). The Audit Committee’s Review is now complete. As a result of this Review, management identified material weaknesses insofar as we did not maintain effective controls over third-party contractor invoices and contracts and we did not maintain an effective control environment based on the criteria established in Internal Control - Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) with respect to senior management’s role in promoting compliance with policies and procedures and the prevention or detection of the override of our controls. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Because of these material weaknesses, our management concluded that, as of December 31, 2005, we did not maintain effective internal control over financial reporting. As a result, PricewaterhouseCoopers LLP has issued an adverse opinion with respect to our internal control over financial reporting and their report is included in this Annual Report on Form 10-K.

We assign a high priority to the improvement of our internal control over financial reporting. We currently expect to implement new training courses for senior personnel throughout the company attended by our Chief Executive Officer. In addition, we intend to institute procedures that will require that third-party contractor hours be tracked in a separate system and reconciled with the time recorded on invoices received. We also intend to require new certifications of our senior personnel concerning invoicing, billing and customer commitments. We intend to finalize and implement these measures at the earliest practicable date. If we fail to remedy our material weaknesses or should we, or our independent registered public accounting firm, determine in future fiscal periods that we have additional material weaknesses in our internal control over financial reporting, the reliability of our financial reports may be impacted, and our results of operations or financial condition may be harmed and the price of our common stock may decline.

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

We accounted for stock options under APB 25 through the end of fiscal 2005 and, accordingly, recorded compensation expense related to stock options if the current market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. On December 15, 2004, the FASB issued SFAS 123R, which will require us to expense stock options in our statement of operations. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R which will delay the effective date of compliance for us to fiscal 2006. SFAS 123R applies to all outstanding stock options that are not vested at the effective date and grants of new stock options made subsequent to the effective date. We adopted SFAS 123R on January 1, 2006. Compensation charges under SFAS 123R will be affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. We estimate that our earnings in 2006 could be reduced significantly, which will make it substantially more likely that we could experience net losses.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth the location, approximate square footage and use of each of the principal properties we occupy:

Location	Approximate Square Footage	Use
Scotts Valley, California—Enterprise Way	149,627	Research and development

Scotts Valley, California—Green Hills	141,109	General and administrative

Cupertino, California	61,200	Corporate headquarters, sales, general and administrative and research and development

Atlanta, Georgia	39,839	Sales, customer support and research and development

St. Petersburg, Russia	31,522	Research and development

Santa Ana, California	21,622	Sales, research and development

Singapore	19,928	Sales, general and administrative and research and development

Amstelveen, the Netherlands	14,983	Sales, customer support

Twyford, United Kingdom	13,956	Sales, general and administrative

We lease or sublease all of these properties, except for the Scotts Valley, California—Green Hills location which we own. The leases expire at various times through 2016.

We lease office space in other cities in the United States as well as in Europe, Canada, Brazil and various countries in Asia. Our existing facilities are adequate to meet our current and projected needs. We presently have excess facilities under lease, and we are actively negotiating the sublease for some of these lease commitments.

ITEM 3.	LEGAL PROCEEDINGS

On November 27, 2002, a stockholder class action and derivative lawsuit, Dieterich v. Harrer, et al., Case No. 02CC00350, was filed against Starbase Corporation, or Starbase, and five former directors of Starbase in the Superior Court of the State of California for Orange County, claiming that the former directors had breached fiduciary duties owed to Starbase and stockholders of Starbase. We are paying the costs of defending this litigation pursuant to indemnification obligations under the merger agreement relating to our acquisition of Starbase. Following a series of motions, the case was dismissed without prejudice on August 20, 2003. On October 28, 2003, a stockholder class action relating to the same matter, Dieterich v. Harrer, et al, Case No. 024-N, was filed against the former directors of Starbase in Chancery Court of the State of Delaware, alleging breach of fiduciary duties by the former directors of Starbase. The lawsuit also named as defendants Borland and the following four former executive officers of Borland: Dale Fuller, Keith Gottfried, Frederick Ball, and Doug Barre. Defendants moved to dismiss and in August 2004, the Chancery Court granted in part and denied in part the motion to dismiss. Discovery commenced in the second half of 2004.

Subsequently, there were discussions with the plaintiff concerning a possible settlement of the litigation. As a result of these discussions, a settlement was reached. Under the settlement we agreed to pay $475,000 and actual costs to administer the settlement fund up to a maximum of $25,000, in exchange for dismissal of the action and a full and general release of all claims relating to or concerning the factual and legal allegations in the complaint (with the sole exception of claims by former Starbase shareholders who contend they did not receive the full consideration to which they were entitled from the acquisition by Borland). The settlement is conditioned on certification of the plaintiff class; approval by the Delaware Chancery Court and satisfaction of all other legal requirements.

The parties executed a Stipulation of Settlement and proposed Scheduling Order that was signed by the Vice Chancellor on March 30, 2006. This triggered the requirement by Borland to fund the $475,000 settlement as well as the $25,000 for administration fees within five business days. We funded the settlement within the required time limit.

The Court set a date of June 13, 2006 for a Fairness Hearing at which time the Vice Chancellor will consider any objections to the settlement and determine whether to approve the settlement. There is no assurance that the Vice Chancellor will approve the settlement. In addition, an objecting shareholder could appeal the approval of the settlement. If the settlement does not become final, the parties could resume litigation or attempt to renegotiate the settlement.

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

No matters were submitted to a vote of our stockholders, through a solicitation of proxies or otherwise, during the fourth quarter of fiscal 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol “BORL.” According to the records of our transfer agent and registrar, Mellon Investor Services, L.L.C., we had 2,340 stockholders of record of our common stock as of March 31, 2006. Because many of such shares are held by brokers, institutions and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders. We do not currently pay cash dividends. We intend to retain future earnings for use in our business, and therefore, do not anticipate paying cash dividends in the foreseeable future.

The following table sets forth the high and low closing price per share of our common stock as reported on the Nasdaq National Market for the periods presented below:

	High	Low
Fiscal 2004
First Quarter	$10.62	$8.74
Second Quarter	$9.90	$8.21
Third Quarter	$8.87	$7.00
Fourth Quarter	$12.00	$8.68
Fiscal Year	$12.00	$7.00

Fiscal 2005
First Quarter	$11.46	$7.67
Second Quarter	$8.03	$5.33
Third Quarter	$6.92	$5.61
Fourth Quarter	$6.68	$5.05
Fiscal Year	$11.46	$5.05

As of April 28, 2006, the most recent practicable date prior to the filing of this Form 10-K, the closing sale price of a share of our common stock was $5.10.

Purchases of Equity Securities

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

During the year ended December 31, 2005, we repurchased 4,971,800 shares of common stock at an average price of $6.62 per share for an aggregate cost of $32.9 million. During the year ended December 31, 2004, we repurchased 1,768,200 shares of common stock at an average price of $8.75 per share for an aggregate cost of $15.5 million. During the year ended December 31, 2003, we repurchased 1,783,505 shares of common stock at an average price of $9.41 per share for an aggregate cost of $16.8 million.

The Discretionary Program is currently in effect and at December 31, 2005, $59.3 million remains authorized for future repurchases. We do not currently anticipate repurchasing additional shares of our common stock in the foreseeable future.

10b5-1 Repurchase Program

In August 2003, our Board of Directors authorized a 10b5-1 stock repurchase program whereby up to 1,000,000 shares or $15 million worth of our outstanding common stock, whichever comes first, may be repurchased with a per day trading limit of 2,000 shares. The program was announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2003. The 10b5-1 Program expired during the third quarter of 2005 when the accumulated total number of shares repurchased under the program reached its authorized maximum of 1,000,000 shares. No shares were repurchased through our 10b5-1 Program during the three months ended December 31, 2005.

During the year ended December 31, 2005, we repurchased 298,000 shares at an average price of $7.42 per share for total consideration of $2.2 million. During the year ended December 31, 2004, we repurchased 502,000 shares at an average price of $9.36 per share for total consideration of $4.7 million. During the year ended December 31, 2003, we repurchased 200,000 shares at an average price of $9.23 per share for total consideration of $1.8 million.

The shares shown as repurchased in the table below were surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards. Below is a summary of these transactions for the three months ended December 31, 2005:

PURCHASES OF EQUITY SECURITIES(1)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Beginning dollar value available to be repurchased as of September 30, 2005(2)				$59,332,237
October 1, 2005—October 31, 2005(3)	2,402	$5.56	—	—
November 1, 2005—November 30, 2005(4)	892	$5.68	—	—
December 1, 2005—December 31, 2005	—	$—	—	—

Total shares repurchased	3,294	$5.59	—	—

Ending dollar value available to be repurchased under the Discretionary Program as of December 31, 2005(5)				$59,332,237

(1)	In September 2001, our Board of Directors authorized the use of up to $30.0 million to repurchase shares of our outstanding common stock under a discretionary stock repurchase program (“Discretionary Program”). In February 2004, our Board of Directors authorized an additional $30.0 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2004. In May 2005, our Board of Directors authorized an additional $75.0 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005. Refer to Note 11 of Notes to Consolidated Financial Statements in Item 15 for additional information.

(2)	Includes $59,332,237 available for repurchase under our Discretionary Program.
(3)	Includes 2,402 shares of restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards.
(4)	Includes 892 shares of restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards.
(5)	Includes $59,332,237 available for repurchase under our Discretionary Program. The restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of installments of their restricted stock awards were not under the Discretionary Program.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements. Historical results should not be taken as indicative of the results that may be expected for any future period. This data should be read in conjunction with our consolidated financial statements and related notes, which are included elsewhere in this Form 10-K.

Five Year Summary

(In thousands, except per share data)

	Fiscal Year
	2005	2004	2003	2002	2001
Selected Consolidated Statements of Operations Data
Total revenues	$276,743	$309,548	$295,236	$244,579	$221,711
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges(a)	$20,611	$9,841	$32,758	$4,574	$904
Operating income (loss)	$(34,975)	$18,674	$(39,934)	$19,131	$17,834
Other income (charge) items(b)	$4,372	$—	$500	$(2,916)	$383
Net income (loss)	$(29,832)	$11,370	$(40,544)	$17,360	$23,106
Net income (loss) per share—basic	$(0.38)	$0.14	$(0.51)	$0.24	$0.34
Net income (loss) per share—diluted	$(0.38)	$0.14	$(0.51)	$0.23	$0.31
Shares used in computing basic income (loss) per share	77,557	80,425	80,249	71,423	66,494
Shares used in computing diluted income (loss) per share	77,557	82,052	80,249	74,769	74,136

	Fiscal Year
	2005	2004	2003	2002	2001
Selected Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$175,078	$221,198	$202,646	$296,156	$294,370
Total assets	$464,530	$515,283	$511,789	$433,126	$375,823
Total long-term obligations	$13,805	$6,333	$7,156	$3,938	$4,769

(a)	Charges consisted of net restructuring costs resulting from workforce reduction activities and facility lease exit costs, amortization of other intangibles, acquisition-related expenses, acquired in-process research and development expenses, earn-out provisions associated with previous company and technology acquisitions.
(b)	Other income consisted of gains or collections on investments previously written down or written off, and other charges consisted of investments written down or written off.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Borland is a global leader in Software Delivery Optimization (“SDO”), which is the transformation of software development from separate tasks into a managed and efficient business process. To assist organizations with this transformation, we offer platform-independent Application Lifecycle Management (“ALM”) software designed to increase efficiency, visibility and control over all phases of the software delivery lifecycle—from deciding which software to create, to defining, developing and delivering that software. We also offer software process improvement services and educational services to customers across the world. We believe this combination of ALM technology, process expertise and skills training combine to help customers manage the growing complexity of software development and provide a foundation for delivering high-quality software, on-time, on-budget, with increased business value.

We are evolving our business to provide more multi-product enterprise class software development solutions that include significant services. As part of our ongoing business evolution, in February 2006, we announced a plan to aggressively drive our ALM business and SDO strategy forward. As part of that plan, we entered into a merger agreement to acquire Segue Software, Inc., or Segue, a provider of global quality and testing solutions. The acquisition of Segue was completed on April 19, 2006. For the year ended December 31, 2005, Segue reported net revenue of $36.4 million, up 10% from 2004, and software license revenue of $15.9 million, up 9% from 2004. Segue also reported net income in 2005 of $2.9 million, as compared to net income in 2004 of $1.7 million. Under the terms of the merger agreement, we paid $8.67 per share in cash for all outstanding shares of Segue. The transaction was valued at approximately $105 million and we funded the acquisition with existing cash on hand.

In addition, as part of our plan to focus on ALM and our overall SDO strategy, we announced plans to seek a buyer for our integrated developer environment, or IDE, products, which includes the Borland Developer Studio (Delphi, C++ Builder, and C# Builder), JBuilder and Interbase product lines. Revenue from the IDE products were approximately $84 million or approximately 30% of total revenue in the year ended December 31, 2005, a decline of approximately $49 million from 2004. Historically our business operations for all of our products have been integrated and managed as a collective whole, and thus precise expenses attributable to individual products are not determinable. The IDE products are generally mature products and require less support and maintenance and therefore carry significant product line margins. The go-to-market model for the IDE products however has generally required an extensive management, sales and office presence throughout the world, which has been expensive to maintain.

We are currently analyzing the impact of the acquisition of Segue and the potential IDE divestiture will have on our business and future financial performance. We expect in the short term to experience disruption and change and anticipate our financial performance could suffer in the next several quarters. We anticipate we will make organizational and operational changes around the Segue acquisition and the potential IDE divestiture, which may include closure of certain facilities, layoffs of redundant workforce and overall streamlining of sales, services and research and development operations. We are still in the planning stages and the exact nature and quantification of these changes has yet to be determined. Our overall goal of these changes is to create an improved revenue growth model in the long term. Additionally, in consideration of expenses associated with the integration of Segue and those associated with our announced plan to seek a buyer for our IDE products, as well as the resultant changes each will require in our organization, we expect to operate unprofitably for at least the first three quarters of 2006.

Management continues to assess significant assumptions and estimates after the end of each financial period, through the filing date, in accordance with U.S. generally accepted accounting principles. Based upon an assessment of estimates and assumptions prior to the filing of this Annual Report on Form 10-K, but subsequent to management’s press release on February 8, 2006 of preliminary, unaudited results of operations, we determined that certain sales expenses for the year ended December 31, 2005 should be increased by $1.0 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The application of GAAP requires us to make estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Changes in these accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by us. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations will be affected.

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances.

In addition to these estimates and assumptions that are utilized in the preparation of historical financial statements, we make assumptions and estimates as to the timing and amount of future revenue. Specifically, our sales personnel monitor the status of proposals, including the estimated closing dates and potential dollar amounts. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period as the estimates and assumptions were made using the best available data at the time, which is subject to change. The inability to properly estimate the timing and amount of future revenues could significantly affect our future operations. A variation in the pipeline or in the conversion rate of the pipeline into contracts could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations. To be specific, an enterprise software financial model includes expenses which are substantially fixed in the near-term, and revenues that may vary significantly from quarter to quarter and are typically recorded in the latter part of a given quarter; therefore, we may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline in a timely manner, and such delays may adversely and materially affect our business, financial condition or results of operations.

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our consolidated financial statements. Our management has discussed the development and selection of those critical accounting polices and estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosures related to our critical accounting polices and estimates in this report.

Revenue Recognition

We derive revenues from licenses of our software and sales of related services, which include, post-contract customer support, or PCS, consulting and education.

We recognize license fees on contracts that do not involve significant implementation or integration essential to the functionality of our products upon delivery when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is probable. For arrangements with multiple elements, we determine the value for services based upon vendor specific objective evidence, or VSOE, in accordance with American Institute of Certified Public Accountants Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition,” or SOP 97-2, and related accounting literature. VSOE for the consulting services element is based upon the standard rates we charge for services, given the complexity of the services and experience of the professional performing the services or the amount charged on similar transactions. VSOE for annual PCS is established with the stated future renewal rates included in the contracts or the amount charged on a similar transaction or other specific evidence. We recognize revenue for the license portion of a multiple element arrangement based upon the residual contract value as prescribed by SOP No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. If we determine that a fee is not fixed or determinable, we defer the fee and recognize revenue as the fee becomes due. We generally recognize revenue for software licensed for a specific time period, or license term, ratably over the term of the license.

Historically, we developed solutions providing specific functionality to certain hardware vendors. These solutions may involve significant implementation or integration essential to the functionality of our products. We recognize license and service revenues associated with contracts involving significant implementation, integration or new functionality, either on a percentage-of-completion basis or a completed-contract basis depending on whether or not we can obtain reliable estimates of the costs to complete the work. Percentage-of-completion accounting often involves complex accounting decisions, judgments and estimates as to future costs and recoverability of unbilled amounts. We classify revenues from these arrangements as license and/or service revenues, based upon the estimated fair value of each element based upon VSOE. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” During 2005, 2004 and 2003 we did not account for any consulting contracts on a completed-contract basis.

Service revenues from consulting and education services related to the implementation of our software are recognized when services are performed. Service revenues from our process consulting services are recognized based on when services are performed or when certain milestones have been met, depending on our arrangement with the customer. For process consulting services, we recognize revenue in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104.

Service revenues from PCS are recognized ratably over the support period, which is generally one year.

Net revenue on our products held by our distributors is recognized upon sell-through to their customers and we maintain allowances for returns for all unsold products held by our distributors. Additionally, we maintain allowances for product returns from our channel resellers and end users, whose revenues are recognized on a sell-in basis, based upon historical return rates, current economic trends, changes in customer demand and acceptance of our products. Management makes significant judgments and estimates when establishing our sales returns and other allowances, especially when concerning channel resellers. The provision for sales returns and rebates amounted to $2.7 million, $2.6 million and $6.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. The reserve for sales returns and rebates was $4.0 million and $6.5 million as of December 31, 2005 and 2004, respectively. The provision for sales returns and rebates is recorded as a reduction to license and other revenues in the period that the accrual is considered necessary. The reserve balance is recorded in the balance sheet as an accounts receivable allowance. If future returns and rebates increase over historical levels, additional allowances may be required.

As we move into enterprise solution selling, we will become more dependent on large revenue, multi-product transactions to meet our revenue expectations. Large revenue, multi-product transactions typically involve longer sales cycles and the timing of these deals could cause fluctuations in our quarterly results of operations and cash flows.

Accounting for Acquisitions

In October 2005, we completed the acquisition of privately held Legadero. Legadero is a Texas-based provider of information technology management and governance solutions for software development and delivery. The purchase price consisted of fixed consideration of $7.5 million in cash plus contingent consideration of $5.4 million for retention payments to be earned through the continued employment of certain key employees. This contingent consideration vests and will be paid over a two-year period or earlier under certain circumstances and will be recognized as compensation expense in the period earned. In addition, we incurred $0.1 million of acquisition-related costs. Options to purchase 378,000 shares of common stock pursuant to our 2003 Supplemental Stock Option Plan were issued to Legadero employees who are now our employees. These options vest over a four-year period. Cash acquired in the acquisition was $0.3 million. The results of operations for Legadero have been included in our consolidated financial statements from the date of acquisition.

In January 2005, we completed the acquisition of privately held TeraQuest. TeraQuest was a Texas-based consulting firm focusing on software improvement, quality assurance and risk management for corporate and government software organizations. The purchase price consisted of fixed consideration of $5.4 million in cash and $0.5 million of acquisition-related costs. The contingent consideration includes cash retention payments of $1.3 million to be earned through the continued employment of certain key employees. This contingent consideration will vest and be paid over a two-year period or earlier under certain circumstances. In addition, $0.9 million of restricted stock, which will vest over a four-year period, was issued to certain TeraQuest key employees upon the closing. Cash acquired in the acquisition was $1.5 million. Results of operations for TeraQuest have been included in our consolidated financial statements from the date of acquisition.

In January 2003, we completed the acquisition of privately held TogetherSoft for $82.5 million in cash, 9,050,000 shares of Borland common stock and the assumption of TogetherSoft’s stock option plans. At December 31, 2005, approximately $3.1 million of the total consideration is being held in escrow to indemnify us against and reimburse us for certain events and cover certain liabilities and transaction costs. Unused consideration will be released from escrow at certain times during 2006 and 2007.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangibles,” or SFAS 142, we test goodwill for impairment on an annual basis as well as when circumstances indicate a possible impairment. Impairment testing of goodwill is performed in two steps. First, the carrying value of the reporting unit is compared to the fair value of the reporting unit including the goodwill. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, we perform the second step. The second step of the impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of the goodwill, the impairment loss shall be recognized as an operating expense in an amount equal to that excess. We performed our goodwill impairment testing in the third quarter of 2005 based on a single reporting unit and concluded there was no impairment as of September 30, 2005. The market capitalization method was the primary method used to determine the fair values for SFAS 142 impairment purposes. We did not record an impairment to goodwill during 2005, 2004 or 2003. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 15 for further discussion of the valuation of goodwill and intangible assets.

We may incur substantial liabilities in connection with our acquisitions that are accounted for as purchases. These include the termination of employees, asserted claims or litigation, impairment of assets or termination of leases. We have incurred such liabilities with certain acquisitions in the past including the acquisition of TogetherSoft in 2003. We estimate merger-related costs at the time of the acquisition and accrue these costs, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” with an offsetting entry to goodwill. These accruals involve estimates regarding future events, sometimes several years in the future. We may make revisions and adjustments to the accrual and the related goodwill based on actual events.

Restructuring

We report costs associated with employee terminations and other exit activity in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS No. 146, SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43,” as applicable. Under SFAS No. 146, we record employee termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required. The definition of significant future services does not include any retention period up to 60-days in connection with the employee earning the termination benefits. We recognize the present value of facility lease termination obligations, net of estimated sublease income and other exit costs, when we have future payments with no future economic benefit or a commitment to pay the termination costs of a prior commitment. In future periods we will record accretion expense to increase our liability to an amount equal to the estimated future cash payments necessary to exit the leases. This requires a significant amount of judgment and management estimation in order to determine the expected time frame it will take to find a subtenant, the amount of sublease income to be received and the appropriate discount rate to calculate the present value of the future cash flows. Should actual lease exit costs differ from our estimates, we may be required to adjust our restructuring charge which would impact net income in the period such adjustment was recorded.

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management specifically analyzes accounts receivable, historical bad debt patterns, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our gross accounts receivable balance was $61.6 million and $72.8 million as of December 31, 2005 and 2004, respectively. Our allowance for doubtful accounts was $3.2 million and $3.4 million as of December 31, 2005 and 2004, respectively.

Stock-Based Compensation

We have accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related

Interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. We recognized compensation cost for stock options, if any, ratably over the vesting period. Generally, we grant options with an exercise price equal to the closing market price of our stock on the grant date. We granted restricted stock to certain employees in 2005 and 2003. Compensation expense for restricted stock issued totaled $1.5 million, $0.1 million and $20 thousand in 2005, 2004 and 2003, respectively. We have provided additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, “Share-Based Payment (SFAS 123R),” or SFAS 123R, which amends SFAS 123 and requires the measurement of all stock-based payments to employees, including grants of employee stock options and shares purchased through employee stock purchase plans, using a fair-value-based method and the recording of such expense in our Consolidated Statements of Operations. We adopted SFAS 123R as of January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition of stock-based compensation expense.

In October 2005, the Board of Directors approved the acceleration of vesting for all unvested stock options granted prior to September 30, 2005 with an exercise price higher than the closing price of Borland’s common stock on November 4, 2005, which was $5.67 per share. Unvested stock options held by members of the Board of Directors were excluded from the vesting acceleration. Approximately 4.9 million unvested stock options became fully vested upon acceleration. The primary purpose of the accelerated vesting was to enable us to minimize recognizing future compensation expense associated with our outstanding options upon adoption of SFAS 123R. We estimate the aggregate expense that was eliminated as a result of the acceleration of the vesting of these options was approximately $13 million, assuming no material change in employee retention behavior. As of December 31, 2005, 21.5% of our total outstanding stock options were unvested and the expense for these unvested stock options will be recorded in 2006 through 2009 and is estimated to have a material adverse impact on our results of operations. Because our near-term, stock-based compensation costs were reduced by the acceleration of vesting, our stock-based compensation costs could grow significantly in future periods if we continue to grant amounts of new stock-based compensation awards similar to recent periods.

We will continue to evaluate the impact of SFAS 123R on our operating results and financial condition. The pro forma information presented below and in Note 1 of our Notes to Consolidated Financial Statements in Item 15 presents the estimated compensation charges under SFAS 123. Based on the value of unvested awards at December 31, 2005, we expect SFAS 123R to have a material adverse impact on our results of operations following adoption as of January 1, 2006. Compensation charges under SFAS 123R will be affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

Pro Forma Net Income (Loss) and Net Income (Loss) Per Share

Had we recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under our stock option and stock purchase plans, our pro forma net income (loss) and earnings (loss) per share in 2005, 2004 and 2003 would have been as follows (amounts in thousands, expect per share data):

	2005	2004	2003
Net income (loss):
As reported	$(29,832)	$11,370	$(40,544)
Stock compensation adjustment—intrinsic value	1,166	93	124
Stock compensation expense, net of tax	(29,077)	(11,209)	(18,880)

Pro Forma	$(57,743)	$254	$(59,300)

Net income (loss) per share:
As reported basic	$(0.38)	$0.14	$(0.51)
As reported diluted	$(0.38)	$0.14	$(0.51)

Pro Forma basic	$(0.74)	$0.00	$(0.74)
Pro Forma diluted	$(0.74)	$0.00	$(0.74)

The pro forma amounts include compensation expenses related to stock option grants and stock purchase rights for 2005, 2004 and 2003. In future years, the annual compensation expense will increase relative to the fair value of stock options and stock purchase rights granted in those future years.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004	2003
Expected life	4.0 years	4.2 years	4.2 years
Risk-free interest rate	4.39%	3.49%	3.19%
Volatility	57.0%	60.0%	62.0%
Dividend yield	0.00%	0.00%	0.00%

Our Employee Stock Purchase Plan, or ESPP, allows participants to purchase shares at 85% of the lower of the fair value of the common stock at the beginning of the offering period or the fair value on the purchase date. There are two offering periods, a twelve-month “Annual Offering Period” that begins on or about December 1 of each year and a six-month “Half-Year Offering Period” that generally begins on or about June 1 of each year. ESPP compensation cost (included in Pro Forma Net Income (Loss) and Net Income (Loss) Per Share amounts) is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004	2003
Expected life	6 months	6 months	6 months
Risk-free interest rate	4.32%	2.12%	1.24%
Volatility	38.0%	41.0%	52.0%
Dividend yield	0.00%	0.00%	0.00%

Impairment or Disposal of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, we evaluate the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. SFAS 144 requires recognition of impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be disposed. Fair market value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment was recorded in 2005, 2004 or 2003.

Investments

From time to time we hold minority interests in companies having operations or technology in areas within our strategic focus. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in the current carrying value of an investment, thereby possibly requiring an impairment charge in the future. In 2002, we recorded a charge of $0.5 million to write-down our loan to AppForge, which was subsequently recovered and recorded as a gain on investments in 2003.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We record liabilities for anticipated tax audit issues based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be. We also record deferred tax liabilities for the undistributed earnings of foreign subsidiaries in the period in which the foreign earnings are not considered permanently reinvested.

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

Determining Functional Currencies for the Purpose of Consolidation

We have numerous foreign subsidiaries, which together accounted for 57% of our total revenues in 2005, and 44% of our total assets and 31% of our total liabilities as of December 31, 2005.

In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from their functional currencies, generally the local currency, into United States dollars. This process results in unrealized exchange gains and losses, which are included as a component of cumulative other comprehensive income within stockholders’ equity.

Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon our determination of the functional currency of each subsidiary. The functional currency is determined based on the judgment of management and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions (including billings, financing, payroll and other expenditures) is considered the functional currency; however, any dependency upon the parent and the nature of the subsidiary’s operations are also considered.

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

Based on our assessment of the factors discussed above, we consider the subsidiary’s local currency to be the functional currency for each of our international subsidiaries. Accordingly, we had cumulative translation gains of $6.5 million and $12.7 million, which were included as part of cumulative other comprehensive income within our balance sheet at December 31, 2005 and 2004, respectively. During 2005, we recorded net foreign currency losses totaling $6.1 million as part of other comprehensive income on the balance sheet, which included translation gains and losses associated with our foreign subsidiaries. During 2004 and 2003, we recorded net foreign currency gains totaling $3.1 million and $3.5 million, respectively. Had we determined that the functional currency of our subsidiaries was the United States dollar, these translation gains and losses would have been included in our results of operations for each of the years presented.

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

Results of Operations

The following table presents our Consolidated Statements of Operations data and the related percentage of total revenues for 2005, 2004 and 2003 (dollars in thousands):

	2005		2004		2003
License and other revenues	$163,182	59%	$214,021	69%	$219,044	74%
Service revenues	113,561	41	95,527	31	76,192	26

Total revenues	276,743	100	309,548	100	295,236	100

Cost of license and other revenues	8,884	3	9,426	3	12,650	4
Cost of service revenues	40,491	15	25,963	9	26,898	9
Amortization of acquired intangibles	10,043	4	9,718	3	18,055	6

Cost of revenues	59,418	22	45,107	15	57,603	19

Gross profit	217,325	78	264,441	85	237,633	81

Selling, general and administrative	174,002	63	167,833	54	171,355	58
Research and development	57,687	21	68,093	22	73,454	25
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges	20,611	7	9,841	3	32,758	11

Total operating expenses	252,300	91	245,767	79	277,567	94

Operating income (loss)	(34,975)	(13)	18,674	6	(39,934)	(13)
Gain on investments, net	4,372	2	—	0	500	0
Interest and other income, net	5,155	2	1,734	1	2,861	1

Income (loss) before income taxes	(25,448)	(9)	20,408	7	(36,573)	(12)
Income tax provision	4,384	2	9,038	3	3,971	1

Net income (loss)	$(29,832)	(11)%	$11,370	4%	$(40,544)	(13)%

Total Revenues

The following table presents our total revenues for 2005, 2004 and 2003 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2005	$	%	2004	$	%	2003
Total revenues	$276,743	$(32,805)	(11)%	$309,548	$14,312	5%	$295,236

We derive revenues from licenses of our software and the sale of related services. No single group or customer represented greater than 10% of our total revenues in 2005, 2004 or 2003.

License and Other Revenues

The following table presents our license and other revenues for 2005, 2004 and 2003 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2005	$	%	2004	$	%	2003
License and other revenues	$163,182	$(50,839)	(24)%	$214,021	$(5,023)	(2)%	$219,044
As percent of total revenues	59%	—	—	69%	—	—	74%

License and other revenues represent amounts for license fees and royalties earned for granting customers the right to use and distribute our software products. License and other revenues declined in 2005 due primarily to a decrease in revenues from our IDE products, which declined $44.4 million in 2005 as compared to 2004, due in part to the continuing commoditization of Java development tools and associated pricing pressures from open source products, and due to continued weakness in Europe. License revenues from our ALM products decreased $6.4 million, as we have experienced slower than expected adoption of our ALM enterprise products throughout Europe and Asia, though our overall service revenue increased for these products as discussed in the following section. Throughout 2005, we experienced longer sales cycles for transactions involving larger, multi-product purchases. These larger solution sales often require extensive selling efforts throughout many levels within the customer’s organization and are often accompanied by a lengthy approval process. Given the complexity of these enterprise-level deals it has been, and will continue to be, difficult to forecast our success in closing these types of transactions. Additionally, over the past 18 months we have introduced a software license compliance program that has resulted in a significant amount of license revenues in the form of settlement payments received from customers who have over-deployed our software products.

License and other revenues declined in 2004 due primarily to a decrease in revenues from our IDE products, which declined $23.4 million in 2004 as compared to 2003. Partially offsetting this decrease was an increase in revenues generated for our ALM suite of products of $18.4 million as we focused our selling efforts on closing a large number of enterprise-level transactions. Additionally, the weakening of the U.S dollar against the Euro, Pound Sterling, Japanese Yen and Singapore dollar contributed to higher international revenues in 2004.

While revenue recognition for our software licenses may be affected by numerous aspects of an arrangement, for the majority of our customer contracts we recognize software license revenue upon shipment of product. Our policies are discussed extensively in the Revenue Recognition section above. As of December 31, 2005, we had on-hand sales orders that would have been recognized as period revenue, had those orders been shipped, totaling approximately $10 million of product licenses.

Service Revenues

The following table presents our service revenues for 2005, 2004 and 2003 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2005	$	%	2004	$	%	2003
Service revenues	$113,561	$18,034	19%	$95,527	$19,335	25%	$76,192
As percent of total revenues	41%	—	—	31%	—	—	26%

Service revenues represent amounts earned for consulting and education services for our software products, and for technical support, which includes call support, maintenance and upgrades. The increase in service revenues in 2005 as compared to 2004 was a result of an increase in both our consulting and education services revenues and our technical support revenues. Consulting and education services revenues increased $9.2 million to $29.0 million in 2005 from $19.8 million in 2004, due to the expansion of our consulting services team with the acquisition of TeraQuest in January 2005 and the related formation of our process optimization practice. Consulting and education services revenues totaled 26% and 21% of service revenues in 2005 and 2004, respectively. Technical support revenues increased $8.8 million to $84.5 million in 2005 from $75.7 million in 2004, due to our expanding base of enterprise-level customers who have purchased multi-product solutions with technical support contracts attached.

The increase in service revenues in 2004 as compared to 2003 was primarily a result of an increase in our technical support revenues. Technical support revenues increased $22.6 million to $75.7 million in 2004 from $53.1 million in 2003. During 2004 we experienced increases in both technical support contracts to new customers and the rates of renewal for existing customers with lapsing contracts. Our technical support revenues have benefited from our focus on selling to larger enterprise-level customers, who generally purchase support contracts with their software licenses.

International Revenues

International revenues represented 57%, 61% and 56% of total revenues in 2005, 2004 and 2003, respectively. The decrease in the percentage of international revenues in 2005 as compared to 2004 was principally due to a decrease in revenues in Europe, especially in the United Kingdom, where license revenues from our IDE products declined $5.1 million and sales of our ALM enterprise products were slower than expected.

The increase in the percentage of international revenues in 2004 as compared to 2003 was due primarily to an increase in revenues from our operations in Europe. We were successful in closing a number of large enterprise deals in Europe during 2004 including an $8.6 million enterprise deal in the United Kingdom. Additionally, the release of “Delphi 2005” in the fourth quarter of 2004 had a larger impact on revenues in both Europe and Asia than in the United States. International revenues also benefited from the weakening of the United States dollar versus local currencies, especially in Europe.

The following table presents our total revenues by country and their percentage of total revenues for 2005, 2004 and 2003 (dollars in thousands):

	2005		2004		2003
United States	$118,936	43%	$120,380	39%	$129,849	44%
Germany	31,010	11	35,072	11	30,707	11
United Kingdom	22,484	8	34,116	11	20,646	7
All other countries	104,313	38	119,980	39	114,034	38

Total revenues	$276,743	100%	$309,548	100%	$295,236	100%

No other single country accounted for revenues greater than 10% of total revenues in 2005, 2004 or 2003.

Our international revenues are influenced by fluctuations in foreign currencies and would be harmed if the U.S. dollar were to strengthen against major foreign currencies, primarily the Euro, the United Kingdom Pound Sterling and the Japanese Yen.

Regional Revenues

The following table presents our total revenues by region and percentage of total revenues for 2005, 2004 and 2003 (dollars in thousands):

	2005		2004		2003
Americas	$138,009	50%	$139,585	45%	$146,035	49%
Europe Middle East and Africa	97,528	35	121,515	39	104,976	36
Asia Pacific	41,206	15	48,448	16	44,225	15

Total revenues	$276,743	100%	$309,548	100%	$295,236	100%

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

Americas.    During 2005 we experienced a decrease in revenues from our Americas region of $1.6 million, or 1%, as compared to 2004. Revenues in the Americas region decreased as a result of a decline in license revenues. License revenues declined $12.1 million due primarily to the continued weakness of our IDE products which declined $14.9 million. Partially offsetting the decline in license revenues were increases in ALM license revenues of $2.8 million and service revenues of $10.6 million. Service revenues increased due to an increase in consulting and education services revenues related to the acquisition of TeraQuest and due to an increase in technical support revenues. The strength in technical support revenues was attributable to our expanding base of enterprise-level customers who have purchased multi-product solutions with technical support contracts attached.

During 2004 we experienced a decrease in revenues from our Americas region of $6.5 million, or 4%, as compared to 2003. The decrease was due primarily to a $15.6 million decrease in license revenues from our IDE products. Partially offsetting this decrease were increases in license revenues from our ALM suite of products of $7.2 million and service revenues of $2.0 million, as we completed a number of large deals with enterprise-level customers.

EMEA.    Revenues in the EMEA region decreased $24.0 million, or 20%, in 2005 as compared to 2004 due to a decline in license revenues of $29.1 million. The decline in license revenues was due the continued weakness of our IDE products and due to the slower than expected adoption of our ALM enterprise products throughout Europe. Revenues from IDE products declined $20.9 million and revenues from our ALM products declined $8.3 million. ALM license revenues in the United Kingdom benefited in 2004 from a large enterprise deal for $8.6 million. Partially offsetting the decline in EMEA license revenues was an increase in service revenues of $5.1 million due primarily to an increase in technical support revenues.

During 2004 we experienced an increase in revenues from our EMEA region of $16.5 million, or 16%, as compared to 2003. The increase was due to an increase in service revenues of $14.6 million and the completion of a large enterprise deal in the United Kingdom, which contributed to an increase in ALM revenues of $8.7 million. Specifically, the increase in service revenues was primarily a result of fluctuations in foreign currency exchange rates. Partially offsetting these increases was a decrease in license revenues from our IDE products of $6.7 million. The weakening of the U.S. dollar against the Euro and United Kingdom Pound Sterling amounted to approximately $11.5 million of the total revenue increase in EMEA in 2004 as compared to 2003.

APAC.    Revenues in the APAC region decreased $7.2 million, or 15%, in 2005 as compared to 2004 due to a decline in license revenues of $9.6 million. The decline was due primarily to the continued weakness of our IDE products, which declined $8.6 million, and a slower than expected rate of adoption of our ALM solutions, particularly in Japan. ALM revenues declined $0.9 million in our APAC region. We recently made efforts to reorganize and provide additional resources to our sales force in Japan including the hiring of a new president to oversee our operations in Japan. We have yet to realize the anticipated benefits from these efforts. Partially offsetting the decline in license revenues was an increase in service revenues of $2.3 million. Service revenues increased due primarily to the strength of technical support revenues as we have focused on selling initial and renewal technical support contracts. The weakening of the U.S. dollar versus the Japanese Yen, South Korean Won and other APAC currencies in 2005 as compared to 2004 benefited APAC revenues in 2005 by approximately $0.6 million.

During 2004 revenues from our APAC region increased $4.2 million, or 10%, as compared to 2003. The increase in revenues was due to an increase in license revenues of $1.4 million and an increase in service revenues of $2.8 million. The increase in license revenues included an increase of $2.6 million in ALM revenues partially offset by a decrease of $1.1 million in IDE revenues. The increases in both license service revenues were primarily a result of the strengthening of the Japanese Yen and the Singapore dollar during 2004.

Cost of Revenues

The following table presents our cost of revenues for 2005, 2004 and 2003 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2005	$	%	2004	$	%	2003
Cost of license and other revenues	$8,884	$(542)	(6)%	$9,426	$(3,224)	(26)%	$12,650
As percent of license and other revenues	5%	—	—	4%	—	—	6%
Cost of service revenues	$40,491	$14,528	56%	$25,963	$(935)	(4)%	$26,898
As percent of service revenues	36%	—	—	27%	—	—	35%
Amortization of acquired intangibles	$10,043	$325	3%	$9,718	$(8,337)	(47)%	$18,055
As percent of license and other revenues	6%	—	—	5%	—	—	8%

Cost of License and Other Revenues

Cost of license and other revenues consists primarily of variable costs including production costs, product packaging costs and royalties paid to third party vendors. Costs of licensing and other revenues tend to fluctuate with changes in product mix. The reductions in the cost of license and other revenues on an absolute dollar basis when comparing 2005 to 2004 were principally attributable to a decrease in license revenues in 2005, partially offset by slightly higher royalty costs. On a percentage basis, cost of license revenues increased in 2005 compared to 2004 due to royalty costs. Royalty costs were 2%, 1% and 2% of license and other revenues in 2005, 2004 and 2003, respectively. The level of royalty costs in future periods will be dependent upon our ability to obtain favorable licensing terms for our products that include third party technology and the extent to which we include such third party technology in our product offerings.

The reductions in the cost of license and other revenues when comparing 2004 to 2003 were principally attributable to a reduction in direct production costs and inventory costs, as we had a larger percentage of our license and other revenues generated from large corporate contracts in 2004. Typically, large enterprise and corporate licenses are delivered electronically or represent additional licenses of software that have already been delivered. This has the impact of reducing our production costs and inventory costs, as a percentage of revenues.

Cost of Service Revenues

Cost of service revenues consists primarily of salaries and benefits, third party contractor costs and related expenses incurred in providing technical support, consulting and education services. Service gross margins were 64%, 73% and 65% in 2005, 2004 and 2003, respectively. The decrease in gross margins in 2005 as compared with 2004 was due to our acquisition of TeraQuest in January 2005 and due to an increase in the use of outside consultants as demand for our consulting and education services continues to grow. Consulting and education services tend to have a lower gross margin due to the high labor component within their cost structure. Furthermore, we have expended significant efforts in our consulting services organization involving larger enterprise-level sales of our ALM products.

The increase in gross margins for 2004 as compared with 2003 was due to a 43% increase in technical support revenues. Support revenues typically have a much lower labor cost component than consulting and education services revenues.

Amortization of Acquired Intangibles

Amortization of acquired intangibles consists of the amortization of purchased technology and maintenance contracts from acquisitions. Amortization of acquired intangibles increased in 2005 as compared to 2004 due to the acquisitions of TeraQuest in January 2005 and Legadero in October 2005. During 2005, we recorded $0.5 million and $0.2 million of amortization expense, respectively, in relation to these acquisitions. Partially offsetting these increases was a decrease in amortization expense of $0.2 million due to the completion of amortization of the acquired TogetherSoft maintenance contracts assets in the first quarter of 2004. Additionally, amortization expense decreased $0.2 million due to the completion of amortization of the acquired Starbase technology asset in the fourth quarter of 2004.

Amortization of acquired intangibles decreased in 2004 as compared to 2003 principally due to the one-year life assigned to our Starbase and TogetherSoft maintenance contracts at the time they were acquired. These maintenance contracts became fully amortized in the fourth quarter of 2003 and the first quarter of 2004, respectively.

Operating Expenses

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses for 2005, 2004 and 2003 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2005	$	%	2004	$	%	2003
Selling, general and administrative expenses	$174,002	$6,169	4%	$167,833	$(3,522)	(2)%	$171,355
As percent of total revenue	63%	—	—	54%	—	—	58%

The increase in selling, general and administrative expenses in 2005 as compared to 2004 was attributable to an increase in salary, commission, other compensation and related fringe benefit expenses of $6.0 million, an increase in travel expenses of $1.2 million and an increase in relocation expenses of $1.1 million. Salary, commission, other compensation and related fringe benefit expenses increased due primarily to $2.0 million of severance compensation paid to our former chief executive officers in the third and fourth quarters of 2005, an increase in employee salaries in 2005 compared to 2004, and an increase in stock-based compensation due to restricted stock grants during 2005. Travel expenses increased due primarily to training activities for our sales force and relocation expenses increased due to a relocation agreement with our new chief executive officer. Additionally, we reversed certain allowances for bad debt expense in 2004, which had the effect of reducing bad debt expenses $1.7 million in 2004, when compared to 2005. We experienced no such benefit in 2005. Partially offsetting these increases was a decrease of $2.4 million in outside marketing programs. Also, incentive compensation expense decreased $1.8 million as we did not pay a portion of our incentive compensation in 2005 due to not achieving certain financial targets.

The decrease in selling, general and administrative expenses in 2004 as compared to 2003 was attributable to a decrease in employee-related expenses of $3.6 million resulting from our restructuring efforts during 2003. Our average selling, general and administrative headcount declined approximately 11% in 2004 as compared to 2003 as we attempted to manage our overall expense levels by reducing employee redundancies and creating a cost structure that was better aligned with our anticipated revenues. In addition, we recorded a net bad debt benefit of $1.3 million in 2004 compared to an expense of $0.7 million in the prior year due to a heightened focus on our collection process. These decreases were partially offset by an increase in our outside consulting costs associated with attestation-related services in connection with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and as a result of an information technology outsourcing arrangement we entered into during the second half of 2004.

Research and Development Expenses

The following table presents our research and development expenses for 2005, 2004 and 2003, and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2005	$	%	2004	$	%	2003
Research and development expenses	$57,687	$(10,406)	(15)%	$68,093	$(5,361)	(7)%	$73,454
As percent of total revenue	21%	—	—	22%	—	—	25%

The decrease in research and development expenses in 2005 as compared to 2004 was attributable, in part, to a decrease in employee-related expenses, which decreased $5.8 million as a result of our restructuring efforts. We had approximately 58 fewer research and development employees during 2005 as compared to 2004 as we attempted to manage our overall expense levels, which declined as a result of our headcount reduction. Additionally, incentive compensation expense decreased $3.5 million in 2005 due to not achieving certain financial targets.

The decrease in research and development expenses in 2004 as compared to 2003 was attributable to a $1.7 million decrease in employee-related expenses resulting from our restructuring efforts. Our average research and development headcount declined approximately 56 employees in 2004 as compared to 2003. Additionally, we recorded research and development charges of $2.2 million in 2003 resulting from the write-off of a loan receivable from AltoWeb, Inc. There were no comparable charges during 2004.

Restructuring, Amortization of Other Intangibles, Acquisition-Related Expenses and Other Charges

The following table summarizes our restructuring, amortization of other intangibles, acquisition-related expenses and other charges activity for 2005, 2004 and 2003 (dollars in thousands):

	2005		2004		2003
Restructuring	$16,110	78%	$2,851	29%	$13,091	40%
Amortization of other intangibles	2,850	14	4,681	48	4,505	14
Acquisition-related expenses	1,642	8	2,309	23	10,562	32
Other charges:
In-process research and development	300	1	—	—	4,600	14
Other charges	(291)	(1)	—	—	—	—

Total	$20,611	100%	$9,841	100%	$32,758	100%

Restructuring.    Net restructuring expenses recorded in 2005 were $16.1 million and included $13.1 million in severance and benefit expenses and $4.0 million in facility charges, partially offset by restructuring reversals of $0.5 million related to a vacant facility in Raleigh, North Carolina, that we were able to sublease and $0.3 million for a previously exited facility located in Twyford, United Kingdom, that we re-occupied. Our 2005 restructurings included facility costs related to exiting a portion of an underutilized building located in Scotts Valley, California and non-recurring severance and benefit expenses related to headcount reductions of 81 employees, of which 53 were in selling, general and administrative and 28 were in research and development. We expect our 2005 restructuring activities to reduce our facility and labor costs by more than $2.5 million in 2006.

During 2004 we recorded $2.9 million in net restructuring expenses, which included $3.1 million related to exiting certain facilities and $1.1 million related to severance and benefits resulting from headcount reductions of 42 employees, including 39 in selling, general and administrative and three in research and development. The facility amount represented the present value of our remaining lease payments less anticipated sublease income plus the write-off of leasehold improvements and certain other costs. We also recorded $0.4 million in restructuring expenses related to the write-off of certain fixed assets and other costs. Additionally, we reversed $1.7 million of restructuring accruals related to changes in estimates of lease termination accruals for facilities we exited for less than our previous estimate and due to changes in estimates of severance and benefit costs for terminated employees.

During 2003 we recorded $13.1 million in restructuring expenses from redundancies as a result of the TogetherSoft and Starbase acquisitions and excess facilities in the United Kingdom. Specifically, we recorded $6.8 million of severance and benefit costs related to headcount reductions of 287 employees, of which 209 were in selling, general and administrative and 78 were in research and development, and $6.3 million of facilities and other costs related to exiting certain facilities and for changes in estimated lease termination costs.

We expect to incur restructuring charges resulting from our acquisition of Segue and from our planned IDE products divestiture, which may include closure of certain facilities, layoffs of redundant workforce and overall streamlining of sales, services and research and development operations. Although it is difficult to estimate the impact of these restructurings, we anticipate our financial performance could suffer in the next several quarters as a result.

The restructuring charges relating to operating leases have been recorded, net of assumed sublease income and present value factors. Substantially all of these restructuring costs have or will require the outlay of cash, although the timing of lease payments relating to leased facilities over the next five years will be unchanged by the restructuring action. The timing of lease payments relating to our Scotts Valley, California facility will remain unchanged by our restructuring actions and are expected to run through March 2010. Refer to Liquidity and Capital Resources below for additional information on our restructured facility operating leases. Substantially all restructuring expenses related to severance and benefits were paid prior to December 31, 2005.

We accounted for our restructuring activities in accordance with SFAS No. 146, SFAS No. 112 and SEC Staff Accounting Bulletin No. 100, as applicable.

The following table summarizes our restructuring activity for 2005, 2004 and 2003 (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2002	$149	$2,472	$172	$2,793
2003 restructuring	6,756	5,798	478	13,032
Cash paid and write-offs during 2003	(3,406)	(2,112)	(176)	(5,694)

Accrual at December 31, 2003	3,499	6,158	474	10,131
2004 restructuring	1,073	3,372	395	4,840
Cash paid and write-offs during 2004	(3,812)	(5,101)	(787)	(9,700)
Reversal of previous restructuring	(436)	(1,302)	—	(1,738)
Reclassification of previous restructuring	(226)	—	226	—

Accrual at December 31, 2004	98	3,127	308	3,533
2005 restructuring	3,976	13,121	38	17,135
Cash paid and write-offs during 2005	(3,802)	(2,680)	(42)	(6,524)
Reversal of previous restructuring	(80)	(884)	—	(964)

Accrual at December 31, 2005	$192	$12,684	$304	$13,180

Of the $13.2 million in our restructuring accrual at December 31, 2005, $3.9 million was in our short-term accrual and $9.3 million was in our long-term accrual. The long-term accrual is related to facility operating leases. Our facility accruals represent our remaining lease payments less anticipated sublease income plus the write-off of leasehold improvements and certain other costs.

The total restructuring charges and related cash outlays are based on our current estimates, which may change materially if significant fluctuations in foreign currencies occur, if further consolidations are required or if actual lease-related expenditures or sublease income differ from amounts currently expected. We review the status of our restructuring activities quarterly and, if appropriate, record changes in estimates related to our restructuring obligations in current operations.

Because the benefits related to our restructuring activities are derived from management’s estimates, which are based on currently available information, our restructurings may not achieve the benefits currently anticipated on the timetable or at the level currently contemplated.

Amortization of other intangibles.    We incurred $2.9 million of amortization expense in 2005 primarily from the acquisitions of TogetherSoft and Starbase, compared to $4.7 million in 2004. The decrease was due to the completion of the amortization of the TogetherSoft non-compete intangible asset, partially offset by amortization expense related to the acquisitions of TeraQuest in January 2005 and Legadero in October 2005.

In 2004 we recorded $4.7 million of operating expenses from the amortization of other intangibles relating primarily to our TogetherSoft and Starbase acquisitions and in 2003 we recorded $4.5 million in operating expenses from the amortization of other intangibles relating to our TogetherSoft, Starbase, VMGear, Bedouin, Boldsoft and Highlander acquisitions.

Acquisition-related expenses.    In 2005 we recorded $1.6 million in acquisition-related expenses, which was primarily contingent consideration payable under the terms of the TeraQuest and Legadero acquisition agreements. Acquisition-related expenses in 2004 consisted of $2.3 million of contingent consideration payable under the terms of the VMGear acquisition agreement and acquisition-related expenses in 2003 consisted of $10.6 million of contingent consideration payable under the terms of the VMGear acquisition agreement.

Other charges.    We acquired $0.3 million and $4.6 million of in-process research and development related to the acquisitions of Legadero in October 2005 and TogetherSoft in January 2003, respectively. In both instances, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future use. Accordingly, these amounts were charged to expense upon consummation of each acquisition. Additionally, we reversed $0.3 million of charges that we do not expect to incur in connection with our acquisition of Starbase.

Gain on Investments, net

In 2005, we sold an equity investment in privately held Trolltech A.S. that was previously determined to be impaired and written-off in fiscal 2002. We recognized a gain of $4.7 million in 2005 on this transaction. Partially offsetting this gain was $0.3 million of expense in 2005 related to a note receivable from a third party for which collection is uncertain.

During 2002 we recorded a loss of $0.5 million to write-off a loan that was deemed uncollectible to AppForge, Inc. In July 2003, we recovered the consideration for the loan receivable and recorded a gain of $0.5 million in 2003.

Interest and Other Income, Net

The following table presents our interest and other income, net for 2005, 2004 and 2003 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2005	$	%	2004	$	%	2003
Interest and other income, net	$5,155	$3,421	197%	$1,734	$(1,127)	(39)%	$2,861
As percent of total revenue	2%	—	—	1%	—	—	1%

The increase in interest and other income, net in 2005 as compared to 2004 was primarily attributable to higher yields earned on our invested capital, which resulted in a $2.3 million increase in interest income during 2005, and a $0.9 million reduction in realized foreign currency losses due to improvements in of our foreign currency risk management program. Fluctuations in the Euro versus the U.S. dollar has accounted for the majority of the losses in foreign currency in the recent past. The amount of foreign currency gains or losses we realize is influenced by fluctuations in the U.S. dollar versus the foreign currencies we conduct business in with respect to our short-term inter-company balances with our international subsidiaries, along with other transactional activities conducted in foreign currencies.

The decrease in interest and other income, net in 2004 as compared to 2003 was principally due to foreign currency losses totaling $1.5 million in 2004 compared to a gain of $0.4 million realized in 2003. The weakening of the U.S. dollar against the Euro, the Pound Sterling and the Australian and Singapore dollars during 2004 accounted for a majority of the losses in foreign currency recorded during 2004. The decrease in interest and other income, net in 2004 as compared to 2003 was partially offset by an increase in interest income of $0.3 million due to increased average invested cash balances on hand during 2004.

The weighted-average yields on investments ranged between 2.5% and 4.2% during 2005, 2.1% and 2.5% during 2004 and 1.2% and 3.3% during 2003. Changes in interest rates will continue to affect our interest income performance in future periods.

Income Tax Provision

The following table presents our income tax provision for 2005, 2004 and 2003 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2005	$	%	2004	$	%	2003
Income tax provision	$4,384	$(4,654)	(51)%	$9,038	$5,067	128%	$3,971
As percent of total revenue	2%	—	—	3%	—	—	1%

On a consolidated basis, we generated a pre-tax loss of $24.4 million in 2005, a pre-tax profit of $20.4 million in 2004 and a pre-tax loss of $36.6 million in 2003. Our income tax provision, as a percentage of pre-tax income (loss), was (17)%, 44%, and (11)% for 2005, 2004 and 2003, respectively. The change in income tax provision in absolute dollars in 2005 as compared to 2004 was largely as a result of our domestic pre-tax loss in 2005 partially offset by pre-tax income from foreign subsidiaries subject to foreign taxes. The increase in the income tax provision as a percentage of total revenue in 2004 as compared to 2003 was principally related to a greater amount of our non-U.S. pretax profits being subject to tax, and to a U.S. taxable profit in 2004 versus a U.S. taxable loss in 2003. In 2005, 2004, and 2003, substantially all of our tax provision related to non-U.S. taxes.

Our effective tax rate is primarily dependent on the location of taxable profits (if any), the utilization of our net operating loss, or NOL, carryforwards in certain jurisdictions, and the imposition of withholding taxes on revenues regardless of our profitability.

At December 31, 2005 and 2004, we recorded valuation allowances against a substantial portion of our deferred tax assets. In accordance with SFAS 109 and based on all available evidence, on a jurisdictional basis, including our historical operating results, acquisition strategy, continued competition in all the markets in which we participate, the possibility of future industry consolidation and the uncertainty of predicting our future income, the valuation allowance reduces our deferred tax assets to an amount that is more likely than not to be realized. The amount of valuation allowance can be attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of reserves, tax credit carryovers, accrued expenses, and other temporary differences.

Undistributed earnings of Borland’s foreign subsidiaries amounted to approximately $49.9 million as of December 31, 2005. Approximately $13.2 million are considered to be non-permanently reinvested, and applicable residual U.S. and foreign withholding taxes of $0.8 million have been provided as if that amount were distributed at December 31, 2005. With respect to the balance of $36.7 million of foreign undistributed earnings, applicable U.S. income and non-U.S. withholding taxes have not been provided as such earnings are considered to be permanently invested in foreign operations.

Refer to Note 8 of our Notes to Consolidated Financial Statements for further information regarding the components of our income tax provision.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments.    Cash, cash equivalents and short-term investments were $175.1 million at December 31, 2005, a decrease of $46.1 million from a balance of $221.2 million at December 31, 2004. Cash, cash equivalents and short-term investments decreased due to the use of $35.1 million in cash to repurchase shares of our stock under our stock repurchase plans during 2005 and due to the use of $12.7 million and $4.4 million, net of cash acquired, for the acquisitions of Legadero and TeraQuest, respectively. Working capital decreased $57.6 million during 2005 to $106.6 million at December 31, 2005 from $164.2 million at December 31, 2004. The decrease in working capital during 2005 was due principally to the decrease in cash, cash equivalents and short-term investments. The components of working capital, net of foreign currency fluctuations, included a decrease in accounts receivable of $7.4 million, an increase deferred revenues of $7.7 million and an increase in current restructuring accruals of $2.0 million. These decreases to working capital in 2005 were partially offset by a decrease in accounts payable and accrued expenses of $1.5 million.

Net cash provided by and used in operating activities.    Net cash provided by operating activities in 2005 was $8.6 million, which included a net loss of $29.8 million, offset by net working capital sources of cash of $23.2 million and non-cash related expenses of $15.2 million. Working capital sources of cash included decreases in accounts receivable, an increase in deferred revenues and increases in both current and non-current restructuring accruals. The decrease in accounts receivable relates primarily to a decrease in revenues in 2005. Deferred revenues increased due to an increase in bookings of maintenance contracts, and current and non-current restructuring accruals increased due to charges associated with exiting a portion of an underutilized facility in Scotts Valley, California, during 2005. Working capital uses of cash resulted from a decrease in accounts payable and accrued expenses due to the timing of payments to our vendors at the end of 2005.

Net cash provided by operating activities during 2004 was $24.6 million, comprised of net income of $11.4 million net of $21.6 million in non-cash related expenses, partially offset by net working capital uses of cash of $8.4 million. Working capital uses of cash included decreases in accounts payable, accrued expenses and the short-term restructuring accrual. The net decrease in accounts payable and accrued expenses relates primarily to the timing of payments at the end of 2004. The short-term restructuring accrual decreased due to payments made for severance and facilities costs. Working capital sources of cash included an increase in accounts receivable due to the timing of sales bookings and an increase in taxes payable due to our increased profitability for 2004.

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

To the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities result from changes in working capital. Our primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by fluctuations in our accounts payable due to the timing of payments to our vendors. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be affected by the terms of accounts payable arrangements. We intend to continue to fund our operating expenses through cash flows from operations.

Net cash used in investing activities.    Net cash used in investing activities during 2005 was $1.0 million. During 2005 we had net purchases of short-term investments of $23.4 million and purchases of property and equipment of $7.2 million. We also used $12.7 million, net of cash acquired, to purchase Legadero and $4.4 million, net of cash acquired, to purchase TeraQuest. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 15 for further discussion of these acquisitions. In the future, we may utilize additional cash resources to fund other acquisitions or investments in other businesses, technologies or product lines.

Net cash used in investing activities during 2004 was $45.5 million. During 2004 we had net purchases of short-term investments of $42.4 million and purchases of property and equipment of $3.1 million.

Net cash provided by investing activities during 2003 was $10.1 million. During 2003 we received $93.2 million from the net sales of short-term investments partially offset by cash payments made of $76.9 million as consideration for the acquisitions of TogetherSoft and Starbase and purchases of property and equipment of $6.6 million.

Net cash used in and provided by financing activities.    Net cash used in financing activities during 2005 was $29.5 million, consisting primarily of $35.2 million used for the repurchase of our common stock, partially offset by $5.7 million received for the issuance of shares of our common stock from stock option exercises and employee stock purchase plan, or ESPP, purchases. In February 2004 and May 2005, our Board of Directors

authorized increases to our existing discretionary stock repurchase program of $30 million and $75 million, respectively, increasing total discretionary repurchase authorizations to $135 million. At December 31, 2005, $59.3 million remains authorized for future repurchases.

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

On April 19, 2006, we completed the acquisition of Segue. The merger was valued at approximately $105 million in cash and closed in the second quarter of 2006. We used our existing cash resources to fund this acquisition. The $105 million value of the merger used approximately 60% of the combined balance of $175 million of our cash, cash equivalents and short-term investments balances at December 31, 2005. Additionally, in consideration of expenses associated with the integration of Segue and those associated with our announced plan to seek a buyer for our IDE products (as discussed in the following paragraph) as well as the resultant changes each will require in our organization, we expect to operate unprofitably for the next several quarters. Although our cash and cash equivalents balance will be significantly reduced following the completion of the acquisition, we believe that our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months.

In February 2006, we announced our plan to seek a buyer for our integrated development environment, or IDE, products. We are currently analyzing the impact this divestiture will have on our existing business. While the specific products that we divest will not be determined until we enter into an agreement with a selected buyer, we estimate that the disposition will encompass products comprising approximately 30% of our total revenues. We also intend to make operational changes as a result of this divestiture, the impact of which has yet to be quantified.

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

Currency.    Although we utilize foreign currency forward exchange contracts to reduce our foreign currency exchange rate risk, strengthening of the United States dollar against the Euro, the United Kingdom Pound Sterling, the Australian and Singapore dollars and the Japanese Yen could harm our business. We cannot predict currency exchange rate fluctuations and there can be no assurance that foreign currency exchange rates will not have a material adverse impact on our future cash flows and operating results. Refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for additional discussion of foreign currency risk.

Contractual Obligations and Off-Balance Sheet Arrangements

Leases.    As of December 31, 2005, long-term liabilities amounted to $15.5 million, which included $2.7 million of long-term lease obligations. We lease certain of our office and operating facilities and certain furniture and equipment under various operating leases. In addition, in December 2003, we entered into a five year lease for a facility in Tokyo, Japan, which is classified as a capital lease in accordance with SFAS No. 13 “Accounting for Leases.” We recorded an obligation of $0.8 million at the time we entered into the capital lease and our minimum future lease payments will be approximately $0.2 million per year through 2008. As of December 31, 2005 we had a total obligation of $0.4 million remaining.

Our operating leases expire at various times through 2016 and at December 31, 2005, future minimum lease and sublease payments under non-cancelable operating leases and subleases and future minimum lease and sublease income under non-cancelable leases and subleases were as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$10,121	$8,303	$4,916	$4,542	$2,662	$8,202	$38,746
Restructured operating leases	3,627	3,174	2,825	2,464	616	—	12,706

Gross commitments	$13,748	$11,477	$7,741	$7,006	$3,278	$8,202	$51,452
Sublease income	(456)	(9)	—	—	—	—	(465)

Net commitments	$13,292	$11,468	$7,741	$7,006	$3,278	$8,202	$50,987

The restructured operating leases above represent total lease commitments that are not associated with continuing operations and include exited facilities located in California, North Carolina and Australia.

Additionally, we have a commitment regarding an outsourcing arrangement for portions of our information technology operations. The committed expenditures average $5.2 million per year from November 2004 through November 2014. We can terminate this contract with or without cause upon payment of a termination fee, the maximum amount of which is $2.1 million for the first year declining to $0.5 million in the final year of the contract. These amounts are not included in the operating lease commitments table above.

Indemnifications.    For information regarding indemnifications, refer to Note 15 of Notes to Consolidated Financial Statements in Item 15.

Royalties.    We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense, which was recorded in cost of license and other revenues on our Consolidated Statements of Operations, was $3.5 million, $2.7 million and $4.0 million in 2005, 2004 and 2003, respectively.

Off-Balance Sheet Arrangements.    As part of our ongoing business, we do not participate in material transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2005, we are not involved in any material unconsolidated transactions.

Related Party Transactions

For information regarding related party transactions, refer to Item 13 “Certain Relationships and Related Transactions” included in this Annual Report on Form 10-K and incorporated by reference here.

Effect of New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note 2 of Notes to Consolidated Financial Statements in Item 15.

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

During 2005, we recorded net realized foreign exchange losses of $0.5 million, included as part of interest and other income, net, in our Consolidated Statements of Operations. The foreign exchange losses were generated due primarily to fluctuation in the Euro, the United Kingdom Pound Sterling, and the Australian and Singapore dollars versus the U.S. dollar. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our inter-company receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

During 2005 we recorded unrealized foreign currency losses of $6.1 million, in cumulative other comprehensive income on our Consolidated Balance Sheets, in part, due to foreign currency movements on our long-term inter-company balances. As of December 31, 2005, we had $16.7 million, $2.9 million, $1.5 million, $1.2 million and $0.4 million in long-term inter-company balances that will be settled in Australian dollars, Singapore dollars, Japanese Yen, Brazilian Reais and South Korean Won, respectively.

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

The table below provides information about our derivative financial instruments, comprised of foreign currency forward exchange contracts as of December 31, 2005. The information is provided in U.S. dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table below presents the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates and the net fair value for our forward contracts as of December 31, 2005. All forward contracts in the table below represent contracts to buy or sell the currencies listed. All instruments mature within one month (dollar amounts in thousands):

	Notional Amount	Weighted- Average Contract Rate	Net Fair Value at December 31, 2005
Foreign currency forward exchange contracts:
Australian dollar	$2,550	0.7230	$2,547
Brazilian Real	223	2.3820	219
Canadian dollar	1,044	1.1734	1,044
Czech Koruna	(444)	24.1990	(444)
Euro	(3,527)	1.2019	(3,533)
Hong Kong dollar	677	7.7520	677
Indian Rupee	870	45.6600	862
Japanese Yen	559	118.2000	561
New Zealand dollar	403	0.6703	402
Russian Rouble	(1,169)	28.6000	(1,175)
Singapore dollar	9,983	1.6601	9,986
United Kingdom Pound Sterling	(1,306)	1.7392	(1,306)

Total	$9,863		$9,840

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our cash equivalents and short-term investments in a variety of financial instruments such as commercial paper, auction rate securities and certificates of deposit. By corporate policy, we limit the amount of our credit exposure to $5.0 million for any one commercial issuer.

We mitigate default risk by investing in securities rated at least A2/P2 as published by Standard and Poor’s and Moody’s, and by positioning our portfolio to respond appropriately to a significant reduction in the credit rating of any investment issuer. To ensure portfolio liquidity, our portfolio includes only marketable securities with active secondary and resale markets.

Cash and cash equivalents include investments, which have an original maturity of 90 days or less and short-term investments include investments which have an original maturity of 91 days up to one year. As of December 31, 2005 and December 31, 2004, we held no investments classified as long-term. At December 31, 2005, the weighted-average interest rate we earned on our cash and cash equivalents balance of $49.1 million was 4.21% and the weighted-average interest rate we earned on our short-term investments balance of $126.0 million was 4.23%. At December 31, 2004, the weighted-average interest rate we earned on our cash and cash equivalents balance of $76.4 million was 2.11% and the weighted-average interest rate we earned on our short-term investments balance of $144.8 million was 2.48%. The difference in the weighted-average interest rates associated with cash and cash equivalents and short-term investments is due primarily to interest rates on auction rate securities which are included in our short-term investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels as of December 31, 2005, it would not materially change the fair market value of our investment portfolio.

Credit Risks

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions and commercial paper. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. No single group or customer represented greater than 10% of total accounts receivable, net of allowances, as of December 31, 2005, 2004 or 2003.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY DATA

We believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance. Our revenues and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our revenues and results of operations could fluctuate significantly quarter to quarter and year to year. Significant quarterly fluctuations in revenues will cause significant fluctuations in our cash flows and the cash and cash equivalents, accounts receivable and deferred revenue accounts on our balance sheet. Causes of such fluctuations may include the volume and timing of new orders and renewals, the sales cycle for our products, the introduction of new products, return rates, product upgrades or updates by us or our competitors, changes in product mix, changes in product prices and pricing models, trends in the computer industry, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events (in thousands, except per share data):

	Fiscal 2005 (Unaudited)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	$71,005	$67,850	$66,564	$71,324
Gross profit	$54,611	$53,693	$52,415	$56,606
Restructuring, amortization of other intangibles, acquisition-related expenses and other expenses(*)	$1,240	$1,646	$16,577	$1,148
Net income (loss)	$(10,512)	$(5,268)	$(17,546)	$3,494
Net income (loss) per share—basic	$(0.14)	$(0.07)	$(0.23)	$0.04
Net income (loss) per share—diluted	$(0.14)	$(0.07)	$(0.23)	$0.04
Shares used in computing basic net income (loss) per share	76,301	76,017	77,421	80,373
Shares used in computing diluted net income (loss) per share	76,301	76,017	77,421	81,590

	Fiscal 2004 (Unaudited)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	$82,515	$77,648	$76,526	$72,859
Gross profit	$69,436	$66,833	$66,707	$61,465
Restructuring, amortization of other intangibles, acquisition-related expenses and other expenses(*)	$1,605	$5,283	$1,214	$1,739
Net income (loss)	$7,971	$(160)	$2,846	$713
Net income (loss) per share—basic	$0.10	$(0.00)	$0.04	$0.01
Net income (loss) per share—diluted	$0.10	$(0.00)	$0.03	$0.01
Shares used in computing basic net income (loss) per share	80,505	80,114	80,381	80,808
Shares used in computing diluted net income (loss) per share	82,932	80,114	81,798	82,737

(*)	Charges consisted of net restructuring costs resulting from workforce reduction activities, facility lease exit costs, amortization of other intangibles, acquisition-related expenses, acquired in-process research and development expenses, earn-out provisions associated with previous company and technology acquisitions.

Our financial statements included with this Form 10-K are set forth under Item 15 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

CEO and CFO Certifications

Included as exhibits to this Annual Report on Form 10-K are “Certifications” of the Chief Executive Officer and the Chief Financial Officer. The first form of certification is required in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). This section of the Annual Report contains the information concerning the controls evaluation referred to in Rule 13a-14(a) Certifications and this information should be read in conjunction with the Rule 13a-14(a) Certifications for a more complete understanding of the topics presented.

Evaluation of Our Disclosure Controls and Procedures

Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act rules. This evaluation and review was done under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and other management. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of internal control over financial reporting, management identified the following material weaknesses as of December 31, 2005:

We did not maintain an effective control environment based on the criteria established in the COSO framework with respect to promoting compliance with policies and procedures and the prevention or detection of the override of our controls. As a result of this control deficiency, a senior officer was able to override controls which resulted in: (1) an amendment to a sales contract creating an obligation to deliver an additional software feature without authorization of the finance and legal organization, and (2) a post-contract offer to refund the customer payment in the same transaction without authorization of the finance and legal organization. A control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. In the instances noted above, the control consciousness of certain individuals was not adequate and resulted in a lack of compliance with our established control policies and procedures. This control deficiency could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

We did not maintain effective controls over third-party contractor invoices and contracts. Specifically, effective controls were not in place in our services organization to ensure that invoices from three third-party contractors were completely and accurately recorded. In addition, effective controls were not in place over the authorization of work performed by a third-party contractor. As a result of the control deficiency, an employee was able to override controls and have contractor invoices sent directly to the services organization and, further, failed to forward those invoices to the accounts payable department in a timely fashion. As a consequence, these invoices were not reflected in our financial statements for the three and nine month periods ended September 30, 2005, and our cost of service revenue was understated This control deficiency resulted in the restatement of our interim consolidated financial statements for the quarter ended September 30, 2005 to increase cost of service revenues and related accruals by $446,000 and audit adjustments to the annual consolidated financial statements for the year ended December 31, 2005 to increase cost of service revenues and related accruals by $89,000. Additionally, this control deficiency could result in a misstatement of third-party contractor costs, revenue and deferred revenue that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Based on their assessment and because of the material weaknesses described above, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005 based on the criteria established in Internal Control – Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

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

Based on the results of the procedures we performed in connection with the preparation of the Annual Report on Form 10-K, management believes that the financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows in accordance with GAAP for the periods presented.

Changes in Internal Control Over Financial Reporting

Other than the events giving rise to the material weaknesses, described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2005 which our management concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Set forth below are the names of the members of our Board of Directors and certain information furnished by them including principal occupations, certain other directorships held by them, and their ages as of March 31, 2006. Our Board of Directors presently consists of seven directors. Mr. Fuller’s term expires immediately prior to the 2006 Annual Meeting of Stockholders. Effective immediately upon the commencement of the 2006 Annual Meeting, the number of directors on our Board will be reduced to six. Each director’s term of office as a director is until the next annual meeting of stockholders and until his successor is elected and qualified or until his earlier resignation or removal. There are no arrangements pursuant to which our directors were selected.

Name	Age	Position	Year First Elected Director
Tod Nielsen	40	President, Chief Executive Officer and Director	2005
John F. Olsen	54	Director	2005
William K. Hooper	50	Chairman of the Board	1999
Charles J. Robel	56	Director	2003
Mark Garrett	48	Director	2005
Dale Fuller	47	Director	1999
T. Michael Nevens	56	Director	2004

John F. Olsen

Mr. Olsen has served as a director since February 2005. Since 2004, Mr. Olsen has been a private investor. From 2001 to 2004, Mr. Olsen served as President and Chief Operating Officer of Business Objects, a provider of business intelligence solutions. Prior to joining Business Objects, he was President and Chief Executive Officer of Marimba, Inc., a provider of Internet infrastructure management solutions from July 2000 to October 2000. From 1993 to 2000, Mr. Olsen served as president of the Design Realization Group of Cadence Design Systems, Inc. Before joining Cadence in 1993, Mr. Olsen held the position of partner, Strategic Services, at KPMG Peat Marwick. Mr. Olsen holds a Master of Science degree in Management Science from the University of South Florida, and a Bachelor of Science degree in Industrial Engineering from Iowa State University.

William K. Hooper

Mr. Hooper has served as Chairman of the Board since May 2004 and as a director since May 1999. Mr. Hooper served as the President of Monterey Plaza Hotel Corporation from 1994 to 2005. Mr. Hooper was president of Woodside Hotels and Resorts Group Services Corporation from 1995 to 2004. Mr. Hooper also serves as an advisor to Acuity II Ventures, a venture capital investment fund. Mr. Hooper is a graduate of the Stanford Graduate School of Business and a graduate of Dartmouth College.

Charles J. Robel

Mr. Robel has served as a director since April 2003. From June 2000 until December 2005, Mr. Robel was a General Partner and Chief Operating Officer for Hummer Winblad Venture Partners, a venture capital fund focused on software companies. Mr. Robel holds a seat on the board of directors of Informatica Corporation, a data integration and software services company. From 1985 until June 2000, Mr. Robel was a partner with PricewaterhouseCoopers LLP. Mr. Robel received a Bachelor of Science in Accounting from Arizona State University.

Mark Garrett

Mr. Garrett has served as a director since December 2005. Mr. Garrett currently serves as Senior Vice President and Chief Financial Officer of the Software Group of EMC Corporation (“EMC”), a capacity he has held since June 2004, his most recent position since EMC’s acquisition of Documentum, Inc. (“Documentum”) in December 2003. Mr. Garrett first joined Documentum as Executive Vice President and Chief Financial Officer in 1997, holding that position through October 1999 and then re-joining Documentum as Executive Vice President and Chief Financial Officer in 2002. From January 2002 through July 2002, Mr. Garrett was Chief Financial Officer of Marimba, an enterprise software company. From April 2000 through December 2001, he held the position of Chief Financial Officer at Homestead Technologies, Inc., a website design company. Prior to Homestead, Mr. Garrett was the Chief Financial Officer of Fogdog Sports, an online retailer of sports apparel and equipment, from November 1999 through March 2000. Mr. Garrett holds an M.B.A. from Marist College and an undergraduate degree in both Accounting and Marketing from Boston University.

Dale Fuller

Mr. Fuller has been a director of Borland since April 1999 and served as president and CEO of Borland from 1999 to 2005. Fuller has more than 25 years of experience in general management, marketing, and business development in the technology industry. Before being named president and chief executive officer of Borland, Fuller was president and chief executive officer of WhoWhere? Inc., one of the leading community sites on the Internet. Before WhoWhere?, Fuller was a vice president and general manager at Apple Computer. From 1994 to 1996, he was with NEC Technologies, Inc. as vice president and general manager, Portable Computer Systems.

T. Michael Nevens

Mr. Nevens has served as a director since February 2004. Since 2002, Mr. Nevens has been a private investor. From 1995 to 2002, Mr. Nevens served as a director and was managing partner of the Global High Tech Practice of McKinsey & Company, a business management consulting firm. Mr. Nevens currently serves as a member of the board of directors of Broadvision, Inc., a provider of web self-service solutions. Mr. Nevens holds a B.S. in Physics from the University of Notre Dame and an M.S. in Industrial Administration from the Krannert School of Purdue University.

Background of Executive Officers, including a Director who is an Employee of Borland

Information with respect to our executive officers and an employee director is included under Part I, Item 1. Business—Executive Officers, and is incorporated by reference here.

There are no family relationships among any of our executive officers, directors or persons nominated to become directors.

Identification of Audit Committee and Financial Expert

Our Audit Committee is comprised of directors Mr. Robel (Chairman), Mr. Nevens, Mr. Olsen, and Mr. Garrett and was established in accordance with Section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)). All of such members satisfy the independence criteria of the National Association of Securities Dealers, Inc. for serving on an audit committee. SEC regulations require us to disclose whether our Board of Directors has determined that a director qualifying as a “financial expert” serves on our Audit Committee. Our Board of Directors has determined that Mr. Robel is an “audit committee financial expert” as such term is defined in applicable rules and regulations based on, among other things, his education and experience as a public accountant and partner of a venture capital fund. Mr. Robel served as a partner with PricewaterhouseCoopers LLP from 1985 until 2000. Our Board of Directors has also determined that Mr. Garrett is an “audit committee financial expert” as such term is defined in applicable rules and regulations based on, among other things, his education and experience as a Chief Financial Officer of several companies.

Material Changes to the Procedures by which Stockholders May Recommend Nominees to our Board

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent (10%) of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC and the NASDAQ Stock Market. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of the Forms 3, 4 and 5 filed by or received from its reporting persons (or written representations received from such persons), we believe all reports required by Section 16(a) to be filed by our officers, directors and greater than ten percent (10%) beneficial owners were filed on time during the year ended December 31, 2005.

Adoption of Code of Conduct

We have adopted a written Code of Conduct applicable to all of our Board members, employees and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Conduct is posted on our website at http://www.borland.com. under the headings Company/Investor Relations/Corporate Governance. Amendments to, and waivers from, the code of ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, and that relates to any element of the code of conduct definition enumerated in Item 406(b) of Regulation S-K will be disclosed at the website address provided above and, to the extent required by applicable regulations, on a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

Named Executive Officer Compensation

The following table shows, for the fiscal years ended December 31, 2005, 2004 and 2003, information about the compensation earned by our Chief Executive Officer, our other executive officers serving as such on December 31, 2005, and two former executive officers who would have been listed but for the fact that they were no longer serving as executive officers on December 31, 2005. As used in this Annual Report on Form 10-K, the term “Named Executive Officers” means all persons identified in the Summary Compensation Table.

SUMMARY COMPENSATION TABLE

	Year		Annual Compensation					Long-Term Compensation			All Other Compen- sation ($)
Name and Principal Position			Salary ($)	Bonus ($)		Other Annual Compensation ($)(1)		Restricted Stock Awards ($)		Securities Underlying Options (#)
Tod Nielsen President and Chief Executive Officer	2005 2004 2003	(2)	172,602 — —	1,000,000 — —	(3)	82,711 — —	(4)	1,605,000 — —	(5)	1,500,000 — —	— — —

Kenneth R. Hahn Senior Vice President and Chief Financial Officer	2005 2004 2003		350,000 322,538 280,000	— 100,628 63,445		4,911 — 120,656	(6) (10)	708,750 — 462,500	(7) (11)	100,000 150,000 25,000	6,300 6,582 6,432	(8) (9) (12)

Timothy J. Stevens Senior Vice President, General Counsel and Corporate Secretary	2005 2004 2003	(17)	260,000 262,000 66,000	— 78,053 —		3,572 — 1,154	(13) (18)	510,300 — —	(14)	50,000 150,000 150,000	6,300 6,258 108	(15) (16) (19)

Mathew Thompson Senior Vice President, Worldwide Sales	2005 2004 2003	(25)	300,000 302,308 66,923	— 210,000 —		4,960 4,967 —	(20) (23)	623,700 — —	(21)	25,000 150,000 250,000	6,451 6,870 180	(22) (24) (26)

Dale L. Fuller Former President and Chief Executive Officer	2005 2004 2003	(27)	623,077 1,209,231 900,000	— — 300,000		6,314 6,947 137,818	(28) (30) (32)	— — —		500,000 — —	1,073,914 6,172 5,970	(29) (31) (33)

Scott J. Arnold Former Acting Chief Executive Officer and Former Senior Vice President and Chief Operating Officer	2005 2004 2003	(34) (38)	417,115 453,461 74,423	— 196,750 —		3,572 — —	(35)	— — —		— 150,000 450,000	771,300 6,630 80	(36) (37) (39)

(1)

Mr. Nielsen has access to a golf club membership paid for by us. During their tenures with us, Messrs. Fuller and Arnold had access to such golf club membership. The value of the membership is $415,100, which includes $400,000 for the initial purchase of the membership, $12,600 in annual fees and a $2,500 membership transfer fee. These amounts are not reflected in the table above, as it would be difficult for us to pro-rate the respective values to each of the respective Named Executive Officers.

(2)	Mr. Nielsen’s employment began with us on November 9, 2005. The amounts shown for 2005 were earned in respect to service between November 9, 2005 and December 31, 2005.
(3)	Represents a signing bonus.
(4)	Represents $50,000, grossed-up for taxes, to cover other incidental relocation costs; $5,000 for reasonable legal fees incurred in connection with the negotiation and execution of Mr. Nielsen’s Employment Agreement; $6,711 for reasonable temporary housing costs; and $21,000 for the purchase of a used car.
(5)	On November 9, 2005, Mr. Nielsen was granted 250,000 shares of restricted stock. The aggregated value of these restricted shares identified in the compensation table is as of the date of grant. The restricted stock vests in full four years from the date of grant; provided, however, 125,000 of the shares shall vest early upon achievement of corporate performance targets established by the Compensation Committee of the Board of Directors for the 2006 fiscal year and 125,000 of the shares shall vest early upon achievement of corporate performance targets established by the Compensation Committee of the Board of Directors for the 2007 fiscal year. On March 14, 2006, the Compensation Committee of the Board of Directors established the corporate performance targets for Mr. Nielsen’s restricted stock award for fiscal 2006. Specifically, if we recognize revenue for the 2006 fiscal year from sales of our Application Lifecycle Management (“ALM”) products and services in an amount established by the Compensation Committee of the Board of Directors, then 60% of the restricted stock applicable to fiscal 2006, or 75,000 shares, will vest. An additional 40% of the restricted stock applicable to fiscal 2006, or 50,000 shares, will vest based on our achieving quarterly Non-GAAP earnings per share targets as established by the Compensation Committee of the Board of Directors, subject to achievement by the Company of the ALM revenue threshold. All vesting related to the 2006 fiscal year pursuant to Mr. Nielsen’s stock award shall occur at the end of the 2006 fiscal year upon the determination of the Compensation Committee of the Board of Directors that the performance goals have been achieved. The award may also vest earlier in connection with a change of control. Please see Part III. Item 11. Executive Compensation – Employment Agreements and Termination of Employment and Change-Of-Control Arrangements. As of December 31, 2005, Mr. Nielsen continued to hold 250,000 shares of this restricted stock award. The aggregate value of these restricted shares was $1,632,500, as of the last trading day of fiscal 2005 ($6.53). The restricted shares held by Mr. Nielsen are not eligible to receive dividends.
(6)	Represents a payment of $4,911 for travel expenses for Mr. Hahn’s family incurred in accompanying him to a business meeting with our personnel, of which $1,756 represents a tax gross-up.
(7)	On November 4, 2005, Mr. Hahn was granted 125,000 shares of restricted stock. The aggregated value of these restricted shares identified in the compensation table is as of the date of grant. The restricted stock vests quarterly over a period of 24 months following the date of approval; provided however, that all unvested shares shall automatically vest in the event of an involuntary or constructive termination of employment within the period beginning two months before and ending 12 months following the consummation of a change in control. As of December 31, 2005, Mr. Hahn continued to hold 125,000 shares of this restricted stock award. The aggregate value of those restricted shares was $816,250, as of the last trading day of fiscal 2005 ($6.53). The restricted shares held by Mr. Hahn are not eligible to receive dividends.
(8)	Represents employer matching contributions to the 401(k) Plan.
(9)	Represents employer matching contributions to the 401(k) Plan in the amount of $6,150 and group term life insurance premiums paid by us in the amount of $432.
(10)	Represents a tax gross-up with respect to relocation bonus and expenses of $52,740, a payment in the amount of $13,164 for accrued but unused vacation and relocation expenses of $54,752.
(11)	On November 3, 2003, Mr. Hahn was granted 50,000 shares of restricted stock. The aggregated value of these restricted shares identified in the compensation table is as of the date of grant. The restricted stock vests annually over five years subject to continued employment as follows: 5% on November 3, 2004, 10% on November 3, 2005, 15% on November 3, 2006, 20% on November 3, 2007 and the remaining 50% on November 3, 2008. As of December 31, 2005, Mr. Hahn continued to hold 42,500 shares of this restricted stock award. The aggregate value of those restricted shares was $277,525 as of December 31, 2005, as of the last trading day of fiscal 2005 ($6.53). The restricted shares held by Mr. Hahn are not eligible to receive dividends.
(12)	Represents employer matching contributions to the 401(k) Plan in the amount of $6,000, and group term life insurance premiums paid by us in the amount of $432.
(13)	Represents a payment of $3,572 for travel expenses for Mr. Stevens’ family incurred in accompanying him to a business meeting with our personnel, of which $1,277 represents a tax gross up.
(14)	On November 4, 2005, Mr. Stevens was granted 90,000 shares of restricted stock. The aggregated value of these restricted shares identified in the compensation table is as of the date of grant. The restricted stock vests quarterly over a period of 24 months following the date of approval; provided however, that all unvested shares shall automatically vest in the event of an involuntary or constructive termination of employment within the period beginning two months before and ending 12 months following the consummation of a change in control. As of December 31, 2005, Mr. Stevens continued to hold 90,000 shares of this restricted stock award. The aggregate value of those restricted shares was $587,700, as of the last trading day of fiscal 2005 ($6.53). The restricted shares held by Mr. Stevens are not eligible to receive dividends.
(15)	Represents employer matching contributions to the 401(k) Plan.
(16)	Represents employer matching contributions to the 401(k) Plan in the amount of $6,150 and group term life insurance premiums paid by us in the amount of $108.
(17)	Mr. Stevens’ employment began on October 1, 2003. The amounts shown for 2003 were earned in respect to service between October 1, 2003 and December 31, 2003.

(18)	Represents a payment for accrued but unused vacation.
(19)	Represents group term life insurance premiums paid by us.
(20)	Represents a payment of $4,960 for travel expenses for Mr. Thompson’s family incurred in accompanying him to a business meeting with our personnel, of which $1,773 represents a tax gross up.
(21)	On November 4, 2005, Mr. Thompson was granted 110,000 shares of restricted stock. The aggregate value of these restricted shares identified in the compensation table is as of the date of grant. The restricted stock vests quarterly over a period of 24 months following the date of approval; provided however, that all unvested shares shall automatically vest in the event of an involuntary or constructive termination of employment within the period beginning two months before and ending 12 months following the consummation of a change in control. As of December 31, 2005, Mr. Thompson continued to hold 110,000 shares of this restricted stock award. The aggregate value of those restricted shares was and $718,300, as of the last trading day of fiscal 2005 ($6.53). The restricted shares held by Mr. Stevens are not eligible to receive dividends.
(22)	Represents employer matching contributions to the 401(k) Plan in the amount of $6,300 and a personal gift in the amount of $151.
(23)	Represents a payment of $4,967 for travel expenses for Mr. Thompson’s family incurred in accompanying him to a business meeting with our personnel, of which $1,776 represents a tax gross up.
(24)	Represents employer matching contributions to the 401(k) Plan in the amount of $6,150 and group term life insurance premiums paid by us in the amount of $720.
(25)	Mr. Thompson’s employment began on October 13, 2003. The amounts shown for 2003 were earned in respect to service between October 13, 2003 and December 31, 2003.
(26)	Represents group term life insurance paid by us.
(27)	Mr. Fuller resigned as an executive officer on July 7, 2005. The amounts shown for 2005 were paid to him between January 1, 2005 and July 7, 2005.
(28)	Represents a payment of $6,314 for travel expenses for Mr. Fuller’s family incurred in accompanying him to a business meeting with our personnel, of which $2,717 represents a tax gross up.
(29)	Represents a severance payment of $1,200,000, less a vacation liability of $129,946, which was repaid to us, employer matching contributions to the 401(k) Plan in the amount of $3,500 and group term life insurance premiums paid by us in the amount of $360.
(30)	Represents a payment of $6,947 for travel expenses for Mr. Fuller’s family incurred in accompanying him to a business meeting with our personnel, of which $3,644 represents a tax gross up.
(31)	Represents employer matching contributions to the 401(k) Plan in the amount of $5,452 and group term life insurance premiums paid by us in the amount of $720.
(32)	Represents a payment of $129,946 for accrued but unused vacation, and $7,872 for travel expenses for Mr. Fuller’s family incurred in accompanying him to a business meeting with our personnel, of which $4,129 represents a tax gross up.
(33)	Represents employer matching contributions to the 401(k) Plan in the amount of $5,250 and group term life insurance premiums paid by us in the amount of $720.
(34)	Mr. Arnold resigned as an executive officer on December 2, 2005.
(35)	Represents a payment of $3,572 for travel expenses for Mr. Arnold’s family incurred in accompanying him to a business meeting with our personnel, of which $1,277 represents a tax gross up.
(36)	Represents an initial severance payment in the amount of $450,000, the balance of $315,000 is to be paid in June 2006, and employer matching contributions to the 401(k) Plan in the amount of $6,300.
(37)	Represents employer matching contributions to the 401(k) Plan in the amount of $6,150 and group term life insurance premiums paid by us in the amount of $480.
(38)	Mr. Arnold’s employment began on November 1, 2003. The amounts shown for 2003 were earned in respect to service between November 1, 2003 and December 31, 2003.
(39)	Represents group term life insurance premiums paid by us.

OPTION GRANTS IN LAST FISCAL YEAR

The following table shows individual stock option grants made during the fiscal year ended December 31, 2005 to our Named Executive Officers. The following table also presents the potential aggregate increase in our market capitalization. The potential realizable value is calculated based on the applicable term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the SEC and does not represent our prediction of our stock price performance. The potential realizable values at 5% and 10% appreciation are calculated by:

•	multiplying the number of shares of common stock subject to a given option by the exercise price per share;

•	assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table until the expiration of the option; and

•	subtracting from that result the aggregate option exercise price.

Actual gains, if any, on stock option exercises depend on the future performance of our common stock and overall market conditions and the numbers in the table below do not represent an estimate of future stock price growth.

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)(1)		Percentage of Total Options Granted to Employees in Fiscal Year (%)(2)	Exercise or Base Price ($/per Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)
						5%	10%
Tod Nielsen	1,500,000	(3)	20.8	6.42	11/9/15	6,056,255	15,347,740
Kenneth R. Hahn	100,000	(4)	1.4	5.67	11/4/15	356,583	903,652
Timothy J. Stevens	50,000	(4)	0.7	5.67	11/4/15	178,292	451,826
Matthew A. Thompson	25,000	(4)	0.3	5.67	11/4/15	89,146	225,913
Dale L. Fuller	500,000	(5)	6.9	9.40	2/2/15	2,955,805	7,490,590
Scott J. Arnold	—		—	—	—	—	—

(1)	Each stock option granted during the year ended December 31, 2005 has a maximum term of ten years, subject to earlier termination upon the optionee’s cessation of service to us, and has an exercise price equal to the fair market value of our common stock on the date of grant.
(2)	Based on a total 7,218,451 shares, subject to options granted to employees in the year ended December 31, 2005, excluding options granted to consultants and non-employee directors.
(3)	Mr. Nielsen’s stock option vests 25% one year from the date of grant and ratably over the next three years on a monthly basis. The option grant shall remain exercisable for a fifteen month period measured from the date of termination of service with us, subject to the maximum term of ten years.
(4)	Messrs. Hahn, Stevens and Thompson’s stock options vest quarterly over the 24 month period following the date of grant, subject to acceleration under certain circumstances involving a change in control of Borland.
(5)	Mr. Fuller’s stock option became fully vested on the date of his termination of employment. The option grant shall remain exercisable for a twenty-four (24) month period measured from the date of last service with Borland as a director.

AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END STOCK OPTION VALUES

No stock options were exercised by the Named Executive Officers during the fiscal year ended December 31, 2005. The following table provides the specified information concerning exercises of options the value of unexercised options held by our Named Executive Officers as of December 31, 2005.

Name	Number of Securities Underlying Unexercised Options at Year-End (#)(1)		Value of Unexercised In-The-Money Options at Fiscal Year-End ($)(2)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Tod Nielsen	—	1,500,000	—	165,000
Kenneth R. Hahn	475,000	100,000	—	86,000
Timothy J. Stevens	300,000	50,000	—	43,000
Matthew A. Thompson	400,000	25,000	—	21,500
Dale L. Fuller	1,654,158	—	1,446,629	—
Scott J. Arnold	600,000	—	—	—

(1)	Options are subject to acceleration provisions as described in Part III. Item 11. Employment Agreements and Termination of Employment Agreements and Change-Of-Control Arrangements.
(2)	Value of options at fiscal year-end is based on the closing price of our common stock on Friday, December 30, 2005 on the NASDAQ National Market of $6.53, minus the exercise price.

Director Compensation

It is the general policy of our Board of Directors that compensation for non-employee directors should be a mix of cash and equity-based compensation. Other than as provided below, there were no other arrangements pursuant to which any director was compensated during the year ended December 31, 2005 for service as a director. We do not provide any retirement benefits or other perquisites to our directors.

Fees

We pay cash fees to each non-employee director for his or her services. Fees paid include an annual retainer of $20,000 and a flat fee, subject to certain fee caps described below, for attendance at each meeting of our Board of Directors and for attendance at each meeting of a Board committee on which they serve as follows:

Regularly Scheduled Board of Directors Meetings
Non-employee Director	$2,000 per meeting
Chairman	$3,000 per meeting

Special Telephonic Board Meetings (fees limited to 10 meetings per year)
Non-employee Director	$1,000 per meeting
Chairman	$1,500 per meeting

Audit Committee Meetings (fees limited to 10 meetings per year)
Non-employee Director	$2,000 per meeting
Chairman	$3,000 per meeting

Compensation Committee Meetings (fees limited to 6 meetings per year)
Non-employee Director	$1,000 per meeting
Chairman	$1,500 per meeting

Nominating & Governance Committee Meetings (fees limited to 4 meetings per year)
Non-employee Director	$1,000 per meeting
Chairman	$1,500 per meeting

The sole employee director receives no additional cash compensation for his service on our Board of Directors or any Board committee. All directors are reimbursed for their expenses in connection with their service on our Board Directors and its committees.

Stock Options

Under the automatic option grant program in effect under our 2002 Stock Incentive Plan, eligible non-employee members of our Board of Directors receive a series of option grants over their period of service on our Board of Directors. Those option grants are as follows:

Initial Grant. At the time of his or her initial election or appointment to the Board of Directors, each new non-employee directors receives an option grant for 30,000 shares of our common stock, provided such individual has not previously been in our employ.

Annual Grant. On the first trading day in July each year, each individual who is at that time serving as a non-employee director receives one or more automatic stock option grants in accordance with the following formula:

(i) each non-employee director on that annual grant date receives an option for 12,500 shares of our common stock, except that the chairperson of our Board of Directors receives an option grant for 17,500 shares;

(ii) each non-employee director who is serving as a member of any of our Board committees also receives an additional option grant for 1,000 shares of our common stock for each committee on which he or she is serving on the annual grant date; and

(iii) each non-employee director who is also serving as the chairperson of any Board committee at that time receives an additional option grant for 1,000 shares of our common stock for each committee on which he or she is serving as chairperson on the annual grant date.

There is no limit on the number of annual option grants any one eligible non-employee director may receive over his or her period of continued service on our Board of Directors, and non-employee directors who have previously been in our employ are eligible to receive one or more annual grants over their period of service on our Board of Directors.

Each automatic grant has an exercise price per share equal to the fair market value per share of our common stock on the grant date and has a maximum term of ten years, subject to early termination upon the later of (i) 12 months after the date of the optionee’s cessation of service on our Board of Directors for any reason or (ii) three months after the date the optionee is first free to sell the option shares without contravention of applicable federal and state securities laws. Each automatic option is immediately exercisable for all of the option shares. However, any shares purchased under such option will be subject to repurchase by us, at the lower of the exercise price paid per share or the fair market value per share, should the optionee cease service on our Board of Directors prior to vesting in those shares.

The shares subject to each initial and annual automatic option grant vest as follows: one-third of those option shares vest upon the optionee’s completion of one year of service on our Board of Directors measured from the grant date of that option, and the remaining option shares vest in a series of twenty-four successive equal monthly installments upon the optionee’s completion of each of the next 24 months of continued service on our Board of Directors thereafter. However, the shares subject to each initial and annual option grant vest in full on an accelerated basis should we experience certain changes in control or ownership or should the optionee die or become disabled during his or her period of service on our Board of Directors. Refer to Part III, Item 11 Executive Compensation—Employment Agreements and Termination of Employment Agreements and Change-Of-Control Arrangements below for additional information.

The following sets forth the cash and equity-based compensation for non-employee directors in 2005:

Name of Non-Employee Director	Annual Retainer ($)	Board Meeting Fees ($)	Committee Meeting Fees ($)	Total Cash Compensation ($)	Number of Option Shares Granted (#)
Robert Dickerson(1)(2)	7,362	9,000	500	16,862	—
William K. Hooper	20,000	28,500	28,250	76,750	21,500
Robert H. Kohn(1)(3)	7,362	7,000	750	15,112	—
William F. Miller(1)(4)	19,130	11,000	13,000	43,130	13,500
Charles J. Robel	20,000	19,000	34,500	73,500	15,500
T. Michael Nevens	20,000	16,000	29,000	65,000	15,500
Gregory Slayton(1)(5)	9,888	9,000	—	18,888	42,500
John F. Olsen(1)(6)	17,388	14,000	8,000	39,388	44,500
Dale Fuller(7)	9,673	8,000	—	17,673	—
Mark Garrett(1)(8)	869	—	—	869	30,000

(1)	Annual retainer is prorated to reflect time served on our Board of Directors.
(2)	Mr. Dickerson served on our Board of Directors until May 2005.
(3)	Mr. Kohn served on our Board of Directors until May 2005.
(4)	Dr. Miller served on our Board of Directors until December 2005.
(5)	Mr. Slayton joined our Board of Directors in February 2005 and served until August 2005.
(6)	Mr. Olsen joined our Board of Directors in February 2005.
(7)	Mr. Fuller became a non-employee director in July 2005.
(8)	Mr. Garrett joined our Board of Directors in December 2005.

Employment Agreements and Termination of Employment Agreements and Change-Of-Control Arrangements

Employment Agreements

Tod Nielsen

We are a party to an employment agreement with Tod Nielsen, dated as of November 1, 2005 and amended effective as of November 1, 2005 (the “Nielsen Employment Agreement”). Pursuant to the Nielsen Employment Agreement, Mr. Nielsen has agreed to serve as our President and Chief Executive Officer at a base salary of $600,000 per year. Mr. Nielsen is also eligible to receive a bonus of up to 150% of his annual salary under Borland’s Incentive Compensation Plan for Executive Officers based on attainment of corporate performance targets established by the Compensation Committee. He is also eligible to receive a discretionary bonus payment based on the Compensation Committee’s recommendation. Should Mr. Nielsen be terminated for any reason other than for misconduct, constructive termination or change in control of Borland, Mr. Nielsen will be entitled to a severance payment equal to his annual base salary provided he signs a general release in favor of Borland. Should Mr. Nielsen be terminated in connection with a change in control, he will be entitled to a severance payment equal to his annual salary and bonuses (in an amount no less than the average for the last two years or his Incentive Compensation Plan bonus target of 100% of his base salary, whichever is higher), payable in a lump sum. Mr. Nielsen will also be entitled to full acceleration of any unvested and outstanding option, restricted stock and any other unvested and outstanding equity award in connection with a change in control of Borland.

In connection with the Nielsen Employment Agreement, Mr. Nielsen was issued 250,000 shares of restricted stock. The restricted stock vests in full four years from the date of grant; provided, however, 125,000 of the shares shall vest early upon achievement of corporate performance targets established by the Compensation Committee for the 2006 fiscal year and 125,000 of the shares shall vest early upon achievement of corporate performance targets established by the Compensation Committee for the 2007 fiscal year. On March 14, 2006, the Compensation Committee established the corporate performance targets for Mr. Nielsen’s restricted stock award for fiscal 2006. Specifically, if we recognize revenue for the 2006 fiscal year from sales of our Application Lifecycle Management products and services in an amount established by the Compensation Committee, then 60% of the restricted stock applicable to fiscal 2006, or 75,000 shares, will vest. An additional 40% of the restricted stock applicable to fiscal 2006, or 50,000 shares, will vest based on our achieving quarterly Non-GAAP earnings per share targets as established by the Compensation Committee, subject to achievement by the Company of the ALM revenue threshold. All vesting pursuant to Mr. Nielsen’s stock award shall occur at the end of the 2006 fiscal year upon the determination of the Compensation Committee that the performance goals have been achieved.

Kenneth R. Hahn

We are a party to an employment agreement with Kenneth R. Hahn, dated August 7, 2002, as amended October 22, 2002, June 7, 2004, May 12, 2005 and October 27, 2005, respectively. Mr. Hahn serves as our Senior Vice President and Chief Financial Officer at a base salary of $350,000 per year. Mr. Hahn is also eligible to receive a bonus of up to 75% of his annual base salary pursuant to the Incentive Compensation Plan for Executive Officers, based on attainment of corporate performance targets established by the Compensation Committee.

The May 12, 2005 amendment to the employment agreement provides for Mr. Hahn to be paid a “gross-up” payment if any benefit or payment to be received by Mr. Hahn from us is subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended.

The October 27, 2005 amendment (the “October Amendment”) to the employment agreement changed the terms of Mr. Hahn’s severance benefits. The October Amendment provides for (i) a severance payment equal to 50% of Mr. Hahn’s annual base salary and (ii) continuation of health coverage by having Borland pay Mr. Hahn’s COBRA premiums for up to twelve months in the event that Mr. Hahn’s employment with us is terminated without cause other than in connection with a change of control and provided that he signs a general release in favor of Borland. The October Amendment provides for (i) a severance payment equal to 100% of

Mr. Hahn’s annual base salary; (ii) continuation of health coverage by having Borland pay Mr. Hahn’s COBRA premiums for up to twelve months; and (iii) accelerated vesting of all future equity awards, if any, in the event that Mr. Hahn’s employment is terminated without cause or constructively within the period beginning two months prior to and ending twelve months following the consummation of a change in control of Borland and provided that he signs a general release in favor of Borland.

On October 27, 2005, Mr. Hahn was granted an equity award consisting of an option to purchase 100,000 shares of stock and 125,000 shares of restricted stock (collectively, the “Stock Awards”). The Stock Awards became effective on November 4, 2005. The options have an exercise price and the restricted stock has a value equal to the fair market value of our common stock at the close of trading on November 4, 2005. The Stock Awards vest quarterly over the twenty-four months following the date of grant, provided however that all unvested shares subject to such Hahn Stock Awards shall automatically vest in the event Mr. Hahn’s employment is terminated without cause or constructively within the period beginning two months prior to and ending twelve months following the consummation of a change of control of Borland and provided that he signs a general release in favor of Borland.

Timothy J. Stevens

We are party to an employment agreement with Timothy J. Stevens, dated September 17, 2003, as amended March 4, 2004 and October 27, 2005. Mr. Stevens serves as our Senior Vice President, General Counsel and Corporate Secretary at a base salary of $260,000 per year. Mr. Stevens is also eligible to receive a bonus of up to 75% of his annual base salary pursuant to the Incentive Compensation Plan for Executive Officers, based on attainment of corporation performance targets established by the Compensation Committee.

The October 27, 2005 amendment to the employment agreement changed the terms of Mr. Stevens’ severance benefits (the “October Stevens Amendment”). With respect to an involuntary termination without cause (other than in connection with a change in control), the October Stevens Amendment provides for (i) a severance payment equal to 50% of Mr. Stevens’ annual base salary and (ii) continuation of health coverage by having Borland pay Mr. Stevens’ COBRA premiums for up to twelve months in the event that Stevens’ employment with us is terminated without cause other than in connection with a change of control and that provided he signs a general release in favor of Borland. The October Stevens Amendment provides for (i) a severance payment equal to 100% of Mr. Stevens’ annual base salary; (ii) continuation of health coverage by having Borland pay the executive’s COBRA premiums for up to twelve months; and (iii) accelerated vesting of all future equity awards, if any, in the event that Mr. Stevens’ employment is terminated without cause or constructively within the period beginning two months prior to and ending twelve months following the consummation of a change in control of Borland and that provided he signs a general release in favor of Borland.

On October 27, 2005 Mr. Stevens was granted an equity award consisting of an option to purchase 50,000 shares of stock and 90,000 restricted stock (the “Stevens Stock Awards”). The Stevens Stock Awards became effective on November 4, 2005. The options have an exercise price and the restricted stock has a value equal to the fair market value of our common stock at the close of trading on November 4, 2005. The Stevens’ Stock Awards vest quarterly over the twenty-four months following the date of grant, provided however that all unvested shares subject to such Stevens Stock Awards shall automatically vest in the event Mr. Stevens’ employment is terminated without cause or constructively within the period beginning two months prior to and ending twelve months following the consummation of a change of control of Borland and provided that he signs a general release in favor of Borland.

Matthew A. Thompson

We are party to an employment agreement with Matthew A. Thompson, dated October 1, 2003, as amended October 27, 2005. Mr. Thompson serves as our Senior Vice President, Worldwide Sales at a base salary of $300,000. Mr. Thompson is also eligible to receive a bonus of up to 150% of his annual salary pursuant to the Incentive Compensation Plan for Executive Officers, based on attainment of corporation performance targets established by the Compensation Committee.

On November 3, 2004, Mr. Thompson was granted an option to purchase 150,000 shares of stock pursuant to the 2002 Stock Incentive Plan (“2004 Grant”).

The October 27, 2005 addendum to the employment agreement changed the terms of Mr. Thompson’s severance benefits (the “October Thompson Amendment”). The October Thompson Amendment provides for (i) a severance payment equal to 50% of Mr. Thompson’s annual base salary and (ii) continuation of health coverage by having Borland pay Mr. Thompson’s COBRA premiums for up to twelve months in the event that Mr. Thompson’s employment with us is terminated without cause other than in connection with a change of control and that provided he signs a general release in favor of Borland. The October Thompson Amendment provides for (i) a severance payment equal to 100% of Mr. Thompson’s annual base salary; (ii) continuation of health coverage by having Borland pay Mr. Thompson’s COBRA premiums for up to twelve (12) months; and (iii) accelerated vesting of all future equity awards, if any, in the event that Mr. Thompson’s employment is terminated without cause or constructively within the period beginning two months prior to and ending twelve months following the consummation of a change in control of Borland and that provided he signs a general release in favor of Borland.

On October 27, 2005, Mr. Thompson was granted an equity award consisting of an option to purchase 25,000 shares of stock and 110,000 restricted stock (the “Thompson Stock Awards”). The Thompson Stock Awards became effective on November 4, 2005. The options have an exercise price and the restricted stock has a value equal to the fair market value of our common stock at the close of trading on November 4, 2005. The Thompson Stock Awards vest quarterly over the twenty-four months following the date of grant, provided however that all unvested shares subject to such Thompson Stock Awards shall automatically vest in the event Mr. Thompson’s employment is terminated without cause or constructively within the period beginning two months prior to and ending twelve months following the consummation of a change of control of Borland and provided that he signs a general release in favor of Borland.

Termination of Employment Agreements

Dale L. Fuller

Dale L. Fuller stepped down as President and Chief Executive Officer of Borland on July 7, 2005 (the “Termination Date”) and pursuant to the terms of the Employment Agreement dated January 1, 2001, as amended on July 1, 2003, Mr. Fuller received from us, a cash lump sum payment of $1.2 million (the “Fuller Employment Agreement”). Pursuant to the Fuller Employment Agreement, all unvested stock options accelerated upon his termination and he has the right to exercise his stock options for a period of twenty-four months from his last date of his service to Borland, which is expected to be June 5, 2006, the completion date of his term as a director of Borland.

Scott J. Arnold

We are party to a Separation Agreement with Scott Arnold, dated December 2, 2005 (the “Separation Date”). Under the agreement, Mr. Arnold stepped down as our Executive Vice President and Chief Operating Officer effective December 2, 2005. In consideration of a general release of claims, Mr. Arnold received a cash severance payment of $450,000 and he will receive an additional $315,000 in June 2006.

Change-Of-Control Arrangements

2002 Stock Incentive Plan

If we sell substantially all of our assets, or we are involved in any merger or any consolidation in which we are not the surviving corporation, or if there is any other change of control, all outstanding awards under the 2002 Stock Incentive Plan by members of our Board of Directors will automatically vest in full so that each such option shall, immediately prior to the effective date of the change of control. Immediately following the consummation of the change of control, each option held by a member of our Board of Directors shall terminate and cease to be outstanding, except to the extent assumed or substituted by the successor corporation or otherwise continued in effect pursuant to the terms of the change-of-control transaction.

Employment Agreements

Refer to the Employment Agreements described above for a description of the change-of-control benefits provided to our named executive officers.

Compensation Committee Interlocks and Insider Participation

During 2005, our Compensation Committee consisted of Messrs. Nevens, Hooper, Olsen and Robel, who is no longer on the committee. None of these members is an officer or employee of Borland, and none of our executive officers serve as a member of a compensation committee of any entity that has one or more executive officers serving as a member of our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of the Company’s Securities

The following table indicates, as of March 31, 2006, how many shares of common stock are owned by:

•	each person who, to our knowledge, is a beneficial owner of more than five percent (5%) of the outstanding shares of our common stock, the only class of our voting securities;

•	each director;

•	each of the Named Executive Officers; and

•	all of our directors and executive officers as a group.

This table is based upon information supplied by officers, directors and Schedules 13G filed with the SEC. Except as indicated in the footnotes to this table, the percentage of ownership has been calculated based on the number of outstanding shares of our common stock as of March 31, 2006. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

	Shares Beneficially Owned(1)
Beneficial Owner	Number (#)		Percent (%)
5% Stockholders:

Merrill Lynch & Co., Inc. World Financial Center, North Tower 250 Vesey Street New York, NY 10381	9,504,731	(2)	12.2

Third Avenue Management LLC. 622 Third Avenue, 32nd Floor New York, NY 10017	7,789,798	(3)	10.0

The PNC Financial Services Group. One PNC Plaza 249 Fifth Avenue Pittsburgh, PA 15222-2707	6,058,892	(4)	7.8

Wells Fargo & Company 420 Montgomery Street San Francisco, CA 94104	5,135,050	(5)	6.6

Named Executive Officers and Directors:

Tod Nielsen	250,000	(6)	*
Kenneth R. Hahn	664,945	(7)	*
Timothy J. Stevens	397,728	(8)	*
Matthew A. Thompson	515,611	(9)	*
Scott Arnold	605,000	(10)	*
William K. Hooper	126,000	(11)	*
Charles J. Robel	77,500	(12)	*
T. Michael Nevens	61,000	(13)	*
John F. Olsen	44,500	(14)	*
Mark Garrett	30,000	(15)	*
Dale L. Fuller	1,685,087	(16)	2.1

All directors and executive officers as a group (11 persons)	4,457,371	(17)	5.5

*	Less than one percent.
(1)	Number and percentage of shares beneficially owned are based on shares outstanding as of March 31, 2006 of 77,811,387, adjusted as required by rules promulgated by the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and includes sole or shared voting or investment power with respect to such shares. All shares of common stock subject to options currently exercisable or exercisable within 60 days after March 31, 2006 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the number of shares beneficially owned and the percentage ownership of such person, but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to the table, based on information provided by the persons named in the table, such persons have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Based on a Schedule 13G/A (Amendment No. 14) dated February 7, 2006 which was filed with the SEC by Merrill Lynch & Co., Inc. (“Merrill Lynch”) on behalf of Merrill Lynch Investment Managers, Merrill

Lynch reported shared voting power and shared dispositive power with respect to all shares of common stock beneficially owned. Number of shares which may be deemed beneficially owned includes shares held by various funds related to or managed by Merrill Lynch.

(3)	Based on a Schedule 13G/A (Amendment No. 2) dated April 10, 2006 which was filed with the SEC by Third Avenue Management LLC.
(4)	Based on a Schedule 13G dated February 10, 2006 which was filed with the SEC by The PNC Financial Services Group, Inc. (“PNC”) on behalf of itself and its subsidiaries. PNC has sole voting power with respect to 5,648,892 of these shares. PNC does not have dispositive power over 1,000 shares held in accounts at PNC Bank, National Association in a fiduciary capacity.
(5)	Based on a Schedule 13G dated March 3, 2006 which was filed with the SEC by Wells Fargo & Company (“Wells Fargo”). Wells Fargo has sole voting power with respect to 4,633,900 of these shares.
(6)	Represents stock subject to a right of repurchase by us that will lapse over the vesting period of such stock subject to Mr. Nielsen’s continued service to us.
(7)	Represents 151,875 shares of stock subject to a right of repurchase by us that will lapse over the vesting period of such stock subject to Mr. Hahn’s continued service to us, 13,070 shares owned outright and options exercisable within 60 days of March 31, 2006 to acquire 500,000 shares.
(8)	Represents 78,750 shares of stock subject to a right of repurchase by us that will lapse over the vesting period of such stock subject to Mr. Stevens’ continued service to us, 6,478 shares owned outright and options exercisable within 60 days of March 31, 2006 to acquire 312,500 shares.
(9)	Represents 96,250 shares of stock subject to a right of repurchase by us that will lapse over the vesting period of such stock subject to Mr. Thompson’s continued service to us, 13,111 shares owned outright and options exercisable within 60 days of March 31, 2006 to acquire 406,250 shares.
(10)	Represents 5,000 shares held outright and options exercisable within 60 days of March 31, 2006 to acquire 600,000 shares.
(11)	Represents options exercisable within 60 days of March 31, 2006.
(12)	Represents options exercisable within 60 days of March 31, 2006.
(13)	Represents options exercisable within 60 days of March 31, 2006.
(14)	Represents options exercisable within 60 days of March 31, 2006.
(15)	Represents options exercisable within 60 days of March 31, 2006.
(16)	Represents 30,929 shares held outright and options exercisable within 60 days of March 31, 2006 to acquire 1,654,158 shares.
(17)	Includes shares described in notes 6 through 16 above.

Stockholder Approval of Stock Plans

The following table provides information regarding our equity compensation plans as of December 31, 2005:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and rights		Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	13,031,499		$8.70	4,118,925	(2)
Equity compensation plans not approved by security holders (1)	2,998,263	(3)	$11.53	418,256	(4)

Total (5)	16,029,762		$9.23	4,537,181

(1)

The information presented in columns (a) and (b) of this table includes options we assumed in connection with acquisitions of other companies. As of December 31, 2005, 185,395 shares of our common stock were issuable upon the exercise of those assumed options, at a weighted average exercise price of $74.75 per share. In connection with these acquisitions, we assumed all stock options outstanding as of the close of the acquisition for the following companies: TogetherSoft Corporation, Starbase Corporation, and Visigenic Software, Inc. No equity awards have been issued by us under these plans after such acquisition. In general, these plans have terminated at the time of the acquisition; however, with respect to the TogetherSoft acquisition, the TogetherSoft Corporation 2000 Stock Plan and the TogetherSoft Corporation 2001 Non-U.S. Stock Plan were originally assumed and then terminated by our Board of Directors effective April 23, 2003 without any equity awards having been granted under such TogetherSoft plans.

(2)	Consists of 1,559,888 shares that remain available for future grant under our 2002 Stock Incentive Plan; 1,563,212 shares that remain available for future grant under our 1997 Stock Option Plan; and 995,825 shares that remain available for issuance under our 1999 Employee Stock Purchase Plan.
(3)	Consists of 15,058 options outstanding under our 1998 Nonstatutory Stock Option Plan; 2,643,688 options outstanding under our 2003 Supplemental Stock Option Plan; 154,158 options outstanding under an individual stock option agreement between us and Dale L. Fuller; and 185,359 options assumed in acquisitions.
(4)	Consists of 61,944 shares that remain available for future grants under our 1998 Non-Statutory Stock Option Plan and 356,312 shares that remain available under our 2003 Supplemental Stock Option Plan.
(5)	The total number of shares of common stock issuable upon exercise of outstanding options under all plans (including options assumed in acquisitions) is 16,029,762 shares, at a weighted average exercise price of $9.23 per share. The total number of shares of common stock outstanding as of December 31, 2005 was 77,806,793.

Non-Stockholder Approved Plans

The following summary of the material features of our 1998 Nonstatutory Stock Option Plan, the 2003 Supplemental Stock Option Plan and the Dale L. Fuller Individual Stock Option Agreement do not purport to be complete and are qualified in their entirety by reference to the specific language of such plans. Any stockholder who wishes to obtain a copy of the actual plan documents may receive them upon written request to Borland Investor Relations, 20450 Stevens Creek Blvd, Suite 800, Cupertino, California, 95014.

1998 Nonstatutory Stock Option Plan

As of December 31, 2005, there were 15,058 shares subject to outstanding awards under the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”) and 61,944 shares available for future option grants out of a total of 200,000 shares of common stock reserved for issuance under the 1998 Plan. The 1998 Plan provides for the grant to employees (excluding executive officers) and consultants of nonstatutory stock options with exercise prices not less than 85% of the fair market value of our common stock on the date of the grant and a maximum term of ten years. The Board of Directors has the power under the 1998 Plan to determine who receives an option grant, and the terms of such option, including the number of shares subject to such option, the exercise price, and the term and the vesting schedule. Options granted under the 1998 Plan generally have a term of ten years and vest over a period of four years following the date of grant. Our Board of Directors administers the plan and may delegate administration to a committee composed of members of the Board of Directors. Our Board of Directors, in its sole discretion, may provide in any option agreement that, in the event of a change in control, the exercisability and vesting of the outstanding option shall accelerate upon such circumstances and to such extent as specified in the option agreement. Any options which are neither assumed or substituted for by the acquiring entity in connection with a change in control nor exercised as of the date of the change in control shall terminate and cease to be outstanding effective as of the date of the change in control. In the event of an ownership change event constituting a change in control where we are the surviving or continuing corporation then the outstanding options under the 1998 Plan shall not terminate unless our Board of Directors otherwise provides in its sole discretion.

2003 Supplemental Stock Option Plan

In January 2003, our Board of Directors approved the adoption of the 2003 Supplemental Stock Option Plan (the “2003 Plan”). The principal purpose of the 2003 Plan was to provide for inducement grants to incent employees to join us, including in connection with a merger or acquisition.

On November 7, 2005, our Board of Directors approved the adoption of certain amendments to the 2003 Plan. The principal purpose of the amendments was to allow for the issuance of stock options to Mr. Nielsen, Borland’s newly appointed President and Chief Executive Officer, in connection with his commencement of employment with Borland. The amendments (i) increase the number of shares available for grant by 1,750,000 shares, and (ii) allow for the issuance of restricted stock and share right awards under the 2003 Plan.

As of December 31, 2005, we had reserved 3,250,000 shares of common stock for issuance under the 2003 Plan, and there were 2,643,688 shares subject to outstanding awards under the 2003 Plan and 356,312 shares available for future option grants. The 2003 Plan provides for the grant to: (i) employees and directors, who have not previously been an employee or director of the corporation; and (ii) where the stock option grant is an inducement material to that person entering into employment with the corporation or membership on our Board of Directors. Under these requirements, persons who become employees as a result of a merger or acquisition will be eligible for the grant of stock options under the 2003 Plan. The grants consist of nonstatutory stock options with exercise prices not less than 100% of the fair market value of our common stock on the date of the grant and may have a maximum term of no more than ten years. The compensation committee of the Board of Directors or a majority of the independent directors on the Board of Directors has the power under the 2003 Plan to determine who receives an option grant, and the terms of such option including the number of shares subject to such option, the exercise price, the term and the vesting schedule. Options granted under the 2003 Plan generally vest over a period of four years following the date of grant. None of the outstanding options under the 2003 Plan shall vest in whole or in part on an accelerated basis upon the occurrence of a change in control; however, the plan administrator shall have the discretionary authority to structure one or more option grants under the 2003 Plan so that each of those particular options shall automatically accelerate in whole or in part, immediately prior to the effective date of the change in control.

On February 7, 2006, our Board of Directors approved the adoption of certain amendments to the 2003 Plan. The amendments to the 2003 Plan (i) increase the number of shares available for grant by 560,000 shares and (ii) permit the Compensation Committee of the Board of Directors to have the power to amend or modify the 2003 Plan and any awards granted thereunder.

On March 14, 2006 the Compensation Committee of the Board of Directors approved an amendment to increase the number of shares available for grant under the 2003 Plan by 1,100,000 shares.

We plan to amend our Registration Statement on Form S-8 for the 2003 Plan in connection with the share reserve increases on February 7, 2006 and March 14, 2006.

Dale L. Fuller Individual Stock Option Agreement

On April 9, 1999, Mr. Fuller was granted an option to purchase 1,000,000 shares of our common stock with an exercise price of $3.6250 (said price being the price of our common stock at the close of trading on April 9, 1999 as quoted on the Nasdaq National Market) under the Dale L. Fuller Individual Stock Option Agreement (“Fuller Option Agreement”). Such option became fully vested as of March 31, 2003. The option is exercisable for 24 months following the termination of Mr. Fuller’s service with Borland.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have entered into indemnity agreements with our executive officers and directors which provide, among other things, that we will indemnify such executive officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, executive officer or other agent of our Board of Directors, and otherwise to the fullest extent permitted under Delaware law and our Bylaws. We also intend to execute these agreements with our future executive officers and directors.

Please see Part III. Item 11. Executive Compensation— Employment Agreements and Termination of Employment Agreements and Change-Of-Control Arrangements above for a description of our employment agreements and change-of-control and bonus arrangements with our Named Executive Officers.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to PricewaterhouseCoopers LLP

For the fiscal years ended December 31, 2005 and December 31, 2004, the total fees paid to our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PWC”), were as follows.

	2005	2004
Audit Fees (1)	$3,439,017	$3,300,000
Audit-Related Fees (2)	69,800	77,000
Tax Fees (3)	435,166	569,984
All Other Fees	—	—

Total	$3,943,983	$3,946,984

(1)	Fees for professional services rendered in connection with the audit of our annual financial statements in our Form 10-K, including income tax provision procedures, the reviews of the financial statements included in our Forms 10-Q, overseas statutory audits, consents to SEC filings, assistance with review of documents filed with the SEC, and attestation-related services in connection with Section 404 of the Sarbanes-Oxley Act of 2002.
(2)	Fees for professional services rendered in connection with audit-related services relating to the EMEA Oracle implementation for 2005 and to accounting assistance and audits in connection with acquisitions for 2004.
(3)	Fees for professional services rendered in connection with tax services including tax compliance, tax advice and tax planning, as follows:

a.	Tax Compliance/Preparation Fees: $254,261 and $271,754 for 2005 and 2004, respectively, representing fees in connection with tax compliance preparation services including assistance in the preparation of our U.S. federal, state and local tax returns as well as international subsidiaries returns, tax audits and appeals, and tax services for employee benefit plans; and

b.	Tax Consulting Fees: $180,905 and $298,230 for 2005 and 2004, respectively, representing fees in connection with tax consulting services including tax advice related to mergers and acquisitions, restructuring of foreign operations, global equity compensation matters and transfer pricing.

The Audit Committee determined that the rendering of non-audit services by PWC was compatible with maintaining PWC’s independence. All of the fiscal year 2005 fees described above were pre-approved by the Audit Committee.

In connection with the audit of the 2005 financial statements, we entered into an engagement agreement with PWC which set forth the terms by which PWC will perform audit services for us. The agreement provides that each party shall not demand a trial by jury in the event of any action or proceeding arising out of or relating to services under the agreement. The agreement also provides that we may not agree to assign or transfer any claim against PWC arising out the audit engagement.

Audit Committee Pre-Approval Policy

In accordance with applicable laws and regulations, the Audit Committee reviews and pre-approves any non-audit services to be performed by PWC to ensure that the work does not compromise their independence in performing their audit services. The Audit Committee also reviews and pre-approves all audit services. In some cases, pre-approval is provided by the full committee for up to a year, and relates to a particular category or group of services and is subject to a specific budget. In other cases, the chairman of the Audit Committee has the delegated authority from the committee to pre-approve additional services, and such pre-approvals are then communicated to the full Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Upon written request, we will provide, without charge, a copy of our Annual Report on Form 10-K, including the consolidated financial statements and financial statement schedules for our most recent fiscal year. All requests should be sent to:

Borland Software Corporation

Attention: Investor Relations

20450 Stevens Creek Blvd., Suite 800

Cupertino, CA 95014

USA

Investor relations can also be reached at (408) 863-2917.

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedule

All schedules are omitted because they are either not required, not applicable or the required information is otherwise included.

3.	Exhibits

See Index to Exhibits, which is incorporated by reference herein.

(b)	Exhibits:

See Item 15(a) above.

(c)	Financial Statement Schedules:

See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Borland Software Corporation has duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, California, on the 2nd day of May 2006.

BORLAND SOFTWARE CORPORATION (Registrant)

By:	/s/ KENNETH R. HAHN
Kenneth R. Hahn Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Tod Nielsen, Kenneth R. Hahn and Timothy J. Stevens his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his substitute or substitutes, do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Borland Software Corporation and in the capacities as indicated on the 2nd day of May 2006:

/s/ WILLIAM K. HOOPER	/s/ DALE L. FULLER
William K. Hooper, Chairman of the Board and Director	Dale L. Fuller, Director

/s/ TOD NIELSEN	/s/ MARK GARRETT
Tod Nielsen, President, Chief Executive Officer and Director (principal executive officer)	Mark Garrett, Director

/s/ KENNETH R. HAHN	/s/ T. MICHAEL NEVENS
Kenneth R. Hahn, Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	T. Michael Nevens, Director

/s/ JOHN F. OLSEN
John F. Olsen, Director

/s/ CHARLES J. ROBEL
Charles J. Robel, Director

Index to Exhibits

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Date	Number		Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization by and among Borland Software Corporation, Targa Acquisition Corp. I, Targa Acquisition Corp. II, TogetherSoft Corporation, Peter Coad, as Primary Stockholders’ Agent, and Kurt Jaggers, as Secondary Stockholders’ Agent, dated as of October 29, 2002.	8-K	11/01/02	2.1

2.2	Agreement and Plan of Merger among Borland Software Corporation, Galaxy Acquisition Corp. and Starbase Corporation, dated as of October 8, 2002.	8-K	10/10/02	2.1

2.3	Agreement and Plan of Merger, dated as of February 7, 2006, by and among Segue Software, Inc., Borland Software Corporation and Beta Merger Sub, Inc.	8-K	2/08/06	2.1

2.4	Form of Voting Agreement, dated as of February 7, 2006, by and among Borland Software Corporation and the other parties signatory thereto	8-K	2/08/06	2.2

3.1	Restated Certificate of Incorporation of Borland Software Corporation.	10-Q	8/09/05	3.1

3.2	Amended and Restated Bylaws of Borland Software Corporation.	10-Q	8/09/05	3.2

4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/01	1

4.2	Specimen Stock Certificate of Borland Software.	10-Q	5/13/02	4.1

4.3	Investor Rights Agreement between Borland Software Corporation and Microsoft Corporation, dated as of June 7, 1999.	8-K	7/06/99	4.2	(a)

10.1	Form of Indemnity Agreement. +	S-8	9/26/90

10.2	2005 Incentive Compensation Plan for Executive Officers. +	10-K	3/25/05	10.2

10.3	1985 Stock Option Plan. +	10-K	3/28/03	10.4

10.4	Non-Employee Directors’ Stock Option Plan. +	8-K	12/27/91

10.5	1992 Stock Option Plan. +	S-8	7/04/92

10.6	1993 Stock Option Plan. +	S-8	3/11/93

10.7	1997 Stock Option Plan. +	S-8	12/19/97	4.4

10.8	Amendment to the 1997 Stock Option Plan. +	S-8	9/01/00	4.9

10.9	Second Amendment to the 1997 Stock Option Plan. +	S-8	6/01/01	4.6

10.10	1997 Employee Stock Purchase Plan. +	S-8	12/19/97	4.5

10.11	1998 Nonstatutory Stock Option Plan. +	10-K	3/28/03	10.12

10.12	1999 Employee Stock Purchase Plan. +	10-Q	8/09/05	10.12

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Date	Number	Filed Herewith

10.13	Borland Software Corporation Dale Fuller Individual Stock Option Plan. +	10-K	04/04/00	10.18

10.14	2002 Stock Incentive Plan. +	8-K	5/16/05	99.2

10.15	Form of Notice of Grant under the Discretionary Option Grant Program of the 2002 Stock Incentive Plan. +	10-Q	10/09/04	10.73

10.16	Form of Stock Option Agreement under the Discretionary Option Grant Program of the 2002 Stock Incentive Plan. +	10-Q	10/09/04	10.74

10.17	Form of Stock Issuance Agreement under the 2002 Stock Incentive Plan. +	10-K	3/25/05	10.17

10.18	Form of Option Agreement under the Automatic Option Grant Program of the 2002 Stock Incentive Plan. +	10-K	3/25/05	10.18

10.19	Form of Addendum to Stock Option Agreement under the 2002 Stock Incentive Plan (Twelve Months Acceleration). +	10-K	3/25/05	10.19

10.20	Form of Addendum to Stock Option Agreement under 2002 Stock Incentive Plan (50% Acceleration). +	10-K	3/25/05	10.20

10.21	Form of Addendum to Stock Option Agreement under 2002 Stock Incentive Plan (100% Acceleration). +	10-K	3/25/05	10.21

10.22	2003 Supplemental Stock Option Plan. +	8-K	3/20/06	10.87

10.23	Form of Stock Issuance Agreement under the Stock Issuance Program of the 2002 Stock Incentive Plan +	10-Q	11/08/05	10.74

10.24	Form of Acceleration Addendum to Stock Issuance Agreement under the Stock Issuance Program of the 2002 Stock Incentive Plan. +	10-Q	11/08/05	10.75

10.25	Form of Stock Option Agreement under the Discretionary Option grant program of the 2002 Stock Incentive Plan. +	10-Q	11/08/05	10.76

10.26	Open Environment Corporation Amended and Restated 1993 Stock Option Plan. +	10-K	3/28/03	10.17

10.27	Visigenic Software, Inc. 1995 Stock Option Plan. +	10-K	3/28/03	10.18

10.28	Starbase Corporation 2001 Stock Plan. +	S-8	1/24/03	99.1

10.29	Starbase Corporation 1996 Stock Option Plan. +	S-8	1/24/03	99.2

10.30	Starbase Corporation NSO Stock Option Program. +	S-8	1/24/03	99.3

10.31	Premia Corporation 1998 Stock Option Plan. +	S-8	1/24/03	99.4

10.32	Technology Builders, Inc. Amended and Restated Stock Option and Stock Incentive Plan. +	S-8	1/24/03	99.5

10.33	TogetherSoft Corporation 2000 Stock Plan. +	S-8	1/24/03	99.6

10.34	TogetherSoft Corporation 2001 Officer Stock Plan. +	S-8	1/24/03	99.7

10.35	TogetherSoft Corporation 2001 Non-U.S. Plan. +	S-8	1/24/03	99.8

10.36	TogetherSoft Corporation 2001 California Plan. +	S-8	1/24/03	99.9

10.37	Employment Agreement between Dale L. Fuller and Borland Software Corporation dated as of January 1, 2001. +	10-K	3/29/01	10.20

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Date	Number	Filed Herewith

10.38	Amendment to Employment Agreement between Borland Software Corporation and Dale L. Fuller, dated July 1, 2003. +	10-Q	11/14/03	10.3

10.39	Employment Agreement between Kenneth R. Hahn and Borland Software Corporation dated as of August 7, 2002. +	10-Q	11/14/02	99.3

10.40	Amendment to Employment Agreement between Kenneth R. Hahn and Borland Software Corporation dated as of October 22, 2002. +	10-Q	11/14/02	99.4

10.41	Amendment to the Employment Agreement between Borland Software Corporation and Kenneth R. Hahn, dated as of June 7, 2004. +	10-Q	8/09/04	10.72

10.42	Addendum to Stock Option Agreement between Borland Software Corporation and Kenneth R. Hahn dated as of November 3, 2004. +	10-K	3/25/05	10.39

10.43	Amendment to Employment Agreement between Borland Software Corporation and Kenneth R. Hahn dated as of May 12, 2005. +	8-K	5/16/05	99.3

10.44	Employment Agreement between Borland Software Corporation and Scott Arnold, dated October 2, 2003. +	10-Q	11/14/03	10.4

10.45	Addendum to Stock Option Agreement between Borland Software Corporation and Scott Arnold dated as of November 3, 2004. +	10-K	3/25/05	10.41

10.46	Separation and Mutual Release Agreement between the Company and Scott J. Arnold, dated December 2, 2005. +	8-K	12/06/05	10.81

10.47	Employment Agreement between Borland Software Corporation and Timothy J. Stevens, dated September 17, 2003. +	10-Q	11/14/03	10.5

10.48	Amendment to Employment Agreement between Borland Software Corporation and Timothy J. Stevens, dated March 4, 2004. +	10-K	3/15/04	10.34

10.49	Addendum to Stock Option Agreement between Borland Software Corporation and Timothy J. Stevens dated as of November 3, 2004. +	10-K	3/25/05	10.44

10.50	Employment Agreement between Borland Software Corporation and Matthew Thompson, dated October 1, 2003. +	10-Q	11/14/03	10.6

10.51	Employment Agreement between the Company and Tod Nielsen, dated November 1, 2005. +	8-K	11/08/05	10.73

10.52	2003 Stock Option Agreement for Tod Nielsen under the 2003 Supplemental Stock Option Plan. +				X

10.53	Addendum to Stock Option Agreement for Tod Nielsen. +				X

10.54	Stock Issuance Agreement for Tod Nielsen. +				X

10.55	Addendum to Stock Issuance Agreement for Tod Nielsen. +				X

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Date	Number	Filed Herewith

10.56	Amendment to Employment Agreement between the Company and Tod Nielsen effective as of November 1, 2005. +	8-K/A	11/23/05	10.79

10.57	Summary of Board Compensation. +	8-K	5/16/05	99.1

10.58	Lease Agreement by and between Borland Software Corporation and ScanlanKemperBard Companies dated as of February 17, 2000.	10-K	3/29/01	10.44

10.59	First Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of September 30, 2000.	10-K	3/29/01	10.45

10.60	Second Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of June 1, 2001.	10-K	3/28/03	10.54

10.61	Third Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of November 1, 2001.	10-K	3/28/03	10.55

10.62	Net Office Lease and related agreements by and between Sun Microsystems, Inc., Cupertino City Center Buildings and Borland Software Corporation.	10-K	3/28/03	10.56

10.63	Office Lease and amendment between Starwood O.C. Portfolio I, L.L.C., and Starbase Corporation.	10-K	3/28/03	10.57

10.64	Lease and amendment between Davis-Sandler Three LLC and TogetherSoft Corporation.	10-K	3/28/03	10.58

10.65	Technology License and Distribution Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of October 31, 1995. ++	10-Q	8/13/01	10.2

10.66	Addendum Number 1 to Technology License and Distribution Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of June 25, 1998. (To the best of our knowledge, no executed document titled “Addendum Number 2” exists.)	10-Q	8/13/01	10.3

10.67	Addendum Number 3 to Technology License and Distribution Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of June 15, 2000.	10-Q	8/13/01	10.4

10.68	Amendment No. 4 to Technology License and Distribution Agreement Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000.	10-Q	8/13/01	10.11

10.69	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of November 7, 1995.	10-Q	8/13/01	10.5

10.70	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of March 9, 1998.	10-Q	8/13/01	10.6

10.71	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of November 5, 1998.	10-Q	8/13/01	10.7

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Date	Number	Filed Herewith

10.72	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of February 1, 1999.	10-Q	8/13/01	10.8

10.73	Software License Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000.	10-Q	8/13/01	10.11

10.74	Addendum Number 1 to Software License Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 12, 2001.	10-Q	5/13/02	10.1

10.75	Trademark License for Java Powered between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000.	10-Q	8/13/01	10.12

10.76	Wireless Toolkit Supplement to the Sun Community Source Licenses between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 21, 2001. ++	10-Q	5/13/02	10.5

10.77	Open Tools License Agreement between Microsoft Corporation and Borland Software Corporation, dated as of March 2, 1999.	10-Q	5/13/02	10.6

10.78	Amendment Number 1 to Open Tools License Agreement between Microsoft Corporation and Borland Software Corporation, dated as of June 2, 1999.	10-Q	5/13/02	10.7

10.79	Amendment Number 2 to Open Tools License Agreement between Microsoft Corporation and Borland Software Corporation, dated as of January 9, 2003. ++	10-K	3/28/03	10.80

10.80	Extension of the Open Tools License Agreement between Microsoft Corporation and Borland Software Corporation, dated as of February 11, 2004.	10-K	3/15/04	10.66

10.81	License and Distribution Agreement (Microsoft Internet Explorer and Components – Windows 95 and Windows NT Version) between Microsoft Corporation and Borland Software Corporation, dated as of May 7, 1997.	10-Q	5/13/02	10.8

10.82	Letter Agreement between Microsoft Corporation and Borland Software Corporation, dated as of April 30, 2004.	10-Q	5/10/04	10.71

10.83	Addendum to Stock Option Agreement between Borland Software Corporation and Dale L. Fuller, dated February 2, 2005. +	10-Q	5/10/05	10.72

10.84	Form of Acceleration Addendum to Stock Option Agreement under the Discretionary Grant Program of the 2002 Stock Incentive Plan. +	10-Q	11/08/05	10.77

10.85	Form of Addendum to Employment Offer Letters for Severance Benefits for Named Executive Officers. +	10-Q	11/08/05	10.78

10.86	2006 Incentive Compensation Plan for Executive Officers. +	8-K	3/20/06	10.86

21.1	Subsidiaries of Borland Software Corporation.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Date	Number	Filed Herewith

24.1	Power of Attorney (see signature page).				X

31.1	Certification of Tod Nielsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

31.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

32.1	Certification of Tod Nielsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. +++				X

32.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. +++				X

+	Management contract or compensatory plan or arrangement.
++	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
+++	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Borland Software Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

A copy of any exhibit will be furnished (at a reasonable cost) to any of our stockholders upon receipt of a written request. Such request should be sent to Borland Software Corporation, 20450 Stevens Creek Blvd., Suite 800, Cupertino, California USA 95014, Attn: Corporate Secretary.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Borland Software Corporation:

We have completed integrated audits of Borland Software Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Borland Software Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, that Borland Software Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of not maintaining effective controls over (1) the company’s control environment and (2) the accuracy and completeness of third-party contractor invoices and contracts, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:

(1) The Company did not maintain an effective control environment with respect to promoting compliance with policies and procedures and the prevention or detection of the override of controls. As a result of this control deficiency, a senior officer was able to override controls which resulted in: (a) an amendment to a sales contract creating an obligation to deliver an additional software feature, without authorization of the finance and legal organization, and (b) a post-contract offer to refund the customer payment in the same transaction without authorization of the finance and legal organization. A control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. In the instances noted above, the control consciousness of certain individuals was not adequate and resulted in a lack of compliance with other established control policies and procedures. This control deficiency could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

(2) The Company did not maintain effective controls over third-party contractor invoices and contracts. Specifically, effective controls were not in place in the Company’s services organization to ensure that invoices from three, third-party contractors were completely and accurately recorded. In addition, effective controls were not in place over the authorization of work performed by a third-party contractor. As a result of the control deficiency, an employee was able to override controls and have contractor invoices sent directly to the service organization and, further, failed to forward those invoices to the accounts payable department in a timely fashion. As a consequence, these invoices were not reflected in the Company’s financial statements for the three and nine month periods ended September 30, 2005, and the Company’s cost of service revenue was understated. This control deficiency resulted in the restatement of the Company’s interim consolidated financial statements for the quarter ended September 30, 2005 and audit adjustments to the annual consolidated financial statements for the year ended December 31, 2005. Additionally, this control deficiency could result in a misstatement of third-party contractor costs, revenue and deferred revenue that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Borland Software Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Borland Software Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

San Jose, California

May 2, 2006

BORLAND SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$49,075	$76,432
Short-term investments	126,003	144,766
Accounts receivable, net of allowances of $7,235 and $9,830	54,405	62,924
Prepaid expenses	13,583	7,189
Other current assets	2,287	5,453

Total current assets	245,353	296,764
Property and equipment, net	17,837	16,117
Goodwill	187,337	182,390
Intangible assets, net	3,900	12,630
Other non-current assets	10,103	7,382

Total assets	$464,530	$515,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,002	$10,384
Accrued expenses	40,204	45,214
Short-term restructuring	3,905	1,864
Income taxes payable	17,285	16,443
Deferred revenues	55,470	49,050
Other current liabilities	6,210	7,018

Total current liabilities	137,076	129,973
Long-term restructuring	9,275	2,052
Other long-term liabilities	6,239	6,878

Total liabilities	152,590	138,903

Commitments and contingencies (Note 15)	—	—

Stockholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $.01 par value; 200,000,000 shares authorized; 77,806,793 and 80,936,862 shares issued and outstanding	778	809
Additional paid-in capital	650,947	638,077
Accumulated deficit	(228,658)	(198,826)
Deferred compensation	(7,191)	(1,002)
Cumulative other comprehensive income	6,532	12,671

	422,408	451,729
Less common stock in treasury at cost, 15,310,399 and 9,999,084 shares	(110,468)	(75,349)

Total stockholders’ equity	311,940	376,380

Total liabilities and stockholders’ equity	$464,530	$515,283

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
License and other revenues	$163,182	$214,021	$219,044
Service revenues	113,561	95,527	76,192

Total revenues	276,743	309,548	295,236

Cost of license and other revenues	8,884	9,426	12,650
Cost of service revenues	40,491	25,963	26,898
Amortization of acquired intangibles	10,043	9,718	18,055

Cost of revenues	59,418	45,107	57,603

Gross profit	217,325	264,441	237,633

Selling, general and administrative	174,002	167,833	171,355
Research and development	57,687	68,093	73,454
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges	20,611	9,841	32,758

Total operating expenses	252,300	245,767	277,567

Operating income (loss)	(34,975)	18,674	(39,934)
Gain on investments, net	4,372	—	500
Interest and other income, net	5,155	1,734	2,861

Income (loss) before income taxes	(25,448)	20,408	(36,573)
Income tax provision	4,384	9,038	3,971

Net income (loss)	$(29,832)	$11,370	$(40,544)

Net income (loss) per share:
Net income (loss) per share—basic	$(0.38)	$0.14	$(0.51)
Net income (loss) per share—diluted	$(0.38)	$0.14	$(0.51)

Shares used in computing basic net income (loss) per share	77,557	80,425	80,249
Shares used in computing diluted net income (loss) per share	77,557	82,052	80,249

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Net income (loss)	$(29,832)	$11,370	$(40,544)
Other comprehensive income:
Foreign currency translation adjustments	(6,067)	3,100	3,484
Fair market value adjustment for available-for-sale securities, net of tax	(72)	—	9

Comprehensive income (loss)	$(35,971)	$14,470	$(37,051)

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid in Capital	Accumulated (Deficit)	Treasury Stock		Cumulative Other Comprehensive Income	Deferred Compensation	Total
	Number of Shares	Amount			Number of Shares	Amount
Balance at December 31, 2002	72,183	$721	$500,241	$(169,652)	5,701	$(35,994)	$6,078	$(663)	$300,731
Employee stock option, employee stock purchase plan and other, net	3,081	31	16,708	—	—	—	—	662	17,401
Repurchase of common stock	(2,079)	(20)	(525)	—	1,977	(18,561)	—	—	(19,106)
Issuance of common stock in connection with TogetherSoft acquisition	7,817	78	97,325	—	—	—	—	—	97,403
Issuance of restricted stock	—	—	2,403	—	—	—	—	(2,403)	—
Starbase option value	—	—	79	—	—	—	—	—	79
Intrinsic value of TogetherSoft option grants	—	—	8,482	—	—	—	—	(1,165)	7,317
Amortization of TogetherSoft option values	—	—	—	—	—	—	—	627	627
Amortization of deferred compensation	—	—	—	—	—	—	—	467	467
Fair market value adjustment for available-for-sale securities	—	—	—	—	—	—	9	—	9
Foreign currency translation adjustments	—	—	—	—	—	—	3,484	—	3,484
Net loss	—	—	—	(40,544)	—	—	—	—	(40,544)

Balance at December 31, 2003	81,002	810	624,713	(210,196)	7,678	(54,555)	9,571	(2,475)	367,868
Employee stock option, employee stock purchase plan and other, net	2,256	23	14,198	—	—	—	—	—	14,221
Cancellation of restricted stock	—	—	(834)	—	—	—	—	834	—
Repurchase of common stock	(2,270)	(23)	—	—	2,270	(20,137)	—	—	(20,160)
Amortization of TogetherSoft option values	—	—	—	—	—	—	—	185	185
Release of TogetherSoft escrow shares	(51)	(1)	—	—	51	(657)	—	—	(658)
Amortization of deferred compensation	—	—	—	—	—	—	—	454	454
Foreign currency translation adjustments	—	—	—	—	—	—	3,100	—	3,100
Net income	—	—	—	11,370	—	—	—	—	11,370

Balance at December 31, 2004	80,937	809	638,077	(198,826)	9,999	(75,349)	12,671	(1,002)	376,380
Employee stock option, employee stock purchase plan and other, net	1,013	10	5,726	—	—	—	—	—	5,736
Issuance of restricted stock in connection with TeraQuest acquisition	87	1	849	—	—	—	—	(850)	—
Issuance of restricted stock, net	1,041	11	6,295	—	34	—	—	(6,385)	(79)
Repurchase of common stock	(5,270)	(53)	—	—	5,276	(35,119)	—	—	(35,172)
Amortization of TogetherSoft option values	—	—	—	—	—	—	—	41	41
Release of TogetherSoft escrow shares	(1)	—	—	—	1	—	—	—	—
Amortization of TeraQuest deferred compensation	—	—	—	—	—	—	—	212	212
Amortization of deferred compensation	—	—	—	—	—	—	—	793	793
Fair market value adjustment for available-for-sale securities	—	—	—	—	—	—	(72)	—	(72)
Foreign currency translation adjustments	—	—	—	—	—	—	(6,067)	—	(6,067)
Net loss	—	—	—	(29,832)	—	—	—	—	(29,832)

Balance at December 31, 2005	77,807	$778	$650,947	$(228,658)	15,310	$(110,468)	$6,532	$(7,191)	$311,940

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(29,832)	$11,370	$(40,544)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,449	21,597	31,318
Loss on sale of fixed assets and real estate	30	33	213
(Gain) loss on sale of investments and non-current assets	(4,680)	—	1,709
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	7,440	(5,341)	7,243
Other assets	420	4,459	4,681
Accounts payable and accrued expenses	(1,509)	(7,377)	(5,602)
Income taxes payable	363	5,271	(1,136)
Short-term restructuring	2,041	(4,919)	(7,060)
Deferred revenues	7,738	2,034	(1,863)
Non-current restructure and other	7,154	(2,504)	(1,678)

Cash provided by (used in) operating activities	8,614	24,623	(12,719)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,190)	(3,127)	(6,629)
Acquisition of Legadero, net of cash acquired	(12,744)	—	—
Acquisition of TeraQuest, net of cash acquired	(4,436)	—	—
Acquisition of Starbase, net of cash acquired	—	—	(5,320)
Acquisition of TogetherSoft, net of cash acquired	—	—	(71,627)
Proceeds from the repayment of a loan to AppForge	—	—	500
Proceeds from the sale of an investment in Trolltech A.S.	4,680	—	—
Purchases of short-term investments	(328,000)	(133,441)	(173,492)
Sales of short-term investments	346,706	91,025	266,683

Cash provided by (used in) investing activities	(984)	(45,543)	10,115

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	5,657	14,683	17,219
Repurchase of common stock	(35,172)	(20,160)	(19,106)

Cash used in financing activities	(29,515)	(5,477)	(1,887)

Effect of exchange rate changes on cash	(5,472)	2,331	4,172

Net change in cash and cash equivalents	(27,357)	(24,066)	(319)
Beginning cash and cash equivalents	76,432	100,498	100,817

Ending cash and cash equivalents	$49,075	$76,432	$100,498

Cash paid during the year for:
Interest	$302	$183	$125
Income taxes, net of refunds	$752	$5,333	$4,594
Supplemental disclosure of non-cash transactions:
Assets acquired under capital lease	$—	$—	$781
Deferred tax asset effect on acquired amortizable intangibles	$—	$—	$15,239
Deferred tax liabilities effect on acquired amortizable intangibles	$—	$—	$15,239

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    THE COMPANY

We were incorporated in California in 1983 and reincorporated in Delaware in 1989. We maintain our corporate offices at 20450 Stevens Creek Boulevard, Suite 800 Cupertino, California 95014, and our main telephone number at that location is 408-863-2800. The corporation’s trading symbol on the Nasdaq National Market is “BORL.” We also maintain an Internet website at http://www.borland.com.

Borland is a global leader in Software Delivery Optimization (“SDO”), which is the transformation of software development from separate tasks into a managed and efficient business process. To assist organizations with this transformation, we offer platform-independent Application Lifecycle Management (“ALM”) software designed to increase efficiency, visibility and control over all phases of the software delivery lifecycle – from deciding which software to create, to defining, developing and delivering that software. We also offer software process improvement services and educational services to customers across the world. We believe this combination of ALM technology, process expertise and skills training combine to help customers manage the growing complexity of software development and provide a foundation for delivering high-quality software, on-time, on-budget, with increased business value.

In April 2006, we completed the acquisition of publicly traded Segue Software, Inc. The transaction was valued at approximately $105 million and was funded with existing cash on hand. Segue is a provider of solutions that define, measure, manage and improve software quality throughout the entire application lifecycle. Refer to Note 16 below for additional information regarding Segue.

In October 2005, we completed the acquisition of privately held Legadero Software, Inc., for $7.6 million in cash and transaction costs plus contingent consideration of $5.4 million for retention payments to be earned through the continued employment of certain key employees. Legadero was a Texas-based provider of IT management and governance solutions for software development and delivery.

In January 2005, we completed the acquisition of privately held TeraQuest Metrics, Inc., for $5.9 million in cash and transaction costs. TeraQuest was a Texas-based consulting firm focusing on software improvement, quality assurance and risk management for corporate and government software organizations.

In January 2003, we acquired TogetherSoft Corporation for $188.8 million in cash, stock and transaction costs. TogetherSoft was a leading provider of platform-neutral design-driven development solutions that accelerate the software development process.

In November 2002, we acquired 79% of Starbase Corporation for $19.1 million in cash and stock, plus $2.0 million in bridge financing and began to consolidate the results of operations of Starbase. In January 2003, we acquired the remaining 21% of Starbase for $5.0 million. Transaction costs totaled an additional $2.4 million. Starbase was a provider of end-to-end enterprise software for requirements definition and management and change and configuration management.

Refer to Note 6 below for additional information regarding our acquisitions.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of all of our wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition

We derive revenues from licenses of our software and sales of related services, which include, post-contract customer support, or PCS, consulting and education.

We recognize license fees on contracts that do not involve significant implementation or integration essential to the functionality of our products upon delivery when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is probable. For arrangements with multiple elements, we determine the value for services based upon vendor specific objective evidence, or VSOE, in accordance with American Institute of Certified Public Accountants Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition,” or SOP 97-2, and related accounting literature. VSOE for the consulting services element is based upon the standard rates we charge for services, given the complexity of the services and experience of the professional performing the services or the amount charged on similar transactions. VSOE for annual PCS is established with the stated future renewal rates included in the contracts or the amount charged on a similar transaction or other specific evidence. We recognize revenue for the license portion of a multiple element arrangement based upon the residual contract value as prescribed by SOP No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. If we determine that a fee is not fixed or determinable, we defer the fee and recognize revenue as the fee becomes due. We generally recognize revenue for software licensed for a specific time period, or license term, ratably over the term of the license.

Historically, we developed solutions providing specific functionality to certain hardware vendors. These solutions may involve significant implementation or integration essential to the functionality of our products. We recognize license and service revenues associated with contracts involving significant implementation, integration or new functionality, either on a percentage-of-completion basis or a completed-contract basis depending on whether or not we can obtain reliable estimates of the costs to complete the work. Percentage-of-completion accounting often involves complex accounting decisions, judgments and estimates as to future costs and recoverability of unbilled amounts. We classify revenues from these arrangements as license and/or service revenues, based upon the estimated fair value of each element based upon VSOE. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” During 2005, 2004 and 2003 we did not account for any consulting contracts on a completed-contract basis.

Service revenues from consulting and education services related to the implementation of our software are recognized when services are performed. Service revenues from our process consulting services are recognized based on when services are performed or when certain milestones have been met, depending on our arrangement with the customer. For process consulting services, we recognize revenue in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Service revenues from PCS are recognized ratably over the support period, which is generally one year.

Net revenue on our products held by our distributors is recognized upon sell-through to their customers and we maintain allowances for returns for all unsold products held by our distributors. Additionally, we maintain allowances for product returns from our channel resellers and end users, whose revenues are recognized on a sell-in basis, based upon historical return rates, current economic trends, changes in customer demand and acceptance of our products. Management makes significant judgments and estimates when establishing our sales returns and other allowances, especially when concerning channel resellers. The provision for sales returns and rebates amounted to $2.7 million, $2.6 million and $6.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. The reserve for sales returns and rebates was $4.0 million and $6.5 million as of December 31, 2005 and 2004, respectively. The provision for sales returns and rebates is recorded as a reduction to license and other revenues in the period that the accrual is considered necessary. The reserve balance is recorded in the balance sheet as an accounts receivable allowance. If future returns and rebates increase over historical levels, additional allowances may be required.

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method).

The following is a reconciliation of the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Numerator:
Net income (loss)	$(29,832)	$11,370	$(40,544)
Denominator:
Denominator for basic net income (loss) per share— weighted-average shares	77,557	80,425	80,249
Effect of dilutive securities:
Employee stock options	—	1,556	—
Other	—	71	—

Denominator for diluted net income (loss) per share—weighted-average shares and assumed conversions	77,557	82,052	80,249

Net income (loss) per share—basic	$(0.38)	$0.14	$(0.51)

Net income (loss) per share—diluted	$(0.38)	$0.14	$(0.51)

The computation of diluted net loss per share for the years ended December 31, 2005 and 2003 excluded the impact of all outstanding options to purchase 14.1 million and 13.7 million shares of common stock, respectively, because such impacts would be antidilutive due to our net loss in each of the years ended December 31, 2005 and 2003. The impact of options to purchase 6.8 million shares of common stock were not included in the computation of diluted net income per share for the year ended December 31, 2004, because the exercise price of these options was greater than the average market price of a share of common stock during 2004 and the inclusion of such options would have been antidilutive.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other in 2005 excludes the impact of 451,000 shares of non-vested restricted common stock awards due to our net loss recorded in 2005. Other in 2004 includes the impact of 71,000 shares of non-vested restricted common stock awards due to our net income recorded in 2004. Other in 2003 excludes the impact of 95,000 shares of non-vested restricted common stock awards due to our net loss recorded in 2003.

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

Our investment portfolio is comprised of marketable securities. At December 31, 2005 our investment portfolio included one issue of AAA rated commercial paper with an aggregate amortized cost value of $2.5 million, four issues of AA rated commercial paper with an aggregate amortized cost value of $10.9 million, and five issues of AAA rated government issues with an aggregate amortized cost value of $26.4 million. All of these instruments are scheduled to mature within fiscal 2006. Unrealized gains and losses on these instruments were insignificant at December 31, 2005.

At December 31, 2004 our investment portfolio included four issues of AAA rated commercial paper with an aggregate amortized cost value of $20.0 million and three issues of AAA rated auction rate securities which were bought at a discount with a total amortized cost value of $12.9 million. Unrealized gains and losses on these instruments were insignificant at December 31, 2004.

Foreign Exchange Gains and Losses

A significant portion of our business is conducted in currencies other than the United States dollar. The functional currency for all of our foreign operations is the local currency of the country in which we have established business operations. Both revenues and operating expenses in each of these countries are in the local currencies, which mitigates a portion of the exposure related to fluctuations in local currencies against the United States dollar. In addition, we have established a program to minimize our foreign currency exposure utilizing forward exchange contracts to manage exposures related to fluctuations in local currencies against the United States dollar. The goal of this program is to offset the translation effect by entering into contracts to sell or buy foreign currencies at the time a foreign currency receivable or payable is generated. At month-end, foreign currency-denominated balances and the forward exchange contracts are marked-to-market and unrealized gains and losses are included in current period net income. The net gain (loss) recorded on the Consolidated Statements of Operations on such foreign currency contracts and underlying transactions was $(0.5) million, $(1.5) million and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. These foreign exchange gains and losses are included in interest and other income, net on the Consolidated Statements of Operations.

Certain inter-company balances are designated as long-term. Exchange gains and losses associated with these long-term inter-company balances are recorded as a component of cumulative other comprehensive income on the Consolidated Balance Sheets. As of December 31, 2005, we had $16.7 million, $2.9 million, $1.5 million, $1.2 million and $0.4 million in long-term inter-company balances that were denominated in Australian dollars, Singapore dollars, Japanese Yen, Brazilian Reais, and South Korean Won, respectively.

Financial Instruments

The fair value of our financial instruments, including cash and cash equivalents, short-term investments, accounts and notes receivable, accrued expenses, capital leases, accounts payable and forward exchange contracts, is based upon the present value of the expected cash flows and approximate carrying values.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We offer credit terms on the sale of our software products to distributors, retail dealers and certain end-user customers. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for uncollectible accounts receivable based upon the expected collectability of all accounts receivable. A specific bad debt reserve of up to 100% of the invoice value is provided for certain problematic customer balances. A general reserve is established for all other accounts based on the age of the invoices. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable. Additions (reversals) to the allowance for doubtful accounts were $0.3 million, $(1.3) million and $0.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Charges against the allowance were $0.4 million, $0.7 million and $0.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

No single group or customer represents greater than 10% of total accounts receivable, net of allowances, as of December 31, 2005 or 2004 and no single group or customer represented greater than 10% of our total revenues for the years ended December 31, 2005, 2004 or 2003.

We are exposed to credit loss in case of non-performance by counterparties to foreign exchange contracts, but we do not anticipate non-performance by these counterparties.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, we evaluate the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 requires recognition of impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair value less cost to dispose for assets to be disposed. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment was recorded during 2005, 2004 or 2003.

In accordance with SFAS 144, we account for property held for sale at the lower of the carrying value or the fair value less selling costs. At December 31, 2002, we had classified an office building we own and leased to a third party with a book value of $9.9 million as property held for sale. Since December 31, 2003, this asset has been classified as a depreciable asset as we were unsuccessful at selling the property. When the property was put back into service, it was at its prior cost basis, reduced for depreciation expense that would have been recorded during the period the asset was removed from service, as required by SFAS 144, which approximated the fair value of the asset on that date.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings	31.5 years

Computer equipment	3 to 5 years

Furniture, fixtures and equipment	5 years

Leasehold improvements	Shorter of lease term or useful life

Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 was $5.5 million, $6.6 million and $7.7 million, respectively. The costs of maintenance and repairs are expensed as incurred. The costs of assets and related accumulated depreciation are removed from the accounts upon retirement or disposition and any resulting gain or loss is reported as income or expense.

We capitalize costs relating to internal use software in accordance with the provisions of SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software development costs, including costs incurred to purchase third party software, are capitalized beginning when we have determined certain factors are present including, among others, that technology exists to achieve the performance requirements, and/or buy versus internal development decisions have been made. Capitalization of software costs ceases when the software is substantially complete, is ready for its intended use, and is amortized over its estimated useful life using the straight-line method. We had $2.2 million and $0.3 million in unamortized internal use software costs as of December 31, 2005 and 2004, respectively. We amortized $0.2 million, $1.2 million and $0.9 million in costs associated with internal use software during 2005, 2004 and 2003, respectively. These costs are amortized over a useful life ranging from three to five years.

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

Stock-Based Compensation Plans

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. We recognize compensation cost for stock options, if any, ratably over the vesting period. Generally, we grant options with an exercise price equal to the closing market price of our stock on the grant date. Accordingly, we have not recognized any compensation expense for our stock option grants. We provide additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123,” using the Black-Scholes pricing model employing the multiple option approach. We charge the value of the equity instrument to

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earnings and in accordance with FASB’s Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25.”

In October 2005, the Board of Directors approved the acceleration of vesting for all unvested stock options granted prior to September 30, 2005 with an exercise price higher than the closing price of Borland’s common stock on November 4, 2005, which was $5.67 per share. Unvested stock options held by members of the Board of Directors were excluded from the vesting acceleration. Approximately 4.9 million unvested stock options became fully vested upon acceleration. The primary purpose of the accelerated vesting was to enable us to minimize recognizing future compensation expense associated with our outstanding options upon adoption of SFAS 123R. We estimate the aggregate expense that was eliminated as a result of the acceleration of the vesting of these options was approximately $13 million, assuming no material change in employee retention behavior. As of December 31, 2005, 21.5% of our total outstanding stock options were unvested and the expense for these unvested stock options will be recorded in 2006 through 2009 and is estimated to have a material adverse impact on our results of operations. Because our near-term, stock-based compensation costs were reduced by the acceleration of vesting, stock-based compensation costs could grow significantly in future periods if we continue to grant amounts of new stock-based compensation awards similar to recent periods.

We have also granted restricted common stock awards to certain employees and officers. We record to deferred compensation within stockholders’ equity the aggregate amount by which the closing price of our common stock on the date of grant exceeds the cash purchase price of the restricted common stock. Deferred compensation associated with these grants is amortized to cost of service revenues and operating expenses over the respective vesting terms. Refer to Note 10 below for additional information.

Pro Forma Net Income (Loss) and Net Income (Loss) Per Share

Had we recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123 using the Black-Scholes option pricing model and the multiple option approach, for awards granted to employees under our stock option and stock purchase plans, our pro forma net income (loss) and earnings (loss) per share for the years ended December 31, 2005, 2004 and 2003 would have been as follows (amounts in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net income (loss):
As reported	$(29,832)	$11,370	$(40,544)
Stock compensation adjustment—intrinsic value	1,166	93	124
Stock compensation expense, net of tax	(29,077)	(11,209)	(18,880)

Pro Forma	$(57,743)	$254	$(59,300)

Net income (loss) per share:
As reported basic	$(0.38)	$0.14	$(0.51)
As reported diluted	$(0.38)	$0.14	$(0.51)

Pro Forma basic	$(0.74)	$0.00	$(0.74)
Pro Forma diluted	$(0.74)	$0.00	$(0.74)

The pro forma amounts include compensation expenses related to stock option grants and stock purchase rights for the years ended December 31, 2005, 2004 and 2003. Refer to Note 12 below for information regarding the assumptions used in estimating the fair value of each stock option grant and stock purchase right.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We account for stock options issued to non-employees, excluding non-employee directors, under SFAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123.” We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model employing the multiple option approach. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. We charge the value of the equity instrument to earnings over the term of the service agreement.

Our Employee Stock Purchase Plan, or ESPP, allows participants to purchase shares at 85% of the lower of the fair value of the common stock at the beginning of the offering period or the fair value on the purchase date. There are two offering periods, a twelve-month “Annual Offering Period” that begins on or about December 1 of each year and a six-month “Half-Year Offering Period” that generally begins on or about June 1 of each year.

Research and Development

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. We incur costs related primarily to software localization projects that outsource research and development to third party developers. We capitalize software development in accordance with the provisions of SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software development costs begin to be capitalized at the time a product’s technological feasibility is established and end when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed.

Goodwill and Acquired Intangibles

Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired in various acquisitions, net of assumed liabilities. Amortization of purchased technology and maintenance contracts charged to cost of revenues during the years ended December 31, 2005, 2004 and 2003 was $10.0 million, $9.7 million and $18.1 million, respectively. Amortization of other acquired intangibles charged to operating expenses during the years ended December 31, 2005, 2004 and 2003 was $2.9 million, $4.7 million and $4.5 million, respectively. We had $3.9 million and $12.6 million in unamortized acquired intangibles at December 31, 2005 and 2004, respectively. We also had $187.3 million and $182.4 million of unimpaired goodwill at December 31, 2005 and 2004, respectively.

In accordance with SFAS No. 142, “Goodwill and Other Intangibles,” or SFAS 142, we test goodwill for impairment on an annual basis as well as when circumstances indicate a possible impairment. Impairment testing of goodwill is performed in two steps. First, the carrying value of the reporting unit is compared to the fair value of the reporting unit including the goodwill. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, we perform the second step. The second step of the impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of the goodwill, the impairment loss shall be recognized as an operating expense in an amount equal to that excess. We performed our goodwill impairment testing in the third quarter of 2005 based on a single reporting unit and concluded there was no impairment as of September 30, 2005. The market capitalization method was the primary method used to determine the fair values for SFAS 142 impairment purposes. We did not record an impairment to goodwill during 2005, 2004 or 2003. Refer to Note 4 below for further discussion of the valuation of goodwill and intangible assets.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

We expense the production costs of advertising, including direct response, the first time the advertising takes place. Advertising expense was $3.2 million, $4.0 million and $4.9 million during the years ended December 31, 2005, 2004 and 2003, respectively. We also fund certain advertising activities of our reseller channel. These costs are treated as advertising expenses under EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” or EITF 01-09, as we have deemed that the identifiable benefit is sufficiently separable from the customer’s purchase of our product and the fair value of that benefit is reasonably estimable. The amounts related to funded advertising was $1.2 million, $1.7 million and $1.6 million during the years ended December 31, 2005, 2004 and 2003, respectively.

Income Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109. Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize a benefit from the reversal of temporary differences and from net operating loss carryforwards. Based on the weight of the available evidence, we have provided a valuation allowance against a substantial amount of our net deferred tax assets. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We record liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes may be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. If we determine that the recorded tax liability is less than we expect the ultimate assessment to be, we will record an additional charge in our provision for taxes in the period in which we ascertain an additional liability is required. We also record deferred tax liabilities for the undistributed earnings of foreign subsidiaries in the period in which the foreign earnings are not considered permanently reinvested.

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

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. In March 2005, the SEC issued Staff Accounting Bulletin 107, providing supplemental implementation guidance for SFAS 123R. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. In accordance with the new rule, the accounting provisions of SFAS 123R will be effective for us beginning in fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. On October 27, 2005 we accelerated the vesting of all unvested options held by employees to enable us to avoid recognizing future compensation expense associated with these options upon adoption of SFAS 123R. Refer to Note 12 below. Based on the value of unvested awards at December 31, 2005, we expect SFAS 123R to have a material adverse impact on our results of operations following adoption as of January 1, 2006. Refer above in Note 2 for the pro forma net income (loss) and net income (loss) per share amounts for the years ended December 31, 2005, 2004 and 2003, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock awards.

In December 2004, the FASB issued Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria were met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. We did not repatriate any foreign earnings under the provisions of the American Jobs Creation Act of 2004.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    INVESTMENTS

The following tables summarize our investments in available-for-sale debt securities (in thousands):

	December 31, 2005
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$85,900	$—	$—	$85,900
Government issues	26,386	—	(56)	26,330
Commercial paper	13,394	4	(20)	13,378
Certificates of deposit	395	—	—	395

	$126,075	$4	$(76)	$126,003

	December 31, 2004
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$142,124	$—	$—	$142,124
Certificates of deposit	2,642	—	—	2,642

	$144,766	$—	$—	$144,766

Realized gains and losses were not material in the years ended December 31, 2005, 2004 or 2003, respectively.

Auction rate securities are variable rate bonds tied to short-term interest rates which can have maturities of over 40 years. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction.

The contractual maturities of the underlying variable rate long-term bonds related to our holdings of auction rate securities classified as available-for-sale debt securities are as follows (in thousands):

	Maturities of the Underlying Variable Rate Long-term Bonds at December 31,
	2005	2004
Due within one year	$—	$13,500
Due after one year through twenty years	6,150	3,700
Due after twenty years through thirty-nine years	45,550	124,924
Due after thirty-nine years	34,200	—

	$85,900	$142,124

In 2005, we sold an equity investment in privately held Trolltech A.S. that was previously determined to be impaired and written-off in fiscal 2002. We recognized a gain of $4.7 million in 2005 on this transaction.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.    GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill is as follows (in thousands):

Goodwill
Balance as of December 31, 2004	$182,390
Adjustments to initial purchase accounting	(2,170)
Acquisition of TeraQuest	2,692
Acquisition of Legadero	4,425

Balance as of December 31, 2005	$187,337

The adjustments to goodwill during the year ended December 31, 2005 are related to reversals of accrued expenses and other reserves originally recorded as part of the purchase accounting for our Legadero, TeraQuest, Togethersoft and Starbase acquisitions. Additionally, fluctuations in foreign currency exchange rates impact our foreign goodwill balances.

Our impairment testing since the adoption of SFAS 142 has been performed in our third fiscal quarter each year and has resulted in no impairments to goodwill. The market capitalization method was the primary method used to determine the fair values for SFAS 142 impairment purposes.

The following tables summarize our intangible assets, net (in thousands):

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$33,120	$(30,566)	$2,554
Trademarks	8,400	(8,215)	185
Other	6,720	(5,559)	1,161

	$48,240	$(44,340)	$3,900

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$30,720	$(21,022)	$9,698
Trademarks	8,300	(5,430)	2,870
Other	5,047	(4,985)	62

	$44,067	$(31,437)	$12,630

The intangible assets are all amortizable and have original estimated useful lives as follows: acquired technology—2 to 3 years; trademarks—3 years; other—1 to 3 years. Based on the current amount of intangibles subject to amortization, the estimated future amortization expense related to our intangible assets at December 31, 2005 is as follows (in thousands):

Future Amortization
2006	$1,810
2007	1,440
2008	650

Total	$3,900

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.    CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS COMPONENTS

Details of certain balance sheet captions are as follows (amounts in thousands):

	December 31, 2005	December 31, 2004
Property and equipment:
Buildings	$10,171	$10,171
Computer equipment	32,642	28,257
Furniture, fixtures and equipment	8,203	6,737
Other	11,892	11,292

	62,908	56,457
Less accumulated depreciation and amortization	(49,105)	(44,374)

	13,803	12,083
Land	4,034	4,034

Total	$17,837	$16,117

Accrued expenses:
Accrued payroll and incentives	$19,329	$25,537
Professional service fees and settlement costs	3,349	5,918
Other	17,526	13,759

Total	$40,204	$45,214

Long-term restructuring and other long-term liabilities:
Long-term restructuring charges	$9,275	$2,052
Long-term deferred revenues	1,709	2,597
Long-term leases	2,679	2,349
Other	1,851	1,932

Total	$15,514	$8,930

Details of restructuring, amortization of other intangibles, acquisition-related expenses and other charges are as follows (amounts in thousands):

	Year Ended December 31,
	2005	2004	2003
Restructuring	$16,110	$2,851	$13,091
Amortization of other intangibles	2,850	4,681	4,505
Acquisition-related expenses	1,642	2,309	10,562
Other charges:
In-process research and development	300	—	4,600
Other charges	(291)	—	—

Total	$20,611	$9,841	$32,758

During 2005 we recorded $16.1 million in net restructuring expenses, which included $13.1 million of facility related expenses due primarily to the consolidation of underutilized facilities in Scotts Valley, California. We also incurred $4.0 million in severance costs for the elimination of 81 positions, of which 53 were in selling, general and administrative and 28 were in research and development. Partially offsetting these expenses were

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restructuring reversals of $0.5 million related to a vacant facility in Raleigh, North Carolina, that we were able to sublease and $0.3 million for a previously exited facility located in Twyford, United Kingdom, that we re-occupied. Refer to Note 7 below for additional information. We recorded $2.9 million in operating expenses from the amortization of other purchased intangibles primarily from the TogetherSoft and Starbase acquisitions, $1.6 million of acquisition-related expenses related to the acquisitions of TeraQuest and Legadero, and a charge to expense of $0.3 million for acquired in-process research and development related to the Legadero acquisition. Additionally, we reversed $0.3 million of litigation charges in connection with our Starbase acquisition.

During 2004 we recorded $2.9 million in net restructuring expenses, which included $3.1 million related to exiting certain facilities and $1.1 million related to severance and benefits resulting from headcount reductions totaling 42 employees, including 39 in selling, general and administrative and three in research and development. The facility amount represents the present value of our remaining lease payments less anticipated sublease income plus the write-off of leasehold improvements and certain other costs. We also recorded $0.4 million in restructuring expenses related to the write-off of certain fixed assets and other costs. Additionally, we reversed $1.7 million of restructuring accruals related to changes in estimates of lease termination accruals for facilities we exited for less than our previous estimate and due to changes in estimates of outplacement costs. We recorded $4.7 million in operating expenses from the amortization of other purchased intangibles primarily from the TogetherSoft and Starbase acquisitions and $2.3 million in acquisition-related expenses, which were principally associated with the earn-out provision of the VMGear acquisition.

During the year ended December 31, 2003, we recorded $13.1 million in net restructuring costs from redundancies as a result of the TogetherSoft and Starbase acquisitions and excess facilities in the United Kingdom, $4.5 million in operating expenses from the amortization of other purchased intangibles from the TogetherSoft, Starbase, VMGear, Bedouin, Boldsoft and Highlander acquisitions, $10.6 million in acquisition-related expenses, principally associated with the earn-out provision of the VMGear acquisition, and a $4.6 million charge for the write-off of in-process research and development related to the TogetherSoft acquisition.

NOTE 6.    ACQUISITIONS

Legadero

On October 3, 2005, we completed the acquisition of privately held Legadero Software, Inc., or Legadero. Legadero is a Texas-based provider of IT management and governance solutions for software development and delivery and was acquired to complement our existing ALM products and services. The purchase price consisted of fixed consideration of $7.5 million in cash plus contingent consideration of $5.4 million for retention payments to be earned through the continued employment of certain key employees. This contingent consideration was placed in escrow and will vest and be paid over a two-year period or earlier under certain circumstances and will be recognized as compensation expense in the period earned. At December 31, 2005, $4.6 million of unearned contingent consideration remained in escrow. In addition, we expect to incur approximately $0.1 million of acquisition-related costs. Options to purchase 378,000 shares of common stock pursuant to our 2003 Supplemental Stock Option Plan were issued to Legadero employees who are now our employees. These options will vest over a four-year period. Cash acquired in the acquisition was $0.3 million. Results of operations for Legadero have been included in our consolidated financial statements from the date of acquisition. The acquisition was accounted for as a purchase and the total purchase price was recorded as follows (in thousands):

Cash tendered	$7,509
Direct transaction costs	131

Total purchase price	$7,640

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based upon the purchase price of the acquisition, the purchase price allocation was as follows (in thousands):

Current assets and other tangible assets:
Cash	$287
Current assets	31
Deferred tax assets	1,107
Goodwill	4,425
Amortizable intangible assets:
Developed technology	2,400
Customer list	100
Trademarks, trade names and service marks	100
Non-compete covenants	100
In-process research and development	300

Total assets acquired	8,850
Liabilities assumed:
Current liabilities	(103)
Deferred tax liabilities	(1,107)

Net assets acquired	$7,640

The developed technology, customer list and trademarks, trade names and service marks are being amortized over a three-year life from the date of acquisition and non-compete covenants are being amortized over a two-year life from the date of acquisition. Of the purchase price, $0.3 million represented acquired in-process research and development, or IPR&D, that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to operating expense upon consummation of the acquisition. Independent third-party sources assisted us in calculating the value of IPR&D using the income approach by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion.

In accordance with SFAS 109, “Accounting for Income Taxes,” deferred tax liabilities of $1.1 million have been recorded for the tax effect of the amortizable intangible assets as well as other taxable temporary differences. We have recorded an offsetting deferred tax asset of $1.1 million to reflect future deductible differences that could be allocable to offset future taxable income. We are releasing a portion of the valuation allowance to the extent the realization of deferred tax assets becomes assured as a result of the additional taxable income generated by the non-deductible amortizable intangible assets and other taxable temporary differences. Any future release of valuation allowance against deferred tax assets of Legadero will be recorded against goodwill.

TeraQuest Metrics, Inc.

On January 7, 2005, we completed the acquisition of privately held TeraQuest Metrics, Inc. (“TeraQuest”). TeraQuest was a Texas-based consulting firm focusing on software improvement, quality assurance and risk management for corporate and government software organizations and is now part of our newly created process optimization practice.

The purchase price consisted of fixed consideration of $5.4 million in cash and $0.5 million of acquisition-related costs. Contingent consideration includes cash retention payments of $1.3 million to be earned through the

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

continued employment of certain key employees. This contingent consideration was placed in escrow and will vest and be paid over a two-year period or earlier under certain circumstances and will be recognized as compensation expense in the period earned. At December 31, 2005, $0.6 million of unearned contingent consideration remained in escrow. In addition, $0.9 million of restricted stock, which vests over a four-year period, was issued to certain TeraQuest employees upon the closing. Results of operations for TeraQuest have been included in our consolidated financial statements from the date of acquisition. The acquisition was accounted for as a purchase and the total purchase price was recorded as follows (in thousands):

Cash tendered	$5,391
Direct transaction costs	523

Total purchase price	$5,914

Based upon the purchase price of the acquisition, the purchase price allocation was as follows (in thousands):

Current assets and other tangible assets:
Cash	$1,478
Current assets	2,049
Deferred tax assets	870
Goodwill	2,692
Customer list	1,475

Total assets acquired	8,564

Liabilities assumed:
Current liabilities	(1,780)
Deferred tax liabilities	(870)

Net assets acquired	$5,914

The customer list is being amortized over a three-year life from the date of acquisition.

In accordance with SFAS 109, deferred tax liabilities of $0.9 million have been recorded for the tax effect of the amortizable intangible assets as well as other taxable temporary differences. We have recorded an offsetting deferred tax asset of $0.9 million to reflect future deductible differences that could be allocable to offset future taxable income. We are releasing a portion of the valuation allowance to the extent the realization of deferred tax assets becomes assured as a result of the additional taxable income generated by the non-deductible amortizable intangible assets and other taxable temporary differences. Any future release of valuation allowance against deferred tax assets of TeraQuest will be recorded against goodwill.

TogetherSoft Corporation

On January 14, 2003, we completed the acquisition of TogetherSoft Corporation, or TogetherSoft, a privately held corporation. The consideration consisted of $82.5 million in cash, 9.0 million shares of Borland common stock and the assumption of certain liabilities and obligations of TogetherSoft, including those arising under its stock option plans. The consideration paid was reduced for certain legal expenses paid by TogetherSoft. Approximately $22.8 million of the total consideration was held in escrow to indemnify us against, and reimburse us for, certain events and cover certain liabilities and transaction costs. In 2004, $1.3 million in

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consideration, which consisted of $0.7 million worth of our common stock and $0.6 million in cash, was released to us from this escrow and $11.9 million in consideration, which consisted of $5.0 million in cash and $6.9 million worth of our common stock, was released to former TogetherSoft shareholders. In fiscal 2005, $5.2 million in consideration, which consisted of $2.2 million in cash and $3.0 million worth of our common stock, was released to former TogetherSoft shareholders. At December 31, 2005, approximately $4.3 million remained in escrow consisting of $1.8 million in cash and 194,711 common shares at a stipulated value of $12.877 per share. Unused consideration will be released from escrow at certain times during 2006 and 2007.

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

The total purchase price we recorded was $188.8 million, which consisted of (a) a total of 7.8 million shares of Borland common stock issued upon consummation valued at $97.4 million (using a fair value per share of $12.46), (b) cash of $78.0 million, net of cash to be received from the exercise of stock options ($3.6 million), certain legal fees paid by TogetherSoft in conjunction with the transaction ($0.3 million) and cash paid to holders of cash rights that will be paid over the vesting period of the cash rights ($0.6 million), (c) $8.5 million of consideration for options to purchase 1.2 million equivalent shares of Borland common stock assumed as part of the merger, and (d) direct transaction costs of approximately $4.9 million. The fair value of Borland’s common stock issued was determined using the 5-day average price surrounding the date the acquisition was announced. The fair value of the options assumed in the transaction was determined using the Black-Scholes option-pricing model and the following assumptions: expected life of one year, risk-free interest rate of 2%, expected volatility of 71% and no expected dividend rate. This acquisition was accounted for as a purchase. Results of operations for TogetherSoft have been included in our consolidated financial statements from the date of acquisition. The total purchase price we recorded for the TogetherSoft merger is as follows (in thousands):

Cash tendered	$78,027
Value of Borland common stock issued	97,403
Value of Borland options issued	8,472
Direct transaction costs	4,922

Total purchase price	$188,824

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Of the purchase price, $4.6 million represented acquired IPR&D that had not yet reached technological feasibility and had no alternative future use. The discount rate used in the valuation of IPR&D was 21%–23%. Accordingly, these amounts were immediately charged to operating expense upon consummation of the acquisition. Independent third-party sources assisted us in calculating the value of IPR&D using the income approach by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion. In determining the value ultimately assigned to IPR&D, we considered the stage of completion, complexity of work to date, difficulty of completing the remaining development, costs already incurred and the expected cost to complete the projects.

Starbase Corporation

On October 11, 2002, we commenced an all-cash tender offer to acquire all outstanding shares of Starbase for aggregate consideration of $24.0 million and $2.0 million in bridge financing that was forgiven upon the consummation of the transaction. In the initial tender offer, which expired on November 22, 2002, we purchased 78.9% of the outstanding Starbase shares for $19.1 million. Upon the completion of the initial tender, we began consolidating the operating results of Starbase. On January 7, 2003, we purchased the remaining 21.1% outstanding shares for $5.0 million. Starbase was a provider of end-to-end enterprise software lifecycle solutions covering requirements definition and management, code and content development, and change and configuration management.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This acquisition was accounted for as a purchase. The following summary of the total purchase price recorded for the Starbase acquisition includes cash paid upon the close of the initial tender offer and the acquisition of the remaining outstanding shares of Starbase (in thousands):

Cash tendered	$24,024
Bridge financing	2,000
Value of Borland options issued	79
Direct transaction costs	2,436

Total purchase price	$28,539

Under the purchase method of accounting, the total purchase price is allocated to Starbase’s net tangible and intangible assets based upon their estimated fair value as of the date of completion of the merger. Based upon the purchase price of the acquisition and an independent valuation, the purchase price allocation was as follows (in thousands):

Current assets and other tangible assets	$7,566
Liabilities assumed	(17,068)
Accrued restructuring charge	(6,081)
Acquired in-process research and development	300
Identifiable intangible assets	12,000
Goodwill	31,822

Net assets acquired	$28,539

NOTE 7.    RESTRUCTURING AND MERGER-RELATED CHARGES

We accounted for our restructuring activities in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS No. 112, “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statement No. 5 and 43,” and SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” as applicable. The following table summarizes our restructuring activity for the years ended December 31, 2005, 2004 and 2003 (amounts in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2002	$149	$2,472	$172	$2,793
2003 restructuring	6,756	5,798	478	13,032
Cash paid and write-offs during 2003	(3,406)	(2,112)	(176)	(5,694)

Accrual at December 31, 2003	3,499	6,158	474	10,131
2004 restructuring	1,073	3,372	395	4,840
Cash paid and write-offs during 2004	(3,812)	(5,101)	(787)	(9,700)
Reversal of previous restructuring	(436)	(1,302)	—	(1,738)
Reclassification of previous restructuring	(226)	—	226	—

Accrual at December 31, 2004	98	3,127	308	3,533
2005 restructuring	3,976	13,121	38	17,135
Cash paid and write-offs during 2005	(3,802)	(2,680)	(42)	(6,524)
Reversal of previous restructuring	(80)	(884)	—	(964)

Accrual at December 31, 2005	$192	$12,684	$304	$13,180

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the $13.2 million in our restructuring accrual at December 31, 2005, $3.9 million was in our short-term accrual and $9.3 million was in our long-term accrual. The long-term accrual is related to facility operating leases. Our facility accruals represent our remaining lease payments less anticipated sublease income plus the write-off of leasehold improvements and certain other costs.

Net restructuring expenses recorded in 2005 were $16.1 million and included $13.1 million in severance and benefit expenses and $4.0 million in facility charges, partially offset by restructuring reversals of $0.5 million related to a vacant facility in Raleigh, North Carolina we were able to sublease and $0.3 million for a previously exited facility located in Twyford, United Kingdom, we re-occupied. Our 2005 restructurings included facility costs related to exiting a portion of an underutilized building located in Scotts Valley, California and non-recurring severance and benefit expenses related to headcount reductions of 81 employees, of which 53 were in selling, general and administrative and 28 were in research and development.

During 2004 we recorded $2.9 million in net restructuring expenses, which included $3.1 million related to exiting certain facilities and $1.1 million related to severance and benefits resulting from headcount reductions of 42 employees, including 39 in selling, general and administrative and three in research and development. The facility amount represented the present value of our remaining lease payments less anticipated sublease income plus the write-off of leasehold improvements and certain other costs. We also recorded $0.4 million in restructuring expenses related to the write-off of certain fixed assets and other costs. Additionally, we reversed $1.7 million of restructuring accruals related to changes in estimates of lease termination accruals for facilities we exited for less than our previous estimate and due to changes in estimates of severance and benefit costs for terminated employees.

During 2003 we recorded $13.1 million in restructuring expenses from redundancies as a result of the TogetherSoft and Starbase acquisitions and excess facilities in the United Kingdom. Specifically, we recorded $6.8 million of severance and benefit costs related to headcount reductions of 287 employees, of which 209 were in selling, general and administrative and 78 were in research and development, and $6.3 million of facilities and other costs related to exiting certain facilities and for changes in estimated lease termination costs.

The restructuring charges relating to operating leases have been recorded, net of assumed sublease income and present value factors. Substantially all of these restructuring costs have or will require the outlay of cash, although the timing of lease payments relating to leased facilities over the next five years will be unchanged by the restructuring action.

NOTE 8.    INCOME TAXES

Income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
U.S.	$(33,783)	$9,391	$(32,701)
Non-U.S.	8,335	11,017	(3,872)

	$(25,448)	$20,408	$(36,573)

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$(62)	$275	$(620)
State	19	681	200
Non-U.S.	4,450	7,681	4,083

	$4,407	$8,637	$3,663

Deferred:
Federal	$—	$—	$—
State	—	—	—
Non-U.S.	(23)	401	308

	(23)	401	308

Income tax provision	$4,384	$9,038	$3,971

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income before income taxes (in thousands):

	Year Ended December 31,
	2005	2004	2003
Tax provision computed at U.S. statutory rate	$(8,907)	$7,141	$(12,802)
State taxes	(1,527)	1,224	(2,195)
Limitation or (benefit) on utilization of U.S. losses, credits and future deductions.	8,614	(8,752)	3,993
Non-U.S. withholding taxes	1,271	1,432	1,452
Tax effect of acquisition-related non-deductible goodwill and intangibles	5,384	5,858	8,996
Subsidiaries’ results subject to tax at rates other than U.S. statutory rates	(237)	2,290	3,313
Limitation or (benefit) on utilization of non-U.S. losses, credits and future deductions	537	(155)	1,214
Change in valuation allowance	(751)	—	—

Income tax provision	$4,384	$9,038	$3,971

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are comprised of the following (in thousands):

	Year Ended December 31,
	2005	2004
Accrued expenses	$10,492	$9,254
Accounts receivable reserves	1,221	2,251
Depreciation, amortization and other	671	924
U.S. federal and state loss and credit carryforwards	146,768	138,961
Non-U.S. loss carryforwards	8,721	10,584

Gross deferred tax assets	167,873	161,974
Deferred tax assets valuation allowance	(164,487)	(155,874)

Deferred tax assets, net of valuation allowance	$3,386	$6,100

Deferred tax liabilities	$(895)	$—

Acquired intangibles	$(1,585)	$(5,092)

Deferred tax liability, net	$(2,480)	$(5,092)

Total deferred tax assets, net	$906	$1,008

At December 31, 2005 and 2004, we recorded valuation allowances against a substantial portion of our deferred tax assets. In accordance with SFAS 109 and based on all available evidence on a jurisdictional basis, including our historical operating results, acquisition strategy, continued competition in all the markets in which we participate, the possibility of future industry consolidation and the uncertainty of predicting our future income, the valuation allowance reduces our deferred tax assets to an amount that is more likely than not to be realized. The amount of valuation allowance can be attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of reserves, tax credit carryovers, NOL carryovers, accrued expenses and other temporary differences.

In accordance with SFAS 109, deferred tax liabilities of $1.7 million were recorded during 2005 for the tax effect of the non-deductible amortizable intangible assets associated with the Teraquest and Legadero acquisitions. Deferred tax liabilities of $19.9 million were recorded during 2003 for the tax effect of the non-deductible amortizable intangible assets associated with the TogetherSoft and Starbase acquisitions.

Deferred tax assets of $21.6 million were also recorded as we released a portion of our previously established valuation allowance against our deferred tax assets. We release a portion of the valuation allowance to the extent the realization of our deferred tax assets becomes assured as a result of the additional taxable income generated by the non-deductible amortizable intangible assets. In 2005, deferred tax liabilities of $5.2 million were written off against the corresponding deferred tax assets for the tax effect of the amortization of the non-deductible acquired intangibles. As of December 31, 2005, we have deferred tax assets and deferred tax liabilities of $0.5 million, $1.0 million, and $0.1 million for Teraquest, Legadero and Togethersoft, respectively, remaining.

For U.S. federal and state income tax purposes, we have NOL carryforwards of $284.0 million and $9.4 million at December 31, 2005, respectively. These loss carryforwards will expire between 2008 and 2024, if not utilized. We also have $32.0 million of NOL carryforwards in various foreign jurisdictions. In 2003, we succeeded to the U.S. federal NOL carryforwards of TogetherSoft and Starbase in the amounts of $2.4 million and $31.5 million, respectively. In the event that we can utilize these NOL carryforwards against our U.S.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

federal taxable income, we will release $11.9 million of the valuation allowance against goodwill. In addition, $156.7 million of our NOL carryforwards relate to the exercise of employee stock options, the tax benefit ($54.8 million) of which, if recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

We have available U.S. federal and state tax credit carryforwards of $32.2 million and $13.6 million, respectively, as of December 31, 2005. Federal credit carryforwards of $3.5 million will expire in 2006, if not utilized. We also have Alternative Minimum Tax, or AMT, credit carryforwards for U.S. federal income tax purposes of $1.0 million, which do not expire.

Utilization of federal and state NOL and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before full utilization.

Undistributed earnings of Borland’s foreign subsidiaries amounted to approximately $49.9 million as of December 31, 2005. Approximately $13.2 million are considered to be non-permanently reinvested and applicable residual U.S. and foreign withholding taxes of $0.8 million have been provided as if that amount were distributed at December 31, 2005. With respect to the balance of $36.7 million of foreign undistributed earnings, applicable U.S. income and non-U.S. withholding taxes have not been provided as such earnings are considered to be permanently invested in foreign operations.

NOTE 9.	COMMON SHARES RESERVED FOR FUTURE ISSUANCE

Shares of common stock reserved for future issuance at December 31, 2005 are as follows:

Stock Option Plans	19,571,118
Employee Stock Purchase Plans	995,825

Total	20,566,943

NOTE 10. DEFERRED	COMPENSATION

During the years ended December 31, 2005 and 2003, we granted 1,180,791 shares and 280,000 shares, respectively, of restricted stock to certain employees and officers with a cash purchase price of $0.01 per share and a vesting term of up to five years. The restricted stock is subject to repurchase if employment terminates prior to vesting. Deferred compensation was charged for the aggregate amount by which the price of our common stock on the date of grant exceeded the cash purchase price of the restricted stock, which amounted to $7.2 million for the 2005 grants and $2.4 million for the 2003 grants. These charges were recorded as a component of stockholders’ equity when they occurred and are being amortized as compensation expense over their respective vesting terms on a straight-line basis. During the years ended December 31, 2005 and 2004, we reversed $0.1 million and $0.8 million, respectively, of the unamortized restricted stock deferred compensation balance as a result of employee terminations. During the years ended December 31, 2005, 2004 and 2003 we recognized $1.5 million, $0.1 million and $20 thousand, respectively, of deferred compensation expense related to our restricted stock grants. At December 31, 2005, 1,335,791 restricted shares remained outstanding and the unamortized deferred compensation balance related to these shares was $7.5 million.

As part of our Legadero acquisition in January 2005, we recorded contingent consideration of $5.4 million for retention payments to be earned through the continued employment of certain key employees. This contingent

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consideration vests and will be paid over a two-year period or earlier under certain circumstances and will be recognized as compensation expense in the period earned. During 2005, we recorded $0.8 million of deferred compensation expense related to the Legadero contingent consideration and at December 31, 2005, the remaining unamortized deferred compensation balance was $4.6 million.

During the years ended December 31, 2004 and 2003, we recorded deferred compensation expense of $1.8 million and $10.1 million, respectively, as a result of our acquisition of Redline Software, Inc., or VMGear, in January 2002. We recorded deferred compensation expense in the form of contingent consideration which included retention payments to be earned through continued employment of certain individuals and earn-out payments contingent upon revenues derived from the sale of VMGear products. The contingent consideration was paid over a three-year period ending in December 2004.

During the years ended December 31, 2005, 2004 and 2003, we recorded net deferred compensation expense of $0.1 million, $0.1 million and $0.4 million, respectively, related to the intrinsic value of the unvested TogetherSoft employee stock options assumed in the acquisition of TogetherSoft for which vesting is dependent upon the continued employment of these employees. The balance of deferred compensation is being amortized over the respective vesting terms of these assumed employee options, which range from two to four years.

NOTE 11. STOCK	REPURCHASE PROGRAMS

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

During the year ended December 31, 2005, we repurchased 4,971,800 shares of common stock at an average price of $6.62 per share for an aggregate cost of $32.9 million. During the year ended December 31, 2004, we repurchased 1,768,200 shares of common stock at an average price of $8.75 per share for an aggregate cost of $15.5 million. During the year ended December 31, 2003, we repurchased 1,783,505 shares of common stock at an average price of $9.41 per share for an aggregate cost of $16.8 million.

The Discretionary Program is currently in effect and at December 31, 2005, $59.3 million remains authorized for future repurchases.

10b5-1 Repurchase Program

In August 2003, our Board of Directors authorized a 10b5-1 stock repurchase program whereby up to 1,000,000 shares or $15 million worth of our outstanding common stock, whichever comes first, may be repurchased with a per day trading limit of 2,000 shares.

During the year ended December 31, 2005, we repurchased 298,000 shares at an average price of $7.42 per share for total consideration of $2.2 million. During the year ended December 31, 2004, we repurchased 502,000 shares at an average price of $9.36 per share for total consideration of $4.7 million. During the year ended December 31, 2003, we repurchased 200,000 shares at an average price of $9.23 per share for total consideration of $1.8 million.

The 10b5-1 Program expired during the third quarter of 2005 when the accumulated total number of shares repurchased under the program reached its authorized maximum of 1,000,000 shares.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12. EMPLOYEE	BENEFIT PLANS

Stock Option Plans

As of December 31, 2005, we have various stock-based compensation plans. Our employee stock option plans allow us to grant, on a discretionary basis, both incentive stock options and non-qualified stock options, as well as restricted stock and stock bonuses. Generally, options have been granted that vest monthly over a four-year vesting period from the date of grant. For most grantees, options expire at the earlier of either three months after termination of the grantee’s employment or ten years after the date of grant.

Under our 2002 Stock Incentive Plan, we automatically grant options to non-employee directors on a non-discretionary basis. Upon first joining the Board, each non-employee director is granted options to acquire 30,000 shares of our common stock. Such shares vest one-third one year from the date of grant and 1/24th per month over the ensuing two years. Effective July 1, 2001, and on July 1 of each year thereafter, each non-employee director (excluding the Chairman of the Board) receives an annual stock option to purchase 12,500 shares of our common stock. The Chairman of the Board receives an annual stock option grant to purchase 17,500 shares of our common stock. In addition, each non-employee director that serves as a member on a committee of the Board receives an additional annual stock option to purchase 1,000 shares of our common stock for each committee on which they serve as a member. In addition to the options for service on the committee, a non-employee director that serves as the chairman of a committee of the Board receives an additional stock option to purchase 1,000 shares of our common stock for each such service. These stock options vest over a three-year vesting schedule with one-third of the options vesting one year from the date of the grant and the remaining two-thirds of the options vesting over the remaining two years on a monthly basis. In the event of a change of control of Borland, the options will vest immediately.

At December 31, 2005, 3,541,356 shares were available for future grant under our various stock option plans. All options granted under the plans for the years ended December 31, 2005, 2004 and 2003 were priced at the market value on the date of grant.

In June 2003, our stockholders approved an amendment to increase the reserve under the 2002 Stock Incentive Plan by an additional 2,500,000 shares and in May 2005, our stockholders approved an amendment to the 2002 Stock Incentive Plan to increase the reserve by an additional 4,000,000 shares to bring the total to 9,000,000 shares of our common stock authorized for issuance thereunder. The following table summarizes our stock option activity and related weighted-average exercise prices within each category for the years ended December 31, 2005, 2004 and 2003 relating to our stock option plans (in thousands, except share price data):

	Year Ended December 31,
	2005		2004		2003
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of period	12,567	$10.99	13,722	$11.42	13,753	$9.45
Stock options:
Granted	6,721	$6.69	3,412	$9.44	5,035	$9.84
Exercised	(367)	$5.85	(1,599)	$6.55	(2,543)	$5.37
Canceled	(2,891)	$11.47	(2,968)	$13.36	(2,523)	$19.18

Options outstanding at end of period	16,030	$9.23	12,567	$10.99	(13,722)	$11.42

Exercisable	12,581	$10.09	7,047	$11.83	7,295	$12.21

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2005	2004	2003
Expected life	4.0 years	4.2 years	4.2 years
Risk-free interest rate	4.39%	3.49%	3.19%
Volatility	57.0%	60.0%	62.0%
Dividend yield	0.00%	0.00%	0.00%

The weighted-average fair value of the stock options granted under the employee stock option plans during the years ended December 31, 2005, 2004 and 2003, as defined by SFAS 123, was $3.80, $5.69 and $6.70, respectively.

The following table summarizes information about stock options outstanding at December 31, 2005 (options outstanding and exercisable are in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2005	Weighted- Average Exercise Price
		(in years)
$2.44–$5.73	3,913	7.62	$5.47	2,378	$5.36
$5.75–$7.45	3,349	8.39	$6.43	1,514	$6.49
$7.49–$9.37	3,651	8.12	$8.75	3,578	$8.75
$9.40–$13.17	3,624	7.47	$10.79	3,618	$10.80
$13.30–$714.22	1,493	4.85	$22.73	1,493	$22.73

	16,030	7.60	$9.23	12,581	$10.09

In October 2005, the Board of Directors approved the acceleration of vesting for all unvested stock options granted prior to September 30, 2005 with an exercise price higher than the closing price of Borland’s Common Stock on November 4, 2005, which was $5.67 per share. Refer to Note 2 above for additional information.

Employee Stock Purchase Plans

Our Employee Stock Purchase Plan, or ESPP, allows our eligible employees, and the eligible employees of our subsidiaries, to purchase shares of our common stock through payroll deductions. Purchases are limited to a maximum of 15% of the employee’s compensation, subject to a maximum annual employee purchase limit of $25,000 worth of our common stock. The ESPP shares may be purchased by participants at 85% of the lower of the fair value of the common stock at the beginning of the offering period or the fair value on the purchase date. There are two offering periods, a twelve-month “Annual Offering Period” that begins on or about December 1 of each year and a six-month “Half-Year Offering Period” that generally begins on or about June 1 of each year. An employee may not participate simultaneously in more than one offering. The maximum number of shares a

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

participant may purchase in an Annual Offering Period is 2,500 shares, and for a Half-Year Offering Period, 1,250 shares. Generally, the Annual Offering Period is comprised of two six-month purchase periods ending on or about the last day of May and November of each year, while the Half-Year Offering Period is comprised of a single purchase period. In June 2003, our stockholders approved an amendment to our 1999 Employee Stock Purchase Plan to increase the shares authorized for issuance by 900,000 shares and in May 2005, our stockholders approved an amendment to our 1999 Employee Stock Purchase Plan to increase the shares authorized for issuance by an additional 900,000, bringing the total authorized to 4,000,000. Of the 4,000,000 shares of common stock that have been reserved for issuance under the plan, 3,004,175 shares were issued through December 31, 2005. Sales to employees under the plan during the years ended December 31, 2005, 2004 and 2003 were 640,793, 572,202 and 508,492 shares of common stock at an average price of $5.33, $7.44 and $8.01 per share, respectively.

Compensation cost (included in Pro Forma Net Income (Loss) and Net Income (Loss) Per Share amounts) is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004	2003
Expected life	6 months	6 months	6 months
Risk-free interest rate	4.32%	2.12%	1.24%
Volatility	38.0%	41.0%	52.0%
Dividend yield	0.00%	0.00%	0.00%

The weighted-average fair value of those purchase rights granted during the years ended December 31, 2005, 2004 and 2003, as defined by SFAS 123, was $1.84, $2.99 and $4.01, respectively.

401(k) Benefit Plan

We maintain a 401(k) retirement savings plan, or the Plan, for our full-time employees. Each participant in the Plan may elect to contribute up to $15,000 of his or her annual compensation to the Plan for 2006. The limit for 2005 was $14,000 and the limit for 2003 was $13,000. We match employee contributions at a rate of 50% to a maximum of 6% of the employee’s annual compensation. Employer contributions are fully vested at the time they occur. During 2005, 2004, and 2003, our contributions amounted to $1.5 million, $1.4 million and $1.7 million, respectively.

NOTE 13. STOCKHOLDER	RIGHTS AGREEMENT

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

NOTE 14.    ENTERPRISE-WIDE DISCLOSURES

We have various wholly-owned subsidiaries, which develop, market and/or distribute our products in other countries. In certain international markets not covered by our international subsidiaries, we generally sell through

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2005	2004	2003
Total revenues from unaffiliated customers:
Americas	$138,008	$139,585	$146,035
EMEA	97,529	121,515	104,976
Asia Pacific	41,206	48,448	44,225

Total revenues	$276,743	$309,548	$295,236

License and other revenues	$163,182	$214,021	$219,044
Technical support	84,525	75,690	53,108
Consulting and education services	29,036	19,837	23,084

Total revenue	$276,743	$309,548	$295,236

Inter-company revenues U.S.	$10,493	$10,344	$15,214
Elimination of inter-company revenues	(10,493)	(10,344)	(15,214)

Reported inter-company revenues	$—	$—	$—

Depreciation and amortization expense:
Americas	$16,312	$18,395	$27,765
EMEA	1,077	1,405	1,002
Asia Pacific	1,013	1,160	1,443

Depreciation and amortization expense	$18,402	$20,960	$30,210

Operating income (loss):
Americas	$(81,422)	$(60,733)	$(91,605)
EMEA	35,912	62,918	41,378
Asia Pacific	10,535	16,489	10,293

Operating income (loss)	(34,975)	18,674	(39,934)
Gain on sale of investment	4,372	—	500
Interest and other income, net	5,155	1,734	2,861

Income (loss) before income taxes	$(25,448)	$20,408	$(36,573)

Long-lived assets:
Americas	$21,546	$16,680	$20,841
EMEA	2,103	2,256	2,790
Asia Pacific	4,146	4,246	6,926

Long-lived assets	27,755	23,182	30,557
Other non-current assets	191,422	195,337	210,263

Non-current assets	$219,177	$218,519	$240,820

Identifiable assets:
Americas	$243,119	$233,360	$251,123
EMEA	33,990	46,077	40,021
Asia Pacific	12,343	14,648	18,000

Identifiable assets	289,452	294,085	309,144
General corporate assets (cash, cash equivalents and short-term investments)	175,078	221,198	202,645

Total assets	$464,530	$515,283	$511,789

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

Total revenues from our most significant operations by country and their percentage of total revenues for 2005, 2004 and 2003 were as follows (dollars in thousands):

	2005		2004		2003
United States	$118,936	43%	$120,380	39%	$129,849	44%
Germany	31,010	11	35,072	11	30,707	11
United Kingdom	22,484	8	34,116	11	20,646	7
All other countries	104,313	38	119,980	39	114,034	38

Total revenues	$276,743	100%	$309,548	100%	$295,236	100%

No other single country accounted for revenues greater than 10% of total revenues in the years ended December 31, 2005, 2004, or 2003.

Revenues, operating results and identifiable assets are classified by location of our facilities rather than by customer location. Revenues related to product transfers between geographic areas were not significant. Export revenues from the United States represented $19.1 million, $19.2 million and $16.2 million during the years ended December 31, 2005, 2004 and 2003, respectively. The increase in export revenues from the United States in the year ended December 31, 2004, was due to an increase in sales during 2004 for our offices located in Canada and Brazil.

NOTE 15.    COMMITMENTS AND CONTINGENCIES

Indemnifications and Guarantees

The following is a summary of our agreements that we have determined are within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,”, some of which are specifically grandfathered in because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2005, except as noted below.

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

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TogetherSoft, if applicable, through 2009, that in certain circumstances enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.

During the year ended December 31, 2003, we entered into a five-year operating lease for our corporate offices in Cupertino, California. In the event that we do not exercise our option to extend the term of the lease, we guarantee certain costs to restore the property to certain conditions in place at the time the lease commenced. We are accruing the estimated fair value of the lease restoration costs over the lease term and at December 31, 2005, we had a balance of $1.1 million accrued.

We sell software licenses and services to our customers via contractual arrangements. As part of those contractual arrangements, we generally provide a warranty for our software products and services to our customers. Our products are generally warranted to perform substantially as described in the associated product documentation. Our services are generally warranted to be performed in a professional and workmanlike manner. We have not incurred significant expense under our product or services warranties. As a result, we believe the estimated fair value of these agreements is minimal.

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

We also have arrangements with certain vendors whereby we guarantee the expenses incurred by the vendor. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. We would be required to pay any unsettled expenses upon notification from the vendor. The maximum potential amount of future payments we could be required to make under these indemnification agreements is insignificant. As a result, we believe the estimated fair value of these agreements is minimal. Additionally, from time to time we enter into agreements with certain customers in certain foreign jurisdictions, which provide for penalties to be incurred if specific non-performance or breach of agreement occurs on our behalf. To date we have not incurred a significant expense in relation to these penalties and we believe the estimated fair value of these penalties is minimal.

Leases

We lease certain of our office and operating facilities and certain furniture and equipment under various operating leases. In addition, in December 2003, we entered into a five year lease for a facility in Tokyo, Japan, which is classified as a capital lease in accordance with SFAS No. 13 “Accounting for Leases.” We recorded an obligation of $0.8 million at the time we entered into the capital lease and our minimum future lease payments will be $0.2 million per year through 2008. As of December 31, 2005 we had a total obligation of $0.4 million remaining.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our operating leases expire at various time through 2016 and at December 31, 2005, future minimum lease and sublease payments under non-cancelable operating leases and subleases and future minimum lease and sublease income under non-cancelable leases and subleases were as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$10,121	$8,303	$4,916	$4,542	$2,662	$8,202	$38,746
Restructured operating leases	3,627	3,174	2,825	2,464	616	—	12,706

Gross commitments	$13,748	$11,477	$7,741	$7,006	$3,278	$8,202	$51,452
Sublease income	(456)	(9)	—	—	—	—	(465)

Net commitments	$13,292	$11,468	$7,741	$7,006	$3,278	$8,202	$50,987

Rent expense, net, for all operating leases was $11.0 million, $12.1 million and $12.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The restructuring-related operating leases above represent total lease commitments that are not associated with continuing operations and include exited facilities located in California, North Carolina and Australia.

Litigation

On November 27, 2002, a stockholder class action and derivative lawsuit, Dieterich v. Harrer, et al., Case No. 02CC00350, was filed against Starbase Corporation, or Starbase, and five former directors of Starbase in the Superior Court of the State of California for Orange County, claiming that the former directors had breached fiduciary duties owed to Starbase and stockholders of Starbase. We are paying the costs of defending this litigation pursuant to indemnification obligations under the merger agreement relating to our acquisition of Starbase. Following a series of motions, the case was dismissed without prejudice on August 20, 2003. On October 28, 2003, a stockholder class action relating to the same matter, Dieterich v. Harrer, et al, Case No. 024-N, was filed against the former directors of Starbase in Chancery Court of the State of Delaware, alleging breach of fiduciary duties by the former directors of Starbase. The lawsuit also named as defendants Borland and the following four former executive officers of Borland: Dale Fuller, Keith Gottfried, Frederick Ball, and Doug Barre. Defendants moved to dismiss and in August 2004, the Chancery Court granted in part and denied in part the motion to dismiss. Discovery commenced in the second half of 2004.

Subsequently, there were discussions with the plaintiff concerning a possible settlement of the litigation. As a result of these discussions, a settlement was reached. Under the settlement we agreed to pay $475,000 and actual costs to administer the settlement fund up to a maximum of $25,000, in exchange for dismissal of the action and a full and general release of all claims relating to or concerning the factual and legal allegations in the complaint (with the sole exception of claims by former Starbase shareholders who contend they did not receive the full consideration to which they were entitled from the acquisition by Borland). The settlement is conditioned on certification of the plaintiff class; approval by the Delaware Chancery Court and satisfaction of all other legal requirements.

The parties executed a Stipulation of Settlement and proposed Scheduling Order that was signed by the Vice Chancellor on March 30, 2006. This triggered the requirement by Borland to fund the $475,000 settlement as well as the $25,000 for administration fees within five business days. We funded the settlement within the required time limit.

The Court set a date of June 13, 2006 for a Fairness Hearing at which time the Vice Chancellor will consider any objections to the settlement and determine whether to approve the settlement. There is no assurance that the

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Vice Chancellor will approve the settlement. In addition, an objecting shareholder could appeal the approval of the settlement. If the settlement does not become final, the parties could resume litigation or attempt to renegotiate the settlement. There is no indication at present whether the lawsuit will have a material effect on our financial condition, results of operations or liquidity.

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

Service Commitments

We have commitments regarding an outsourcing arrangement for portions of our information technology operations. The committed expenditures average $5.2 million per year from November 2004 through November 2014. We can terminate this contract with or without cause upon payment of a termination fee, the maximum amount of which is $2.1 million for the first year declining to $0.5 million in the final year of the contract. These amounts are not included in the operating lease commitments table above.

NOTE 16.    SUBSEQUENT EVENTS

On February 7, 2006 we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Segue Software, Inc., a leader in Software Quality Optimization headquartered in Lexington, MA. Per the terms of the agreement, we will purchase each outstanding share of Segue common stock for $8.67 in cash. The merger transaction is valued at approximately $100 million. Consummation of the merger is subject to customary closing conditions, including, among others, approval by Segue’s stockholders and the absence of certain legal impediments to the consummation of the merger. The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under certain specified circumstances, Segue will be required to pay us (i) a termination fee of $4.3 million and/or (ii) an amount not to exceed $1 million for the out-of-pocket expenses that we incur in connection with or related to the authorization, preparation, negotiation, execution and performance of the Merger Agreement and the transactions contemplated thereby.

BORLAND SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 7, 2006, the Board of Directors approved the adoption of certain amendments to Borland’s 2003 Supplemental Stock Option Plan (“2003 Plan”). The amendments to the 2003 Plan (i) increase the number of shares available for grant by 560,000 shares and (ii) permit the Compensation Committee to have the power to amend or modify the 2003 Plan and any awards granted thereunder. We plan to amend the Registration Statement on Form S-8 for the 2003 Plan in connection with the share reserve increase. The description of the 2003 Plan is qualified in its entirety by reference to the 2003 Plan attached which was provided with the 8-K dated February 8, 2006. On March 14, 2006, our Board of Directors approved the adoption of an amendment to the 2003 Plan to increase the number of shares available for grant by an additional 1,100,000 shares.

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

Certain actions occurred subsequent to December 31, 2005 involving the stockholder class action lawsuit, Dieterich v. Harrer, et al., Case No. 024-N. Refer to Note 15-Litigation above for information regarding these actions.

Management continues to assess significant assumptions and estimates after the end of each financial period, through the filing date, in accordance with U.S. generally accepted accounting principles. Based upon an assessment of estimates and assumptions prior to the filing of this Annual Report on Form 10-K, but subsequent to management’s press release on February 8, 2006 of preliminary, unaudited results of operations, we determined the need to increase costs related to certain sales expenses by $1.0 million for the year ended December 31, 2005.

SCHEDULE II

BORLAND SOFTWARE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For the Years ended December 31, 2005, 2004 and 2003

(Unaudited, in thousands)

	Balance at Beginning of Period	Charged to Statements of Operations	Deductions From Reserves	Balance at End of Period
December 31, 2005:
Allowance for sales returns, rebates and doubtful accounts	$9,830	$3,005	$5,600	$7,235
December 31, 2004:
Allowance for sales returns, rebates and doubtful accounts	$14,647	$1,308	$6,125	$9,830
December 31, 2003:
Allowance for sales returns, rebates and doubtful accounts	$17,538	$7,061	$9,952	$14,647