Form 10-Q
period 2006-03-31
BORLAND SOFTWARE CORP
filed 2006-05-15
CIK 853273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 28, 2006, the most recent practicable date prior to the filing of this report, was 77,792,312.

BORLAND SOFTWARE CORPORATION FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts, unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$133,228	$49,075
Short-term investments	39,846	126,003
Accounts receivable, net of allowances of $6,339 and $7,235	48,225	54,405
Prepaid expenses	15,249	13,583
Other current assets	1,513	2,287

Total current assets	238,061	245,353
Property and equipment, net	17,815	17,837
Goodwill	187,691	187,337
Intangible assets, net	3,260	3,900
Other non-current assets	8,602	10,103

Total assets	$455,429	$464,530

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,859	$14,002
Accrued expenses	37,458	40,204
Short-term restructuring	3,797	3,905
Income taxes payable	17,127	17,285
Deferred revenues	52,193	55,470
Other current liabilities	6,550	6,210

Total current liabilities	134,984	137,076
Long-term restructuring	8,443	9,275
Long-term deferred revenues	1,665	1,709
Other long-term liabilities	4,575	4,530

Total liabilities	149,667	152,590

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $.01 par value; 200,000,000 shares authorized; 77,811,387 and 77,806,793 shares issued and outstanding	778	778
Additional paid-in capital	646,711	650,947
Accumulated deficit	(237,597)	(228,658)
Deferred compensation	—	(7,191)
Cumulative other comprehensive income	6,338	6,532

	416,230	422,408
Less common stock in treasury at cost, 15,275,899 and 15,310,399 shares	(110,468)	(110,468)

Total stockholders’ equity	305,762	311,940

Total liabilities and stockholders’ equity	$455,429	$464,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2006	2005
License and other revenues	$39,395	$43,564
Service revenues	30,177	27,760

Total revenues	69,572	71,324

Cost of license and other revenues	2,231	2,878
Cost of service revenues	13,041	9,381
Amortization of acquired intangibles	525	2,512

Cost of revenues	15,797	14,771

Gross profit	53,775	56,553

Selling, general and administrative	46,204	42,292
Research and development	15,405	14,629
Restructuring, amortization of other intangibles and acquisition-related expenses	1,050	1,095

Total operating expenses	62,659	58,016

Operating loss	(8,884)	(1,463)
Gain on sale of investment	—	4,680
Interest and other income, net	1,342	1,220

Income (loss) before income taxes	(7,615)	4,437
Income tax provision	1,397	943

Net income (loss)	$(8,939)	$3,494

Net income (loss) per share:
Net income (loss) per share—basic	$(0.12)	$0.04
Net income (loss) per share—diluted	$(0.12)	$0.04

Shares used in computing basic net income (loss) per share	76,640	80,373
Shares used in computing diluted net income (loss) per share	76,640	81,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended March 31,
	2006	2005
Net income (loss)	$(8,939)	$3,494
Other comprehensive income:
Foreign currency translation adjustments	(238)	(2,389)
Fair market value adjustment for available-for-sale securities, net of tax	38	—

Comprehensive income (loss)	$(9,139)	$1,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,939)	$3,494
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,998	3,759
Stock-based compensation	2,850	(44)
Gain on sale of investment	—	(4,680)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	6,120	14,859
Other assets	679	(2,622)
Accounts payable and accrued expenses	1,134	1,022
Income taxes payable	(1,000)	(2,249)
Short-term restructuring	(41)	164
Deferred revenues	(3,276)	2,410
Non-current restructure and other	339	791

Cash provided by (used in) operating activities	(136)	16,904

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,778)	(1,016)
Acquisition of TeraQuest, net of cash acquired	—	(4,195)
Proceeds from the sale of an investment	—	4,680
Purchases of short-term investments	(76,400)	(163,212)
Sales and maturities of short-term investments	162,556	155,506

Cash provided by (used in) investing activities	84,378	(8,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	105	1,532
Repurchase of common stock	—	(6,138)

Cash provided by (used in) financing activities	105	(4,606)

Effect of exchange rate changes on cash	(194)	2,217

Net change in cash and cash equivalents	84,153	1,844
Beginning cash and cash equivalents	49,075	76,432

Ending cash and cash equivalents	$133,228	$78,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying Borland Software Corporation (“Borland”) condensed consolidated financial statements at March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of Borland’s financial position at March 31, 2006 and December 31, 2005, its results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. Certain prior period amounts have been reclassified in order to be consistent with current financial statement presentation. These reclassifications had no impact on previously reported net income or cash flows.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for any subsequent quarter or for the full year. The condensed consolidated financial statements and related notes should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission (“SEC”) on May 2, 2006.

NOTE 2. STOCK-BASED COMPENSATION

General

Our employee stock option plans are long-term retention plans that are intended to attract, retain and provide incentives for talented employees, including officers and non-employee directors, and to align stockholder and employee interests. We believe our employee stock option plans are critical to our operation and productivity. Our employee stock option plans allow us to grant, on a discretionary basis, both incentive stock options and non-qualified stock options, as well as restricted stock and stock bonuses.

Employee Stock Option Plans

Currently, we grant stock options to our employees, including executive officers from our 2003 Supplemental Stock Option Plan, our 2002 Stock Incentive Plan, and our 1997 Stock Option Plan. In addition, we are able to grant stock options from our 1998 Stock Option Plan and may decide to do so. Under our 2002 Stock Incentive Plan, we automatically grant options to non-employee directors on a non-discretionary basis. Generally, options have been granted that vest monthly over a four-year vesting period from the date of grant. For most grantees, options expire at the earlier of either three months after termination of the grantee’s employment or ten years after the date of grant.

Employee Stock Purchase Plan

Our 1999 Employee Stock Purchase Plan, or “ESPP,” allows eligible employees to purchase shares at 85% of the lower of the fair value of the common stock at the beginning of the offering period or the fair value on the purchase date. There are two offering periods, a twelve-month “Annual Offering Period” that begins on or about December 1 of each year and a six-month “Half-Year Offering Period” that generally begins on or about June 1 of each year. Our ESPP is deemed to be compensatory, and therefore, ESPP expenses under SFAS 123R have been included in our Condensed Consolidated Statements of Operations for the quarter ended March 31, 2006.

Restricted Stock

We have granted restricted shares to key employees, including officers, under our 2003 Supplemental Stock Option Plan and our 2002 Stock Incentive Plan. These plans provide for the granting of restricted stock and/or performance awards to officers and key employees. Restricted shares issued under these plans are considered outstanding at the time of grant, as the stockholders are entitled to voting rights.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123 (revised 2004), or SFAS 123R, “Share-Based Payment,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB 107, which provides supplemental implementation guidance for SFAS 123R. SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS 123R, consistent with that used for pro forma disclosures under SFAS 123, “Accounting for Stock-Based Compensation.” We have elected to use the modified prospective transition method as permitted by SFAS 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. Beginning in fiscal 2006, the modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS 123. Our deferred compensation balance of $7.2 million as of December 31, 2005, which was accounted for under APB 25, was reclassified into our additional paid-in-capital upon the adoption of SFAS 123R. We have recorded an incremental $2.1 million of stock-based compensation expense during the quarter ended March 31, 2006 as a result of the adoption of SFAS 123R, which had the effect of reducing our earnings per share by $0.03. The adoption of SFAS 123R did not impact our consolidated tax provision in the quarter ended March 31, 2006 due to our net loss carryforwards in the regions that recognized SFAS 123R stock-based compensation expenses.

No stock-based compensation costs were capitalized as part of the cost of an asset as of March 31, 2006. As of March 31, 2006, total unrecognized stock-based compensation costs related to stock options and restricted stock units amounted to $18.2 million. Unvested stock-based compensation costs will be recognized as the underlying stock option or restricted stock unit vests over a period of up to 5 years. The amount of unrecognized stock-based compensation will be affected by any future stock option or restricted stock grants and by restructuring activities that includes the termination of any employee that has received stock option or restricted stock grants that are unvested as of their termination date.

Based on our historical experience of pre-vesting option cancellations, we have assumed an annualized forfeiture rate of 1% for our options granted to executive officers and 14% for our options granted to non-executive officers. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Prior to the adoption of SFAS 123R, we accounted for stock-based compensation using the intrinsic value method prescribed in APB 25 and related Interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. We recognize compensation cost for stock options, if any, ratably over the vesting period. Generally, we grant options with an exercise price equal to the closing market price of our stock on the grant date. Upon exercise of stock options, we issue shares of common stock from the same plan the options were originally issued.

The assumptions used to value option grants for the quarters ended March 31, 2006 and March 31, 2005 are as follows:

	Three Months Ended March 31,
	2006	2005
Expected life	4.65 years	4.15 years
Risk-free interest rate	4.20%	3.88%
Volatility	53.0%	58.0%
Dividend yield	0.00%	0.00%

The assumptions used to value employee stock purchase rights for the quarters ended March 31, 2006 and March 31, 2005 are as follows:

	Three Months Ended March 31,
	2006	2005
Expected life	6 months	6 months
Risk-free interest rate	4.32%	3.69%
Volatility	38.0%	39.0%
Dividend yield	0.00%	0.00%

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. We derived the expected term assumption based on our historical settlement experience, while giving consideration to options that have lives less than the contractual terms and vesting schedules in accordance with guidance in SFAS 123R and SAB 107. Prior to the adoption of SFAS 123R, we used our historical settlement experience to derive the expected term for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options.

Beginning January 1, 2006, we estimated the volatility of our stock using historical volatility as well as the implied volatility in market-traded options on our common stock in accordance with guidance in SFAS 123R and SAB 107. Management determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. We will continue to monitor these and other relevant factors used to measure expected volatility for future option grants. Prior to the adoption of SFAS 123R, we had used our historical stock price volatility in accordance with SFAS 123 for purposes of pro forma information disclosed in our Notes to Consolidated Financial Statements for the related periods.

The dividend yield assumption is based on our history and expectation of dividend payouts.

Total stock-based compensation recognized on our Condensed Consolidated Statement of Operations for the quarter ended March 31, 2006 is as follows:

	Stock Options	Employee Stock Purchase Rights	Restricted Stock	Amortization of Deferred Compensation resulting from Acquisitions	Total
Cost of service revenues	$40	$28	$53	$—	$121
Selling, general and administrative	1,336	208	701	—	2,245
Research and development	331	140	4	—	475
Restructuring, amortization of other intangibles and acquisition-related expenses	—	—	—	1,005	1,005

Total	$1,707	$376	$758	$1,005	$3,846

The following table illustrates the effect on net income after taxes and net income per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three-month period ended March 31, 2005 (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net income - as reported	$3,494
Add: Stock-based employee compensation expense included in reported net income, net of tax	91
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(4,054)

Net loss - pro forma	$(469)

Net income per share - as reported:
Basic	$0.04
Diluted	$0.04
Net (loss) per share - pro forma:
Basic	$(0.01)
Diluted	$(0.01)

Our Employee Stock Purchase Plan (“ESPP”) allows participants to purchase shares at 85% of the lower of the fair value of the common stock at the beginning of the offering period or the fair value on the purchase date.

We have also granted restricted stock to certain employees with a cash purchase price less than the closing market price of the underlying stock on the date of grant. Our restricted common stock awards generally vest over two to five years from the date of grant based on continued service and other performance factors. Restricted stock granted to our Chief Executive Officer may vest early upon achievement of corporate performance targets established by the Compensation Committee of the Board of Directors, in accordance with his employment contract. We record as deferred compensation, the aggregate amount by which the closing price of our common stock on the date of grant exceeds the cash purchase price of the restricted common stock, within stockholders’ equity. Deferred compensation associated with these grants is amortized to operating expenses over the respective vesting term.

General Stock Option Information

The following table sets forth a summary of option activity under our stock option program for the three months ended March 31, 2006:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
At December 31, 2005	5,201,356	16,030,710	$9.23
Granted	(781,300)	776,300	$6.15
Exercised	—	(66,082)	$6.00
Cancelled	427,734	(567,033)	$14.75

At March 31, 2006	4,847,790	16,173,895	$8.90

The weighted-average fair value of options granted during the quarters ended March 31, 2006 and 2005 was $2.91 and $3.40, respectively. The intrinsic value of options exercised during the period was $0.3 million and the fair value of restricted stock vested during the period was $0.8 million.

Information regarding the stock options outstanding at March 31, 2006 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
		(in years)
$2.44–$5.73	3,959,215	7.41	$5.47	2,494,156	$5.37
$5.75–$6.71	3,339,323	8.68	$6.26	868,641	$6.09
$6.75–$9.25	3,394,447	7.83	$8.30	3,284,345	$8.33
$9.30–$10.88	3,258,529	7.77	$9.98	3,245,633	$9.98
$10.93–$714.22	2,222,381	5.49	$18.32	2,222,381	$18.32

	16,173,895	7.57	$8.90	12,115,156	$9.84

The weighted-average remaining contractual life for all exercisable stock options at March 31, 2006 was 6.89 years. As of March 31, 2006, the aggregated intrinsic value of our options outstanding was $0.5 million and the aggregated intrinsic value of our options exercisable was $0.5 million.

NOTE 3. NET INCOME (LOSS) PER SHARE

We compute net income (loss) per share in accordance with SFAS 128, “Earnings per Share.” Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares, which consist of incremental shares issuable upon exercise of stock options and unvested restricted stock, are included in diluted net income per share to the extent such shares are dilutive. Diluted net loss per share is the same as basic net loss per share for the quarter ended March 31, 2006 due to our net loss in that period.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Numerator:
Net income (loss)	$(8,939)	$3,494
Denominator:
Denominator for basic net income (loss) per share—weighted-average shares	76,640	80,373
Effect of dilutive securities:
Employee stock options	—	1,178
Restricted common shares	—	39

Denominator for diluted net income (loss) per share—weighted-average shares and assumed conversions	76,640	81,590

Net income (loss) per share—basic	$(0.12)	$0.04
Net income (loss) per share—diluted	$(0.12)	$0.04

The diluted net loss per share calculation for the quarter ended March 31, 2006 excludes options to purchase 16.2 million shares of common stock and 1.2 million weighted unvested restricted common shares due to our net loss in that period.

The diluted net income per share calculation for the quarter ended March 31, 2005 excludes options to purchase 8.2 million shares of common stock because the exercise price of these options was greater than the average market price of a share of common stock during the respective period and the inclusion of such options would have been antidilutive.

NOTE 4. ACQUISITIONS

Legadero

On October 3, 2005, we completed the acquisition of privately held Legadero Software, Inc., or Legadero. Legadero is a Texas-based provider of IT management and governance solutions for software development and delivery and was acquired to complement our existing Application Lifecycle Management (“ALM”) products and services. The purchase price consisted of fixed consideration of $7.5 million in cash plus contingent consideration of $5.4 million for retention payments to be earned through the continued employment of certain key employees. This contingent consideration was placed in escrow and will vest and be paid over a two-year period or earlier under certain circumstances and will be recognized as compensation expense in the period earned. At December 31, 2005, $4.6 million of unearned contingent consideration remained in escrow. In addition, we incurred $0.1 million of acquisition-related costs. Options to purchase 378,000 shares of common stock pursuant to our 2003 Supplemental Stock Option Plan were issued to Legadero employees who are now our employees. These options will vest over a four-year period. Cash acquired in the acquisition was $0.3 million. Results of operations for Legadero have been included in our consolidated financial statements from the date of acquisition. The acquisition was accounted for as a purchase and the total purchase price was recorded as follows (in thousands):

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

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance as of December 31, 2005	$187,337
Adjustments to initial purchase accounting	354

Balance as of March 31, 2006	$187,691

The adjustments to goodwill during the quarter ended March 31, 2006 were primarily related to the purchase of certain software technology assets, partially offset by an adjustment related to our acquisition of TeraQuest.

The following tables summarize our intangible assets, net (in thousands):

	March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$33,120	$(31,020)	$2,100
Trademarks	8,400	(8,317)	83
Other	6,720	(5,643)	1,077

	$48,240	$(44,980)	$3,260

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$33,120	$(30,566)	$2,554
Trademarks	8,400	(8,215)	185
Other	6,720	(5,559)	1,161

	$48,240	$(44,340)	$3,900

The intangible assets are all amortizable and have original estimated useful lives as follows: acquired technology—2 to 3 years; trademarks—3 years; other—1 to 3 years. Based on the current amount of intangibles subject to amortization, the estimated future amortization expense related to our intangible assets at March 31, 2006 is as follows (in thousands):

Future Amortization
2006 (9 months)	$928
2007	1,194
2008	896
2009	242

Total	$3,260

NOTE 6. RESTRUCTURING

We account for our restructuring activities in accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS 112, “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statement No. 5 and 43,” and SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” as applicable. The following table summarizes our restructuring activity for the quarter ended March 31, 2006 (amounts in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2005	$192	$12,684	$304	$13,180
Cash paid and write-offs	(14)	(858)	—	(872)
Reversal of previous restructuring	(68)	—	—	(68)

Accrual at March 31, 2006	$110	$11,826	$304	$12,240

Of the $12.2 million in our restructuring accrual at March 31, 2006, $3.8 million was in our short-term accrual and $8.4 million was in our long-term accrual. Our long-term restructuring accrual is comprised of $8.1 million for the lease obligation for excess capacity at our Scotts Valley, California facility, $0.2 million for the lease obligation for excess capacity at a facility in Raleigh, North Carolina and $0.1 million for the lease obligation for excess capacity at a facility in Sydney, Australia.

During the first quarter of 2006 we paid $0.9 million related to restructured facility operating leases and reversed $0.1 million of accrued severance and benefits expenses due to changes to our severance estimates we originally made during our 2005 restructurings.

The restructuring charges relating to operating leases have been recorded, net of assumed sublease income and present value factors. Substantially all of these restructuring costs have or will require the outlay of cash, although the timing of lease payments relating to leased facilities over the next five years will be unchanged by the restructuring action.

NOTE 7. GAIN ON SALE OF INVESTMENT

In March 2005, we sold an equity investment in privately held Trolltech A.S. that was previously determined to be impaired and written-off in fiscal 2002. We recognized a gain of $4.7 million in the quarter ended March 31, 2005 on this transaction.

NOTE 8. INCOME TAXES

For the quarters ended March 31, 2006 and 2005, we recorded an income tax expense of $1.4 million and $0.9 million, respectively. Our non-U.S. income tax provision is based on our estimated annualized foreign effective tax rate plus foreign income withholding taxes actually incurred and our U.S. tax is based on our actual results for the quarter ended March 31, 2006. In the year ago quarter, our tax provision was based on our annualized effective tax rate.

The effective tax rates for the quarters ended March 31, 2006 and 2005 differ from statutory tax rates principally because we did not fully benefit from the operating losses we incurred in the U.S. and we incurred income tax in a number of foreign jurisdictions. We provide U.S. income taxes on the earnings of our foreign subsidiaries unless those earnings are considered permanently reinvested.

NOTE 9. STOCK REPURCHASE PROGRAM

Discretionary Repurchase Program

In September 2001, our Board of Directors authorized the use of up to $30 million to repurchase shares of our outstanding common stock under a discretionary stock repurchase program, or the Discretionary Program. In February 2004 and May 2005, our Board of Directors authorized an additional $30 million and $75 million, respectively, under this program bringing the total discretionary stock repurchase authorizations to $135 million.

No shares were repurchased through our Discretionary Program during the quarter ended March 31, 2006. The Discretionary Program is currently in effect and at December 31, 2005, $59.3 million remains authorized for future repurchases.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Indemnifications and Guarantees

The following is a summary of our agreements that we have determined are within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” some of which are specifically grandfathered in because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2006, except as noted below.

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

During the year ended December 31, 2003, we entered into a five-year operating lease for our corporate offices in Cupertino, California. In the event that we do not exercise our option to extend the term of the lease, we guarantee certain costs to restore the property to certain conditions in place at the time the lease commenced. We are accruing the estimated fair value of the lease restoration costs over the lease term and at March 31, 2006 we had a balance of $1.2 million accrued.

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

We also enter into standard indemnification agreements in our ordinary course of business with our customers, suppliers and other third-party providers. With respect to our customer license agreements, each contract generally includes certain provisions for indemnifying the customer against losses, damages, expenses and liabilities incurred by the customer in the event our software is found to infringe upon certain intellectual property rights of a third party. In our services agreements, we generally agree to indemnify our customers against any acts by our employees or agents that cause property damage or personal injury. In our technology license agreements, we also generally agree to indemnify our technology suppliers against any losses, damages, expenses and liabilities incurred by the suppliers in connection with certain intellectual property right infringement claims by any third party with respect to our products. Finally, from time to time we enter into other industry-standard indemnification agreements with third-party providers. The maximum potential amount of future payments we could be required to make under any of these indemnification agreements is presently unknown. To date, we have not incurred significant expense to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal.

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

Leases

We lease certain of our office and operating facilities and certain furniture and equipment under various operating leases. In addition, in December 2003, we entered into a five year lease for a facility in Tokyo, Japan, which is classified as a capital lease in accordance with SFAS 13 “Accounting for Leases.” We recorded an obligation of $0.8 million at the time we entered into the capital lease and at March 31, 2006 we had a total obligation of $0.4 million remaining.

Our operating leases expire at various times through 2016. At March 31, 2006, future minimum lease and sublease payments under non-cancelable leases and subleases and future minimum lease and sublease income under non-cancelable leases and subleases were as follows (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$36,201	$7,577	$17,761	$4,632	$6,231
Restructured operating leases	11,802	2,723	8,463	616	—
Capital lease	387	106	281	—	—

Gross commitments	$48,390	$10,406	$26,505	$5,248	$6,231
Sublease income	(342)	(333)	(9)	—	—

Net commitments	$48,048	$10,073	$26,496	$5,248	$6,231

Rent expense, net, for all operating leases was $2.6 million and $3.2 million for the quarters ended March 31, 2006, and 2005, respectively.

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

Service Commitments

We have commitments regarding an outsourcing arrangement for portions of our information technology operations. The committed expenditures average $5.2 million per year from November 2004 through November 2014. We can terminate this contract with or without cause upon payment of a termination fee, the maximum amount of which is $1.9 million at March 31, 2006, declining to $0.5 million in the final year of the contract. These amounts are not included in the operating lease commitments table above.

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” (“FSP FAS 123R-3”). FSP FAS 123R-3 provides a practical exception when a company transitions to the accounting requirements in SFAS No. 123R. SFAS 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS 123R (termed the APIC Pool), assuming the company had been following the recognition provisions prescribed by SFAS 123. We are currently evaluating the guidance in FSP FAS 123R-3 and we anticipate the adoption of FSP FAS 123R-3 will not have an impact on our overall results of operations or financial position.

In May 2005 the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board No. 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005.

NOTE 12. SUBSEQUENT EVENTS

Acquisition of Segue Software

On April 19, 2006, we completed the acquisition of Segue Software, Inc. pursuant to an Agreement and Plan of Merger, dated as of February 7, 2006. Segue is now a wholly-owned subsidiary of Borland. Segue is headquartered in Lexington, Massachusetts, and is a provider of quality and testing solutions. Segue offers solutions that define, measure, manage and improve software quality throughout the entire application lifecycle. Under the terms of the Agreement and Plan of Merger, we paid $8.67 per share in cash for all outstanding shares of Segue. The transaction was valued at approximately $105 million and was funded with existing cash on hand. We will incur additional acquisition-related costs and we are currently in the process of determining the aggregated total of such costs. If we had completed the Segue transaction as of quarter end, our cash, cash equivalents and short-term investments would have decreased to approximately $68 million (the approximate $173 million balance at quarter end less the approximately $105 million funding of the transaction). Although our cash and cash equivalents balance was significantly reduced following the completion of the acquisition, we believe that our current available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. However, there are many factors relating to our use of cash and at some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financings. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders. Results of operations for Segue will be included in our consolidated financial statements from the date of acquisition. For the year ended December 31, 2005, Segue reported net revenue of $36.4 million, up 10% from 2004, and software license revenue of $15.9 million, up 9% from 2004. Segue also reported net income in 2005 of $2.9 million, as compared to net income in 2004 of $1.7 million.

Planned Restructuring Activities

On April 27, 2006, our management determined to commit to restructuring actions with respect to consolidation of facilities and personnel. We intend to reduce our workforce by approximately 300 employees, or approximately 20 percent of our regular full-time staff. We currently estimate that the total costs to be incurred in connection with these restructuring actions will be approximately $13 million to $16 million, spread over the second, third and fourth quarters of 2006. Of this total, we estimate that approximately $4 million to $5 million will represent facilities-related expenses and $9 million to $11 million will relate to one-time severance-related expenses. Approximately $1.5 million of the facilities-related expenses are expected to relate to lease reinstatement costs, asset write-offs and moving expenses. Substantially all of these costs will require the outlay of cash, although the timing of lease payments relating to leased facilities will be unchanged by the restructuring action. We began to implement these restructuring efforts on May 3, 2006 with notifications of personnel action to affected personnel. The personnel actions are expected to be completed by end of July 2006.

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

In addition, as part of our plan to focus on ALM and our overall SDO strategy, we announced plans to seek a buyer for our integrated developer environment, or IDE, products, which includes the Borland Developer Studio (Delphi, C++ Builder, and C# Builder), JBuilder and Interbase product lines. Revenues from our IDE products represent approximately 30% of our total revenues. Historically our business operations for all of our products have been integrated and managed as a collective whole, and thus precise expenses attributable to individual products are not determinable. The IDE products are generally mature products and require less support and maintenance and therefore carry significant product line margins. The go-to-market model for the IDE products however has generally required an extensive management, sales and office presence throughout the world, which has been expensive to maintain.

Depending on the transaction structure and value of the disposition, it is possible that we will generate a gain from the sale of our IDE products. We will most likely be able to utilize net operating losses to eliminate a large portion of the taxable income resulting from the sale.

We are currently analyzing the impact that the acquisition of Segue and the potential IDE divestiture will have on our business and future financial performance. We expect in the short term to experience disruption and change and anticipate our financial performance could suffer in the next several quarters. We anticipate we will make organizational and operational changes around the Segue acquisition and the potential IDE divestiture, which are expected to include closure of certain facilities, layoffs of redundant workforce and overall streamlining of sales, services and research and development operations. We have begun portions of these changes, and announced our intention to reduce our workforce by approximately 300 employees, or approximately 20 percent of our regular full-time staff. We currently estimate that the total costs to be incurred in connection with these restructuring actions will be approximately $13 million to $16 million, spread over the second, third and fourth quarters of 2006. Of this total, we estimate that approximately $4 million to $5 million will represent facilities-related expenses and $9 million to $11 million will relate to one-time severance-related expenses. Approximately $1.5 million of the facilities-related expenses are expected to relate to lease reinstatement costs, asset write-offs and moving expenses. Substantially all of these costs will require the outlay of cash, although the timing of lease payments relating to leased facilities will be unchanged by the restructuring action. We began to implement these restructuring efforts on May 3, 2006 with notifications of personnel action to affected personnel. The personnel actions are expected to be completed by end of July 2006. In consideration of these and other expenses associated with the integration of Segue and those associated with our announced plan to seek a buyer for our IDE products, as well as the resultant changes each will require in our organization, we expect to operate unprofitably through at least the second and third quarters of 2006. Our goal for these changes is to further our strategic focus on ALM, improve revenue growth, reduce costs, improve profit margins and increase shareholder value.

The following is a summary of our key financial results for the quarter ended March 31, 2006:

•	Total revenues decreased 2% to $70 million from $71 million for the quarter ended March 31, 2005.

•	Licenses and other revenues decreased 9% to $39 million from $44 million for the quarter ended March 31, 2005.

•	Service revenues increased 9% to $30 million from $28 million for the quarter ended March 31, 2005.

•	Gross margins decreased to 77% from 79% for the quarter ended March 31, 2005.

•	Operating expenses increased 8% to $63 million from $58 million for the quarter ended March 31, 2005.

•	We recognized a gain of $4.7 million on the sale of an investment in the quarter ended March 31, 2005.

•	Net loss was $8.9 million compared to net income of $3.5 million for the quarter ended March 31, 2005.

•	Cash, cash equivalents and short-term investments decreased $2 million to $173 million as of March 31, 2006, from $175 million as of December 31, 2005. We have used a portion of this balance to fund the acquisition of Segue, which closed in the second quarter and was valued at approximately $105 million.

For a more in-depth discussion of our business, including a discussion of our critical accounting policies and estimates, please read our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on May 2, 2006.

Results of Operations

The following table presents our Condensed Consolidated Statements of Operations data and the related percentage of total revenues (dollars in thousands):

	Three Months Ended March 31,
	2006		2005
License and other revenues	$39,395	57%	$43,564	61%
Service revenues	30,177	43	27,760	39

Total revenues	69,572	100	71,324	100

Cost of license and other revenues	2,231	3	2,878	4
Cost of service revenues	13,041	19	9,381	13
Amortization of acquired intangibles	525	1	2,512	4

Cost of revenues	15,797	23	14,771	21

Gross profit	53,775	77	56,553	79

Selling, general and administrative	46,204	66	42,292	59
Research and development	15,405	22	14,629	20
Restructuring, amortization of other intangibles and acquisition-related expenses	1,050	2	1,095	2

Total operating expenses	62,659	90	58,016	81

Operating loss	(8,884)	(13)	(1,463)	(2)
Gain on sale of investment	—	0	4,680	6
Interest and other income, net	1,342	2	1,220	2

Income (loss) before income taxes	(7,615)	(11)	4,437	6
Income tax provision	1,397	2	943	1

Net income (loss)	$(8,939)	(13)%	$3,494	5%

Total Revenues

The following table presents our total revenues for the quarters ended March 31, 2006 and 2005 and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended March 31,		Change
	2006	2005	$	%
Total revenues	$69,572	$71,324	$(1,752)	(2)%

We derive revenues from licenses of our software and the sale of related services. No single group or customer represented more than 10% of our total revenues in the quarters ended March 31, 2006 or 2005.

Licenses and Other Revenues

The following table presents our licenses and other revenues and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended March 31,		Change
	2006	2005	$	%
License and other revenues	$39,395	$43,564	$(4,169)	(10)%
As a percentage of total revenues	57%	61%

License and other revenues represent amounts for license fees and royalties earned for granting customers the right to use and distribute our software products. License and other revenues declined in the quarter ended March 31, 2006 due primarily to a $7.5 million decrease in revenues from products within our Deployment product category. Our Deployment products provide application middleware for transaction-intensive applications and assist users that have significant data processing needs, especially the telecommunications market, which has been soft in recent quarters. Partially offsetting this decline was an increase in license revenues of $2.4 million from our ALM enterprise products. Additionally, license revenues from our IDE products increased $0.9 million due to demand for the latest release of our Delphi product line, especially in Europe. We released “Delphi 2006” in the fourth quarter of 2005.

While revenue recognition for our software licenses may be affected by numerous aspects of an arrangement, for the majority of our customer contracts we recognize software license revenue upon shipment of product. As of March 31, 2006, we had on-hand sales orders that would have been recognized as period revenue, had those orders been shipped, totaling approximately $5 million of product licenses.

Service Revenues

The following table presents our service revenues and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended March 31,		Change
	2006	2005	$	%
Service revenues	$30,177	$27,760	$2,417	9%
As a percentage of total revenues	43%	39%

Service revenues represent amounts earned for consulting and education services for our software products, and for technical support, which includes call support, maintenance and upgrades. The increase in service revenues in the quarter ended March 2006 was a result of an increase in our consulting and education services revenues. Consulting and education services revenues increased $2.6 million to $8.7 million in the quarter ended March 31, 2006 from $6.2 million in the quarter ended March 31, 2005, due to the expansion of our consulting services team and the related formation of our process optimization practice. Consulting and education services revenues totaled 29% and 22% of service revenues in the quarters ended March 31, 2006 and 2005, respectively. Technical support revenues decreased $0.1 million to $21.4 million in the quarter ended March 31, 2006 from $21.5 million in the quarter ended March 31, 2005.

International Revenues

International revenues represented 60% of total revenues in both quarters ended March 31, 2006 and 2005. Revenues from our operations in Europe increased $0.8 million due to increases in both license and service revenues, while revenues from our operations in Asia decreased $1.5 million due to decreases in both license and service revenues, especially in Japan.

The following table presents our total revenues by country and their percentage change (dollars in thousands):

	Three Months Ended March 31,		Change
	2006	2005	$	%
United States	$28,142	$28,262	$(120)	(0)%
Germany	7,677	7,204	473	7%
All other countries	33,753	35,858	(2,105)	(6)%

Total Revenues	$69,572	$71,324	$(1,752)	(2)%

No other single country accounted for total revenues greater than 10% of total revenues in the quarters ended March 31, 2006 or 2005.

Our international revenues are influenced by fluctuations in foreign currencies and would be harmed if the U.S. dollar were to strengthen against major foreign currencies, primarily the Euro and the United Kingdom Pound Sterling.

Regional Revenues

The following table presents our total revenues by region and their percentage change (dollars in thousands):

	Three Months Ended March 31,		Change
	2006	2005	$	%
Americas	$33,434	$34,563	$(1,129)	(3)%
Europe, Middle East and Africa	26,214	25,368	846	3%
Asia Pacific	9,924	11,393	(1,469)	(13)%

Total Revenues	$69,572	$71,324	$(1,752)	(2)%

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

Americas. Revenues in our Americas region decreased $1.1 million, or 3%, in the quarter ended March 31, 2006 as a result of a decline in license revenues. This decrease included a decline in license revenues of $4.2 million, partially offset by an increase in service revenues of $3.1 million. License revenues declined due primarily to a decrease in revenues of $4.9 million from our Deployment products that are often sold into the telecommunications market, and due to continued weakness Java IDE product line, which declined $1.5 million. Additionally, license revenues from our other IDE products decreased $0.6 million. Partially offsetting the decline in license revenues were increases in ALM license revenues of $1.6 million. Service revenues increased due to an increase in consulting and education services revenues related to the expansion of our consulting services team and due to an increase in technical support revenues. The strength in technical support revenues was attributable to our expanding base of enterprise-level customers who have purchased multi-product solutions with technical support contracts attached.

EMEA. Revenues in the EMEA region increased $0.8 million, or 3%, in the quarter ended March 31, 2006 as a result of an increase in license revenues of $1.9 million, partially offset by a decrease in service revenues of $1.0 million. The increase in license revenues was due to strength in both our IDE products and our ALM enterprise products. Revenues from IDE products and from our ALM products increased $1.0 million each. Service revenues decreased $1.0 million due to a decline in technical support revenues. The strengthening of the U.S. dollar versus the Euro and British Pound Sterling since the year-ago quarter had the effect of reducing revenues in the EMEA region by approximately $2.6 million in the quarter ended March 31, 2006.

APAC. Revenues in the APAC region decreased $1.5 million, or 13%, in the quarter ended March 31, 2006 due to a decline in license revenues of $1.9 million, partially offset by an increase in service revenues of $0.4 million. The decline was due primarily to the continued weakness of our Deployment products, which declined $1.7 million, and a slow rate of adoption of our ALM enterprise products, particularly in Japan. ALM revenues declined $0.2 million in our APAC region. Service revenues increased due primarily to the strength of technical support revenues as we have focused on selling initial and renewal technical support contracts. The strengthening of the U.S. dollar versus the Japanese Yen and Australian dollar since the year-ago quarter had the effect of reducing revenues in the APAC region by approximately $0.6 million in the quarter ended March 31, 2006.

Cost of Revenues

The following table presents cost of revenues and the absolute dollar and percentage changes from the comparable prior year period (dollars in thousands):

	Three Months Ended March 31,		Change
	2006	2005	$	%
Cost of license and other revenues	$2,231	$2,878	$(647)	(22)%
As a percent of license and other revenues	6%	7%
Cost of service revenues	$13,041	$9,381	$(3,660)	(39)%
As a percent of service revenues	43%	34%
Amortization of acquired intangibles	$525	$2,512	$(1,987)	(79)%
As a percent of total revenues	1%	4%

Cost of Licenses and Other Revenues

Cost of license and other revenues consists primarily of variable costs including production costs, product packaging costs and royalties paid to third-party vendors. Costs of licensing and other revenues tend to fluctuate with changes in product mix. The reductions in the cost of license and other revenues on an absolute dollar basis when comparing the quarters ended March 31, 2006 and 2005 were principally attributable to a decrease in license revenues in the quarter ended March 31, 2006, partially offset by slightly higher royalty costs. On a percentage basis, cost of license revenues increased in the quarter ended March 31, 2006 due to royalty costs. Royalty costs were 2% and 3% of license and other revenues in the quarters ended March 31, 2006 and 2005, respectively. The level of royalty costs in future periods will be dependent upon our ability to obtain favorable licensing terms for our products that include third-party technology and the extent to which we include such third-party technology in our product offerings.

Cost of Service Revenues

Cost of service revenues consists primarily of salaries and benefits, third-party contractor costs and related expenses incurred in providing technical support, and consulting and education services. Service gross margins were 58% and 66% in the quarters ended March 31, 2006 and 2005, respectively. The decrease in gross margins in the quarter ended March 31, 2006 was due to an increase in labor costs, including an increase in the use of outside consultants, as demand for our consulting and education services continues to grow. Consulting and education services costs increased $3.0 million to $10.2 million in the quarter ended March 31, 2006 from $7.2 million in the year-ago quarter. Consulting and education services gross margins were (17)% and (18)% in the quarters ended March 31, 2006 and 2005, respectively. We are in the early stages of building our consulting and education practices and expect to continue to invest in this area. While we believe gross margins for consulting and education services will improve in the coming quarters, we cannot be sure this will be the case. Technical support costs increased $0.7 million to $2.8 million in the quarter ended March 31, 2006 from $2.1 million in the year-ago quarter due to an increase in maintenance contract renewal costs. Technical support gross margins were 87% and 90% in the quarters ended March 31, 2006 and 2005, respectively. Additionally, cost of service revenues included $0.1 million of employee stock-based compensation expenses in the quarter ended March 31, 2006, as a result of our adoption of SFAS 123R in that quarter.

Amortization of Acquired Intangibles

Amortization of acquired intangibles consists of the amortization of purchased technology and maintenance contracts from acquisitions. Amortization of acquired intangibles decreased in the quarter ended March 31, 2006 due to the completion of the amortization of the acquired technology in December 2005 related to the acquisition of Starbase, and the completion of the acquired technology in January 2006 related to the acquisition of TogetherSoft. Partially offsetting these decreases in amortization expenses were increases relating to the acquisitions of TeraQuest in January 2005 and Legadero in October 2005. During the quarter ended March 31, 2006, we recorded $0.1 million and $0.2 million of amortization expense, respectively, in relation to these acquisitions.

Operating Expenses

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended March 31,		Change
	2006	2005	$	%
Selling, general and administrative expenses	$46,204	$42,292	$3,912	9%
As a percent of total revenues	66%	59%

The increase in selling, general and administrative expenses in the quarter ended March 31, 2006 was attributable to an increase in employee-related expenses, which includes employee stock-based and incentive compensation expenses, and an increase in audit and legal fees. Stock-based compensation expenses increased $2.4 million as a result of our adoption of SFAS 123R in the quarter ended March 31, 2006 and from the amortization of deferred compensation resulting from restricted stock awards granted to key employees as part of our retention program. Employee incentive compensation expenses increased $1.0 million as a result of an increase in our incentive compensation accrual, which is payable upon achievement of certain financial and performance targets during the first six-months, and year, of 2006. Audit and legal fees increased $1.8 million in the quarter ended March 31, 2006. Partially offsetting these increases were decreases of $0.8 million in advertising and marketing programs and $0.3 million in bad debt expense.

Research and Development Expenses

The following table presents our research and development expenses for the quarters ended March 31, 2006 and 2005 and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended March 31,		Change
	2006	2005	$	%
Research and development expenses	$15,405	$14,629	$776	5%
As a percent of total revenues	22%	20%

The increase in research and development expenses in the quarter ended March 31, 2006 was, in part, attributable to an increase in employee incentive compensation expenses of $1.5 million as a result of an increase in our incentive compensation accrual, which is payable upon achievement of certain financial and performance targets during the first six-months of 2006. Additionally, as a result of our adoption of SFAS 123R in the quarter ended March 31, 2006, we recorded $0.5 million of employee stock-based compensation expenses. Partially offsetting these increases was a decrease in software translation costs of $0.7 million due to the timing of our software translation projects. Also, salary and benefit expenses decreased $0.6 million as a result of reductions in our research and development headcount due to our 2005 restructurings.

Restructuring, Amortization of Other Intangibles, and Acquisition-Related Expenses

The following table summarizes our restructuring, amortization of other intangibles and acquisition-related expenses and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended March 31,		Change
	2006	2005	$	%
Restructuring	$(68)	$233	$(301)	(129)%
Amortization of other intangibles	113	742	(629)	(85)%
Acquisition-related expenses	1,005	120	885	738%

Total	$1,050	$1,095	$(45)	(4)%

As a percent of total revenues	2%	2%

Restructuring. We reversed $0.1 million of restructuring expenses in the quarter ended March 31, 2006 relating to changes to our estimate of severance and benefits charges we originally made during our 2005 restructuring activities.

Restructuring expenses recorded in the quarter ended March 31, 2005 totaled $0.2 million and were for severance and benefits charges resulting from the termination of an employee in selling, general and administrative.

The restructuring charges relating to operating leases have been recorded, net of assumed sublease income and present value factors. Substantially all of these restructuring costs have or will require the outlay of cash, although the timing of lease payments relating to leased facilities over the next five years will be unchanged by the restructuring action. Substantially all amounts related to severance and benefits were paid prior to March 31, 2006.

The following table summarizes our restructuring activity for the three months ended March 31, 2006 (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual at December 31, 2005	$192	$12,684	$304	$13,180
Cash paid and write-offs	(14)	(858)	—	(872)
Reversal of previous restructuring	(68)	—	—	(68)

Accrual at March 31, 2006	$110	$11,826	$304	$12,240

Of the $12.2 million in our restructuring accrual at March 31, 2006, $3.8 million was in our short-term accrual and $8.4 million was in our long-term accrual. Our long-term restructuring accrual is comprised of $8.1 million for the lease obligation for excess capacity at our Scotts Valley, California facility, $0.2 million for the lease obligation for excess capacity at a facility in Raleigh, North Carolina and $0.1 million for the lease obligation for excess capacity at a facility in Sydney, Australia.

Amortization of other intangibles. In the quarter ended March 31, 2006, we incurred $0.1 million of amortization expense related to intangible trade names and non-compete agreements as a result of our acquisitions, compared to $0.8 million in the year-ago quarter. Amortization of other intangibles decreased due to the completion of the amortization of the non-compete agreements in January 2005 and the completion of the amortization of the trade names in January 2006 related to the acquisition of TogetherSoft

Acquisition-related expenses. In the quarter ended March 31, 2006 we recorded $1.0 million in acquisition-related expenses, which was primarily contingent consideration payable under the terms of the TeraQuest and Legadero acquisition agreements. Acquisition-related expenses in the year-ago quarter consisted of $0.1 million of contingent consideration payable under the terms of the TeraQuest acquisition agreement.

Gain on Sale of Investment

In the quarter ended March 31, 2005 we recognized a gain of $4.7 million on the sale of an equity investment in privately held Trolltech A.S. that was previously determined to be impaired and written-off in fiscal 2002.

Interest and Other Income, Net

The following table presents our interest and other income, net for the quarters ended March 31, 2006 and 2005 and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended March 31,		Change
	2006	2005	$	%
Interest and other income, net	$1,342	$1,220	$122	10%
As a percent of total revenues	2%	2%

The increase in interest and other income, net in the quarter ended March 31, 2006 was primarily attributable to higher yields earned on our invested capital, which resulted in a $0.5 million increase in net interest income as compared to the year-ago quarter, partially offset by a $0.2 million increase in realized foreign currency losses. Fluctuations in the Euro versus the U.S. dollar has accounted for the majority of the losses in foreign currency in the recent past. The amount of foreign currency gains or losses we realize is influenced by fluctuations in the U.S. dollar versus the foreign currencies we conduct business in with respect to our short-term inter-company balances with our international subsidiaries, along with other transactional activities conducted in foreign currencies.

Income Taxes

The following table presents our income taxes and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended March 31,		Change
	2006	2005	$	%
Income tax provision	$1,397	$943	$454	48%
As a percent of total revenues	2%	1%

On a consolidated basis, we generated a pre-tax loss of $7.6 million in the quarter ended March 31, 2006 and pre-tax income of $4.4 million in the quarter ended March 31, 2005. Our income tax provision, as a percentage of pre-tax income (loss), was (18)% and 21% for the quarters ended March 31, 2006 and 2005, respectively. The change in income tax provision in absolute dollars in the quarter ended March 31, 2006 as compared to the year ago period was largely as a result of higher income taxes on our profitable foreign subsidiaries. In the quarters ended March 31, 2006 and 2005, substantially all of our tax provision related to non-US taxes.

Our effective tax rate is primarily dependent on the location of taxable profits (if any), the utilization of our net operating loss, or NOL, carryforwards in certain jurisdictions, and the imposition of withholding taxes on revenues regardless of our profitability.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments. Cash, cash equivalents and short-term investments were $173.1 million at March 31, 2006, a decrease of $2.0 million from a balance of $175.1 million at December 31, 2005. Working capital decreased $6.9 million to $101.4 million at March 31, 2006 from $108.3 million at December 31, 2005. The components of the change in working capital, net of foreign currency fluctuations, included a decrease in accounts receivable of $6.1 million and an increase in accounts payable and accrued liabilities of $1.1 million. These decreases to working capital in the first quarter of 2006 were partially offset by a decrease in deferred revenues of $3.3 million and a decrease in income taxes payable of $1.0 million.

Net cash provided by and used in operating activities. Net cash used in operating activities in the first quarter of 2006 was $0.1 million, which included a net loss of $8.9 million, partially offset by net working capital sources of cash of $4.0 million and non-cash related expenses of $4.8 million. Working capital sources of cash included a decrease in accounts receivable and an increase in accounts payable and accrued expenses. The decrease in accounts receivable relates primarily to a decrease in revenues in the first quarter of 2006, as compared to the prior quarter, and due to the timing of bookings of sales orders. The increase in accounts payable is related to the timing of payments to our vendors. Working capital uses of cash included a decrease in deferred revenues due to a decrease in bookings of maintenance contracts in the first quarter of 2006 as compared to the prior quarter. Additionally, our income taxes payable decreased due to payments made during the quarter ended March 31, 2006.

Net cash provided by operating activities during the first quarter of 2005 was $16.9 million, comprised of net income of $3.5 million, non-cash related expenses of $3.7 million and net working capital sources of cash of $14.4 million, partially offset by a $4.7 million gain from the sale of an equity investment. Working capital sources of cash included a decrease in accounts receivable and increases in accounts payable and deferred revenues. The net increase in accounts payable relates primarily to the timing of payments at the end of the first quarter of 2005. Deferred revenues increased due to the booking of support contracts. Working capital uses of cash included a decrease in accrued expenses due to a decrease in accrued incentive payroll, commissions and bonuses related to Borland not achieving its financial performance objectives during the first quarter of 2005.

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

Net cash provided by and used in investing activities. Net cash provided by investing activities during the first quarter of 2006 was $84.4 million. During the first quarter of 2006 we had net sales and maturities of short-term investments of $86.2 million and purchases of property and equipment of $1.8 million. We converted 68% of our short-term investments into cash for use in the acquisition of Segue Software, Inc., which closed in April 2006.

Net cash used in investing activities during the first quarter of 2005 was $8.2 million. We used $7.7 million, net, for the purchases of short-term investments and $4.2 million, net of cash acquired, for the purchase of TeraQuest. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion of this acquisition. Additionally, we used $1.0 million for the purchases of property and equipment. These uses of cash were partially offset by proceeds of $4.7 million from the sale of an equity investment.

Net cash provided by and used in financing activities. Net cash provided by financing activities during the first quarter of 2006 was $0.1 million, consisting primarily of $0.4 million received for the issuance of shares of our common stock from stock option exercises, partially offset by $0.3 million from restricted stock awards surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards.

Net cash used in financing activities during the first quarter of 2005 was $4.6 million, consisting primarily of $6.1 million used for the repurchase of our common stock, partially offset by $1.5 million received for the issuance of shares of our common stock from the exercise of stock options.

Segue Acquisition. On April 19, 2006, we completed the acquisition of Segue Software, Inc. pursuant to an Agreement and Plan of Merger, dated as of February 7, 2006. Segue is now a wholly-owned subsidiary of Borland. The transaction was valued at approximately $105 million and was funded with existing cash on hand. If we had completed the Segue transaction as of quarter end, our cash, cash equivalents and short-term investments would have decreased to approximately $68 million (the approximate $173 million balance at quarter end less the approximately $105 million funding of the transaction). We will incur additional acquisition-related costs and we are currently in the process of determining the aggregated total of such costs. Additionally, in consideration of expenses associated with the integration of Segue and those associated with our announced plan to seek a buyer for our integrated development environment products (as discussed in the following paragraph) as well as the resultant changes each will require in our organization, we expect to operate unprofitably for the next several quarters. Although our cash and cash equivalents balance was significantly reduced following the completion of the acquisition, we believe that our current available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. In the future, we may utilize additional cash resources to fund other acquisitions or investments in other businesses, technologies or product lines.

IDE Divestiture. Also in February 2006, we announced our plan to seek a buyer for our integrated development environment, or IDE, products. We are currently analyzing the impact this divestiture will have on our existing business. While the specific products that we divest will not be determined until we enter into an agreement with a selected buyer, we estimate that the disposition will encompass products that generated revenue of approximately $84 million in the year ended December 31, 2005, or approximately 30% of our total revenues for the year. We also intend to make operational changes as a result of this divestiture, the impact of which has yet to be precisely quantified.

Operating Capital and Capital Expenditure Requirements. Although we believe that our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months, at some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financings. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders. We also may require additional capital for other purposes not presently contemplated. If we are unable to obtain sufficient capital, we could be required to curtail capital equipment purchases or research and development expenditures, which could harm our business. Factors that could affect our cash used or generated from operations and, as a result, our need to seek additional borrowings or capital include:

•	greater that expected expenses associated with the integration of Segue, the divestiture of the IDE products and/or the operational and organizational changes associated with those activities;

•	decreased demand and market acceptance for our products and/or our customers’ products;

•	competitive pressures resulting in lower than expected average selling prices; and

•	new product announcements or product introductions by our competitors.

For additional factors see the section entitled “Risk Factors.”

Currency. Although we utilize foreign currency forward exchange contracts to reduce our foreign currency exchange rate risk, strengthening of the United States dollar against the Euro, the United Kingdom Pound Sterling, the Australian and Singapore dollars and the Japanese Yen could harm our business. We cannot predict currency exchange rate fluctuations and there can be no assurance that foreign currency exchange rates will not have a material adverse impact on our future cash flows and operating results. Refer to Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for additional discussion of foreign currency risk.

Contractual Obligations and Off-Balance Sheet Arrangements

Leases. As of March 31, 2006, long-term liabilities amounted to $14.7 million, which included $2.7 million of long-term lease obligations. We lease certain of our office and operating facilities and certain furniture and equipment under various operating leases. In addition, in December 2003, we entered into a five year lease for a facility in Tokyo, Japan, which is classified as a capital lease in accordance with SFAS 13 “Accounting for Leases.” We recorded an obligation of $0.8 million at the time we entered into the capital lease and at March 31, 2006 we had a total obligation of $0.4 million remaining.

Our operating leases expire at various times through 2016. At March 31, 2006, future minimum lease and sublease payments under non-cancelable leases and subleases, and future minimum lease and sublease income under non-cancelable leases and subleases were as follows (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$36,201	$7,577	$17,761	$4,632	$6,231
Restructured operating leases	11,802	2,723	8,463	616	—
Capital lease	387	106	281	—	—

Gross commitments	$48,390	$10,406	$26,505	$5,248	$6,231
Sublease income	(342)	(333)	(9)	—	—

Net commitments	$48,048	$10,073	$26,496	$5,248	$6,231

The restructured operating leases above represent total lease commitments that are not associated with continuing operations and include exited facilities located in California, North Carolina and Australia.

Additionally, we have a commitment regarding an outsourcing arrangement for portions of our information technology operations. The committed expenditures average of $5.2 million per year from November 2004 through November 2014. We can terminate this contract with or without cause upon payment of a termination fee, the maximum amount of which is $1.9 million at March 31, 2006, declining to $0.5 million in the final year of the contract. These amounts are not included in the operating lease commitments table above.

Indemnifications. For information regarding our indemnification obligations, refer to Note 10 of Notes to Condensed Consolidated Financial Statements in Item 1.

Royalties We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense, which was recorded in cost of license and other revenues on our Condensed Consolidated Statements of Operations, was $0.8 million and $1.2 million for the quarters ended March 31, 2006 and 2005, respectively.

Off-Balance Sheet Arrangements. As part of our ongoing business, we do not participate in material transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2006, we are not involved in any material unconsolidated transactions.

Effect of New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1.

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

During the first quarter of 2006, we recorded net realized foreign exchange losses of $0.3 million, included as part of interest and other income, net, in our Condensed Consolidated Statements of Operations. The foreign exchange losses were generated due primarily to fluctuation in the Euro, the United Kingdom Pound Sterling, and the Australian and Singapore dollars versus the U.S. dollar. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our inter-company receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

During the first quarter of 2006 we recorded unrealized foreign currency losses of $0.2 million, in cumulative other comprehensive income on our Condensed Consolidated Balance Sheets, in part, due to foreign currency movements on our long-term inter-company balances. As of March 31, 2006, we had $16.3 million, $3.0 million, $1.3 million, $0.4 million and $0.3 million in long-term inter-company balances that will be settled in Australian dollars, Singapore dollars, Brazilian Reais, South Korean Won, and Japanese Yen, respectively.

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

The table below provides information about our derivative financial instruments, comprised of foreign currency forward exchange contracts as of March 31, 2006. The information is provided in U.S. dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table below presents the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates and the net fair value for our forward contracts as of March 31, 2006. All forward contracts in the table below represent contracts to buy or sell the currencies listed. All instruments mature within one month (dollar amounts in thousands):

	Notional Amount	Weighted- Average Contract Rate	Net Fair Value at March 31, 2006
Foreign currency forward exchange contracts:
Australian dollar	$(195)	0.7084	$(195)
Brazilian Real	1,295	2.2650	1,271
Canadian dollar	4,576	1.1792	4,577
Czech Koruna	(471)	23.8010	(472)
Euro	(2,494)	1.1982	(2,498)
Hong Kong dollar	1,036	7.7573	1,036
Indian Rupee	5,101	45.1700	5,044
Japanese Yen	(2,526)	118.5300	(2,531)
Russian Rouble	(1,520)	27.6000	(1,532)
Singapore dollar	6,904	1.6116	6,906
South Korean Won	423	981.75	422
United Kingdom Pound Sterling	850	1.7324	851

Total	$12,979		$12,879

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

Cash and cash equivalents include investments, which have an original maturity of 90 days or less and short-term investments include investments which have an original maturity of 91 days up to one year. As of March 31, 2006 and December 31, 2005, we held no investments classified as long-term. At March 31, 2006, the weighted-average interest rate we earned on our cash and cash equivalents balance of $132.9 million was 4.10% and the weighted-average interest rate we earned on our short-term investments balance of $39.8 million was 4.56%. At December 31, 2005, the weighted-average interest rate we earned on our cash and cash equivalents balance of $49.1 million was 4.21% and the weighted-average interest rate we earned on our short-term investments balance of $126.0 million was 4.23%. The difference in the weighted-average interest rates associated with cash and cash equivalents and short-term investments is due primarily to interest rates on auction rate securities which are included in our short-term investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels as of March 31, 2006, it would not materially change the fair market value of our investment portfolio.

Credit Risks

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions and commercial paper. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. No single group or customer represented greater than 10% of total accounts receivable, net of allowances, as of March 31, 2006, or December 31, 2005.

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

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act rules. This evaluation and review was done under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and other management. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of material weaknesses in our internal control over financial reporting discussed below as of December 31, 2005 which remain unremediated as of March 31, 2006, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Material Weakness Remediation

We assign a high priority to the improvement of our internal control over financial reporting. The material weaknesses described above were unremediated as of March 31, 2006. We currently expect to implement new training courses for senior personnel throughout the company attended by our Chief Executive Officer. In addition, we intend to institute procedures that will require that third-party contractor hours be tracked in a separate system and reconciled with the time recorded on invoices received. We also intend to require new certifications of our senior personnel concerning invoicing, billing and customer commitments. We intend to finalize and implement these measures at the earliest practicable date.

Based on the results of the procedures we performed in connection with the preparation of this Quarterly Report on Form 10-Q, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows in accordance with GAAP for the periods presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter ended March 31, 2006 which our management concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

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

We are undergoing a change from a company that develops and delivers various product lines targeted to multiple individual markets to one that focuses primarily on the development and distribution of enterprise software development solutions. In support of this transformation, we acquired Segue Software, Inc. (“Segue”) in April 2006 and, in February 2006, we announced our intention to seek a buyer for our IDE products. This change involves many aspects (each of which involves substantial risks), including:

•	Changes in go-to-market strategy. To achieve revenue growth, we must enhance our enterprise selling capability, increase sales force productivity and generally complete more large revenue, multi-product sales of our ALM solution set. We will also need to further define our roadmaps, integrate the Segue software quality optimization products and other acquired products into our ALM solution set, and generally continue to evolve our ALM offerings to our SDO vision. To do so, we must coordinate the efforts of our marketing, sales, services and research and development organizations to focus on the needs of large enterprises. These tasks are complicated, involve many people and processes, and require consistency and persistence in the market place to be effective. In addition, this “enterprise” go-to-market strategy involves different skills, partners and competencies than the “channel” go-to-market strategy historically used for the IDE products. If we fail to coordinate our efforts and deliver broader value to our customers, we will not satisfy the demands of the large enterprise customers that we are targeting and our revenues will suffer.

•	Changes in our sales organization and sales leadership. The transition to our new business model requires that we focus our sales effort on enterprise customers. To drive these changes, we have made and will continue to make changes throughout our global sales force, particularly in Europe and Japan where productivity has been below expectations. On May 3, 2006, we announced the hiring of a new VP of our EMEA operations and a combination of our APAC and Japan regions under single leadership. These efforts may prove unsuccessful in increasing our sales to enterprise customers.

•	Changes in our sales cycles. Sales to large enterprises often involve long and unpredictable sales cycles. As we rely more on selling enterprise solutions, we will also become more dependent on large revenue, multi-product transactions to meet our revenue expectations. Given our relative inexperience in serving enterprise customers and our increased dependency on larger revenue deals with longer sales cycles, we may be unable to accurately forecast revenues derived from these customers. If we fail to accurately forecast revenues, we may not achieve the financial performance that we anticipate, which could harm our business.

•	Changes in our marketing strategy. As part of our transition, we have been and are continuing to redefine our marketing strategy. Our focus is on increasing lead generation and developing appropriate enterprise-level messaging, all in an effort to provide the necessary tools to our sales organization to sell to the enterprise customer. As an organization, we are relatively new at this. If we are unable to develop effective marketing programs and increase our pipeline of sales opportunities, or if our sales organization in turn is unable to effectively convert leads into customers, our revenues will suffer.

•	Changes in the make-up of our management team. Several members of our management team and senior personnel in a wide range of managerial roles recently joined Borland, including our new President and CEO who joined Borland in November 2005. As a result, our management team has a relatively short history working together, and there is risk that they will be able to manage the company effectively, especially in the face of the dramatic change related to a major acquisition and divestiture of products. In addition, we are currently searching for a new head of worldwide research and

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

•	Changes in our corporate structure. The acquisition of Segue and the potential divestiture of the IDE products represent two very different transactions. The Segue transaction relates to building on our enterprise software development solutions. The IDE products divestiture represents the disposition of individual products delivered to the market largely though a global channel network. Both transactions are complex, and carry risks related to both our potential failure to complete them, and our failure to realize the benefits we expect from their completion. In addition, executing on both transactions will require a concurrent effort to align our organization, change our business processes, update our financial and IT systems, and generally evolve our day-to-day operations. Failure to successfully transition our people and processes and systems could harm our business.

•	Changes in our services organization. On May 3, 2006, we announced a reorganization of our services organization. We have combined our consulting services and sales organizations to better focus on customer engagements. We have also combined our technical support organization with our research and development organization to more closely align customer feedback on our products with our development efforts. The implementation of these changes will require careful planning and coordination to ensure we maintain customer satisfaction. In addition, such changes may result in loss of key services personnel. In the event customer satisfaction is harmed or we lose key personnel, our business could be harmed.

There are several other types of risks inherent in our transformation, generally described in the following paragraphs and throughout this document. While we believe that changing the organization to focus on the development and delivery of comprehensive solutions to enterprise customers is critical to growing our business, we may be unable to complete this process smoothly and quickly. If we are unable to manage this change smoothly and quickly, our business, results of operations, financial condition and prospects will be harmed. Additionally, in consideration of expenses associated with the integration of Segue and those associated with our announced plan to seek a buyer for our IDE products, as well as the resultant changes each will require in our organization, we expect to operate unprofitably at least through the second and third quarters of 2006.

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

The potential divestiture of our IDE products is a significant transaction for us. The IDE products are generally mature products and require less support and maintenance and therefore carry significant product line margins. The go-to-market model for the IDE products however has generally required an extensive management, sales and office presence throughout the world, which has been expensive to maintain. The market for our IDE products, particularly JBuilder, has become increasingly commoditized. This is due in part to the overall increase in the utilization of open source software technologies, including the growing popularity of Eclipse – an open source initiative that provides, among other things, development tools, frameworks, and foundational IDE technology at little or no charge. Revenue from our IDE products has thus declined significantly as a group in recent years. If we are unable to efficiently divest the IDE products or unable to find a buyer at all, we will continue to be subject to these market trends and organizational dynamics, which would make it difficult to grow our business overall.

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

We will have a substantial number of new research and development personnel join us through the Segue acquisition, and we will have a substantial number of existing research and development personnel exit the company through the IDE divestiture. In addition, we may consolidate or close certain research and development locations. These personnel additions and subtractions will occur in different geographical locations around the world and will require a coordinated management and training effort. The changes will also affect the mix of personnel and skills in various engineering locations, which will require an evolution and rationalization of the research and development approach. There are numerous risks inherent in this process including the potential loss of technical talent, the possibility of disruption or distractions in developing products, delays in shipping products, and the potential for product quality to suffer. We are currently searching for a new head of worldwide research and development. Failure to find a suitable candidate in a timely fashion could delay or hamper our efforts to streamline and enhance our research and development approach.

We are relatively new to marketing and selling comprehensive solutions for the application development lifecycle, and we may not be able to successfully compete in this broader market.

The application development lifecycle market is evolving, and customers are increasingly demanding software that integrates and addresses each stage of the application development lifecycle. Historically, we have focused on selling point products for particular segments of the application development lifecycle, most notably IDE development tools. We have done this utilizing a combination of an indirect sales channel that sells individual point products and a direct sales force that manages larger accounts on the basis of geography. Over the past several quarters, we have focused our sales efforts on selling enterprise solutions to large customers, as our future growth will depend in large measure on our ability to sell comprehensive ALM solutions to these larger enterprises. Selling enterprise solutions to large customers represents a fundamentally different go-to-market approach than selling through “the channel.” To that end, we have substantially changed our business model, hired and allocated many new sales personnel dedicated exclusively to named enterprise accounts and built plans around augmenting our selling efforts with and through large technology and market-facing partners. However, we may be unable to transition effectively to selling these solutions to large enterprises. To compete successfully in the enterprise account market, we believe we will need to:

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

Software products occasionally contain errors or defects, especially when they are first introduced or when new versions are released. We cannot be certain that our products are or in the future will be completely free of defects and errors. We could lose revenue as a result of product defects or errors, including defects contained in third-party products that enable our products to work. In addition, the discovery of a defect or error in a new version or product may result in the following consequences, among others:

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

We depend on licenses from third-party suppliers for some elements of our products such as various file libraries. In particular, we depend on technology licenses from Sun Microsystems for certain of our Java products, and we depend on licenses from Microsoft for our Delphi, C++Builder, C#Builder and Borland Developer Studio products. If any of these licenses or other third-party licenses were terminated or were not renewed, or if these third parties failed to notify us in a timely manner of any new or updated technology, we might not be able to ship such products as planned or provide support for such products, including upgrades. We would then have to seek an alternative to the third party’s technology and, in some cases, an alternative may not exist. This could result in delays in releasing and/or shipping our products, increased costs by having to secure unfavorable royalty arrangements or reduced functionality of our products, which in turn could substantially reduce our revenues.

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

A substantial portion of our revenues is from international sales. International sales accounted for 60% of our revenues during the quarter ended March 31, 2006, with Germany accounting for 11% of our total revenue. In addition, a significant portion of our operations consists of activities outside the United States. We now have research and development facilities in several domestic and international locations, and we currently have a direct sales force in place in more than twenty countries around the world. We have a complicated corporate structure, and historically have had geographically dispersed operational controls. In particular, we rely on personnel in our international locations to properly account for and manage our international operations, which introduces inherent difficulties in management and control. Given this, we may experience difficulty in efficiently and effectively managing our dispersed and complicated organization. As a result, our results of operations may suffer. In addition, we are subject to other risks inherent in doing business internationally, including:

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

We announced on March 31, 2006 that we were delaying our filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 in order for the Audit Committee of our Board of Directors to conduct a review, with the assistance of outside advisors, of third-party contractor liabilities and accrued expenses and a potential customer refund obligation (the “Review”). The Audit Committee’s Review is now complete. As a result of this Review, management identified material weaknesses insofar as we did not maintain effective controls over third-party contractor invoices and contracts and we did not maintain an effective control environment based on the criteria established in Internal Control – Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) with respect to senior management’s role in promoting compliance with policies and procedures and the prevention or detection of the override of our controls. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Because of these material weaknesses, our management concluded that, as of December 31, 2005, we did not maintain effective internal control over financial reporting. As a result, PricewaterhouseCoopers LLP has issued an adverse opinion with respect to our internal control over financial reporting and their report is included in our Annual Report on Form 10-K filed with the SEC on May 2, 2006.

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

We adopted SFAS 123R on January 1, 2006, which requires us to expense stock options in our statement of operations. SFAS 123R applies to all outstanding stock options that are not vested at the effective date and grants of new stock options made subsequent to the effective date. Compensation charges under SFAS 123R is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. As a result of our adoption of SFAS 123R, our earnings in the quarter ended March 31, 2006 were reduced by $2.1 million, and we estimate it will be substantially more likely that we could experience net losses in future periods as a result of SFAS 123R.

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

Third-party claims of intellectual property infringement may subject us to costly litigation or settlement terms or limit the sales of our products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The shares shown as repurchased in the table below were surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards. Below is a summary of these transactions for the three months ended March 31, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Beginning dollar value available to be repurchased as of December 31, 2005				$59,332,237

January 1, 2006 – January 31, 2006 (2)	39,928	$6.55	—	—

February 1, 2006 – February 28, 2006	—	$—	—	—

March 1, 2006 – March 31, 2006 (3)	5,310	$5.15	—	—

Total shares repurchased	45,238	$6.39	—	—

Ending dollar value available to be repurchased under the Discretionary Program as of March 31, 2006 (4)				$59,332,237

(1)	In September 2001, our Board of Directors authorized the use of up to $30.0 million to repurchase shares of our outstanding common stock under a discretionary stock repurchase program (“Discretionary Program”). In February 2004, our Board of Directors authorized an additional $30.0 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2004. In May 2005, our Board of Directors authorized an additional $75.0 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005. No shares were repurchased through our Discretionary Program during the quarter ended March 31, 2006.
(2)	Includes 39,928 shares of restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards.
(3)	Includes 5,310 shares of restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards.
(4)	Includes $59,332,237 available for repurchase under our Discretionary Program. The restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of installments of their restricted stock awards were not under the Discretionary Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

		Incorporated by Reference			Filed Herewith
Exhibit Number	Description of Exhibit	Form	Date	Number
3.1	Restated Certificate of Incorporation of Borland Software Corporation.	10-Q	08/09/05	3.1

3.2	Amended and Restated Bylaws of Borland Software Corporation.	10-Q	08/09/05	3.2

4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/01	1

4.2	Specimen Stock Certificate of Borland Software Corporation.	10-Q	05/13/02	4.1

4.3	Investor Rights Agreement between Borland Software Corporation and Microsoft Corporation, dated as of June 7, 1999.	8-K	07/06/99	4.2(a)

10.74	Form of Stock Issuance Agreement under the Stock Issuance Program of the 2002 Stock Incentive Plan.	10-Q	11/08/05	10.74

10.75	Form of Acceleration Addendum to Stock Issuance Agreement under the Stock Issuance Program of the 2002 Stock Incentive Plan.	10-Q	11/08/05	10.75

10.76	Form of Stock Agreement under the Discretionary Option Grant Program of the 2002 Stock Incentive Plan.	10-Q	11/08/05	10.76

10.77	Form of Acceleration Addendum to Stock Option Agreement under the Discretionary Grant Program of the 2002 Stock Incentive Plan +	10-Q	11/08/05	10.77

10.78	Form of Addendum to Employment Offer Letters for Severance Benefits for Named Executive Officers. +	10-Q	11/08/05	10.78

		Incorporated by Reference			Filed Herewith
Exhibit Number	Description of Exhibit	Form	Date	Number
10.86	2006 Incentive Compensation Plan for Executive Officers.	8-K	03/20/06	10.86

10.87	Borland Software Corporation 2003 Supplemental Stock Option Plan.	8-K	03/20/06	10.87

31.1	Certification of Tod Nielsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

31.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

32.1	Certification of Tod Nielsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

32.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

+	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Borland Software Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

A copy of any exhibit will be furnished (at a reasonable cost) to any stockholder of Borland upon receipt of a written request. Such request should be sent to Borland Software Corporation, 20450 Stevens Creek Boulevard, Suite 800, Cupertino, California 95014, Attention: Investor Relations.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May 2006.

BORLAND SOFTWARE CORPORATION
(Registrant)

/s/ KENNETH R. HAHN
Kenneth R. Hahn
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Exhibit Number	Description of Exhibit	Form	Date	Number
3.1	Restated Certificate of Incorporation of Borland Software Corporation.	10-Q	08/09/05	3.1

3.2	Amended and Restated Bylaws of Borland Software Corporation.	10-Q	08/09/05	3.2

4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/01	1

4.2	Specimen Stock Certificate of Borland Software Corporation.	10-Q	05/13/02	4.1

4.3	Investor Rights Agreement between Borland Software Corporation and Microsoft Corporation, dated as of June 7, 1999.	8-K	07/06/99	4.2(a)

10.74	Form of Stock Issuance Agreement under the Stock Issuance Program of the 2002 Stock Incentive Plan.	10-Q	11/08/05	10.74

10.75	Form of Acceleration Addendum to Stock Issuance Agreement under the Stock Issuance Program of the 2002 Stock Incentive Plan.	10-Q	11/08/05	10.75

10.76	Form of Stock Agreement under the Discretionary Option Grant Program of the 2002 Stock Incentive Plan.	10-Q	11/08/05	10.76

10.77	Form of Acceleration Addendum to Stock Option Agreement under the Discretionary Grant Program of the 2002 Stock Incentive Plan.	10-Q	11/08/05	10.77

10.78	Form of Addendum to Employment Offer Letters for Severance Benefits for Named Executive Officers. +	10-Q	11/08/05	10.78

10.86	2006 Incentive Compensation Plan for Executive Officers.	8-K	03/20/06	10.86

10.87	Borland Software Corporation 2003 Supplemental Stock Option Plan.	8-K	03/20/06	10.87

31.1	Certification of Tod Nielsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

31.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

32.1	Certification of Tod Nielsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

32.2	Certification of Kenneth R. Hahn, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

+	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Borland Software Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.