Form 10-Q
period 2006-06-30
BORLAND SOFTWARE CORP
filed 2006-08-14
CIK 853273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 31, 2006, the most recent practicable date prior to the filing of this report, was 78,021,717.

BORLAND SOFTWARE CORPORATION FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts, unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$64,951	$49,075
Short-term investments	412	126,003
Accounts receivable, net of allowances of $6,115 and $7,235, respectively	54,876	54,405
Prepaid expenses	14,504	13,583
Other current assets	2,701	2,287

Total current assets	137,444	245,353
Property and equipment, net	9,618	17,837
Building held for sale	8,905	—
Goodwill	252,960	187,337
Intangible assets, net	44,919	3,900
Other non-current assets	7,334	10,103

Total assets	$461,180	$464,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,766	$14,002
Accrued expenses	41,957	40,204
Short-term restructuring	8,649	3,905
Income taxes payable	15,988	17,285
Deferred revenues	63,646	55,470
Other current liabilities	6,722	6,210

Total current liabilities	152,728	137,076
Long-term restructuring	7,817	9,275
Long-term deferred revenues	2,874	1,709
Other long-term liabilities	4,524	4,530

Total liabilities	167,943	152,590

Stockholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $.01 par value; 200,000,000 shares authorized; 78,182,367 and 77,806,793 shares issued and outstanding, respectively	782	778
Additional paid-in capital	651,688	650,947
Accumulated deficit	(256,646)	(228,658)
Deferred compensation	—	(7,191)
Cumulative other comprehensive income	7,881	6,532

	403,705	422,408
Less common stock in treasury at cost, 15,275,899 and 15,310,399 shares, respectively	(110,468)	(110,468)

Total stockholders’ equity	293,237	311,940

Total liabilities and stockholders’ equity	$461,180	$464,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
License and other revenues	$41,428	$38,159	$80,823	$81,723
Service revenues	35,522	28,405	65,699	56,165

Total revenues	76,950	66,564	146,522	137,888

Cost of license and other revenues	1,666	1,997	3,897	4,875
Cost of service revenues	14,536	9,684	27,577	19,065
Amortization of acquired intangibles and other charges	2,208	2,521	2,733	5,033

Cost of revenues	18,410	14,202	34,207	28,973

Gross profit	58,540	52,362	112,315	108,915

Selling, general and administrative	50,406	40,970	96,610	83,262
Research and development	18,300	14,069	33,705	28,698
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges	9,246	16,524	10,296	17,619

Total operating expenses	77,952	71,563	140,611	129,579

Operating loss	(19,412)	(19,201)	(28,296)	(20,664)
Gain on sale of investment	—	—	—	4,680
Interest and other income, net	312	1,287	1,654	2,507

Loss before income taxes	(19,100)	(17,914)	(26,642)	(13,477)
Income tax (benefit) provision	(51)	(368)	1,346	575

Net loss	$(19,049)	$(17,546)	$(27,988)	$(14,052)

Net loss per share:
Net loss per share—basic	$(0.25)	$(0.23)	$(0.36)	$(0.18)
Net loss per share—diluted	$(0.25)	$(0.23)	$(0.36)	$(0.18)
Shares used in computing basic net loss per share	76,876	77,421	76,746	78,897
Shares used in computing diluted net loss per share	76,876	77,421	76,746	78,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(19,049)	$(17,546)	$(27,988)	$(14,052)
Other comprehensive income:
Foreign currency translation adjustments	1,508	(2,111)	1,277	(4,450)
Fair market value adjustment for available-for-sale securities, net of tax	35	14	72	(36)

Comprehensive loss	$(17,506)	$(19,643)	$(26,639)	$(18,538)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,988)	$(14,052)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,213	8,261
Stock-based compensation	5,922	106
Acquired in-process research & development charge	4,800	—
Acquired developed technology impairment change	497	—
Gain on sale of investment	—	(4,680)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	4,464	11,479
Other assets	4,293	(2,534)
Accounts payable and accrued expenses	232	(1,706)
Income taxes payable	(1,180)	(3,395)
Short-term restructuring	1,027	4,069
Deferred revenues	(1,502)	725
Long-term restructuring	(1,622)	9,200
Other liabilities	(1,722)	(762)

Cash provided by (used in) operating activities	(7,566)	6,711

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,518)	(3,495)
Acquisition of TeraQuest, net of cash acquired	—	(4,436)
Acquisition of Segue Software, net of cash acquired	(102,457)	—
Acquisition of developed technology	(497)	—
Proceeds from the sale of an investment	—	4,680
Purchases of short-term investments	—	(212,421)
Sales and maturities of short-term investments	125,608	228,806

Cash provided by investing activities	20,136	13,134

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	2,014	3,867
Repurchase of common stock	—	(34,824)

Cash provided by (used in) financing activities	2,014	(30,957)

Effect of exchange rate changes on cash	1,292	(3,927)

Net change in cash and cash equivalents	15,876	(15,039)
Beginning cash and cash equivalents	49,075	76,432

Ending cash and cash equivalents	$64,951	$61,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying Borland Software Corporation (“Borland”) condensed consolidated financial statements at June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of Borland’s financial position at June 30, 2006 and December 31, 2005, its results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. Certain prior period amounts have been reclassified in order to be consistent with current financial statement presentation. These reclassifications had no impact on previously reported net income or cash flows.

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

Employee Stock Option Plans

Currently, we grant stock options to our employees, including executive officers from our 2003 Supplemental Stock Option Plan, our 2002 Stock Incentive Plan, and our 1997 Stock Option Plan. In addition, we are able to grant stock options from our 1998 Stock Option Plan. Under our 2002 Stock Incentive Plan, we automatically grant options to non-employee directors on a non-discretionary basis. Our standard options vest over a four-year period, with 25% vesting after one year from the date of grant and 75% vesting monthly over the following three years. For most grantees, options expire at the earlier of either three months after termination of the grantee’s employment or ten years after the date of grant.

Employee Stock Purchase Plan

Our 1999 Employee Stock Purchase Plan, or “ESPP,” allows eligible employees to purchase shares at 85% of the lower of the fair value of the common stock at the beginning of the offering period or the fair value on the purchase date as reported by the NASDAQ Global Market. There are two offering periods, a twelve-month “Annual Offering Period” that begins on or about December 1 of each year and a six-month “Half-Year Offering Period” that generally begins on or about June 1 of each year. Our ESPP is deemed to be compensatory, and therefore, ESPP expenses under SFAS 123R have been included in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006.

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

Stock-Based Compensation Expense

On January 1, 2006, we adopted SFAS 123R, “Share-Based Payment,” or SFAS 123R, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS 123R, consistent with that used for pro forma disclosures under SFAS 123, “Accounting for Stock-Based Compensation.” We have elected to use the modified prospective transition method as permitted by SFAS 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. Beginning in fiscal 2006, the modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS 123. Our deferred compensation balance of $7.2 million as of December 31, 2005, which was accounted for under APB 25, was reclassified into our additional paid-in-capital upon the adoption of SFAS 123R. We have recorded an additional $2.3 million and $4.4 million of stock-based compensation expense during the three and six months ended June 30, 2006, respectively, as a result of the adoption of SFAS 123R, which had the effect of reducing our earnings per share by $0.03 and $0.06 in the three and six months ended June 30, 2006, respectively.

No stock-based compensation costs were capitalized as part of the cost of an asset as of June 30, 2006. As of June 30, 2006, total unrecognized stock-based compensation costs related to stock options, employee stock purchase plan and restricted stock amounted to $14.9 million, net of estimated forfeitures. Unvested stock-based compensation costs will be recognized as the underlying stock option or restricted stock vests over a period of up to 5 years. At June 30, 2006, our outstanding options had a weighted average remaining contractual term of 7.46 years. The amount of unrecognized stock-based compensation will be affected by any future stock option or restricted stock grants and by restructuring activities that includes the termination of any employee that has received stock option or restricted stock grants that are unvested as of their termination date.

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

Prior to the adoption of SFAS 123R, we accounted for stock-based compensation using the intrinsic value method prescribed in APB 25 and related Interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. We recognize compensation cost for stock options ratably over the vesting period. Generally, we grant options with an exercise price equal to the closing market price of our stock on the grant date. Upon exercise of stock options, we issue shares of common stock from the same plan pursuant to which the options were originally issued.

The assumptions used to value option grants for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected life	4.65 years	3.99 years	4.65 years	3.99 years
Risk-free interest rate	4.20%	3.87%	4.20%	3.87%
Volatility	53.0%	56.0%	53.0%	56.0%
Dividend yield	0.00%	0.00%	0.00%	0.00%

The assumptions used to value employee stock purchase rights for the three and six months ended June 30, 2006 and June 30, 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected life	6 months	6 months	6 months	6 months
Risk-free interest rate	4.32%	3.08%	4.32%	2.94%
Volatility	38.0%	46.0%	38.0%	46.0%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

Total stock-based compensation recognized in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 is as follows (in thousands):

	Three Months Ended June 30, 2006
	Stock Options	Employee Stock Purchase Rights	Restricted Stock	Amortization of Deferred Compensation resulting from Acquisitions	Total
Cost of service revenues	$47	$28	$53	$—	$128
Selling, general and administrative	1,379	277	658	160	2,474
Research and development	390	171	69	10	640
Restructuring, amortization of other intangibles and acquisition-related expenses	—	—	—	953	953

Total	$1,816	$476	$780	$1,123	$4,195

	Six Months Ended June 30, 2006
	Stock Options	Employee Stock Purchase Rights	Restricted Stock	Amortization of Deferred Compensation resulting from Acquisitions	Total
Cost of service revenues	$87	$56	$106	$—	$249
Selling, general and administrative	2,715	485	1,363	160	4,723
Research and development	721	311	69	10	1,111
Restructuring, amortization of other intangibles and acquisition-related expenses	—	—	—	1,958	1,958

Total	$3,523	$852	$1,538	$2,128	$8,041

Additional expenses recorded in our Condensed Consolidated Statements of Operations as a result of our adoption of SFAS 123R on January 1, 2006 include stock option and employee stock purchase rights in the stock-based compensation tables above.

The following table illustrates the effect on net income after taxes and net income per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and six months ended June 30, 2005 (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income - as reported	$(17,546)	$(14,052)

Add: Stock-based employee compensation expense included in reported net income, net of tax	142	288
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(4,480)	(9,260)

Net loss - pro forma	$(21,884)	$(23,024)

Net income per share - as reported:
Basic	$(0.23)	$(0.18)
Diluted	$(0.23)	$(0.18)

Net (loss) per share - pro forma:
Basic	$(0.28)	$(0.29)
Diluted	$(0.28)	$(0.29)

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

General Stock Option and Restricted Stock Information

The following table sets forth a summary of stock option and restricted stock activity under our stock option programs for the six months ended June 30, 2006:

	Equity Awards Available for Grant	Unvested Restricted Stock Outstanding	Number of Options Outstanding	Weighted Average Exercise Price
At December 31, 2005	5,201,356	1,310,291	16,030,710	$9.23
Granted	(1,708,925)	17,500	1,691,425	$5.55
Exercised	—	—	(125,477)	$5.04
Cancelled – options	1,808,730	—	(1,808,730)	$11.08
Cancelled – restricted stock	100,000	(100,000)	—	—
Expired	(273,998)	—	—	—
Surrendered for tax obligations	76,474	(76,474)	—	—
Vested	—	(160,093)	—	—

At June 30, 2006	5,203,637	991,224	15,787,928	$8.65

The weighted-average fair value of restricted stock granted during the six months ended June 30, 2006 was $5.38. The weighted-average fair value of options granted during the three months ended June 30, 2006 and 2005 was $2.39 and $3.43, respectively. The weighted-average fair value of options granted during the six months ended June 30, 2006 and 2005 was $2.63 and $4.16, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2006 was $0.1 million and $0.1 million, respectively, and the fair value of restricted stock vested during the three and six months ended June 30, 2006 was $0.7 million and $1.5 million, respectively.

Information regarding the stock options outstanding at June 30, 2006 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
		(in years)
$3.50–$5.66	3,431,894	7.29	$5.30	1,624,397	$5.25
$5.67–$6.42	4,025,443	8.83	$6.11	1,495,011	$5.84
$6.44–$9.25	3,299,577	7.33	$8.22	3,197,137	$8.25
$9.30–$12.70	3,460,743	7.25	$10.25	3,453,121	$10.25
$12.72–$714.22	1,570,271	5.07	$19.94	1,570,271	$19.94

$3.50–$714.22	15,787,928	7.46	$8.65	11,339,937	$9.73

The weighted-average remaining contractual life for all exercisable stock options at June 30, 2006 was 6.67 years. As of June 30, 2006, the aggregated intrinsic value of our options outstanding was $0.6 million and the aggregated intrinsic value of our options exercisable was $0.4 million.

NOTE 3. NET INCOME (LOSS) PER SHARE

We compute net income (loss) per share in accordance with SFAS 128, “Earnings per Share.” Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares, which consist of incremental shares issuable upon exercise of stock options and unvested restricted stock, are included in diluted net income per share, in periods in which net income is reported, to the extent such shares are dilutive. Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2006 and 2005 due to our net losses in those periods.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(19,049)	$(17,546)	$(27,988)	$(14,052)

Denominator:
Denominator for basic net income (loss) per share—weighted-average shares	76,876	77,421	76,746	78,897
Effect of dilutive securities:
Employee stock options	—	—	—	—
Restricted common shares	—	—	—	—

Denominator for diluted net income (loss) per share—weighted-average shares and assumed conversions	76,876	77,421	76,746	78,897

Net loss per share—basic	$(0.25)	$(0.23)	$(0.36)	$(0.18)
Net loss per share—diluted	$(0.25)	$(0.23)	$(0.36)	$(0.18)

The diluted net loss per share calculation for the three months ended June 30, 2006 and 2005, excludes options to purchase 15.9 million and 14.1 million shares of common stock, respectively, and 360,000 and 258,000 weighted unvested restricted common shares, respectively, due to our net loss in those periods.

The diluted net loss per share calculation for the six months ended June 30, 2006 and 2005, excludes options to purchase 16.0 million and 13.8 million shares of common stock, respectively, and 369,000 and 255,000 weighted unvested restricted common shares, respectively, due to our net loss in those periods.

NOTE 4. BUILDING HELD FOR SALE

A building with a carrying value of $8.9 million was classified as held for sale during the three months ended June 30, 2006. As of April 27, 2006, management committed to a plan to market and sell a property, encompassing land and office buildings, located at 1700 and 1800 Green Hills Road in Scotts Valley, California, consisting of approximately 136,000 square feet of space (the “Properties”). Based on the proposed selling price of the property, management has determined the carrying amount to be lower than the fair value of the property, and has reported the carrying amount on the balance sheet as building held for sale in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We have entered into an agreement of purchase and sale dated May 30, 2006, as amended on June 30, 2006, for the sale of the Properties in the amount of $11.4 million (the “Purchase Agreement”). Consummation of the sale of the Properties is subject to customary closing conditions. In addition, the Purchase Agreement provides that at closing, we will execute a lease, whereby we will lease back from the buyer a portion of the Properties consisting of approximately 33,000 square feet of space. Subject to the terms and conditions set forth in the Purchase Agreement, we expect to complete the sale of the property for approximately $11.4 million in cash on August 30, 2006, plus a $0.1 million fee paid to us by the buyer to extend the closing of the sale of the Properties from July 31, 2006 to August 30, 2006. We expect to record a gain on the sale of approximately $1.9 million, factoring in broker commissions and other costs.

NOTE 5. ACQUISITIONS

Segue Software, Inc.

On April 19, 2006, we completed the acquisition of Segue Software, Inc., or Segue, pursuant to an Agreement and Plan of Merger, dated as of February 7, 2006, or the Merger Agreement. Segue is now a wholly-owned subsidiary of Borland. Segue was headquartered in Lexington, Massachusetts, and is a provider of quality and testing solutions. Segue offers solutions that define, measure, manage and improve software quality throughout the entire application lifecycle. The acquisition of Segue is expected to complement and improve our product offerings. Under the terms of the Merger Agreement, we paid $8.67 per share in cash for all outstanding shares of Segue. The purchase price was approximately $115.9 million and consisted of fixed consideration of $105.4 million in cash used to purchase all of Segue’s outstanding common shares, $8.1 million in cash paid to eligible Segue employees who held vested common stock options on the closing date of the acquisition and $2.5 million of direct acquisition-related costs. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition, including identifiable intangible assets, with the remaining amount being classified as goodwill. Additionally, we expect to pay contingent consideration through 2009 of up to a maximum of $1.3 million, of which $0.2 million was paid in the second quarter of 2006, to eligible former Segue employees who held unvested common stock options on the closing date of the acquisition and were retained as Borland employees. The contingent consideration will be based upon continued employment with Borland and will be paid in accordance with the vesting schedules of the original Segue common stock options. This contingent consideration will be recognized as compensation expense in the periods when it is earned and paid. Cash acquired in the acquisition was $13.5 million. Results of operations for Segue have been included in our consolidated financial statements from the date of acquisition. The acquisition was accounted for as a purchase and the total purchase price was recorded as follows (in thousands):

Cash paid for outstanding common shares	$105,358
Cash paid for outstanding vested common stock options	8,130
Direct transaction costs	2,451

Total purchase price	$115,939

Based upon the purchase price of the acquisition, the purchase price allocation is as follows (in thousands):

Current assets and other tangible assets:
Cash and short-term investments	$13,482
Accounts receivable	4,199
Other current assets	1,210
Property and equipment	902
Deferred tax assets	17,835
Goodwill	65,528
Amortizable intangible assets:
Developed technology	23,400
In-process research and development	4,800
Customer relationships	7,500
Trademarks	1,000
Non-compete agreements	300
Maintenance agreements	11,300

Total assets acquired	151,456

Liabilities assumed:
Deferred revenues	(10,242)
Current liabilities	(7,276)
Deferred tax liabilities	(17,835)
Other long-term liabilities	(164)

Net assets acquired	$115,939

The developed technology is being amortized over three to six years, the customer relationships and maintenance agreements over seven years, the trademarks over four years and the non-compete agreements over a one year life from the date of acquisition. The amortizable intangible assets were calculated using the income approach by estimating the expected cash flows from the projects once commercially viable and discounting the net cash flows back to their present value. The discount rates used in the valuation were 11% to 21%.

Of the purchase price, $4.8 million represented acquired in-process research and development, or IPR&D, that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to operating expense upon completion of the acquisition. Independent third-party sources assisted us in calculating the value of the intangible assets, including the IPR&D. The value of the IPR&D was calculated using the income approach by estimating the expected cash flows from the projects once commercially viable and discounting the net cash flows back to their present value. The discount rates used in the valuation of IPR&D were 18% to 20% and factored in the costs expected to complete each project.

In accordance with SFAS 109, “Accounting for Income Taxes,” deferred tax liabilities of $17.8 million have been recorded for the tax effect of the amortizable intangible assets. We have recorded an offsetting deferred tax asset of $17.8 million to reflect future deductible differences that could be allocable to offset future taxable income. We are releasing a portion of the valuation allowance to the extent the realization of deferred tax assets becomes assured as a result of the additional taxable income generated by the non-deductible amortizable intangible assets and other taxable temporary differences. Any future release of valuation allowance against deferred tax assets of Segue will be recorded against goodwill. None of the goodwill recorded as a result of the acquisition of Segue is deductible for tax purposes.

Additionally, subsequent to the completion of the acquisition, options to purchase approximately 843,000 shares of common stock pursuant to our 2003 Supplemental Stock Option Plan were issued to Segue employees who are now our employees. These options will vest over a four year period.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Borland and Segue, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented includes the business combination accounting effect on historical Segue revenues, amortization charges from acquired intangible assets, stock-based compensation charges for the payouts made for unvested options, adjustments to interest expense and related tax effects. The pro forma financial information also includes an extraordinary charge of $4.8 million for IPR&D in each of the periods presented.

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total revenues	$78,377	$74,946	$156,713	$154,664
Net loss before extraordinary costs	$(20,631)	$(20,362)	$(34,099)	$(19,333)
Net loss	$(25,431)	$(25,162)	$(38,899)	$(24,133)

Net loss per share:
Net loss per share—basic	$(0.33)	$(0.33)	$(0.51)	$(0.31)
Net loss per share—diluted	$(0.33)	$(0.33)	$(0.51)	$(0.31)

Legadero

On October 3, 2005, we completed the acquisition of privately held Legadero Software, Inc., or Legadero. Legadero was a Texas-based provider of IT management and governance solutions for software development and delivery and was acquired to complement our existing Application Lifecycle Management, or ALM, products and services. The purchase price consisted of fixed consideration of $7.5 million in cash plus contingent consideration of $5.4 million for retention payments to be earned through the continued employment of certain key employees. This contingent consideration was placed in escrow and will vest and be paid over a two-year period or earlier under certain circumstances and will be recognized as compensation expense in the period earned. At June 30, 2006, $4.6 million of unearned contingent consideration remained in escrow. In addition, we incurred $0.1 million of acquisition-related costs. Cash acquired in the acquisition was $0.3 million. Results of operations for Legadero have been included in our consolidated financial statements from the date of acquisition. The acquisition was accounted for as a purchase and the total purchase price was recorded as follows (in thousands):

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

The developed technology, customer list and trademarks, trade names and service marks are being amortized over a three-year life from the date of acquisition and non-compete covenants are being amortized over a two-year life from the date of acquisition. Of the purchase price, $0.3 million represented acquired IPR&D that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to operating expense upon consummation of the acquisition. Independent third-party sources assisted us in calculating the value of IPR&D using the income approach by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion.

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

Additionally, subsequent to the completion of the acquisition, options to purchase approximately 378,000 shares of common stock with a vesting period of four years were issued to Legadero employees who are now our employees pursuant to our 2003 Supplemental Stock Option Plan.

TeraQuest Metrics, Inc.

On January 7, 2005, we completed the acquisition of privately held TeraQuest Metrics, Inc., or TeraQuest. TeraQuest was a Texas-based consulting firm focusing on software improvement, quality assurance and risk management for corporate and government software organizations and is now part of our process optimization practice.

The purchase price consisted of fixed consideration of $5.4 million in cash and $0.5 million of acquisition-related costs. Contingent consideration includes cash retention payments of $1.3 million to be earned through the continued employment of certain key employees. This contingent consideration was placed in escrow and will vest and be paid over a two-year period or earlier under certain circumstances and will be recognized as compensation expense in the period earned. At June 30, 2006, $0.6 million of unearned contingent consideration remained in escrow. Results of operations for TeraQuest have been included in our consolidated financial statements from the date of acquisition. The acquisition was accounted for as a purchase and the total purchase price was recorded as follows (in thousands):

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

In addition, $0.9 million of restricted stock, which vests over a four-year period, was issued to certain TeraQuest employees who are now our employees subsequent to the closing of the acquisition.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance as of December 31, 2005	$187,337
Acquisition of Segue	65,528
Adjustments to initial purchase accounting	95

Balance as of June 30, 2006	$252,960

The initial purchase price allocation for the Segue acquisition resulted in $65.5 million of goodwill. The adjustments to goodwill during the six months ended June 30, 2006 were primarily adjustments to Segue’s goodwill and to fluctuations in foreign currency exchange rates.

The following tables summarize our intangible assets, net (in thousands):

	June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$56,520	$(32,144)	$24,376
Maintenance agreements	11,300	(314)	10,986
Trade names and trademarks	9,400	(8,374)	1,026
Customer relationships	9,021	(794)	8,227
Other	5,499	(5,195)	304

	$91,740	$(46,821)	$44,919

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$33,120	$(30,566)	$2,554
Trade names and trademarks	8,400	(8,215)	185
Customer relationships	1,521	(446)	1,075
Other	5,199	(5,113)	86

	$48,240	$(44,340)	$3,900

We purchased certain technology assets and recorded an intangible asset for $0.5 million during the first quarter of 2006. Certain key employees departed during the second quarter of 2006 and we recorded a $0.5 million impairment charge to acquired developed technology in the second quarter of 2006.

The intangible assets are all amortizable and have original estimated useful lives as follows: acquired developed technology—2 to 6 years; maintenance agreements—7 years; trade names and trademarks—4 years; customer relationships—7 years; other—1 to 3 years. Based on the current amount of intangibles subject to amortization, the estimated future amortization expense related to our intangible assets at June 30, 2006 is as follows (in thousands):

Future Amortization
2006 (6 months)	$4,555
2007	8,858
2008	8,468
2009	7,818
2010	6,466
Thereafter	8,754

Total	$44,919

NOTE 7. RESTRUCTURING

We account for our restructuring activities in accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS 112, “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statement No. 5 and 43,” and SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” as applicable.

On April 27, 2006, our management determined to commit to restructuring actions involving organizational and operational changes around the recent Segue acquisition and in response to our plans to seek a buyer for our integrated development environment, or IDE, products. These changes include the closure of certain facilities, layoffs of redundant workforce and the overall streamlining of our sales, services, general and administrative, and research and development operations. We intend to reduce our workforce by approximately 300 employees, or approximately 20 percent of our regular full-time staff as of such date. We currently estimate that the total costs to be incurred in connection with these restructuring actions will be approximately $10 million to $13 million, although the actual amount may vary depending on the final scope of our restructuring plan. Of the estimated restructuring expense, $3.4 million was recognized in the second quarter of 2006 and the balance will be recognized over the third and fourth quarters of 2006. Substantially all these restructuring costs will require the outlay of cash, although the timing of lease payments relating to leased facilities will be unchanged by the restructuring action. We began to implement these restructuring efforts on May 3, 2006 with notifications to affected employees and we believe that additional personnel changes may be required as part of these restructuring efforts beyond our earlier estimated completion date of July 2006 and possibly through the fourth quarter of 2006.

The following table summarizes our restructuring expenses for the quarter ended June 30, 2006 (amounts in thousands):

	Facilities	Severance and Benefits	Other	Total
Restructuring expenses	$236	$2,608	$529	$3,373
Reversals of prior restructuring expenses	—	(8)	—	(8)

Net restructuring expenses	$236	$2,600	$529	$3,365

Facilities costs include expenses associated with the closure of excess facilities in Japan, Korea, New Zealand and Singapore. Severance and benefits costs include expenses associated with headcount reductions of 116 employees. Other costs include expenses for legal and other fees associated with our restructuring activities. The reversals of prior restructuring expenses are a result of changes to our severance and benefits estimates we originally made during our restructuring activities during 2005.

The following table summarizes our restructuring accrual activity for the first and second quarters of 2006 (amounts in thousands):

	Facilities	Severance and Benefits	Other	Total
Accrual at December 31, 2005	$12,684	$192	$304	$13,180
Cash paid and write-offs	(858)	(14)	—	(872)
Reversal of previous restructuring	—	(68)	—	(68)

Accrual at March 31, 2006	11,826	110	304	12,240
Cash paid and write-offs	(1,070)	(1,579)	(547)	(3,196)
Acquired from Segue	542	3,507	—	4,049
2006 restructuring	236	2,608	529	3,373

Accrual at June 30, 2006	$11,534	$4,646	$286	$16,466

Of the $16.5 million in our restructuring accrual at June 30, 2006, $8.7 million was classified as short-term and $7.8 million was classified as long-term. Our long-term restructuring accrual is comprised of $7.4 million for the lease obligations for excess capacity at our Scotts Valley, California facility, and $0.4 million for lease obligations for excess capacity at various other facilities in the United States and abroad.

During the three and six months ended June 30, 2006, we paid $1.1 million and $1.9 million, respectively, related to restructured facility operating leases. During the three and six months ended June 30, 2006, we paid $1.6 million related to accrued severance and benefits. Additionally, during the three and six months ended June 30, 2006 we reversed $0.3 million and $0.4 million, respectively, of accrued severance and benefits and other expenses due to changes to our estimates we originally made during our restructuring actions in 2005.

The $4.0 million restructuring accrual acquired from Segue includes $0.5 million for a prior facility restructuring and $3.5 million for severance and option acceleration payments made to certain former Segue key employees in accordance with the provisions in their change-in-control agreements.

The restructuring charges relating to operating leases have been recorded, net of assumed sublease income and present value factors. Substantially all of these restructuring costs have or will require the outlay of cash, although the timing of lease payments relating to leased facilities over the next five years will be unchanged by the restructuring action.

NOTE 8. GAIN ON SALE OF INVESTMENT

In March 2005, we sold an equity investment in privately held Trolltech A.S. that was previously determined to be impaired and written-off in fiscal 2002. We recognized a gain of $4.7 million in the six months ended June 30, 2005 on this transaction.

NOTE 9. INCOME TAXES

For the three months ended June 30, 2006 and 2005, we recorded income tax benefits of $0.1 million and $0.4 million, respectively. For the six months ended June 30, 2006 and 2005, we recorded income tax expense of $1.3 million and $0.6 million, respectively. Our non-U.S. income tax provision is based on our estimated annualized foreign effective tax rate plus foreign income withholding taxes actually incurred. Our U.S. tax is based on our actual results for the quarter ended June 30, 2006. In the year ago periods, our tax provision was based on our operating results for those periods together with foreign income tax withholding taxes actually incurred.

The effective tax rates for the quarters ended June 30, 2006 and 2005 differ from statutory tax rates principally because we did not fully benefit from the operating losses we incurred in the United States and we incurred income tax in a number of foreign jurisdictions. Additionally, we recorded a benefit of $0.9 million for the closure of a foreign income tax audit in the quarter ended June 30, 2006 and similarly took a $0.7 million benefit for the closure of a foreign tax audit and a $0.5 million benefit for the refund of a foreign tax in the three months ended June 30, 2005. We provide U.S. income taxes on the earnings of our foreign subsidiaries unless those earnings are considered permanently reinvested.

NOTE 10. STOCK REPURCHASE PROGRAM

Discretionary Repurchase Program

In September 2001, our Board of Directors authorized the use of up to $30.0 million to repurchase shares of our outstanding common stock under a discretionary stock repurchase program, or the Discretionary Program. In February 2004 and May 2005, our Board of Directors authorized an additional $30.0 million and $75.0 million, respectively, under this program bringing the total discretionary stock repurchase authorizations to $135.0 million.

No shares were repurchased through our Discretionary Program during the six months ended June 30, 2006. The Discretionary Program is currently in effect and at June 30, 2006, $59.3 million remains authorized for future repurchases.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Indemnification Obligations and Guarantees

The following is a summary of our agreements that we have determined are within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” some of which are specifically grandfathered in because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2006, except as noted below.

We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. In connection with certain previous acquisitions, we have assumed the acquired entity’s obligations to indemnify its directors and officers prior to the closing of the respective acquisition. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that in certain circumstances enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.

As part of the Starbase, TogetherSoft and Segue acquisitions, we entered into agreements whereby we indemnify the officers and directors of the acquired company for certain events or occurrences while such officers or directors served in such capacity. The term of the indemnification period in the Starbase and TogetherSoft acquisitions is for the officer’s or director’s lifetime, and in the Segue acquisition the term is for six years. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have purchased director and officer insurance policies for Starbase and TogetherSoft, if applicable, through 2009, and for Segue through 2012, which in certain circumstances enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.

During the year ended December 31, 2003, we entered into a five-year operating lease for our corporate offices in Cupertino, California. In the event that we do not exercise our option to extend the term of the lease, we guarantee certain costs to restore the property to certain conditions in place at the time the lease commenced. We are accruing the estimated fair value of the lease restoration costs over the lease term and at June 30, 2006 we had a balance of $0.9 million accrued.

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

We also enter into standard indemnification agreements in our ordinary course of business with our customers, suppliers and other third-party providers. With respect to our customer license agreements, each contract generally includes certain provisions for indemnifying the customer against losses, damages, expenses and liabilities incurred by the customer in the event our software is found to infringe upon certain intellectual property rights of a third-party. In our services agreements, we generally agree to indemnify our customers against any acts by our employees or agents that cause property damage or personal injury. In our technology license agreements, we also generally agree to indemnify our technology suppliers against any losses, damages, expenses and liabilities incurred by the suppliers in connection with certain intellectual property right infringement claims by any third-party with respect to our products. Finally, from time to time we enter into other industry-standard indemnification agreements with third-party providers. The maximum potential amount of future payments we could be required to make under any of these indemnification agreements is presently unknown. To date, we have not incurred significant expense to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal.

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

Leases

We lease certain of our office and operating facilities and certain furniture and equipment under various operating leases. In addition, in December 2003, we entered into a five year lease for a facility in Tokyo, Japan, which is classified as a capital lease in accordance with SFAS 13 “Accounting for Leases.” We recorded an obligation of $0.8 million at the time we entered into the capital lease and at June 30, 2006 we had a total obligation of $0.3 million remaining. Additionally, we acquired a capital lease in connection with our acquisition of Segue for leasehold improvements on a facility in Austria. At June 30, 2006 the obligation amounted to $0.2 million which is payable through 2011.

Our operating leases expire at various times through 2020. At June 30, 2006, future minimum lease and sublease payments under non-cancelable leases and subleases and future minimum lease and sublease income under non-cancelable leases and subleases were as follows (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$41,045	$5,778	$21,629	$7,780	$5,858
Restructured operating leases	11,172	1,932	8,624	616	—
Capital lease	544	91	412	41	—

Gross commitments	$52,761	$7,801	$30,665	$8,437	$5,858
Sublease income	(1,057)	(443)	(614)	—	—

Net commitments	$51,704	$7,358	$30,051	$8,437	$5,858

Rent expense, net, for all operating leases was $3.4 million and $6.1 million for the three and six months ended June 30, 2006, respectively, and was $2.9 million and $6.1 million for the three and six months ended June 30, 2005, respectively.

The restructuring-related operating leases above represent total lease commitments that are not associated with continuing operations and include facilities we vacated or partially exited located in California, Massachusetts, North Carolina, Australia, New Zealand, Korea and Japan.

Litigation

On November 27, 2002, a stockholder class action and derivative lawsuit, Dieterich v. Harrer, et al., Case No. 02CC00350, was filed against Starbase Corporation, or Starbase, and five former directors of Starbase in the Superior Court of the State of California for Orange County, claiming that the former directors had breached fiduciary duties owed to Starbase and stockholders of Starbase. We are paying the costs of defending this litigation pursuant to indemnification obligations under the merger agreement relating to our acquisition of Starbase. Following a series of motions, the case was dismissed without prejudice on August 20, 2003. On October 28, 2003, a stockholder class action relating to the same matter, Dieterich v. Harrer, et al, Case No. 024-N, was filed against the former directors of Starbase in Chancery Court of the State of Delaware, alleging breach of fiduciary duties by the former directors of Starbase. The lawsuit also named as defendants Borland and several other executive officers of Borland. Subsequently, there were settlement discussions with the plaintiff and a settlement was reached. Under the settlement we agreed to pay $475,000 and actual costs to administer the settlement fund up to a maximum of $25,000, in exchange for dismissal of the action and a full and general release of all claims relating to or concerning the factual and legal allegations in the complaint (with the sole exception of claims by former Starbase shareholders who contend they did not receive the full consideration to which they were entitled from the acquisition by Borland). The settlement was conditioned on certification of the plaintiff class; approval by the Delaware Chancery Court and satisfaction of all other legal requirements. On June 13, 2006, the Chancery Court entered an order finding that the settlement was fair, adequate, and reasonable.

From time to time, we may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS 5, “Accounting for Contingencies,” we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These accruals are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable; however, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate accruals for any probable and estimable losses. If an unfavorable ruling were to occur in any of these matters in a particular period, our liquidity and financial condition could be adversely impacted, as well as our results of operations and cash flows.

From time to time we receive notices from third-parties claiming infringement by our products of third-party patent, trademark and other intellectual property rights, disputing royalties, or disputing other commercial arrangements. Regardless of the merit of any such claim, responding to these claims could be time consuming and expensive, and may require us to enter into licensing or royalty agreements which may not be offered or available on terms acceptable to us. If a successful claim is made against us, our business could be materially and adversely affected. We expect that our software products will increasingly be subject to such claims as the number of products and competitors in our industry segment increases, the functionality of products overlap and industry participants become more aggressive in using patents offensively.

Service Commitments

We have commitments regarding an outsourcing arrangement for portions of our information technology operations. The committed expenditures average $5.2 million per year from November 2004 through November 2014. We can terminate this contract with or without cause upon payment of a termination fee, the maximum amount of which is $1.9 million at June 30, 2006, declining to $0.5 million in the final year of the contract. These amounts are not included in the operating lease commitments table above.

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation 48, or FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Borland will be required to adopt this interpretation in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements.

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

In November 2005, the FASB issued FASB Staff Position, or FSP, FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” or FSP FAS 123R-3. FSP FAS 123R-3 provides a practical exception when a company transitions to the accounting requirements in SFAS No. 123R. SFAS 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS 123R (termed the APIC Pool), assuming the company had been following the recognition provisions prescribed by SFAS 123. We are currently evaluating the guidance in FSP FAS 123R-3 and we anticipate the adoption of FSP FAS 123R-3 will not have a significant impact on our overall results of operations or financial position.

In May 2005 the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board No. 20, “Accounting Changes,” or APB 20, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005.

NOTE 13. SUBSEQUENT EVENT

On August 1, 2006, the Board of Directors appointed John F. Olsen to serve as Chairman of the Board of Directors replacing William K. Hooper. Mr. Hooper will continue to serve on the Board of Directors, including serving as Chairman of the Nominating and Governance Committee. In addition, on August 1, 2006, the Board of Directors appointed Mark Garrett to serve as Chairman of the Audit Committee and appointed William K. Hooper to replace John F. Olsen as a member of the Audit Committee. The following table sets forth the committees of the Board of Directors and the membership of each committee following these appointments:

	Audit Committee		Compensation Committee		Nominating and Governance Committee
Mark Garrett	X	*			X
William K. Hooper	X		X		X	*
T. Michael Nevens	X		X	*
John F. Olsen			X
Charles J. Robel	X				X

*	Committee Chairperson

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements made throughout this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements and, accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. These forward-looking statements may relate to, but are not limited to, revenues, composition of revenues, cash flows, earnings, margins, costs, expenses, strategy, research and development, customer service and relationships, demand for our products, market and technological trends in the software industry, licenses, developments in technology, divestitures of certain assets, effects of and timeframe for company restructurings, product quality, competition, sales, cash resources, utilization of cash resources, personnel, acquisitions, interest rates, foreign currency exchange rates and various economic and business trends. Generally, you can identify forward-looking statements by the use of words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “goal,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue” and similar expressions or the negative or other variations thereof. These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described under “Risk Factors” and elsewhere in this report, as well as in our other filings with the SEC or in materials incorporated by reference herein or therein. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements and have a material adverse effect on our business, results of operations and financial condition. New factors may emerge from time to time, and it may not be possible for us to predict new factors, nor can we assess the potential effect of any new factors on us.

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

Overview

Borland is a global leader in Software Delivery Optimization, or SDO, which is the transformation of software development from separate tasks into a managed and efficient business process. To assist organizations with this transformation, we offer platform-independent Application Lifecycle Management, or ALM, software designed to increase efficiency, visibility and control over all phases of the software delivery lifecycle – from deciding which software to create, to defining, developing and delivering that software. We also offer software process improvement services and educational services to customers around the world. We believe this combination of ALM technology, process expertise and skills training combine to help customers manage the growing complexity of software development and provide a foundation for delivering high-quality software, on-time, on-budget and with increased business value.

We are evolving our business to provide more multi-product enterprise class software development solutions that include significant services. As part of our ongoing business evolution, in February 2006, we announced a plan to aggressively drive our ALM solutions and SDO strategy forward. As part of that plan, on April 19, 2006, we acquired Segue Software, Inc., or Segue, a provider of global quality and testing solutions. For the year ended December 31, 2005, Segue reported net revenue of $36.4 million and software license revenue of $15.9 million. Segue also reported net income in 2005 of $2.9 million. Under the terms of the merger agreement, we paid $8.67 per share in cash for all outstanding shares of Segue. The purchase price was approximately $115.9 million and consisted of fixed consideration of $105.4 million in cash used to purchase all of Segue’s outstanding common shares, which was funded with existing cash on hand, and $8.1 million in cash paid to eligible Segue employees who held vested common stock options on the closing date of the acquisition, and $2.5 million of direct acquisition-related costs. Additionally, we expect to pay contingent consideration through 2009 of up to a maximum of $1.3 million to eligible former Segue employees who held unvested common stock options on the closing date of the acquisition and were retained as Borland employees, of which $0.2 million was paid in the second quarter of 2006. Segue has an experienced and knowledgeable workforce and an existing infrastructure that we believe will complement and improve our current product offerings.

On August 9, 2006, we announced that we had integrated Segue into our operations. Specifically, we have integrated personnel in geographically disparate locations, consolidated our corporate and administrative functions, coordinated our sales and marketing efforts and are consolidating our research and development operations. Our early integration efforts have provided us with the opportunity to enter into a number of significant deals based on our ability to incorporate Segue’s products and offerings into our existing solution set.

In addition, as part of our plan to focus on ALM and our overall SDO strategy, we have announced plans to seek a buyer for our integrated development environment, or IDE, products, which includes the Borland Developer Studio products (Delphi, C++ Builder, and C# Builder), and our JBuilder and Interbase products. Historically our business operations for all of our products have been integrated and managed as a collective whole, and thus precise expenses attributable to individual products are not determinable. The IDE products are generally mature products and require less support and maintenance and therefore carry significant margins. The go-to-market model for the IDE products, however, has generally required an extensive management, sales and office presence throughout the world, which has been expensive to maintain.

We continue to pursue our planned divestiture of our IDE products. Depending on the transaction structure and value of the disposition, it is likely that we will generate a gain for federal income tax purposes from the sale of our IDE products. We expect to be able to utilize our domestic net operating loss carryforwards to eliminate a significant portion of the gain resulting from the sale.

We are currently analyzing the impact that the potential IDE divestiture will have on our business and future financial performance. We expect to experience operational disruption and anticipate our financial performance will suffer in the short term as a result of the potential IDE divestiture. Additionally, we have made organizational and operational changes around the recent Segue acquisition and in response to our plans to seek a buyer for our IDE products and will continue to make further changes in the third and fourth quarters of 2006. These changes include the closure of certain facilities, layoffs of redundant workforce and the overall streamlining of our sales, services, general and administrative, and research and development operations. On April 27, 2006, our management determined to commit to restructuring actions with respect to consolidation of facilities and personnel. As part of these restructuring activities, we intend to reduce our workforce by approximately 300 employees, or approximately 20 percent of our regular full-time staff as of such date. We currently estimate that the total costs to be incurred in connection with these restructuring actions will be approximately $10 million to $13 million, although the actual amount may vary depending on the final scope of our restructuring plan. Of the estimated restructuring expense, $3.4 million was recognized in the second quarter of 2006 and the balance will be recognized over the third and fourth quarters of 2006. Substantially all these restructuring costs will require the outlay of cash, although the timing of lease payments relating to leased facilities will be unchanged by the restructuring action. We began to implement these restructuring efforts on May 3, 2006 with notifications to affected employees and we believe that additional personnel changes may be required as part of these restructuring efforts beyond our earlier estimated completion date of July 2006 and possibly through the fourth quarter of 2006. In consideration of these and other expenses associated with the integration of Segue and those associated with our plan to seek a buyer for our IDE products, as well as the resultant changes each will require in our organization, we expect our results of operations to be adversely impacted in the third and fourth quarters of 2006. Our goal for these changes is to enhance our strategic focus on ALM, drive revenue growth, reduce costs and increase shareholder value.

The following is a summary of our key financial results for the three and six months ended June 30, 2006:

•	Total revenues increased 16% to $77 million for the three months ended June 30, 2006 from $67 million for the three months ended June 30, 2005 and increased 6% to $147 million for the six months ended June 30, 2006 from $138 million for the six months ended June 30, 2005.

•	License and other revenues increased 9% to $41 million for the three months ended June 30, 2006 from $38 million for the three months ended June 30, 2005 and decreased 1% to $81 million for the six months ended June 30, 2006 from $82 million for the six months ended June 30, 2005.

•	Service revenues increased 25% to $36 million for the three months ended June 30, 2006 from $28 million for the three months ended June 30, 2005 and increased 17% to $66 million for the six months ended June 30, 2006 from $56 million for the six months ended June 30, 2005.

•	Gross profit decreased to 76% for the three months ended June 30, 2006 from 79% in the three months ended June 30, 2005 and decreased to 77% for the six months ended June 30, 2006 from 79% for the six months ended June 30, 2005.

•	Operating expenses increased 9% to $78 million for the three months ended June 30, 2006 from $72 million for the three months ended June 30, 2005 and increased 9% to $141 million for the six months ended June 30, 2006 from $130 million for the six months ended June 30, 2005.

•	Net loss was $19.0 million for the three months ended June 30, 2006 compared to $17.5 million for the three months ended June 30, 2005 and was $28.0 million for the six months ended June 30, 2006 compared to $14.1 million for the six months ended June 30, 2005.

•	Cash, cash equivalents and short-term investments decreased $110 million to $65 million as of June 30, 2006, from $175 million as of December 31, 2005. We used approximately $115.9 million to fund the acquisition of Segue, which closed on April 19, 2006, including $2.5 million of direct acquisition-related costs.

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

Results of Operations

The following table presents our Condensed Consolidated Statements of Operations data and the related percentage of total revenues (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
License and other revenues	$41,428	54%	$38,159	57%	$80,823	55%	$81,723	59%
Service revenues	35,522	46	28,405	43	65,699	45	56,165	41

Total revenues	76,950	100	66,564	100	146,522	100	137,888	100

Cost of license and other revenues	1,666	2	1,997	3	3,897	2	4,875	3
Cost of service revenues	14,536	19	9,684	14	27,577	19	19,065	14
Amortization of acquired intangibles and other charges	2,208	3	2,521	4	2,733	2	5,033	4

Cost of revenues	18,410	24	14,202	21	34,207	23	28,973	21

Gross profit	58,540	76	52,362	79	112,315	77	108,915	79

Selling, general and administrative	50,406	65	40,970	62	96,610	66	83,262	60
Research and development	18,300	24	14,069	21	33,705	23	28,698	21
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges	9,246	12	16,524	25	10,296	7	17,619	13

Total operating expenses	77,952	101	71,563	108	140,611	96	129,579	94

Operating loss	(19,412)	(25)	(19,201)	(29)	(28,296)	(19)	(20,664)	(15)
Gain on sale of investment	—		—	0	—		4,680	3
Interest and other income, net	312	0	1,287	2	1,654	1	2,507	2

Loss before income taxes	(19,100)	(25)	(17,914)	(27)	(26,642)	(18)	(13,477)	(10)
Income tax (benefit) provision	(51)	(0)	(368)	(1)	1,346	1	575	0

Net loss	$(19,049)	(25)%	$(17,546)	(26)%	$(27,988)	(19)%	$(14,052)	(10)%

Total Revenues

The following table presents our total revenues and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
Total revenues	$76,950	$66,564	$10,386	16%	$146,522	$137,888	$8,634	6%

We derive revenues from the sale of licenses of our software and the sale of related services. In the second quarter of 2006, we recognized revenue from a single customer which amounted to 10% of total revenues in that quarter. No single group or customer represented more than 10% of total revenues in the second quarter of 2005, or in the six months ended June 30, 2006, or in the six months ended June 30, 2005.

License and Other Revenues

The following table presents our license and other revenues and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
License and other revenues	$41,428	$38,159	$3,269	9%	$80,823	$81,723	$(900)	(1)%
As a percentage of total revenues	54%	57%			55%	59%

License and other revenues represent amounts for license fees and royalties earned for granting customers the right to use and distribute our software products. License and other revenues increased $3.3 million in the quarter ended June 30, 2006 as compared to the year-ago quarter primarily due an increase in revenues from products within our ALM category as a result of our focus on selling to larger enterprise-level customers. ALM license revenues also benefited in the second quarter of 2006 from the acquisition of Segue. Partially offsetting these increases was a decrease in license revenues from our IDE products, specifically our JBuilder products, which continues to experience pricing pressure from open source products.

License and other revenues decreased $0.9 million in the six months ended June 30, 2006 as compared to the year-ago period. Revenues from our Deployment and IDE products decreased while revenues from our ALM products increased in the first six months of 2006. Revenues from our Deployment products were particularly strong in the first quarter of 2005 as we closed a number of large enterprise deals with telecommunications customers in that prior year period. License revenues from our IDE products decreased due to the continued decline in revenues from our JBuilder products. Partially offsetting these decreases was an increase in ALM license revenues from our larger enterprise-level customers. Additionally, ALM license revenues benefited in the six months ended June 30, 2006 from the acquisition of Segue.

While revenue recognition for our software licenses may be affected by numerous aspects of an arrangement, for the majority of our customer contracts we recognize software license revenue upon shipment of product. As of June 30, 2006, we had on-hand sales orders that would have been recognized as period revenue, had those orders been shipped, totaling approximately $2 million of product licenses.

Service Revenues

The following table presents our service revenues and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
Service revenues	$35,522	$28,405	$7,117	25%	$65,699	$56,165	$9,534	17%
As a percentage of total revenues	46%	43%			45%	41%

Service revenues represent amounts earned for technical support, which includes call support, maintenance and upgrades, and for consulting and education services for our software products. Our service revenues have benefited from our focus on selling to larger enterprise-level customers, who often purchase multi-product solutions which include technical support and from the expansion of our process optimization practice. We expect service revenues as a percentage of total revenues to increase following the planned divestiture of our IDE products as there is generally a larger services component in the sale of our ALM solution set.

Technical support revenues increased $5.1 million to $26.0 million in the quarter ended June 30, 2006 from $20.9 million in the year-ago quarter, and increased $4.9 million to $47.4 million in the six months ended June 30, 2006 from $42.5 million in the year-ago period, primarily due to the acquisition of Segue and due to our growing base of customers who purchase technical support contracts. Technical support revenues totaled 73% and 74% of service revenues in the quarters ended June 30, 2006 and 2005, respectively, and totaled 72% and 76% of service revenues in the six months ended June 30, 2006 and 2005, respectively.

Consulting and education services revenues increased $2.0 million to $9.5 million in the quarter ended June 30, 2006 from $7.5 million in the year-ago quarter, and increased $4.6 million to $18.3 million in the six months ended June 30, 2006 from $13.7 million in the year-ago period, due to the expansion of our consulting services team and the related expansion of our process optimization practice. Consulting and education services revenues totaled 27% and 26% of service revenues in the quarters ended June 30, 2006 and 2005, respectively and totaled 28% and 24% of service revenues in the six months ended June 30, 2006 and 2005, respectively.

International Revenues

International revenues represented 54% and 58% of total revenues in the quarters ended June 30, 2006 and 2005, respectively. Revenues from our operations in Europe increased $1.5 million to $26.1 million in the quarter ended June 30, 2006 from $24.6 million in the year-ago quarter. Revenues from our Europe region benefited from the acquisition of Segue and from the release of a new version of our Delphi product. We commonly experience an increase in revenues in the quarters following a product upgrade release. Revenues from our operations in Asia decreased $0.1 million to $10.0 million in the quarter ended June 30, 2006 from $10.1 million in the year-ago quarter primarily due to a decline in JBuilder revenues.

International revenues represented 56% and 59% of total revenues in the six months ended June 30, 2006 and 2005, respectively. Revenues from our operations in Europe increased $2.3 million to $52.3 million in the six months ended June 30, 2006 from $50.0 million in the year-ago period, due to the release of a new version of our Delphi product. Revenues from our operations in Asia decreased $1.6 million to $19.9 million in the six months ended June 30, 2006 from $21.5 million in the year-ago period primarily due to a decrease in revenues from our JBuilder products.

The following table presents our total revenues by country and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
United States	$35,601	$28,290	$7,311	26%	$63,743	$56,552	$7,191	13%
Germany	6,650	7,120	(470)	(7)%	14,327	14,324	3	0%
All other countries	34,699	31,154	3,545	11%	68,452	67,012	1,440	2%

Total revenues	$76,950	$66,564	$10,386	16%	$146,522	$137,888	$8,634	6%

No single country, other than the United States and Germany, accounted for total revenues greater than 10% of total revenues in the three or six months ended June 30, 2006 or 2005.

Our international revenues are influenced by fluctuations in foreign currencies and would be harmed if the U.S. dollar were to strengthen against major foreign currencies, primarily the Euro and the United Kingdom Pound Sterling.

Regional Revenues

The following table presents our total revenues by region and the absolute dollar and the percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
Americas	$40,811	$31,834	$8,977	28%	$74,245	$66,397	$7,848	12%
Europe, Middle East and Africa	26,124	24,637	1,487	6%	52,338	50,005	2,333	5%
Asia Pacific	10,015	10,093	(78)	(1)%	19,939	21,486	(1,547)	(7)%

Total revenues	$76,950	$66,564	$10,386	16%	$146,522	$137,888	$8,634	6%

Our Americas operations include our activities in the United States as well as subsidiaries and branch offices in Brazil and Canada. Our Europe, Middle East and Africa, or EMEA, operations include activities of our subsidiaries and branch offices in Austria, Finland, France, Germany, Ireland, Italy, Netherlands, Russia, Spain, Sweden and the United Kingdom. Our Asia Pacific, or APAC, operations include activities of our subsidiaries and branch offices in Australia, China, Hong Kong, India, Japan, Korea, New Zealand, Singapore and Taiwan.

Americas. Revenues in our Americas region increased $9.0 million, or 28%, to $40.8 million in the quarter ended June 30, 2006 from $31.8 million in the year-ago quarter. Of the increase in revenues from our Americas region, license revenues increased $2.3 million and service revenues increased $6.7 million. License revenues increased primarily as a result of our acquisition of Segue in the second quarter of 2006, and as a result of a large ALM transaction with an enterprise-level customer. Strength in our technical support and consulting and education revenues, along with the acquisition of Segue, contributed to the increase in services revenues. Technical support revenues increased $4.6 million due to the acquisition of Segue and due to our expanding base of enterprise-level customers who have purchased multi-product solutions with technical support contracts attached. The expansion of our consulting services team resulted in an increase in consulting and service revenues of $2.1 million.

Revenues in our Americas region increased $7.8 million, or 12%, to $74.2 million in the six months ended June 30, 2006 from $66.4 million in the prior year period. Of the increase in revenues from our Americas region, license revenues decreased $2.0 million and service revenues increased $9.8 million. License revenues decreased primarily due to continued weakness in revenues from our JBuilder products, partially offset by the acquisition of Segue and a large transaction with an enterprise-level customer. Strength in our technical support and consulting and education services offerings, along with the acquisition of Segue, contributed to the increase in services revenues. Technical support revenues increased $5.3 million due to the acquisition of Segue and due to our expanding base of enterprise-level customers who have purchased multi-product solutions with technical support contracts attached. The expansion of our consulting services team resulted in an increase in consulting and education services revenues of $4.5 million.

EMEA. Revenues in our EMEA region increased $1.5 million, or 6%, to $26.1 million in the quarter ended June 30, 2006 from $24.6 million in the year-ago quarter. Of the increase in revenues from our EMEA region, license revenues increased $1.2 million and service revenues increased $0.3 million. Both license and service revenues increased primarily as a result of our acquisition of Segue in the second quarter of 2006. Technical support revenues increased $0.5 million and consulting and service revenues decreased $0.2 million.

Revenues in our EMEA region increased $2.3 million, or 5%, to $52.3 million in the six months ended June 30, 2006 from $50.0 million in the prior year period. Of the increase in revenues from our EMEA region, license revenues increased $3.0 million and service revenues decreased $0.7 million. License revenues increased as a result of our acquisition of Segue. Technical support revenues decreased $0.8 million and consulting and service revenues increased $0.1 million. Additionally, the strengthening of the U.S. dollar versus the Euro and United Kingdom Pound Sterling since the year-ago period had the effect of decreasing revenues in the EMEA region by approximately $2.5 million in the six months ended June 30, 2006.

APAC. Revenues in our APAC region decreased $0.1 million, or 1%, to $10.0 million in the quarter ended June 30, 2006 from $10.1 million in the year-ago quarter. Revenues from the APAC region have declined in recent quarters and we expect this trend to continue for the next several quarters until our efforts to realign our APAC resources improve performance in the region. Of the decrease in revenues from our APAC region, license revenues decreased $0.2 million and service revenues increased $0.1 million. License revenues decreased primarily due to a decrease in revenues from our JBuilder products and service revenues increased due to an increase in consulting and education revenues of $0.1 million. Technical support revenues were flat compared to the year-ago quarter. Additionally, the strengthening of the U.S. dollar versus the Japanese Yen, Australian and Singapore Dollars, and other APAC currencies since the year-ago quarter had the effect of decreasing revenues in the APAC region by approximately $0.3 million in the quarter ended June 30, 2006.

Revenues in our APAC region decreased $1.5 million, or 7%, to $19.9 million in the six months ended June 30, 2006 from $21.5 million in the prior year period. Of the decrease in revenues from our APAC region, license revenues decreased $2.1 million and service revenues increased $0.6 million. License revenues decreased primarily due to a decrease in revenues from our JBuilder products, and service revenues increased due to an increase in technical support revenues of $0.5 million. Consulting and education revenues were flat compared to the year-ago period. Additionally, the strengthening of the U.S. dollar versus the Japanese Yen, Australian and Singapore Dollars, and other APAC currencies since the year-ago period had the effect of decreasing revenues in the APAC region by approximately $0.9 million in the six months ended June 30, 2006.

Cost of Revenues

The following table presents cost of revenues and the absolute dollar and percentage changes from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
Cost of license and other revenues	$1,666	$1,997	$(331)	(17)%	$3,897	$4,875	$(978)	(20)%
As a percentage of license and other revenues	4%	5%			5%	6%

Cost of service revenues	$14,536	$9,684	$4,852	50%	$27,577	$19,065	$8,512	45%
As a percent of service revenues	41%	34%			42%	34%

Amortization of acquired intangibles and other charges	$2,208	$2,521	$(313)	(12)%	$2,733	$5,033	$(2,300)	(46)%
As a percent of total revenues	3%	4%			2%	4%

Cost of License and Other Revenues

Cost of license and other revenues consists primarily of variable costs including production costs, product packaging costs and royalties paid to third-party vendors. Costs of licensing and other revenues tend to fluctuate with changes in product mix. The reductions in cost of license and other revenues on an absolute dollar basis and on a percentage basis when comparing the quarters ended June 30, 2006 and 2005, respectively, were principally attributable to a decrease in royalty and shipping costs. Both royalty and shipping costs tend to fluctuate with changes in the mix of products sold. Royalty and shipping costs totaled 1% and 2% of license and other revenues in the quarters ended June 30, 2006 and 2005, respectively, and totaled 1% and 2% of license and other revenues in the six months ended June 30, 2006 and 2005, respectively. The level of royalty costs in future periods will be dependent upon our ability to obtain favorable licensing terms for our products that include third-party technology and the extent to which we include such third-party technology in our product offerings.

Cost of Service Revenues

Cost of service revenues consists primarily of salaries and benefits, third-party contractor costs and related expenses incurred in providing technical support, and consulting and education services. Service gross margins were 59% and 66% in the quarters ended June 30, 2006 and 2005, respectively, and were 58% and 66% in the six months ended June 30, 2006 and 2005, respectively. The decrease in gross margins in the three and six months ended June 30, 2006 was due to an increase in labor costs, including an increase in the use of outside consultants, as demand for our technical support and consulting and education services continues to grow.

Technical support costs increased $1.1 million to $3.4 million in the quarter ended June 30, 2006 from $2.3 million in the year-ago quarter, and increased $1.8 million to $6.2 million in the six months ended June 30, 2006 from $4.4 million in the year-ago period. Technical support costs increased due to an increase in outside services costs for work performed in renewing customer maintenance contracts. Specifically, we employ an outside firm to assist in renewing customers with lapsing maintenance contracts and record their fees as a component of cost of service revenues. Technical support gross margins were 87% and 89% in the quarters ended June 30, 2006 and 2005, respectively, and were 87% and 90% in the six months ended June 30, 2006 and 2005, respectively.

Consulting and education services costs increased $3.7 million to $11.1 million in the quarter ended June 30, 2006 from $7.4 million in the year-ago quarter, and increased $6.7 million to $21.4 million in the six months ended June 30, 2006 from $14.7 million in the year-ago period, as a result of an increase in labor costs due to an increase in employee headcount. Consulting and education services gross margins were (17)% and 2% in the quarters ended June 30, 2006 and 2005, respectively, and were (17)% and (7)% in the six months ended June 30, 2006 and 2005, respectively. Additionally, consulting and education services costs included $0.1 million and $0.2 million of employee stock-based compensation expenses in the three and six months ended June 30, 2006, respectively, as a result of our adoption of SFAS 123R on January 1, 2006, which contributed to the increase in costs in the three and six months ended June 30, 2006. We are in the early stages of building our consulting and education practices and expect to continue to invest in this area. While we believe gross margins for consulting and education services will improve in the coming quarters, we cannot be certain this will occur.

Amortization of Acquired Intangibles and Other Charges

Amortization of acquired intangibles and other charges consists of the amortization of acquired developed technology, maintenance agreements and customer relationships. Amortization of acquired intangibles decreased $0.8 million and $2.8 million in the three and six months ended June 30, 2006, respectively, due to completion of the amortization of the acquired technology in December 2005 related to the acquisition of Starbase, and the completion of the acquired developed technology in January 2006 related to the acquisition of TogetherSoft. Partially offsetting these decreases in amortization expense was an increase amortization expense relating to the acquisition of Segue in April 2006. During the quarter ended June 30, 2006, we recorded $1.4 million of amortization expense in relation to this acquisition. Other charges consist of an impairment charge to acquired developed technology for $0.5 million in the second quarter of 2006 related to the departure of certain key employees.

Operating Expenses

Selling, General and Administrative Expenses

We expect selling, general and administrative expenses to increase in the second half of 2006 as a result of direct transaction costs associated with the planned IDE divestiture. The following table presents our selling, general and administrative expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
Selling, general and administrative expenses	$50,406	$40,970	$9,436	23%	$96,610	$83,262	$13,348	16%
As a percentage of total revenues	65%	62%			66%	60%

The increase in selling, general and administrative expenses in the quarter ended June 30, 2006 was attributable to an increase in employee-related expenses, which includes salaries and benefits, stock-based compensation, severance, incentive compensation and commissions, an increase in audit services fees and legal fees, and direct transaction costs related to the Segue acquisition and the planned IDE divestiture. Salaries and benefits increased $0.9 million primarily due to the acquisition of Segue in the second quarter of 2006. Stock-based compensation expenses increased $ 2.4 million as a result of our adoption of SFAS 123R in 2006 and from the ongoing amortization of deferred compensation resulting from restricted stock awards granted to key employees in the second half of 2005 as part of our retention efforts. Employee severance expenses increased $0.3 million due to the departure of two executive officers in the second quarter of 2006. Employee incentive compensation expenses increased $2.4 million as a result of an increase in incentive compensation expenses due to the achievement of certain financial and performance targets during 2006. Commission expenses increased $0.9 million as a result of an increase in license revenues. Audit services and legal fees increased $1.5 million as a result of the review and audit of our disclosure controls and procedures and internal control over financial reporting. We also incurred $0.8 million of transaction costs related to the Segue acquisition and the planned IDE divestiture in the second quarter of 2006 which we did not incur in the year-ago quarter.

The increase in selling, general and administrative expenses in the six months ended June 30, 2006 was attributable to an increase in employee-related expenses, which includes salaries and benefits, employee stock-based and incentive compensation expenses, commission expenses, an increase in audit services fees and legal fees, and direct transaction costs related to the Segue acquisition and the planned IDE divestiture. Salaries and benefits increased $2.2 million due to the acquisition of Segue and due to higher average salaries. Stock-based compensation expenses increased $4.5 million as a result of our adoption of SFAS 123R on January 1, 2006 and from the amortization of deferred compensation resulting from restricted stock awards granted to key employees as part of our retention efforts. Employee incentive compensation expenses increased $3.3 million as a result of an increase in our incentive compensation expenses due to the achievement of certain financial and performance targets during 2006. Audit services and legal fees increased $3.1 million in the six months ended June 30, 2006 as a result of the review and audit of our disclosure controls and procedures and internal control over financial reporting. We also incurred $1.5 million of transaction costs related to the Segue acquisition and the planned IDE divestiture in the second quarter of 2006 which we did not incur in the year-ago period. These increases in expenses were partially offset by a decrease in discretionary marketing spending of $2.0 million.

Research and Development Expenses

The following table presents our research and development expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
Research and development expenses	$18,300	$14,069	$4,231	30%	$33,705	$28,698	$5,007	17%
As a percentage of total revenues	24%	21%			23%	21%

The increase in research and development expenses in the quarter ended June 30, 2006 was, in part, attributable to an increase in employee incentive compensation expenses of $2.5 million due to the achievement of certain financial and performance targets during 2006. Salary and benefit expenses increased $0.7 million primarily as a result of our acquisition of Segue in the second quarter of 2006 and business travel expenses increased $0.3 million. Additionally, we recorded $0.6 million of employee stock-based compensation expenses as a result of our adoption of SFAS 123R on January 1, 2006 and from the amortization of deferred compensation resulting from restricted stock awards granted to key employees as part of our retention program.

The increase in research and development expenses in the six months ended June 30, 2006 was, in part, attributable to an increase in employee incentive compensation expenses of $4.0 million as a result of an increase in our incentive compensation accrual. Additionally, we recorded $1.1 million of employee stock-based compensation expenses as a result of our adoption of SFAS 123R on January 1, 2006 and from the amortization of deferred compensation resulting from restricted stock awards granted to key employees as part of our retention efforts. Additionally, business travel expenses increased $0.3 million. Partially offsetting these increases in the second quarter of 2006 was a decrease in software translation costs of $0.9 million due to the timing of our software translation projects.

Restructuring, Amortization of Other Intangibles, Acquisition-Related Expenses and Other Charges

Restructuring. We undertook restructuring activities during the quarter ended June 30, 2006 associated with the integration of Segue and with our plan to seek a buyer for our IDE products. These activities included the closure of certain facilities and layoffs of redundant workforce. We expect to incur additional restructuring costs in the second half of 2006 due to severance costs related to the termination of additional personnel and facility costs associated with exiting certain facilities. Although we expect these activities will improve our overall financial condition by streamlining our sales, services and research and development operations, we can not be certain these actions will have the anticipated results.

Net restructuring expenses were $3.4 million and $3.3 million in the three and six months ended June 30, 2006, respectively. The following table summarizes our restructuring, amortization of other intangibles and acquisition-related expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
Restructuring	$3,365	$15,687	$(12,322)	(79)%	$3,298	$15,920	$(12,622)	(79)%
Amortization of other intangibles	128	692	(564)	(82)%	240	1,434	(1,194)	(83)%
Acquisition-related expenses	953	145	808	557%	1,958	265	1,693	639%
Write-off of in-process research and development	4,800	—	4,800	—	4,800	—	4,800	—

Total	$9,246	$16,524	$(7,278)	(44)%	$10,296	$17,619	$(7,323)	(42)%

As a percentage of total revenues	12%	25%			7%	13%

Of the $3.4 million of restructuring expenses recorded in the second quarter of 2006, $0.2 million was for the closure of excess facilities in Japan, Korea, New Zealand and Singapore, $2.6 million was for severance and benefits charges resulting from the termination of 116 employees, and $0.5 million was for other restructuring-related costs.

The following table summarizes our restructuring expenses for the quarter ended June 30, 2006 (amounts in thousands):

	Facilities	Severance and Benefits	Other	Total
Restructuring expenses	$236	$2,608	$529	$3,373
Reversals of prior restructuring expenses	—	(8)	—	(8)

Net restructuring expenses	$236	$2,600	$529	$3,365

The restructuring charges relating to operating leases have been recorded, net of assumed sublease income and present value factors. Substantially all of these restructuring costs have or will require the outlay of cash, although the timing of lease payments relating to leased facilities over the next five years will be unchanged by our restructuring actions. Substantially all amounts related to severance and benefits in our restructuring accrual at June 30, 2006 are scheduled to be paid prior to September 30, 2006.

The following table summarizes our restructuring accrual activity for the first and second quarters of 2006 (amounts in thousands):

	Facilities	Severance and Benefits	Other	Total
Accrual at December 31, 2005	$12,684	$192	$304	$13,180
Cash paid and write-offs	(858)	(14)	—	(872)
Reversal of previous restructuring	—	(68)	—	(68)

Accrual at March 31, 2006	11,826	110	304	12,240
Cash paid and write-offs	(1,070)	(1,579)	(547)	(3,196)
Acquired from Segue	542	3,507	—	4,049
2006 restructuring	236	2,608	529	3,373

Accrual at June 30, 2006	$11,534	$4,646	$286	$16,466

Of the $16.5 million in our restructuring accrual at June 30, 2006, $8.7 million was classifies as short-term and $7.8 million was classified as long-term. Our long-term restructuring accrual is comprised of $7.4 million for the lease obligations for excess capacity at our Scotts Valley, California facility, and $0.4 million for lease obligations for excess capacity at various other facilities in the United States and abroad.

During the three and six months ended June 30, 2006, we paid $1.1 million and $1.9 million, respectively, related to restructured facility operating leases. During the three and six months ended June 30, 2006 we paid $1.6 million related to accrued severance and benefits. Additionally, during the three and six months ended June 30, 2006 we reversed $0.3 million and $0.4 million, respectively, of accrued severance and benefits and other expenses due to changes to our estimates we originally made during our restructuring actions in the prior year.

The $4.0 million restructuring accrual acquired from Segue includes $0.5 million for a prior facility restructuring and $3.5 million for severance and option acceleration payments made to certain former Segue key employees in accordance with the provisions in their change-in-control agreements.

Amortization of other intangibles. In the three and six months ended June 30, 2006, we incurred $0.1 million and $0.2 million, respectively, of amortization expense related to intangible non-compete agreements and trade names as a result of our acquisitions, compared to $0.7 and $1.4 million in the comparable year-ago periods. Amortization of other intangibles decreased due to completion of the amortization of the trade names in December 2005 related to the acquisition of Starbase, and the completion of the amortization of trade names in January 2006 related to the acquisition of TogetherSoft. Partially offsetting these decreases was an increase due to the amortization of non-compete agreements and trade names acquired in the purchase of Segue on April 19, 2006, which added $0.1 million of amortization expense in the second quarter of 2006.

Acquisition-related expenses. In the three and six months ended June 30, 2006 we recorded $1.0 million and $2.0 million, respectively, of acquisition-related expenses, which are primarily related to contingent consideration payable under the terms of the TeraQuest and Legadero acquisition agreements. Acquisition-related expenses in the three and six months ended June 30, 2005 were $0.1 million and $0.3 million, respectively, and were primarily contingent consideration payable under the terms of the TeraQuest acquisition agreement.

Write-off of in-process research and development. As part of our acquisition of Segue we purchased $4.8 million of in-process research and development, or IPR&D, which had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to operating expense upon completion of the acquisition on April 19, 2006.

Gain on Sale of Investment

In the six months ended June 30, 2005, we recognized a gain of $4.7 million on the sale of an equity investment in privately held Trolltech A.S. that was previously determined to be impaired and written-off in fiscal 2002.

Interest and Other Income, Net

The following table presents our interest and other income, net for the three and six months ended June 30, 2006 and 2005 and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
Interest and other income, net	$312	$1,287	$(975)	(76)%	$1,654	$2,507	$(853)	(34)%
As a percentage of total revenues	0%	2%			1%	2%

The decrease in interest and other income, net in the three and six months ended June 30, 2006 was primarily attributable to a decrease in interest income as a result of a lower level of cash, cash equivalents and short-term investments. The decrease in cash, cash equivalents and short-term investments was a result of our acquisition of Segue on April 19, 2006 which used approximately $115.9 million of cash. Additionally, fluctuations in the United Kingdom Pound Sterling versus the U.S. dollar generated $0.3 million and $0.5 million of foreign currency losses in the three and six months ended June 30, 2006, respectively, compared to currency losses of $0.1 million and $0.2 million, respectively, in the three and six months ended June 30, 2005. The amount of foreign currency gains or losses we realize is influenced by fluctuations in the U.S. dollar versus the foreign currencies we conduct business in with respect to our short-term inter-company balances with our international subsidiaries, along with other transactional activities conducted in foreign currencies.

Income Taxes

The following table presents our income taxes and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
Income tax (benefit) provision	$(51)	$(368)	$317	86%	$1,346	$575	$771	134%
As a percentage of total revenues	(0)%	(1)%			1%	0%

On a consolidated basis, we generated pre-tax losses of $19.1 million and $26.6 million in the three and six months ended June 30, 2006, respectively, and in the three and six months ended June 30, 2005, we reported pre-tax losses of $17.9 million and $13.5 million, respectively. Our income tax benefit, as a percentage of pre-tax loss, was 0% and 2% for the three months ended June 30, 2006 and 2005, respectively. Our income tax provision, as a percentage of pre-tax loss, was

(5)% and (4)% for the six months ended June 30, 2006 and 2005, respectively. The change in our income tax benefit in absolute dollars and as a percentage of pre-tax income in the three months ended June 30, 2006, as compared to the year-ago quarter, was largely due to a foreign tax benefit of $1.3 million recorded in the year-ago quarter for the refund of a foreign tax payment and the completion of a foreign tax audit. In the three months ended June 30, 2006, a tax benefit of $0.9 million was recorded for the completion of a foreign tax audit. The increase in our income tax provision in absolute dollars and as a percentage of pre-tax income in the six months ended June 30, 2006, as compared to the year-ago period, was principally due to an increase in non-U.S. pre-tax profits subject to foreign taxes. In all the periods presented, substantially all of our tax provision relates to non-U.S. taxes.

Our effective tax rate is primarily dependent on the location of taxable profits, if any, the utilization of our net operating loss carryforwards in certain jurisdictions and the imposition of withholding taxes on revenues regardless of our profitability.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments were $65.4 million at June 30, 2006, a decrease of $109.7 million from a balance of $175.1 million at December 31, 2005. Working capital decreased $123.6 million to $(15.3) million at June 30, 2006 from $108.3 million at December 31, 2005. The decrease in working capital was primarily attributable to our acquisition of Segue. We used $102.5 million in cash, net of cash received in the transaction, and recorded deferred revenues of $10.2 million and liabilities of $7.4 million in connection with the Segue acquisition.

Net cash provided by and used in operating activities. Net cash used in operating activities in the six months ended June 30, 2006 was $7.6 million, which included a net loss of $28.0 million, partially offset by $16.4 million in non-cash sources of cash and $4.0 million of cash from operations. Non-cash sources of cash include depreciation and amortization, stock-based compensation and acquired in-process research and development charges.

Net cash provided by operating activities in the six months ended June 30, 2005 was $6.7 million, which included a net loss of $14.1 million, offset by $3.7 million in non-cash sources of cash and $17.1 million of cash from operations. Our net loss increased in the six months ended June 30, 2006 from the year-ago period primarily due to higher employee-related costs, including an increase in incentive compensation expenses as a result of the achievement of certain financial targets. Cash from operations decreased in the six months ended June 30, 2006 from the year-ago period due to a decrease in collections of accounts receivable from customers and an increase in restructuring expenses payable.

To the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities result from changes in working capital. Our primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by fluctuations in our accounts payable due to the timing of payments to our vendors. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be affected by the terms of accounts payable arrangements. We intend to continue to fund our operating expenses through cash flows from operations plus cash proceeds from the planned sale of our IDE products.

Net cash provided by investing activities. Net cash provided by investing activities during the six months ended June 30, 2006 was $20.1 million. Sales and maturities of short-term investments totaled $125.6 million. We converted the majority of our short-term investments into cash for the acquisition of Segue, which closed on April 19, 2006, and consumed $102.5 million of cash, net of cash received in the transaction. Additionally, we used $3.0 million for purchases of property and equipment, which primarily consisted of computer equipment and software.

Net cash provided by investing activities during the six months ended June 30, 2005 was $13.1 million, including $16.4 million provided by the net sales of short-term investments and $4.7 million in proceeds from the sale of an equity investment in a privately held company. Partially offsetting these sources was $4.4 million used in our acquisition of TeraQuest, net of cash acquired. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion of this acquisition. Additionally, we used $3.6 million for purchases of property and equipment.

Net cash provided by and used in financing activities. Net cash provided by financing activities during the six months ended June 30, 2006 was $2.0 million, consisting primarily of $2.5 million received for the issuance of shares of our common stock from stock option exercises, partially offset by $0.5 million from restricted stock awards surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards.

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

Segue Acquisition. On April 19, 2006, we completed the acquisition of Segue pursuant to an Agreement and Plan of Merger, dated as of February 7, 2006. Segue is now a wholly-owned subsidiary of Borland. The transaction used $115.9 million, partially offset by cash received in the transaction, and was funded with existing cash. Additionally, in consideration of expenses associated with the integration of Segue and those associated with our announced plan to seek a buyer for our IDE products (as discussed in the following paragraph) as well as the resultant changes each will require in our organization, we expect our results of operations to be adversely impacted in the third and fourth quarters of 2006.

IDE Divestiture. In February 2006, we announced our plan to seek a buyer for our integrated development environment, or IDE, products. We are currently analyzing the impact this divestiture will have on our existing business. The specific products that we divest will not be determined until we enter into an agreement with a selected buyer. We are also in the process of making operational changes as a result of this divestiture, the total impact of which has yet to be precisely quantified.

Operating Capital and Capital Expenditure Requirements. We are currently operating at a net loss and there can be no assurance as to when we will return to profitability. In order to fund our ongoing operations in future periods it will be necessary for us to achieve profitability, successfully sell our IDE products and/or raise additional capital through debt or equity financings in the near future. We may also require additional capital for strategic purposes or other purposes that we have not contemplated. In the event that we need to seek financing, there can be no assurance that this additional financing will be available, or if available, will be on reasonable terms. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our then current stockholders may be reduced. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit operations in a manner inconsistent with our research and development and sales and marketing plans, which could harm our operating results. As a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2005, we are not currently eligible to register sales of securities on a Form S-3 Registration Statement, which may make it more difficult to complete any financing on a timely basis or at all. Our ability to generate sufficient capital from operations is dependent upon several factors, including, without limitation, the following:

•	Expenses associated with the integration of Segue, the divestiture of our IDE products and/or the operational and organizational changes associated with those activities;

•	demand and market acceptance for our products and/or our customers’ products;

•	competition and its impact on pricing;

•	effectiveness of ongoing changes in our sales organization and management team; and

•	new product announcements or product introductions by our competitors.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Leases. As of June 30, 2006, we had long-term liabilities of $15.2 million, which included $2.9 million of long-term lease obligations. We lease certain of our office and operating facilities and certain furniture and equipment under various operating leases. In addition, in December 2003, we entered into a five year lease for a facility in Tokyo, Japan, which is classified as a capital lease in accordance with SFAS 13, “Accounting for Leases.” We recorded an obligation of $0.8 million at the time we entered into the capital lease and at June 30, 2006 we had a total obligation of $0.3 million remaining. Additionally, we acquired a capital lease in connection with our acquisition of Segue for leasehold improvements on a facility in Austria. At June 30, 2006 the obligation amounted to $0.2 million which is payable through 2011.

Our operating leases expire at various times through 2020. At June 30, 2006, future minimum lease and sublease payments under non-cancelable leases and subleases, and future minimum lease and sublease income under non-cancelable leases and subleases were as follows (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$41,045	$5,778	$21,629	$7,780	$5,858
Restructured operating leases	11,172	1,932	8,624	616	—
Capital lease	544	91	412	41	—

Gross commitments	$52,761	$7,801	$30,665	$8,437	$5,858
Sublease income	(1,057)	(443)	(614)	—	—

Net commitments	$51,704	$7,358	$30,051	$8,437	$5,858

The restructured operating leases above represent total lease commitments that are not associated with continuing operations and include facilities we vacated or partially exited located in California, Massachusetts, North Carolina, Australia, New Zealand, Korea and Japan.

Additionally, we have a commitment regarding an outsourcing arrangement for portions of our information technology operations. The committed expenditures average of $5.2 million per year from November 2004 through November 2014. We can terminate this contract with or without cause upon payment of a termination fee, the maximum amount of which is $1.9 million at June 30, 2006, declining to $0.5 million in the final year of the contract. These amounts are not included in the operating lease commitments table above.

Indemnification Obligations and Guarantees. For information regarding our indemnification obligations and guarantees, refer to Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1.

Royalties We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense, which was recorded in cost of license and other revenues on our Condensed Consolidated Statements of Operations, were $0.6 million and $1.5 million for the three and six months ended June 30, 2006, respectively, and were $0.8 million and $2.0 million for the three and six months ended June 30, 2005, respectively.

Off-Balance Sheet Arrangements. As part of our ongoing business, we do not participate in material transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2006, we are not involved in any material unconsolidated transactions.

Critical Accounting Estimates and Policies

Goodwill and Purchased Intangible Assets

Goodwill and identifiable intangibles are accounted for in accordance with SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” We recorded goodwill and identifiable intangibles related to our acquisitions and we evaluate these items for impairment on an annual basis, or more often if events or changes in circumstances indicate that the carrying values may not be recoverable. Impairment testing of goodwill is performed in two steps. First, the carrying value of the reporting unit is compared to the fair value of the reporting unit including the goodwill. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, we perform the second step. The second step of the impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of the goodwill, the impairment loss shall be recognized as an operating expense in an amount equal to that excess. We performed our goodwill impairment testing in the third quarter of 2005 based on a single reporting unit and concluded there was no impairment as of September 30, 2005. The market capitalization method was the primary method used to determine the fair values for SFAS 142 impairment purposes. We did not record an impairment to goodwill during 2005, 2004 or 2003, however, we recorded a $0.5 million impairment to acquired developed technology in the second quarter of 2006 as a result of the departure of certain key employees. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements in Part 1—Item 1 for further discussion of the valuation of goodwill and intangible assets and the impairment charge to acquired developed technology.

Reportable Segments

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we operate in one reportable industry segment. We market our products in the United States and in foreign countries through our sales personnel and our subsidiaries. The Chief Executive Officer is our Chief Operating Decision Maker, or CODM, as defined by SFAS No. 131. The CODM evaluates resource allocation decisions and operational performance based upon revenue by geographic regions. Under SFAS No. 131, we have one reportable segment as our three geographic operating segments can be aggregated into one reportable segment. Our three geographic regions include the Americas region, the Europe, Middle East and Africa, or EMEA, region and our Asia Pacific, or APAC, region. Our Americas operations include our activities in the United States as well as subsidiaries and branch offices in Brazil and Canada. Our Europe, Middle East and Africa operations include activities of our subsidiaries and branch offices in Austria, Finland, France, Germany, Ireland, Italy, Netherlands, Russia, Spain, Sweden and the United Kingdom. Our Asia Pacific operations include activities of our subsidiaries and branch offices in Australia, China, Hong Kong, India, Japan, Korea, New Zealand, Singapore and Taiwan.

For a more in-depth discussion of our other critical accounting policies and estimates, please read our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on May 2, 2006.

Effect of New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note 12 of Notes to Condensed Consolidated Financial Statements in Item 1.

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

During the three and six months ended June 30, 2006, we recorded net realized foreign exchange losses of $0.3 million and $0.5 million, respectively, included as part of interest and other income, net, in our Condensed Consolidated Statements of Operations. The foreign exchange losses were generated due primarily to fluctuation in the Euro, the United Kingdom Pound Sterling, and the Australian and Singapore dollars versus the U.S. dollar. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our inter-company receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a material adverse effect on our operating results and cash flows.

During the three and six months ended June 30, 2006 we recorded unrealized foreign currency gains of $1.5 million and $1.3 million, respectively, in cumulative other comprehensive income on our Condensed Consolidated Balance Sheets, in part, due to foreign currency movements on our long-term inter-company balances. As of June 30, 2006, we had $16.9 million, $4.9 million, $3.0 million, $1.3 million, $0.4 million and $0.4 million in long-term inter-company balances that will be settled in Australian dollars, Indian Rupees, Singapore dollars, Brazilian Reais, South Korean Won, and Japanese Yen, respectively.

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

The table below provides information about our derivative financial instruments, comprised of foreign currency forward exchange contracts as of June 30, 2006. The information is provided in U.S. dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table below presents the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates and the net fair value for our forward contracts as of June 30, 2006. All forward contracts in the table below represent contracts to buy or sell the currencies listed. All instruments mature within one month (dollar amounts in thousands):

	Notional Amount	Weighted- Average Contract Rate	Net Fair Value at June 30, 2006
Foreign currency forward exchange contracts:
Australian dollar	$(400)	0.7560	$(400)
Brazilian Real	1,055	2.2615	1,041
Canadian dollar	4,000	1.1197	4,001
Czech Koruna	(560)	21.9280	(560)
Euro	(116)	1.12857	(116)
Hong Kong dollar	1,300	7.7567	1,300
Indian Rupee	4,910	46.9000	4,858
Japanese Yen	(818)	115.4100	(823)
Russian Rouble	(1,230)	26.7100	(1,230)
Singapore dollar	8,964	1.5908	8,967
United Kingdom Pound Sterling	(3,114)	1.8775	(3,114)

Total	$13,991		$13,924

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

Cash and cash equivalents include investments, which have an original maturity of 90 days or less and short-term investments include investments which have an original maturity of 91 days up to one year. As of June 30, 2006 and December 31, 2005, we held no investments classified as long-term. At June 30, 2006, the weighted-average interest rate we earned on our cash and cash equivalents balance of $65.0 million was 5.05%. At December 31, 2005, the weighted-average interest rate we earned on our cash and cash equivalents balance of $49.1 million was 4.21% and the weighted-average interest rate we earned on our short-term investments balance of $126.0 million was 4.23%. The difference in the weighted-average interest rates associated with cash and cash equivalents and short-term investments at December 31, 2005 was due primarily to interest rates on auction rate securities which were included in our short-term investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels as of June 30, 2006, it would not materially change the fair market value of our investment portfolio.

Credit Risks

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions and commercial paper. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. No single group or customer represented greater than 10% of total accounts receivable, net of allowances, as of June 30, 2006, or December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Chief Executive Officer and Principal Financial Officer Certifications

Included as exhibits to this Quarterly Report on Form 10-Q are “Certifications” of the Chief Executive Officer and the Principal Financial Officer. The first form of certification is required in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). This section of the Quarterly Report contains the information concerning the controls evaluation referred to in Rule 13a-14(a) Certifications and this information should be read in conjunction with the Rule 13a-14(a) Certifications for a more complete understanding of the topics presented.

Evaluation of Our Disclosure Controls and Procedures

Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act rules. This evaluation and review was done under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer and other management. Based upon the evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as a result of material weaknesses in our internal control over financial reporting discussed below as of December 31, 2005 which remained unremediated as of June 30, 2006, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Principal Financial Officer, and implemented by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”). Internal control over financial reporting includes those policies and procedures that:

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

Because of their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our Chief Executive Officer and former Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on their assessment and because of the material weaknesses described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005 based on the criteria established in Internal Control – Integrated Framework issued by the COSO.

Material Weakness Remediation

We assign a high priority to the improvement of our internal control over financial reporting. The material weaknesses described above were unremediated as of June 30, 2006. During the quarter ended June 30, 2006, we instituted procedures that require that third-party contractor hours be tracked in a separate system and reconciled with the time recorded on invoices received. We also require new certifications from personnel in our services organization concerning invoicing, billing and customer commitments. In August 2006, we conducted corporate governance training for senior personnel which was attended by our Chief Executive Officer and other senior members of our management team. While we believe the remediation measures have improved the design effectiveness of our internal control over financial reporting, not all of the newly designed controls have operated for a sufficient period of time to demonstrate operating effectiveness. We continue to monitor and assess our remediation activities to ensure that the internal weaknesses discussed above are remediated as soon as possible. Should we, or our independent registered public accounting firm, determine in future fiscal periods that we have failed to remedy such material weaknesses and/or that we have additional material weaknesses in our internal control over financial reporting, the reliability of our financial reports may be impacted, and our results of operations or financial condition may be harmed and the price of our common stock may decline.

Changes in Internal Control Over Financial Reporting

In the period covered by this report, our financial reporting and accounting team has undergone several personnel changes, including the departure of our Chief Financial Officer and the Vice President of Financial Planning and Analysis. While we believe we have retained qualified individuals on an interim basis to assist us in complying with our financial reporting and accounting obligations as a public company, we have not yet hired replacements to fill these positions and may not be successful in filling these positions in a timely manner. Any failure to adequately staff our accounting and finance function in a timely manner could have a material impact on our internal control over financial reporting in future periods.

Except for the steps we are taking to remediate the material weaknesses as described above and the changes in our financial and accounting team described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter ended June 30, 2006 which our management concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 27, 2002, a stockholder class action and derivative lawsuit, Dieterich v. Harrer, et al., Case No. 02CC00350, was filed against Starbase Corporation, or Starbase, and five former directors of Starbase in the Superior Court of the State of California for Orange County, claiming that the former directors had breached fiduciary duties owed to Starbase and stockholders of Starbase. We are paying the costs of defending this litigation pursuant to indemnification obligations under the merger agreement relating to our acquisition of Starbase. Following a series of motions, the case was dismissed without prejudice on August 20, 2003. On October 28, 2003, a stockholder class action relating to the same matter, Dieterich v. Harrer, et al, Case No. 024-N, was filed against the former directors of Starbase in Chancery Court of the State of Delaware, alleging breach of fiduciary duties by the former directors of Starbase. The lawsuit also named as defendants Borland and several other executive officers of Borland. Subsequently, there were settlement discussions with the plaintiff and a settlement was reached. Under the settlement we agreed to pay $475,000 and actual costs to administer the settlement fund up to a maximum of $25,000, in exchange for dismissal of the action and a full and general release of all claims relating to or concerning the factual and legal allegations in the complaint (with the sole exception of claims by former Starbase shareholders who contend they did not receive the full consideration to which they were entitled from the acquisition by Borland). The settlement was conditioned on certification of the plaintiff class; approval by the Delaware Chancery Court and satisfaction of all other legal requirements. On June 13, 2006, the Chancery Court entered an order finding that the settlement was fair, adequate, and reasonable.

From time to time, we may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS 5, “Accounting for Contingencies” we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These accruals are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable; however, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate accruals for any probable and estimable losses. If an unfavorable ruling were to occur in any of these matters in a particular period, our liquidity and financial condition could be adversely impacted, as well as our results of operations and cash flows.

From time to time we receive notices from third-parties claiming infringement by our products of third-party patent, trademark and other intellectual property rights, disputing royalties, or disputing other commercial arrangements. Regardless of the merit of any such claim, responding to these claims could be time consuming and expensive, and may require us to enter into licensing or royalty agreements which may not be offered or available on terms acceptable to us. If a successful claim is made against us, our business could be materially and adversely affected. We expect that our software products will increasingly be subject to such claims as the number of products and competitors in our industry segment increases, the functionality of products overlap and industry participants become more aggressive in using patents offensively.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves many risks, some of which are beyond our control. The following discussion highlights some of these risks. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or results. If any of these risks actually occur, our business operations or results could be harmed. Risk Factors that have changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2005 are identified with an “*.”

We are in the midst of re-focusing the company on the development and distribution of enterprise software development solutions and divesting our individual software development tools. If we are unable to successfully complete these changes quickly and smoothly, our operating results could be harmed. *

We are undergoing a change from a company that develops and delivers various product lines targeted to multiple individual markets to one that focuses primarily on the development and distribution of enterprise software development solutions. In support of this transformation, we acquired Segue Software, Inc., or Segue, in April 2006 and, in February 2006 we announced our intention to seek a buyer for our IDE products. These changes involve many aspects (each of which involves substantial risks), including:

•	Changes in go-to-market strategy. To achieve revenue growth, we must enhance our enterprise selling capability, increase sales force productivity and generally complete more large revenue, multi-product sales of our ALM solution set. We will also need to further define our roadmaps and generally continue to evolve our ALM offerings to our SDO vision. To do so, we must coordinate the efforts of our marketing, sales, services and research and development organizations to focus on the needs of large enterprises. These tasks are complicated, involve many people and processes, and require consistency and persistence in the market place to be effective. In addition, this “enterprise” go-to-market strategy involves different skills, partners and competencies than the “channel” go-to-market strategy historically used for the IDE products. If we fail to coordinate our efforts and deliver broader value to our customers, we will not satisfy the demands of the large enterprise customers that we are targeting and our revenues will suffer.

•	Changes in our management team. We have undergone a number of significant changes in our management team that include the addition of our new President and Chief Executive Officer in November 2005 and the recent departure of senior executives, including the Chief Financial Officer and General Counsel. We are currently searching for a new Chief Financial Officer and General Counsel. Failure to find suitable candidates for these positions in a timely fashion could hamper our ability to manage and grow our business, successfully meet operational challenges as well as meet our public reporting obligations. As a result of this change in the management team, there is risk that we will be unable to effectively manage the Company during this period of transition, especially in the face of the significant events the Company is managing including the planned IDE divestiture and restructuring plan. As new senior personnel join us and become familiar with our business strategy and systems, their integration could also result in some disruption to our ongoing operations. During this transition in leadership and our business, our customers may decide to defer purchasing or decide not to purchase at all, we may experience employee distraction, or we may see increased competitive pressure as our competitors attempt to use this period of change to their advantage. If we are unable to effectively manage through this transition quickly and effectively, our revenues could be harmed.

•	Changes in our sales organization and sales leadership. The transition to our new business model requires that we focus our sales effort on enterprise customers. To drive these changes, we have made and will continue to make changes throughout our global sales force, particularly in Europe and Japan where productivity has been below expectations. On May 3, 2006, we announced the hiring of a new Vice President of our EMEA operations and combined our APAC and Japan regions under single leadership. While we believe these changes will enhance our leadership in those regions, these efforts may prove unsuccessful in increasing our sales to enterprise customers.

•	Changes in our sales cycles. Sales to large enterprises often involve long and unpredictable sales cycles. As we rely more on selling enterprise solutions, we will also become more dependent on large revenue, multi-product transactions to meet our revenue expectations. Given our relative inexperience in serving enterprise customers and our increased dependency on larger revenue deals with longer sales cycles, we may be unable to accurately forecast revenues derived from these customers. If we fail to accurately forecast revenues, we may not achieve the financial performance that we anticipate, which could harm our business.

•	Changes in our marketing strategy. As part of our transition, we continue to redefine our marketing strategy. Our focus is on increasing lead generation and developing appropriate enterprise-level messaging, all in an effort to provide the necessary tools to our sales organization to sell to the enterprise customer. As an organization, we are relatively new at this. If we are unable to develop effective marketing programs and increase our pipeline of sales opportunities, or if our sales organization in turn is unable to effectively convert leads into customers, our revenues will suffer.

•	Changes in our services organization. On May 3, 2006, we announced a reorganization of our services organization. We have consolidated our consulting services and sales organizations to better focus on customer engagements. We have also combined our technical support organization with our research and development organization to more closely align customer feedback on our products with our development efforts. The implementation of these changes will require careful planning and coordination to ensure we maintain customer satisfaction. In addition, such changes may result in loss of key services personnel. In the event customer satisfaction is harmed or we lose key personnel, our business could be harmed.

There are several other types of risks inherent in our transformation, generally described in the following paragraphs and throughout this document. While we believe that changing the organization to focus on the development and delivery of comprehensive solutions to enterprise customers is critical to growing our business, we may be unable to complete this process smoothly and quickly. If we are unable to manage this change smoothly and quickly, our business, results of operations, financial condition and prospects will be harmed. Additionally, in consideration of expenses associated with our restructuring and with our announced plan to seek a buyer for our IDE products, as well as the resultant changes each will require in our organization, we expect our operating results to be adversely impacted in the third and fourth quarters of 2006.

The potential divestiture of our IDE products is important for the future growth and profitability of our business, and our failure to efficiently divest these products or divest them at all could harm our business.*

The potential divestiture of our IDE products is a significant transaction for us. The IDE products are generally mature products and require less support and maintenance and therefore carry significant product line margins. The go-to-market model for the IDE products, however, has generally required an extensive management, sales and office presence throughout the world, which has been expensive to maintain. The market for our IDE products, particularly JBuilder, has become increasingly commoditized. This is due in part to the overall increase in the utilization of open source software technologies, including the growing popularity of Eclipse – an open source initiative that provides, among other things, development tools, frameworks, and foundational IDE technology at little or no charge. If we are unable to efficiently divest the IDE products or unable to find a buyer at all, we will continue to be subject to these market trends and organizational dynamics, which would make it difficult to grow our business overall.

The IDE products are an integrated part of our overall worldwide operations. The process for divesting the product lines will involve many complicated tasks, including identifying and dedicating personnel to the IDE products, shifting work responsibilities among existing personnel, identifying and separating customer and partner relationships, identifying and separating assets, and identifying and separating intellectual property. In addition, we anticipate the divestiture will require us to provide a series of transition services to the buyer for a period of time, including access to facilities, network connectivity, communications, development systems, IT systems and financial reporting. Any divestiture will thus be difficult, complex and costly to implement, and a failure to implement such divestiture smoothly and efficiently could have a material adverse effect on our business, results of operations and financial condition.

The potential divestiture could have a disruptive effect on our current business. Customers may decide to delay purchases pending the outcome of the divestiture, and competitors may target our installed base of customers to switch to their products. Either of these factors could cause revenues to decline in the short term. In preparation for the divestiture, we have already incurred material expenses and will continue to incur expenses as the divestiture process progresses. We may also incur indemnification obligations for liabilities, losses or expenses arising in connection with the sale of the IDE products. There is no assurance that upon completion of the IDE divestiture we will be able to achieve greater profitability, strengthen our core operations or compete more effectively in existing or new markets. Entering into such a divestiture transaction may entail risks and uncertainties in addition to those which may result from the divestiture related changes to our business, including but not limited to extraordinary transaction costs, unknown indemnification liabilities and unforeseen administrative complications, any of which could result in reduced revenues, increased charges or post-transaction administrative costs or could otherwise have a material adverse effect on our business, results of operations and financial condition.

Furthermore, our failure to complete the divestiture, failure to divest our IDE products on advantageous terms or our inability to successfully implement and execute such divestiture could jeopardize our future growth and profitability. We would be forced to determine whether to attempt to divest the IDE products again, continue to operate the IDE products or explore another strategic alternative. If we try to divest the IDE products at a later time, we would need to expend significant time and resources that would otherwise be used to operate our business and we would likely have to divest the IDE products on terms that could be less favorable to us than the terms we currently anticipate being able to obtain. In addition, we have already begun the process of preparing for the divestiture and separating our ALM and IDE products and operations. If we are unable to complete the divestiture, it may be disruptive to our operations to try to recombine the two product lines.

We may be unable to realize all of the anticipated benefits of the merger with Segue. *

The acquisition of Segue was a significant transaction for us. The acquisition price was approximately $115.9 million in cash, which represented more than half of our cash and short-term investment balances at December 31, 2005. We have made several assumptions regarding cost and revenue synergies for the combined company. On August 9, 2006, we announced we had integrated Segue into our operations, but we still face many challenges in realizing the benefits of the acquisition, including, among other things:

•	persuading employees that the Borland and Segue business cultures are compatible, maintaining morale and retaining key employees, in particular those in sales and software engineering positions;

•	ongoing training of our integrated sales force with regard to each other’s technologies and how to sell them effectively;

•	the necessity of coordinating geographically disparate organizations, systems and facilities;

•	preserving the research and development, collaboration, distribution, marketing, promotion and other important relationships of Borland and Segue, while coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced costs;

•	demonstrating to customers that the acquisition will not result in adverse changes in customer service standards or business focus; and

•	combining product offerings and preventing customers from deferring purchasing decisions or switching to other suppliers due to uncertainty about the direction of our product offerings and our willingness to support and service existing products.

Among the factors considered by our Board of Directors in connection with its approval of the merger agreement with Segue were the opportunities for cost savings from operating efficiencies that could result from the acquisition. We can not be certain that these savings will be realized within the time periods contemplated or that they will be realized at all. If we fail to realize the material anticipated benefits of our acquisition of Segue, our business will be harmed.

Our plans for the restructuring of our company are complex, and our failure to complete the restructuring effectively could adversely effect our business.*

We are attempting to complete the divestiture of our IDE products at substantially the same time we acquired Segue. Both transactions are complex, and carry risks related both to our potential failure to complete the divestiture, and our potential failure to realize the benefits we expect following completion of both transactions. In addition, pursuing such transactions at substantially the same time may entail risks and uncertainties in addition to those which may result from either the acquisition or the divestiture alone, including, but not limited, to extraordinary transaction costs, unknown indemnification liabilities and unforeseen administrative and operational complications, any of which could result in reduced revenues, increased charges or post-transaction administrative costs or could otherwise have a material adverse effect on our business, results of operations and financial condition.

Furthermore, the process of integrating a business and its personnel and selling assets could cause an interruption of, or loss of momentum in, the activities of the company’s business and the distraction of employees or the loss of key personnel. The activities involved are complicated and detailed, and they will put strain on the organization. The diversion of management’s attention and any delays or difficulties encountered in connection with completing the divestiture of our IDE products at substantially the same time we acquired Segue could harm our overall business, results of operations, financial condition or prospects to an even greater extent than either the acquisition or the divestiture alone. There is no guarantee that these transactions will have the anticipated results, or that these transactions will present the advantages that we anticipate towards our goal of becoming a company focused on development and distribution of enterprise software development solutions.

We will need to realign our research and development organization in connection with the acquisition of Segue and the IDE products divestiture.*

We have had a substantial number of new research and development personnel join us through the Segue acquisition, and we will have a substantial number of existing research and development personnel exit the company through the planned IDE divestiture. We also expect to hire a new head of worldwide research and development in the third quarter of 2006. In addition, we may consolidate or close certain research and development locations. These personnel additions and subtractions will occur in different geographical locations around the world and will require a coordinated management and training effort. The changes will also affect the mix of personnel and skills in various engineering locations, which will require an evolution and rationalization of the research and development approach. There are numerous risks inherent in this realignment including the failure of the new leadership to effectively manage through the transition, the potential loss of technical talent, the possibility of disruption or distractions in developing products, delays in shipping products, and the potential for product quality to suffer.

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

We are new at delivering large services projects and our failure to implement systems to manage these projects and meet the requirements of the contract for these large deals may result in delays in recognizing revenue on these projects and thus could harm our margins and adversely affect our results of operations. *

We have recently begun entering into large, complex professional services agreements. We have little prior experience in services engagements of this scale. Our inability to structure and manage services agreements may result in unanticipated changes to the timing of our services revenue. In addition, if we bundle services together with our license agreements, this may also affect the timing of recognizing our license revenue. We will need to implement new systems or upgrade current systems to manage these large, complex services agreements. If we fail to make appropriate changes to our existing systems or if our services agreements lead to unanticipated changes to the timing of revenue recognition, then our results of operations could be harmed.

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

Because competition for qualified technical and management personnel is intense, we may not be able to recruit or retain qualified personnel, which could harm our business.*

We believe our ability to successfully grow and manage our business and to develop new products depends, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled software engineers, sales personnel and management personnel. Competition for qualified technical and management personnel is intense and in particular, the job market in the Silicon Valley is beginning to recover, offering alternate opportunities to employees. In addition, in the past some of our competitors have also utilized their greater resources to provide substantial signing bonuses and other inducements to lure key personnel away from us. We employ a variety of measures to retain our key people, including the grant of stock options, restricted stock and use of promotions and bonuses. However, due to our financial performance in 2005, no bonus payments were made under our incentive compensation plan in the first half of 2005, which has adversely affected employee morale and which may lead to employee turnover. We have made efforts to utilize equity-based compensation as part of an overall retention strategy to retain certain key employees; however, we are not certain that our efforts will succeed, and our failure to attract and retain key personnel could significantly harm our business. If we are unable to recruit and retain quality personnel, our ability to provide competitive products could be harmed. As a result, we may lose customers or may not achieve anticipated sales during a particular period. In addition, the loss of technical talent may result in our being unable to ship new products or product upgrades at the times that we originally planned. If we experience delays in the shipment of new products or product upgrades, we may be unable to achieve anticipated sales during a particular period.

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

Our success is dependent upon our ability to enhance the quality and scalability of our various products, improve the integration and overall functionality of these products as part of our ALM software development solutions, and evolve our ALM solution toward our SDO strategy.

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

We currently have a significant amount of our revenue attributable to our deployment products. These products are mature products and we primarily rely on new sales to existing customers, compliance purchases through customer audits and sales through existing independent software vendors and original equipment manufacturers partners to generate revenue. We have from time to time experienced unexpected weakness and fluctuations in revenue from these products and believe they may be subject to commoditization. Our deployment products are generally based on older standards and technologies, which increasingly are used only in more select industries, networks and applications. We devote little marketing to these products and primarily rely on the effectiveness of the sales force and compliance teams to work with customers and partners to generate sales. There have been many changes in the sales force over the past several quarters, and we anticipate changes will continue to take place over the coming quarters, especially in Europe where we have historically generated a significant amount of revenue from our deployment products. These changes and the activities associated with the acquisition of Segue and the potential divestiture of the IDE products puts pressure on our ability to focus and execute. If we are unable to maintain effective sales programs for our deployment products, or if customers begin to migrate away from our deployment products, our business and results of operation will suffer.

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

A number of factors affecting our revenues make our future results for a particular period difficult to predict, and therefore we may not meet expectations for a particular period. *

We believe that our revenues have the potential to vary significantly from time to time. These variations could cause our stock price to fluctuate significantly. We believe that these variations may result from many factors, including, but not limited to:

•	our limited experience in selling large revenue, multiple-product enterprise solutions;

•	the size and timing of significant orders and their fulfillment;

•	commoditization in our deployment products, or shifting buying patterns of customers of those products;

•	sales force and management transition;

•	product defects that may be discovered from time to time and other product quality problems;

•	our limited sophistication in consistently forecasting revenues across our geographic regions in light of our transition to an enterprise software company;

•	the relative mix of demand for our various products and services, especially in light of our increased focus on our services organization;

•	timing, and any delay in the introduction, of upgrades or localizations to existing products or releases of new products; and

•	changes in pricing policies by us or our competitors.

Our revenues may also be affected in the short term as a result of customers deferring or delaying purchasing decisions. As a result of the foregoing, revenues may be difficult to predict, and any shortfall in revenues for a quarterly period may not be known until late in the quarter. Additionally, our costs, while based on projected revenues, are relatively fixed in the short term. Therefore, if our revenue levels fall below projections, anticipated profitability will suffer. Additionally, the significant demands placed on our organization due to the Segue acquisition and announced IDE product divestiture could adversely affect our ability to accurately forecast costs to our previous tolerances. As a result, we believe that quarterly revenues and operating results will continue to be difficult to forecast, and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of trends or our future performance.

We may need to secure additional funding and may be unable to raise additional capital on favorable terms or at all. *

We are currently operating at a net loss and there can be no assurance as to when we will return to profitability. In order to fund our ongoing operations in future periods it will be necessary for us to achieve profitability, successfully divest our IDE products and/or raise additional capital through debt or equity financings in the near future. We may also require additional capital for strategic purposes or other purposes that we have not contemplated. In the event that we need to seek financing, there can be no assurance that this additional financing will be available, or if available, will be on reasonable terms. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our then current stockholders may be reduced. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit operations in a manner inconsistent with our research and development and sales and marketing plans, which could harm our operating results. As a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2005, we are not currently eligible to register sales of securities on a Form S-3 Registration Statement, which may make it more difficult to complete any financing on a timely basis or at all.

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

We believe that growth in our license revenues will depend on our ability to provide our customers with professional services that support the utilization of our products. This will require establishing stronger relationships with the large systems integrators that have experience implementing enterprise solutions across large organizations. We believe these systems integrators are important to our sales, marketing and support activities with enterprise customers given their access to large enterprises. If successful, we believe that these relationships will expand the distribution of our products. In addition, to succeed in establishing successful relationships with systems integrators, we need to provide services that complement their core service offerings. These professional services include maintenance, architectural consulting, training, education, technical support and project management. We are presently expanding the breadth and depth of our worldwide services organization. If we fail to hire and scale our worldwide services organization properly, and hire talent with the correct skill sets, we may not be able to provide the services that complement the core offerings of these systems integrators. If we are unsuccessful in establishing good relations with large systems integrators, our ability to sell our solutions to large enterprises will be greatly diminished, and as a consequence, our revenues will be harmed.

We may not be able to compete successfully against current and potential competitors.*

Our markets are intensely competitive. In the market for comprehensive software development solutions, we face competition from some of the largest software providers in the world. For example, IBM, Microsoft, Sun Microsystems, BEA Systems, Mercury Interactive (which has agreed to be acquired by Hewlett Packard), Computer Associates and others today provide or have stated they intend to provide more comprehensive enterprise software development and integration solutions. Presently, some of these competitors partner with us to enhance the depth of comprehensive solutions and enhance their reach to our established developer customer base; however, if strategies change and a larger market overlap results, some of these current partners could become more competitive. Many of these competitors have substantially greater financial, management, marketing and technical resources than we have. In addition, many of our competitors have well established relationships with our current and potential customers, extensive knowledge of the market, substantial experience in selling enterprise solutions, strong professional services and technical support offerings and extensive product development, sales and marketing resources. As a result of their greater resources and established relationships, these competitors may be more successful than we are at developing and marketing products and solutions in our markets.

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

Consolidation in our industry or fluctuation in our stock price may impede our ability to compete effectively.*

Consolidation continues to occur among companies that compete in our markets. Additionally, some of the largest software and hardware providers in the world have sought to expand their software and services offerings through acquisitions in the software development, deployment and integration space. For instance, in July 2006, Hewlett Packard announced an agreement to acquire one of our competitors, Mercury Interactive. If these large providers, who have significantly greater financial, management, marketing and technical resources than we have, are successful in increasing their offerings in the software development market, then this will put significant pressure on our business and harm our ability to compete effectively. Additionally, changes resulting from these and other consolidations may harm our competitive position, particularly as certain products, when offered as part of a bundled suite, are offered for free or are given away to sell more hardware, infrastructure components or information technology services.

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

We depend on technologies licensed to us by third-parties, such as Sun Microsystems and Microsoft, and the loss of or inability to maintain these licenses could prevent or delay sales or shipments of certain of our products.

We depend on licenses from third-party suppliers for some elements of our products such as various file libraries. In particular, we depend on technology licenses from Sun Microsystems for certain of our Java products, and we depend on licenses from Microsoft for our Delphi, C++Builder, C#Builder and Borland Developer Studio products. If any of these licenses or other third-party licenses were terminated or were not renewed, or if these third-parties failed to notify us in a timely manner of any new or updated technology, we might not be able to ship such products as planned or provide support for such products, including upgrades. We would then have to seek an alternative to the third-party’s technology and, in some cases, an alternative may not exist. This could result in delays in releasing and/or shipping our products, increased costs by having to secure unfavorable royalty arrangements or reduced functionality of our products, which in turn could substantially reduce our revenues.

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

Failure to manage our international operations could harm our financial results. *

A substantial portion of our revenues is from international sales. International sales accounted for 54% of our revenues during the quarter ended June 30, 2006, with Germany accounting for 9% of our total revenue. In addition, a significant portion of our operations consists of activities outside the United States. We now have research and development facilities in several domestic and international locations, and we currently have a direct sales force in place in approximately twenty countries around the world. We have a complicated corporate structure, and historically have had geographically dispersed operational controls. In particular, we rely on personnel in our international locations to properly account for and manage our international operations, which introduces inherent difficulties in management and control. Given this, we have and may continue to experience difficulty in efficiently and effectively managing our dispersed and complicated organization. As a result, our results of operations may suffer. In addition, we are subject to other risks inherent in doing business internationally, including:

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

We, and our independent registered public accounting firm, have determined that we have material weaknesses in our internal control over financial reporting as of December 31, 2005. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock. *

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. We dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2005 and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation, or any attestation at all, by our independent registered public accounting firm. Additionally, management’s assessment of our internal control over financial reporting may identify deficiencies that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.

As reported in our filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, management identified material weaknesses insofar as we did not maintain effective controls over third-party contractor invoices and contracts and we did not maintain an effective control environment based on the criteria established in Internal Control – Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) with respect to senior management’s role in promoting compliance with policies and procedures and the prevention or detection of the override of our controls. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Because of these material weaknesses, our management concluded that, as of December 31, 2005, we did not maintain effective internal control over financial reporting. As a result, PricewaterhouseCoopers LLP has issued an adverse opinion with respect to our internal control over financial reporting and their report is included in our Annual Report on Form 10-K filed with the SEC on May 2, 2006.

We assign a high priority to the improvement of our internal control over financial reporting. The material weaknesses described above were unremediated as of June 30, 2006. During the quarter ended June 30, 2006, we instituted procedures that require that third-party contractor hours be tracked in a separate system and reconciled with the time recorded on invoices received. We also require new certifications from personnel in our services organization concerning invoicing, billing and customer commitments. In August 2006, we conducted corporate governance training for senior personnel which was attended by our Chief Executive Officer and other senior members of our management team. While we believe the remediation measures have improved the design effectiveness of our internal control over financial reporting, not all of the newly designed controls have operated for a sufficient period of time to demonstrate operating effectiveness. We continue to monitor and assess our remediation activities to ensure that the internal weaknesses discussed above are remediated as soon as possible. Should we, or our independent registered public accounting firm, determine in future fiscal periods that we have failed to remedy such material weaknesses and/or that we have additional material weaknesses in our internal control over financial reporting, the reliability of our financial reports may be impacted, and our results of operations or financial condition may be harmed and the price of our common stock may decline.

We are in the midst of significant changes to our financial reporting and accounting team, which may impact our ability to comply with our financial reporting and accounting obligations.

In the period covered by this report, our financial reporting and accounting team has undergone several personnel changes, including the departure of our Chief Financial Officer and the Vice President of Financial Planning and Analysis. While we believe we have retained qualified individuals on an interim basis to assist us in complying with our financial reporting and accounting obligations as a public company, we have not yet hired replacements to fill these positions and may not be successful in filling these positions in a timely manner. During this transition period, we will have a difficult time in attracting, recruiting and retaining qualified finance personnel until we hire a permanent Chief Financial Officer. If we fail to staff our accounting and finance function adequately or maintain adequate internal controls, we may be unable to report our financial results accurately or in a timely manner and our business and stock price may suffer.

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

Recent changes in accounting for equity compensation could adversely affect our earnings and could require a modification to our equity compensation strategy, which could impact our ability to attract and retain employees. *

We adopted SFAS 123R on January 1, 2006, which requires us to expense stock options in our statement of operations. SFAS 123R applies to all outstanding stock options that are not vested at the effective date and grants of new stock options made subsequent to the effective date. Compensation charges under SFAS 123R are affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. As a result of our adoption of SFAS 123R, our earnings in the three and six months ended June 30, 2006 were reduced by $2.3 million and $4.4 million, respectively, and we estimate it will be substantially more likely that we could experience net losses in future periods as a result of SFAS 123R.

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

From time to time, we have received notices claiming that we have infringed a third-party’s patent or other intellectual property right. We expect that software products in general will increasingly be subject to these claims as the number of products and competitors increase, the functionality of products overlap and as the patenting of software functionality becomes more widespread. Further, the receipt of a notice alleging infringement may require in some situations that a costly opinion of counsel be obtained to prevent an allegation of intentional infringement. Regardless of its merits, responding to any claim can be time consuming and costly and divert the efforts of our technical and management personnel from productive tasks. In the event of a successful claim against us, we may be required to pay significant monetary damages, including treble damages if we are held to have willfully infringed, discontinue the use and sale of the infringing products, expend significant resources to develop non-infringing technology and/or enter into royalty and licensing agreements that might not be offered or be available on acceptable terms. If a successful claim were made against us and we failed to commercially develop or license a substitute technology, our business could be harmed. In addition, we may not have insurance coverage for these types of claims or our insurance coverage for these types of claims may not be adequate.

If we are unable to protect our intellectual property, we may lose valuable assets.

As a software company, our intellectual property rights are among our most valuable assets. We rely on a combination of patent, copyright, trademark, trade secret laws, confidentiality agreements and other contractual arrangements and other methods to protect our intellectual property rights, but these measures may provide only limited protection. The protective steps we have taken may be inadequate to deter misappropriations of our intellectual property rights. In addition, it may be possible for an unauthorized third-party to reverse-engineer or decompile our software products. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights, particularly in certain international markets, making misappropriation of our intellectual property more likely. Litigation may be necessary to protect our intellectual property rights, and such litigation can be time consuming and expensive.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The shares shown as repurchased in the table below were surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards. Below is a summary of these transactions for the three months ended June 30, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Beginning dollar value available to be repurchased as of March 31, 2006				$59,332,237

April 1, 2006 – April 30, 2006 (2)	37,577	$5.03	—	—

May 1, 2006 – May 31, 2006 (3)	256	$5.19	—	—

June 1, 2006 – June 30, 2006 (4)	1,730	$5.29	—	—

Total shares repurchased	39,563	$5.04	—	—

Ending dollar value available to be repurchased under the Discretionary Program as of June 30, 2006 (5)				$59,332,237

(1)	In September 2001, our Board of Directors authorized the use of up to $30.0 million to repurchase shares of our outstanding common stock under a discretionary stock repurchase program (“Discretionary Program”). In February 2004, our Board of Directors authorized an additional $30.0 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on February 4, 2004. In May 2005, our Board of Directors authorized an additional $75.0 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the SEC on May 20, 2005. No shares were repurchased through our Discretionary Program during the three months ended June 30, 2006.
(2)	Includes 37,577 shares of restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards.
(3)	Includes 256 shares of restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards.
(4)	Includes 1,730 shares of restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards.
(5)	Includes $59.3 million available for repurchase under our Discretionary Program. The restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of installments of their restricted stock awards were not under the Discretionary Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of Borland stockholders held on June 5, 2006 at our corporate offices, located at 20450 Stevens Creek Boulevard, Suite 800, Cupertino, California (the “Annual Meeting”). Two matters were submitted to, and approved by, stockholders, as set forth below at the Annual Meeting.

(1)	The following individuals were elected to serve as directors on our Board of Directors:

Nominee:	For	Withheld
Mark Garrett	71,366,746	2,099,529
William K. Hooper	69,293,811	4,172,464
Tod Nielsen	71,349,570	2,116,705
John F. Olsen	69,360,828	4,105,447
Charles J. Robel	70,103,801	3,362,474

There were no broker non-votes as to this proposal.

(2)	Ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.

For	Against	Abstain
71,438,815	2,001,684	25,776

There were no broker non-votes as to this proposal.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

		Incorporated by Reference			Filed Herewith
Exhibit Number	Description of Exhibit	Form	Date	Number
3.1	Restated Certificate of Incorporation of Borland Software Corporation.	10-Q	08/09/05	3.1

3.2	Amended and Restated Bylaws of Borland Software Corporation.	10-Q	08/09/05	3.2

4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/01	1

		Incorporated by Reference			Filed Herewith
Exhibit Number	Description of Exhibit	Form	Date	Number
4.2	Specimen Stock Certificate of Borland Software Corporation.	10-Q	05/13/02	4.1

4.3	Investor Rights Agreement between Borland Software Corporation and Microsoft Corporation, dated as of June 7, 1999.	8-K	07/06/99	4.2(a)

10.88	Employment Agreement between the Company and Michael Sullivan, dated July 5, 2006.	8-K	7/06/06	10.88

10.89	Segue Software Inc. Special Termination and Vesting Plan.	8-K	7/06/06	10.89

10.90	Agreement of Purchase and Sale dated May 30, 2006 between Borland Software Corporation and Fowler Property Acquisitions, LLC.	8-K	6/05/06	10.1

10.91	First Amendment to Agreement of Purchase and Sale dated May 30, 2006 between Borland Software Corporation and Fowler Property Acquisitions, LLC, dated June 30, 2006.	8-K	7/07/06	10.91

10.92	Separation and Mutual Release Agreement between Borland Software Corporation and Timothy J. Stevens, dated June 16, 2006.	8-K	6/19/06	10.1

31.1	Certification of Tod Nielsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

31.2	Certification of Michael F. Sullivan, Principal Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

32.1	Certification of Tod Nielsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

32.2	Certification of Michael F. Sullivan, Principal Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

+	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Borland Software Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

A copy of any exhibit will be furnished (at a reasonable cost) to any stockholder of Borland upon receipt of a written request. Such request should be sent to Borland Software Corporation, 20450 Stevens Creek Boulevard, Suite 800, Cupertino, California 95014, Attention: Investor Relations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of August 2006.

BORLAND SOFTWARE CORPORATION
(Registrant)

/s/ MICHAEL F. SULLIVAN
Michael F. Sullivan
Principal Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Exhibit Number	Description of Exhibit	Form	Date	Number
3.1	Restated Certificate of Incorporation of Borland Software Corporation.	10-Q	08/09/05	3.1

3.2	Amended and Restated Bylaws of Borland Software Corporation.	10-Q	08/09/05	3.2

4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/01	1

4.2	Specimen Stock Certificate of Borland Software Corporation.	10-Q	05/13/02	4.1

4.3	Investor Rights Agreement between Borland Software Corporation and Microsoft Corporation, dated as of June 7, 1999.	8-K	07/06/99	4.2(a)

10.88	Employment Agreement between the Company and Michael Sullivan, dated July 5, 2006.	8-K	7/06/06	10.88

10.89	Segue Software Inc. Special Termination and Vesting Plan.	8-K	7/06/06	10.89

10.90	Agreement of Purchase and Sale dated May 30, 2006 between Borland Software Corporation and Fowler Property Acquisitions, LLC.	8-K	6/05/06	10.1

10.91	First Amendment to Agreement of Purchase and Sale dated May 30, 2006 between Borland Software Corporation and Fowler Property Acquisitions, LLC, dated June 30, 2006.	8-K	7/07/06	10.91

10.92	Separation and Mutual Release Agreement between Borland Software Corporation and Timothy J. Stevens, dated June 16, 2006.	8-K	6/19/06	10.1

31.1	Certification of Tod Nielsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

31.2	Certification of Michael F. Sullivan, Principal Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

32.1	Certification of Tod Nielsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

32.2	Certification of Michael F. Sullivan, Principal Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

+	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Borland Software Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.