Form 10-Q
period 2006-09-30
BORLAND SOFTWARE CORP
filed 2006-11-22
CIK 853273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of October 31, 2006, the most recent practicable date prior to the filing of this report, was 78,382,657.

BORLAND SOFTWARE CORPORATION FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value and share amounts, unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$68,142	$49,075
Short-term investments	366	126,003
Accounts receivable, net of allowances of $6,045 and $7,235, respectively	59,975	54,405
Prepaid expenses	14,393	13,583
Other current assets	2,535	2,287

Total current assets	145,411	245,353

Property and equipment, net	9,231	17,837
Goodwill	253,287	187,337
Intangible assets, net	42,640	3,900
Other non-current assets	7,100	10,103

Total assets	$457,669	$464,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,430	$14,002
Accrued expenses	51,803	40,204
Short-term restructuring	8,529	3,905
Income taxes payable	16,033	17,285
Deferred revenue	59,186	55,470
Other current liabilities	6,547	6,210

Total current liabilities	158,528	137,076

Long-term restructuring	7,134	9,275
Long-term deferred revenues	3,079	1,709
Other long-term liabilities	4,852	4,530

Total liabilities	173,593	152,590

Stockholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $.01 par value; 200,000,000 shares authorized; 78,236,295 and 77,806,793 shares issued and outstanding, respectively	782	778
Additional paid-in capital	654,617	650,947
Accumulated deficit	(269,788)	(228,658)
Deferred compensation	—	(7,191)
Cumulative other comprehensive income	8,933	6,532

	394,544	422,408
Less common stock in treasury at cost, 15,275,899 shares	(110,468)	(110,468)

Total stockholders’ equity	284,076	311,940

Total liabilities and stockholders’ equity	$457,669	$464,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
License and other revenues	$45,701	$39,236	$126,524	$120,959
Service revenues	36,665	28,614	102,364	84,779

Total revenues	82,366	67,850	228,888	205,738

Cost of license and other revenues	1,972	1,515	5,869	6,390
Cost of service revenues	14,210	10,125	41,787	29,084
Amortization of acquired intangibles and other charges	2,119	2,517	4,852	7,550

Cost of revenues	18,301	14,157	52,508	43,024

Gross profit	64,065	53,693	176,380	162,714

Selling, general and administrative	52,518	43,170	149,128	126,432
Research and development	19,968	14,277	53,673	42,975
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges	5,060	1,646	15,356	19,371

Total operating expenses	77,546	59,093	218,157	188,778

Operating loss	(13,481)	(5,400)	(41,777)	(26,064)

Gain on sale of investment	—	—	—	4,680
Gain on sale of fixed assets	1,658	—	1,658	—
Interest and other income (expense), net	(65)	1,317	1,589	3,824

Total other income	1,593	1,317	3,247	8,504

Loss before income taxes	(11,888)	(4,083)	(38,530)	(17,560)
Income tax provision	1,254	1,185	2,600	1,760

Net loss	$(13,142)	$(5,268)	$(41,130)	$(19,320)

Net loss per share:
Net loss per share - basic	$(0.17)	$(0.07)	$(0.54)	$(0.25)

Net loss per share - diluted	$(0.17)	$(0.07)	$(0.54)	$(0.25)

Shares used in computing basic net loss per share	77,263	76,017	76,799	77,937

Shares used in computing diluted net loss per share	77,263	76,017	76,799	77,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net loss	$(13,142)	$(5,268)	$(41,130)	$(19,320)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,053	(430)	2,329	(4,916)
Fair market value adjustment for available-for-sale securities, net of tax	—	(82)	73	(82)

Comprehensive loss	$(12,089)	$(5,780)	$(38,728)	$(24,318)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,130)	$(19,320)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,473	13,182
Stock-based compensation	8,721	—
Acquired in-process research & development charge	4,800	—
Acquired developed technology impairment charge	497	—
Gain on sale of investment	—	(4,680)
Gain on disposal of fixed assets	(1,658)	(6)
Write-off of fixed assets	323	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(274)	12,805
Other assets	4,572	1,232
Accounts payable and accrued expenses	10,533	(2,875)
Income taxes payable	(2,090)	(3,229)
Short-term restructuring	1,907	2,751
Deferred revenues	(6,073)	749
Long-term restructuring	(2,305)	8,450
Other liabilities	(1,290)	113

Cash provided by (used in) operating activities	(14,994)	9,172

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,887)	(5,790)
Proceeds from sale of fixed assets	11,015
Acquisition of TeraQuest, net of cash acquired	—	(4,436)
Acquisition of Segue Software, net of cash acquired	(102,457)	—
Acquisition of developed technology	(497)	—
Proceeds from the sale of an investment	—	4,680
Purchases of short-term investments	—	(264,378)
Sales and maturities of short-term investments	125,672	282,206

Cash provided by investing activities	29,846	12,282

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock options, net	2,817	3,922
Repurchase of common stock	—	(35,172)

Cash provided by (used in) financing activities	2,817	(31,250)

Effect of exchange rate changes on cash	1,398	(4,400)
Net change in cash and cash equivalents	19,067	(14,196)
Beginning cash and cash equivalents	49,075	76,432

Ending cash and cash equivalents	$68,142	$62,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying Borland Software Corporation (“Borland”) condensed consolidated financial statements at September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of Borland’s financial position at September 30, 2006 and December 31, 2005, its results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. Certain prior period amounts have been reclassified in order to be consistent with current financial statement presentation. These reclassifications had no impact on previously reported net income or cash flows.

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

NOTE 2. STOCK-BASED COMPENSATION

General

Our employee stock incentive plans are long-term retention plans that are intended to attract, retain and provide incentives for talented employees, including officers and non-employee directors, and to align stockholder and employee interests. We believe our employee stock incentive plans are critical to our operation and productivity. Our employee stock incentive plans allow us to grant, on a discretionary basis, both incentive stock options and non-qualified stock options, as well as restricted stock and stock bonuses.

Employee Stock Incentive Plans

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

Employee Stock Purchase Plan

Our 1999 Employee Stock Purchase Plan, or “ESPP,” allows eligible employees to purchase shares at 85% of the lower of the fair value of the common stock at the beginning of the offering period or the fair value on the purchase date as reported by the NASDAQ Global Market. There are two half-year offering periods that begin on or about December 1 and June 1 of each year. Our ESPP is deemed to be compensatory, and therefore, ESPP expenses under SFAS 123R have been included in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006.

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

Stock-Based Compensation Expense

On January 1, 2006, we adopted SFAS 123R, “Share-Based Payment,” or SFAS 123R, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS 123R, consistent with that used for pro forma disclosures under SFAS 123, “Accounting for Stock-Based Compensation.” We have elected to use the modified prospective transition method as permitted by SFAS 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. Beginning in fiscal 2006, the modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS 123. Our deferred compensation balance of $7.2 million as of December 31, 2005, which was accounted for under APB 25, was reclassified into our additional paid-in-capital upon the adoption of SFAS 123R. We have recorded an additional $2.2 million and $6.6 million of stock-based compensation expense during the three and nine months ended September 30, 2006, respectively, as a result of the adoption of SFAS 123R, which had the effect of reducing our earnings per share by $0.03 and $0.09 in the three and nine months ended September 30, 2006, respectively.

No stock-based compensation costs were capitalized as part of the cost of an asset as of September 30, 2006. As of September 30, 2006, total unrecognized stock-based compensation costs related to stock options, employee stock purchase plan and restricted stock amounted to $12.5 million, net of estimated forfeitures. Unvested stock-based compensation costs will be recognized as the underlying stock option or restricted stock vests over a period of up to 5 years. At September 30, 2006, our outstanding options had a weighted average remaining contractual term of 7.33 years. At September 30, 2006, our unrecognized stock-based compensation costs related to restricted stock amounted to $4.7 million, of which $0.7 million is expected to be amortized in the fourth quarter of 2006, $2.6 million in 2007 and $1.4 million thereafter. The amount of unrecognized stock-based compensation will be affected by any future stock option or restricted stock grants and by restructuring activities that include the termination of any employee that has received stock option or restricted stock grants that are unvested as of their termination date.

Based on our historical experience of pre-vesting option cancellations, we have assumed an annualized forfeiture rate of approximately 2% for our options granted to executive officers and 17% for our options granted to non-executive officers. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

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

The assumptions used to value option grants for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Expected life	5.05 years	4.02 years	5.05 years	4.02 years
Risk-free interest rate	4.71%	4.04%	4.71%	3.93%
Volatility	47.50%	54.00%	47.50%	54.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%

The assumptions used to value employee stock purchase rights for the three and nine months ended September 30, 2006 and September 30, 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Expected life	6 months	6 months	6 months	6 months
Risk-free interest rate	4.32%	3.44%	4.32%	3.30%
Volatility	38.00%	46.00%	38.00%	46.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

Total stock-based compensation recognized in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 is as follows (in thousands):

	Three Months Ended September 30, 2006
	Stock Options	Employee Stock Purchase Rights	Restricted Stock	Total
Cost of service revenues	$42	$19	$44	$105
Selling, general and administrative	1,426	190	455	2,071
Research and development	427	117	88	632

Total	$1,895	$326	$587	$2,808

	Nine Months Ended September 30, 2006
	Stock Options	Employee Stock Purchase Rights	Restricted Stock	Total
Cost of service revenues	$129	$75	$150	$354
Selling, general and administrative	4,141	675	1,814	6,630
Research and development	1,148	428	161	1,737

Total	$5,418	$1,178	$2,125	$8,721

Additional expenses recorded in our Condensed Consolidated Statements of Operations as a result of our adoption of SFAS 123R on January 1, 2006 include stock option and employee stock purchase rights in the stock-based compensation tables above.

The following table illustrates the effect on net income after taxes and net income per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and nine months ended September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss:
As reported	$(5,268)	$(19,320)
Stock compensation adjustment - intrinsic value	140	373
Stock compensation expense - fair value, net of tax effect	(3,295)	(11,829)

Pro forma net loss	$(8,423)	$(30,776)

Net loss per share:
As reported - basic	$(0.07)	$(0.25)
As reported - diluted	$(0.07)	$(0.25)
Pro forma - basic	$(0.11)	$(0.40)
Pro forma - diluted	$(0.11)	$(0.40)

We have also granted restricted stock to certain employees with a cash purchase price less than the closing market price of the underlying stock on the date of grant. Our restricted common stock awards generally vest over two to five years from the date of grant based on continued service and other performance factors. Restricted stock granted to our Chief Executive Officer may vest early upon achievement of corporate performance targets established by the Compensation Committee of the Board of Directors, in accordance with his employment contract. We recorded as deferred compensation within stockholders’ equity the aggregate amount by which the closing price of our common stock on the date of grant exceeded the cash purchase price of the restricted common stock. Deferred compensation associated with these grants is amortized to operating expenses over the respective vesting term.

General Stock Option and Restricted Stock Information

The following table sets forth a summary of stock option and restricted stock activity under our stock option programs for the nine months ended September 30, 2006:

	Equity Awards Available for Grant	Unvested Restricted Stock Outstanding	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2005	5,201,356	1,310,291	16,030,710	$9.23
Granted	(2,629,050)	212,500	2,416,550	$5.52
Exercised	—	—	(186,412)	$5.11
Cancelled - options	3,198,081	—	(3,198,081)	$10.09
Cancelled - restricted stock	255,686	(264,953)	—	—
Expired	(358,291)	—	—	—
Surrendered for tax obligations	109,574	(109,574)	—	—
Vested	—	(229,479)	—	—

Balance at September 30, 2006	5,777,356	918,785	15,062,767	$8.50

The weighted-average fair value of restricted stock granted during the nine months ended September 30, 2006 was $5.60. The weighted-average fair value of options granted during the three months ended September 30, 2006 and 2005 was $2.58 and $3.62, respectively. The weighted-average fair value of options granted during the nine months ended September 30, 2006 and 2005 was $2.61 and $4.10, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $0.1 million and $0.2 million, respectively, and the fair value of restricted stock vested during the three and nine months ended September 30, 2006 was $0.6 million and $2.1 million, respectively.

Information regarding the stock options outstanding at September 30, 2006 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
		(in years)
$3.50 - $ 5.66	3,849,538	7.42	$5.30	1,623,745	$5.27
$5.67 - $ 6.42	3,773,991	8.60	$6.11	1,394,932	$5.83
$6.44 - $ 9.25	3,509,526	7.25	$8.43	3,435,575	$8.44
$9.30 - $ 12.70	3,052,245	6.75	$10.95	3,052,245	$10.95
$12.72 - $ 714.22	877,467	3.90	$24.63	877,467	$24.63

$3.50 - $ 714.22	15,062,767	7.33	$8.50	10,383,964	$9.70

The weighted-average remaining contractual life for all exercisable stock options at September 30, 2006 was 6.44 years. As of September 30, 2006, the aggregated intrinsic value of our options outstanding was $0.6 million and the aggregated intrinsic value of our options exercisable was $0.4 million.

NOTE 3. NET INCOME (LOSS) PER SHARE

We compute net income (loss) per share in accordance with SFAS 128, “Earnings per Share.” Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares, which consist of incremental shares issuable upon exercise of stock options and unvested restricted stock, are included in diluted net income per share, in periods in which net income is reported, to the extent such shares are dilutive. Diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2006 and 2005 due to our net losses in those periods.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Numerator:
Net loss	$(13,142)	$(5,268)	$(41,130)	$(19,320)
Denominator:
Denominator for basic net loss per share - weighted average shares	77,263	76,017	76,799	77,937
Effect of dilutive securities:
Employee stock options	—	—	—	—
Restricted common shares	—	—	—	—

Denominator for diluted net loss per share - weighted-average shares and assumed conversions	77,263	76,017	76,799	77,937

Net loss per share attributable to common stockholders:
Net loss per share - basic	$(0.17)	$(0.07)	$(0.54)	$(0.25)

Net loss per share - diluted	$(0.17)	$(0.07)	$(0.54)	$(0.25)

The diluted net loss per share calculation for the three months ended September 30, 2006 and 2005, excludes options to purchase 15.6 million and 14.2 million shares of common stock, respectively, and 83,000 and 248,000 weighted unvested restricted common shares, respectively, due to our net loss in those periods.

The diluted net loss per share calculation for the nine months ended September 30, 2006 and 2005, excludes options to purchase 15.9 million and 13.9 million shares of common stock, respectively, and 360,000 and 253,000 weighted unvested restricted common shares, respectively, due to our net loss in those periods.

NOTE 4. SALE OF BUILDINGS

In August 2006, we completed the sale of two office buildings, located at 1700 and 1800 Green Hills Road in Scotts Valley, California, consisting of approximately 136,000 square feet of space. The agreement includes a lease arrangement that allows the Company to occupy a portion of the 1800 Green Hills Road building (approximately 33,000 square feet of space) through December 21, 2006 with two options to extend the lease for an additional three months. The Company has elected not to extend the lease arrangement and will exit the facility by the end of 2006. The sale resulted in proceeds of $11.1 million net of related transaction fees. The transaction was accounted for as a sale of long-lived assets in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and Statement of Financial Accounting Standard No. 28, Accounting for Sales with Leasebacks. As of the date of sale, the buildings had a carrying value of $9.4 million and the transaction resulted in a pre-tax gain of approximately $1.7 million. In accordance with SFAS No. 13, the leaseback does not meet the criteria for classification as a capital lease; hence, it is classified as an operating lease. Under SFAS No. 28, gains on transactions qualifying as sale and leaseback are recognized based on the degree to which the seller-lessee retains the right to use the real estate through the leaseback arrangement. When the seller-lessee retains substantially all the use of the property, the gain on the sale transaction up to the present value of the lease payments is required to be deferred and amortized over the lease term. When the seller-lessee retains only a minor part of the use of the property, the transaction is accounted for based on the separate terms of the sale and leaseback. The Company considered the leaseback arrangement to be “minor “, since the leaseback arrangement resulted in a rent obligation of only four months. Accordingly, the entire gain was recorded upon completion of the sale.

NOTE 5. ACQUISITIONS

Segue Software, Inc.

On April 19, 2006, we completed the acquisition of Segue Software, Inc., or Segue, pursuant to an Agreement and Plan of Merger, dated as of February 7, 2006, or the Merger Agreement. Segue is now a wholly-owned subsidiary of Borland. Segue was headquartered in Lexington, Massachusetts, and is a provider of quality and testing solutions. Segue offers solutions that define, measure, manage and improve software quality throughout the entire application lifecycle. The acquisition of Segue is expected to complement and improve our product offerings. Under the terms of the Merger Agreement, we paid $8.67 per share in cash for all outstanding shares of Segue. The purchase price was approximately $115.9 million and consisted of fixed consideration of $105.4 million in cash used to purchase all of Segue's outstanding common shares, $8.1 million in cash paid to eligible Segue employees who held vested common stock options on the closing date of the acquisition and $2.5 million of direct acquisition-related costs. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition, including identifiable intangible assets, with the remaining amount being classified as goodwill. Additionally, we expect to pay contingent consideration through 2009 of up to a maximum of $1.3 million, of which a total of $ 0.3 has been paid, including $0.2 million which was paid in the third quarter of 2006, to eligible former Segue employees who held unvested common stock options on the closing date of the acquisition and were retained as Borland employees. The contingent consideration is based upon continued employment with Borland and paid in accordance with the vesting schedules of the original Segue common stock options. This contingent consideration is recognized as compensation expense in the periods when it is earned and paid. Cash acquired in the acquisition was $13.5 million. The results of operations for Segue have been included in our consolidated financial statements from the date of acquisition. The acquisition was accounted for as a purchase and the total purchase price was recorded as follows (in thousands):

Cash paid for outstanding common shares	$105,358
Cash paid for outstanding vested common stock options	8,130
Direct transaction costs	2,451

Total purchase price	$115,939

Based upon the purchase price of the acquisition, the purchase price allocation is as follows (in thousands):

Current assets and other tangible assets:
Cash and short-term investments	$13,482
Accounts receivable	4,199
Other current assets	1,210
Property and equipment	902
Deferred tax assets	17,835
Goodwill	65,528
Amortizable intangible assets:
Developed technology	23,400
In-process research and development	4,800
Customer relationships	7,500
Trademarks	1,000
Non-compete agreements	300
Maintenance agreements	11,300

Total assets acquired	151,456

Liabilities assumed:
Deferred revenues	(9,042)
Current liabilities	(7,276)
Deferred tax liabilities	(17,835)
Other long-term liabilities	(1,364)

Net assets acquired	$115,939

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

Additionally, subsequent to the completion of the acquisition, options to purchase approximately 843,000 shares of common stock pursuant to our 2003 Supplemental Stock Option Plan were issued to Segue employees who became our employees. These options will vest over a four year period.

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

(in thousands, except per share data)	Nine Months Ended September 30,
	2006	2005
Total revenues	$239,049	$231,531
Net loss	$(52,041)	$(31,961)

Net loss per share:
Net loss per share—basic	$(0.67)	$(0.41)
Net loss per share—diluted	$(0.67)	$(0.41)

Legadero

On October 3, 2005, we completed the acquisition of privately held Legadero Software, Inc., or Legadero. Legadero was a Texas-based provider of IT management and governance solutions for software development and delivery and was acquired to complement our existing Application Lifecycle Management, or ALM, products and services. The purchase price consisted of fixed consideration of $7.5 million in cash plus contingent consideration of $5.4 million for retention payments to be earned through the continued employment of certain key employees. This contingent consideration was placed in escrow and will vest and be paid over a two-year period or earlier under certain circumstances and will be recognized as compensation expense in the period earned. At September 30, 2006, $4.6 million of unearned contingent consideration remained in escrow. In addition, we incurred $0.1 million of acquisition-related costs. Cash acquired in the acquisition was $0.3 million. Results of operations for Legadero have been included in our consolidated financial statements from the date of acquisition. The acquisition was accounted for as a purchase and the total purchase price was recorded as follows (in thousands):

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

Additionally, subsequent to the completion of the acquisition, options to purchase approximately 378,000 shares of common stock with a vesting period of four years were issued to Legadero employees who became our employees pursuant to our 2003 Supplemental Stock Option Plan.

TeraQuest Metrics, Inc.

On January 7, 2005, we completed the acquisition of privately held TeraQuest Metrics, Inc., or TeraQuest. TeraQuest was a Texas-based consulting firm focusing on software improvement, quality assurance and risk management for corporate and government software organizations and is now part of our process optimization practice.

The purchase price consisted of fixed consideration of $5.4 million in cash and $0.5 million of acquisition-related costs. Contingent consideration includes cash retention payments of $1.3 million to be earned through the continued employment of certain key employees. This contingent consideration was placed in escrow and will vest and be paid over a two-year period or earlier under certain circumstances and will be recognized as compensation expense in the period earned. At September 30, 2006, $0.6 million of unearned contingent consideration remained in escrow. Results of operations for TeraQuest have been included in our consolidated financial statements from the date of acquisition. The acquisition was accounted for as a purchase and the total purchase price was recorded as follows (in thousands):

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

In addition, $0.9 million of restricted stock, which vests over a four-year period, was issued to certain TeraQuest employees who became our employees subsequent to the closing of the acquisition.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance as of December 31, 2005	$187,337
Acquisition of Segue	65,528
Adjustments to initial purchase accounting	422

Balance as of September 30, 2006	$253,287

The initial purchase price allocation for the Segue acquisition resulted in $65.5 million of goodwill. The adjustments to goodwill during the nine months ended September 30, 2006 were primarily due to fluctuations in foreign currency exchange rates.

The following tables summarize our intangible assets, net (in thousands):

	September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$56,520	$(33,521)	$22,999
Maintenance agreements	11,300	(717)	10,583
Trade names and trademarks	9,400	(8,444)	956
Customer relationships	9,021	(1,131)	7,890
Other	5,499	(5,287)	212

	$91,740	$(49,100)	$42,640

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$33,120	$(30,566)	$2,554
Trade names and trademarks	8,400	(8,215)	185
Customer relationships	1,521	(446)	1,075
Other	5,199	(5,113)	86

	$48,240	$(44,340)	$3,900

During the first quarter of 2006, we recorded an intangible asset of $0.5 million associated with the purchase of developed technology. Certain key employees departed during the second quarter of 2006 and, as a result, we recorded a $0.5 million impairment charge to acquired developed technology in the second quarter of 2006.

The intangible assets are all amortizable and have original estimated useful lives as follows: acquired developed technology—2 to 6 years; maintenance agreements—7 years; trade names and trademarks—4 years; customer relationships—7 years; other—1 to 3 years. Based on the current amount of intangibles subject to amortization, the estimated future amortization expense related to our intangible assets at September 30, 2006 is as follows (in thousands):

Future Amortization
2006 (3 months)	$2,278
2007	8,858
2008	8,468
2009	7,818
2010	6,465
Thereafter	8,753

Total	$42,640

NOTE 7. RESTRUCTURING

We account for our restructuring activities in accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS 112, “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statement No. 5 and 43,” and SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” as applicable.

On April 27, 2006, our management announced their commitment to restructuring actions involving organizational and operational changes around the recent Segue acquisition and in response to our previous efforts to seek a buyer for our integrated development environment, or IDE, products. These changes include the closure of certain facilities, layoffs of redundant workforce and the overall streamlining of our sales, services, general and administrative, and research and development operations. We intended to reduce our workforce by approximately 300 employees, or approximately 20 percent of our regular full-time staff as of April 2006. We currently estimate that the total costs to be incurred in connection with these restructuring actions will be approximately $8 million to $10 million, although the actual amount may vary depending on the final scope of our restructuring plan. Of the estimated restructuring expense, $3.4 million and $3.9 million was recognized in the second quarter and third quarter of 2006, respectively, and the balance will be recognized in the fourth quarter of 2006. Substantially all these restructuring costs will require the outlay of cash, although the timing of lease payments relating to leased facilities will be unchanged by the restructuring action.

The following table summarizes our restructuring expenses for the quarter ended September 30, 2006 (amounts in thousands):

	Facilities	Severance and Benefits	Other	Total
Restructuring expenses	$1,416	$2,079	$472	$3,967
Reversal of prior restructuring expenses	—	(96)	—	(96)

	$1,416	$1,983	$472	$3,871

Facilities costs include expenses associated with the closure of excess facilities in the United States, Japan, China, Finland and Italy. Severance and benefits costs in the third quarter of 2006 include expenses associated with headcount reductions of 97 employees. Other costs include expenses for legal and other fees associated with our restructuring activities. The reversals of prior restructuring expenses are a result of changes to our severance and benefits estimates we originally made during our restructuring activities during 2005 and the second quarter of 2006.

The following table summarizes our restructuring accrual activity for the first three quarters of 2006 (amounts in thousands):

	Facilities	Severance and Benefits	Other	Total
Accrual at December 31, 2005	$12,684	$192	$304	$13,180
Cash paid and write-offs	(858)	(14)	—	(872)
Reversal of previous restructuring	—	(68)	—	(68)

Accrual at March 31, 2006	11,826	110	304	12,240
Cash paid and write-offs	(1,070)	(1,579)	(547)	(3,196)
Acquired from Segue	542	3,507	—	4,049
Q2 2006 restructuring	236	2,608	529	3,373

Accrual at June 30, 2006	11,534	4,646	286	16,466
Q3 2006 restructuring	1,416	2,079	472	3,967
Cash paid and write-offs	(1,182)	(3,004)	(584)	(4,770)

Accrual at September 30, 2006	$11,768	$3,721	$174	$15,663

Of the $15.7 million in our restructuring accrual at September 30, 2006, $8.6 million was classified as short-term and $7.1 million was classified as long-term. Our long-term restructuring accrual is comprised of $6.8 million for the lease obligations for excess capacity at our Scotts Valley, California facility, and $0.3 million for lease obligations for excess capacity at various other facilities in the United States and abroad.

During the three and nine months ended September 30, 2006, we paid $0.9 million and $2.8 million, respectively, related to restructured facility operating leases. During the three and nine months ended September 30, 2006 we paid $3.0 million and $4.6 million, respectively, related to accrued severance and benefits. Additionally, during the nine months ended September 30, 2006 we reversed $0.4 million of accrued severance and benefits and other expenses due to changes to our estimates we originally made during our restructuring actions in 2005.

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

NOTE 8. GAIN ON SALE OF INVESTMENT

In March 2005, we sold an equity investment in privately held Trolltech A.S. that was previously determined to be impaired and written-off in fiscal 2002. We recognized a gain of $4.7 million in the nine months ended September 30, 2005 on this transaction.

NOTE 9. INCOME TAXES

For the three months ended September 30, 2006 and 2005, we recorded income tax expense of $1.3 million and $1.2 million, respectively. For the nine months ended September 30, 2006 and 2005, we recorded income tax expense of $2.6 million and $1.8 million, respectively. Our non-U.S. income tax provision is based on our estimated annualized foreign effective tax rate plus foreign income withholding taxes actually incurred. Our U.S. tax is based on our actual results for the quarter ended September 30, 2006. In the year ago periods, our tax provision was based on our operating results for those periods together with foreign income tax withholding taxes actually incurred.

The effective tax rates for the quarters ended September 30, 2006 and 2005 differ from statutory tax rates principally because of the tax effect of non deductible amortization due to acquisition accounting, and because we did not fully benefit from the operating losses principally in the United States and we incurred income tax in a number of foreign jurisdictions. For the nine months ended September 30, 2006, we recorded a benefit of $0.9 million for the closure of a foreign income tax audit and similarly took a $0.7 million benefit for the closure of a foreign tax audit and a $0.5 million benefit for the refund of a foreign tax in the nine months ended September 30, 2005. Effective this quarter, for current and all prior years, we will provide U.S. taxes on the unremitted earnings of our subsidiaries.

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

No shares were repurchased through our Discretionary Program during the nine months ended September 30, 2006. The Discretionary Program is currently in effect and at September 30, 2006, $59.3 million remains authorized for future repurchases. The Company has no immediate plans for additional repurchase of shares in the fourth quarter of 2006 or early 2007.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Indemnification Obligations and Guarantees

The following is a summary of our agreements that we have determined are within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” some of which are specifically grandfathered in because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2006, except as noted below.

We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. In connection with certain previous acquisitions, we have assumed the acquired entity's obligations to indemnify its directors and officers prior to the closing of the respective acquisition. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that in certain circumstances enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.

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

Leases

We lease certain of our office and operating facilities and certain furniture and equipment under various operating leases. In addition, in December 2003, we entered into a five year lease for a facility in Tokyo, Japan, which is classified as a capital lease in accordance with SFAS 13 “Accounting for Leases.” We recorded an obligation of $0.8 million at the time we entered into the capital lease and at September 30, 2006 we had a total obligation of $0.3 million remaining. Additionally, we acquired a capital lease in connection with our acquisition of Segue for leasehold improvements on a facility in Austria. At September 30, 2006 the obligation amounted to $0.2 million which is payable through 2011.

Our operating leases expire at various times through 2021. At September 30, 2006, future minimum lease and sublease payments under non-cancelable leases and subleases and future minimum lease and sublease income under non-cancelable leases and subleases were as follows (in thousands):

	Remainder of 2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$3,259	$12,018	$7,886	$6,975	$5,620	$20,835	$56,593
Restructured operating leases	1,305	4,666	2,676	2,610	652	—	11,909
Capital lease	45	325	41	43	41	—	495

Gross commitments	4,609	17,009	10,603	9,628	6,313	20,835	68,997
Sublease income	(207)	(499)	(219)	—	—	—	(925)

Net commitments	$4,402	$16,510	$10,384	$9,628	$6,313	$20,835	$68,072

Rent expense, net, for all operating leases was $3.2 million and $9.3 million for the three and nine months ended September 30, 2006, respectively, and was $2.4 million and $8.5 million for the three and nine months ended September 30, 2005, respectively.

The restructuring-related operating leases above represent total lease commitments that are not associated with continuing operations and include facilities we vacated or partially exited located in California, Massachusetts, North Carolina, Australia, New Zealand, Korea and Japan.

Litigation

On March 30, 2005, Rich Knudsen, a former employee of the company, filed a complaint in the Superior Court for Santa Cruz County, California (Case No. CV151237). Mr. Knudsen alleges that we failed to pay him commissions out of a transaction with one of our customers. The complaint alleges causes of action against the company for fraud, breach of contract, unpaid wages, unfair business practices under the California Business and Professions Code and breach of the implied covenant of good faith and fair dealing, which has been amended to include a claim for wrongful termination in violation of public policy. On February 28, 2006, we filed a cross-complaint against Mr. Knudsen based upon his conduct at the time of his employment termination. The cross-complaint alleges causes of action against Mr. Knudsen for breach of contract, breach of the covenant of good faith and fair dealing, conversion and trespass to personal property. Mr. Knudsen also filed a complaint with the United States Department of Labor, Occupational Safety and Health Administration (“OSHA”), alleging discriminatory employment practices under the Sarbanes-Oxley Act of 2002 (the “Act”), claiming that he made protected complaints under the Act, and that his employment was terminated as a result. The OSHA investigation is ongoing.

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

Service Commitments

We have commitments regarding an outsourcing arrangement for portions of our information technology operations. The committed expenditures average $5.2 million per year from November 2004 through November 2014. We can terminate this contract with or without cause upon payment of a termination fee, the maximum amount of which is $1.3 million at September 30, 2006, declining to $0.5 million in the final year of the contract. These amounts are not included in the operating lease commitments table above.

NOTE 12. REPORTABLE SEGMENT

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we operate in one reportable industry segment. We market our products in the United States and in foreign countries through our sales personnel and our subsidiaries. The Chief Executive Officer is our Chief Operating Decision Maker, or CODM, as defined by SFAS No. 131. The CODM evaluates resource allocation decisions and operational performance based upon revenue by geographic regions. Under SFAS No. 131, we have one reportable segment as our three geographic operating regions can be aggregated into one reportable segment. Our three geographic regions include the Americas region, the Europe, Middle East and Africa, or EMEA, region and our Asia Pacific, or APAC, region. Our Americas operations include our activities in the United States as well as subsidiaries and branch offices in Brazil and Canada. Our Europe, Middle East and Africa operations include activities of our subsidiaries and branch offices in Austria, Finland, France, Germany, Ireland, Italy, Netherlands, Russia, Spain, Sweden and the United Kingdom. Our Asia Pacific operations include activities of our subsidiaries and branch offices in Australia, China, Hong Kong, India, Japan, Korea, New Zealand, Singapore and Taiwan.

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently in the process of evaluating the impact of SFAS No. 157 on our financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (or “SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

There are two widely recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” and “iron curtain” methods. The roll-over method, the method we use, focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. Because the focus is on the income statement, the roll-over method can lead to the accumulation of misstatements in the balance sheet that may be immaterial to the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting for the accumulated misstatement as of the balance sheet date, essentially correcting the balance sheet with less emphasis on the reversing effects of prior year errors on the income statements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements under both the roll-over and iron curtain methods. This framework is referred to as the “dual approach.”

SAB 108 permits us to initially apply its provisions either by restating prior financial statements as if the dual approach had always been used or recording the cumulative effect of initially applying the dual approach as adjustments to the balance sheet as of January 1, 2006 with an offsetting adjustment recorded to retained earnings. Use of the cumulative effect transition method is not permitted to be used for otherwise immaterial misstatements that may be identified by a company and requires such immaterial misstatements to be recorded in current period earnings. We are completing our analysis under the “dual approach” and will adopt SAB 108 as of December 31, 2006 and initially apply its provisions using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006.

While we have not yet completed our analysis, upon adoption of SAB 108, we expect to record an adjustment of approximately $8 million to decrease our other accrued liabilities and deferred revenue for previously uncorrected immaterial errors which arose and accumulated to $8 million in periods prior to December 31, 2000. We also expect to record an adjustment of approximately $800,000 to increase additional paid in capital for immaterial clerical errors related to accounting for stock options associated with stock option grants during the period from 1999 to 2004. The corresponding transition adjustment will be an increase to retained earnings of $7.2 million. The correction of these errors is not reflected in the accompanying financial statements. Although we do not expect the transition adjustment amount to be significantly different, the final amount of our transition adjustment may change upon completion of our analysis which will include, an evaluation of the possibility of further stock option accounting adjustments associated with grants prior to January 1, 1999.

In July 2006, the FASB issued FASB Interpretation 48, or FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements made throughout this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements and, accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. These forward-looking statements may relate to, but are not limited to, revenues, composition of revenues, cash flows, earnings, margins, costs, expenses, strategy, research and development, customer service and relationships, demand for our products, market and technological trends in the software industry, licenses, developments in technology, separation of business relating to certain assets, effects of and timeframe for company restructurings, product quality, competition, sales, cash resources, utilization of cash resources, personnel, acquisitions, interest rates, foreign currency exchange rates and various economic and business trends. Generally, you can identify forward-looking statements by the use of words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “goal,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue” and similar expressions or the negative or other variations thereof. These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described under “Risk Factors” and elsewhere in this report, as well as in our other filings with the SEC or in materials incorporated by reference herein or therein. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements and have a material adverse effect on our business, results of operations and financial condition. New factors may emerge from time to time, and it may not be possible for us to predict new factors, nor can we assess the potential effect of any new factors on us.

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

On August 9, 2006, we announced that we had integrated Segue into our operations. Specifically, we have integrated personnel in geographically disparate locations, consolidated our corporate and administrative functions, coordinated our sales and marketing efforts and are consolidating our research and development operations. Our early integration efforts have provided us with the opportunity to enter into a number of significant contracts based on our ability to incorporate Segue's products and offerings into our existing solution set.

In the first quarter of 2006, we announced our plans to seek a buyer for our IDE products. We have not been successful in locating an acceptable buyer for the IDE product line. In November 2006, we decided to retain the IDE assets and take steps to operate this part of our business as a distinct unit. While we are in the process of determining how to structure and implement this separation, our goals will include establishing a management body that will be responsible for running the business related to the IDE products in a manner that will be largely independent from the rest of our business.

Additionally, we have made organizational and operational changes around the recent Segue acquisition and in response to our previous efforts to seek a buyer for our IDE products, and such changes are consistent with our plans to now retain the IDE products and operate the business relating to such products as a distinct unit. We will continue to make further changes in the fourth quarter of 2006. These changes include the closure of certain facilities, layoffs of redundant workforce and the overall streamlining of our sales, services, general and administrative, and research and development operations.

We began to implement our restructuring efforts on May 3, 2006 with notifications to affected employees and we believe that additional personnel changes may be required as part of these restructuring efforts beyond our earlier estimated completion date of July 2006 and through the fourth quarter of 2006. Now that we have decided to retain our IDE assets, we will probably decide to make additional changes which may occur into early 2007. While we have been able to reduce costs relating to ALM products and services, we have, on the other hand, incurred additional unanticipated costs for compliance and employee turnover which may adversely impact our operating results. We will continue efforts to significantly reduce costs in the future. Our goal for these changes is to enhance our strategic focus on ALM, drive revenue growth, implement an effective structure for the IDE products, reduce costs and increase shareholder value.

The following is a summary of our key financial results for the three and nine months ended September 30, 2006:

•	Total revenues increased 21% to $82 million for the three months ended September 30, 2006 from $68 million for the three months ended September 30, 2005 and increased 11% to $229 million for the nine months ended September 30, 2006 from $206 million for the nine months ended September 30, 2005.

•	License and other revenues increased 16% to $46 million for the three months ended September 30, 2006 from $39 million for the three months ended September 30, 2005 and increased 5% to $127 million for the nine months ended September 30, 2006 from $121 million for the nine months ended September 30, 2005.

•	Service revenues increased 28% to $37 million for the three months ended September 30, 2006 from $29 million for the three months ended September 30, 2005 and increased 21% to $102 million for the nine months ended September 30, 2006 from $85 million for the nine months ended September 30, 2005.

•	Gross profit as a percentage of revenue decreased to 78% for the three months ended September 30, 2006 compared to 79% in the three months ended September 30, 2005 and decreased to 77% for the nine months ended September 30, 2006 compared to 79% for the nine months ended September 30, 2005.

•	Operating expenses increased 31% to $78 million for the three months ended September 30, 2006 from $59 million for the three months ended September 30, 2005 and increased 16% to $218 million for the nine months ended September 30, 2006 from $189 million for the nine months ended September 30, 2005.

•	Net loss was $13.1 million for the three months ended September 30, 2006 compared to net loss of $5.3 million for the three months ended September 30, 2005. Net loss was $41.1 million for the nine months ended September 30, 2006 compared to net loss of $19.3 million for the nine months ended September 30, 2005.

•	Cash, cash equivalents and short-term investments decreased $106 million to $69 million as of September 30, 2006, from $175 million as of December 31, 2005. We used approximately $102.5 million, net of cash acquired, to fund the acquisition of Segue, which closed on April 19, 2006, including $2.5 million of direct acquisition-related costs.

Our financial statements and accompanying disclosure contained in this Form 10-Q update and supersede the financial statements for the third quarter of 2006 contained in our earnings press release dated November 20, 2006, reflecting a change in our accounting relating to our office lease for our office space in Cupertino, California. The Condensed Consolidated Statements of Operations included in this Form 10-Q report GAAP net loss for the third quarter of 2006 of $13.1 million, or ($0.17) per share, rather than $12.2 million and ($0.16) per share as previously reported on November 20, 2006. Non-GAAP net loss remained the same as previously reported. We were released from an asset restoration obligation under our lease for office space in Cupertino, California when a new lease was entered into. The change in the financial reports was caused by the decision to spread the benefit of the release over the term of the new lease, rather than recording the obligation in the third quarter ended September 30, 2006.

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

Results of Operations

The following table presents our Condensed Consolidated Statements of Operations data and the related percentage of total revenues (dollars in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
	2006	% of Rev	2005	% of Rev	2006	% of Rev	2005	% of Rev
License and other revenues	$45,701	55%	$39,236	58%	$126,524	55%	$120,959	59%
Service revenues	36,665	45%	28,614	42%	102,364	45%	84,779	41%

Total revenues	82,366	100%	67,850	100%	228,888	100%	205,738	100%

Cost of license and other revenues	1,972	2%	1,515	2%	5,869	3%	6,390	3%
Cost of service revenues	14,210	17%	10,125	15%	41,787	18%	29,084	14%
Amortization of acquired intangibles and other charges	2,119	3%	2,517	4%	4,852	2%	7,550	4%

Cost of revenues	18,301	22%	14,157	21%	52,508	23%	43,024	21%

Gross profit	64,065	78%	53,693	79%	176,380	77%	162,714	79%
Selling, general and administrative	52,518	64%	43,170	64%	149,128	65%	126,432	61%
Research and development	19,968	24%	14,277	21%	53,673	23%	42,975	21%
Restructuring, amortization of other intangibles, acquisition related expenses and other charges	5,060	6%	1,646	2%	15,356	7%	19,371	9%

Total operating expenses	77,546	94%	59,093	87%	218,159	95%	188,778	92%

Operating loss	(13,481)	-16%	(5,400)	-8%	(41,777)	-18%	(26,064)	-13%
Gain on sale of investment	—		—	0%	—		4,680	2%
Gain on sale of fixed assets	1,658	2%	—	0%	1,658	1%	—	0%
Interest and other income (expense), net	(65)	0%	1,317	2%	1,589	1%	3,824	2%

Total other income	1,593	2%	1,317	2%	3,247	1%	8,504	4%

Loss before income taxes	(11,888)	-14%	(4,083)	-6%	(38,530)	-17%	(17,560)	-9%
Income tax provision	1,254	2%	1,185	2%	2,600	1%	1,760	1%

Net loss	$(13,142)	-16%	$(5,268)	-8%	$(41,130)	-18%	$(19,320)	-9%

The following table presents our total revenues and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	For Three Months Ended						For Nine Months Ended
	September 30, 2006		September 30, 2005		Change		September 30, 2006		September 30, 2005		Change
	Amount	% of Total	Amount	% of Total	$	%	Amount	% of Total	Amount	% of Total	$	%
License and other revenues	$45,701	55%	$39,236	58%	$6,465	16%	$126,524	55.3%	$120,959	59%	$5,565	5%
Service revenues	36,665	45%	28,614	42%	8,051	28%	102,364	44.7%	84,779	41%	17,585	21%

Total revenues	$82,366	100%	$67,850	100%	$14,516	21%	$228,888	100%	$205,738	100%	$23,150	11%

We derive revenues from the sale of licenses of our software and the sale of related services. In the third quarter of 2006, we recognized revenue from a single customer which amounted to 12% of total revenues in that quarter. No single group or customer represented more than 10% of total revenues in the third quarter of 2005, or in the nine months ended September 30, 2006, or in the nine months ended September 30, 2005.

Revenues by Product

We have three major product categories: Application Lifecycle Management (“ALM”), which includes our Tempo, Caliber, Together, Starteam, Silk and Gauntlet products; Deploy Product Group (“DPG”), which includes our Visibroker and AppServer products; and Integrated Development Environments (“IDE”), which includes our JBuilder, Delphi, C++Builder, C# Builder, Turbo, and Interbase products.

	For the Three Months Ended				For the Three Months Ended
	September 30, 2006				September 30, 2005
	ALM	DPG	IDE	Total	ALM	DPG	IDE	Total
License and other revenues	$29,721	$6,661	$9,319	$45,701	$13,827	$13,008	$12,401	$39,236
Service revenues	25,006	5,932	5,727	36,665	14,798	6,176	7,640	28,614

Total	$54,727	$12,593	$15,046	$82,366	$28,625	$19,184	$20,041	$67,850

	For the Nine Months Ended				For the Nine Months Ended
	September 30, 2006				September 30, 2005
	ALM	DPG	IDE	Total	ALM	DPG	IDE	Total
License and other revenues	$65,302	$21,327	$39,895	$126,524	$37,703	$34,977	$48,280	$120,960
Service revenues	64,583	18,779	19,002	102,364	42,924	18,670	23,184	84,778

Total	$129,885	$40,106	$58,897	$228,888	$80,627	$53,647	$71,464	$205,738

License and Other Revenues

License and other revenues represent amounts for license fees and royalties earned for granting customers the right to use and distribute our software products. License and other revenues increased $6.5 million in the quarter ended September 30, 2006 as compared to the year-ago quarter. ALM license revenue increased 115% in the third quarter, compared to the year ago quarter, from $13.8 million to $29.7 million. This increase was the result of our improved performance in solution selling into larger enterprise-level customers and the incremental contribution of our Silk products which we obtained through our acquisition of Segue Software in April 2006. Partially offsetting these increases were decreases in license revenues in our established IDE products, which decreased 25% to $9.4 million and our DPG products which decreased 49% to $6.7 million. The IDE products are predominantly release driven and did not benefit from a major product launch in the third quarter of 2006 as compared to the year-ago period when JBuilder 2006 was released. Revenue from deployment products decreased in the third quarter of 2006 compared to the year-ago period when we had two large compliance transactions totaling $4.2 million.

License and other revenues increased $5.6 million in the nine months ended September 30, 2006 as compared to the year-ago period. ALM license revenue increased 73% over the year-ago period to $65.3 million as the result of improved performance in solution selling into larger enterprise-level customers and the incremental contribution of our Silk products. License revenues from our IDE products decreased 18% to $39.8 million due to the continued decline in revenues from our JBuilder products. License revenue from our DPG products decreased 38% to $21.4 million in 2006 as a result of particularly strong compliance/audit activities in the first and third quarters of 2005. While revenue recognition for our software licenses may be affected by numerous aspects of a contract, for the majority of our customer contracts we recognize software license revenue upon shipment of product. As of September 30, 2006, we had on-hand sales orders that would have been recognized as period revenue, had those orders been shipped, totaling approximately $4 million of product licenses.

Service Revenues

Service revenues represent amounts earned for technical support, which includes call support, maintenance and upgrades, and for consulting and education services for our software products. Our service revenues have benefited from our focus on selling to larger enterprise-level customers, who often purchase multi-product solutions which include technical support, and from the expansion of our process optimization practice.

Technical support revenues increased $4.6 million to $25.8 million in the quarter ended September 30, 2006 compared to $21.2 million in the year-ago quarter, and increased $9.5 million to $73.2 million in the nine months ended September 30, 2006 compared to $63.6 million in the year-ago period, primarily due to the acquisition of Segue and due to our growing base of customers who purchase technical support contracts for our ALM products.

Consulting and education services revenues increased $3.5 million to $10.9 million in the quarter ended September 30, 2006 compared to $7.4 million in the year-ago quarter, and increased $8.1 million to $29.2 million in the nine months ended September 30, 2006 compared to $21.1 million in the year-ago period, due to the expansion of our consulting services team, increased use of third party professional services contractors and the related expansion of our process optimization practice.

International Revenues

International revenues represented 44% and 55% of total revenues in the quarters ended September 30, 2006 and 2005, respectively. Revenues from our operations in Europe decreased $0.4 million to $21.5 million in the quarter ended

September 30, 2006. Revenue from our Europe region was negatively impacted by the decrease in IDE product revenue which was partially offset by the incremental contribution of our Silk products and the expansion of our process optimization practice. Revenues from our operations in Asia decreased $2.6 million to $8.4 million in the quarter ended September 30, 2006 from $11 million in the year-ago quarter primarily due to a decline in IDE product revenues.

International revenues represented 52% and 58% of total revenues in the nine months ended September 30, 2006 and 2005, respectively. Revenues from our operations in Europe increased $2.0 million to $73.9 million in the nine months ended September 30, 2006 compared to $71.9 million in the year-ago period, due to the incremental contribution of our Silk products and the expansion of our process optimization practice. Revenues from our operations in Asia decreased $4.1 million to $28.3 million in the nine months ended September 30, 2006 compared to $32.4 million in the year-ago period primarily due to a decrease in revenues from our IDE products.

The following table presents our total revenues by country and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	For the Three Months Ended				For the Nine Months Ended
	September 30		Change		September 30		Change
	2006	2005	$	%	2006	2005	$	%
United States	$46,515	$30,619	$15,896	52%	$110,258	$87,171	$23,087	26%
All other countries	35,851	$37,231	(1,380)	-4%	118,630	118,567	63	0%

Total revenues	$82,366	$67,850	$14,516	21%	$228,888	$205,738	$23,150	11%

No single country, other than the United States, accounted for revenues greater than 10% of total revenues in the three or nine months ended September 30, 2006 or 2005.

Regional Revenues

The following table presents our total revenues by region and the absolute dollar and the percentage change from the comparable prior year periods (dollars in thousands):

	For the Three Months Ended				For the Nine Months Ended
	September 30		Change		September 30		Change
	2006	2005	$	%	2006	2005	$	%
Americas	$52,439	$34,961	$17,478	50%	$126,684	$101,358	$25,326	25%
Europe, Middle East and Africa	21,541	21,924	(383)	-2%	73,879	71,929	1,950	3%
Asia Pacific	8,386	10,965	(2,579)	-24%	28,325	32,451	(4,126)	-13%

Total revenues	$82,366	$67,850	$14,516	21%	$228,888	$205,738	$23,150	11%

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

Americas. Revenues in our Americas region increased $17.5 million, or 50%, to $52.4 million in the quarter ended September 30, 2006 compared to $35.0 million in the year-ago quarter. Of the increase in revenues from our Americas region, license revenues increased $10.8 million and service revenues increased $6.7 million. License revenues increased primarily as a result of the incremental contribution of our Silk products which we obtained through our acquisition of Segue Software in April 2006 as well as one large ALM transaction with an enterprise customer which occurred in the quarter. Strength in our technical support and consulting and education revenues, along with the addition of services from Segue, contributed to the increase in services revenues. Technical support revenues increased $4.3 million due to the addition of Segue and our expanding base of enterprise-level customers who have purchased multi-product solutions with technical support contracts attached. The expansion of our consulting services team resulted in an increase in consulting and service revenues of $2.4 million.

Revenues in our Americas region increased $25.3 million, or 25%, to $126.7 million in the nine months ended September 30, 2006 from $101.4 million in the prior year period. Of the increase in revenues from our Americas region, license revenues increased $8.9 million and service revenues increased $16.4 million. License revenue increased primarily due to improved performance in solution selling into larger enterprise-level customers, the incremental contribution of our Silk products and one transaction with an enterprise customer partially offset by continued weakness in revenues from our IDE and DPG products. Strength in our technical support and consulting and education services offerings, along with the acquisition of Segue, contributed to the increase in services revenues. Technical support revenues increased $9.4 million due to the acquisition of Segue and due to our expanding base of enterprise level customers who have purchased multi-product solutions with technical support contracts attached. The expansion of our consulting services team resulted in an increase in consulting and education services revenues of $7.0 million.

EMEA. Revenues in our EMEA region decreased $0.4 million, or 2%, to $21.5 million in the quarter ended September 30, 2006 compared to $21.9 million in the year-ago quarter. Of the decrease in revenues from our EMEA region, license revenues decreased $1.7 million and service revenues increased $1.3 million. Technical support revenues increased $0.4 million due to the acquisition of Segue and consulting and service revenues increased $0.9 million due to the expansion of our process optimization practice.

Revenues in our EMEA region increased $2.0 million, or 3%, to $73.9 million in the nine months ended September 30, 2006 compared to $71.9 million in the prior year period. Of the increase in revenues from our EMEA region, license revenues increased $1.4 million and service revenues increased $0.6 million. License revenues increased as a result of the incremental contribution of our Silk products. Technical support revenues decreased $0.4 million and consulting and service revenues increased $1.0 million due to the expansion of our process optimization practice. Additionally, the strengthening of the U.S. dollar versus the Euro and United Kingdom Pound Sterling since the year-ago period had the effect of decreasing revenues in the EMEA region by approximately $1.5 million in the nine months ended September 30, 2006.

APAC. Revenues in our APAC region decreased $2.6 million, or 24%, to $8.4 million in the quarter ended September 30, 2006 compared to $11.0 million in the year-ago quarter. Revenues from the APAC region have declined in recent quarters and we expect this trend to continue for the next several quarters until our efforts to realign our APAC resources improve performance in the region. Of the decrease in revenues from our APAC region, license revenues decreased $2.7 million and service revenues increased $0.1 million. License revenues decreased primarily due to a decrease in revenues from our IDE products and service revenues increased due to an increase in consulting and education revenues of $0.1 million. Technical support revenues were flat compared to the year-ago quarter. Additionally, the strengthening of the U.S. dollar versus the Japanese Yen, Australian and Singapore Dollars, and other APAC currencies since the year-ago quarter had the effect of decreasing revenues in the APAC region by approximately $0.1 million in the quarter ended September 30, 2006.

Revenues in our APAC region decreased $4.1 million, or 13%, to $28.3 million in the nine months ended September 30, 2006 compared to $32.5 million in the prior year period. Of the decrease in revenues from our APAC region, license revenues decreased $4.7 million and service revenues increased $0.6 million. License revenues decreased primarily due to a decrease in revenues from our IDE products, and service revenues increased due to an increase in technical support revenues of $0.6 million. Consulting and education revenues were flat compared to the year-ago period. Additionally, the strengthening of the U.S. dollar versus the Japanese Yen, Australian and Singapore Dollars, and other APAC currencies since the year-ago period had the effect of decreasing revenues in the APAC region by approximately $1.0 million in the nine months ended September 30, 2006.

Cost of Revenues

The following table presents cost of revenues and the absolute dollar and percentage changes from the comparable prior year periods (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30		Change		September 30		Change
	2006	2005	$	%	2006	2005	$	%
Cost of license and other revenues	1,972	1,515	$457	30%	5,869	6,390	$(521)	(8)%

As a percentage of license and other revenues	4%	4%			5%	5%

Cost of service revenues	14,210	10,125	$4,085	40%	41,787	29,084	$12,703	44%

As a percentage of service revenues	39%	35%			41%	34%

Amortization of acquired intangibles and other charges	2,119	2,517	$(398)	(16)%	4,852	7,550	$(2,698)	(36)%

As a percentage of total revenues	3%	4%			2%	4%

Cost of License and Other Revenues

Cost of license and other revenues consists primarily of variable costs including production costs, product packaging costs and royalties paid to third-party vendors. The increase in cost of license and other revenues on a dollar basis for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005 was principally attributable to an increase in royalty costs. The decrease in cost of license revenue for the nine months ended September 30, 2006 compared to the comparable year-ago period reflects primarily lower manufacturing and shipping costs, partially offset by increased royalty costs and a write-off of acquired technology of $0.5 million during the second quarter of 2006. Royalty, manufacturing and shipping costs tend to fluctuate with changes in the mix of products sold. Generally, manufacturing and shipping costs are lower for our ALM as compared to IDE and DPG due to the greater proportion of ALM contracts that utilize electronic fulfillment. The level of royalty costs in future periods will be dependent upon our ability to obtain favorable licensing terms for our products that include third-party technology and the extent to which we include such third-party technology in our product offerings.

Cost of Service Revenues

Cost of service revenues consists primarily of salaries and benefits, third-party contractor costs and related expenses incurred in providing technical support, and consulting and education services. Service gross margins were 61% and 65% in the quarters ended September 30, 2006 and 2005, respectively, and were 59% and 66% in the nine months ended September 30, 2006 and 2005, respectively. The decrease in gross margins in the three and nine months ended September 30, 2006 was primarily due to costs associated with the operation of two support service centers in Europe as a result of the Segue acquisition. We plan to consolidate the centers into one facility during the fourth quarter of 2006.

The $4.1 million increase in cost of service revenue for the three months ended September 30, 2006 was primarily due to $1.2 million increase in payroll and related costs associated with the operation of the two support service centers in Europe and $2.5 million in increased outside service costs for third-party contractors associated with the growth of our training and consulting business, and the outsourcing of our maintenance renewal business in Europe.

The $12.7 million increase in cost of service revenue for the nine months ended September 30, 2006 was primarily due to $3.6 million increase in payroll and related costs associated with the operation of the two support service centers in Europe and additional hiring required to support our growth in service revenue, and $8.1 million increase in outside services expenses for third party contractors associated with the growth of our training and consulting business, and the outsourcing of our maintenance renewal business in Europe.

Amortization of Acquired Intangibles and Other Charges

Amortization of acquired intangibles and other charges consists of the amortization of acquired developed technology, maintenance agreements and customer relationships. Amortization of acquired intangibles decreased $0.4 million and $2.7 million in the three and nine months ended September 30, 2006, respectively, due to completion of the amortization of the acquired technology in December 2005 related to the acquisition of Starbase, and the completion of the amortization of the acquired developed technology in January 2006 related to the acquisition of TogetherSoft. Partially offsetting these decreases in amortization expense was an increase amortization expense relating to the acquisition of Segue in April 2006. During the quarter and nine months ended September 30, 2006, we recorded $2.0 million and $3.5 million, respectively, of amortization expense in relation to this acquisition.

Operating Expenses

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30		Change		September 30		Change
	2006	2005	$	%	2006	2005	$	%
Selling, general and administrative expenses	52,518	43,170	$9,348	22%	149,128	126,432	$22,696	18%
As a percentage of total revenues	64%	64%			65%	61%

The $9.3 million increase in SG&A expense in the three months ended September 30, 2006 versus the comparable year ago quarter is primarily due to a $3.0 million increase in commission expense on higher revenues, $3.4 million increased compensation associated with increased G&A and marketing headcount and incentive compensation, $2.4 million increased outside services expense primarily associated with audit and tax fees, divestiture related expenses and the cost of contractors due to employee turnover, and $1.6 million stock compensation expense associated with our implementation of SFAS 123R on January 1, 2006. Partially offsetting these increases was a decrease in marketing program expense of $1.1 million.

The $22.7 million increase in SG&A expense in the nine months ended September 30, 2006 versus the comparable year ago period is primarily due to a $3.4 million increase in commission expense on higher revenues, $9.0 million increased compensation associated with increased G&A and marketing headcount and incentive compensation and executive severance and recruiting expense, $8.0 million increased outside services expense primarily associated with audit and tax fees, divestiture related expenses and the cost of contractors due to employee turnover, and $4.8 million stock compensation expense associated with our implementation of SFAS 123R on January 1, 2006. Partially offsetting these increases was a decrease in marketing program expense of $2.8 million

Research and Development Expenses

The following table presents our research and development expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30		Change		September 30		Change
	2006	2005	$	%	2006	2005	$	%
Research and development expenses	19,968	14,277	$5,691	40%	53,673	42,975	$10,698	25%
As a percentage of total revenues	24%	21%			23%	21%

The $5.7 million increase in R&D expense in the three months ended September 30. 2006 versus the comparable year ago quarter is primarily due to approximately $4.0 million of increased personnel and facilities costs associated with the acquisitions of Legadero in October 2005 and Segue in April 2006, $1.6 of other personnel related expense primarily associated with retention incentives for employees working on the IDE products, and $0.5 million stock compensation expense associated with our implementation of SFAS 123R on January 1, 2006. Partially offsetting these increases were decreases in equipment expense and other miscellaneous R&D operating costs.

The $10.7 million increase in R&D expense in the nine months ended September 30. 2006 versus the comparable year ago period is primarily due to approximately $8.1 million of increased personnel and facilities costs associated with the acquisitions Legadero in October 2005 and Segue in April 2006, $3.4 of other personnel related expense primarily associated with retention incentives for employees working on the IDE products, and $1.6 million stock compensation expense associated with our implementation of SFAS 123R on January 1, 2006. Partially offsetting these increases were decreases of $0.7 million in costs for localization of software for international markets and $1.7 million for decreased equipment expense and other miscellaneous R&D operating costs.

Restructuring, Amortization of Other Intangibles, Acquisition-Related Expenses and Other Charges

Restructuring. The following table summarizes our restructuring, amortization of other intangibles and acquisition-related expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30		Change		September 30		Change
	2006	2005	$	%	2006	2005	$	%
Restructuring	3,871	725	$3,146	434%	7,168	16,645	$(9,477)	(57)%
Amortization of other intangibles	158	692	(534)	(77)%	399	2,126	(1,727)	(81)%
Acquisition-related expenses	1,031	229	802	350%	2,989	600	2,389	398%
Write-off of in-process research and development	—	—	—		4,800	—	4,800	—

Total	$5,060	$1,646	$3,414	207%	$15,356	$19,371	$(4,015)	(21)%

As a percentage of total revenues	6%	2%			7%	9%

On April 27, 2006, our management announced its commitment to restructuring activities with respect to consolidation of facilities and personnel. As part of these restructuring activities, we planned to reduce our workforce by approximately 300 employees, or approximately 20 percent of our regular full-time staff. Our reductions to workforce to date total approximately 200 employees, including 97 in the third quarter of 2006. We currently estimate that the total costs to be incurred in connection with these restructuring actions will be approximately $8 million to $10 million, although the actual amount may vary depending on the final scope of our restructuring plan. Of the estimated restructuring expense, $3.9 million and $7.2 million were recognized in the three and nine month periods ending September 30, 2006, respectively, and the balance will be recognized over the fourth quarter of 2006. Substantially all these restructuring costs will require the outlay of cash, although the timing of lease payments relating to leased facilities will be unchanged by the restructuring action.

In our first announcement on restructuring which dated April 27, 2006, we committed to reduce $60 million in costs which included $40 million of costs related to the IDE business. We have been successful in reducing costs for the non-IDE portion of the business in excess of the $20 million per year we projected in April 2006. However, we have incurred additional unplanned costs for compliance and related to employee turnover and, additionally, the IDE costs will now remain in the Company. The Company’s management team will continue its efforts to significantly reduce costs in the future.

During the quarter ended September 30, 2006, we continued to carry out our restructuring activities associated with the integration of Segue and with our previous efforts to seek a buyer for our IDE products. These activities included the closure of certain facilities and layoffs of redundant workforce. We expect to incur additional restructuring costs in the fourth quarter of 2006 due to severance costs related to the termination of additional personnel and facility costs associated with exiting certain facilities.

Of the $3.9 million of restructuring expenses recorded in the third quarter of 2006, $1.4 million was for the closure of excess facilities in the United States, Japan, Russia, Finland, and Italy, $2.0 million was for severance and benefits charges resulting from the termination of 97 employees, and $0.5 million was for other restructuring-related costs.

The following table summarizes our restructuring expenses for the quarter ended September 30, 2006 (amounts in thousands):

	Facilities	Severance and Benefits	Other	Total
Restructuring expenses	$1,416	$2,079	$472	$3,967
Reversal of prior restructuring expenses	—	(96)	—	(96)

	$1,416	$1,983	$472	$3,871

The restructuring charges relating to operating leases have been recorded, net of assumed sublease income and present value factors. Substantially all amounts related to severance and benefits in our restructuring accrual at September 30, 2006 were paid prior to September 30, 2006.

The following table summarizes our restructuring accrual activity for the first three quarters of 2006 (amounts in thousands):

	Facilities	Severance and Benefits	Other	Total
Accrual at December 31, 2005	$12,684	$192	$304	$13,180
Cash paid and write-offs	(858)	(14)	—	(872)
Reversal of previous restructuring	—	(68)	—	(68)

Accrual at March 31, 2006	11,826	110	304	12,240
Cash paid and write-offs	(1,070)	(1,579)	(547)	(3,196)
Acquired from Segue	542	3,507	—	4,049
2006 restructuring	236	2,608	529	3,373

Accrual at June 30, 2006	11,534	4,646	286	16,466
Q3 2006 restructuring	1,416	2,079	472	3,967
Cash paid and write-offs	(1,182)	(3,004)	(584)	(4,770)

Accrual at September 30, 2006	$11,768	$3,721	$174	$15,663

Of the $15.7 million in our restructuring accrual at September 30, 2006, $8.6 million was classifies as short-term and $7.1 million was classified as long-term. Our long-term restructuring accrual is comprised of $6.8 million for the lease obligations for excess capacity at our Scotts Valley, California facility, and $0.3 million for lease obligations for excess capacity at various other facilities in the United States and abroad.

During the three and nine months ended September 30, 2006, we paid $0.9 million and $2.8 million, respectively, related to restructured facility operating leases During the three and nine months ended September 30, 2006 we paid $3.0 million and $4.6 million, respectively, related to accrued severance and benefits. Additionally, during the nine months ended September 30, 2006 we reversed $0.4 million of accrued severance and benefits and other expenses due to changes to our estimates we originally made during our restructuring actions in the prior year.

The $4.0 million restructuring accrual acquired from Segue includes $0.5 million for a prior facility restructuring and $3.5 million for severance and option acceleration payments made to certain former Segue key employees in accordance with the provisions in their change-in-control agreements.

Amortization of other intangibles. In the three and nine months ended September 30, 2006, we incurred $0.2 million and $0.4 million, respectively, of amortization expense related to intangible non-compete agreements and trade names as a result of our acquisitions, compared to $0.7 and $2.1 million in the comparable year-ago periods. Amortization of other intangibles decreased due to completion of the amortization of the trade names in December 2005 related to the acquisition of Starbase, and the completion of the amortization of trade names in January 2006 related to the acquisition of TogetherSoft. Partially offsetting these decreases was an increase due to the amortization of non-compete agreements and trade names acquired in the purchase of Segue on April 19, 2006, which added $0.1 million of amortization expense in the third quarter of 2006.

Acquisition-related expenses. In the three and nine months ended September 30, 2006 we recorded $1.0 million and $3.0 million, respectively, of acquisition-related expenses, which are primarily related to contingent consideration payable under the terms of the TeraQuest and Legadero acquisition agreements. Acquisition-related expenses in the three and nine months ended September 30, 2005 were $0.2 million and $0.6 million, respectively, and were primarily contingent consideration payable under the terms of the TeraQuest acquisition agreement.

Write-off of in-process research and development. As part of our acquisition of Segue we purchased $4.8 million of in-process research and development, or IPR&D, which had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to operating expense upon completion of the acquisition on April 19, 2006.

Gain on Sale of Investment

In the nine months ended September 30, 2005, we recognized a gain of $4.7 million on the sale of an equity investment in privately held Trolltech A.S. that was previously determined to be impaired and written-off in fiscal 2002.

Gain on Sale of Fixed Assets

In the three and nine months ended September 30, 2006, we recognized a gain of $1.7 million on the sale of the property, encompassing land and office buildings, located at 1700 and 1800 Green Hills Road, Scotts Valley, California.

Interest and Other Income, Net

The following table presents our interest and other income, net for the three and nine months ended September 30, 2006 and 2005 and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30		Change		September 30		Change
	2006	2005	$	%	2006	2005	$	%
Interest and other income (expense), net	(65)	1,317	$(1,382)	(105)%	1,589	3,824	$(2,235)	(58)%
As a percentage of total revenues	0%	2%			1%	2%

The decrease in interest and other income, net in the three and nine months ended September 30, 2006 was primarily attributable to a decrease in interest income as a result of a lower level of cash, cash equivalents and short-term investments. The decrease in cash, cash equivalents and short-term investments was a result of our acquisition of Segue on April 19, 2006 which used approximately $102.5 million of cash, net of cash acquired. For the three and nine months ended September 30, 2006, interest income was $0.3 million and $2.4 million, respectively, as compared to $1.3 million and $4.2 million, respectively, in 2005. Additionally, in the three and nine months ended September 30, 2006 we recorded $0.3 million and $0.7 million, respectively, of foreign currency and other losses, as compared to $0 and $0.4 million of foreign currency and other losses in the three and nine months ended September 30, 2005, respectively. The amount of foreign currency and other gains or losses we realize represents primarily fluctuations in the U.S. dollar versus the foreign currencies in which we conduct business with respect to short-term inter-company balances with our international subsidiaries, offset by gains and losses recognized on foreign currency forward contracts entered into as hedges of these inter-company foreign currency exposures.

Income Taxes

The following table presents our income taxes and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30		Change		September 30		Change
	2006	2005	$	%	2006	2005	$	%
Income tax provision	1,254	1,185	$69	6%	2,600	1,760	$840	48%
As a percentage of total revenues	2%	2%			1%	1%

On a consolidated basis, we generated pre-tax losses of $11.9 million and $38.5 million in the three and nine months ended September 30, 2006, respectively, and in the three and nine months ended September 30, 2005, we reported pre-tax losses of $4.1 million and $17.6 million, respectively. Our income tax provision, as a percentage of pre-tax loss, was 11 % and 29 % for the three months ended September 30, 2006 and 2005, respectively. Our income tax provision, as a percentage of pre-tax loss, was 7 % and 10 % for the nine months ended September 30, 2006 and 2005, respectively. The change in our income tax provision in absolute dollars and as a percentage of pre-tax income in the three months ended September 30, 2006, as compared to the year-ago quarter, was largely due to an increase in non-U.S. pre-tax profits subject to foreign taxes paid. The change in our income tax provision in absolute dollars and as a percentage of pre-tax income in the nine months ended September 30, 2006, as compared to the year-ago period, was principally because of a larger benefit recorded for a refund of a foreign tax payment and the release closure of a foreign audit in the year ago period. In the period ended September 30, 2005, we recorded a tax benefit of $0.9 million for the closure of a foreign audit. In all the periods presented, substantially all of our tax provision relates to non-U.S. taxes.

Our effective tax rate is primarily dependent on the location of taxable profits, if any, the utilization of our net operating loss carryforwards in certain jurisdictions and the imposition of withholding taxes on revenues regardless of our profitability.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments were $68.5 million at September 30, 2006, a decrease of $106.6 million from a balance of $175.1 million at December 31, 2005. Working capital decreased $121.4 million to $(13.1) million at September 30, 2006 from $108.3 million at December 31, 2005. The decrease in working capital was primarily attributable to our acquisition of Segue. We used $102.5 million in cash, net of cash received in the transaction, and recorded deferred revenues of $9.0 million and liabilities of $8.5 million in connection with the Segue acquisition.

Net cash provided by and used in operating activities. Net cash used in operating activities in the nine months ended September 30, 2006 was $15.0 million, which included a net loss of $41.1 million, partially offset by $22.5 million in non-cash expenses and $5.3 million of cash from operations. Non-cash sources of cash include depreciation and amortization, stock-based compensation and acquired in-process research and development charges.

Net cash provided by operating activities in the nine months ended September 30, 2005 was $9.2 million, which included a net loss of $19.3 million, offset by $13.2 million in non-cash sources of cash, $4.7 gain on sale of investments and $20.0 million of cash from operations. Our net loss increased in the nine months ended September 30, 2006 from the year-ago period primarily due to higher employee-related costs, including increase in sales commission expenses due to higher revenue, and increase in audit and other compliance-related expenses. Cash from operations decreased in the nine months ended September 30, 2006 from the year-ago period due to a decrease in collections of accounts receivable from customers and an increase in restructuring expenses payable.

Net cash provided by investing activities. Net cash provided by investing activities during the nine months ended September 30, 2006 was $29.8 million. Sales and maturities of short-term investments totaled $125.7 million. We converted the majority of our short-term investments into cash for the acquisition of Segue, which closed on April 19, 2006, and used $102.5 million of cash, net of cash received in the transaction. Additionally, we used $3.9 million for purchases of property and equipment, offset by $11.0 million we received in the sale of the Scotts Valley building.

Net cash provided by investing activities during the nine months ended September 30, 2005 was $12.3 million, including $17.8 million provided by the net sales of short-term investments and $4.7 million in proceeds from the sale of an equity investment in a privately held company. Partially offsetting these sources was $4.4 million used in our acquisition of TeraQuest, net of cash acquired. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion of this acquisition. Additionally, we used $5.8 million for purchases of property and equipment.

Net cash provided by and used in financing activities. Net cash provided by financing activities during the nine months ended September 30, 2006 was $2.8 million, consisting mainly of cash received for the issuance of shares of our common stock from stock option exercises and from the purchase of shares by employees under our employee stock purchase plan.

Net cash used in financing activities during the nine months ended September 30, 2005 was $31.3 million, consisting primarily of $35.2 million used to purchase our common shares under our stock repurchase programs, partially offset by $3.9 million received for the issuance of shares of our common stock from the exercise of stock options and from the purchase of shares by employees under our employee stock purchase plan.

Segue Acquisition. On April 19, 2006, we completed the acquisition of Segue pursuant to an Agreement and Plan of Merger, dated as of February 7, 2006. Segue is now a wholly-owned subsidiary of Borland. The transaction used $115.9 million partially offset by cash received in the transaction, and was funded with existing cash. Additionally, in consideration of expenses associated with the integration of Segue as well as the resultant changes required in our organization, we expect our results of operations to be adversely impacted in the fourth quarter of 2006.

IDE Divestiture. In the first quarter of 2006, we announced our plans to seek a buyer for our IDE products. We have not been successful in locating an acceptable buyer for the IDE product line. In November 2006, we decided to retain the IDE assets and take steps to separate this part of our business. While we are in the process of determining how to structure and implement this separation, our goals will include establishing a management body that will be responsible for running the business related to the IDE products in a manner that will be largely independent from the rest of our business.

Operating Capital and Capital Expenditure Requirements. We are currently operating at a net loss and there can be no assurance as to when we will return to profitability. In order to fund our ongoing operations in future periods it will be necessary for us to achieve profitability and/or raise additional capital through debt or equity financings in the near future. Our decision to retain the IDE assets will add to our projected operating cash flow. As noted earlier in this section, our management team will continue its efforts to significantly reduce costs in the future. We are in the process of negotiating a credit line which is expected to be in place in the fourth quarter of 2006. We may also require additional capital for strategic purposes or other purposes that we have not contemplated. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our then current stockholders may be reduced. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit operations in a manner inconsistent with our research and development and sales and marketing plans, which could harm our operating results. As a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2005, we are not currently eligible to register sales of securities on a Form S-3 Registration Statement, which may make it more difficult to complete any financing on a timely basis or at all. Our ability to generate sufficient capital from operations is dependent upon several factors, including, without limitation, the following:

•	demand and market acceptance for our products and/or our customers’ products;

•	competition and its impact on pricing;

•	our ability to efficiently operate the business relating to the IDE assets separately;

•	effectiveness of ongoing changes in our sales organization and management team; and

•	new product announcements or product introductions by our competitors.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Leases. We lease certain of our office and operating facilities and certain furniture and equipment under various operating leases. In addition, in December 2003, we entered into a five year lease for a facility in Tokyo, Japan, which is classified as a capital lease in accordance with SFAS 13, “Accounting for Leases.” We recorded an obligation of $0.8 million at the time we entered into the capital lease and at September 30, 2006 we had a total obligation of $0.3 million remaining. Additionally, we acquired a capital lease in connection with our acquisition of Segue for leasehold improvements on a facility in Austria. At September 30, 2006 the obligation amounted to $0.2 million which is payable through 2011.

Our operating leases expire at various times through 2021. At September 30, 2006, future minimum lease and sublease payments under non-cancelable leases and subleases, and future minimum lease and sublease income under non-cancelable leases and subleases were as follows (in thousands):

	Remainder of 2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$3,259	$12,018	$7,886	$6,975	$5,620	$20,835	$56,593
Restructured operating leases	1,305	4,666	2,676	2,610	652	—	11,909
Capital lease	45	325	41	43	41	—	495

Gross commitments	4,609	17,009	10,603	9,628	6,313	20,835	68,997
Sublease income	(207)	(499)	(219)	—	—	—	(925)

Net commitments	$4,402	$16,510	$10,384	$9,628	$6,313	$20,835	$68,072

The restructured operating leases above represent total lease commitments that are not associated with continuing operations and include facilities we vacated or partially exited located in California, Massachusetts, North Carolina, Australia, New Zealand, Korea and Japan.

Additionally, we have a commitment regarding an outsourcing arrangement for portions of our information technology operations. The committed expenditures average of $5.2 million per year from November 2004 through November 2014. We can terminate this contract with or without cause upon payment of a termination fee, the maximum amount of which is $1.3 million at September 30, 2006, declining to $0.5 million in the final year of the contract. These amounts are not included in the operating lease commitments table above.

Indemnification Obligations and Guarantees. For information regarding our indemnification obligations and guarantees, refer to Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1.

Off-Balance Sheet Arrangements. As part of our ongoing business, we do not participate in material transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2006, we are not involved in any material unconsolidated transactions.

Critical Accounting Estimates and Policies

Goodwill and Purchased Intangible Assets

Goodwill and identifiable intangibles are accounted for in accordance with SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” We recorded goodwill and identifiable intangibles related to our acquisitions and we evaluate these items for impairment on an annual basis, or more often if events or changes in circumstances indicate that the carrying values may not be recoverable. Impairment testing of goodwill is performed in two steps. First, the carrying value of the reporting unit is compared to the fair value of the reporting unit including the goodwill. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, we perform the second step. The second step of the impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of the goodwill, the impairment loss shall be recognized as an operating expense in an amount equal to that excess. We performed our goodwill impairment testing in the third quarter of 2006 based on a single reporting unit and concluded there was no impairment as of September 30, 2006. The market capitalization method was the primary method used to determine the fair values for SFAS 142 impairment purposes. We did not record an impairment to goodwill during 2005, however, we recorded a $0.5 million impairment to acquired developed technology in the second quarter of 2006 as a result of the departure of certain key employees. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements in Part 1—Item 1 for further discussion of the valuation of goodwill and intangible assets and the impairment charge to acquired developed technology.

Reportable Segments

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we operate in one reportable industry segment. We market our products in the United States and in foreign countries through our sales personnel and our subsidiaries. The Chief Executive Officer is our Chief Operating Decision Maker, or CODM, as defined by SFAS No. 131. The CODM evaluates resource allocation decisions and operational performance based upon revenue by geographic regions. Under SFAS No. 131, we have one reportable segment as our three geographic operating regions can be aggregated into one reportable segment. Our three geographic regions include the Americas region, the Europe, Middle East and Africa, or EMEA, region and our Asia Pacific, or APAC, region. Our Americas operations include our activities in the United States as well as subsidiaries and branch offices in Brazil and Canada. Our Europe, Middle East and Africa operations include activities of our subsidiaries and branch offices in Austria, Finland, France, Germany, Ireland, Italy, Netherlands, Russia, Spain, Sweden and the United Kingdom. Our Asia Pacific operations include activities of our subsidiaries and branch offices in Australia, China, Hong Kong, India, Japan, Korea, New Zealand, Singapore and Taiwan.

For a more in-depth discussion of our other critical accounting policies and estimates, please read our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on May 2, 2006.

Effect of New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note 13 of Notes to Condensed Consolidated Financial Statements in Item 1.

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

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. The functional currency for all of our foreign operations is the local currency of the country in which we have established business operations. Both revenues and operating expenses in each of these countries are in local currencies, which mitigate a portion of the exposure related to fluctuations in local currencies against the U.S. dollar. However, our financial results could still be adversely affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, we have established a program to minimize our foreign currency exposure utilizing forward exchange contracts to manage foreign currency exposures related to short-term inter-company balances denominated in foreign currencies. The goal of this program is to offset the translation effect of foreign currency-denominated short-term inter-company balances by entering into contracts to buy or sell foreign currency at the time a foreign currency receivable or payable is generated. At month-end, foreign currency-denominated balances and the forward exchange contracts are marked-to-market and unrealized gains and losses are included in interest and other income, net.

During the three and nine months ended September 30, 2006, we recorded net realized foreign exchange losses of $0.3 million and $0.7 million, respectively, included as part of interest and other income, net, in our Condensed Consolidated Statements of Operations. The foreign exchange losses were generated due primarily to fluctuation in the Euro, the United Kingdom Pound Sterling, and the Australian and Singapore dollars versus the U.S. dollar. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our inter-company receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a material adverse effect on our operating results and cash flows.

During the three and nine months ended September 30, 2006 we have $1.1 and $2.3 million unrealized foreign currency gains, respectively, in cumulative other comprehensive income on our Condensed Consolidated Balance Sheets, in part, due to foreign currency movements on our long-term inter-company balances. As of September 30, 2006, we had $17.2 million, $4.9, $3.0 million, $1.3 million, $0.4 million and $0.4 million in long-term inter-company balances that will be settled in Australian dollars, Indian Rupees, Singapore dollars, Brazilian Real, South Korean Won, and Japanese Yen, respectively.

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

The table below provides information about our derivative financial instruments, comprised of foreign currency forward exchange contracts as of September 30, 2006. The information is provided in U.S. dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table below presents the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates and the net fair value for our forward contracts as of September 30, 2006. All forward contracts in the table below represent contracts to buy or sell the currencies listed. All instruments mature within one month (dollar amounts in thousands):

	Notional Amount	Weighted- Average Contract Rate	Net Fair Value at September 30, 2006
Foreign currency forward exchange contracts:
Australian dollar	$797	0.7446	$797
Brazilian Real	1,220	2.2180	1,209
Canadian dollar	0	1.1189	0
Czech Koruna	(202)	22.2400	(203)
Euro	(1,908)	1.2813	(1,912)
Hong Kong dollar	0	0	0
Indian Rupee	211	46.2500	209
Japanese Yen	(2,571)	116.4500	(2,584)
Russian Ruble	529	26.4600	530
Singapore dollar	10,326	1.5971	10,329
United Kingdom Pound Sterling	(7,137)	1.8970	(7,140)

Total	$1,265		$1,235

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

Cash and cash equivalents include investments, which have an original maturity of 90 days or less and short-term investments include investments which have an original maturity of 91 days up to one year. As of September 30, 2006 and December 31, 2005, we held no investments classified as long-term. At September 30, 2006, the weighted-average interest rate we earned on our cash and cash equivalents balance of $68.7 million was 5.30%. At December 31, 2005, the weighted-average interest rate we earned on our cash and cash equivalents balance of $49.1 million was 4.21% and the weighted-average interest rate we earned on our short-term investments balance of $126.0 million was 4.23%. The difference in the weighted-average interest rates associated with cash and cash equivalents and short-term investments at December 31, 2005 was due primarily to interest rates on auction rate securities which were included in our short-term investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels as of September 30, 2006, it would not materially change the fair market value of our investment portfolio.

Credit Risks

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions and commercial paper. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At September 30, 2006, the trade receivable balance from one customer represented 19% of the total accounts receivable, net of allowances. No group or customer represented greater than 10% of total accounts receivable, net of allowances, as of December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and acting Principal Financial Officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we evaluated our disclosure controls and procedures pursuant to the Exchange Act rules. This evaluation and review was done under the supervision and with the participation of our Chief Executive Officer and acting Principal Financial Officer and other management. Based upon the evaluation, our Chief Executive Officer and acting Principal Financial Officer has concluded that, as a result of the material weakness in our internal control over financial reporting discussed below as of September 30, 2006, our disclosure controls and procedures were not effective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of September 30, 2006, we did not maintain an effective control environment based on the criteria established in the COSO framework with respect to promoting compliance with policies and procedures and the prevention or detection of the override of our controls. As a result of this control deficiency, a senior officer was able to override controls which resulted in: (1) an amendment to a sales contract creating an obligation to deliver an additional software feature without authorization of the finance and legal organization, and (2) a post-contract offer to refund the customer payment in the same transaction without authorization of the finance and legal organization. A control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. In the instances noted above, the control consciousness of certain individuals was not adequate and resulted in a lack of compliance with our established control policies and procedures. This control deficiency could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Material Weakness Remediation and Remediation Plan

As of December 31, 2005 within our Annual Report on Form 10-K, we reported two material weaknesses in internal control over financial reporting over (i) the control environment and (ii) third-party contractor invoices and contracts. Both of these material weaknesses remained as of June 30, 2006.

As of September 30, 2006, we have successfully remediated the material weakness around third-party contractor invoices and contracts. We have instituted a control that requires third-party contractor hours be tracked and reconciled with the time recorded on invoices received. Further, we require personnel in our services organization to certify the completeness of invoicing, billing and customer commitments for third-party contractors.

As of September 30, 2006, we have not fully remediated the material weakness around maintaining an effective control environment based on the criteria established in the COSO framework with respect to promoting compliance with policies and procedures and the prevention or detection of the override of our controls. In August 2006, we conducted corporate governance training for senior personnel which was attended by our Chief Executive Officer and other senior members of our management team. We plan on conducting additional compliance and policy training to sales and services personnel below the senior executive level, supplemented with enhanced written policies. We continue to monitor and assess our remediation activities to ensure that the internal weakness discussed above is remediated as soon as possible.

We believe we have retained qualified individuals on an interim basis to assist us in complying with our financial reporting and accounting obligations as a public company. While we have entered into an employment agreement with a new Chief Financial Officer, he will not start his employment until mid-November 2006 and we have not yet hired a replacement to fill the Vice President of Financial Planning and Analysis position and may not be successful in filling this position in a timely manner.

Changes in Internal Control Over Financial Reporting

In the period covered by this report, our financial reporting and accounting team has continued to undergo personnel changes, including the departure of our Chief Financial Officer and the Vice President of Financial Planning and Analysis.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 30, 2005, Rich Knudsen, a former employee of the company, filed a complaint in the Superior Court for Santa Cruz County, California (Case No. CV 151237). Mr. Knudsen alleges that we failed to pay him commissions out of a transaction with one of our customers. The complaint alleges causes of action against the company for fraud, breach of contract, unpaid wages, unfair business practices under the California Business and Professions Code and breach of the implied covenant of good faith and fair dealing, which has been amended to include a claim for wrongful termination in violation of public policy. On February 28, 2006, we filed a cross-complaint against Mr. Knudsen based upon his conduct at the time of his employment termination. The cross-complaint alleges causes of action against Mr. Knudsen for breach of contract, breach of the covenant of good faith and fair dealing, conversion and trespass to personal property. Mr. Knudsen also filed a complaint with the United States Department of Labor, Occupational Safety and Health Administration (“OSHA”), alleging discriminatory employment practices under the Sarbanes-Oxley Act of 2002 (the “Act”), claiming that he made protected complaints under the Act, and that his employment was terminated as a result. The OSHA investigation is ongoing.

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

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves many risks, some of which are beyond our control. The following discussion highlights some of these risks. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or results. If any of these risks actually occur, our business operations or results could be harmed. Risk Factors that have been added or have changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2005 are identified with an “*”.

We are in the midst of re-focusing the company on the development and distribution of enterprise software development solutions. If we are unable to successfully complete this change to the business quickly and smoothly, our operating results could be harmed. *

We are undergoing a change from a company that develops and delivers various product lines targeted to multiple individual markets to one that focuses on the development and distribution of enterprise software development solutions as our primary business. In support of this transformation, we acquired Segue Software, Inc., or Segue in April 2006. In addition, although we previously announced our intention to seek a buyer for our IDE products, in November 2006 we decided to launch a program to separate these assets into a separate business unit which we will continue to operate for the foreseeable future. See the “Overview” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the decision to retain the IDE assets. These changes involve many aspects (each of which involves substantial risks), including:

•	Changes in go-to-market strategy. To achieve revenue growth, we must enhance our enterprise selling capability, increase sales force productivity and generally complete more large revenue, multi-product sales of our ALM solution set. We will also need to further define our roadmaps and generally continue to evolve our ALM offerings to fulfill our SDO vision. To do so, we must coordinate the efforts of our marketing, sales, services and research and development organizations to focus on the needs of large enterprises. These tasks are complicated, involve many people and processes, and require consistency and persistence in the market place to be effective. In addition, this “enterprise” go-to-market strategy involves different skills, partners and competencies than the “channel” go-to-market strategy historically used for the IDE products. If we fail to coordinate our efforts and deliver broader value to large enterprise customers that we are targeting, our operating results may suffer.

•	Changes in our sales organization and sales leadership. The transition to our new business model requires that we focus our sales effort on enterprise customers. To drive these changes, we have made and will continue to make changes throughout our global sales force, particularly in Europe and Japan where productivity has been below expectations. On May 3, 2006, we announced the hiring of a new Vice President of our EMEA operations and combined our APAC and Japan regions under single leadership. While we believe these changes will enhance our leadership in those regions, these efforts may prove unsuccessful in increasing our sales to enterprise customers.

•	Changes in our sales cycles. Sales to large enterprises often involve long and unpredictable sales cycles. As we rely more on selling enterprise solutions, we will also become more dependent on large revenue, multi-product transactions to meet our revenue expectations. Given our relative inexperience in serving enterprise customers and our increased dependency on larger revenue deals with longer sales cycles, we may be unable to accurately forecast revenues derived from these customers. If we fail to accurately forecast revenues, we may not achieve the financial performance that we anticipate, which could harm our business and operating results.

•	Changes in our marketing strategy. As part of our transition, we continue to redefine our marketing strategy. Our focus is on increasing lead generation and developing appropriate enterprise-level messaging, all in an effort to provide the necessary tools to our sales organization to sell to the enterprise customer. As an organization, we are relatively new at this. If we are unable to develop effective marketing programs and increase our pipeline of sales opportunities, or if our sales organization in turn is unable to effectively convert leads into customers, our revenues will suffer.

•	Changes in our services organization. On May 3, 2006, we announced a reorganization of our services organization. We have consolidated our consulting services and sales organizations to better focus on customer engagements. We have also combined our technical support organization with our research and development organization to more closely align customer feedback on our products with our development efforts. The implementation of these changes will require careful planning and coordination to ensure we maintain customer satisfaction. In addition, such changes may result in loss of key services personnel. In the event customer satisfaction is harmed or we lose key personnel, our business could be harmed.

There are several other types of risks inherent in our transformation, generally described in the following paragraphs and throughout this document. While we believe that changing the organization to focus on the development and delivery of solutions to enterprise customers is critical to growing our business, we may be unable to complete this process smoothly and quickly. If we are unable to manage this change effectively and quickly, our business, results of operations, financial condition and prospects will be harmed. Additionally, in consideration of expenses associated with our restructuring, our previous efforts to divest our IDE products and current plans to separate our IDE products into a separate business, as well as the resultant changes each will require in our organization, our operating results were adversely impacted in the third quarter of 2006 and we expect there will continue to be such an adverse impact in the fourth quarter of 2006 and possibly into 2007.

Our plan to retain our IDE products and separate this part of our business is important for the future growth and profitability of our business, and our failure to efficiently divide this part of our business could harm our operating results. *

In the first quarter of 2006, we announced our plans to seek a buyer for our IDE products. We have not been successful in locating an acceptable buyer for the IDE product line. In November 2006, we decided to retain the IDE assets and take steps to operate this part of our business as a distinct unit. While we are in the process of determining how to structure and implement this separation, our goals will include establishing a management body that will be responsible for running the business related to the IDE products in a manner that will be largely independent from the rest of our business.

There are substantial risks involved in pursuing our decision to retain the IDE products and operate this part of our business as a separate unit. The IDE products are generally mature products and require less support and maintenance and therefore carry significant product line margins. The go-to-market model for the IDE products, however, has generally required an extensive management, sales and office presence throughout the world, which has been expensive to maintain. The market for our IDE products, particularly JBuilder, has become increasingly commoditized. This is due in part to the overall increase in the utilization of open source software technologies, including the growing popularity of Eclipse – an open source initiative that provides, among other things, development tools, frameworks, and foundational IDE technology at little or no charge. Since we have decided to retain the IDE products we will continue to be subject to these market trends and organizational dynamics, which may limit our ability to grow our business overall.

The IDE products have historically been an integrated part of our overall worldwide operations. The process for separating the business relating to these products involves many complicated tasks which are currently in process, including identifying and dedicating personnel to the IDE products, shifting work responsibilities among existing personnel, identifying and separating customer and partner relationships, identifying and separating assets, and identifying and separating intellectual property. In addition, depending on how we structure and implement the separation, we anticipate there will be a need for transition services to be provided by personnel dedicated to ALM products to the IDE business unit for a period of time, including access to facilities, network connectivity, communications, development systems, IT systems and financial reporting. We will need to devote resources we could otherwise devote to the ALM products to structuring and implementing this separation. We expect that our plans to separate the part of our business relating to the IDE products will be complex and costly to implement, and a failure to implement such separation smoothly and efficiently could have a material adverse effect on our overall business, results of operations and financial condition.

We have experienced significant changes in our senior management team and if we are not able to effectively integrate new senior management members, our business could be harmed. *

We have undergone a number of significant changes in our senior management team that include the addition of our new President and Chief Executive Officer in November 2005, our new Senior Vice President, Research and Development in August 2006 and our new Senior Vice President and General Counsel in October 2006. Senior executives have also recently departed, including the Chief Financial Officer and the former General Counsel. We recently entered into an employment agreement with our new Chief Financial Officer who is expected to start in mid- November 2006. As a result of these changes in the management team, there is risk that we will be unable to effectively manage the Company during this period of transition, especially in the face of the significant events the Company is managing including the restructuring plan. As new senior personnel join us and become familiar with our business strategy and systems, their integration could also result in some disruption to our ongoing operations. There is a risk that the new management may not work well together, at least in the near term. During this transition in leadership and our business, our customers may decide to defer purchasing or decide not to purchase at all, we may experience employee distraction, or we may see increased competitive pressure as our competitors attempt to use this period of change to their advantage. If we are unable to effectively manage through this transition quickly and effectively, it could adversely affect our operating results.

We are in the process of implementing plans for reducing expenses and if we fail to achieve the results we expect, we may need to secure funding or raise capital. If we cannot effectively reduce costs or secure funding on reasonable terms there will be a negative effect on our financial condition.

As a part our restructuring plans and in an effort to achieve profitability and positive cash flow, we have implemented plans to reduce expenses, which included the consolidation of certain office locations, reductions in capital expenditures, reduction in discretionary spending, reduction in the work force and other cost cutting measures. If we experience difficulties in implementing these measures, it may be necessary to implement additional cost cutting measures. In addition, our plans to reduce expenses may not result in anticipated cost-savings, which would impair our goal to achieve profitability and positive cash flow.

In addition, we are currently operating at a net loss and there can be no assurance as to when we will return to profitability. In order to fund our ongoing operations in future periods it will be necessary for us to achieve profitability and/or raise additional capital through debt or equity financing in the near future. We may also require additional capital for strategic purposes or other purposes that we have not contemplated. In the event that we need to seek financing, there can be no assurance that this additional financing will be available, or if available, will be on reasonable terms. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our then current stockholders may be reduced. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit operations in a manner inconsistent with our research and development and sales and marketing plans, which could harm our operating results. As a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2005, we are not currently eligible to register sales of securities on a Form S-3 Registration Statement, which may make it more difficult to complete any financing on a timely basis or at all.

Our failure to implement systems to manage the large service projects necessary for our ALM business and meet the requirements of the contract for these large deals may result in delays in recognizing revenue on these projects and thus could harm our margins and adversely affect our results of operations.

We have recently begun entering into large, complex professional services agreements. We do not have extensive experience in services engagements of this scale. Our inability to structure and manage services agreements may result in unanticipated changes to the timing of our services revenue. In addition, if we bundle services together with our license agreements, this may also affect the timing of recognizing our license revenue. We will need to implement new systems or upgrade current systems to manage these large, complex services agreements. If we fail to make appropriate changes to our existing systems or if our services agreements lead to unanticipated changes to the timing of revenue recognition, then our results of operations could be harmed.

Our inability to forecast our revenue pipeline or convert revenue pipeline into contracts, especially given our increasing focus on enterprise customers, could increase fluctuations in our revenue and financial results. *

We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all potential transactions, including the estimated closing date and potential dollar amount of each transaction. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period. For example, we have had difficulties in forecasting our ALM pipeline in Europe and Japan. When customers delay purchasing decisions, reduce in amount the purchase or cancel the purchase altogether, it will reduce the rate of conversion of the pipeline into contracts and our revenues will be harmed. In addition, because a substantial portion of our software license contracts close in the latter part of a quarter, we may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline into contracts in a timely manner. Our inability to respond to a variation in the pipeline or in the conversion of the pipeline into contracts in a timely manner, or at all, could cause us to plan or budget inaccurately and thereby could adversely affect our results of operations and financial condition.

We have begun to license our software directly to large enterprises and have experienced sales cycles that are substantially more lengthy and uncertain than those associated with our traditional business of licensing software through indirect and retail channels and more modest direct sales. As we focus on large transactions that involve multiple elements, enterprise customers generally require us to expend substantial time, effort and money in establishing a relationship and in educating them about our solutions. Also, sales to enterprise customers generally require an extensive sales effort throughout many levels within the customer’s organization and often require final approval by several layers of executives, including the customer’s chief information officer, chief financial officer and/or other senior executive employee. These factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made in any particular quarter, or at all. We have experienced and expect to continue to experience delays and uncertainties in our sales cycles as well as increased up-front expenses in connection with our enterprise sales efforts. The timing of the execution of enterprise volume licenses could cause our results of operations to vary significantly from quarter to quarter, especially when we anticipate that certain transactions will close in a particular quarter. Further, industry buying patterns suggest that larger transactions are frequently deferred until later in the quarter, creating increased difficulty in quarterly forecasting. If a sale is never completed despite months or even years of selling efforts, we will have expended substantial time, money and resources during the pre-sales effort without generating any revenue to offset these expenses. Finally, due to the complexity and time commitment necessary to pursue each of these transactions, we focus on a small number of proposed sales at any time and if we fail to complete any of these sales, our business, results of operations and financial condition would be negatively affected.

Because competition for qualified technical and management personnel is intense, we may not be able to recruit or retain qualified personnel, which could harm our business.

We believe our ability to successfully grow and manage our business and to develop new products depends, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled software engineers, sales personnel and management personnel. Competition for qualified technical and management personnel is intense and in particular, the job market in the Silicon Valley and other locations is beginning to recover, offering alternate opportunities to employees. In addition, in the past some of our competitors have also utilized their greater resources to provide substantial signing bonuses and other inducements to lure key personnel away from us. We employ a variety of measures to retain our key people, including the grant of stock options, restricted stock and use of promotions and bonuses. We have also experienced a relatively high rate of employee turnover which is likely due to several factors discussed above. We have made efforts to utilize equity-based compensation as part of an overall retention strategy to retain certain key employees; however, we are not certain that our efforts will succeed, and our failure to attract and retain key personnel could significantly harm our business. If we are unable to recruit and retain quality personnel, our ability to provide competitive products could be harmed. As a result, we may lose customers or may not achieve anticipated sales during a particular period. In addition, the loss of technical talent may result in our being unable to ship new products or product upgrades at the times that we originally planned. If we experience delays in the shipment of new products or product upgrades, we may be unable to achieve anticipated sales during a particular period.

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

We produce and sell a broad portfolio of products to manage the software development process. The market for these products is characterized by continuous technological advancement, evolving industry standards and changing customer requirements. A significant portion of our research and development focus is on integrating many of our existing point products and recently acquired products into a cohesive ALM software development solution. Managing our development activities through our enterprise transformation is complex and involves a number of risks, especially with respect to maintaining competitiveness across our individual products while at the same time bolstering the integration and functionality of our products as part of our ALM solution. We cannot be certain that we will be successful in designing and marketing new products, integrating acquired products, providing the necessary product enhancements or features to address increasingly sophisticated and varied needs of our customers or in enhancing the integration and functionality of our ALM platform. To be successful in this market, we will also need to be able to compete with several large and well-established companies with more experience in these markets.

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

We currently have a portion of our revenue attributable to our deployment products. These products are mature products and we primarily rely on new sales to existing customers, compliance purchases through customer audits and sales through existing independent software vendors and original equipment manufacturers partners to generate revenue. We have from time to time experienced unexpected weakness and fluctuations in revenue from these products and believe they may be subject to commoditization. Our deployment products are generally based on older standards and technologies, which increasingly are used only in more select industries, networks and applications. We devote little marketing to these products and primarily rely on the effectiveness of the sales force and compliance teams to work with customers and partners to generate sales. There have been many changes in the sales force over the past several quarters, and we anticipate changes will continue to take place over the coming quarters, especially in Europe where we have historically generated a significant amount of revenue from our deployment products. If we are unable to maintain effective sales programs for our deployment products, or if customers begin to migrate away from our deployment products, our business, results of operations and financial condition could suffer.

We may not be able to compete successfully against current and potential competitors.

Our markets are intensely competitive. In the market for comprehensive software development solutions, we face competition from some of the largest software providers in the world. For example, IBM, Microsoft, Sun Microsystems, BEA Systems, Mercury Interactive (which was acquired by Hewlett Packard), Computer Associates and others today provide or have stated they intend to provide more comprehensive enterprise software development and integration solutions. Presently, some of these competitors partner with us to enhance the depth of comprehensive solutions and enhance their reach to our established developer customer base; however, if strategies change and a larger market overlap results, some of these current partners could become more competitive. Many of these competitors have substantially greater financial, management, marketing and technical resources than we have. In addition, many of our competitors have well established relationships with our current and potential customers, extensive knowledge of the market, substantial experience in selling enterprise solutions, strong professional services and technical support offerings and extensive product development, sales and marketing resources. As a result of their greater resources and established relationships, these competitors may be more successful than we are at developing and marketing products and solutions in our markets.

In addition, the markets for our individual products are characterized by rapid change, new and emerging technologies, and aggressive competition. Some of our competitors include IBM, Telelogic, Mercury Interactive, Compuware, Serena, BEA Systems, Microsoft and Sun Microsystems. We attempt to differentiate our products from those of our competitors based on interoperability, total cost of ownership, product quality, performance, level of integration and reliability. In the future, we may be unable to successfully differentiate our products from those of our competitors, or we may be unable to compete with the substantially greater resources that many of our competitors have. If so, our business, results of operations and financial condition may suffer.

The complexity of accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could cause us to defer recognition of revenue, or recognize lower revenue and profits.

Although we use standard agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standard agreements, particularly in multi-product license and services transactions. As our transactions increase in complexity with the sale of larger, multi-

product licenses, negotiation of mutually acceptable terms and conditions may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with Statement of Position 97-2, “Software Revenue Recognition,” as amended; however, these future, more complex, multi-product license transactions may require additional accounting analysis to account for them accurately, could lead to unanticipated changes in our current revenue accounting practices and may contain terms affecting the timing of revenue recognition, which could affect the financial results for a given period.

Consolidation in our industry or fluctuation in our stock price may impede our ability to compete effectively.

Consolidation continues to occur among companies that compete in our markets. Additionally, some of the largest software and hardware providers in the world have sought to expand their software and services offerings through acquisitions in the software development, deployment and integration space. For instance, in November 2006, Hewlett Packard acquired one of our competitors, Mercury Interactive. If these large providers, who have significantly greater financial, management, marketing and technical resources than we have, are successful in increasing their offerings in the software development market, then this will put significant pressure on our business and harm our ability to compete effectively. Additionally, changes resulting from these and other consolidations may harm our competitive position, particularly as certain products, when offered as part of a bundled suite, are offered for free or are given away to sell more hardware, infrastructure components or information technology services.

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

We depend on licenses from third-party suppliers for some elements of our products such as various file libraries. In particular, we depend on technology licenses from Sun Microsystems for certain of our Java products, and we depend on licenses from Microsoft for our Delphi, C++Builder, C#Builder and Borland Developer Studio products. If any of these licenses or other third-party licenses were terminated or were not renewed, or if these third-parties failed to notify us in a timely manner of any new or updated technology, we might not be able to ship such products as planned or provide support for such products, including upgrades. We would then have to seek an alternative to the third-party’s technology and, in some cases, an alternative may not exist. This could result in delays in releasing and/or shipping our products, increased costs by having to secure unfavorable royalty arrangements or reduced functionality of our products, which in turn could adversely affect our business, results of operations and financial condition.

Failure to manage our international operations could harm our results.

A substantial portion of our revenues is from international sales. In addition, a significant portion of our operations consists of activities outside the United States. We now have research and development facilities in several domestic and international locations, and we currently have a direct sales force in place in approximately twenty countries around the world. We have a complicated corporate structure, and historically have had geographically dispersed operational controls. In particular, we rely on personnel in our international locations to properly account for and manage our international operations, which introduce inherent difficulties in management and control. Given this, we have and may continue to experience difficulty in efficiently and effectively managing our dispersed and complicated organization. As a result, our results of operations may suffer. In addition, we are subject to other risks inherent in doing business internationally, including:

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

One or more of these risks could harm our future research operations and international sales. If we are unable to manage these risks of doing business internationally, our business, results of operations and financial condition could suffer.

We, and our independent registered public accounting firm, have determined that we had material weaknesses in our internal control over financial reporting as of December 31, 2005 and one material weakness remained unresolved as of the quarter ended September 30, 2006. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock. *

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. We dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2005 and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation, or any attestation at all, by our independent registered public accounting firm. Additionally, management’s assessment of our internal control over financial reporting may identify deficiencies that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.

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

We assign a high priority to the improvement of our internal control over financial reporting. As of September 30, 2006, we have not fully remediated the material weakness around maintaining an effective control environment based on the criteria established in the COSO framework with respect to promoting compliance with policies and procedures and the prevention or detection of the override of our controls. In August 2006, we conducted corporate governance training for senior personnel which was attended by our Chief Executive Officer and acting Principal Financial Officer and other senior members of our management team. While we believe the remediation measures have improved the design effectiveness of our internal control over financial reporting, not all of the newly designed controls have operated for a sufficient period of time to demonstrate operating effectiveness. We continue to monitor and assess our remediation activities to ensure that the internal weakness discussed above is remediated as soon as possible.

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

We are in the midst of significant changes to our financial reporting and accounting team, which may impact our ability to comply with our financial reporting and accounting obligations. *

In the second quarter of 2006, our financial reporting and accounting team has undergone several personnel changes, including the departure of our Chief Financial Officer and the Vice President of Financial Planning and Analysis. We have entered into an employment agreement with our new Chief Financial Officer, who we expect will start in mid-November. While we believe we have retained qualified individuals on an interim basis to assist us in complying with our financial reporting and accounting obligations as a public company, we have not yet hired a replacement to fill the Vice President of Financial Planning and Analysis position and may not be successful in filling this position in a timely manner. During this transition period, we will have a difficult time in attracting, recruiting and retaining qualified finance personnel. If we fail to staff our accounting and finance function adequately or maintain adequate internal controls, we may be unable to report our financial results accurately or in a timely manner and our business, results of operations and financial condition may suffer.

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

We may be unable to realize all of the anticipated benefits of the merger with Segue. *

The acquisition of Segue was a significant transaction for us. The acquisition price was approximately $115.9 million in cash, which represented more than half of our cash and short-term investment balances at December 31, 2005. We have made several assumptions regarding cost and revenue synergies for the combined company. On August 9, 2006, we announced we had integrated Segue into our operations, but we still face many challenges in realizing the benefits of the acquisition, including preserving the research and development, collaboration, distribution, marketing and other relationships of Borland and Segue and coordinating geographically disparate organizations, systems and facilites. Among the factors considered by our Board of Directors in connection with its approval of the merger agreement with Segue were the opportunities for cost savings from operating efficiencies that could result from the acquisition. We can not be certain that these savings will be realized within the time periods contemplated or that they will be realized at all. If we fail to realize the material anticipated benefits of our acquisition of Segue, our business and operating results will be harmed.

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

The market for enterprise software application development and deployment solutions is broad, and our products and solutions must integrate with a wide variety of technologies. To be successful, we must establish and enhance strategic alliances with a wide variety of companies in the software development ecosystem. Many of these companies have competitive products or have stated a desire to move broadly into the software development lifecycle space. In addition, many of these companies are competitive with one another and approach partnering with us cautiously. This has made it difficult in some cases to establish or enhance desired relationships or achieve intended objectives. We currently have a number of important strategic alliances and technology relationships with industry leaders. Where we have established working relationships, our allies may choose to terminate their arrangements with us where no binding contractual arrangements exist. The failure to develop or maintain our strategic alliances and technology relationships or our allies’ decision to opt out of their arrangements with us may impede our ability to introduce new products or enter new markets, and consequently harm our business, results of operations and financial condition.

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

As we move away from selling individual point products towards selling enterprise-wide solutions, we also expect our products to become more critical to our customer. Thus, a defect or error in our products could result in a significant disruption to our customer’s business. In addition, as we transition to selling larger, more complex solutions, there is also the risk that our current products will not prove scalable without substantial effort or that there is a market perception that our products are too complex. If we are unable to develop products that are free of defects or errors or if our products are not able to scale across an enterprise or are perceived to be too complex to scale across an enterprise, our business, results of operations and financial condition could be harmed.

Third-party claims of intellectual property infringement may subject us to costly litigation or settlement terms or limit the sales of our products.

From time to time, we have received notices claiming that we have infringed a third-party’s patent or other intellectual property right. We expect that software products in general will increasingly be subject to these claims as the number of products and competitors increase, the functionality of products overlap and as the patenting of software functionality becomes more widespread. Further, the receipt of a notice alleging infringement may require in some situations that a costly opinion of counsel be obtained to prevent an allegation of intentional infringement. Regardless of its merits, responding to any claim can be time consuming and costly and divert the efforts of our technical and management personnel from productive tasks. In the event of a successful claim against us, we may be required to pay significant monetary damages, including treble damages if we are held to have willfully infringed, discontinue the use and sale of the infringing products, expend significant resources to develop non-infringing technology and/or enter into royalty and licensing agreements that might not be offered or be available on acceptable terms. If a successful claim was made against us and we failed to commercially develop or license a substitute technology, our business, results of operations and financial condition could be harmed. In addition, we may not have insurance coverage for these types of claims or our insurance coverage for these types of claims may not be adequate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The shares shown as repurchased in the table below were surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards. Below is a summary of these transactions for the three months ended September 30, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Beginning dollar value available to be repurchased as of June 30, 2006				$59,332,237
July 1, 2006 – July 31, 2006 (2)	31,055	$5.41	—	—

August 1, 2006 – August 31, 2006 (3)	1,331	$5.65	—	—

September 1, 2006 – September 30, 2006 (4)	2,168	$5.80	—	—

Total shares repurchased	34,554	$5.44	—	—

Ending dollar value available to be repurchased under the Discretionary Program as of September 30, 2006 (5)				$59,332,237

(1)	In September 2001, our Board of Directors authorized the use of up to $30.0 million to repurchase shares of our outstanding common stock under a discretionary stock repurchase program (“Discretionary Program”). In February 2004, our Board of Directors authorized an additional $30.0 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on February 4, 2004. In May 2005, our Board of Directors authorized an additional $75.0 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the SEC on May 20, 2005. No shares were repurchased through our Discretionary Program during the three months ended September 30, 2006.
(2)	Includes 31,055 shares of restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards.
(3)	Includes 1,331 shares of restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards.
(4)	Includes 2,168 shares of restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards.
(5)	Includes $59,332,237 available for repurchase under our Discretionary Program. The restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of installments of their restricted stock awards were not under the Discretionary Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

		Incorporated by Reference			Filed Herewith
Exhibit Number	Description of Exhibit	Form	Date	Number
3.1	Restated Certificate of Incorporation of Borland Software Corporation.	10-Q	08/09/05	3.1

3.2	Amended and Restated Bylaws of Borland Software Corporation.	10-Q	08/09/05	3.2

4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/01	1

4.2	Specimen Stock Certificate of Borland Software Corporation.	10-Q	05/13/02	4.1

4.3	Investor Rights Agreement between Borland Software Corporation and Microsoft Corporation, dated as of June 7, 1999.	8-K	07/06/99	4.2(a)

10.93	Employment Offer Letter between the Company and Peter J. Morowski dated June 3, 2006	8-K	8/21/06	10.93

10.94	Addendum to Employment Offer Letter for Severance Benefits between the Company and Peter J. Morowski, dated June 3, 2006	8-K	8/21/06	10.94

10.95	Separation Agreement and Full and Final Release of Claims between the Company and Michael Sullivan, dated September 18, 2006	8-K	9/22/06	10.95

10.96	Employment Offer Letter between the Company and Gregory J. Wrenn, dated September 7, 2006	8-K	10/19/06	10.96

10.97	Addendum to Employment Offer Letter for Severance Benefits between the Company and Gregory J. Wrenn, dated September 7, 2006	8-K	10/19/06	10.97

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Date	Number	Filed Herewith
31.1	Certification of Tod Nielsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

31.2	Certification of Tod Nielsen, Principal Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

32.1	Certification of Tod Nielsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

32.2	Certification of Tod Nielsen, Principal Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

+	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Borland Software Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

A copy of any exhibit will be furnished (at a reasonable cost) to any stockholder of Borland upon receipt of a written request. Such request should be sent to Borland Software Corporation, 20450 Stevens Creek Boulevard, Suite 800, Cupertino, California 95014, Attention: Investor Relations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 21st day of November 2006.

BORLAND SOFTWARE CORPORATION
(Registrant)

/s/ TOD NIELSEN
Tod Nielsen
Principal Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation of Borland Software Corporation.	10-Q	08/09/05	3.1

3.2	Amended and Restated Bylaws of Borland Software Corporation.	10-Q	08/09/05	3.2

4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/01	1

4.2	Specimen Stock Certificate of Borland Software Corporation.	10-Q	05/13/02	4.1

4.3	Investor Rights Agreement between Borland Software Corporation and Microsoft Corporation, dated as of June 7, 1999.	8-K	07/06/99	4.2(a)

10.93	Employment Offer Letter between the Company and Peter J. Morowski dated June 3, 2006	8-K	8/21/06	10.93

10.94	Addendum to Employment Offer Letter for Severance Benefits between the Company and Peter J. Morowski, dated June 3, 2006	8-K	8/21/06	10.94

10.95	Separation Agreement and Full and Final Release of Claims between the Company and Michael Sullivan, dated September 18, 2006	8-K	9/22/06	10.95

10.96	Employment Offer Letter between the Company and Gregory J. Wrenn, dated September 7, 2006	8-K	10/19/06	10.96

10.97	Addendum to Employment Offer Letter for Severance Benefits between the Company and Gregory J. Wrenn, dated September 7, 2006	8-K	10/19/06	10.97

31.1	Certification of Tod Nielsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

31.2	Certification of Tod Nielsen, Principal Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

32.1	Certification of Tod Nielsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

32.2	Certification of Tod Nielsen, Principal Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.				X

+	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Borland Software Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.