Form 10-K
period 2006-12-31
BORLAND SOFTWARE CORP
filed 2007-03-15
CIK 853273

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(408) 863-2800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of classes)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on June 30, 2006 as reported for such date by the Nasdaq Global Market was approximately $259,052,397. Common stock held by each executive officer and director of the registrant and by each person who owns 5% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed affiliates of the registrant. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

The number of shares of the registrant’s common stock outstanding as of February 28, 2007 was 72,747,816.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2006, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

BORLAND SOFTWARE CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2006

A CAUTION ABOUT FORWARD-LOOKING STATEMENTS

The statements made throughout this Annual Report on Form 10-K that are not historical facts are forward-looking statements and, accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. These forward-looking statements may relate to, but are not limited to, revenues, composition of revenues, cash flows, earnings, margins, profits, costs, expenses, strategy, research and development, customer service and relationships, demand for our products, market and technological trends in the software industry, licenses, developments in technology, product quality and performance, customer needs, competition, sales, cash resources, utilization of cash resources, personnel, expectations regarding restructuring actions, expectations regarding previous and future acquisitions, expectations regarding CodeGear, interest rates, foreign currency exchange rates and various economic and business trends. Generally, you can identify forward-looking statements by the use of words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “goal,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue” and similar expressions or the negative or other variations thereof. These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described under “Risk Factors” and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission (“SEC”) or in materials incorporated by reference therein. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements and have a material adverse effect on our business, results of operations and financial condition. New factors may emerge from time to time, and it may not be possible for us to predict new factors, nor can we assess the potential effect of any new factors on us.

These forward-looking statements are found at various places throughout this Form 10-K, including the financial statement footnotes. We caution you not to place undue reliance on these forward-looking statements, which, unless otherwise indicated, speak only as of the date they were made. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this Form 10-K, except as required by law.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers (including Borland) at its website http://www.sec.gov. Through our Internet website located at http://www.borland.com, we make our SEC filings on Forms 10-K, 10-Q and 8-K and any amendments to those filings available free of charge as soon as reasonably practicable after electronic filing with the SEC.

PART I

ITEM 1.	BUSINESS

Borland was originally incorporated in California in 1983 and reincorporated in Delaware in 1989. We maintain our executive offices at 20450 Stevens Creek Boulevard, Suite 800, Cupertino, California 95014, and our main telephone number at that location is (408) 863-2800. We also maintain a website on the Internet at
http://www.borland.com.

Overview

Borland is a leading vendor of Open Application Lifecycle Management solutions, or ALM, which represents the segment of the ALM market in which vendors’ solutions are flexible enough to support a customer’s specific processes, tools and platforms. Open ALM is a new, customer-centric approach to helping IT organizations transform software delivery into a managed, efficient and predictable business process. We offer a combination of software products as well as consulting and education services to help our customers better manage the growing complexity of software development. Our goal is to provide customers with a foundation which will allow them to consistently deliver software on-time, on-budget and with increased business value.

Borland’s solutions address four critical ALM processes: Project & Portfolio Management, Requirements Definition & Management, Lifecycle Quality Management and Software Change Management. Each solution can play an important role in helping enterprises manage the complexity of software development and delivery, by providing business, development and operational teams with increased visibility and control over all phases of the software delivery lifecycle. We believe this is especially crucial for large enterprises working within heterogeneous and distributed environments.

We have been evolving our business and strategy in recent years in response to the many changes occurring in the software industry and, specifically in our market. In a March 2005 study, IDC forecasted the ALM market to grow to $3.3 billion in 2009, achieving a 9.2% compound annual growth rate between 2004 and 2009. In order to capitalize on the ALM market growth over the past several quarters, we have made changes to our overall product portfolio, our worldwide services organization, our R&D investments, as well as our global sales and marketing models to reflect our Open ALM vision and product strategy. As part of this transformation, we have shifted our focus from selling individual stand-alone products to selling more multi-product, enterprise-class solutions. Our ALM enterprise solution selling represents approximately 58% of our overall 2006 revenue and is the main driver of our growth.

Recent Developments

In February 2007, we completed a debt offering. We issued 2.75% Convertible Senior Notes due 2012 in the aggregate principal amount of $200 million to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. We used approximately $30 million of the net proceeds from the sale of the notes to repurchase approximately 5.9 million shares of our common stock. We intend to use the balance of the net proceeds for general corporate purposes, including potential opportunistic acquisitions.

In November 2006, we announced we had not located an acceptable buyer for the part of our business focused on our integrated developer environment, or IDE, products and that we would operate this business as a distinct division named CodeGear. The IDE business represented approximately 25% of our total revenue in 2006.

Industry Background

Many companies today rely on extensive computer systems and software to manage all aspects of their business and achieve competitive advantage. The ability to develop and deliver software efficiently and effectively, and achieve measurable business value from these efforts, is increasingly important in today’s fast-paced business environment. To assist in the development process, enterprises have traditionally used multiple, non-integrated tools to automate and manage discrete aspects of the overall application development lifecycle, including requirements definition and management, design and architectural modeling, development and unit testing, application quality and performance testing, change management, governance and project/portfolio management and deployment of software. However, software development is growing increasingly complex due to shifting standards and requirements, decentralized development teams (frequently associated with off-shoring and outsourcing) and increasing pressure to deliver business value at an accelerated pace. This challenge is especially acute within enterprises in North America and Europe and small to medium size businesses in North America, where, according to a 2007 Forrester study, between one-fifth and one-third of the overall software budget is devoted to new software development projects.

This complexity makes it difficult for enterprises to meet their software development objectives. The 2004 Chaos Report published by the Standish Group states that approximately 70% of software projects failed to deliver either the project at all or what was originally intended without going over budget, missing the deadline or compromising on quality. The cost to an enterprise for failing to meet software delivery deadlines can be substantial. The National Institutes of Standards and Technology reported in a 2002 study that approximately $60 billion a year is spent correcting software errors in the United States.

As a result, we believe enterprises are beginning to demand products, services and processes that simplify the application development lifecycle, reduce the time-to-market for application delivery, facilitate delivery across multiple platforms, maximize the return on their existing information technology investments and minimize disruption to the enterprise. In today’s global business environment, we also believe existing “point solutions” that help individuals with only a particular aspect of the application development lifecycle and that rely exclusively on one technology platform are proving inadequate for the complex needs of the corporate software organization and the business functions it serves. Accordingly, we believe enterprises are increasingly demanding a more comprehensive approach that addresses the skill set issues of their people, the pragmatic implementation of disciplined processes, governance and project/portfolio management, and integrated technology enabling and facilitating the adoption of those processes across the application lifecycle, independent of underlying technology infrastructure platforms.

In this environment, we believe enterprises desire application delivery solutions that:

•	accelerate application development and deployment by providing an integrated suite of technologies, consulting services and processes addressing every phase of the application development process;

•	lower the cost of ownership and enhance the return on investment from existing technology infrastructure by integrating it with new software applications, including customer facing front ends;

•	mitigate the risks of failed software delivery by enabling a more collaborative, disciplined approach to application lifecycle management; and

•	are platform-neutral, facilitate interoperability and allow for maximum flexibility and freedom of choice across information technology systems, which increasingly require the ability to function in heterogeneous environments.

Strategy

In January 2007, we introduced the concept of Open ALM to the market — open to our customers’ processes, tools and platforms. Our goal is to help enterprises create a more predictable, more efficient, and more effective software delivery process. Our products enable our customers to have a software delivery process that can prioritize projects by business value, provide management visibility of project status and integrate different functions of the development process. Our products help our customers to deliver their software on time and within their budgets. We believe this can only be done through an integrated combination of technology, skills training and process improvement. Our strategy is to expand our capability in each of these key areas.

•	Technology: Our ALM product portfolio today includes capabilities for project and portfolio management, requirements definition and management, modeling, development, and software configuration and change management. We acquired Segue Software, Inc., or Segue, a provider of global quality and testing solutions in April 2006 to add lifecycle quality, testing and performance management to our ALM product lines. We intend to continue to develop and buy new technologies to advance and expand our existing technology set.

•	People: Relying on technology alone is not enough. The individuals involved in the development process must be trained on the process and the technology to ensure effective implementation. We intend to continue to develop our educational service offerings to support the key roles and processes within the software delivery lifecycle, and to build out multiple avenues of delivering these services to our customers, including through a network of partners and through Web-based delivery programs.

•	Process: We believe that an effective and repeatable process adhering to recognized standards such as Capability Maturity Model Index, or CMMI, is required for companies to get the most from their software development efforts. In January 2005, we acquired TeraQuest Metrics, Inc., a software process optimization consulting firm. We have built this practice over the past two years and intend to expand our capability in this area.

Our Solutions, Products and Services

  Solutions

Over the past several years, we have broadened our ALM portfolio to include products and services for project and portfolio management, requirements definition and management, lifecycle quality management, software configuration and change management and modeling. In 2006, we extended the integration between our ALM products and with third-party tools, to provide customers with a comprehensive portfolio of integrated ALM solutions to manage measure and continuously improve each of the critical software delivery processes.

•	Project and Portfolio Management — Enables organizations to gain visibility into whether they are using the right software, to determine if they are using the software in the right way, and to measure the results and manage the process.

•	Requirements Definition and Management — Enables organizations to define, manage and certify system or project requirements to reduce miscommunication and ensure that IT is aligned with business priorities.

•	Software Change Management — Enables organizations to manage and respond to changes within the software delivery lifecycle, ultimately helping IT teams to reduce complexity and improve agility and responsiveness to the business.

•	Lifecycle Quality Management — Enables organizations to proactively address and ensure quality from the very beginning of the software delivery lifecycle, not just tested at the end of the lifecycle when quality issues are more expensive to fix.

We believe the ability to master these four critical processes is key to transforming software delivery into a managed business process. Our complete solution includes a tailored combination of team training and individual courseware, process improvement services and ALM technology designed and implemented by one of our solution architects with a goal toward fitting a customer’s unique needs. This approach is designed to help IT organizations address their fundamental pain points and transform software delivery into a managed, efficient and predictable business process.

Products

We offer products across the development, management and deployment markets. Specifically, we offer products in the following categories:

Project and Portfolio Management.  Borland Tempo software is a customizable system which includes capabilities for six key aspects of Project and Portfolio Management: demand management, portfolio management, project and program management, resource management, financial management and asset management. Borland Tempo is designed to provide participants in the software delivery lifecycle access to the right data at the right time and to enable the right decision making.

Requirements Management.  Borland CaliberRM is a web-based requirements management system designed to manage the evolution of software requirements as well as the relationship between requirements and documentation, tests, models and code. CaliberRM helps business analysts create more precise and actionable requirements. Once the requirements are captured in CaliberRM, the development, documentation, test creation and project management processes can begin in parallel. CaliberRM is meant to identify changes in requirements early to enable software teams to avoid working from out-of-date requirements and costly, time-consuming rework. As a result, they can build the desired features to meet business needs.

Requirements Definition.  Borland Caliber DefineIT directly supports all four process areas of software requirements definition: elicitation, analysis, specification and validation. Caliber DefineIT is designed with a goal of ensuring the accuracy and complete definition of software requirements at the beginning of a new project or enhancement activity. It assists business users and analysts in collaborating to capture and detail business scenarios. Visual storyboarding can provide an interactive and effective means to solicit feedback and validate business needs.

Automated Test Management.  Borland SilkCentral Test Manager is an all-inclusive, automated software testing management tool. It builds quality and productivity into the testing process to speed the delivery of successful software projects, while minimizing risks of application failures. SilkCentral Test Manager consolidates the critical phases of software testing — planning, test requirements management, organization, execution, defect management and reporting — within a scalable, web-based system to assure local or distributed teams are sharing experience, resources and critical information.

Performance Test Management.  Borland SilkPerformer is an easy-to-use and cost-effective enterprise-class solution for automated software load, stress and performance testing in an open and accessible model. SilkPerformer enables the creation of powerful, realistic load tests of thousands of users running business scenarios across a broad range of popular enterprise application environments. Based only on a pool of shared “Virtual Users,” SilkPerformer removes the cost and complexity associated with other enterprise load testing solutions that restrict usage to one or, at most, several projects or teams.

Functional Test Automation.  Borland SilkTest is a cost-effective solution for automated functional and regression testing. Intuitive graphical user interface record and replay capabilities coupled with a stable, easy-to-use testing language allows test engineers to build functional and regression tests that will not break with minor changes to applications.

Continuous Build and Test Automation.  Borland Gauntlet is a continuous build and test automation product that improves visibility, software quality and developer productivity by proactively building and testing code, isolating defects, and reporting on key development metrics. Gauntlet institutes quality controls within existing version control processes to enable development teams to identify and isolate problems earlier in the application lifecycle — when the impact can be minimized — by automatically inspecting development artifacts every time a change is made or at desired intervals. Gauntlet also offers an open plug-in interface for custom and third-party tests, enabling users to automate anything from simple source code analyzers such as FindBugs or CheckStyle, to complex security vulnerability detection or license compliance enforcement solutions.

Modeling.  Borland Together is a family of role-based modeling products that drive greater efficiency and better quality across software development implementations. Together is designed to help reduce technical complexity and bridge the gap between business and IT organizations by providing a common set of visual languages with support for business process modeling, data modeling, application modeling and visualization, as well as comprehensive audits and metrics for both models and code.

Software Configuration and Change Management.  Borland StarTeam is a platform for coordinating and managing the entire software delivery process. StarTeam is designed to promote better team communication and collaboration through centralized control of project assets across distributed teams. StarTeam also includes integrated requirements management, change management, defect tracking, file versioning, threaded discussions, and project and task management.

CodeGear Development Products.  Our CodeGear division focuses on developing tools for individual developers and currently offers a number of IDE products for Java, .NET, Windows and Linux development. IDE products include Delphi, C++Builder and C#Builder, which are offered individually or together as part of Borland Developer Studio, our multi-language developer environment for Microsoft Windows and .NET applications. CodeGear also offers JBuilder, a cross-platform environment for building strong enterprise Java applications.

Deployment.  We provide application middleware for high-performance, low-latency, transaction-intensive applications. These include: VisiBroker, our common object request broker architecture; CORBA, a solution for distributed object computing and embedded devices; and Borland Enterprise Server/AppServer Edition, our J2EE 1.3 compliant application server.

Services

We offer services aimed at streamlining the path to software process improvement. Our services professionals use our Borland Accelerate Improvement Framework, our integrated implementation framework. The framework integrates three core elements — process, technology and skills development — to create solutions and manage change implementation. We offer a comprehensive and integrated set of consulting, education and technical support solutions to support organizations that are transforming their software delivery processes. These services are offered on a worldwide basis.

Service offerings include:

Technical Support.  Our technical support services are designed to ensure high availability and reliability of mission-critical software delivery platforms. Borland technical support teams serve all major regions of the world. The support teams are equipped to address not only Borland solutions but also complementary technologies, including partner products and open source components. Multiple information channels, including support.borland.com, and a set of self-service tools enable customers to search for the information they need. We offer varying levels of support programs for our customers and partners. Depending on the level of support program selected, we provide online case tracking and knowledge bases, telephone support and access to new versions of our products.

Consulting Services.  We offer consulting services designed to meet the needs of Global 2000 organizations. Our offerings include:

•	Process Consulting Services. Our process consulting services are designed to establish a process foundation for our customers’ software delivery platform. Process optimization begins with formal appraisals and informal checklists to help enterprises evaluate current performance and set realistic goals. Borland Services builds on these assessments by working with management teams to define optimal software delivery practices. We then combine workshops and consulting to define and operationalize the necessary changes into software processes. Throughout the engagement, Borland Services uses a customer-tailored approach for deliverables and actionable recommendations to establish processes designed to improve reliability, reduce defects, and improve productivity.

•	Technology Implementation Services. We offer integration services to streamline the assimilation of our solutions into an existing IT environment, thereby protecting existing investments. Borland Services works with enterprise teams to develop customized implementation plans, assess their ability to execute and, as necessary, fill gaps to provide additional leverage. Borland complements integration services with application and data migration services to successfully transition from an existing software development platform. We also offer packaged services, including QuickStart and Technical Account Management, designed to accelerate the rollout of the software delivery platform.

Education Services.  We offer a wide range of educational services such as computer-based, virtual instructor-led, e-seminar, onsite instructor-led, and open enrollment courses through our Borland University learning portal. The portal is a Web-based gateway, enabling enterprises to tailor a customized training program. Curricula are role-based and designed to map to customers’ use of our individual products and ALM suite. Product certification programs are also available.

Customers and Partners

Our current target customers for ALM solutions are IT organizations within the Global 2000 companies. Our customers operate across a diverse set of industries trying to meet numerous and complex needs, often with globally distributed development teams. Our go-to-market model for the Global 2000 companies is based on direct selling and leveraging a network of system integrators and third party resellers.

We have been developing global alliance partnerships with independent software vendors, or ISVs, global, regional and local system integrators, or SIs, to penetrate new accounts, expand our technology solutions and extend our capacity to provide professional services. Some of our partners use our technology within their development organizations. In addition, partners may incorporate our technology within their product solutions and/or sell or recommend our technology in conjunction with their products and services. We also have several partners who are Original Equipment Manufacturers, or OEMs. Our OEM partners both integrate and often resell our software around the world. Finally, we utilize service delivery partners to extend our capacity to provide professional services. We believe each type of partnership can potentially generate new sales opportunities, increase our deployment capacity and enhance our technology solutions.

Our CodeGear division targets end user developers, whether individually or as part of a group within an enterprise. The go-to-market model leverages a network of distributors, resellers and system integrators. CodeGear’s products and services help organizations large and small across the world. Our customers span industries ranging from the public sector and healthcare to telecommunications and financial service firms.

Sales and Marketing

Our sales strategy combines a direct sales organization with an established indirect sales channel. Our direct and SI sales resources generally target the following opportunities:

•	major accounts by named sales representatives;

•	smaller accounts by sales personnel on the basis of geography; and

•	a specific focus on global system integrators, to reach more customers through a comprehensive solution selling approach.

Our indirect sales channels generally sell products from our CodeGear division and consist of the following:

•	a worldwide network of independent distributors, dealers, value-added resellers, or VARs, specialty catalogue vendors and ISVs; and

•	our e-commerce Internet site.

We conduct operations and sell a substantial portion of our products outside the United States. In support of those efforts, we currently maintain international offices in a number of foreign countries and territories, including Australia, Canada, France, Germany, Japan, Singapore and the United Kingdom. International sales accounted for 52%, 57% and 61% of our total revenues in 2006, 2005 and 2004, respectively. Specifically, revenues in Europe, Asia and Canada/Latin America accounted for 33%, 12%, and 7% of our total revenue in 2006, respectively. Within Europe, revenue in Germany accounted for 10% of our total revenue in 2006. We did not have revenue in any other country which amounted to 10% or more of our total revenue in 2006. Additionally, we market and sell our products in international territories, including those not covered by any of our foreign offices, through independent distributors, sales agents, VARs and ISVs. No customer accounted for over 10% of total revenue in 2006, 2005, or 2004. While revenue recognition for our software licenses may be affected by numerous aspects of an arrangement, for the majority of our customer contracts, we recognize software license revenue upon shipment of product. Our policies are discussed extensively in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates. As of December 31, 2006, we had backlog sales orders, which would have been recognized as period revenue had those orders been shipped, totaling approximately $3.5 million of product licenses.

Our marketing and lead-generation activities are designed to support the above sales strategy, to drive awareness and create and foster sales leads for the previously-mentioned solutions, products and services, as well as increase visibility of the Borland brand and our Open ALM strategy.

Research and Development

We believe innovation, timeliness of product releases and high product quality are essential to maintain a competitive position. Consequently, we dedicate considerable resources to development efforts to enhance existing products and developing new products. The product development group is responsible for the design, development and release of product enhancements, upgrades and new products.

Our research and development efforts are directed at enhancing our current technology and products, especially ALM products. We devote a significant percentage of our operating expenses to research and development efforts. Research and development expenses in 2006, 2005 and 2004 were $70.2 million, $57.7 million and $68.1 million, respectively, representing 23%, 21% and 22%, respectively, of total revenue in those years. Rapid technological advances in software development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions and enhancements characterize the software markets in which we compete. A significant level of research and development is required to remain competitive and we expect to continue to commit substantial resources to product development and engineering in the future. In addition, our product development depends, in part, on licenses with third parties for technology that is incorporated into our products.

Competition

Our markets are intensely competitive. In the market for comprehensive software development solutions, we face competition from some of the largest software providers in the world, including IBM, Microsoft Corporation, Sun Microsystems, Inc., Hewlett-Packard Company, Computer Associates, BMC Software, Inc. and others. We also compete with smaller software companies including Serena Software, Inc., Compuware Corporation and Telelogic AB. These companies provide or have stated they intend to provide more comprehensive enterprise software development and integration solutions. We attempt to differentiate our products and solutions from those of our competitors based on cross-platform interoperability, breadth of our ALM offering, integration with process improvement and skills/educational services, total cost of ownership, product quality, performance, and reliability. In the market for our individual IDE products, we face competition from the same companies above, as well as open source initiatives, and several smaller companies. We compete in these markets on cross-platform interoperability, ability to integrate with other products, price, product quality, product functionality, brand, distribution and reputation.

Manufacturing

Our product development groups produce a set of master CD-ROMs or diskettes and documentation for our products, which are then released to manufacturing. All manufacturing and order fulfillment is performed by outside contractors under the supervision of Borland’s logistics organization. This process includes replication of CD-ROMs or diskettes, printing and production of documentation and packaging materials and assembly of final product packages for shipment to customers. Our products are sold in CD-ROM or diskette format with attached user documentation or delivered directly to customers via electronic download. Borland believes adequate supplies and sources exist for the raw materials used in the manufacturing of our products.

Intellectual Property

Our success depends upon our intellectual property. We rely on a combination of patents, copyrights, trademarks, and trade secret laws, as well as non-disclosure and other contractual agreements to protect our intellectual property. We currently have over 140 patents issued in the United States, which expire between 2010 and 2024.

Employees

As of December 31, 2006, we employed 1,168 employees, of which 818 were engaged in selling, general and administrative functions and 350 were engaged in research and development. We have also employed temporary contractors in foreign countries and within the United States. To our knowledge, none of our U.S. employees is subject to a collective bargaining agreement or represented by a labor union and we have never experienced a work stoppage. Employees of some of our foreign subsidiaries are represented by workers’ councils or other similar organizations as required or permitted by local law. We believe relations with employees are generally good.

Executive Officers

Our executive officers are appointed annually by our Board of Directors, or the Board, and serve at the discretion of the Board. Set forth below is certain information regarding our current executive officers:

Name	Position	Age

Tod Nielsen	President, Chief Executive Officer and Director	41
Erik E. Prusch	Senior Vice President and Chief Financial Officer	40
Gregory J. Wrenn	Senior Vice President, General Counsel and Secretary	45
David Packer	Senior Vice President, Worldwide Field Operations	42
Peter Morowski	Senior Vice President, Research and Development	48

Tod Nielsen.  Mr. Nielsen has served as President, Chief Executive Officer and director since November 2005. From June 2005 to November 2005, Mr. Nielsen served as Senior Vice President, Marketing and Global Sales Support for Oracle Corporation, an enterprise software company, where he was responsible for the marketing of the Oracle Database and Oracle Fusion Middleware product lines. From August 2001 to August 2004, Mr. Nielsen served in various positions, including Chief Marketing Officer and Executive Vice President, Engineering of BEA Systems, Inc., a provider of application infrastructure software. Mr. Nielsen joined BEA Systems after the acquisition of his private company, Crossgain, Inc., where he served as its Chief Executive Officer from June 2000 to August 2001. Mr. Nielsen currently serves on the board of directors of Fortify Software, Inc., a provider of software security products and Trolltech ASA, a provider of application development software. Mr. Nielsen holds a bachelor’s degree in Business Administration from Central Washington University.

Erik E. Prusch.  Mr. Prusch has served as Chief Financial Officer since November 2006. From February 2004 to November 2006, Mr. Prusch served as Vice President, Finance at Intuit, Inc., a provider of business and financial management software, in its Consumer Tax Group. From April 2001 to January 2004, Mr. Prusch served as Chief Financial Officer of Identix Incorporated, an identity solutions company. Mr. Prusch earned an MBA from the Stern School of Business at New York University and a bachelor’s degree in economics from Yale University.

Gregory J. Wrenn.  Mr. Wrenn has served as Senior Vice President, General Counsel and Secretary since October 2006. From November 2004 to October 2006, Mr. Wrenn was the Senior Vice President and General Counsel of Openwave Systems, Inc., a provider of software and related services for communications providers. From June 1999 to September 2004, Mr. Wrenn served as the Vice President, Deputy General Counsel, International of Yahoo! Inc., an internet company. Prior to Yahoo! Inc., Mr. Wrenn served as the Senior Corporate Counsel at Adobe Systems Incorporated, a software solutions company. Mr. Wrenn holds a JD from Boalt School of Law, University of California, Berkeley and a bachelor’s degree from the University of Washington.

David Packer.  Mr. Packer has served as Senior Vice President of Worldwide Field Operations since January 2007. From March 2005 to January 2007, Mr. Packer served as Vice President of the Americas. From September 2003 to March 2005, Mr. Packer served as the Vice President and Managing Director of the western region of PeopleSoft, Inc., an enterprise application software company. From February 1993 to September 2003, Mr. Packer was employed at JD Edwards & Company, an enterprise financial applications software company, where his most recent position was Vice President & General Manager for the western region. Mr. Packer holds a master’s degree from the Massachusetts Institute of Technology and a bachelor’s degree from Claremont McKenna College.

Peter Morowski.  Mr. Morowski has served as Senior Vice President of Research and Development since August 2006. From December 2002 to July 2006, Mr. Morowski served as Vice President Software for Dell, Inc. and from March 2001 to November 2002, Mr. Morowski served as Vice President Enterprise Software for Dell, Inc., a direct computer systems company. Prior to March 2001, Mr. Morowski served as Vice President and Chief Technology Officer of IBM/Tivoli Systems, Inc., a provider of systems management solutions, from February 2000 to February 2001. Mr. Morowski holds a bachelor’s degree in Engineering from Illinois Institute of Technology.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business

We are re-focusing the company to primarily focus on the development and distribution of enterprise software development solutions. If we are unable to successfully complete this change to the business quickly and smoothly, our operating results could be harmed.

Over the past several quarters we have been transforming our business to focus on Open Application Lifecycle Management, or ALM, solutions. Prior to the development of our ALM strategy, our principal business related to our integrated developer environment, or IDE, products. We will retain our IDE assets and operate this business as our CodeGear division for the foreseeable future. Our enterprise business focuses on the development and distribution of enterprise software development solutions, in contrast to our CodeGear division, which targets development tools for individual software developers. The risks of this change in focus include, among others:

•	Changes in go-to-market strategy. Our ALM offerings are sold to enterprises, whereas our CodeGear offerings are primarily sold to individual software developers. As a result, to achieve revenue growth with our ALM strategy, we must enhance our enterprise selling capability, increase sales force productivity and generally complete more large revenue, multi-product sales of our ALM solutions. We will also need to further define our product roadmaps and generally continue to evolve our ALM offerings. To do so, we must coordinate the efforts of our marketing, sales, services and research and development organizations to focus on the needs of large enterprises. These tasks are complicated, involve many people and processes, and require consistency and persistence in the market place to be effective. In addition, this enterprise-focused strategy involves different skills, partners and competencies than our historical IDE strategy, which focused principally on sales through distribution channels. If we fail to coordinate our efforts and deliver broader value to large enterprise customers, our operating results may suffer.

•	Changes in our sales organization and sales leadership. Our ALM strategy requires us to focus our sales effort on enterprise customers. To drive these changes, we will continue to make changes throughout our global sales force, particularly in Asia Pacific, or APAC, markets (other than Japan and Australia) where direct sales models are being replaced in some instances with indirect partner models. While we believe these changes will enhance our leadership in those regions, these efforts may prove unsuccessful in increasing our sales to enterprise customers.

•	Changes in our sales cycles. Sales to large enterprises often involve long and unpredictable sales cycles. We are becoming more dependent on large revenue, multi-product transactions to meet our revenue expectations. These transactions often have long sales cycles and we may be unable to accurately forecast revenues derived from these transactions. If we fail to accurately forecast revenues, we may not achieve the anticipated financial performance, which could harm our business and operating results.

•	Changes in our marketing strategy. As part of our change in focus, we continue to redefine our marketing strategy. We must increase lead generation and develop appropriate marketing programs targeted at the enterprise customer. As an organization, we are relatively new at this. If we are unable to develop effective marketing programs and increase our pipeline of sales opportunities, or if our sales organization in turn is unable to effectively convert leads into customers, our revenues will suffer.

•	Changes in our services organization. In 2006, we consolidated our consulting services and sales organizations to better focus on customer engagements. We also combined our technical support organization with our field operations organization to more closely align our efforts relating to customers. The implementation of these changes will continue to require careful planning and coordination to ensure we maintain customer satisfaction. In addition, such changes may result in the loss of key services personnel. In the event customer satisfaction is harmed or we lose key personnel, our business could be harmed.

While we believe the change in our business to focus on our ALM strategy is critical to growing our business, we may be unable to manage this change effectively and quickly and our business, results of operations, financial condition and prospects could be harmed. In addition, expenses associated with our restructuring and change of strategy will likely continue to have an adverse impact on our operating results at least through 2007.

Our failure to efficiently complete the separation of our CodeGear division from our enterprise business and effectively operate CodeGear could harm our operating results.

As announced in November 2006, we are retaining our IDE assets for the foreseeable future rather than selling them. We began operating this part of our business as our CodeGear division on January 1, 2007, however the separation of CodeGear from our enterprise business is a complicated process which is not yet complete. The process includes a worldwide analysis and plan to identify and separate personnel, customers and partner relationships, office space, intellectual property and other assets. This process requires time and effort of management and key personnel of both our enterprise business and CodeGear division who would otherwise be dedicated to running these respective businesses. There will continue to be other resources dedicated to facilitate the separation, including those relating to IT, development and systems for financial reporting and internal controls. While our goal is to separate CodeGear in a manner that is efficient for our CodeGear and enterprise businesses, there can be no guarantee that we will achieve these goals. Failure to implement this separation efficiently could have a material adverse effect on our overall business, results of operations and financial condition.

We have experienced significant changes in our senior management team and if we are not able to effectively integrate new senior management members, our business could be harmed.

There have been a number of significant changes in our senior management team, including the addition of our new Senior Vice President, Research and Development in August 2006, our new Senior Vice President and General Counsel in October 2006, our new Chief Financial Officer in November 2006 and our new Senior Vice President of Worldwide Field Operations in January 2007. As a result of these changes, we may not be able to effectively manage our business during this period of transition, especially in light of the changes in our strategy and related operations. As new senior personnel join us and become familiar with our business and systems, their integration could also disrupt our ongoing operations. There is a risk that the new management may not work effectively as a team, at least in the near term. During this transition in leadership and our business, our customers may defer purchasing our products or decide not to purchase them at all. We may experience employee distraction, or we may see increased competitive pressure as our competitors attempt to use this period of change to their advantage. If we are unable to effectively manage through this transition quickly and effectively, it could adversely affect our operating results.

Our failure to implement systems to meet the requirements and manage the large service projects necessary for our enterprise may result in delays in recognizing revenue on these projects and thus could harm our profit and adversely affect our results of operations.

Our enterprise business focuses on large, complex professional services agreements. Our inability to structure and manage services agreements may result in unanticipated changes to the timing of our services revenue. In addition, if we bundle services together with our license agreements, this may also affect the timing of recognizing our license revenue. We may need to implement new systems or upgrade current systems to manage these large, complex services agreements. If we fail to make appropriate changes to our existing systems or if our services agreements lead to unanticipated changes to the timing of revenue recognition, our results of operations could be harmed.

Our inability to forecast our revenue pipeline or convert revenue pipeline into contracts, especially given our increasing focus on enterprise customers, could increase fluctuations in our revenue and financial results.

We use a “pipeline” system, a common industry practice, to forecast sales and trends in our ALM business. Our sales personnel monitor the status of all potential transactions, including the estimated closing date and potential dollar amount of each transaction. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period. When customers delay purchasing decisions, reduce the amount of their purchases or cancel their purchases altogether, it will reduce the rate of conversion of the pipeline into contracts and our revenues will be harmed. In addition, because a substantial portion of our software license contracts close in the latter part of a quarter, we may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline into contracts in a timely manner. Our inability to respond to a variation in the pipeline or in the conversion of the pipeline into contracts in a timely manner, or at all, could cause us to plan or budget inaccurately and thereby could adversely affect our results of operations and financial condition.

We have begun to license our software directly to large enterprises and have experienced sales cycles that are substantially more lengthy and uncertain than those associated with our traditional business of licensing software through indirect and retail channels and more modest direct sales. As we focus on large transactions involving multiple elements, enterprise customers generally require us to expend substantial time, effort and money establishing a relationship and educating them about our solutions. Also, sales to enterprise customers generally require an extensive sales effort throughout many levels within the customer’s organization and often require final approval by several layers of executives, including the customer’s chief information officer, chief financial officer and/or other senior executives. These factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made in any particular quarter, or at all. We have experienced and expect to continue to experience delays and uncertainties in our sales cycles as well as increased up-front expenses in connection with our enterprise sales efforts. The timing of the execution of enterprise volume licenses could cause our results of operations to vary significantly from quarter to quarter, especially when we anticipate certain transactions will close in a particular quarter. Further, industry buying patterns suggest that larger transactions are frequently deferred until later in the quarter, creating increased difficulty in quarterly forecasting. If a sale is never completed despite months or even years of selling efforts, we will have expended substantial time, money and resources during the pre-sales effort without generating any revenue to offset these expenses. Finally, due to the complexity and time commitment necessary to pursue each of these transactions, we focus on a small number of proposed sales at any time and if we fail to complete any of these sales, our business, results of operations and financial condition would be negatively affected.

Because competition for qualified technical and management personnel is intense, we may not be able to recruit or retain qualified personnel, which could harm our business.

We believe our ability to successfully manage and grow our business and to develop new products depends, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled software engineers, sales personnel and management personnel. Competition for qualified technical and management personnel is intense, particularly in Silicon Valley, where our headquarters are located. Also, in the past some of our competitors have utilized their greater resources to provide substantial signing bonuses and other inducements to lure key personnel away from us. We employ a variety of measures to retain our key people, including granting of stock options and restricted stock and the use of bonuses, but these measures may not be sufficient.

We have experienced a relatively high rate of employee turnover and will be subject to continued risk of turnover given the changes we are experiencing. If we are unable to recruit and retain quality personnel, our ability to provide competitive products could be harmed. As a result, we may lose customers or may not achieve anticipated sales during a particular period. In addition, the loss of technical talent may result in the inability to ship new products or product upgrades at the times originally planned. If we experience delays in the shipment of new products or product upgrades, we may be unable to achieve anticipated sales during a particular period.

We have historically used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees’ interest with the interests of our stockholders while encouraging employee retention. The decline of our stock price over the last few years has made stock options a less attractive portion of our employee compensation program. As a result, we may find it increasingly difficult to attract, retain and motivate employees.

Our success is dependent upon our ability to enhance the quality and scalability of our various products, improve the integration and overall functionality of these products, and evolve our solution toward our ALM strategy.

We produce and sell a broad portfolio of products to manage the software development process. The market for these products is characterized by continuous technological advancement, evolving industry standards and changing customer requirements. A significant portion of our research and development focus is on integrating our many existing and recently acquired products into a cohesive ALM solution. Managing our development activities as we execute our change in strategy is complex and involves a number of risks, especially with respect to maintaining competitiveness across our individual products while at the same time bolstering the integration and functionality of our products. We may not be successful in designing and marketing new products, integrating acquired products, providing the necessary product enhancements or features to address increasingly sophisticated and varied needs of our customers or in enhancing the integration and functionality of our ALM platform. To be successful in this market, we will also need to be able to compete with several large and well-established companies with more experience in these markets.

Our customers use a wide variety of constantly changing hardware, software and operating platforms, adding to our development challenges. We will continue to invest significant resources to develop products for new or emerging software and hardware platforms in the server, desktop, mobile and other environments that may develop from time to time. However, there is a risk that a new hardware or software platform for which we do not provide products could rapidly grow in popularity. In particular, we believe that this risk is substantial for particular proprietary platforms and languages for which we may not be given economically feasible access or access at all. As a result, we may not be in a position to develop products for such platforms or may be late in doing so. If we fail to introduce new products that address the needs of emerging market segments or if our new products do not achieve market acceptance as a result of delays in development or other factors, our future growth and revenue opportunity could suffer.

If we are unable to maintain revenue levels for our deployment products, our financial results may be harmed.

We currently have a portion of our revenue attributable to our deployment products. These products are mature products and we primarily rely on new sales to existing customers, maintenance agreements with existing customers, compliance purchases through customer audits and sales through existing independent software vendors and original equipment manufacturers’ partners to generate revenue. We have experienced weakness and fluctuations in revenue from these products in the past and believe they will continue to be subject to commoditization. Our deployment products are generally based on older standards and technologies, which are used in a decreasing number of industries, networks and applications. We devote little marketing to these products and primarily rely on the effectiveness of the sales force and compliance teams to work with customers and partners to generate sales. There have been many changes in the sales force over the past several quarters, especially in Europe where we have historically generated a significant amount of revenue from our deployment products. If we are unable to maintain effective sales programs for our deployment products, or if existing customers migrate away from our deployment products, our business, results of operations and financial condition could suffer.

We may not be able to compete successfully against current and potential competitors.

Our markets are intensely competitive. In the market for comprehensive software development solutions, we face competition from some of the largest software providers in the world. For example, IBM, Microsoft, Sun Microsystems, Hewlett-Packard, Computer Associates and others provide or have stated they intend to provide comprehensive enterprise software development and integration solutions. Traditionally, we have partnered with some of these competitors to offer a broader solution to their or our customer base; however, as our partners and business strategy change, a larger market overlap may develop and some or all of these partnering arrangements could be adversely affected or terminated. Most of these competitors have substantially greater financial, management, marketing and technical resources than we have. In addition, many of our competitors have well established relationships with our current and potential customers, extensive knowledge of the market, substantial experience in selling enterprise solutions, strong professional services and technical support offerings and extensive product development, sales and marketing resources. As a result of their greater resources and established relationships, these competitors may be more successful than we are at developing and marketing products and solutions in our markets.

In addition, the markets for our CodeGear products are characterized by rapid change, new and emerging technologies, and aggressive competition. Some of our competitors include IBM, Microsoft and Sun Microsystems. We attempt to differentiate our products from those of our competitors based on interoperability, total cost of ownership, product quality, performance, level of integration and reliability. We may be unable to successfully differentiate our products from those of our competitors, or we may be unable to compete with the substantially greater resources many of our competitors have. If so, our business, results of operations and financial condition may suffer.

The complexity of accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could materially affect our financial results for a given period.

Although we use standardized agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-product license and services transactions. As our transactions have increased in complexity, particularly with the sale of larger, multi-product licenses, negotiation of mutually acceptable terms and conditions may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with Statement of Position 97-2, “Software Revenue Recognition,” as amended; however, more complex, multi-product license transactions require additional accounting analysis to account for them accurately. Errors in such analysis in any period could lead to unanticipated changes in our revenue accounting practices and may affect the timing of revenue recognition, which could adversely affect our financial results for any given period. If we discover that we have interpreted and applied revenue recognition rules differently than prescribed by generally accepted accounting principles in the U.S, we could be required to devote significant management resources, and incur the expense associated with an audit, restatement or other examination of our financial statements.

We, and our independent registered public accounting firm, have determined that we have a material weakness in our internal control over financial reporting as of December 31, 2006. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. We dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2006 and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation, or any attestation at all, by our independent registered public accounting firm. Additionally, management’s assessment of our internal control over financial reporting may identify deficiencies that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.

As reported in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006, management concluded that one of the two material weaknesses identified in our Form 10-K for the fiscal year ended December 31, 2005 had not been remediated as of December 31, 2006. Management concluded that as of December 31, 2006, we did not maintain an effective control environment based on the criteria established in Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, with respect to senior management’s role in promoting compliance with policies and procedures and the prevention or detection of the override of our controls. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Because of this material weakness, our management concluded that, as of December 31, 2006, we did not maintain effective internal control over financial reporting. PricewaterhouseCoopers LLP has issued an opinion stating that management’s conclusion that we did not maintain an effective internal control over financial reporting as of December 31, 2006 was fairly stated. This opinion is attached to this Annual Report.

We have taken measures to remediate the material weakness, which are discussed under Item 9A of this Annual Report, however not all of the newly designed controls have operated for a sufficient period of time to demonstrate operating effectiveness. We continue to monitor and assess our remediation activities to ensure the material weakness discussed above is remediated as soon as possible. However, there can be no assurance the material weakness discussed above will be remediated in the 2007 fiscal year or that there will not be additional material weaknesses or significant deficiencies in our internal controls.

Should we or our independent registered public accounting firm, determine in future fiscal periods that we have failed to remedy such material weaknesses and/or that we have additional material weaknesses in our internal control over financial reporting, the reliability of our financial reports may be impacted, and our results of operations or financial condition may be harmed and the price of our common stock may decline.

We have been unable to timely file our annual and quarterly reports as required by the Securities Exchange Act of 1934, and our continued inability to file these reports on time could result in your not having access to important information about us and the delisting of our common stock from the Nasdaq Global Market.

We were late in filing our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our Quarterly Reports on Forms 10-Q for the fiscal quarters ended March 31, 2006, June 30, 2006, and September 30, 2006. As a result, during the periods in which these reports were late, we were not in compliance with the continued listing requirements of the Nasdaq Global Market and, in some cases, with the SEC’s rules and regulations under the Securities Exchange Act of 1934. We are required to comply with these rules as a condition of the continued listing of our stock on the Nasdaq Global Market.

Although we are not currently late with respect to any annual or quarterly report, there can be no assurance that we will be able to file all such reports in the future in a timely manner. If we are unable to timely file these reports in the future, it may impede your access to important information about us and, in the case of a prolonged delay in filing, result in our common stock being delisted from the Nasdaq Global Market. Delisting could result in our common stock no longer being traded on any securities exchange or over-the-counter market and could impact its liquidity and price. In addition, if we were delisted, we would be in default under the senior convertible notes we issued in February 2007, which would cause the notes to become immediately due and payable.

We are in the midst of significant changes to our financial reporting and accounting team and systems, which may impact our ability to comply with our financial reporting and accounting obligations.

Our financial reporting and accounting team has undergone several personnel changes, including the departure of our Chief Financial Officer in the second quarter of 2006 and the hiring of our new Chief Financial Officer in November 2006. While we believe we have retained qualified individuals on an interim basis to assist us in complying with our financial reporting and accounting obligations as a public company, we are in the process of trying to fill certain positions with permanent employees, which we may not be able to do in a timely manner. During this transition period, we may have a difficult time attracting, recruiting and retaining qualified finance personnel. If we fail to staff our accounting and finance function adequately or maintain adequate internal control over financial reporting, we may be unable to report our financial results accurately or in a timely manner and our business, results of operations and financial condition may suffer.

We are in the process of implementing plans for reducing expenses and if we fail to achieve the results we expect, there will be a negative effect on our financial condition.

As a part of our restructuring plans, we are in the process of implementing plans to reduce expenses, which have included the consolidation of certain office locations, reductions in capital expenditures, reduction in discretionary spending, reduction in the work force and other cost cutting measures. If we experience difficulties in implementing these measures, it may be necessary to implement additional cost cutting measures. In addition, our plans to reduce expenses may not be completed in a timely manner or result in anticipated cost savings, which would impair our goal to achieve profitability and positive cash flow. In addition, we are currently operating at a net loss and there can be no assurance as to when we will return to profitability, if at all. In order to fund our ongoing operations in future periods it will be necessary for us to achieve profitability.

Consolidation in our industry or fluctuation in our stock price may impede our ability to compete effectively.

Consolidation continues to occur among companies that compete in our markets. Additionally, some of the largest software and hardware providers in the world have sought to expand their software and services offerings through acquisitions in the software development, deployment and integration space. For instance, in November 2006, Hewlett Packard acquired one of our competitors, Mercury Interactive. If these large providers, who have significantly greater financial, management, marketing and technical resources than we have, are successful in increasing their offerings in the software development market, our business will be subject to significant pressure and our ability to compete effectively harmed. Additionally, changes resulting from these and other consolidations may harm our competitive position, particularly as certain products, when offered as part of a bundled suite, are offered for free or are given away to sell more hardware, infrastructure components or information technology services.

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

We depend on licenses from third-party suppliers for some elements of our products such as various file libraries. In particular, we depend on technology licenses from Sun Microsystems for certain of our Java products, and we depend on licenses from Microsoft for our Delphi, C++, C#Builder and Borland Developer Studio products. If any of these licenses or other third-party licenses were terminated or were not renewed, or if these third-parties failed to notify us in a timely manner of any new or updated technology, we might not be able to ship such products as planned or provide support for such products, including upgrades. We would then have to seek an alternative to the third-party’s technology and, in some cases, an alternative may not exist. This could result in delays in releasing and/or shipping our products, increased costs by having to secure unfavorable royalty arrangements or reduced functionality of our products, which in turn could adversely affect our business, results of operations and financial condition.

Failure to manage our international operations could harm our results.

A substantial portion of our revenues are generated from international sales. In addition, a significant portion of our operations consist of activities outside the United States. We now have research and development facilities in several domestic and international locations, and we currently have a direct sales force in approximately twenty countries around the world. We have a complicated corporate structure, and historically have had geographically dispersed operational controls. In particular, we rely on personnel in our international locations to properly account for and manage our international operations, which introduce inherent difficulties in management and control. Given this, we have and may continue to experience difficulty in efficiently and effectively managing our dispersed and complicated organization. As a result, our results of operations may suffer. In addition, we are subject to other risks inherent in doing business internationally, including:

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

Some of our competitors, particularly those that are primarily hardware vendors or platform providers, generate a substantially greater proportion of their sales in markets in which we do not directly compete. We believe a number of these competitors view sales of software application lifecycle technologies as important to enhancing the functionality and demand for their core products. As a result, these companies often bundle software products that compete with our offerings, with products such as application servers, work stations, personal computers, operating systems databases and information technology services. When competitors do so, the effective price for their software products that compete with our software development platform/solutions are often heavily discounted or offered at no charge. This has required us to reduce the price of our products and related services in certain circumstances, sometimes to no avail. Similarly, industry alliances and arrangements exist or may be formed in the future under which our competitors ally with companies in markets in which we do not compete to bundle products. These arrangements may also result in lower effective prices for our competitors’ products than for our products, putting pressure on our business and diminishing our competitive position.

Our future success depends upon enhancing existing relationships and establishing new technology alliances.

The market for enterprise software application development and deployment solutions is broad, and our products and solutions must integrate with a wide variety of technologies. To be successful, we must continue to establish and enhance strategic alliances with a wide variety of companies in the software development ecosystem. Many of these companies have competitive products or have stated a desire to move broadly into the software development lifecycle space. In addition, many of these companies are competitive with one another and approach partnering with us cautiously. This has made it difficult in some cases to establish or enhance desired relationships or achieve intended objectives. We currently have a number of important strategic alliances and technology relationships with industry leaders. Where we have established working relationships, our allies may choose to terminate their arrangements with us where no binding contractual arrangements exist. The failure to develop or maintain our strategic alliances and technology relationships or our allies’ decision to opt out of their arrangements with us may impede our ability to introduce new products or enter new markets, and consequently harm our business, results of operations and financial condition.

Our products may contain unknown defects that could result in a loss of revenues, decreased market acceptance, injury to our reputation and product liability claims.

Software products occasionally contain errors or defects, especially when they are first introduced or when new versions are released. We cannot be certain that our products are currently or will be completely free of defects and errors. We could lose revenue as a result of product defects or errors, including defects contained in third-party products that enable our products to work. In addition, the discovery of a defect or error in a new version or product may result in the following consequences, among others:

•	delayed shipping of the product;

•	delay in or failure to ever achieve market acceptance;

•	diversion of development resources;

•	damage to our reputation;

•	product liability claims; and

•	increased service and warranty costs.

As we transition from selling individual IDE products towards selling enterprise-wide solutions, we also expect our products to become more critical to our customers. Thus, a defect or error in our products could result in a significant disruption to our customers’ businesses. In addition, as we transition to selling larger, more complex solutions, there is also the risk that our current products will not prove scalable without substantial effort. In addition, there could be a market perception that our products are too complex. If we are unable to develop products that are free of defects or errors or if our products are not able to scale across an enterprise or are perceived to be too complex to scale across an enterprise, our business, results of operations and financial condition could be harmed.

Third-party claims of intellectual property infringement may subject us to costly litigation or settlement terms or limit the sales of our products.

From time to time, we receive notices claiming that we have infringed a third-party’s patent or other intellectual property right. We expect that software products in general will increasingly be subject to these claims as the number of products and competitors increase, the functionality of products overlap and as the patenting of software functionality becomes more widespread. Further, the receipt of a notice alleging infringement may require in some situations a costly opinion of counsel be obtained to prevent an allegation of intentional infringement. Regardless of its merits, responding to any claim can be time consuming and costly and divert the efforts of our technical and management personnel. In the event of a successful claim against us, we may be required to pay significant monetary damages, including treble damages if we are held to have willfully infringed, discontinue the use and sale of the infringing products, expend significant resources to develop non-infringing technology and/or enter into royalty and licensing agreements that might not be offered or be available on acceptable terms. If a successful claim was made against us and we failed to commercially develop or license a substitute technology, our business, results of operations and financial condition could be harmed. In addition, we may not have insurance coverage for these types of claims or our insurance coverage for these types of claims may not be adequate.

If we are unable to protect our intellectual property, we may lose valuable assets.

As a software company, our intellectual property rights are among our most valuable assets. We rely on a combination of patent, copyright, trademark, trade secrets, confidentiality agreements and other contractual arrangements and other methods to protect our intellectual property rights, but these measures may provide only limited protection. The protective steps we have taken may be inadequate to deter misappropriations of our intellectual property rights. In addition, it may be possible for an unauthorized third-party to reverse-engineer or decompile our software products. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights, particularly in certain international markets, making misappropriation of our intellectual property more likely. Litigation may be necessary to protect our intellectual property rights, and such litigation can be time consuming and expensive.

Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition.

In February 2007, we issued an aggregate principal amount of $200,000,000 in 2.75% Convertible Senior Notes due in 2012. The level of our indebtedness, among other things, could:

•	require us to dedicate a portion of our expected cash flow or our existing cash to service our indebtedness, which would reduce the amount of our cash available for other purposes, including working capital, capital expenditures and research and development expenditures;

•	make it difficult for us to incur additional debt or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;

•	limit our flexibility in planning for or reacting to changes in our business;

•	limit our ability to sell ourselves or engage in other strategic transactions;

•	make us more vulnerable in the event of a downturn in our business; or

•	place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

If we experience a decline in revenue due to any of the factors described in this section entitled “Risk Factors,” or otherwise, we could have difficulty paying amounts due on our indebtedness. Although the convertible senior notes mature in 2012, the holders of the convertible senior notes may require us to repurchase their notes prior to maturity under certain circumstances, including specified fundamental changes such as the sale of a majority of the voting power of the company. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of the convertible senior notes, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any other indebtedness that we may have outstanding at such time. Any default under our indebtedness could have a material adverse effect on our business, operating results and financial condition.

Conversion of the convertible senior notes will dilute the ownership interests of existing stockholders.

The terms of the convertible senior notes permit the holders to convert the notes into shares of our common stock. The convertible senior notes are convertible into our common stock initially at a conversion price of $6.38 per share, which would result in an aggregate of approximately 31.4 million shares of our common stock being issued upon conversion, subject to adjustment upon the occurrence of specified events, provided that the total number of shares of common stock issuable upon conversion, as may be adjusted for fundamental changes or otherwise, may not exceed approximately 39.2 million shares. The conversion of some or all of the convertible senior notes will dilute the ownership interest of our existing stockholders. Any sales in the public market of the common stock issuable upon conversion could adversely affect prevailing market prices of our common stock.

Each $1,000 of principal of the convertible senior notes is initially convertible into 156.86 shares of our common stock, subject to adjustment upon the occurrence of specified events. However we may seek to obtain stockholder approval to settle conversions of the notes in cash and shares of common stock, which approval would require the vote of a majority of shares of our common stock at a stockholder meeting duly called and convened in accordance with our organizational documents, applicable law and the rules of the Nasdaq Global Market.

In addition, holders may convert their convertible senior notes prior to maturity if: (1) the price of our common stock reaches $8.29 during specific periods of time, (2) specified corporate transactions occur or (3) the trading price of the notes falls below a certain threshold. As a result, although the convertible senior notes mature in 2012, the holders may require us to convert the notes prior to maturity. As of the date this Annual Report on Form 10-K was filed with the Securities and Exchange Commission, none of the conditions allowing holders of the notes to convert had occurred.

Under the terms of the 2.75% Convertible Senior Notes due 2012, events that we do not control may trigger conversion rights that, if exercised, may have an adverse effect on our liquidity.

Holders of our convertible senior notes due 2012 will have the right to require us to repurchase the notes upon the occurrence of a fundamental change of Borland, including some types of change of control transactions. We may not have sufficient funds to repurchase the notes in cash or to make the required repayment at such time or have the ability to arrange necessary financing on acceptable terms. In addition, upon conversion of the notes, if we have received approval from our stockholders to settle conversions of the notes in cash and shares of our common stock, we will be required to make cash payments to the holders of the notes equal to the lesser of the principal amount of the notes being converted and the conversion value of those notes. Such payments could be significant, and we may not have sufficient funds to make them at such time. Our failure to repurchase the notes or pay cash in respect of conversions when required would result in an event of default.

Our rights plan and our ability to issue additional preferred stock could harm the rights of our common stockholders.

In October 2001, we adopted our stockholder rights plan and currently each share of our outstanding common stock is associated with one right. Each right entitles the registered stockholder to purchase 1/1,000 of a share of our Series D Junior Participating Preferred Stock at an exercise price of $80.00.

The rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces acquisition of or tender offers for 15% or more of our common stock. For a limited period of time following the announcement of any such acquisition or offer, the rights are redeemable by us at a price of $0.01 per right. If the rights are not redeemed, each right will then entitle the holder to purchase common stock having the value of twice the then-current exercise price. For a limited period of time after the exercisability of the rights, each right, at the discretion of our board of directors, may be exchanged for either 1/1,000 share of Series D Junior Participating Preferred Stock or one share of common stock. The rights expire on December 19, 2011.

Pursuant to our restated certificate of incorporation, our board of directors has the authority to issue up to 850,000 shares of undesignated preferred stock and to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock and to fix the number of shares constituting any series and the designation of such series, without the consent of our stockholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the holders of common stock.

The issuance of Series D Junior Participating Preferred Stock or any preferred stock subsequently issued by our board of directors, under some circumstances, could have the effect of delaying, deferring or preventing a change in control. For example, an issuance of shares of our preferred stock could:

•	adversely affect the voting power of the stockholders of our common stock;

•	make it more difficult for a third party to gain control of us;

•	discourage bids for our common stock at a premium;

•	limit or eliminate any payments the stockholders of our common stock could expect to receive upon our liquidation; or

•	otherwise adversely affect the market price of our common stock.

Specifically, some provisions may deter tender offers for shares of common stock, which may be attractive to stockholders, or deter purchases of large blocks of common stock, thereby limiting the opportunity for stockholders to receive a premium for their shares of common stock over the then-prevailing market prices.

Provisions of our certificate of incorporation and bylaws might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that our stockholders may deem advantageous. These provisions:

•	authorize the issuance of “blank check” preferred stock by our board that could increase the number of outstanding shares and discourage a takeover attempt;

•	limit the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that our board is expressly authorized to amend our bylaws, or enact such other bylaws as in their judgment may be advisable; and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, certain of our named executive officers and certain other executives have entered into change of control severance agreements, which were approved by our compensation committee. These agreements would likely increase the costs that an acquiror would face in purchasing us and may thereby act to discourage such a purchase.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth the location, approximate square footage and use of each of the principal properties we occupy as of December 31, 2006:

	Approximate
	Square
Location	Footage	Use

Scotts Valley, California — Enterprise Way	149,627	Sales, general and administrative and research and development
Cupertino, California	85,247	Corporate headquarters, sales, general and administrative and research and development
Atlanta, Georgia	39,839	Sales, customer support and research and development
Singapore	24,210	Sales, general and administrative and research and development
Santa Ana, California	21,622	Sales, research and development
Amstelveen, the Netherlands	14,978	Sales, customer support
Twyford, United Kingdom	13,956	Sales, general and administrative
Belfast, United Kingdom	13,097	Technical support
Austin, Texas	11,936	Research and development
St. Petersburg, Russia	6,948	Research and development

We lease or sublease all of these properties. The leases expire at various times through 2021.

We lease office space in other cities in the United States as well as in Europe, Canada, Brazil and various countries in Asia. Our existing facilities are adequate to meet our current and projected needs. We presently have excess facilities under lease, and we are actively negotiating the sublease for some of these lease commitments.

ITEM 3.	LEGAL PROCEEDINGS

In the fourth quarter of 2006, we resolved the complaint filed by Rich Knudsen, a former employee of the company, in the Superior Court for Santa Cruz County, California (Case No. CV151237) and our cross-complaint filed in response. The complaint alleged that we failed to pay Mr. Knudsen commissions out of a transaction with one of our customers. The complaint alleged causes of action against the company for fraud, breach of contract, unpaid wages, unfair business practices under the California Business and Professions Code and breach of the implied covenant of good faith and fair dealing, and was amended to include a claim for wrongful termination in violation of public policy. Our cross-complaint against Mr. Knudsen was based upon his conduct at the time of his employment termination. The cross-complaint alleged causes of action against Mr. Knudsen for breach of contract, breach of the covenant of good faith and fair dealing, conversion and trespass to personal property. Mr. Knudsen also filed a complaint with the United States Department of Labor, Occupational Safety and Health Administration (“OSHA”), alleging discriminatory employment practices under the Sarbanes-Oxley Act of 2002 (the “Act”), claiming that he made protected complaints under the Act, and that his employment was terminated as a result. The OSHA investigation was also resolved.

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

No matters were submitted to a vote of our stockholders, through a solicitation of proxies or otherwise, during the fourth quarter of fiscal 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Stock Market under the symbol “BORL.” According to the records of our transfer agent and registrar, Mellon Investor Services, L.L.C., we had 2,267 stockholders of record of our common stock as of February 28, 2007. We do not currently pay cash dividends. We intend to retain future earnings for use in our business, and therefore, do not anticipate paying cash dividends in the foreseeable future.

The following table sets forth the high and low closing price per share of our common stock as reported on the Nasdaq Stock Market for the periods presented below:

	High	Low

Fiscal 2005
First Quarter	$11.46	$7.67
Second Quarter	$8.03	$5.33
Third Quarter	$6.92	$5.61
Fourth Quarter	$6.68	$5.05
Fiscal Year	$11.46	$5.05

Fiscal 2006
First Quarter	$6.77	$5.15
Second Quarter	$5.54	$4.91
Third Quarter	$6.00	$5.07
Fourth Quarter	$6.15	$5.05
Fiscal Year	$6.77	$4.91

As of March 2, 2007, the most recent practicable date prior to the filing of this Form 10-K, the closing sale price of a share of our common stock was $5.04.

Purchases of Equity Securities

Discretionary Stock Repurchase Program

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

No shares were repurchased through our Discretionary Program during the year ended December 31, 2006. The Discretionary Program is currently in effect and at December 31, 2006, $59.3 million remains authorized for future repurchases. In connection with the Convertible Senior Notes offering in February 2007, we repurchased $30.0 million of common stock. We do not currently anticipate repurchasing additional shares of our common stock in the foreseeable future.

The shares shown as repurchased in the table below were surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards. Below is a summary of these transactions for the three months ended December 31, 2006:

PURCHASES OF EQUITY SECURITIES(1)

				(d)
			(c)	Maximum Number
			Total Number	(or Approximate
	(a)		of Shares	Dollar Value) of
	Total	(b)	Purchased as	Shares that May
	Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced	Under the Plans
Period	Purchased(2)	per Share	Plans or Programs	or Programs
				(in thousands)

Beginning dollar value available to be repurchased as of September 30, 2006(3)				$59,332
October 1, 2006 — October 31, 2006	27,613	$5.82	—	—
November 1, 2006 — November 30, 2006	256	$5.36	—	—
December 1, 2006 — December 31, 2006	2,982	$5.45	—	—
Total shares repurchased	30,851	$5.78	—	—
Ending dollar value available to be repurchased under the Discretionary Program as of December 31, 2006				$59,332

(1)	This table shows repurchased made pursuant to the Discretionary Program described above. Additional information is provided under Note 10 of the notes to Consolidated Financial Statements.

(2)	Consists of shares of restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards.

(3)	Consists of $59,332,000 available for repurchase under our Discretionary Program.

10b5-1 Repurchase Program

In August 2003, our Board of Directors authorized a 10b5-1 stock repurchase program whereby up to 1,000,000 shares or $15 million worth of our outstanding common stock, whichever comes first, may be repurchased with a per day trading limit of 2,000 shares. The program was announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2003. The 10b5-1 Program expired during the third quarter of 2005 when the accumulated total number of shares repurchased under the program reached its authorized maximum of 1,000,000 shares. No shares were repurchased through our 10b5-1 Program during the year ended December 31, 2006.

During the year ended December 31, 2005, we repurchased 298,000 shares at an average price of $7.42 per share for total consideration of $2.2 million. During the year ended December 31, 2004, we repurchased 502,000 shares at an average price of $9.36 per share for total consideration of $4.7 million.

EQUITY COMPENSATION PLAN INFORMATION

The information required under Item 201(d) of Regulation S-K (17 CFR 229.201) s incorporated herein by reference to the information contained in the section captioned “Equity Compensation Plan Information” in the Proxy Statement.

PERFORMANCE GRAPH

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

Five Year Summary

	Fiscal Year
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Selected Consolidated Statements of Operations Data
Total revenues	$304,660	$276,743	$309,548	$295,236	$244,579
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges(a)	$22,073	$20,611	$9,841	$32,758	$4,574
Operating income (loss)	$(53,093)	$(34,975)	$18,674	$(39,934)	$19,131
Other income (charge) items(b)	$1,658	$4,372	$—	$500	$(2,916)
Net income (loss)	$(51,953)	$(29,832)	$11,370	$(40,544)	$17,360
Net income (loss) per share — basic	$(0.67)	$(0.38)	$0.14	$(0.51)	$0.24
Net income (loss) per share — diluted	$(0.67)	$(0.38)	$0.14	$(0.51)	$0.23
Shares used in computing basic income (loss) per share	77,096	77,557	80,425	80,249	71,423
Shares used in computing diluted income (loss) per share	77,096	77,557	82,052	80,249	74,769

	Fiscal Year
	2006	2005	2004	2003	2002

Selected Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$55,317	$175,078	$221,198	$202,646	$296,156
Total assets	$443,899	$464,530	$515,283	$511,789	$433,126
Total long-term obligations	$15,689	$15,514	$8,930	$7,156	$3,938

(a)	Charges consisted of net restructuring costs resulting from workforce reduction activities and facility lease exit costs, amortization of other intangibles, acquisition-related expenses, acquired in-process research and development expenses and earn-out provisions associated with previous company and technology acquisitions.

(b)	Other income consisted of a gain on sale of fixed assets and gains or collections on investments previously written down or written off.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Borland is a leading vendor of Open Application Lifecycle Management solutions, or ALM, which represents the segment of the ALM market in which vendors’ solutions are flexible enough to support a customer’s specific processes, tools and platforms. Open ALM is a new, customer-centric approach to helping IT organizations transform software delivery into a managed, efficient and predictable business process. We offer a combination of software products as well as consulting and education services to help our customers better manage the growing complexity of software development. Our goal is to provide customers with a foundation which will allow them to consistently deliver software on-time, on-budget and with increased business value.

Borland’s solutions address four critical ALM processes: Project & Portfolio Management, Requirements Definition & Management, Lifecycle Quality Management and Software Change Management. Each solution can play an important role in helping enterprises manage the complexity of software development and delivery, by providing business, development and operational teams with increased visibility and control over all phases of the software lifecycle. We believe this is especially crucial for large enterprises working within heterogeneous and distributed environments.

We have been evolving our business and strategy in recent years in response to the many changes occurring in the software industry and specifically in our market. In a March 2005 study, IDC forecasted the ALM market to grow to $3.3 billion in 2009, achieving a 9.2% compound annual growth rate between 2004 and 2009. In order to capitalize on the ALM market growth, over the past several quarters we have made changes to our overall product portfolio, our worldwide services organization, our R&D investments, as well as our global sales and marketing models to reflect our Open ALM vision and product strategy. As part of this transformation, we have shifted our focus from selling individual stand-alone products to selling more multi-product, enterprise-class solutions. Our ALM enterprise solution selling represents approximately 58% of our overall 2006 revenue and is the main driver of our growth.

Recent Developments

In February 2007, we completed a debt offering. We issued 2.75% Convertible Senior Notes due 2012 in the aggregate principal amount of $200 million to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. We used approximately $30 million of the net proceeds from the sale of the notes to repurchase approximately 5.9 million shares of our common stock. We intend to use the balance of the net proceeds for general corporate purposes, including potential opportunistic acquisitions.

In November 2006, we announced we had not located an acceptable buyer for the part of our business focused on our integrated developer environment, or IDE, products. We began operating this business as a distinct division named CodeGear on January 1, 2007. The IDE business represented approximately 25 percent of our total revenue in 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The application of GAAP requires us to make estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Changes in these accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by us. To the extent there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations will be affected.

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, and contingencies and litigation, among others. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances.

In addition to these estimates and assumptions which are utilized in the preparation of historical financial statements, we make assumptions and estimates as to the timing and amount of future revenue. Specifically, our sales personnel monitor the status of proposals, including the estimated closing dates and potential dollar amounts. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period as the estimates and assumptions were made using the best available data at the time, which is subject to change. The inability to properly estimate the timing and amount of future revenue could significantly affect our future operations. A variation in the pipeline or in the conversion rate of the pipeline into contracts could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations. To be specific, an enterprise software financial model includes expenses which are substantially fixed in the near-term and revenue which may vary significantly from quarter to quarter. Revenue is typically recorded in the latter part of a given quarter; therefore, we may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline in a timely manner, and such delays may adversely and materially affect our business, financial condition or results of operations.

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our consolidated financial statements. Our management has discussed the development and selection of those critical accounting polices and estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosures related to our critical accounting policies and estimates in this report.

Revenue Recognition

We derive revenue from licenses of our software and sales of related services, which include, post-contract customer support, or PCS, consulting and education.

We recognize license fees on contracts, which do not involve significant implementation or integration essential to the functionality of our products upon delivery when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is probable. For arrangements with multiple elements, we determine the value for services based upon vendor specific objective evidence, or VSOE, in accordance with American Institute of Certified Public Accountants Statement of Position, “Software Revenue Recognition,” or SOP 97-2, and related accounting literature. VSOE for the consulting services element is based upon the standard rates we charge for services, given the complexity of the services and experience of the professional performing the services, or the amount charged on similar transactions. VSOE for annual PCS is based on the stated future renewal rates included in the contracts, the amount charged on a similar transaction or other specific evidence. We recognize revenue for the license portion of a multiple element arrangement based upon the residual contract value as prescribed by SOP No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine the collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of payment. If we determine that a fee is not fixed or determinable, we defer the fee and recognize revenue as the fee becomes due. We generally recognize revenue for software licensed for a specific time period, or license term, ratably over the term of the license.

Historically, we developed solutions providing specific functionality to certain hardware vendors. These solutions may involve significant implementation or integration essential to the functionality of our products. We recognize license and service revenues associated with contracts involving significant implementation, integration or new functionality, either on a percentage-of-completion basis or a completed-contract basis depending on whether or not we can obtain reliable estimates of the costs to complete the work. Percentage-of-completion accounting often involves complex accounting decisions, judgments and estimates regarding future costs and recoverability of unbilled amounts. We classify revenues from these arrangements as license and/or service revenues, based upon the estimated fair value of each element based upon VSOE. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” During 2006, 2005 and 2004 we did not account for any consulting contracts on a completed-contract basis.

Service revenues from consulting and education services related to the implementation of our software are recognized when services are performed. Service revenues from our process consulting are recognized based on when services are performed or when certain milestones have been met, depending on our arrangement with the customer. For process consulting services, we recognize revenue in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104.

Service revenue from PCS is recognized ratably over the support period, which is generally one year.

Net revenue on our products held by our distributors is recognized upon sell-through to their customers and we maintain allowances for returns for all unsold products held by our distributors. Additionally, we maintain allowances for product returns from our channel resellers and end users, whose revenues are recognized on a sell-in basis, based upon historical return rates, current economic trends, changes in customer demand and acceptance of our products. Management makes significant judgments and estimates when establishing our sales returns and other allowances, especially when concerning channel resellers. The provision for sales returns and rebates amounted to $(2.4) million, $2.7 million and $2.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. The reserve for sales returns and rebates was $2.2 million and $4.0 million as of December 31, 2006 and 2005, respectively. The provision for sales returns and rebates is recorded as a reduction to license and other revenues in the period that the accrual is considered necessary. The reserve balance is recorded on the balance sheet as an accounts receivable allowance. If future returns and rebates increase over historical levels, additional allowances may be required.

As we continue to focus our business on the ALM market and enterprise solution selling, we will continue to become more dependent on large, multi-product transactions to meet our revenue expectations. These transactions typically involve longer sales cycles and the timing of these deals could cause fluctuations in our quarterly results of operations and cash flows.

Accounting for Acquisitions

In April 2006, we completed the acquisition of Segue Software, Inc., or Segue. Segue was a Massachusetts-based provider of quality and testing solutions that defined, measured, managed and improved software quality throughout the entire application lifecycle. The purchase price was approximately $115.9 million and consisted of fixed consideration of $105.4 million in cash used to purchase all of Segue’s outstanding common shares, $8.1 million in cash paid to eligible Segue employees who held vested common stock options on the closing date of the acquisition and $2.5 million of direct acquisition-related costs. Cash acquired in the acquisition was $13.5 million. The results of operations for Segue have been included in our consolidated financial statements from the date of acquisition.

In October 2005, we completed the acquisition of privately held Legadero, a Texas-based provider of information technology management and governance solutions for software development and delivery. The purchase price consisted of fixed consideration of $7.5 million in cash plus contingent consideration of $5.4 million for retention payments to be earned through the continued employment of certain key employees. This contingent consideration vests and will be paid over a two-year period or earlier under certain circumstances and will be recognized as compensation expense in the period earned. In addition, we incurred $0.1 million of acquisition-related costs subsequent to the completion of the acquisition. Options to purchase 378,000 shares of common stock pursuant to our 2003 Supplemental Stock Option Plan were issued to Legadero employees who became Borland employees. These options vest over a four-year period. Cash acquired in the acquisition was $0.3 million. The results of operations for Legadero have been included in our consolidated financial statements from the date of acquisition.

In January 2005, we completed the acquisition of privately held TeraQuest, a Texas-based consulting firm focusing on software improvement, quality assurance and risk management for corporate and government software organizations. The purchase price consisted of fixed consideration of $5.4 million in cash and $0.5 million of acquisition-related costs. The contingent consideration includes cash retention payments of $1.3 million to be earned through the continued employment of certain key employees. This contingent consideration vested over a two-year period. In addition, $0.9 million of restricted stock, which will vest over a four-year period, was issued to certain TeraQuest key employees upon the closing. Cash acquired in the acquisition was $1.5 million. Results of operations for TeraQuest have been included in our consolidated financial statements from the date of acquisition.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangibles,” or SFAS 142, we test goodwill for impairment on an annual basis as well as when circumstances indicate a possible impairment. Impairment testing of goodwill is performed in two steps. First, the carrying value of the reporting unit is compared to the fair value of the reporting unit including the goodwill. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, we perform the second step. The second step of the impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of the goodwill, the impairment loss shall be recognized as an operating expense in an amount equal to that excess. We performed our goodwill impairment testing in the third quarter of 2006 based on a single reporting unit and concluded there was no impairment as of September 30, 2006. The market capitalization method was the primary method used to determine the fair values for SFAS 142 impairment purposes. We considered the establishment of two segments as a triggering event under FAS 142 and performed a goodwill allocation and impairment analysis for our new fiscal year 2007 segments (Enterprise and CodeGear). We used the cash flow method in determining fair values for goodwill allocation and impairment purposes and concluded there was no impairment for the goodwill allocated to each segment. We did not record impairment to goodwill during 2006, 2005 or 2004. Refer to Note 4 of notes to Consolidated Financial Statements in Item 15 for further discussion of the valuation of goodwill and intangible assets.

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

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management specifically analyzes accounts receivable, historical bad debt patterns, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our gross accounts receivable balance was $67.6 million and $61.6 million as of December 31, 2006 and 2005, respectively. Our allowance for doubtful accounts was $3.2 million and $3.2 million as of December 31, 2006 and 2005, respectively.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Shared-Based Payment” (“SFAS 123R”), using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method, we recognize stock-based compensation expense for all share-based payment awards granted after January 1, 2006 and granted prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and recognize compensation cost for only those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payment awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and, accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility, and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 11 to the Consolidated Financial Statements in Item 15 for a further discussion on stock-based compensation.

Impairment or Disposal of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, we evaluate the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. SFAS 144 requires recognition of impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be disposed. Fair market value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment was recorded in 2006, 2005 and 2004.

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

Contingencies

Our current estimated range of liability related to pending litigation is based on claims which management has determined have a reasonable probability of resulting in payment by us and for which management can estimate the loss amount or range of amounts. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the outcome and loss amount or range of loss of pending litigation and demands, management is unable to make a determinative estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and demands, and revise our estimates, record new estimates or remove previously recorded estimates accordingly. Such updates to our estimates of the potential liability could materially impact our results of operations and financial position.

Determining Functional Currencies for the Purpose of Consolidation

We have numerous foreign subsidiaries, which together accounted for 52% of our total revenues in 2006 and 21% of our total assets and 32% of our total liabilities as of December 31, 2006.

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

Based on our assessment of the factors discussed above, we consider the subsidiary’s local currency to be the functional currency for each of our international subsidiaries. Accordingly, we had cumulative translation gains of $9.1 million and $6.5 million, which were included as part of cumulative other comprehensive income within our balance sheet at December 31, 2006 and 2005, respectively. During 2006, we recorded net unrealized foreign currency gains totaling $2.5 million as part of other comprehensive income on the balance sheet, which included translation gains and losses associated with our foreign subsidiaries. During 2005, we recorded net unrealized foreign currency losses totaling $6.1 million. During 2004, we recorded net unrealized foreign currency gains totaling $3.1 million. Had we determined that the functional currency of our subsidiaries was the United States dollar, these translation gains and losses would have been included in our results of operations for each of the years presented.

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar and the significance of the assets, liabilities, revenues and expenses denominated in foreign currencies. These currencies have included the Japanese Yen, the Euro, the United Kingdom Pound Sterling, Chinese Yuan, Korean Won, Brazilian Real, Russian Ruble, Indian Rupee and Australian, New Zealand, Canadian, Singapore and Hong Kong dollars. Any future translation gains or losses could differ significantly from those we have experienced in recent years. In addition, if we determine that a change in the functional currency of one of our subsidiaries has occurred at any point in time or we sell or liquidate one of our subsidiaries, we would be required to include any translation gains or losses from the date of change in our statement of operations. Our foreign currency forward exchange contracts are discussed under Foreign Currency Risk in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Recent Accounting Pronouncements

Refer to Note 2 of the notes to Consolidated Financial Statements in Item 15 for a full description of recent accounting pronouncements including the expected dates of adoption and effects on our financial position, results of operations and cash flows.

Results of Operations

The following table presents our Consolidated Statements of Operations data and the related percentage of total revenues for 2006, 2005 and 2004 (dollars in thousands):

	2006		2005		2004

License and other revenues	$165,886	54%	$163,182	59%	$214,021	69%
Service revenues	138,774	46	113,561	41	95,527	31

Total revenues	304,660	100	276,743	100	309,548	100

Cost of license and other revenues	7,439	2	8,884	3	9,426	3
Cost of service revenues	55,381	18	40,491	15	25,963	8
Amortization of acquired intangibles and other charges	6,972	2	10,043	4	9,718	3

Cost of revenues	69,792	23	59,418	21	45,107	15

Gross profit	234,868	77	217,325	79	264,441	85

Selling, general and administrative	195,710	64	174,002	63	167,833	54
Research and development	70,178	23	57,687	21	68,093	22
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges	22,073	7	20,611	7	9,841	3

Total operating expenses	287,961	95	252,300	91	245,767	79

Operating income (loss)	(53,093)	(17)	(34,975)	(13)	18,674	6
Gain on investments, net	—	—	4,372	2	—	—
Gain on sale of fixed assets	1,658	1	—	—	—	—
Interest and other income, net	2,004	1	5,155	2	1,734	1

Income (loss) before income taxes	(49,431)	(16)	(25,448)	(9)	20,408	7
Income tax provision	2,522	1	4,384	2	9,038	3

Net income (loss)	$(51,953)	(17)%	$(29,832)	(11)%	$11,370	4%

Total Revenue

The following table presents our total revenue for 2006, 2005 and 2004 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2006	$	%	2005	$	%	2004

Total revenues	$304,660	$27,917	10%	$276,743	$(32,805)	(11)%	$309,548

We derive revenue from licenses of our software and the sale of related services. No single customer represented greater than 10% of our total revenues in 2006, 2005 and 2004.

License and Other Revenue by Product

We have three major product categories: Application Lifecycle Management, or ALM, which includes our Tempo, Caliber, Together, StarTeam, Silk and Gauntlet products; Deploy Product Group, or DPG, which includes our Visibroker and AppServer products; and Integrated Development Environment or IDE tools operated out of our CodeGear division, which include our JBuilder, Delphi, C++, C# Builder, Turbo, and Interbase products.

	For the Twelve Months Ended				For the Twelve Months Ended
	December 31, 2006				December 31, 2005
	ALM	DPG	IDE	Total	ALM	DPG	IDE	Total

License and other revenues	$85,030	$29,224	$51,632	$165,886	$52,059	$50,923	$60,200	$163,182
Service revenues	90,352	24,373	24,049	138,774	59,061	24,201	30,299	113,561

Total	$175,382	$53,597	$75,681	$304,660	$111,120	$75,124	$90,499	$276,743

License and Other Revenue

The following table presents our license and other revenue for 2006, 2005 and 2004 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2006	$	%	2005	$	%	2004

License and other revenues	$165,886	$2,704	2%	$163,182	$(50,839)	(24)%	$214,021
As percent of total revenues	54%			59%			69%

License and other revenue represent amounts for license fees and royalties earned for granting customers the right to use and distribute our software products. License and other revenues increased $2.7 million in 2006 from 2005 due primarily to an increase in revenues from our ALM products, which was partially offset by the decrease in revenues from our DPG and IDE products. During 2006, ALM license revenue increased 63% to $85.0 million as the result of improved performance in solution selling into larger enterprise-level customers and the incremental contribution of our Silk products, which we obtained through our acquisition of Segue in April 2006 License revenue from our IDE products decreased 14%, to $51.6 million, primarily as a result of continued decline in our JBuilder product revenues, due to a delay in the release of a new version JBuilder 2007 until the fourth quarter of 2006. The decrease in JBuilder revenues was partially offset by an increase in our Delphi product revenues, driven by release of Delphi 2006 in the first quarter of 2006. License revenue from our DPG products decreased 43% to $29.2 million as a result of particularly strong compliance/audit activities in the first and third quarters of 2005.

License and other revenue declined $50.8 million in 2005 due primarily to a decrease in revenues from our IDE products, which declined $44.4 million in 2005 as compared to 2004, due in part to the continuing commoditization of Java development tools and associated pricing pressures from open source products, and due to continued weakness in Europe. License revenue from our ALM products decreased $6.4 million, resulting from slower than expected adoption of our ALM enterprise products throughout Europe and Asia. Throughout 2005, we experienced longer sales cycles for transactions involving larger, multi-product purchases. These larger solution sales often require extensive selling efforts throughout many levels within the customer’s organization and often are accompanied by a lengthy approval process.

While revenue recognition for our software licenses may be affected by numerous aspects of an arrangement, for the majority of our customer contracts we recognize software license revenue upon shipment of product. Our policies are discussed extensively in the Revenue Recognition section above. As of December 31, 2006, we had backlog sales orders that would have been recognized as period revenue, had those orders been shipped, totaling approximately $3.5 million of product licenses.

Service Revenue

The following table presents our service revenue for 2006, 2005 and 2004 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2006	$	%	2005	$	%	2004

Service revenues	$138,774	$25,213	22%	$113,561	$18,034	19%	$95,527
As percent of total revenues	46%			41%			31%

Service revenue increased $25.2 million in 2006, as compared to 2005. Service revenue represents amounts earned for consulting and education services for our software products. It also includes technical support, which consists of call support, maintenance and upgrades. Technical support revenue increased $15.2 million to $99.7 million in 2006 compared to $84.5 million in 2005, primarily due to the acquisition of Segue and our growing base of ALM customers who purchase multi-product solutions with technical support contracts. Consulting and education services revenues increased $10.0 million to $39.1 million in 2006 compared to $29.0 million in 2005, due to follow-on revenue from the Teraquest acquisition and large, long-term contracts associated with the growth and expansion of our ALM business. The consulting and education services help ALM customers accelerate their adoption and deployment of our ALM tools. Consulting and education services revenues totaled 28% and 26% of service revenues in 2006 and 2005, respectively.

The $18.0 million increase in service revenue in 2005, compared to 2004 was a result of an increase in both our consulting and education services revenues and our technical support revenues. Consulting and education services revenues increased $9.2 million to $29.0 million in 2005 from $19.8 million in 2004, due to the expansion of our consulting services team with the acquisition of TeraQuest in January 2005 and the related formation of our process optimization practice. Technical support revenue increased $8.8 million to $84.5 million in 2005 from $75.7 million in 2004, due to our expanding base of enterprise-level customers who have purchased multi-product solutions with technical support contracts attached.

International Revenue

International revenue represented 52%, 57% and 61% of total revenues in 2006, 2005 and 2004, respectively. The decrease in the percentage of international revenues in 2006 compared to 2005 was principally due to the expansion of ALM business in the US. Revenue in Asia decreased by $4.0 million from $41.2 million in 2005 to $37.2 million in 2006 due to continued weakness of our DPG and IDE products sales.

The decrease in the percentage of international revenue in 2005, compared to 2004 was principally due to a decrease in revenues in Europe, especially in the United Kingdom, where license revenue from our IDE products declined $5.1 million and sales of our ALM enterprise products were slower than expected. International revenue also generally benefited from the weakening of the United States dollar versus local currencies, especially in Europe.

The following table presents our total revenue by country and their percentage of total revenues for 2006, 2005 and 2004 (dollars in thousands):

	2006		2005		2004

United States	$147,050	48%	$118,936	43%	$120,380	39%
Germany	29,210	10	31,010	11	35,072	11
United Kingdom	24,427	8	22,484	8	34,116	11
All other countries	103,973	34	104,313	38	119,980	39

Total revenues	$304,660	100%	$276,743	100%	$309,548	100%

No other single country accounted for revenue greater than 10% of total revenue in 2006, 2005 or 2004.

Our international revenue is influenced by fluctuations in foreign currencies and would be harmed if the U.S. dollar were to strengthen against major foreign currencies, primarily the Euro, the United Kingdom Pound Sterling and the Japanese Yen.

Regional Revenues

The following table presents our total revenue by region and percentage of total revenue for 2006, 2005 and 2004 (dollars in thousands):

	2006		2005		2004

Americas	$168,278	55%	$138,008	50%	$139,585	45%
Europe, Middle East and Africa	99,218	33	97,529	35	121,515	39
Asia Pacific	37,164	12	41,206	15	48,448	16

Total revenues	$304,660	100%	$276,743	100%	$309,548	100%

Our Americas operations include our activities in the United States, Brazil and Canada. Our Europe, Middle East and Africa (“EMEA”) operations include activities in Finland, France, Germany, Italy, Netherlands, Russia, Spain, Sweden and the United Kingdom. Our Asia Pacific (“APAC”) operations include activities in Australia, China, Hong Kong, India, Japan, Korea, New Zealand, Singapore and Taiwan.

Americas.  Revenue in the Americas region increased $30.3 million, or 22%, in 2006, compared to 2005. License revenue increased $6.8 million, or 9%, in 2006, compared to 2005 due primarily to the strength in ALM license revenue which increased $27.6 million. DPG and IDE license revenue decreased $13.5 million and $7.3 million respectively, partially offsetting the overall increase in license revenue. Service revenue increased $23.5 million, or 38%, in 2006 due to the strong growth in ALM services revenue. ALM service revenue increased $26.4 million in 2006 with both in consulting and education services revenue and technical support revenue contributing $9.4 million and $17.0 million respectively. The strength in technical support revenue was attributable to our expanding base of enterprise-level customers who have purchased multi-product solutions with technical support contracts attached. DPG and IDE service revenue decreased $0.1 million and $2.8 million, respectively, in 2006.

During 2005, we experienced a decrease in revenue from our Americas region of $1.6 million, or 1%, compared to 2004. Revenue in the Americas region decreased as a result of a decline in license revenue. License revenue declined $12.1 million due primarily to the continued weakness of our IDE products, which declined $14.9 million. Partially offsetting the decline in license revenue were increases in ALM license revenue of $2.8 million and service revenue of $10.6 million. Service revenue increased due to an increase in consulting and education services revenue related to the acquisition of TeraQuest and due to an increase in technical support revenue.

EMEA.  Revenue in the EMEA region increased $1.7 million, or 2%, in 2006, compared to 2005. License revenue increased $0.6 million in 2006, compared to 2005, due to ALM license revenue increasing $6.5 million, IDE license revenue increasing $0.2 million, partially offset by DPG license revenue declining $6.1 million. Service revenue increased $1.1 million. ALM and DPG service revenue increased $3.6 million and $0.6 million respectively. IDE service revenue decreased $3.1 million.

Revenue in the EMEA region decreased $24.0 million, or 20%, in 2005, compared to 2004 due to a decline in license revenue of $29.1 million. The decline in license revenue was due to the continued weakness of our IDE products and due to the slower than expected adoption of our ALM enterprise products throughout Europe. Revenue from IDE products declined $20.9 million and revenue from our ALM products declined $8.3 million. ALM license revenue in the United Kingdom benefited in 2004 from a large enterprise deal for $8.6 million. Partially offsetting the decline in EMEA license revenue was an increase in service revenue of $5.1 million due primarily to an increase in technical support revenue.

APAC.  Revenue in the APAC region decreased $4.0 million, or 10%, in 2006, compared to 2005 due to a decline in license revenue of $4.7 million, partially offset by a $0.7 million increase in service revenue. The decline was due primarily to the continued weakness of our DPG and IDE products, which declined $2.1 million and $1.9 million respectively.

Revenue in the APAC region decreased $7.2 million, or 15%, in 2005, compared to 2004 due to a decline in license revenue of $9.6 million. The decline was due primarily to the continued weakness of our IDE products, which declined $8.6 million, and a slower than expected rate of adoption of our ALM solutions, particularly in Japan. ALM revenue declined $0.9 million in our APAC region. Partially offsetting the decline in license revenue was an increase in service revenue of $2.3 million. Service revenue increased due primarily to the strength of technical support revenue as we have focused on selling initial and renewal technical support contracts. The weakening of the U.S. dollar versus the Japanese Yen, South Korean Won and other APAC currencies in 2005 as compared to 2004 benefited APAC revenues in 2005 by approximately $0.6 million.

Cost of Revenue

The following table presents our cost of revenues for 2006, 2005 and 2004 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2006	$	%	2005	$	%	2004

Cost of license and other revenues	$7,439	$(1,445)	(16)%	$8,884	$(542)	(6)%	$9,426
As percent of license and other revenues	4%			5%			4%
Cost of service revenues	$55,381	$14,890	37%	$40,491	$14,528	56%	$25,963
As percent of service revenues	40%			36%			27%
Amortization of acquired intangibles	$6,972	$(3,071)	(31)%	$10,043	$325	3%	$9,718
As percent of license and other revenues	4%			6%			5%

Cost of License and Other Revenue

Cost of license and other revenue consists primarily of variable costs including production costs, product packaging costs and royalties paid to third party vendors. Costs of licensing and other revenue tend to fluctuate with changes in product mix. The reductions in the cost of license and other revenue on an absolute dollar basis when comparing 2006 to 2005 were principally attributable to a decrease of cost associated with the manufacturing of our products in 2006 and a decrease in royalties paid to third party vendors, partially offset by higher material cost due to a higher volume of license revenue in 2006. On a percentage basis, cost of license revenue decreased in 2006 compared to 2005 due to costs associated with the manufacturing of our products. Royalty costs were 2%, 2% and 1% of license revenues in 2006, 2005 and 2004, respectively. The level of royalty costs in future periods will be dependent upon our ability to obtain favorable licensing terms for our products that include third party technology and the extent to which we include such third party technology in our product offerings.

The reductions in the cost of license and other revenue on an absolute dollar basis when comparing 2005 to 2004 were principally attributable to a decrease in license revenue in 2005, partially offset by slightly higher royalty costs. On a percentage basis, cost of license revenue increased in 2005 compared to 2004 due to royalty costs.

Cost of Service Revenue

Cost of service revenue consists primarily of salaries and benefits, third party contractor costs and related expenses incurred in providing technical support, consulting and education services. Consulting and education services tend to have a lower gross profit due to the high labor content. In addition, we have increased the use of third party contractors as our consulting services organization has required larger enterprise-level efforts for our ALM products and we have outsourced our maintenance renewal business in Europe. Accordingly, our service gross profit decreased in 2006, compared with 2005. Service gross profit was 60%, 64% and 73% of revenue in 2006, 2005 and 2004, respectively.

The decrease in gross profit in 2005, compared with 2004 was due to our acquisition of TeraQuest in January 2005 and due to an increase in the use of outside consultants as demand for our consulting and education services continues to grow.

Amortization of Acquired Intangibles

Amortization of acquired intangibles consists of the amortization of purchased technology and maintenance contracts from acquisitions. Amortization of acquired intangibles and other charges decreased 31%, or $3.1 million, during 2006 compared to 2005 due to the completion of the amortization in December 2005 of the acquired technology related to the acquisition of Starbase and the completion of the amortization in January 2006 of the acquired technology related to the acquisition of TogetherSoft. Partially offsetting these decreases in amortization expenses was an increase in amortization for with the acquisition of Segue in April 2006. During 2006, we recorded $5.5 million of amortization expense for the acquisition of Segue.

Amortization of acquired intangibles increased in 2005, compared to 2004, due to the acquisitions of TeraQuest in January 2005 and Legadero in October 2005. During 2005, we recorded $0.5 million and $0.2 million of amortization expense relating to the TeraQuest and Legadero acquisitions, respectively. Partially offsetting these increases was a decrease in amortization expense of $0.2 million due to the completion of amortization of the acquired TogetherSoft maintenance contracts assets in the first quarter of 2004. Additionally, amortization expense decreased $0.2 million due to the completion of amortization of the acquired Starbase technology assets in the fourth quarter of 2004.

Operating Expenses

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses for 2006, 2005 and 2004 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2006	$	%	2005	$	%	2004

Selling, general and administrative expenses	$195,710	$21,708	12%	$174,002	$6,169	4%	$167,833
As percent of total revenue	64%			63%			54%

Selling, general and administrative, or SG&A, expenses increased 12%, or $21.7 million, during 2006 compared to 2005. The increase resulted primarily from a $4.0 million increase in employee compensation due to increased head count, $6.0 million in incentive compensation, $5.3 million of additional expenses resulting from the adoption of SFAS 123R and $10.8 million of increased outside service expenses primarily associated with audit and tax fees, divestiture related expenses, the cost of contractors due to employee turnover and lease restoration expenses. This increase was partially offset by a $3.6 million decrease in discretionary marketing expenses and a $0.8 million decrease in bad debt expenses.

The $6.2 million increase in SG&A expenses in 2005, compared to 2004, was primarily attributable to an increase in salary, commission, other compensation and related fringe benefit expenses of $6.0 million, an increase in travel expenses of $1.2 million and an increase in relocation expenses of $1.1 million. Salary, commission, other compensation and related fringe benefit expenses increased due primarily to $2.0 million of severance compensation paid to our former chief executive officers in the third and fourth quarters of 2005, an increase in employee salaries in 2005, compared to 2004, and an increase in stock-based compensation due to restricted stock grants during 2005. Travel expenses increased due primarily to training activities for our sales force and relocation expenses increased due to a relocation agreement with our new chief executive officer. Additionally, we reversed certain allowances for bad debt expense in 2004, which had the effect of reducing bad debt expenses $1.7 million in 2004, compared to 2005. We experienced no such benefit in 2005. Partially offsetting these increases was a decrease of $2.4 million in outside marketing programs. Also, incentive compensation expense decreased $1.8 million as we did not pay a portion of bonus amounts which could have been achieved under our incentive compensation plans in 2005 because we did not meet certain financial targets set by our Compensation Committee pursuant to the plans.

Research and Development Expenses

The following table presents our research and development expenses for 2006, 2005 and 2004, and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2006	$	%	2005	$	%	2004

Research and development expenses	$70,178	$12,491	22%	$57,687	$(10,406)	(15)%	$68,093
As percent of total revenues	23%			21%			22%

Research and development expenses increased 22%, or $12.5 million, to $70.2 million in 2006, compared to $57.7 million in 2005. The increase was due primarily to an increase of headcount and related retention expenses as a result of the Segue acquisition and an increase of $1.6 million in stock based compensation expenses resulting from the adoption of SFAS 123R. Despite the increase in expenditures, research and development as a percentage of revenue increased only 2% in 2006 from 2005 due to the increase in revenue. We continue to believe that focused investment in research and development is critical to our future growth and competitive position in the market place. Therefore, we expect to make further investments in research and development to remain competitive.

The $10.4 million decrease in research and development expenses in 2005, compared to 2004, was attributable, in part, to a decrease in employee-related expenses, which decreased $5.8 million as a result of our restructuring efforts. We had approximately 58 fewer research and development employees during 2005, compared to 2004, as we attempted to manage our overall expense levels. Additionally, incentive compensation expense decreased $3.5 million in 2005 due to not achieving certain financial targets.

Restructuring, Amortization of Other Intangibles, Acquisition-Related Expenses and Other Charges

The following table summarizes our restructuring, amortization of other intangibles, acquisition-related expenses and other charges activity for 2006, 2005 and 2004 (dollars in thousands):

	2006		2005		2004

Restructuring	$12,880	58%	$16,110	78%	$2,851	29%
Amortization of other intangibles	557	3	2,850	14	4,681	48
Acquisition-related expenses	3,836	17	1,642	8	2,309	23
Other charges:		—		—		—
In-process research and development	4,800	22	300	1	—	—
Other charges	—	—	(291)	(1)	—	—

Total	$22,073	100%	$20,611	100%	$9,841	100%

Restructuring.  During 2006 we recorded $12.9 million in net restructuring expenses, which included $3.1 million of facility related expenses due primarily to the consolidation of underutilized facilities in Lexington, Massachusetts, Sweden, France, Taiwan, Singapore, Japan and Australia. We also incurred $9.4 million in severance costs and $0.4 million in legal expenses for the elimination of 315 positions, of which 158 were in selling, general and administrative and 157 were in research and development.

During 2005, we recorded $16.1 million in net restructuring expenses, which included primarily $13.1 million in facilities related and $4.0 million severance costs, partially offset by restructuring reversals of $0.5 million related to a vacant facility in Raleigh, North Carolina that we were able to sublease and $0.3 million for a previously exited facility located in Twyford, United Kingdom, that we re-occupied. Our 2005 restructuring actions included facility costs related to exiting a portion of an underutilized building located in Scotts Valley, California and non-recurring severance and benefit expenses related to headcount reductions of 81 employees, of which 53 were in SG&A and 28 were in research and development.

During 2004, we recorded $2.9 million in net restructuring expenses, which included $3.1 million related to exiting certain facilities and $1.1 million related to severance and benefits resulting from headcount reductions of 42 employees, including 39 in SG&A and three in research and development. The facility amount represented the present value of our remaining lease payments less anticipated sublease income plus the write-off of leasehold improvements and certain other costs. We also recorded $0.4 million in restructuring expenses related to the write-off of certain fixed assets and other costs. Additionally, we reversed $1.7 million of restructuring accruals related to changes in estimates of lease termination accruals for facilities we exited for less than our previous estimate and due to changes in estimates of severance and benefit costs for terminated employees.

The restructuring charges relating to operating leases have been recorded, net of assumed sublease income and present value factors. Substantially all of these restructuring costs have or will require the outlay of cash, although the timing of lease payments relating to leased facilities over the next five years will be unchanged by the restructuring action. The timing of lease payments relating to our Scotts Valley, California facility will remain unchanged by our restructuring actions and are expected to run through March 2010. Refer to Liquidity and Capital Resources below for additional information on our restructured facility operating leases. Substantially all restructuring expenses related to severance and benefits were paid prior to December 31, 2006.

We accounted for our restructuring activities in accordance with SFAS No. 146, SFAS No. 112 and SEC Staff Accounting Bulletin No. 100, as applicable.

The following table summarizes our restructuring activity for 2006, 2005 and 2004 (in thousands):

	Severance
	and Benefits	Facilities	Other	Total

Accrual at December 31, 2003	$3,499	$6,158	$474	$10,131
2004 restructuring	1,073	3,372	395	4,840
Cash paid and write-offs during 2004	(3,812)	(5,101)	(787)	(9,700)
Reversal of previous restructuring	(436)	(1,302)	—	(1,738)
Reclassification of previous restructuring	(226)	—	226	—

Accrual at December 31, 2004	98	3,127	308	3,533
2005 restructuring	3,976	13,121	38	17,135
Cash paid and write-offs during 2005	(3,802)	(2,680)	(42)	(6,524)
Reversal of previous restructuring	(80)	(884)	—	(964)

Accrual at December 31, 2005	192	12,684	304	13,180
Acquired from Segue	3,507	542	—	4,049
2006 restructuring	9,577	3,177	446	13,200
Cash paid and write-offs during 2006	(8,904)	(4,800)	(592)	(14,296)
Reversal of previous restructuring	(194)	(52)	(74)	(320)

Accrual at December 31, 2006	$4,178	$11,551	$84	$15,813

Of the $15.8 million in our restructuring accrual at December 31, 2006, $9.6 million was in our short-term accrual and $6.2 million was in our long-term accrual. The long-term accrual is related to facility operating leases. Our facility accruals represent our remaining lease payments less anticipated sublease income plus the write-off of leasehold improvements and certain other costs.

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

Amortization of other intangibles.  In 2006, we incurred $0.6 million of amortization expense primarily from the acquisitions of Segue, TogetherSoft and Legadero, compared to $2.9 million in 2005. The amortization expenses are related to intangible non-compete agreements and trade names as a result of our acquisitions. The decrease was due to the completion of the amortization of the TogetherSoft non-compete intangible asset, partially offset by amortization expense related to the acquisition of Segue in April 2006.

We incurred $2.9 million of amortization expense in 2005 primarily from the acquisitions of TogetherSoft and Starbase, compared to $4.7 million in 2004. The decrease was due to the completion of the amortization of the TogetherSoft non-compete intangible asset, partially offset by amortization expense related to the acquisitions of TeraQuest in January 2005 and Legadero in October 2005.

In 2004, we recorded $4.7 million of operating expenses from the amortization of other intangibles relating primarily to our TogetherSoft and Starbase acquisitions and in 2003 we recorded $4.5 million in operating expenses from the amortization of other intangibles relating to our TogetherSoft, Starbase, VMGear, Bedouin, Boldsoft and Highlander acquisitions.

Acquisition-related expenses.  In 2006 we recorded $3.8 million in acquisition-related expenses, which was primarily contingent consideration payable under the terms of the TeraQuest and Legadero acquisition agreements. In 2005 we recorded $1.6 million in acquisition-related expenses, which was primarily contingent consideration payable under the terms of the TeraQuest acquisition agreement. Acquisition-related expenses in 2004 consisted of $2.3 million of contingent consideration payable under the terms of the VMGear acquisition agreement.

Write-off of in-process research and development.  As part of our acquisition of Segue we purchased $4.8 million of in-process research and development, or IPR&D, which had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to operating expense upon completion of the acquisition in April 2006.

Other charges.  We acquired $0.3 million of in-process research and development related to the acquisition of Legadero in October 2005. The acquired in-process research and development had not yet reached technological feasibility and had no alternative future use. Accordingly, these costs were charged to expense upon consummation of the acquisition. Additionally, we reversed $0.3 million of liabilities that we did not expect to incur in connection with our acquisition of Starbase.

Gain on Investments, net

In 2005, we sold an equity investment in privately held Trolltech A.S, which was previously determined to be impaired and written-off in fiscal 2002. We recognized a gain of $4.7 million in 2005 on this transaction. Partially offsetting this gain was $0.3 million of expense in 2005 related to a note receivable from a third party for which collection is uncertain.

Gain on Sale of Fixed Assets

During 2006, we recognized a gain of $1.7 million on the sale of property, encompassing land and office buildings, located at 1700 and 1800 Green Hills Road, Scotts Valley, California.

Interest and Other Income, Net

The following table presents our interest and other income for 2006, 2005 and 2004 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2006	$	%	2005	$	%	2004

Interest and other income, net	$2,004	$(3,151)	(61)%	$5,155	$3,421	197%	$1,734
As percent of total revenues	1%			2%			1%

The $3.2 million decrease in interest and other income in 2006 was primarily attributable to a decrease in interest income as a result of a lower level of cash, cash equivalents and short-term investments. The decrease in cash, cash equivalents and short-term investments was a result of our acquisition of Segue in April 2006 which used approximately $102.5 million of cash, net of cash acquired. During 2006, interest income was $2.9 million, compared to $5.2 million in 2005. Additionally, in 2006 we realized $1.1 million of foreign currency and other losses, compared to $0.5 million of foreign currency and other losses in 2005. The amount of foreign currency and other gains or losses we realize represents primarily fluctuations in the U.S. dollar versus the foreign currencies in which we conduct business. Currency fluctuations primarily impact short-term inter-company balances with our international subsidiaries, offset by gains and losses recognized on foreign currency forward contracts entered into as hedges of these inter-company foreign currency exposures.

The $3.4 million increase in interest and other income, net in 2005 as compared to 2004 was primarily attributable to higher yields earned on our investments. This resulted in a $2.3 million increase in interest income during 2005 and a $0.9 million reduction in realized foreign currency losses due to improvements in our foreign currency risk management program. Fluctuations in the Euro versus the U.S. dollar accounted for the majority of the losses in foreign currency during the period.

The weighted-average yields on investments ranged between 2.5% and 4.2% during 2005 and 2.1% and 2.5% during 2004. Changes in interest rates will continue to affect our interest income performance in future periods.

Income Tax Provision

The following table presents our income tax provision for 2006, 2005 and 2004 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2006	$	%	2005	$	%	2004

Income tax provision	$2,522	$(1,862)	(42)%	$4,384	$(4,654)	(51)%	$9,038
As percent of total revenues	1%			2%			3%

On a consolidated basis, we generated a pre-tax loss of $49.4 million in 2006, $25.4 million in 2005, and a pre-tax profit of $20.4 million in 2004. Our income tax provision, as a percentage of pre-tax income (loss), was (5%), (17)%, and 44% for 2006, 2005, and 2004, respectively. The change in income tax provision in 2006 as compared to 2005, both in absolute dollars and as a percentage, was largely attributable to a decrease in foreign taxes on the income of our non-US subsidiaries, plus a benefit recorded for the reversal of a contingency upon the closure of a foreign audit together with the expiration of various foreign tax assessment periods. The change in income tax provision in absolute dollars and as a percentage in 2005, compared to 2004, was largely as a result of our domestic pre-tax loss in 2005 partially offset by pre-tax income from foreign subsidiaries subject to foreign taxes. In 2006, 2005, and 2004, substantially all of our tax provision related to non-U.S. taxes.

Our effective tax rate is primarily dependent on the location of taxable profits (if any), the utilization of our net operating loss, or NOL, carryforwards in certain jurisdictions, the imposition of withholding taxes on revenues regardless of our profitability, and changes in contingency reserves.

At December 31, 2006, we recorded valuation allowances against all of our deferred tax assets and substantially all of our deferred tax assets at December 31, 2005. In accordance with SFAS 109 and based on all available evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces our deferred tax assets to an amount that is more likely than not to be realized. The amount of the valuation allowance can be attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of net operating loss carryovers reserves, tax credit carryovers, accrued expenses, and other temporary differences.

Undistributed earnings of Borland’s foreign subsidiaries amounted to approximately $47.4 million as of December 31, 2006. Approximately $24.5 million is considered to be non-permanently reinvested, and applicable residual U.S. and foreign withholding taxes of $0.7 million have been provided. With respect to the balance of $22.9 million of foreign undistributed earnings, applicable U.S. income and non-U.S. withholding taxes have not been provided as such earnings are considered to be permanently invested in foreign operations.

Refer to Note 8 of our notes to Consolidated Financial Statements for further information regarding the components of our income tax provision.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments.  Cash, cash equivalents and short-term investments were $55.3 million at December 31, 2006, a decrease of $119.8 million from a balance of $175.1 million at December 31, 2005. Cash, cash equivalents and short-term investments decreased due to the use of $102.5 million, net of cash acquired, for the acquisition of Segue. Working capital decreased $118.9 million during 2006 to $(10.6) million at December 31, 2006 from $108.3 million at December 31, 2005. The decrease in working capital during 2006 was due principally to the decrease in cash, cash equivalents and short-term investments. The components of working capital, net of foreign currency fluctuations and effect of acquisitions, included an increase in accounts receivable of $2.0 million, a decrease in deferred revenues of $7.6 million and a decrease in income taxes payable of $1.7 million. These decreases to working capital in 2006 were partially offset by an increase in accounts payable and accrued expenses of $3.4 million and a decrease in prepaid expenses and other assets of $5.5 million.

Net cash provided by and used in operating activities.  Net cash used by operating activities in 2006 was $28.1 million, which included a net loss of $52.0 million, a decrease of net working capital sources of cash of $3.3 million, non-cash related expenses of $28.8 million and a $1.7 million gain of fixed assets disposal. Non cash related expenses in 2006 included $10.7 million of stock based compensation as a result of the adoption of SFAS 123R in 2006. Working capital uses of cash included an increase in accounts receivable, a decrease in deferred revenues and a decrease in income taxes payable. These decreases to working capital were partially offset by an increase in accounts payable and accrued expenses and a decrease in prepaid expenses and other assets. The increase in accounts payable and accrued expenses relates primarily to the timing of payments at the end of 2006.

Net cash provided by operating activities in 2005 was $8.6 million, which included a net loss of $29.8 million, offset by net working capital sources of cash of $23.3 million and non-cash related expenses of $15.1 million. Working capital sources of cash included decreases in accounts receivable, an increase in deferred revenues and increases in current restructuring accruals. The decrease in accounts receivable relates primarily to a decrease in revenues in 2005. Deferred revenues increased due to an increase in bookings of maintenance contracts, and restructuring accruals increased due to charges associated with exiting a portion of an underutilized facility in Scotts Valley, California, during 2005. Working capital uses of cash resulted from a decrease in accounts payable and accrued expenses due to the timing of payments to our vendors at the end of 2005.

Net cash provided by operating activities during 2004 was $24.6 million, comprised of net income of $11.4 million net of $21.6 million in non-cash related expenses, partially offset by net working capital uses of cash of $8.4 million. Working capital uses of cash included decreases in accounts payable, accrued expenses and the short-term restructuring accrual. The net decrease in accounts payable and accrued expenses relates primarily to the timing of payments at the end of 2004. The short-term restructuring accrual decreased due to payments made for severance and facilities costs. Working capital sources of cash included an increase in prepaid expenses and other assets and an increase in taxes payable due to our increased profitability for 2004.

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

Net cash provided by and used in investing activities.  Net cash provided by investing activities during 2006 was $27.8 million. During 2006, sales and maturities of short-term investments totalled $125.9 million. We sold the majority of our short-term investments and utilized $102.5 million for the Segue acquisition, which closed in April 2006. Additionally, we used $6.2 million for purchases of property, plant and equipment, offset by proceeds of $11.0 million from the sale of the Scotts Valley building. In the future, we may utilize additional cash resources to fund other acquisitions or investments in other businesses, technologies or product lines.

Net cash used in investing activities during 2005 was $1.0 million. During 2005 we had net sales of short-term investments of $18.7 million and purchases of property and equipment of $7.2 million. We also used $12.7 million, net of cash acquired, to purchase Legadero and $4.4 million, net of cash acquired, to purchase TeraQuest.

Net cash used in investing activities during 2004 was $45.5 million. During 2004 we had net purchases of short-term investments of $42.4 million and purchases of property and equipment of $3.1 million.

Net cash provided by and used in financing activities.  Net cash provided by financing activities during 2006 was $4.9 million, consisting mainly of cash received for the issuance of shares of our common stock from stock option exercises and from the purchase of shares by employees under our employee stock purchase plan.

Net cash used in financing activities during 2005 was $29.5 million, consisting primarily of $35.2 million used for the repurchase of our common stock, partially offset by $5.7 million received for the issuance of shares of our common stock from stock option exercises and employee stock purchase plan purchases. In February 2004 and May 2005, our Board of Directors authorized increases to our existing discretionary stock repurchase program of $30 million and $75 million, respectively, increasing total discretionary repurchase authorizations to $135 million. At December 31, 2006, $59.3 million remains authorized for future repurchases.

Net cash used in financing activities during 2004 was $5.5 million, consisting primarily of $20.2 million used for the repurchase of our common stock, partially offset by $14.7 million received for the issuance of shares of our common stock from stock option exercises and employee stock purchase plan purchases.

CodeGear Plans.  In the first quarter of 2006, we announced our plans to seek a buyer for our IDE products. We have not been successful in locating an acceptable buyer for the IDE product line. In November 2006, we decided to retain the IDE assets and take steps to operate this part of our business as a distinct division named CodeGear. The IDE products generated approximately 25% of our revenue in 2006. We are in the process of implementing the separation of CodeGear into a division and we intend to report CodeGear as a segment for the period starting January 1, 2007.

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

In February 2007, we completed a debt offering. We issued 2.75% Convertible Senior Notes due 2012 in the aggregate principal amount of $200 million to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. We used approximately $30 million of the net proceeds from the sale of the notes to repurchase approximately 5.9 million shares of our common stock. We intend to use the balance of the net proceeds for general corporate purposes, including restructuring and potential opportunistic acquisitions.

As of December 31, 2006, we believed that our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements for at least the 2007 fiscal year. Following our debt offering, our cash position has substantially improved. Nevertheless at some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financings. If we need to seek additional financing in the future, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

Currency.  Although we utilize foreign currency forward exchange contracts to reduce our foreign currency exchange rate risk, fluctuations of the United States dollar against the Euro, the United Kingdom Pound Sterling, the Australian and Singapore dollars and the Japanese Yen could harm our business. We cannot predict currency exchange rate fluctuations and there can be no assurance that foreign currency exchange rates will not have a material adverse impact on our future cash flows and operating results. Refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for additional discussion of foreign currency risk.

Contractual Obligations and Off-Balance Sheet Arrangements

Leases.  As of December 31, 2006, long-term liabilities totalled $15.7 million, which included $3.6 million of long-term lease obligations. We lease certain of our office and operating facilities and certain furniture and equipment under various operating leases. In addition, in December 2003, we entered into a five year lease for a facility in Tokyo, Japan, which is classified as an operating lease in accordance with SFAS No. 13 “Accounting for Leases.” Additionally, we recorded a capital lease obligation of $0.8 million for fixtures and equipment and our minimum future lease payments will be approximately $0.2 million per year through 2008. As of December 31, 2006 we had a total obligation of $0.3 million remaining. Additionally, we acquired a capital lease in connection with our acquisition of Segue for leasehold improvements on a facility in Austria. At December 31, 2006 the obligation totalled $0.2 million which is payable through 2010.

Our operating leases expire at various times through 2021. At December 31, 2006, future minimum lease and sublease payments under non-cancelable operating leases and subleases and future minimum lease and sublease income under non-cancelable leases and subleases were as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total

Operating leases	$13,263	$10,486	$9,086	$7,327	$6,453	$19,328	$65,943
Restructured operating leases	4,815	3,148	2,985	760	—	—	11,708

Gross commitments	18,078	13,634	12,071	8,087	6,453	19,328	77,651
Sublease income	(611)	(314)	(95)	(32)	—	—	(1,052)

Net commitments	$17,467	$13,320	$11,976	$8,055	$6,453	$19,328	$76,599

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

Indemnifications.  For information regarding indemnifications, refer to Note 15 of the notes to Consolidated Financial Statements.

Royalties.  We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense, which was recorded in cost of license and other revenues on our Consolidated Statements of Operations, was $3.4 million, $3.5 million and $2.7 million in 2006, 2005 and 2004, respectively.

Off-Balance Sheet Arrangements.  As part of our ongoing business, we do not participate in material transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, we are not involved in any material unconsolidated transactions.

Effect of New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note 2 of the notes to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our results from operations are primarily a result of changes in interest rates and foreign currency exchange rates, as well as credit risk concentrations. To address the foreign currency exchange rate risk we enter into various foreign currency forward exchange contracts as described below. We do not use financial instruments for trading purposes.

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. The functional currency for all of our foreign operations is the local currency of the country in which we have established business operations. Both revenues and operating expenses in each of these countries are in local currencies. This mitigates a portion of the exposure related to fluctuations in local currencies against the U.S. dollar. However, our financial results could still be adversely affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, we have established a program to minimize our foreign currency exposure utilizing forward exchange contracts to manage foreign currency exposures related to non-functional currency balances.

During 2006, we recorded net realized foreign exchange losses of $1.1 million, included as part of interest and other income, in our Consolidated Statements of Operations. The foreign exchange losses were primarily due to fluctuation in the Euro, the United Kingdom Pound Sterling, and the Australian and Singapore dollars versus the U.S. dollar. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

During 2006 we recorded unrealized foreign currency gain of $2.5 million, in cumulative other comprehensive income on our Consolidated Balance Sheets, in part, due to foreign currency movements on our long-term inter-company balances. As of December 31, 2006, we had $18.2 million, $3.1 million, $0.4 million, $1.3 million, $5.1 million and $0.4 million in long-term inter-company balances that will be settled in Australian dollars, Singapore dollars, Japanese Yen, Brazilian Reals, Indian Rupee and South Korean Won, respectively.

The table below provides information about our derivative financial instruments, comprised of foreign currency forward exchange contracts as of December 31, 2006. The information is provided in U.S. dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table below presents the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates and the net fair value for our forward contracts as of December 31, 2006. All forward contracts in the table below represent contracts to buy or sell the currencies listed. All instruments mature within one month (dollar amounts in thousands):

		Weighted	Net Fair
		Average	Value at
	Notional	Contracts	December 31,
	Amount	Rate	2006

Foreign currency forward exchange contracts:
Australian dollar	$153	0.7873	$153
Brazilian Real	1,569	2.1773	1,547
Canadian dollar	1,632	1.1666	1,634
Czech Koruna	(341)	20.9553	(341)
Euro	(2,650)	1.3150	(2,650)
Hong Kong dollar	927	7.7655	927
Japanese Yen	1,380	118.7300	1,386
Russian Ruble	(318)	26.2300	(320)
Singapore dollar	10,151	1.5470	10,154
Taiwan dollar	123	32.6770	123
United Kingdom Pound Sterling	3,454	1.9490	3,454

	$16,080		$16,067

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

We mitigate default risk by investing in securities rated at least A2/P2 as published by Standard and Poor’s and Moody’s and by positioning our portfolio to respond appropriately to a significant reduction in the credit rating of any investment issuer. To ensure portfolio liquidity, our portfolio includes only marketable securities with active secondary and resale markets.

Cash and cash equivalents include investments, which have an original maturity of 90 days or less and short-term investments include investments which have an original maturity of 91 days up to one year. As of December 31, 2006 and December 31, 2005, we held no material investments classified as long-term. At December 31, 2006, the weighted-average interest rate we earned on our cash and cash equivalents balance of $55.3 million was 5.11%. At December 31, 2005, the weighted-average interest rate we earned on our cash and cash equivalents balance of $49.1 million was 4.21% and the weighted-average interest rate we earned on our short-term investments balance of $126.0 million was 4.23%. The difference in the weighted-average interest rates associated with cash and cash equivalents and short-term investments is due primarily to interest rates on auction rate securities which are included in our short-term investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels as of December 31, 2006, it would not materially change the fair market value of our investment portfolio.

Credit Risks

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions and commercial paper. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. No single customer represented greater than 10% of total accounts receivable, net of allowances, as of December 31, 2006, 2005 or 2004.

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

	Fiscal 2006 (Unaudited)
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Total revenues	$75,772	$82,366	$76,950	$69,572
Gross profit	$58,488	$64,065	$58,540	$53,775
Restructuring, amortization of other intangibles, acquisition-related expenses and other expenses(*)	$6,717	$5,060	$9,246	$1,050
Net income (loss)	$(10,823)	$(13,142)	$(19,049)	$(8,939)
Net income (loss) per share-basic	$(0.14)	$(0.17)	$(0.25)	$(0.12)
Net income (loss) per share-diluted	$(0.14)	$(0.17)	$(0.25)	$(0.12)
Shares used in computing basic net income (loss) per share	77,622	77,263	76,876	76,640
Shares used in computing diluted net income (loss) per share	77,622	77,263	76,876	76,640

	Fiscal 2005 (Unaudited)
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Total revenues	$71,005	$67,850	$66,564	$71,324
Gross profit	$54,611	$53,693	$52,415	$56,606
Restructuring, amortization of other intangibles, acquisition-related expenses and other expenses(*)	$1,240	$1,646	$16,577	$1,148
Net income (loss)	$(10,512)	$(5,268)	$(17,546)	$3,494
Net income (loss) per share-basic	$(0.14)	$(0.07)	$(0.23)	$0.04
Net income (loss) per share-diluted	$(0.14)	$(0.07)	$(0.23)	$0.04
Shares used in computing basic net income (loss) per share	76,301	76,017	77,421	80,373
Shares used in computing diluted net income (loss) per share	76,301	76,017	77,421	81,590

(*)	Charges consisted of net restructuring costs resulting from workforce reduction activities, facility lease exit costs, amortization of other intangibles, acquisition-related expenses, acquired in-process research and development expenses, earn-out provisions associated with previous company and technology acquisitions.

Our financial statements included with this Form 10-K are set forth under Item 15 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

CEO and CFO Certifications

Included as exhibits to this Annual Report on Form 10-K are Certifications of the Chief Executive Officer and the Chief Financial Officer. The first form of certification is required in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). This section of the Annual Report contains the information concerning the controls evaluation referred to in Rule 13a-14(a) Certifications and this information should be read in conjunction with the Rule 13a-14(a) Certifications for a more complete understanding of the topics presented.

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

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act rules. This evaluation was done under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and other management. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of December 31, 2006. Based on the results of the additional compensating procedures we performed in connection with the preparation of the Annual Report on Form 10-K, management believes that the financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows in accordance with the accounting principles generally accepted in the United States (“GAAP”) for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and implemented by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that as a result of the material weakness in our internal control over financial reporting as described below our internal control over financial reporting was not effective as of December 31, 2006.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of December 31, 2006, we did not maintain an effective control environment with respect to promoting compliance with policies and procedures and the prevention or detection of the override of our controls. As a result of this control deficiency, a senior officer was able to override controls which resulted in: (1) an amendment to a sales contract creating an obligation to deliver an additional software feature, without authorization of the finance and legal organization, and (2) a post-contract offer to refund the customer payment in the same transaction without authorization of the finance and legal organization. A control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. In the instances noted above, the control consciousness of certain individuals was not adequate and resulted in a lack of compliance with our established control policies and procedures. This control deficiency could result in a material misstatement of our annual or interim consolidated financial statements that could not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Remediation Plan

In connection with management’s assessment of internal control over financial reporting, management determined that the material weakness with respect to the control environment, which was identified in our Annual Report on Form 10-K for the year ended December 31, 2005, had not been fully remediated as of December 31, 2006 as described in Management’s Report on Internal Control Over Financial Reporting. Management has made progress toward remediating the material weakness in our internal control over financial reporting. In August 2006, we conducted corporate governance training for senior personnel which was attended by our Chief Executive Officer and other senior members of our management team. We are in the process of developing on-going and sustainable compliance training programs which will be supplemented with enhanced written policies which will be monitored. We also hired a Chief Financial Officer who is actively working to significantly strengthen our control environment by implementing the training and policies mentioned above.

Changes in Internal Control Over Financial Reporting

During the fourth quarter ended December 31, 2006, we hired a Chief Financial Officer. This was the only change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006 which our management concluded materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to identification of directors is incorporated by reference to the information contained in the section captioned “Proposal No. 1 — Election of Directors” in the Proxy Statement. For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report. Information with respect to Items 405 and 406 of Regulation S-K is incorporated by reference to the information contained in the sections of the Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 1 — Election of Directors — Code of Conduct. There will be no disclosure under Item 407(c)(3). Information with respect to Items 407(d)(4) and 407(d)(5) is incorporated by reference to the information contained in the sections of the Proxy Statement captioned “Proposal No. 1 — Election of Directors — Audit Committee.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated by reference to the information contained in the sections of the Proxy Statement captioned “Executive Officer Compensation” and “Proposal No. 1 — Election of Directors — Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information contained in the section captioned “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item will be set forth in the Proxy Statement for the 2007 Annual Meeting of Stockholders under the headings “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the section captioned “Proposal No. 3 — Ratification of Engagement of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Upon written request, we will provide, without charge, a copy of our Annual Report on Form 10-K, including the consolidated financial statements and financial statement schedules for our most recent fiscal year. All requests should be sent to:

Borland Software Corporation
Attention: Investor Relations
20450 Stevens Creek Blvd., Suite 800
Cupertino, CA 95014
USA

Investor relations can also be reached at (408) 863-2917.

Index to Exhibits

Except as so indicated in Exhibit 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger and Reorganization by and among Borland Software Corporation, Targa Acquisition Corp. I, Targa Acquisition Corp. II, TogetherSoft Corporation, Peter Coad, as Primary Stockholders’ Agent, and Kurt Jaggers, as Secondary Stockholders’ Agent, dated as of October 29, 2002.	8-K	11/1/2002	2.1
2.2	Agreement and Plan of Merger among Borland Software Corporation, Galaxy Acquisition Corp. and Starbase Corporation, dated as of October 8, 2002.	8-K	10/10/2002	2.1
2.3	Agreement and Plan of Merger, dated as of February 7, 2006, by and among Segue Software, Inc., Borland Software Corporation and Beta Merger Sub, Inc.	8-K	2/8/2006	2.1
2.4	Form of Voting Agreement, dated as of February 7, 2006, by and among Borland Software Corporation and the other parties signatory thereto.	8-K	2/8/2006	2.2
3.1	Restated Certificate of Incorporation of Borland Software Corporation.	10-Q	8/9/2005	3.1
3.2	Amended and Restated Bylaws of Borland Software Corporation.	10-Q	8/9/2005	3.2
4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/2001	1
4.2	Specimen Stock Certificate of Borland Software Corporation.	10-Q	5/13/2002	4.1
4.3	Indenture by and between the Company and U.S. Bank National Association, as trustee, dated February 6, 2007.	8-K	2/08/2007	4.1
4.4	Global Note representing the Company’s 2.75% Convertible Senior Note due 2012.	8-K	2/08/2007	4.2
4.5	Registration Rights Agreement by and between the Company and J.P. Morgan Securities Inc., dated February 6, 2007.	8-K	2/08/2007	4.3
10.1	Form of Indemnity Agreement.+	S-8	9/26/1990
10.2	2005 Incentive Compensation Plan for Executive Officers.+	10-K	3/25/2005	10.2

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

10.3	2006 Incentive Compensation Plan for Executive Officers.+	8-K	3/20/2006	10.86
10.4	1985 Stock Option Plan.+	10-K	3/28/2003	10.4
10.5	Non-Employee Directors’ Stock Option Plan.+	8-K	12/27/1991
10.6	1992 Stock Option Plan.+	S-8	7/4/1992
10.7	1993 Stock Option Plan.+	S-8	3/11/1993
10.8	1997 Stock Option Plan.+	S-8	12/19/1997	4.4
10.9	Amendment to the 1997 Stock Option Plan.+	S-8	9/1/2000	4.9
10.10	Second Amendment to the 1997 Stock Option Plan.+	S-8	6/1/2001	4.6
10.11	1997 Employee Stock Purchase Plan.+	S-8	12/19/1997	4.5
10.12	1998 Nonstatutory Stock Option Plan.+	10-K	3/28/2003	10.12
10.13	1999 Employee Stock Purchase Plan.+	10-Q	8/9/2005	10.12
10.14	Borland Software Corporation Dale Fuller Individual Stock Option Plan.+	10-K	4/4/2000	10.18
10.15	2002 Stock Incentive Plan.+	8-K	5/16/2005	99.2
10.16	Form of Notice of Grant under the Discretionary Option Grant Program of the 2002 Stock Incentive Plan.+	10-Q	11/9/2004	10.73
10.17	Form of Stock Option Agreement under the Discretionary Option Grant Program of the 2002 Stock Incentive Plan.+	10-Q	11/9/2004	10.74
10.18	Form of Stock Issuance Agreement under the 2002 Stock Incentive Plan.+	10-K	3/25/2005	10.17
10.19	Form of Option Agreement under the Automatic Option Grant Program of the 2002 Stock Incentive Plan.+	10-K	3/25/2005	10.18
10.20	Form of Addendum to Stock Option Agreement under the 2002 Stock Incentive Plan (Twelve Months Acceleration).+	10-K	3/25/2005	10.19
10.21	Form of Addendum to Stock Option Agreement under the 2002 Stock Incentive Plan (50% Acceleration).+	10-K	3/25/2005	10.20
10.22	Form of Addendum to Stock Option Agreement under the 2002 Stock Incentive Plan (100% Acceleration).+	10-K	3/25/2005	10.21
10.23	Form of Stock Issuance Agreement under the Stock Issuance Program of the 2002 Stock Incentive Plan.+	10-Q	11/8/2005	10.74
10.24	Form of Acceleration Addendum to Stock Issuance Agreement under the Stock Issuance Program of the 2002 Stock Incentive Plan.+	10-Q	11/8/2005	10.75
10.25	Form of Stock Option Agreement under the Discretionary Option grant program of the 2002 Stock Incentive Plan, as amended on October 27, 2005.+	10-Q	11/8/2005	10.76
10.26	Form of Acceleration Addendum to Stock Option Agreement under the Discretionary grant program of the 2002 Stock Incentive Plan.+	10-Q	11/8/2005	10.77
10.27	Borland Software Corporation 2003 Supplemental Stock Option Plan.+	8-K	3/20/2006	10.87
10.28	Segue Software Inc. Special Termination and Vesting Plan.+	8-K	7/6/2006	10.89
10.29	Open Environment Corporation Amended and Restated 1993 Stock Option Plan.+	10-K	3/28/2003	10.17
10.30	Visigenic Software, Inc. 1995 Stock Option Plan.+	10-K	3/28/2003	10.18
10.31	Starbase Corporation 2001 Stock Plan.+	S-8	1/24/2003	99.1
10.32	Starbase Corporation 1996 Stock Option Plan.+	S-8	1/24/2003	99.2

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

10.33	Starbase Corporation NSO Stock Option Program.+	S-8	1/24/2003	99.3
10.34	Premia Corporation 1998 Stock Option Plan.+	S-8	1/24/2003	99.4
10.35	Technology Builders, Inc. Amended and Restated Stock Option and Stock Incentive Plan.+	S-8	1/24/2003	99.5
10.36	TogetherSoft Corporation 2000 Stock Plan.+	S-8	1/24/2003	99.6
10.37	TogetherSoft Corporation 2001 Officer Stock Plan.+	S-8	1/24/2003	99.7
10.38	TogetherSoft Corporation 2001 Non-U.S. Plan.+	S-8	1/24/2003	99.8
10.39	TogetherSoft Corporation 2001 California Plan.+	S-8	1/24/2003	99.9
10.40	Employment Agreement between Dale L. Fuller and Borland Software Corporation dated as of January 1, 2001.+	10-K	3/29/2001	10.20
10.41	Amendment to Employment Agreement between Borland Software Corporation and Dale L. Fuller, dated July 1, 2003.+	10-Q	11/14/2003	10.3
10.42	Employment Agreement between Borland Software Corporation and Kenneth R. Hahn dated as of August 7, 2002.+	10-Q	11/14/2002	99.3
10.43	Amendment to Employment Agreement between Borland Software Corporation and Kenneth R. Hahn dated as of October 22, 2002.+	10-Q	11/14/2002	99.4
10.44	Amendment to the Employment Agreement between Borland Software Corporation and Kenneth R. Hahn, dated as of June 7, 2004.+	10-Q	8/9/2004	10.72
10.45	Addendum to Stock Option Agreement between Borland Software Corporation and Kenneth R. Hahn dated as of November 3, 2004.+	10-K	3/25/2005	10.39
10.46	Amendment to Employment Agreement between Borland Software Corporation and Kenneth R. Hahn dated as of May 12, 2005.+	8-K	5/16/2005	99.3
10.47	Employment Agreement between Borland Software Corporation and Scott Arnold, dated October 2, 2003.+	10-Q	11/14/2003	10.4
10.48	Addendum to Stock Option Agreement between Borland Software Corporation and Scott Arnold dated as of November 3, 2004.+	10-K	3/25/2005	10.41
10.49	Separation and Mutual Release Agreement between the Company and Scott J. Arnold, dated December 2, 2005.+	8-K	12/6/2005	10.81
10.50	Employment Agreement between Borland Software Corporation and Timothy J. Stevens, dated September 17, 2003.+	10-Q	11/14/2003	10.5
10.51	Amendment to Employment Agreement between Borland Software Corporation and Timothy J. Stevens, dated March 4, 2004.+	10-K	3/15/2004	10.34
10.52	Addendum to Stock Option Agreement between Borland Software Corporation and Timothy J. Stevens dated as of November 3, 2004.+	10-K	3/25/2005	10.44
10.53	Separation and Mutual Release Agreement between the Company and Timothy J. Stevens dated June 16, 2006.+	8-K	6/19/2006	10.1
10.54	Employment Agreement between Borland Software Corporation and Matthew Thompson, dated October 1, 2003.+	10-Q	11/14/2003	10.6

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

10.55	Separation Agreement and Full and Final Release of Claims between the Company and Matthew Thompson, dated January 5, 2007.+	8-K	1/08/2007	10.100
10.56	Employment Agreement between the Company and Tod Nielsen, dated November 1, 2005.+	8-K	11/8/2005	10.73
10.57	Form of Addendum to Employment Offer Letters for Severance Benefits for Named Executive Officers.+	10-Q	11/8/2005	10.78
10.58	2003 Stock Option Agreement for Tod Nielsen under the 2003 Supplemental Stock Option Plan.+	10-K	5/02/2006	10.52
10.59	Addendum to Stock Option Agreement for Tod Nielsen.+	10-K	5/02/2006	10.53
10.60	Stock Issuance Agreement for Tod Nielsen.+	10-K	5/02/2006	10.54
10.61	Addendum to Stock Issuance Agreement for Tod Nielsen.+	10-K	5/02/2006	10.55
10.62	Amendment to Employment Agreement between the Company and Tod Nielsen effective as of November 1, 2005.+	8-K/A	11/23/2005	10.79
10.63	Employment Offer Letter between the Company and Peter Morowski, dated June 3, 2006.+	8-K	8/21/2006	10.93
10.64	Addendum to Employment Offer Letter for Severance Benefits between the Company and Peter Morowski, dated June 3, 2006.+	8-K	8/21/2006	10.94
10.65	Employment Offer Letter between the Company and Greg Wrenn, dated September 7, 2006.+	8-K	10/19/2006	10.96
10.66	Addendum to Employment Offer Letter for Severance Benefits between the Company and Greg Wrenn, dated September 7, 2006.+	8-K	10/19/2006	10.97
10.67	Employment Agreement between the Company and Michael Sullivan, dated July 5, 2006.+	8-K	7/6/2006	10.88
10.68	Separation Agreement and Full and Final Release of Claims between the Company and Michael Sullivan, dated September 18, 2006.+	8-K	9/22/2006	10.95
10.69	Employment Offer Letter between the Company and Erik Prusch, dated October 2, 2006.+	8-K	11/14/2006	10.98
10.70	Addendum to Employment Offer Letter for Severance Benefits between the Company and Erik Prusch, dated October 2, 2006.+	8-K	11/14/2006	10.99
10.71	Employment Offer Letter between the Company and David Packer, dated January 4, 2007.+	8-K	1/08/2007	10.101
10.72	Addendum to Employment Offer Letter for Severance Benefits between the Company and David Packer.+	8-K	1/08/2007	10.102
10.73	Summary of Board Compensation.+	8-K	1/17/2007	10.103
10.74	Lease Agreement by and between Borland Software Corporation and ScanlanKemperBard Companies dated as of February 17, 2000.	10-K	3/29/2001	10.44
10.75	First Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of September 30, 2000.	10-K	3/29/2001	10.45
10.76	Second Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of June 1, 2001.	10-K	3/28/2003	10.54

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

10.77	Third Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of November 1, 2001.	10-K	3/28/2003	10.55
10.78	Net Office Lease and related agreements by and between Sun Microsystems, Inc., Cupertino City Center Buildings and Borland Software Corporation.	10-K	3/28/2003	10.56
10.79	Office Lease and amendment between Starwood O.C. Portfolio I, L.L.C., and Starbase Corporation.	10-K	3/28/2003	10.57
10.80	Lease and amendment between Davis-Sandler Three LLC and TogetherSoft Corporation.	10-K	3/28/2003	10.58
10.81	Agreement of Purchase and Sale dated May 30, 2006 between Borland Software Corporation and Fowler Property Acquisitions, LLC.	8-K	6/5/2006	10.1
10.82	First Amendment to Agreement of Purchase and Sale dated May 30, 2006 between Borland Software Corporation and Fowler Property Acquisitions, LLC, dated June 30, 2006.	8-K	7/7/2006	10.91
10.83	Technology License and Distribution Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of October 31, 1995.++	10-Q	8/13/2001	10.2
10.84	Addendum Number 1 to Technology License and Distribution Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of June 25, 1998. (To the best of our knowledge, no executed document titled “Addendum Number 2” exists.)	10-Q	8/13/2001	10.3
10.85	Addendum Number 3 to Technology License and Distribution Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of June 15, 2000.	10-Q	8/13/2001	10.4
10.86	Amendment No. 4 to Technology License and Distribution Agreement Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000 (Attached as Exhibit A-1 to the Software License Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000).	10-Q	8/13/2001	10.11
10.87	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of November 7, 1995.	10-Q	8/13/2001	10.5
10.88	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of March 9, 1998.	10-Q	8/13/2001	10.6
10.89	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of November 5, 1998.	10-Q	8/13/2001	10.7
10.90	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of February 1, 1999.	10-Q	8/13/2001	10.8
10.91	Software License Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000.	10-Q	8/13/2001	10.11
10.92	Amendment Number 1 to Software License Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 12, 2001.	10-Q	5/13/2002	10.1
10.93	Trademark License for Java Powered between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000.	10-Q	8/13/2001	10.12

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

10.94	Wireless Toolkit Supplement to the Sun Community Source Licenses between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 21, 2001.++	10-Q	5/13/2002	10.5
10.95	Amendment Number 2 to the Software License Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 22, 2005.				X
10.96	Amendment to Stock Option Agreement between Borland Software Corporation and Dale L. Fuller, dated February 2, 2005.+	10-Q	5/10/2005	10.72
10.97	Visual Studio Partner Master Agreement between Microsoft Corporation and Borland Software Corporation, dated August 11, 2006.	10-K			X
21.1	Subsidiaries of Borland Software Corporation.				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X
31.1	Certification of Tod Nielsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X
31.2	Certification of Erik E. Prusch, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X
32.1	Certification of Tod Nielsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.+++				X
32.2	Certification of Erik E. Prusch, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.+++				X

+	Management contract or compensatory plan or arrangement.

++	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

+++	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Borland Software Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

A copy of any exhibit will be furnished (at a reasonable cost) to any of our stockholders upon receipt of a written request. Such request should be sent to Borland Software Corporation, 20450 Stevens Creek Boulevard, Suite 800, Cupertino, California USA 95014, Attn: Corporate Secretary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Borland Software Corporation has duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, California, on the 15 day of March 2007.

Borland Software Corporation
(Registrant)

By:	/s/ ERIK E. PRUSCH
Erik E. Prusch
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Tod Nielsen, Erik E. Prusch and Gregory J. Wrenn his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his substitute or substitutes, do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Borland Software Corporation and in the capacities as indicated on the 15 day of March 2007:

/s/ John F. Olsen John F. Olsen	Chairman of the Board

/s/ Tod Nielsen Tod Nielsen	President, Chief Executive Officer and Director (principal executive officer)

/s/ Erik E. Prusch Erik E. Prusch	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ Mark Garrett Mark Garrett	Director

/s/ T. Michael Nevens T. Michael Nevens	Director

/s/ William K. Hooper William K. Hooper	Director

/s/ Robert Tarkoff Robert Tarkoff	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Borland Software Corporation:

We have completed integrated audits of Borland Software Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Borland Software Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation as of January 1, 2006.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Borland Software Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of not maintaining effective controls over the company’s control environment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2006. The Company did not maintain an effective control environment with respect to promoting compliance with policies and procedures and the prevention or detection of the override of controls. As a result of this control deficiency, a senior officer was able to override controls which resulted in: (a) an amendment to a sales contract creating an obligation to deliver an additional software feature, without authorization of the finance and legal organization, and (b) a post-contract offer to refund the customer payment in the same transaction without authorization of the finance and legal organization. A control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. In the instances noted above, the control consciousness of certain individuals was not adequate and resulted in a lack of compliance with other established control policies and procedures. This control deficiency could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Borland Software Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Borland Software Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 14, 2007

BORLAND SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
	(In thousands, except par value and share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$55,317	$49,075
Short-term investments	—	126,003
Accounts receivable, net of allowances of $5,413 and $7,235, respectively	62,154	54,405
Prepaid expenses	13,341	13,583
Other current assets	1,329	2,287

Total current assets	132,141	245,353

Property and equipment, net	11,176	17,837
Goodwill	253,356	187,337
Intangible assets, net	40,521	3,900
Other non-current assets	6,705	10,103

Total assets	$443,899	$464,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,591	$14,002
Accrued expenses	36,438	40,204
Short-term restructuring	9,582	3,905
Income taxes payable	14,925	17,285
Deferred revenue	58,930	55,470
Other current liabilities	7,264	6,210

Total current liabilities	142,730	137,076

Long-term restructuring	6,231	9,275
Long-term deferred revenues	1,610	1,709
Other long-term liabilities	7,848	4,530

Total liabilities	158,419	152,590

Commitments and Contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $.01 par value; 200,000,000 shares authorized; 78,704,764 and 77,806,793 shares issued and outstanding, respectively	787	778
Additional paid-in capital	659,932	650,947
Accumulated deficit	(273,892)	(228,658)
Deferred compensation	—	(7,191)
Cumulative other comprehensive income	9,121	6,532

	395,948	422,408
Less common stock in treasury at cost, 15,275,899 and 15,310,399 shares, respectively	(110,468)	(110,468)

Total stockholders’ equity	285,480	311,940

Total liabilities and stockholders’ equity	$443,899	$464,530

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

License and other revenues	$165,886	$163,182	$214,021
Service revenues	138,774	113,561	95,527

Total revenues	304,660	276,743	309,548

Cost of license and other revenues	7,439	8,884	9,426
Cost of service revenues	55,381	40,491	25,963
Amortization of acquired intangibles and other charges	6,972	10,043	9,718

Cost of revenues	69,792	59,418	45,107

Gross profit	234,868	217,325	264,441

Selling, general and administrative	195,710	174,002	167,833
Research and development	70,178	57,687	68,093
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges	22,073	20,611	9,841

Total operating expenses	287,961	252,300	245,767

Operating income (loss)	(53,093)	(34,975)	18,674
Gain on sale of investment, net	—	4,372	—
Gain on sale of fixed assets	1,658	—	—
Interest and other income, net	2,004	5,155	1,734

Income (loss) before income taxes	(49,431)	(25,448)	20,408
Income tax provision	2,522	4,384	9,038

Net income (loss)	$(51,953)	$(29,832)	$11,370

Net income (loss) per share:
Net income (loss) per share — basic	$(0.67)	$(0.38)	$0.14

Net income (loss) per share — diluted	$(0.67)	$(0.38)	$0.14

Shares used in computing basic net income (loss) per share	77,096	77,557	80,425

Shares used in computing diluted net income (loss) per share	77,096	77,557	82,052

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Net income (loss)	$(51,953)	$(29,832)	$11,370
Other comprehensive income (loss):
Foreign currency translation adjustments	2,517	(6,067)	3,100
Fair market value adjustment for available-for-sale securities, net of tax	72	(72)	—

Comprehensive income (loss)	$(49,364)	$(35,971)	$14,470

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Cumulative
	Common Stock		Additional		Treasury Stock		Other
	Number of		Paid in	Accumulated	Number of		Comprehensive	Deferred
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Income	Compensation	Total
	(In thousands)

Balance at December 31, 2003	81,002	$810	$624,713	$(210,196)	7,678	$(54,555)	$9,571	$(2,475)	$367,868
Employee stock option, employee stock purchase plan and other, net	2,256	23	14,198	—	—	—	—	—	14,221
Cancellation of restricted stock	—	—	(834)	—	—	—	—	834	—
Repurchase of Common Stock	(2,270)	(23)	—	—	2,270	(20,137)	—	—	(20,160)
Amortization of TogetherSoft option value	—	—	—	—	—	—	—	185	185
Release of TogetherSoft escrow shares	(51)	(1)	—	—	51	(657)	—	—	(658)
Amortization of deferred compensation	—	—	—	—	—	—	—	454	454
Foreign currency translation adjustments	—	—	—	—	—	—	3,100	—	3,100
Net income				11,370					11,370

Balance at December 31, 2004	80,937	809	638,077	(198,826)	9,999	(75,349)	12,671	(1,002)	376,380
Employee stock option, employee stock purchase plan and other, net	1,013	10	5,726	—	—	—	—	—	5,736
Issuance of restricted stock in connection with TeraQuest acquisition	87	1	849	—	—	—	—	(850)	—
Issuance of restricted stock, net	1,041	11	6,295		34			(6,385)	(79)
Repurchase of Common Stock	(5,270)	(53)	—	—	5,276	(35,119)	—	—	(35,172)
Amortization of TogetherSoft option value								41	41
Release of TogetherSoft escrow shares	(1)	—	—	—	1	—	—	—	—
Amortization of TeraQuest deferred compensation	—	—	—	—	—	—	—	212	212
Amortization of deferred compensation	—	—	—	—	—	—	—	793	793
Fair market value adjustment available-for-sale securities	—	—	—	—	—	—	(72)	—	(72)
Foreign currency translation adjustments	—	—	—	—	—	—	(6,067)	—	(6,067)
Net Loss	—	—	—	(29,832)	—	—	—	—	(29,832)

Balance at December 31, 2005	77,807	778	650,947	(228,658)	15,310	(110,468)	6,532	(7,191)	311,940
Cumulative effect of adjustments from the adoption of SAB No. 108, net of taxes	—	—	1,460	6,719	—	—	—	—	8,179

Adjusted balances as of December 31, 2005	77,807	778	652,407	(221,939)	15,310	(110,468)	6,532	(7,191)	320,119
Employee stock option, employee stock purchase plan and other, net	1,076	11	4,863	—	—	—	—	—	4,874
Issuance of restricted stock	363	—	—	—	—	—	—	—	—
Repurchase of Common Stock	—	—	—	—	(34)	—	—	—	—
Cancellation of restricted stock	(390)		—						—
Repurchases and retirements of restricted stock	(151)	(2)	(835)	—	—	—	—	—	(837)
Amortization of restricted stock			3,515						3,515
Stock-based compensation	—	—	7,173	—	—	—	—	—	7,173
Reclassification of unearned stock-based compensation upon adoption of SFAS 123R			(7,191)					7,191	—
Fair market value adjustment available-for-sale securities	—	—	—	—	—	—	72	—	72
Foreign currency translation adjustments	—	—	—	—	—	—	2,517	—	2,517
Net Loss	—	—	—	(51,953)	—	—	—	—	(51,953)

Balance at December 31, 2006	78,705	787	659,932	(273,892)	15,276	(110,468)	9,121	—	285,480

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,953)	$(29,832)	$11,370
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,773	19,449	21,597
Stock-based compensation	10,688	—	—
Acquired in-process research & development charge	4,800	300	—
Developed technology impairment charge	497	—	—
Gain on sale of investment	—	(4,680)	—
Loss (gain) on disposal of fixed assets	(1,658)	30	33
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(1,992)	7,440	(5,341)
Prepaid expenses and other assets	5,456	420	4,459
Accounts payable and accrued expenses	3,400	(1,509)	(7,377)
Income taxes payable	(1,747)	363	5,271
Short-term restructuring	2,513	2,041	(4,919)
Deferred revenues	(7,559)	7,738	2,034
Long-term restructuring	(3,208)	—	—
Other liabilities	(120)	6,854	(2,504)

Cash provided by (used in) operating activities	(28,110)	8,614	24,623

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,187)	(7,190)	(3,127)
Proceeds from sale of fixed assets	11,015	—	—
Acquisition of Legadero, net of cash acquired	—	(12,744)
Acquisition of TeraQuest, net of cash acquired	—	(4,436)	—
Acquisition of Segue Software, net of cash acquired	(102,457)	—	—
Acquisition of developed technology	(497)	—	—
Proceeds from the sale of an investment	—	4,680	—
Purchases of short-term investments	—	(328,000)	(133,441)
Sales and maturities of short-term investments	125,944	346,706	91,025

Cash provided by (used in) investing activities	27,818	(984)	(45,543)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock options, net	4,863	5,657	14,683
Repurchase of common stock	—	(35,172)	(20,160)

Cash provided by (used in) financing activities	4,863	(29,515)	(5,477)

Effect of exchange rate changes on cash	1,671	(5,472)	2,331
Net increase (decrease) in cash and cash equivalents	6,242	(27,357)	(24,066)
Beginning cash and cash equivalents	49,075	76,432	100,498

Ending cash and cash equivalents	$55,317	$49,075	$76,432

Cash paid during the year for:
Interest	$300	$302	$183
Income taxes, net of refunds	$3,715	$752	$5,333
Supplemental disclosure of non-cash transactions:
Assets acquired under capital lease	$—	$—	$—
Deferred tax asset effect of acquired tax attributes, net of valuation allowance	$17,835	$1,977	$—
Deferred tax liabilities effect on acquired amortizable intangibles	$17,835	$1,977	$—

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 1.	THE COMPANY

We were incorporated in California in 1983 and reincorporated in Delaware in 1989. We maintain our corporate offices at 20450 Stevens Creek Boulevard, Suite 800, Cupertino, California 95014, and our main telephone number at that location is (408) 863-2800. Our trading symbol on the Nasdaq Global Market is “BORL.” We maintain an Internet website at http://www.borland.com.

Borland is a leading vendor of Open Application Lifecycle Management, or ALM, solutions, which represents the segment of the ALM market in which vendors’ solutions are flexible enough to support a customer’s specific processes, tools and platforms. Open ALM is a new, customer-centric approach to helping IT organizations transform software delivery into a managed, efficient and predictable business process. We offer a combination of software products as well as consulting and education services to help our customers better manage the growing complexity of software development. We aim to provide customers with a foundation which will allow them to consistently deliver their software on-time, on-budget and with increased business value.

We also provide integrated development environment, or IDE, products. In November 2006, following our announcement that we had not found an acceptable buyer for our IDE division assets, we decided to run this part of our business as a distinct division called CodeGear. Our CodeGear products represented approximately 25% of our revenue in 2006.

In April 2006, we completed the acquisition of publicly traded Segue Software, Inc. The transaction was valued at approximately $105 million and was funded with existing cash on hand. Segue was a Massachusetts-based provider of solutions that defined, measured, managed and improved software quality throughout the entire application lifecycle. Refer to Note 6 below for additional information regarding Segue.

In October 2005, we completed the acquisition of privately held Legadero Software, Inc., for $7.6 million in cash and transaction costs plus contingent consideration of $5.4 million for retention payments to be earned through the continued employment of certain key employees. Legadero was a Texas-based provider of IT management and governance solutions for software development and delivery.

In January 2005, we completed the acquisition of privately held TeraQuest Metrics, Inc., for $5.9 million in cash and transaction costs. TeraQuest was a Texas-based consulting firm focusing on software improvement, quality assurance and risk management for corporate and government software development organizations.

Refer to Note 6 below for additional information regarding our acquisitions.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of all of our wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Management Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Key estimates include sales returns and allowances, bad debt reserves, restructuring charges, taxes, valuation of goodwill and intangibles and occasionally percentage-of-completion evaluations. Actual results could differ from those estimates.

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

Basis of Presentation

Certain prior period amounts have been reclassified in order to be consistent with current financial statement presentation.

Revenue Recognition

We derive revenues from licenses of our software and sales of related services, which include, post-contract customer support, or PCS, consulting and education.

We recognize license fees on contracts that do not involve significant implementation or integration essential to the functionality of our products upon delivery when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is probable. For arrangements with multiple elements, we determine the value for services based upon vendor specific objective evidence, or VSOE, in accordance with American Institute of Certified Public Accountants Statement of Position, “Software Revenue Recognition,” or SOP 97-2, and related accounting literature. VSOE for the consulting services element is based upon the standard rates we charge for services, given the complexity of the services and experience of the professional performing the services or the amount charged on similar transactions. VSOE for annual PCS is established with the stated future renewal rates included in the contracts or the amount charged on a similar transaction or other specific evidence. We recognize revenue for the license portion of a multiple element arrangement based upon the residual contract value as prescribed by SOP No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. If we determine that a fee is not fixed or determinable, we defer the fee and recognize revenue as the fee becomes due. We generally recognize revenue for software licensed for a specific time period, or license term, ratably over the term of the license.

Historically, we developed solutions providing specific functionality to certain hardware vendors. These solutions may involve significant implementation or integration essential to the functionality of our products. We recognize license and service revenues associated with contracts involving significant implementation, integration or new functionality, either on a percentage-of-completion basis or a completed-contract basis depending on whether or not we can obtain reliable estimates of the costs to complete the work. Percentage-of-completion accounting often involves complex accounting decisions, judgments and estimates as to future costs and recoverability of unbilled amounts. We classify revenues from these arrangements as license and/or service revenues, based on the VSOE estimated fair value of each element. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” During 2006, 2005 and 2004 we did not account for any consulting contracts on a completed-contract basis.

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

Net revenue on our products held by our distributors is recognized upon sell-through to their customers. We maintain allowances for returns for all unsold products held by our distributors. Additionally, we maintain allowances for product returns from our channel resellers and end users, whose revenues are recognized on a sell-in basis, based upon historical return rates, current economic trends, changes in customer demand and acceptance of our products. Management makes significant judgments and estimates when establishing our sales

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

returns and other allowances, especially when concerning channel resellers. The provision for sales returns and rebates amounted to $(2.4) million, $2.7 million and $2.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. The reserve for sales returns and rebates was $2.2 million and $4.0 million as of December 31, 2006 and 2005, respectively. The provision for sales returns and rebates is recorded as a reduction to license and other revenues in the period that the accrual is considered necessary. The reserve balance is recorded in the balance sheet as an accounts receivable allowance. If future returns and rebates increase over historical levels, additional allowances may be required.

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

The following is a reconciliation of the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004

Numerator:
Net income (loss)	$(51,953)	$(29,832)	$11,370
Denominator:
Weighted-average shares outstanding, excluding unvested restricted stock	77,096	77,557	80,425
Effect of dilutive securities:
Employee stock option	—	—	1,556
Other	—	—	71

Denominator for diluted net income (loss) per share — weighted-average shares and assumed conversions	77,096	77,557	82,052

Net income (loss) per share — basic	$(0.67)	$(0.38)	$0.14

Net income (loss) per share — diluted	$(0.67)	$(0.38)	$0.14

The computation of diluted net loss per share for the years ended December 31, 2006 and 2005 excluded the impact of all outstanding options to purchase 15.6 million and 14.1 million shares of common stock, respectively, because such impacts would be antidilutive due to our net loss in each of the years ended December 31, 2006 and 2005.

Other in 2006 and 2005 excludes the impact of 1 million and 451,000 shares of non-vested restricted common stock awards, respectively, due to our net loss recorded in 2006 and 2005. Other in 2004 includes the impact of 71,000 shares of non-vested restricted common stock awards.

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

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

Our investment portfolio at December 31, 2006 was nil. At December 31, 2005 our investment portfolio included one issue of AAA rated commercial paper with an aggregate amortized cost value of $2.5 million, four issues of AA rated commercial paper with an aggregate amortized cost value of $10.9 million, and five issues of AAA rated government issues with an aggregate amortized cost value of $26.4 million. Unrealized gains and losses on these instruments were insignificant at December 31, 2005.

Foreign Currency and Forward Contracts

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

A significant portion of our business is conducted in currencies other than the United States dollar. We have established a hedge program utilizing forward contracts to minimize our exposure to foreign currency fluctuations. The objective of this program is to enter into forward contracts to sell or buy currencies at the time a non-functional currency denominated receivable or payable is recorded to offset the impact of translation. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the forward contracts are valued and reported on the financial statements. The gains and losses on the contracts generally offset the gains and losses on the underlying transactions. The net gain (loss) recorded on the Consolidated Statements of Operations related to the forward contracts and underlying transactions was $(1.1) million, $(0.5) million and $(1.5) million for the years ended December 31, 2006, 2005, and 2004, respectively. These foreign exchange gains and losses are included in interest and other income on the Consolidated Statements of Operations. All of our foreign exchange contracts mature in 30 days or less.

Certain inter-company balances are designated as long-term. Exchange gains and losses associated with these long-term inter-company balances were recorded as a component of cumulative other comprehensive income on the Consolidated Balance Sheets. As of December 31, 2006, we had $18.2 million, $3.1 million, $0.4 million, $1.3 million, $5.1 million and $0.4 million in long-term inter-company balances that will be settled in Australian dollars, Singapore dollars, Japanese Yen, Brazilian Reals, Indian Rupee and South Korean Won, respectively.

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

We offer credit terms on the sale of our software products to distributors, retail dealers and certain end-user customers. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for uncollectible accounts receivable based upon the expected collectability of all accounts receivable. A specific bad debt reserve of up to 100% of the invoice value is provided for certain problematic customer balances. A general reserve is established for all other accounts based on the age of the invoices. Delinquent account balances are written- off after management has determined that the

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

likelihood of collection is not probable. Additions (reversals) to the allowance for doubtful accounts were $0.5 million, $0.3 million and $(1.3) million for the years ended December 31, 2006, 2005 and 2004, respectively. Charges against the allowance were $0.5 million, $0.4 million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

No single customer represents greater than 10% of total accounts receivable, net of allowances, as of December 31, 2006 or 2005 and no single group or customer represented greater than 10% of our total revenues for the years ended December 31, 2006, 2005 or 2004.

We are exposed to credit loss in case of non-performance by counterparties to foreign exchange contracts, but we do not anticipate non-performance by these counterparties.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, we evaluate the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. SFAS 144 requires recognition of impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair value less cost to dispose for assets to be disposed. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment was recorded during 2006, 2005 or 2004.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings	31.5 years
Computer equipment	3 to 5 years
Furniture, fixtures and equipment	5 years
Leasehold improvements	Shorter of lease term or useful life

Depreciation and amortization expense for property and equipment for the years ended December 31, 2006, 2005 and 2004 was $5.9 million, $5.5 million and $6.6 million, respectively. The costs of maintenance and repairs are expensed as incurred. The costs of assets and related accumulated depreciation are removed from the accounts upon retirement or disposition and any resulting gain or loss is reported as income or expense.

We capitalize costs relating to internal use software in accordance with the provisions of SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software development costs, including costs incurred to purchase third party software, are capitalized beginning when we have determined certain factors are present including, among others, that technology exists to achieve the performance requirements, and/or buy versus internal development decisions have been made. Capitalization of software costs ceases when the software is substantially complete, is ready for its intended use, and is amortized over its estimated useful life using the straight-line method. We had $1.5 million and $2.2 million in unamortized internal use software costs as of December 31, 2006 and 2005, respectively. We amortized $1.6 million, $0.2 million and $1.2 million in costs associated with internal use software during 2006, 2005 and 2004, respectively. These costs are amortized over a useful life ranging from three to five years.

We apply SFAS No. 143, “Accounting for Asset Retirement Obligations,” or SFAS 143, for the recognition and measurement of liabilities for asset retirement obligations and the associated asset retirement costs. The fair value

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, we accrete the liability in relation to the asset retirement obligation over time and the accretion expense is recorded as an operating expense. At December 31, 2006, the asset retirement obligations were $0.6 million related to our restoration obligations for certain of our facilities.

Stock-Based Compensation Plans

Change in Accounting Principle

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Shared-Based Payment” (“SFAS 123R”), using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method, we recognize stock-based compensation expense for all share-based payment awards granted after January 1, 2006 and granted prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R. SFAS 123R supersedes previous accounting under Accounting Principles Board Opinion (“APB”) No. 25 Accounting for Stock Issued to Employees (“APB 25”), and also amends SFAS No. 95, Statement of Cash Flows. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 providing supplemental implementation guidance for SFAS 123R. We have applied the provisions of SAB No. 107 in our adoption of SFAS 123R. Our fiscal year 2006 financial results reflect the impact of SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and recognize compensation cost for only those shares expected to vest on a straight-line basis over the requisite service period of the award.

Prior to SFAS 123R adoption, we accounted for share-based payment awards using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our Consolidated Statements of Operations for the periods presented, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. Prior to January 1, 2006, the stock-based compensation expense was mainly comprised of compensation associated with non-employee equity awards, stock options assumed from business combinations and stock options granted before our initial public offering.

Upon adoption of SFAS 123R, we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The value of the portion of the post adoption award that is ultimately expected to vest is recognized as expense over the requisite service (vesting) periods on a straight-line basis in our Consolidated Statements of Operations and the expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS No. 123, as disclosed in our notes to Consolidated Financial Statements for the related periods. See Note 11 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

Prior Years Pro Forma Disclosure

If the fair value based method prescribed by SFAS 123R had been applied in measuring employee stock-based compensation expenses in fiscal years 2005 and 2004, the pro forma effect on net income and net income per share would have been as follows (in thousands, except income per share amounts):

	Year Ended December 31,
	2005	2004

Net income (loss):
Net income (loss)	$(29,832)	$11,370
Stock compensation adjustment — intrinsic value	1,166	93
Stock compensation expense, net of tax	(29,077)	(11,209)

Pro Forma	$(57,743)	$254

Net income (loss) per share:
As reported basic	$(0.38)	$0.14
As reported diluted	$(0.38)	$0.14
Pro Forma basic	$(0.74)	$0.00
Pro Forma diluted	$(0.74)	$0.00

Research and Development

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Software localization projects are outsourced to third party developers. We capitalize software development in accordance with the provisions of SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software development costs begin to be capitalized at the time a product’s technological feasibility is established and end when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed.

Goodwill and Acquired Intangibles

Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired in various acquisitions, net of assumed liabilities. Amortization of both purchased technology and maintenance contracts along with impairment of purchase technology charged to cost of revenues during the years ended December 31, 2006, 2005 and 2004 totaled $7.0 million, $10.0 million and $9.7 million, respectively. Amortization of other acquired intangibles charged to operating expenses during the years ended December 31, 2006, 2005 and 2004 was $0.6 million, $2.9 million and $4.7 million, respectively. We had $40.5 million and $3.9 million in unamortized acquired intangibles at December 31, 2006 and 2005, respectively. We also had $253.4 million and $187.3 million of unimpaired goodwill at December 31, 2006 and 2005, respectively.

In accordance with SFAS No. 142, “Goodwill and Other Intangibles,” or SFAS 142, we test goodwill for impairment on an annual basis as well as when circumstances indicate a possible impairment. Impairment testing of goodwill is performed in two steps. First, the carrying value of the reporting unit is compared to the fair value of the reporting unit including the goodwill. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, we perform the second step. The second step of the impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of the goodwill, the

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

impairment loss shall be recognized as an operating expense in an amount equal to that excess. We performed our goodwill impairment testing in the third quarter of 2006 based on a single reporting unit and concluded there was no impairment as of September 30, 2006. The market capitalization method was the primary method used to determine the fair values for SFAS 142 impairment purposes. We considered the establishment of two segments as a triggering event under FAS 142 and performed a goodwill allocation and impairment analysis for our new fiscal year 2007 segments (Enterprise and CodeGear). We used the cash flow method in determining fair values for goodwill allocation and impairment purposes and concluded there was no impairment for the goodwill allocated to each segment. We did not record impairment to goodwill during 2006, 2005 or 2004. Refer to Note 4 below for further discussion of the valuation of goodwill and intangible assets.

Advertising Costs

We expense the production costs of advertising, including direct response, the first time the advertising takes place. Advertising expense was $1.9 million, $3.2 million and $4.0 million during the years ended December 31, 2006, 2005 and 2004, respectively. We also fund certain advertising activities of our reseller channel. These costs are treated as advertising expenses under EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” or EITF 01-09, as we have deemed that the identifiable benefit is sufficiently separable from the customer’s purchase of our product and the fair value of that benefit is reasonably estimable. The amounts related to funded advertising were $0.9 million, $1.2 million and $1.7 million during the years ended December 31, 2006, 2005 and 2004, respectively.

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

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company adopted SAB 108 during the fourth quarter of 2006 resulting in a transition adjustment of approximately $6.7 million to accumulated deficit.

We had over accrued liabilities over multiple years totaling $7.6 million, over stated deferred revenue of $0.5 million and over amortization of other assets totaling $81 thousand through uncorrected immaterial errors which arose in periods prior to December 31, 2005.

In addition, in the fourth quarter of 2006, given recent attention to accounting for stock options, the Company determined it would be prudent to voluntarily review option and stock grants made from 1997 to August 2006. The voluntary reviews were concluded in the fourth quarter of 2006. We identified an adjustment of approximately $0.8 million to increase additional paid in capital for immaterial clerical errors related to accounting for stock options associated with stock option grants during the period from 1997 to 2004. In a separate review, we identified errors totaling approximately $0.7 million for restricted stock awards granted to executives and employees in connection with past acquisitions. The total amount of unrecorded stock based compensation over multiple years totaled $1.5 million which was recorded under SAB 108 as an increase in additional paid in capital.

Historically, we have evaluated uncorrected differences utilizing the rollover approach. We believe the impact of the stock based compensation, accrued liabilities, deferred revenue and other items were immaterial to prior fiscal years under the rollover method. However, under SAB 108, which we were required to adopt for the year ended December 31, 2006, we must assess materiality using both the rollover method and the iron-curtain method. Under the iron-curtain method, the aforementioned errors are material to our fiscal 2006 financial statements and, therefore, we have recorded an adjustment to our opening fiscal 2006 retained earnings balance in the amount of $6.7 million in accordance with the implementation guidance in SAB 108. The total cumulative impact is as follows:

Stock-based compensation	$(1,460)
Accrued expenses	7,595
Deferred revenue	500
Other	84

Decrease in accumulated deficit	$6,719

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

The following table provides a history of the accumulated errors by year back to 2000:

	2000 and
	prior years	2001	2002	2003	2004	2005	Total

Stock-based compensation	$(317)	$(220)	$(140)	$(39)	$(662)	$(82)	$(1,460)
Accrued expenses	7,410	447	(198)	(146)	62	20	7,595
Deferred revenue	—	—	—	500	—	—	500
Other	—	—	—	—	(67)	151	84

Total	$7,093	227	(338)	315	(667)	89	$6,719
Tax effect		—	—	—	—	—

Total, net of tax		227	(338)	315	(667)	89

Income (loss) before tax		$28,951	$23,084	$(36,573)	$20,408	$(25,448)

Percent of income before taxes		1%	(1%)	(1%)	(3%)	—

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently in the process of evaluating the impact of SFAS No. 157 on our financial position and results of operations.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of our fiscal year 2007. We have not yet completed our evaluation of FIN 48 and currently cannot estimate the impact on our financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. Although the Company will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

NOTE 3.	INVESTMENTS

We had no investments in available-for-sale securities as of December 31, 2006. The following table summarizes our investments in available-for-sale debt securities as of December 31, 2005 (in thousands):

	December 31, 2005
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

Auction rate securities	$85,900	$—	$—	$85,900
Government issues	26,386	—	(56)	26,330
Commercial paper	13,394	4	(20)	13,378
Certificates of deposit	395	—	—	395

	$126,075	$4	$(76)	$126,003

Realized gains and losses in available-for-sale securities were not material for the years ended December 31, 2005 or 2004, respectively.

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

Maturities of the
Underlying Variable
Rate Long-term
Bonds at
December 31,
2005

Due within one year	$—
Due after one year through twenty years	6,150
Due after twenty years through thirty-nine years	45,550
Due after thirty-nine years	34,200

$85,900

In 2005, we sold an equity investment in privately held Trolltech A.S. that was previously determined to be impaired and written-off in fiscal 2002. We recognized a gain of $4.7 million in 2005 on this transaction.

NOTE 4.	GOODWILL AND INTANGIBLE ASSETS

In April 2006, we completed the acquisition of Segue Software. We recorded $65.5 million of goodwill in connection with this acquisition in fiscal year 2006.

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

The change in the carrying amount of goodwill is as follows (in thousands):

Goodwill

Balance as of December 31, 2005	$187,337
Acquisition of Segue	65,528
Foreign exchange and purchase accounting adjustments	491

Balance as of December 31, 2006	$253,356

The adjustments to goodwill during the year ended December 31, 2006 are related to reversals of accrued expenses and other reserves originally recorded as part of the purchase accounting for our Segue acquisition. Additionally, fluctuations in foreign currency exchange rates impact our foreign goodwill balances.

The following tables summarize our intangible assets, net (in thousands):

	December 31,
	2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Acquired technology	$46,330	$(24,701)	$21,629
Maintenance agreements	11,300	(1,121)	10,179
Trade names and trademarks	1,100	(215)	885
Customer relationship	9,075	(1,376)	7,699
Other	400	(271)	129

	$68,205	$(27,684)	$40,521

	December 31,
	2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Acquired developed technology	$33,120	$(30,566)	$2,554
Trade names and trademarks	8,400	(8,215)	185
Customer relationship	1,521	(446)	1,075
Other	5,199	(5,113)	86

	$48,240	$(44,340)	$3,900

The intangible assets are all amortizable and have original estimated useful lives as follows: acquired developed technology — 2 to 6 years; maintenance agreements — 7 years; trade names and trademarks — 4 years; customer relationships — 7 years; other — 1 to 3 years. Based on the current amount of intangibles subject to

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

amortization, the estimated future amortization expense related to our intangible assets at December 31, 2006 is as follows (in thousands):

Future
Amortization

2007	$8,269
2008	7,879
2009	9,147
2010	6,467
2011	5,272
Thereafter	3,487

Total	$40,521

NOTE 5.	CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS COMPONENTS

Details of certain balance sheet captions are as follows (amounts in thousands):

	December 31,	December 31,
	2006	2005

Accounts receivable, net:
Gross accounts receivable	$67,567	$61,640
Allowance for rebates and returns	(2,199)	(3,988)
Allowance for doubtful accounts	(3,214)	(3,247)

Total	$62,154	$54,405

Property and equipment, net:
Buildings	$—	$10,171
Computer equipment	34,067	32,642
Furniture, fixtures and equipment	7,137	8,203
Other	12,573	11,892

	53,777	62,908
Less accumulated depreciation and amortization	(42,601)	(49,105)

	11,176	13,803
Land	—	4,034

Total	$11,176	$17,837

Accrued expenses:
Accrued payroll and incentives	$24,461	$19,329
Professional service fees and settlement costs	2,440	3,349
Other	9,537	17,526

Total	$36,438	$40,204

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

Details of restructuring, amortization of other intangibles, acquisition-related expenses and other charges are as follows (amounts in thousands):

	Year Ended December 31,
	2006	2005	2004

Restructuring	$12,880	$16,110	$2,851
Amortization of other intangibles	557	2,850	4,681
Acquisition-related expenses	3,836	1,642	2,309
Other charges:
In-process research and development	4,800	300	—
Other charges:	—	(291)	—

	$22,073	$20,611	$9,841

During 2006 we recorded $12.9 million in net restructuring expenses, which included $3.1 million of facility related expenses due primarily to the consolidation of underutilized facilities in Lexington, Massachusetts, Sweden, France, Taiwan, Singapore, Japan and Australia. We also incurred $9.4 million in severance costs and $0.4 million in legal expenses for the elimination of 315 positions, of which 158 were in selling, general and administrative and 157 were in research and development. Refer to Note 7 below for additional information. We recorded $0.6 million in operating expenses from the amortization of other purchased intangibles primarily from the TogetherSoft and Starbase acquisitions, $3.8 million in acquisition-related expenses, which were principally associated with the acquisitions of Segue, TeraQuest and Legadero, and a charge to expense of $4.8 million for acquired in-process research and development related to the Segue acquisition.

During 2005, we recorded $16.1 million in net restructuring expenses, which included $13.1 million of facility related expenses due primarily to the consolidation of underutilized facilities in Scotts Valley, California. We also incurred $4.0 million in severance costs for the elimination of 81 positions, of which 53 were in selling, general and administrative and 28 were in research and development. Partially offsetting these expenses were restructuring reversals of $0.5 million related to a vacant facility in Raleigh, North Carolina, that we were able to sublease and $0.3 million for a previously exited facility located in Twyford, United Kingdom, that we re-occupied. We recorded $2.9 million in operating expenses from the amortization of other purchased intangibles primarily from the TogetherSoft and Starbase acquisitions, $1.6 million of acquisition-related expenses related to the acquisitions of TeraQuest and Legadero, and a charge to expense of $0.3 million for acquired in-process research and development related to the Legadero acquisition. Additionally, we reversed $0.3 million of litigation charges in connection with our Starbase acquisition.

During 2004, we recorded $2.9 million in net restructuring expenses, which included $3.1 million related to exiting certain facilities and $1.1 million related to severance and benefits resulting from headcount reductions totaling 42 employees, including 39 in selling, general and administrative and three in research and development. The facility amount represents the present value of our remaining lease payments less anticipated sublease income plus the write-off of leasehold improvements and certain other costs. We also recorded $0.4 million in restructuring expenses related to the write-off of certain fixed assets and other costs. Additionally, we reversed $1.7 million of restructuring accruals related to changes in estimates of lease termination accruals for facilities we exited for less than our previous estimate and due to changes in estimates of outplacement costs. We recorded $4.7 million in operating expenses from the amortization of other purchased intangibles primarily from the TogetherSoft and Starbase acquisitions and $2.3 million in acquisition-related expenses, which were principally associated with the earn-out provision of the VMGear acquisition.

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

NOTE 6.	ACQUISITIONS

Segue Software, Inc.

In April 2006, we completed the acquisition of Segue Software, Inc., or Segue, pursuant to an Agreement and Plan of Merger, dated as of February 7, 2006, or the Merger Agreement. Segue is now a wholly-owned subsidiary of Borland. Segue was a Massachusetts-based provider of quality and testing solutions which defined, measured, managed and improved software quality throughout the entire application lifecycle. Under the terms of the Merger Agreement, we paid $8.67 per share in cash for all outstanding shares of Segue. The purchase price was approximately $115.9 million and consisted of fixed consideration of $105.4 million in cash used to purchase all of Segue’s outstanding common shares, $8.1 million in cash paid to eligible Segue employees who held vested common stock options on the closing date of the acquisition and $2.5 million of direct acquisition-related costs. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition, including identifiable intangible assets, with the remaining amount being classified as goodwill. Additionally, we expect to pay contingent consideration through 2009 of up to a maximum of $1.3 million, of which a total of $0.4 million has been paid to eligible former Segue employees who held unvested common stock options on the closing date of the acquisition and were retained as Borland employees. The contingent consideration is based upon continued employment with Borland and paid in accordance with the vesting schedules of the original Segue common stock options. This contingent consideration is recognized as compensation expense in the periods when it is earned and paid. Cash acquired in the acquisition was $13.5 million. The results of operations for Segue have been included in our consolidated financial statements from the date of acquisition. The acquisition was accounted for as a purchase and the total purchase price was recorded as follows (in thousands):

Cash paid for outstanding common shares	$105,358
Cash paid for outstanding vested common stock options	8,130
Direct transaction costs	2,451

Total purchase price	$115,939

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

Based upon the purchase price of the acquisition, the purchase price allocation is as follows (in thousands):

Current assets and other tangible assets:
Cash and short-term investments	$13,482
Accounts receivable	4,199
Other current assets	1,210
Property and equipment	902
Deferred tax assets, net of valuation allowance	17,835
Goodwill	65,528
Amortizable intangible assets:
Developed technology	23,400
In-process research and development	4,800
Customer relationships	7,500
Trademarks	1,000
Non-compete agreements	300
Maintenance agreements	11,300

Total assets acquired	151,456
Liabilities assumed:
Deferred revenues	(9,042)
Current liabilities	(7,276)
Deferred tax liabilities	(17,835)
Other long-term liabilities	(1,364)

Net assets acquired	$115,939

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

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

Additionally, subsequent to the completion of the acquisition, options to purchase approximately 843,000 shares of common stock pursuant to our 2003 Supplemental Stock Option Plan were issued to Segue employees who became our employees. These options will vest over a four year period.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Borland and Segue, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented includes the business combination accounting effect on historical Segue revenues, amortization charges from acquired intangible assets, stock-based compensation charges for the payouts made for unvested options, adjustments to interest expense.

	Twelve Months Ended
	December 31,	December 31,
	2006	2005
	(In thousands, except
	per share data)

Total revenues	$315,057	$312,539
Net loss	$(57,671)	$(44,383)
Net loss per share:
Net loss per share — basic	$(0.75)	$(0.57)
Net loss per share — diluted	$(0.75)	$(0.57)

Legadero

On October 3, 2005, we completed the acquisition of privately held Legadero Software, Inc., or Legadero. Legadero was a Texas-based provider of IT management and governance solutions for software development and delivery and was acquired to complement our existing Application Lifecycle Management, or ALM, products and services. The purchase price consisted of fixed consideration of $7.5 million in cash plus contingent consideration of $5.4 million for retention payments to be earned through the continued employment of certain key employees. This contingent consideration was placed in escrow and will vest and be paid over a two-year period or earlier under certain circumstances and will be recognized as compensation expense in the period earned. At December 31, 2006, $3.2 million of unearned contingent consideration remained in escrow. In addition, we incurred $0.1 million of acquisition-related costs. Cash acquired in the acquisition was $0.3 million. Results of operations for Legadero have been included in our consolidated financial statements from the date of acquisition. The acquisition was accounted for as a purchase and the total purchase price was recorded as follows (in thousands):

Cash tendered	$7,509
Direct transaction costs	131

Total purchase price	$7,640

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

Based upon the purchase price of the acquisition, the purchase price allocation was as follows (in thousands):

Current assets and other tangible assets:
Cash	$287
Current assets	31
Deferred tax assets, net of valuation allowance	1,107
Goodwill	4,425
Amortizable intangible assets:
Developed technology	2,400
Customer list	100
Trademarks, trade names and service marks	100
Non-compete covenants	100
In-process research and development	300

Total assets acquired	8,850
Liabilities assumed:
Current liabilities	(103)
Deferred tax liabilities	(1,107)

Net assets acquired	$7,640

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

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

The purchase price consisted of fixed consideration of $5.4 million in cash and $0.5 million of acquisition-related costs. Contingent consideration includes cash retention payments of $1.3 million to be earned through the continued employment of certain key employees. This contingent consideration was placed in escrow and will vest and be paid over a two-year period or earlier under certain circumstances and will be recognized as compensation expense in the period earned. At December 31, 2006, $0.2 million of unearned contingent consideration remained in escrow. Results of operations for TeraQuest have been included in our consolidated financial statements from the date of acquisition. The acquisition was accounted for as a purchase and the total purchase price was recorded as follows (in thousands):

Cash tendered	$5,391
Direct transaction costs	523

Total purchase price	$5,914

Based upon the purchase price of the acquisition, the purchase price allocation was as follows (in thousands):

Current assets and other tangible assets:
Cash	$1,478
Current assets	2,049
Deferred tax assets, net of valuation allowance	870
Goodwill	2,692
Customer list	1,475

Total assets acquired	8,564
Liabilities assumed:
Current liabilities	(1,780)
Deferred tax liabilities	(870)

Net assets acquired	$5,914

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

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

NOTE 7.	RESTRUCTURING AND MERGER-RELATED CHARGES

We accounted for our restructuring activities in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statement No. 5 and 43,” and SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” as applicable. The following table summarizes our restructuring activity for the years ended December 31, 2006, 2005 and 2004 (amounts in thousands):

	Severance
	and Benefits	Facilities	Other	Total

Accrual at December 31, 2003	$3,499	$6,158	$474	$10,131
2004 restructuring	1,073	3,372	395	4,840
Cash paid and write-offs during 2004	(3,812)	(5,101)	(787)	(9,700)
Reversal of previous restructuring	(436)	(1,302)	—	(1,738)
Reclassification of previous restructuring	(226)	—	226	—

Accrual at December 31, 2004	98	3,127	308	3,533
2005 restructuring	3,976	13,121	38	17,135
Cash paid and write-offs during 2005	(3,802)	(2,680)	(42)	(6,524)
Reversal of previous restructuring	(80)	(884)	—	(964)

Accrual at December 31, 2005	192	12,684	304	13,180
Acquired from Segue	3,507	542	—	4,049
2006 restructuring	9,577	3,177	446	13,200
Cash paid and write-offs during 2006	(8,904)	(4,800)	(592)	(14,296)
Reversal of previous restructuring	(194)	(52)	(74)	(320)

Accrual at December 31, 2006	$4,178	$11,551	$84	$15,813

Of the $15.8 million in our restructuring accrual at December 31, 2006, $9.6 million was in our short-term accrual and $6.2 million was in our long-term accrual. The long-term accrual is related to facility operating leases. Our facility accruals represent our remaining lease payments less anticipated sublease income plus the write-off of leasehold improvements and certain other costs.

During 2006 we recorded $12.9 million in net restructuring expenses, which included $3.1 million of facility related expenses due primarily to the consolidation of underutilized facilities in Lexington, Massachusetts, Sweden, France, Taiwan, Singapore, Japan and Australia. We also incurred $9.4 million in severance costs and $0.4 million in legal expenses for the elimination of 315 positions, of which 158 were in selling, general and administrative and 157 were in research and development.

Net restructuring expenses recorded in 2005 were $16.1 million and included $13.1 million of facilities related expenses and $4.0 million in severance costs, partially offset by restructuring reversals of $0.5 million related to a vacant facility in Raleigh, North Carolina, we were able to sublease and $0.3 million for a previously exited facility located in Twyford, United Kingdom, we re-occupied. Our 2005 restructurings included facility costs related to exiting a portion of an underutilized building located in Scotts Valley, California and non-recurring severance and benefit expenses related to headcount reductions of 81 employees, of which 53 were in selling, general and administrative and 28 were in research and development.

During 2004 we recorded $2.9 million in net restructuring expenses, which included $3.1 million related to exiting certain facilities and $1.1 million related to severance and benefits resulting from headcount reductions of 42 employees, including 39 in selling, general and administrative and three in research and development. The

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

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

The restructuring charges relating to operating leases have been recorded, net of assumed sublease income and present value factors based on interest rates ranging from 4% to 7%. Substantially all of these restructuring costs have or will require the outlay of cash, although the timing of lease payments relating to leased facilities over the next five years will be unchanged by the restructuring action.

NOTE 8.	INCOME TAXES

Income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

U.S.	$(52,033)	$(33,783)	$9,391
Non-U.S.	2,602	8,335	11,017

	$(49,431)	$(25,448)	$20,408

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

Current:
Federal	$(70)	$(62)	$275
State	118	19	681
Non-U.S.	930	4,450	7,681

	$978	$4,407	$8,637

Deferred:
Federal	$—	$—	$—
State	—	—	—
Non-U.S.	1,544	(23)	401

	1,544	(23)	401

	$2,522	$4,384	$9,038

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income before income taxes (in thousands):

	Year Ended December 31,
	2006	2005	2004

Tax provision computed at U.S. statutory rate	$(17,301)	$(8,907)	$7,141
State taxes	(2,966)	(1,527)	1,224
Limitation or (benefit) on utilization of U.S. losses, credits and future deductions	13,350	4,329	(8,752)
Non-U.S. withholding taxes	1,139	1,271	1,432
Tax effect of acquisition-related non-deductible goodwill and intangibles	4,821	5,384	5,858
Tax effect of foreign income inclusions	3,209	4,285	—
Subsidiaries’ results subject to tax at rates other than U.S. statutory rates	(1,569)	(237)	2,290
Limitation or (benefit) on utilization of non-U.S. losses, credits and future deductions	972	537	(155)
Change in valuation allowance	867	(751)	—

Income tax provision	$2,522	$4,384	$9,038

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are comprised of the following (in thousands):

	Year Ended December 31,
	2006	2005

Accrued expenses	$12,917	$10,492
Accounts receivables reserves	1,312	1,221
Deprecation, amortization and other	5,473	671
U.S. federal and state loss and credit carryforwards	112,931	146,768
Non-U.S. loss carryforwards	3,359	8,721

Gross deferred tax assets	135,992	167,873
Deferred tax assets valuation allowance	(110,446)	(164,487)

Deferred tax assets, net of valuation allowance	$25,546	$3,386

Deferred tax liability	$(9,618)	$(895)
Acquired intangibles	$(16,533)	$(1,585)

Deferred tax liability, net	$(26,151)	$(2,480)

Total deferred tax assets (liabilities), net	$(605)	$906

We have recorded a valuation allowance against all of our deferred tax assets at December 31, 2006, and a substantial portion of our deferred tax assets at December 31, 2005. In accordance with SFAS 109 and based on all available evidence, including our historical results and the uncertainty of predicting our future income, the valuation allowance reduces our deferred tax assets to an amount that is more likely than not to be realized. The amount of valuation allowance can be attributable to U.S. federal, state and certain foreign deferred tax assets primarily

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

consisting of reserves, tax credit carryforwards, net operating loss carryforwards, accrued expenses and other temporary differences.

In accordance with SFAS 109, we recorded deferred tax liabilities of approximately $17.8 million for the tax effect of the non-deductible amortizable intangible assets as part of the initial purchase price allocation for the Segue acquisition in 2006. We recorded deferred tax liabilities of approximately $1.7 million during 2005 for the tax effect of the non-deductible amortizable intangible assets associated with the Teraquest and Legadero acquisitions. We have also recorded deferred tax assets of $23.4 million relating to acquired net operating losses and credits in connection with the Segue acquisition. These assets were subject to a full valuation allowance. At December 31, 2006, we had recognized deferred tax assets in the amount of $15.6 million to the extent the realization of our deferred tax assets becomes assured as a result of the additional taxable income generated by the non-deductible amortizable intangible assets. We have also recorded deferred tax assets for $0.6 million and $0.3 million for Legadero and Teraquest, respectively, as the realization of these deferred tax assets becomes assured as a result of the additional taxable income generated by the non-deductible amortizable intangible assets. Tax benefits related to pre-acquisition losses of the acquired entities will be utilized first to reduce any associated goodwill and intangibles.

For U.S. federal and state income tax purposes, we have net operating loss, or NOL, carryforwards of approximately $361.5 million and $21.0 million at December 31, 2006, respectively. These loss carryforwards will expire between 2008 and 2026, if not utilized. We also have approximately $13.5 million of NOL carryforwards in various foreign jurisdictions. In 2006, we acquired Segue and assumed their NOL carryforwards of $56.5 million. In 2003, we acquired TogetherSoft and Starbase, and assumed their NOL carryforwards of $2.4 million and $31.5 million, respectively. In the event that we can utilize these NOL carryforwards against our U.S. federal taxable income, we will release a portion of the valuation allowance against goodwill.

Excess tax benefits from employee stock option exercises of $156.7 million are included in the deferred tax asset balances at December 31, 2005 as a component of the Company’s net operating loss carryforwards. Deferred income taxes pertaining to net operating losses decreased by $62.5 million due to a change in presentation in accordance with FAS 123R “Share-Based Payments”. These deferred income tax assets resulted from the exercise of employee stock options in prior years and represent excess tax benefits as determined under APB 25 “Accounting for Stock Issued to Employees”. The deferred income tax assets for excess taxes benefits had a full valuation allowance against them in prior years. FAS 123R prohibits recognition of a deferred income tax asset for an excess tax benefit that has not been realized through a reduction in income taxes payable. The Company has elected to net its deferred income tax assets for net operating losses and the related valuation allowance for the excess tax determined under APB 25. The gross amount of excess tax benefits excluded at December 31, 2006 is $178.5 million. If and when such excess tax benefits are ultimately realized, additional paid in capital will be increased by $178.5 million.

We have available U.S. federal and state tax credit carryforwards of approximately $31.9 million and $14.7 million, respectively. These credit carryforwards will expire beginning in 2007, if not utilized. We also have Alternative Minimum Tax, or AMT, credit carryforwards for U.S. federal income tax purposes of approximately $1.0 million, which do not expire. Utilization of federal and state NOL and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before full utilization.

Undistributed earnings of Borland’s foreign subsidiaries amounted to approximately $47.4 million as of December 31, 2006. Approximately $24.5 million are considered to be non-permanently reinvested and applicable residual U.S. income and foreign withholding taxes of $.7 million have been provided on those earnings. With respect to the balance of $22.9 million of foreign undistributed earnings, applicable US income and non-US have not been provided as such earnings are considered to be permanently invested in foreign operations.

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

NOTE 9.	COMMON SHARES RESERVED FOR FUTURE ISSUANCE

Shares of common stock reserved for future issuance at December 31, 2006 are as follows:

Stock Incentive Plans	20,589,388
Employee Stock Purchase Plan	309,637

Total	20,899,025

NOTE 10.	STOCK REPURCHASE PROGRAMS

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

No shares were repurchased through our Discretionary Program during 2006. The Discretionary Program is currently in effect and at December 31, 2006, $59.3 million remains authorized for future repurchases.

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

NOTE 11.	STOCK BENEFIT PLAN AND STOCK-BASED COMPENSATION

General

Our employee stock incentive plans are long-term retention plans that are intended to attract, retain and provide incentives for talented employees, including officers and non-employee directors, and to align stockholder and employee interests. We believe our employee stock incentive plans are critical to our operations and productivity. Our employee stock incentive plans allow us to grant, on a discretionary basis, both incentive stock options and non-qualified stock options, as well as restricted stock and stock bonuses.

Stock Incentive Plans

As of December 31, 2006, we have various stock-based compensation plans. Our employee stock option plans allow us to grant, on a discretionary basis, both incentive stock options and non-qualified stock options, as well as restricted stock and stock bonuses.

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

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

Under our 2002 Stock Incentive Plan, we automatically grant options to non-employee directors on a non-discretionary basis. Upon first joining the Board, each non-employee director is granted options to acquire 30,000 shares of our common stock. Such shares vest one-third one year from the date of grant and 1/24th per month over the ensuing two years. Effective July 1, 2001, and on July 1 of each year thereafter, each non-employee director (excluding the Chairman of the Board) receives an annual stock option to purchase 12,500 shares of our common stock. The Chairman of the Board receives an annual stock option grant to purchase 17,500 shares of our common stock. In addition, each non-employee director that serves as a member on a committee of the Board receives an additional annual stock option to purchase 1,000 shares of our common stock for each committee on which they serve as a member. In addition to the options for service on the committee, a non-employee director that serves as the chairman of a committee of the Board receives an additional stock option to purchase 1,000 shares of our common stock for each such service. These stock options vest over a three-year vesting schedule with one-third of the options vesting one year from the date of the grant and the remaining two-thirds of the options vesting over the remaining two years on a monthly basis. In the event of a change of control of Borland, the options would become 100% vested.

At December 31, 2006, 5,748,860 shares were available for future grant under our various stock option plans. All options granted under the plans for the years ended December 31, 2006, 2005 and 2004 were priced at the fair market value on the date of grant, based on the closing price of our common stock as reported on the Nasdaq Global Market on the date of grant, or if the date of grant is not a trading day, the trading day immediately prior to the date of grant.

Stock Option Activities

The following table presents a summary of our stock option activity for the year ended December 31, 2006 (shares in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
			(Years)	(Thousands)

Outstanding at December 31, 2005	16,030	$9.23
Granted	4,290	$5.44
Exercised	(389)	$4.59
Forfeited/expired	(5,091)	$9.87

Outstanding at December 31, 2006	14,840	$8.04	5.57	$751

Vested and expected to vest at December 31, 2006	13,359	$8.31	5.05	$578

Exercisable at December 31, 2006	9,283	$9.47	3.76	$136

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Borland’s closing stock price on the last trading day of fiscal 2006 and the exercise price, multiplied by the

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of Borland’s stock. Total intrinsic value of options exercised in fiscal 2006 was $0.5 million.

The following table summarizes our stock option activity and related weighted-average exercise prices within each category for the years ended December 31, 2006, 2005 and 2004 relating to our stock incentive plans (in thousands, except share price data):

	Year Ended December 31,
	2006		2005		2004
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of period:	16,030	$9.23	12,567	$10.99	13,722	$11.42
Stock options:
Granted	4,290	$5.44	6,721	$6.69	3,412	$9.44
Exercised	(389)	$4.59	(367)	$5.85	(1,599)	$6.55
Canceled	(5,091)	$9.87	(2,891)	$11.47	(2,968)	$13.36

Options outstanding at end of period:	14,840	$8.04	16,030	$9.23	12,567	$10.99

Exercisable	9,283	$9.47	12,581	$10.09	7,047	$11.83

The weighted-average fair value of the stock options granted under the employee stock incentive plans during the years ended December 31, 2006, 2005 and 2004, as defined by SFAS 123R was $2.56, $3.80 and $5.69, respectively.

The following table summarizes information about stock options outstanding at December 31, 2006 (options outstanding and exercisable are in thousands):

	Options Outstanding
		Weighted-		Options Exercisable
	Number	Average	Weighted-	Number	Weighted-
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
	2006	Life	Price	2006	Price

$3.50 — $5.44	3,200	9.25	$5.21	222	$4.83
$5.45 — $5.84	3,269	6.78	$5.64	2,457	$5.65
$5.85 — $7.45	3,104	8.39	$6.43	1,361	$6.57
$7.49 — $10.15	3,008	7.29	$8.88	2,984	$8.88
$10.18 — $714.22	2,259	5.07	$16.61	2,259	$16.61

	14,840	7.49	$8.04	9,283	$9.47

The weighted-average remaining contractual life for all exercisable stock options at December 31, 2006 was 6.37 years.

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

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

performance awards to officers and key employees. Restricted shares issued under these plans are considered outstanding at the time of grant, as the stockholders are entitled to voting rights.

During the years ended December 31, 2006 and 2005, we granted 362,500 and 1,180,791 shares, respectively, of restricted stock to certain employees and officers with a cash purchase price of $0.01 per share and a vesting term of up to five years. The restricted stock is subject to repurchase if employment terminates prior to vesting. During the years ended December 31, 2006, 2005 and 2004 we recognized $3.5 million, $1.5 million and $0.1 million, respectively, of deferred compensation expense related to our restricted stock grants. At December 31, 2006, 850,156 restricted shares remained outstanding and the unamortized deferred compensation balance related to these shares was $3.2 million.

A summary of the status for unvested stock awards as of December 31, 2006, and activities during fiscal year 2006, is presented as follows (in thousands, except per share data):

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Stock	Fair
	Outstanding	Value

Balance at December 31, 2005	1,310	$6.42
Granted	363	$5.55
Vested	(433)	$6.10
Forfeited	(390)	$7.00

Balance at December 31, 2006	850	$5.94

The weighted-average fair value of restricted stock granted during the year ended December 31, 2006, was $5.55 and the fair value of restricted stock vested during the year ended December 31, 2006 was $2.6 million.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan, or ESPP, allows our eligible employees, and the eligible employees of our subsidiaries, to purchase shares of our common stock through payroll deductions. Purchases are limited to a maximum of 15% of the employee’s compensation, subject to a maximum annual employee purchase limit of $25,000 worth of our common stock. The ESPP shares may be purchased by participants at 85% of the lower of the fair value of the common stock on the purchase date as reported by the Nasdaq Global Market at the beginning of the offering period or the fair value on the purchase date.

There are two offering periods, a twelve-month “Annual Offering Period” that generally begins on or about December 1 of each year and a six-month “Half-Year Offering Period” that generally begins on or about June 1 of each year. Each offering period may be adjusted or suspended under the ESPP by our Board of Directors. An employee may not participate simultaneously in more than one offering. The maximum number of shares a participant may purchase in an Annual Offering Period is 2,500 shares, and for a Half-Year Offering Period, 1,250 shares. Generally, the Annual Offering Period is comprised of two six-month purchase periods ending on or about the last day of May and November of each year, while the Half-Year Offering Period is comprised of a single purchase period.

In June 2003, our stockholders approved an amendment to our 1999 Employee Stock Purchase Plan to increase the shares authorized for issuance by 900,000 shares and in May 2005, our stockholders approved an amendment to our 1999 Employee Stock Purchase Plan to increase the shares authorized for issuance by an additional 900,000, bringing the total authorized to 4,000,000.

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

Of the 4,000,000 shares of common stock that have been reserved for issuance under the plan, 3,690,363 shares were issued through December 31, 2006. Sales to employees under the plan during the years ended December 31, 2006, 2005 and 2004 were 686,188, 640,793 and 572,202 shares of common stock at an average price of $4.50, $5.33 and $7.44 per share, respectively.

The weighted-average fair value of those purchase rights granted during the years ended December 31, 2006, 2005 and 2004, as defined by SFAS 123R, was $1.76, $1.84 and $2.99, respectively.

Our ESPP is deemed to be compensatory, and therefore, ESPP expenses under SFAS 123R have been included in our Condensed Consolidated Statements of Operations for the year ended December 31, 2006.

In December 2006, we temporarily suspended our ESPP program starting with the offering period scheduled to commence December 1, 2006, pending our completion of a Registration Statement on Form S-8 for an increase to the share reserve under our 1999 Employee Stock Purchase Program and the approval of our stockholders to the share increase.

Stock-Based Compensation Expense

As a result of the adoption of SFAS 123R, we have recorded an additional $7.2 million of stock-based compensation expense during the twelve months ended December 31, 2006. Prior to the adoption of SFAS 123R, we presented unearned stock-based compensation as a separate component of stockholders’ equity. Our deferred compensation balance of $7.2 million as of December 31, 2005, which was accounted for under APB 25, was reclassified into our additional paid-in-capital upon the adoption of SFAS 123R.

No stock-based compensation costs were capitalized as part of the cost of an asset as of December 31, 2006. As of December 31, 2006, total unrecognized stock-based compensation costs related to stock options, employee stock purchase plan and restricted stock amounted to $13.1 million, net of estimated forfeitures. Unvested stock-based compensation costs will be recognized as the underlying stock option or restricted stock vests over a period of up to 5 years. At December 31, 2006, our outstanding options had a weighted average remaining contractual term of 7.49 years. As of December 31, 2006, our unrecognized compensation cost related to stock options amounted to $9.9 million and is expected to be recognized over a weighted-average period of 1.59 years. At December 31, 2006, our unrecognized stock-based compensation cost related to restricted stock amounted to $3.2 million and is expected to be recognized over a weighted-average period of 1.38 years.. The amount of unrecognized stock-based compensation will be affected by any future stock option or restricted stock grants and by restructuring activities that include the termination of any employee that has received stock option or restricted stock grants that are unvested as of their termination date.

Based on our historical experience of pre-vesting option cancellations, we have assumed an annualized forfeiture rate of approximately 1.3% for our options granted to executive officers and 14.7% for our options granted to non-executive officers. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Assumptions for Estimating Fair Value of Stock Option Grants and Stock Purchases

Upon adoption of SFAS No. 123R, we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate and expected dividends. For pro forma disclosure purposes under the SFAS No. 123 and SFAS No. 148, we also used the Black-Scholes model for determining the fair value.

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

The following table summarizes the assumptions used to value options granted in the respective periods:

	Year Ended December 31,
	2006	2005	2004

Expected Life	5.01 years	4.0 years	4.2 years
Risk-free interest rate	4.51%	4.39%	3.49%
Volatility	47.5%	57.0%	60.0%
Dividend yield	0.00%	0.00%	0.00%

The following table summarizes the assumptions used to value employee stock purchase in the respective periods:

	Year Ended December 31,
	2006	2005	2004

Expected Life	6 months	6 months	6 months
Risk-free interest rate	4.39%	4.32%	2.12%
Volatility	40.7%	38.0%	41.0%
Dividend yield	0.00%	0.00%	0.00%

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. We derived the expected term assumption based on our historical settlement experience, while giving consideration to options that have lives less than the contractual terms and vesting schedules in accordance with guidance in SFAS 123R and SAB 107. Prior to the adoption of SFAS 123R, we used our historical settlement experience to derive the expected term for the purposes of pro forma information under SFAS 123. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options.

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

Total stock-based compensation recognized in our Condensed Consolidated Statements of Operations for the twelve months ended December 31, 2006 is as follows (in thousands):

	Twelve Months Ended December 31, 2006
		Employee Stock	Restricted
	Stock Options	Purchase Rights	Stock	Total

Cost of service revenues	$204	$59	$168	$431
Selling, general and administrative	4,768	528	3,083	8,379
Research and development	1,278	336	264	1,878

Total	$6,250	$923	$3,515	$10,688

We have also granted restricted stock to certain employees with a cash purchase price less than the closing market price of the underlying stock on the date of grant. Our restricted common stock awards generally vest over two to five years from the date of grant based on continued service and other performance factors. The vesting of restricted stock granted to our Chief Executive Officer may accelerate upon our achievement of corporate

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

performance targets established by the Compensation Committee of the Board of Directors, in accordance with his employment contract. We recorded as stock-based compensation within stockholders’ equity the aggregate amount by which the closing price of our common stock on the date of grant exceeded the cash purchase price of the restricted common stock. Stock-based compensation associated with these grants is amortized to operating expenses over the respective vesting term.

NOTE 12.	EMPLOYEE 401(k) PLAN

We maintain a 401(k) retirement savings plan, or the Plan, for our full-time employees. Each participant in the Plan may elect to contribute up to $15,000 of his or her annual compensation to the Plan for 2006. The limit for 2006 was $15,000 and the limit for 2005 was $14,000. We match employee contributions at a rate of 50% to a maximum of 6% of the employee’s annual compensation. Employer contributions are fully vested at the time they occur. During 2006, 2005, and 2004, our contributions amounted to $1.5 million, $1.5 million and $1.4 million, respectively.

NOTE 13.	STOCKHOLDER RIGHTS AGREEMENT

In October 2001, we adopted a Stockholder Rights Plan to protect the stockholders in the event that a third party proposes an unsolicited takeover of Borland that has not been recommended or approved by the Board of Directors. This rights plan replaced an earlier rights plan, which would have expired in December 2001. Under the Stockholder Rights Plan, each share of our outstanding common stock carries one preferred share purchase right, or Right. Each Right entitles the holder, other than the acquiring person or entity to purchase 1/1,000 of a share of our series d junior participating preferred stock at an exercise price of $80.00. The rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces acquisition of or tender offers for 15% or more of our common stock. For a limited period of time after the time the Rights become exercisable, each right is redeemable at $0.01 per Right a nominal price and expire in December 2011.

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

NOTE 14.	ENTERPRISE-WIDE DISCLOSURES

We have various wholly-owned subsidiaries, which develop, market and/or distribute our products in other countries. In certain international markets not covered by our international subsidiaries, we generally sell through independent distributors. For our geographic disclosures, inter-company transactions are recorded at either cost or applicable transfer price, as appropriate. Inter-company transactions and balances are eliminated upon consolidation. Based on the characteristics of operating segments described in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” for the years ended December 31, 2006, 2005 and 2004, we present our results of operations based on a single reporting segment. As required by SFAS 131 our summary financial information from our reportable segment is as follows (amounts in thousands):

	Year Ended December 31,
	2006	2005	2004

Total revenues from unaffiliated customers:
Americas	$168,278	$138,008	$139,585
EMEA	99,218	97,529	121,515
Asia Pacific	37,164	41,206	48,448

Total revenues	304,660	276,743	309,548

License and other revenues	$165,886	$163,182	$214,021
Technical Support	99,713	84,525	75,690
Consulting and education services	39,061	29,036	19,837

Total revenues	304,660	276,743	309,548

Inter-company revenue U.S.	$11,264	$10,493	$10,344
Elimination of inter-company-revenues	(11,264)	(10,493)	(10,344)

Reported inter-company revenues	$—	$—	$—

Operating income (loss):
Americas	$(76,308)	$(81,422)	$(60,733)
EMEA	18,955	35,912	62,918
Asia Pacific	4,260	10,535	16,489

Operating income (loss):	(53,093)	(34,975)	18,674

Gain on sales of investment	—	4,372	—
Interest and other income, net	3,662	5,155	1,734

Income (loss) before income taxes	$(49,431)	$(25,448)	$20,408

Long-lived assets:
Americas	$11,143	$21,546	$16,680
EMEA	2,549	2,103	2,256
Asia Pacific	4,190	4,146	4,246

Long-lived assets:	17,882	27,795	23,182
Other non-current assets	293,876	191,422	195,337

Non-current assets	311,758	219,217	218,519

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

	Year Ended December 31,
	2006	2005	2004

Identifiable assets:
Americas	$339,424	$243,119	$233,360
EMEA	38,308	33,990	46,077
Asia Pacific	10,850	12,343	14,648

Identifiable assets:	388,582	289,452	294,085
General corporate assets (cash, cash equivalents and short-term investments)	55,317	175,078	221,198

Total assets	443,899	464,530	515,283

Our Americas operations include our activities in the United States and subsidiaries in Canada and Brazil. Our EMEA operations include activities of our subsidiaries in the Netherlands, Germany, United Kingdom, Italy, Sweden, Finland and France and branch offices in Spain and Russia. Our Asia Pacific operations include activities of our subsidiaries in Singapore, Japan, Taiwan, Korea, Hong Kong, China, India, Australia and New Zealand.

Total revenues from our most significant operations by country and their percentage of total revenues for 2006, 2005 and 2004 were as follows (dollars in thousands):

	2006		2005		2004

United States	$147,050	48%	$118,936	43%	$120,380	39%
Germany	29,210	10%	31,010	11%	35,072	11%
United Kingdom	24,427	8%	22,484	8%	34,116	11%
All other countries	103,973	34%	104,313	38%	119,980	39%

Total revenues	$304,660	100%	$276,743	100%	$309,548	100%

No other single country accounted for revenues greater than 10% of total revenues in the years ended December 31, 2006, 2005, or 2004.

Revenues, operating results and identifiable assets are classified by location of our facilities rather than by customer location. Revenues related to product transfers between geographic areas were not significant. Export revenues from the United States represented $21.2 million, $19.1 million and $19.2 million during the years ended December 31, 2006, 2005 and 2004, respectively.

Operating segments are defined as components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. In November 2006, we announced our decision to retain the CodeGear operation and change our operating segments effective for the year ending December 31, 2007.

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

In fiscal 2006 and 2005, our revenue by products is summarized as follows:

	For the Twelve Months Ended				For the Twelve Months Ended
	December 31, 2006				December 31, 2005
	Enterprise		CodeGear		Enterprise		CodeGear
	ALM	DPG	IDE	Total	ALM	DPG	IDE	Total

License and other revenues	$85,030	$29,224	$51,632	$165,886	$52,059	$50,923	$60,200	$163,182
Service revenues	90,352	24,373	24,049	138,774	59,061	24,201	30,299	113,561

Total	$175,382	$53,597	$75,681	$304,660	$111,120	$75,124	$90,499	$276,743

Discrete operating financial information for the new segments has not been prepared for historical periods and we have concluded that it is not practical for us to prepare such information. We have allocated goodwill and other long-lived assets to our new fiscal year 2007 segments as follows:

			Total
Long-lived assets:	Enterprise	CodeGear	Consolidated

Goodwill	$186,016	$67,340	$253,356
Other non-current assets	57,828	574	58,402

Non-current assets	243,844	67,914	311,758

Total assets	$343,508	$100,391	$443,899

NOTE 15.	COMMITMENTS AND CONTINGENCIES

Indemnifications and Guarantees

The following is a summary of our agreements that we have determined are within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,”, some of which are specifically grandfathered in because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2006, except as noted below.

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

During the year ended December 31, 2003, we entered into a five-year operating lease for our corporate offices in Cupertino, California. Under the original lease, if we did not exercise our option to extend the term of the lease, we guaranteed certain costs to restore the property to certain conditions in place at the time the lease commenced. We entered a new lease agreement for the Cupertino offices in the third quarter of 2006 and were released from the

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

obligation to restore the property to certain conditions in the new lease. The restoration liability as of September 30, 2006 will be amortized over the remaining lease term and will reduce rental expense beginning in the fourth quarter of 2006.

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

Leases

We lease certain of our office and operating facilities and certain furniture and equipment under various operating leases. In addition, in December 2003, we entered into a five year lease for a facility in Tokyo, Japan, which is classified as a capital lease in accordance with SFAS No. 13 “Accounting for Leases.” We recorded an obligation of $0.8 million at the time we entered into the capital lease and our minimum future lease payments will be $0.2 million per year through 2008. As of December 31, 2006 we had a total obligation of $0.3 million remaining.

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

Our operating leases expire at various time through 2021 and at December 31, 2006, future minimum lease and sublease payments under non-cancelable operating leases and subleases and future minimum lease and sublease income under non-cancelable leases and subleases were as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total

Operating leases	$13,263	$10,486	$9,086	$7,327	$6,453	$19,328	$65,943
Restructured operating leases	4,815	3,148	2,985	760	—	—	11,708

Gross commitments	18,078	13,634	12,071	8,087	6,453	19,328	77,651
Sublease income	(611)	(314)	(95)	(32)	—	—	(1,052)

Net commitments	$17,467	$13,320	$11,976	$8,055	$6,453	$19,328	$76,599

Rent expense, net, for all operating leases was $12.3 million, $11.0 million and $12.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The restructuring-related operating leases above represent total lease commitments that are not associated with continuing operations and include exited facilities located in California, North Carolina and Australia.

Litigation

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS 5, “Accounting for Contingencies” we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These accruals are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable; however, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate accruals for any probable and estimable losses. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. We believe that, except as described above, given our current liquidity and cash and investment balances, even were we to receive an adverse judgment with respect to litigation that we are currently a party to, it is likely that such a judgment would not have a material impact on our financial condition, results of operations or liquidity.

From time to time, we receive notices from third parties claiming infringement by our products of third party patent, trademark and other intellectual property rights, disputing royalties, or disputing other commercial arrangements. Regardless of the merit of any such claim, responding to these claims could be time consuming and expensive, and may require us to enter into licensing or royalty agreements which may not be offered or available on terms acceptable to us. If a successful claim is made against us, our business could be materially and adversely affected. We expect that our software products will increasingly be subject to such claims as the number of products and competitors in our industry segment increases, the functionality of products overlap and industry participants become more aggressive in using patents offensively.

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

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

NOTE 16.	SUBSEQUENT EVENTS

Convertible senior notes

In February 2007, we issued 2.75% Convertible Senior Notes due February 15, 2012 in an aggregate principal amount of $200 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A under the Securities Act of 1933. The convertible senior notes bear interest at 2.75% per annum. Interest is payable semiannually in arrears on February 15 and August 15 of each year, beginning August 15, 2007.

Each $1,000 of principal of the convertible senior notes will initially be convertible into 156.8627 shares of Borland common stock, which is the equivalent of $6.38 per share and would result in the issuance of an aggregate of approximately 31.4 million shares, subject to adjustment under the following circumstances: (1) during any fiscal quarter beginning after March 31, 2007 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediate preceding fiscal quarter is greater or equal to 130% of the applicable conversion price on the last day of such preceding fiscal quarter; (2) during the five business day period after any ten consecutive trading day period in which the trading price per note for each day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for such day; (3) upon the occurrence of specified corporate transactions.

On or after November 11, 2011, holders of the convertible senior notes will have the right to convert their notes. Upon conversion, we will deliver a number of shares of our common stock equal to the conversion rate for each $1,000 principal amount of notes converted, unless prior to the date of such conversion we have obtained stockholder approval to settle conversions of the notes in cash and shares of our common stock. If we obtain such approval, any notes converted after such approval will be convertible into (i) cash equal to the lesser of the aggregate principal amount of the notes to be converted and the total conversion value and (ii) shares of our common stock for the remainder, if any, of the total conversion value. In addition following specified corporate transactions, we will increase the conversion rate for holders who elect to convert notes in connection with such corporate transactions, provided that in no event may the shares issued upon conversion, as a result of adjustment or otherwise, result in the issuance of more than approximately 39.2 million shares.

After deducting the fees of the initial purchaser and our estimated offering expenses, we received proceeds of approximately $193.0 million. The Company used approximately $30 million of the net proceeds from the sale of the convertible senior notes to repurchase approximately 5.9 million shares of the Company’s common stock.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger and Reorganization by and among Borland Software Corporation, Targa Acquisition Corp. I, Targa Acquisition Corp. II, TogetherSoft Corporation, Peter Coad, as Primary Stockholders’ Agent, and Kurt Jaggers, as Secondary Stockholders’ Agent, dated as of October 29, 2002	8-K	11/1/2002	2.1
2.2	Agreement and Plan of Merger among Borland Software Corporation, Galaxy Acquisition Corp. and Starbase Corporation, dated as of October 8, 2002	8-K	10/10/2002	2.1
2.3	Agreement and Plan of Merger, dated as of February 7, 2006, by and among Segue Software, Inc., Borland Software Corporation and Beta Merger Sub, Inc.	8-K	2/8/2006	2.1
2.4	Form of Voting Agreement, dated as of February 7, 2006, by and among Borland Software Corporation and the other parties signatory thereto	8-K	2/8/2006	2.2
3.1	Restated Certificate of Incorporation of Borland Software Corporation	10-Q	8/9/2005	3.1
3.2	Amended and Restated Bylaws of Borland Software Corporation	10-Q	8/9/2005	3.2
4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/2001	1
4.2	Specimen Stock Certificate of Borland Software Corporation	10-Q	5/13/2002	4.1
4.3	Indenture by and between the Company and U.S. Bank National Association, as trustee, dated February 6, 2007	8-K	2/08/2007	4.1
4.4	Global Note representing the Company’s 2.75% Convertible Senior Note due 2012	8-K	2/08/2007	4.2
4.5	Registration Rights Agreement by and between the Company and J.P. Morgan Securities Inc., dated February 6, 2007	8-K	2/08/2007	4.3
10.1	Form of Indemnity Agreement.+	S-8	9/26/1990
10.2	2005 Incentive Compensation Plan for Executive Officers.+	10-K	3/25/2005	10.2
10.3	2006 Incentive Compensation Plan for Executive Officers.+	8-K	3/20/2006	10.86
10.4	1985 Stock Option Plan.+	10-K	3/28/2003	10.4
10.5	Non-Employee Directors’ Stock Option Plan.+	8-K	12/27/1991
10.6	1992 Stock Option Plan.+	S-8	7/4/1992
10.7	1993 Stock Option Plan.+	S-8	3/11/1993
10.8	1997 Stock Option Plan.+	S-8	12/19/1997	4.4
10.9	Amendment to the 1997 Stock Option Plan.+	S-8	9/1/2000	4.9
10.10	Second Amendment to the 1997 Stock Option Plan.+	S-8	6/1/2001	4.6
10.11	1997 Employee Stock Purchase Plan.+	S-8	12/19/1997	4.5
10.12	1998 Nonstatutory Stock Option Plan.+	10-K	3/28/2003	10.12
10.13	1999 Employee Stock Purchase Plan.+	10-Q	8/9/2005	10.12
10.14	Borland Software Corporation Dale Fuller Individual Stock Option Plan.+	10-K	4/4/2000	10.18
10.15	2002 Stock Incentive Plan.+	8-K	5/16/2005	99.2
10.16	Form of Notice of Grant under the Discretionary Option Grant Program of the 2002 Stock Incentive Plan.+	10-Q	11/9/2004	10.73

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

10.17	Form of Stock Option Agreement under the Discretionary Option Grant Program of the 2002 Stock Incentive Plan.+	10-Q	11/9/2004	10.74
10.18	Form of Stock Issuance Agreement under the 2002 Stock Incentive Plan.+	10-K	3/25/2005	10.17
10.19	Form of Option Agreement under the Automatic Option Grant Program of the 2002 Stock Incentive Plan.+	10-K	3/25/2005	10.18
10.20	Form of Addendum to Stock Option Agreement under the 2002 Stock Incentive Plan (Twelve Months Acceleration).+	10-K	3/25/2005	10.19
10.21	Form of Addendum to Stock Option Agreement under the 2002 Stock Incentive Plan (50% Acceleration).+	10-K	3/25/2005	10.20
10.22	Form of Addendum to Stock Option Agreement under the 2002 Stock Incentive Plan (100% Acceleration).+	10-K	3/25/2005	10.21
10.23	Form of Stock Issuance Agreement under the Stock Issuance Program of the 2002 Stock Incentive Plan.+	10-Q	11/8/2005	10.74
10.24	Form of Acceleration Addendum to Stock Issuance Agreement under the Stock Issuance Program of the 2002 Stock Incentive Plan.+	10-Q	11/8/2005	10.75
10.25	Form of Stock Option Agreement under the Discretionary Option grant program of the 2002 Stock Incentive Plan, as amended on October 27, 2005.+	10-Q	11/8/2005	10.76
10.26	Form of Acceleration Addendum to Stock Option Agreement under the Discretionary grant program of the 2002 Stock Incentive Plan.+	10-Q	11/8/2005	10.77
10.27	Borland Software Corporation 2003 Supplemental Stock Option Plan.+	8-K	3/20/2006	10.87
10.28	Segue Software Inc. Special Termination and Vesting Plan.+	8-K	7/6/2006	10.89
10.29	Open Environment Corporation Amended and Restated 1993 Stock Option Plan.+	10-K	3/28/2003	10.17
10.30	Visigenic Software, Inc. 1995 Stock Option Plan.+	10-K	3/28/2003	10.18
10.31	Starbase Corporation 2001 Stock Plan.+	S-8	1/24/2003	99.1
10.32	Starbase Corporation 1996 Stock Option Plan.+	S-8	1/24/2003	99.2
10.33	Starbase Corporation NSO Stock Option Program.+	S-8	1/24/2003	99.3
10.34	Premia Corporation 1998 Stock Option Plan.+	S-8	1/24/2003	99.4
10.35	Technology Builders, Inc. Amended and Restated Stock Option and Stock Incentive Plan.+	S-8	1/24/2003	99.5
10.36	TogetherSoft Corporation 2000 Stock Plan.+	S-8	1/24/2003	99.6
10.37	TogetherSoft Corporation 2001 Officer Stock Plan.+	S-8	1/24/2003	99.7
10.38	TogetherSoft Corporation 2001 Non-U.S. Plan.+	S-8	1/24/2003	99.8
10.39	TogetherSoft Corporation 2001 California Plan.+	S-8	1/24/2003	99.9
10.40	Employment Agreement between Dale L. Fuller and Borland Software Corporation dated as of January 1, 2001.+	10-K	3/29/2001	10.20
10.41	Amendment to Employment Agreement between Borland Software Corporation and Dale L. Fuller, dated July 1, 2003.+	10-Q	11/14/2003	10.3
10.42	Employment Agreement between Borland Software Corporation and Kenneth R. Hahn dated as of August 7, 2002.+	10-Q	11/14/2002	99.3
10.43	Amendment to Employment Agreement between Borland Software Corporation and Kenneth R. Hahn dated as of October 22, 2002.+	10-Q	11/14/2002	99.4

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

10.44	Amendment to the Employment Agreement between Borland Software Corporation and Kenneth R. Hahn, dated as of June 7, 2004.+	10-Q	8/9/2004	10.72
10.45	Addendum to Stock Option Agreement between Borland Software Corporation and Kenneth R. Hahn dated as of November 3, 2004.+	10-K	3/25/2005	10.39
10.46	Amendment to Employment Agreement between Borland Software Corporation and Kenneth R. Hahn dated as of May 12, 2005.+	8-K	5/16/2005	99.3
10.47	Employment Agreement between Borland Software Corporation and Scott Arnold, dated October 2, 2003.+	10-Q	11/14/2003	10.4
10.48	Addendum to Stock Option Agreement between Borland Software Corporation and Scott Arnold dated as of November 3, 2004.+	10-K	3/25/2005	10.41
10.49	Separation and Mutual Release Agreement between the Company and Scott J. Arnold, dated December 2, 2005.+	8-K	12/6/2005	10.81
10.50	Employment Agreement between Borland Software Corporation and Timothy J. Stevens, dated September 17, 2003.+	10-Q	11/14/2003	10.5
10.51	Amendment to Employment Agreement between Borland Software Corporation and Timothy J. Stevens, dated March 4, 2004.+	10-K	3/15/2004	10.34
10.52	Addendum to Stock Option Agreement between Borland Software Corporation and Timothy J. Stevens dated as of November 3, 2004.+	10-K	3/25/2005	10.44
10.53	Separation and Mutual Release Agreement between the Company and Timothy J. Stevens dated June 16, 2006.+	8-K	6/19/2006	10.1
10.54	Employment Agreement between Borland Software Corporation and Matthew Thompson, dated October 1, 2003.+	10-Q	11/14/2003	10.6
10.55	Separation Agreement and Full and Final Release of Claims between the Company and Matthew Thompson, dated January 5, 2007.+	8-K	1/08/2007	10.100
10.56	Employment Agreement between the Company and Tod Nielsen, dated November 1, 2005.+	8-K	11/8/2005	10.73
10.57	Form of Addendum to Employment Offer Letters for Severance Benefits for Named Executive Officers.+	10-Q	11/8/2005	10.78
10.58	2003 Stock Option Agreement for Tod Nielsen under the 2003 Supplemental Stock Option Plan.+	10-K	5/02/2006	10.52
10.59	Addendum to Stock Option Agreement for Tod Nielsen.+	10-K	5/02/2006	10.53
10.60	Stock Issuance Agreement for Tod Nielsen.+	10-K	5/02/2006	10.54
10.61	Addendum to Stock Issuance Agreement for Tod Nielsen.+	10-K	5/02/2006	10.55
10.62	Amendment to Employment Agreement between the Company and Tod Nielsen effective as of November 1, 2005.+	8-K/A	11/23/2005	10.79
10.63	Employment Offer Letter between the Company and Peter Morowski, dated June 3, 2006.+	8-K	8/21/2006	10.93
10.64	Addendum to Employment Offer Letter for Severance Benefits between the Company and Peter Morowski, dated June 3, 2006.+	8-K	8/21/2006	10.94
10.65	Employment Offer Letter between the Company and Greg Wrenn, dated September 7, 2006.+	8-K	10/19/2006	10.96

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

10.66	Addendum to Employment Offer Letter for Severance Benefits between the Company and Greg Wrenn, dated September 7, 2006.+	8-K	10/19/2006	10.97
10.67	Employment Agreement between the Company and Michael Sullivan, dated July 5, 2006.+	8-K	7/6/2006	10.88
10.68	Separation Agreement and Full and Final Release of Claims between the Company and Michael Sullivan, dated September 18, 2006.+	8-K	9/22/2006	10.95
10.69	Employment Offer Letter between the Company and Erik Prusch, dated October 2, 2006.+	8-K	11/14/2006	10.98
10.70	Addendum to Employment Offer Letter for Severance Benefits between the Company and Erik Prusch, dated October 2, 2006.+	8-K	11/14/2006	10.99
10.71	Employment Offer Letter between the Company and David Packer, dated January 4, 2007.+	8-K	1/08/2007	10.101
10.72	Addendum to Employment Offer Letter for Severance Benefits between the Company and David Packer.+	8-K	1/08/2007	10.102
10.73	Summary of Board Compensation.+	8-K	1/17/2007	10.103
10.74	Lease Agreement by and between Borland Software Corporation and ScanlanKemperBard Companies dated as of February 17, 2000.	10-K	3/29/2001	10.44
10.75	First Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of September 30, 2000.	10-K	3/29/2001	10.45
10.76	Second Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of June 1, 2001.	10-K	3/28/2003	10.54
10.77	Third Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of November 1, 2001.	10-K	3/28/2003	10.55
10.78	Net Office Lease and related agreements by and between Sun Microsystems, Inc., Cupertino City Center Buildings and Borland Software Corporation.	10-K	3/28/2003	10.56
10.79	Office Lease and amendment between Starwood O.C. Portfolio I, L.L.C., and Starbase Corporation.	10-K	3/28/2003	10.57
10.80	Lease and amendment between Davis-Sandler Three LLC and TogetherSoft Corporation.	10-K	3/28/2003	10.58
10.81	Agreement of Purchase and Sale dated May 30, 2006 between Borland Software Corporation and Fowler Property Acquisitions, LLC.	8-K	6/5/2006	10.1
10.82	First Amendment to Agreement of Purchase and Sale dated May 30, 2006 between Borland Software Corporation and Fowler Property Acquisitions, LLC, dated June 30, 2006.	8-K	7/7/2006	10.91
10.83	Technology License and Distribution Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of October 31, 1995.++	10-Q	8/13/2001	10.2
10.84	Addendum Number 1 to Technology License and Distribution Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of June 25, 1998. (To the best of our knowledge, no executed document titled “Addendum Number 2” exists.)	10-Q	8/13/2001	10.3

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

10.85	Addendum Number 3 to Technology License and Distribution Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of June 15, 2000.	10-Q	8/13/2001	10.4
10.86	Amendment No. 4 to Technology License and Distribution Agreement Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000 (Attached as Exhibit A-1 to the Software License Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000).	10-Q	8/13/2001	10.11
10.87	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of November 7, 1995.	10-Q	8/13/2001	10.5
10.88	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of March 9, 1998.	10-Q	8/13/2001	10.6
10.89	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of November 5, 1998.	10-Q	8/13/2001	10.7
10.90	Letter Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of February 1, 1999.	10-Q	8/13/2001	10.8
10.91	Software License Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000.	10-Q	8/13/2001	10.11
10.92	Amendment Number 1 to Software License Agreement between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 12, 2001.	10-Q	5/13/2002	10.1
10.93	Trademark License for Java Powered between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 29, 2000.	10-Q	8/13/2001	10.12
10.94	Wireless Toolkit Supplement to the Sun Community Source Licenses between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 21, 2001.++	10-Q	5/13/2002	10.5
10.95	Amendment Number 2 to the Software License Agreement Amendment Number 2, between Sun Microsystems, Inc. and Borland Software Corporation, dated as of December 22, 2005.				X
10.96	Amendment to Stock Option Agreement between Borland Software Corporation and Dale L. Fuller, dated February 2, 2005.+	10-Q	5/10/2005	10.72
10.97	Visual Studio Partner Master Agreement between Microsoft Corporation and Borland Software Corporation, dated August 11, 2006.				X
21.1	Subsidiaries of Borland Software Corporation.				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X
31.1	Certification of Tod Nielsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X
31.2	Certification of Erik Prusch, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

32.1	Certification of Tod Nielsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.+++				X
32.2	Certification of Erik Prusch, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.+++				X

+	Management contract or compensatory plan or arrangement.

++	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

+++	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Borland Software Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

A copy of any exhibit will be furnished (at a reasonable cost) to any of our stockholders upon receipt of a written request. Such request should be sent to Borland Software Corporation, 20450 Stevens Creek Boulevard, Suite 800, Cupertino, California USA 95014, Attn: Corporate Secretary.