Form 10-Q
period 2007-03-31
BORLAND SOFTWARE CORP
filed 2007-05-09
CIK 853273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 30, 2007, the most recent practicable date prior to the filing of this report, was 72,698,154

BORLAND SOFTWARE CORPORATION FORM 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts, unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$208,931	$55,317
Accounts receivable, net of allowances of $5,472 and $5,413, respectively	61,288	62,154
Prepaid expenses	14,426	13,341
Other current assets	459	1,329

Total current assets	285,104	132,141

Property and equipment, net	10,215	11,176
Goodwill	253,277	253,356
Intangible assets, net	38,243	40,521
Other non-current assets	12,992	6,705

Total assets	$599,831	$443,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,860	$15,591
Accrued expenses	29,871	36,438
Short-term restructuring	6,035	9,582
Income taxes payable	582	14,925
Deferred revenue	59,800	58,930
Other current liabilities	8,216	7,264

Total current liabilities	122,364	142,730

Convertible senior notes	200,000	—
Long-term restructuring	5,582	6,231
Long-term deferred revenues	1,002	1,610
Other long-term liabilities	24,040	7,848

Total liabilities	352,988	158,419

Stockholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $.01 par value; 200,000,000 shares authorized; 72,683,479 and 78,704,764 shares issued and outstanding, respectively	727	787
Additional paid-in capital	661,013	659,932
Accumulated deficit	(283,023)	(273,892)
Cumulative other comprehensive income	8,535	9,121

	387,252	395,948
Less common stock in treasury at cost, 21,158,099 and 15,275,899 shares, respectively	(140,409)	(110,468)

Total stockholders’ equity	246,843	285,480

Total liabilities and stockholders’ equity	$599,831	$443,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
License and other revenues	$37,162	$39,395
Service revenues	33,804	30,177

Total revenues	70,966	69,572

Cost of license and other revenues	1,706	2,231
Cost of service revenues	11,237	13,041
Amortization of acquired intangibles and other charges	2,119	525

Cost of revenues	15,062	15,797

Gross profit	55,904	53,775

Selling, general and administrative	47,831	46,204
Research and development	15,924	15,405
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges	874	1,050

Total operating expenses	64,629	62,659

Operating loss	(8,725)	(8,884)

Interest and other income, net	527	1,342

Loss before income taxes	(8,198)	(7,542)

Income tax provision	1,020	1,397

Net loss	$(9,218)	$(8,939)

Net loss per share:
Net loss per share — basic and diluted	$(0.12)	$(0.12)

Shares used in computing basic and diluted net loss per share	74,395	76,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Net loss	$(9,218)	$(8,939)
Other comprehensive income (loss):
Foreign currency translation adjustments	(586)	(238)
Fair market value adjustment for available-for-sale securities, net of tax	—	38

Comprehensive loss	$(9,804)	$(9,139)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,218)	$(8,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,109	1,998
Stock-based compensation	1,230	2,850
Provision for accounts receivable allowances	59	(896)
Loss on sale of subsidiary	226	—
Write-off of fixed assets	304	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	754	7,016
Prepaid expenses and other assets	(6,975)	679
Accounts payable and accrued expenses	(4,223)	1,134
Income taxes payable	204	(1,000)
Short-term restructuring	(3,536)	(41)
Deferred revenues	52	(3,276)
Long-term restructuring	(649)	—
Other liabilities	8,176	339

Cash used in operating activities	(9,487)	(136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,253)	(1,778)
Proceeds from sale of subsidiary	178	—
Purchases of short-term investments	—	(76,400)
Sales and maturities of short-term investments	—	162,556

Cash provided by (used in) investing activities	(1,075)	84,378

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible senior notes, net	194,230	—
Proceeds from issuance of stock options, net	220	105
Repurchase of common stock	(29,941)	—

Cash provided by financing activities	164,509	105

Effect of exchange rate changes on cash	(333)	(194)
Net change in cash and cash equivalents	153,614	84,153
Beginning cash and cash equivalents	55,317	49,075

Ending cash and cash equivalents	$208,931	$133,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 1. BASIS OF PRESENTATION
     The accompanying Borland Software Corporation (“Borland”) condensed consolidated financial statements at March 31, 2007 and December 31, 2006, and for the three months ended March 31, 2007 and 2006, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of Borland’s financial position at March 31, 2007 and December 31, 2006, its results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006.
     The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for any subsequent quarter or for the full year. The condensed consolidated financial statements and related notes should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2007.
NOTE 2. STOCK-BASED COMPENSATION
     We follow the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). We currently have in effect certain stock purchase plans, stock award plans, and equity incentive plans as described in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes to such plans.
  Stock-Based Compensation Expenses
     The total stock-based compensation expense associated with Borland stock-based employee compensation plans was $1.2 million and $2.8 million for the three months ended March 31, 2007 and 2006, respectively. Borland allocated stock-based compensation expense under SFAS 123R was as follows:

	Three Months Ended
	March 31,
	2007	2006
	In Thousands
Cost of sales	$42	$121
Research and development	340	475
Selling, general and administrative	848	2,245

Stock-based compensation expense	$1,230	$2,841

  Stock Options
     Option activity during the three months ended March 31, 2007, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Options	Price	Term (Years)	(thousands)
Outstanding at December 31, 2006	14,840	$8.04
Granted	441	$5.37
Exercised	(58)	$4.82
Forfeited/expired	(2,282)	$8.63

Outstanding at March 31, 2007	12,941	$7.86	6.26	$243

Vested and expected to vest at March 31, 2007	11,098	$8.23	5.77	$183

Exercisable at March 31, 2007	7,871	$9.31	4.61	$71

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Borland’s closing stock price on the last trading day of the first quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options on such date) that option holders would have received had all option holders exercised their options on March 31, 2007. This amount has changed based on the fluctuation in the fair market value of Borland’s stock. The total intrinsic value of options exercised for the three months ended March 31, 2007 and 2006, was $0.1 million and $0.3 million, respectively.
     Information regarding the stock options outstanding at March 31, 2007, is summarized below:

	Options Outstanding				Options Exercisable
		Weighted-
	Number	Average	Weighted-		Number	Weighted-
	Outstanding at	Remaining	Average	Aggregate	Exercisable at	Average
	March 31,	Contractual	Exercise	Intrinsic Value	March 31,	Exercise
	2007	Life	Price	(thousands)	2007	Price
$3.50 - $5.44	2,884	9.21	$5.21		136	$4.75
$5.45 - $5.73	2,652	5.66	$5.59		1,811	$5.60
$5.75 - $6.42	2,691	7.50	$6.23		1,247	$6.18
$6.50 - $9.40	2,626	4.37	$8.44		2,589	$8.45
$9.45 - $714.22	2,088	3.72	$15.75		2,088	$15.75

Outstanding at March 31, 2007	12,941	6.26	$7.86	$243	7,871	$9.31

Vested and expected to vest at March 31, 2007	11,098	5.77	$8.23	$183

     The weighted-average remaining contractual life for all exercisable stock options at March 31, 2007, was 4.61 years. As of March 31, 2007, the aggregate intrinsic value of the options outstanding was $0.2 million and the aggregate intrinsic value of the options outstanding and exercisable was $0.1 million.
     As of March 31, 2007, Borland expects to recognize $8.9 million of total unrecognized compensation cost related to stock options over a weighted-average period of 2.70 years.
     Borland estimated the fair value of share-based payment awards using the Black-Scholes option pricing model with the following weighted-average assumptions and weighted-average fair values:

	Three Months Ended
	March 31,
	2007	2006
Expected life	4.84 years	4.65 years
Risk-free interest rate	4.50%	4.20%
Volatility	41.1%	53.0%
Dividend yield	0%	0%

     Restricted Stock
     Unvested restricted stock awards as of December 31, 2006, and changes during the three months ended March 31, 2007, were as follows:

	Unvested	Weighted
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair
	(In Thousands)	Value
Balance at December 31, 2006	850	$5.94
Vested	(178)	$6.24
Forfeited	(119)	$5.71

Balance at March 31, 2007	553	$5.90

     As of March 31, 2007, there was $2.1 million in unrecognized stock-based compensation expense related to unvested restricted stock awards. Borland expects to recognize that cost over a weighted-average period of 1.52 years.
  Employee Stock Purchase Plan
     In December 2006, we temporarily suspended our ESPP program starting with the offering period scheduled to commence December 1, 2006, pending our completion of a Registration Statement on Form S-8 for an increase to the share reserve under our 1999 Employee Stock Purchase Plan and the approval of our stockholders of the share increase. Our stockholders will be asked to approve the share increase at our 2007 Annual Stockholders’ Meeting scheduled to be held on May 29, 2007.
NOTE 3. NET INCOME (LOSS) PER SHARE
     We compute net income (loss) per share in accordance with SFAS 128, “Earnings per Share.” Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares, which consist of incremental shares issuable upon exercise of stock options and unvested restricted stock, are included in diluted net income per share in periods in which net income is reported, to the extent such shares are dilutive. Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2007 and 2006, due to our net losses in those periods.

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net loss	$(9,218)	$(8,939)

Denominator:
Weighted-average shares outstanding, excluding unvested restricted stock	74,395	76,640
Effect of dilutive securities:
Employee stock options	—	—
Other	—	—

Denominator for diluted net loss per share — weighted-average shares and assumed conversions	74,395	76,640

Net loss per share attributable to common stockholders:
Net loss per share — basic and diluted	$(0.12)	$(0.12)

     The diluted net loss per share calculation for the three months ended March 31, 2007 and 2006, excludes options to purchase 14.0 million and 16.2 million shares of common stock, respectively, and 691,000 and 1.2 million unvested restricted common shares, respectively, due to our net loss in those periods. In addition, the dilutive net loss per share calculation for the three months ended March 31, 2007, excluded the dilutive impact of 15.3 million shares issuable upon conversion of our 2.75% Convertible Senior Notes due February 15, 2012, calculated using the “if converted method”, due to our net loss in this period. See Note 4 for information on our Convertible Senior Notes.
NOTE 4. SENIOR NOTES OFFERING
General
     In February 2007, we issued 2.75% Convertible Senior Notes due February 15, 2012, for an aggregate principal amount of $200 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A under the Securities Act of 1933. The Convertible Senior Notes bear interest at 2.75% per annum. Interest is payable semiannually in arrears on February 15 and August 15, of each year, beginning August 15, 2007. We received proceeds of approximately $193.9 million after we deducted fees of the initial purchaser and our offering expenses for the aggregate amount of approximately $6.1 million. Our expenses relating to the offering are being amortized to interest expense over the term of the Convertible Senior Notes. We used approximately $30 million of the net proceeds from the sale of the Convertible Senior Notes to repurchase approximately 5.9 million shares of our common stock.
Conversion Process and Other Terms of the Convertible Senior Notes
     On or after November 11, 2011, holders of the Convertible Senior Notes will have the right to convert their notes. Upon conversion, we will deliver a number of shares of our common stock equal to the conversion rate for each $1,000 of principal amount of notes converted, unless prior to the date of such conversion we have obtained stockholder approval to settle conversions of the notes in cash and shares of our common stock. If we obtain such approval, any notes converted after such approval will be convertible into (i) cash equal to the lesser of the aggregate principal amount of the notes to be converted and the total conversion value and (ii) shares of our common stock for the remainder, if any, of the total conversion value. In addition, following specified corporate transactions, we will increase the conversion rate for holders who elect to convert notes in connection with such corporate transactions, provided that in no event may the shares issued upon conversion, as a result of adjustment or otherwise, result in the issuance of more than approximately 39.2 million shares.
     Holders may convert their Convertible Senior Notes prior to maturity if: (1) the price of our common stock reaches $8.29 during periods of time specified in the Convertible Senior Notes, (2) specified corporate transactions occur or (3) the trading price of the notes falls below a certain threshold.
     We evaluated the embedded conversion option in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and concluded that the embedded conversion option contained within the Convertible Senior Notes should not be accounted for separately because the conversion option is indexed to our common stock and is classified as stockholders’ equity. Additionally, we evaluated the terms of the Convertible Senior Notes for a beneficial conversion feature in accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” and concluded that there was no beneficial conversion feature at the commitment date based on the conversion rate of the Convertible Senior Notes relative to the commitment date stock price.
     Each $1,000 of principal of the Convertible Senior Notes will initially be convertible into 156.8627 shares of Borland common stock, which is the equivalent of $6.38 per share and would result in the issuance of an aggregate of approximately 31.4 million shares. The number of shares issuable upon conversion is subject to adjustment under the following circumstances: (1) during any fiscal quarter beginning after March 31, 2007, if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediate preceding fiscal quarter is greater or equal to 130% of the applicable conversion price on the last day of such preceding fiscal quarter; (2) during the five business day period after any ten consecutive trading day period in which the trading price per note for each day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for such day; and (3) upon the occurrence of specified corporate transactions.
     Based on SFAS No. 128, “Earnings per Share” and EITF No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share,” the dilutive effect of the common shares issuable upon conversion of the Convertible Senior Notes would normally be reflected in the diluted earnings per share calculation. However, due to the net share settlement feature, the Convertible Senior Notes do not qualify as an Instrument C under EITF No. 90-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Therefore, we use the “if-converted” method for calculating diluted earnings per share. Using the “if-converted” method, the shares issuable upon conversion of the Convertible Senior Notes was anti-dilutive for the three months ending March 31, 2007. Accordingly, the impact has been excluded from the computation of diluted earnings per share.
Registration Rights
     Under the terms of the Convertible Senior Notes, we are required to use reasonable efforts to file a shelf registration statement regarding the Convertible Senior Notes with the SEC by December 3, 2007. The shelf registration statement must be declared effective by the SEC by March 3, 2008. We must keep the shelf registration statement effective until February 6, 2009 or such earlier date as all shares issued upon conversion of the Convertible Senior Notes are sold. If we fail to meet these terms, we will be required to pay additional interest on the Convertible Senior Notes in the amount of 0.25% for the first 90 days after the occurrence of the failure to meet a term and 0.50% thereafter.
NOTE 5. ACQUISITIONS
Segue Software, Inc.
     On April 19, 2006, we completed the acquisition of Segue Software, Inc., or Segue, pursuant to an Agreement and Plan of Merger, dated as of February 7, 2006, or the Merger Agreement. Segue is now a wholly-owned subsidiary of Borland. Segue was a Massachusetts-based provider of quality and testing solutions. Under the terms of the Merger Agreement, we paid $8.67 per share in cash for all outstanding shares of Segue. The purchase price was approximately $115.9 million and consisted of fixed consideration of $105.4 million in cash used to purchase all of Segue’s outstanding common shares, $8.1 million in cash paid to eligible Segue employees who held vested common stock options on the closing date of the acquisition and $2.5 million of direct acquisition-related costs. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition, including identifiable intangible assets, with the remaining amount being classified as goodwill. Additionally, we expect to pay contingent consideration through 2009 of up to a maximum of $1.3 million, of which a total of $ 0.5 million has been paid, including $0.1 million which was paid in the first quarter of 2007, to eligible former Segue employees who held unvested common stock options on the closing date of the acquisition and were retained as Borland employees. The contingent consideration is based upon continued employment with Borland and paid in accordance with the vesting schedules of the original Segue common stock options. This contingent consideration is recognized as compensation expense in the periods when it is earned and paid. Cash acquired in the acquisition was $13.5 million. The results of operations for Segue have been included in our consolidated financial statements from the date of acquisition. The acquisition was accounted for as a purchase and the total purchase price was recorded as follows (in thousands):

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

     The developed technology is being amortized over three to six years, the customer relationships and maintenance agreements over seven years, the trademarks over four years and the non-compete agreements over one year, each from the date of acquisition. The amortizable intangible assets were calculated using the income approach by estimating the expected cash flows from the projects once commercially viable and discounting the net cash flows back to their present value. The discount rates used in the valuation were 11% to 21%.
     Of the purchase price, $4.8 million represented acquired in-process research and development, or IPR&D that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to operating expense upon completion of the acquisition. Independent third-party sources assisted us in calculating the value of the intangible assets, including the IPR&D. The value of the IPR&D was calculated using the income approach by estimating the expected cash flows from the projects once commercially viable and discounting the net cash flows back to their present value. The discount rates used in the valuation of IPR&D were 18% to 20% and factored in the costs expected to complete each project.
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
     Additionally, subsequent to the completion of the acquisition, options to purchase approximately 843,000 shares of common stock pursuant to our 2003 Supplemental Stock Option Plan were issued to Segue employees who became our employees. These options vest over a four year period.
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

Three Months
Ended
March 31,
(in thousands, except per share data)	2006
Total revenues	$78,130
Net loss	$(18,474)

Net loss per share:
Net loss per share—basic and diluted	$(0.24)
NOTE 6. GOODWILL AND INTANGIBLE ASSETS
     Changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance as of December 31, 2006	$253,356
Purchase accounting adjustments	(171)
Effect of exchange rates	92

Balance as of March 31, 2007	$253,277

     The initial purchase price allocation for the Segue acquisition resulted in $65.5 million of goodwill. During the three months ended March 31, 2007, we adjusted the goodwill for the Segue acquisition for amounts related to purchase consideration adjustments primarily for accounts receivable, deferred revenue and customer deposits based on post-closing reviews. The other adjustments to goodwill during the three months ended March 31, 2007, were primarily due to fluctuations in foreign currency exchange rates.
     The following tables summarize our intangible assets, net at March 31, 2007 (in thousands):

	March 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Acquired technology	$46,330	$(26,079)	$20,251
Maintenance agreements	11,300	(1,525)	9,775
Trade names and trademarks	1,100	(286)	814
Customer relationship	9,075	(1,713)	7,362
Other	400	(359)	41

	$68,205	$(29,962)	$38,243

	December 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Acquired technology	$46,330	$(24,701)	$21,629
Maintenance agreements	11,300	(1,121)	10,179
Trade names and trademarks	1,100	(215)	885
Customer relationship	9,075	(1,376)	7,699
Other	400	(271)	129

	$68,205	$(27,684)	$40,521

     The intangible assets are all amortizable and have original estimated useful lives as follows: acquired developed technology—2 to 6 years; maintenance agreements—7 years; trade names and trademarks—4 years; customer relationships—7 years; other—1 to 3 years. Based on the current amount of intangibles subject to amortization, the estimated future amortization expense related to our intangible assets at March 31, 2007, is as follows (in thousands):

Future
Amortization
2007 (9 months)	$6,581
2008	8,469
2009	7,967
2010	6,467
2011	5,272
Thereafter	3,487

Total	$38,243

NOTE 7. RESTRUCTURING
     We account for our restructuring activities in accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS 112, “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statement No. 5 and 43,” and SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” as applicable.
     In the second quarter of 2006, in connection with the acquisition of Segue and in response to our previous efforts to seek a buyer for our CodeGear division, we initiated plans to restructure our operations to eliminate certain duplicative activities, focus our resources on future growth opportunities and reduce our cost structure. In connection with the 2006 restructuring plan, we recognized costs related to termination benefits for employee positions that were eliminated and for the closure of duplicative facilities.
     The following table summarizes our restructuring activity for the quarter ended March 31, 2007 (in thousands):

	Severance
	and Benefits	Facilities	Other	Total
Accrual at December 31, 2006	$4,178	$11,551	$84	$15,813
Cash paid	(2,666)	(1,451)	(79)	(4,196)

Accrual at March 31, 2007	$1,512	$10,100	$5	$11,617

     Of the $11.6 million in our restructuring accrual at March 31, 2007, $6.0 million was in our short-term accrual and $5.6 million was in our long-term accrual. Our $5.6 million long-term restructuring accrual is related to the lease obligation for excess capacity at our Scotts Valley, California facility.
     During the first quarter of 2007, we paid $2.7 million and $1.5 million related to accrued severance and benefits, and restructured facility operating leases, respectively.
     The restructuring charges relating to operating leases have been recorded, net of assumed sublease income and present value factors. Substantially all of these restructuring costs have or will require the outlay of cash, although the timing of lease payments relating to leased facilities over the next five years will be unchanged by the restructuring.
NOTE 8. INCOME TAXES
     For the three months ended March 31, 2007 and 2006, we recorded income tax expense of $1.0 million and $1.4 million, respectively. Our non-U.S. income tax provision is based on our estimated annualized foreign effective tax rate plus foreign income withholding taxes actually incurred. Our U.S. tax is based on our actual results for the quarter.
     The effective tax rates for the quarters ended March 31, 2007 and 2006, differ from statutory tax rates principally because of the tax effect of non-deductible amortization due to acquisition accounting, we did not fully benefit from the operating losses principally generated in the United States and we incurred income tax in a number of foreign jurisdictions. We also provide U.S. taxes on the unremitted earnings of our foreign subsidiaries.

     We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” we recorded a $1.9 million increase in the liability for unrecognized tax benefits, a decrease in cumulative translation adjustments of $0.7 million for the foreign currency impact of foreign unrecognized tax benefits, a $1.3 million increase to deferred tax asset and a $0.1 million increase to the beginning balance of retained earnings in our balance sheet. Upon adoption, we had $58.3 million of unrecognized tax benefits of which $15 million, when recognized, will impact the effective tax rate. In accordance with FIN 48, we reclassified $15 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other long-term liabilities in our balance sheet. There have been no significant changes in these amounts in the quarter ended March 31, 2007.
     Included in the balance of unrecognized tax benefits at January 1, 2007, is $2.5 to $2.8 million related to tax positions and interest for which it is reasonably possible that audits will be closed or the statute of limitations will expire in various foreign jurisdictions within the next twelve months.
     We record interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, we had approximately $2.6 million accrued for estimated interest and $307,000 for estimated penalties related to uncertain tax positions. Estimated interest totaled approximately $228,000 for the quarter ended March 31, 2007.
     We and our subsidiaries are subject to taxation in various foreign and state jurisdictions as well as the U.S. Our U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before 2002. With a few exceptions, the tax years 2001-2006 remain open to examination by major foreign taxing jurisdictions in which we operate. We are currently under examination in Australia, for transfer pricing, from 1994-2003 and Germany for tax years 2002-2005. The final outcome of these examinations is not yet known; however, management does not anticipate any adjustments which would result in material changes to our results of operations, financial condition or liquidity.
NOTE 9. STOCK REPURCHASES
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
  Repurchase Following Senior Notes Offering
     In connection with our offering of our Convertible Senior Notes in February 2007, our Board of Directors authorized the repurchase of 5,882,200 shares at an average price of $5.10 per share for a total consideration of approximately $30.0 million.
     We do not anticipate additional share repurchases during the remainder of 2007, other than share repurchases from Borland employees in order to meet minimum tax withholding obligations in connection with the vesting of installments under their restricted stock awards.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Indemnification Obligations and Guarantees
     The following is a summary of our agreements we have determined are within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” some of which are specifically grandfathered in because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2007, except as noted below.
     We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity. The term of the indemnification period is for the officers’ or directors’ lifetime. In connection with certain previous acquisitions, we have assumed the acquired entity’s obligations to indemnify its directors and officers prior to the closing of the respective acquisition. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that in certain circumstances enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.

     As part of the Starbase, TogetherSoft and Segue acquisitions, we entered into agreements whereby we indemnify the officers and directors of the acquired company for certain events or occurrences while such officers or directors served in such capacity. The term of the indemnification period in the Starbase and TogetherSoft acquisitions is for the officers’ or directors’ lifetime, and in the Segue acquisition the term is for six years. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have purchased directors’ and officers’ insurance policies for Starbase and TogetherSoft, if applicable, through 2009, and for Segue through 2012, which in certain circumstances enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.
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
Leases
     We lease certain of our office and operating facilities and certain furniture and equipment under various operating leases. In addition, in December 2003, we entered into a five year lease for a facility in Tokyo, Japan, which is classified as an operating lease in accordance with SFAS 13 “Accounting for Leases.” Additionally, we recorded a capital lease obligation of $0.8 million for fixtures and equipment and our minimum future lease payments will be approximately $0.2 million per year through 2008. As of March 31, 2007, we had a total obligation of $0.3 million remaining. Additionally, we acquired a capital lease in connection with our acquisition of Segue for leasehold improvements on a facility in Austria. At March 31, 2007, the obligation amounted to $0.2 million which is payable through 2011.
     Our operating leases expire at various times through 2021. At March 31, 2007, future minimum lease and sublease payments under non-cancelable leases and subleases and future minimum lease and sublease income under non-cancelable leases and subleases were as follows (in thousands):

	Remainder
	of 2007	2008	2009	2010	2011	Thereafter	Total
Operating Leases	$9,853	$10,486	$9,086	$7,327	$6,453	$19,327	$62,532
Restructured Operating Leases	3,504	3,148	2,985	760	—	—	10,397
Capital Lease	291	41	43	41	—	—	416

Gross Commitments	13,648	13,675	12,114	8,128	6,453	19,327	73,345
Sublease Income	(460)	(314)	(95)	(32)	—	—	(901)

Net Commitments	$13,188	$13,361	$12,019	$8,096	$6,453	$19,327	$72,444

     Rent expense, net, for all operating leases was $2.4 million for the three months ended March 31, 2007, and was $2.6 million for the three months ended March 31, 2006.

     The restructuring-related operating leases above represent total lease commitments that are not associated with continuing operations and include facilities we vacated or partially exited in California, Massachusetts, North Carolina, Australia, New Zealand and Japan.
Litigation
     From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS 5, “Accounting for Contingencies,” we record a liability when it is both probable a liability has been incurred and the amount of the loss can be reasonably estimated. These accruals are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable; however, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate accruals for any probable and estimable losses. If an unfavorable ruling were to occur in any of these matters in a particular period, our liquidity and financial condition could be adversely impacted, as well as our results of operations and cash flows.
     From time to time, we receive notices from third-parties claiming infringement by our products of third-party patent, trademark and other intellectual property rights, disputing royalties, or disputing other commercial arrangements. Regardless of the merit of any such claim, responding to these claims could be time consuming and expensive and may require us to enter into licensing or royalty agreements which may not be offered or available on terms acceptable to us. If a successful claim is made against us, our business could be materially and adversely affected. We expect that our software products will increasingly be subject to such claims as the number of products and competitors in our industry segment increases, the functionality of products overlap and industry participants become more aggressive in using patents offensively.
Service Commitments
     We have outsourced portions of our information technology operations. The committed expenditures average $5.2 million per year from November 2004 through November 2014. We can terminate this contract with or without cause upon payment of a termination fee, the maximum amount of which is $1.3 million at March 31, 2007 and declines to $0.5 million in 2014, the final year of the contract. These amounts are not included in the operating lease commitments table above.
NOTE 11. REPORTABLE SEGMENTS
     Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in a company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Borland’s chief operating decision maker, or CODM, is its Chief Executive Officer.
          Description of Segments
     Effective January 1, 2007, to be aligned with how we manage our businesses, we changed from reporting one segment to reporting two segments: Enterprise and CodeGear. A summary of the types of products and services provided by the Enterprise and CodeGear segments is provided below.
     Enterprise. Our Enterprise segment focuses on Open Application Lifecycle Management solutions, or ALM, which includes a combination of software products as well as consulting and education services to help our customers better manage their software development projects. Our ALM portfolio includes products and services for project and portfolio management, requirements definition and management, lifecycle quality management, software configuration and change management and modeling. The Enterprise segment also includes our Deploy Product Group, or DPG, products.
     CodeGear. Our CodeGear segment focuses on our Integrated Development Environment, or IDE products. CodeGear was formerly Borland’s Developer Tools Group. It is focused on software development tools, including JBuilder, Delphi, Delphi for Win32, Delphi for PHP, C++Builder, C#Builder, Turbo™ and InterBase. CodeGear also offers worldwide developer support and education services.

          Segment Data
     We derive the results of the business segments directly from our internal management reporting system. The accounting policies we use to derive business segment results are substantially the same as those the consolidated company uses. Management, under the direction of the CODM, measures the performance of each business segment based on several metrics, including earnings from operations. Additionally, management, under the direction of the CODM, uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. We do not allocate costs to CodeGear that are not directly attributable to CodeGear. We have no intersegment revenue. Discrete operating financial information for the new segments has not been prepared for earlier periods and we have concluded it is not practical for us to prepare such information.
     Selected operating results information for each business segment was as follows (in thousands):

	Three months ended March 31, 2007
	Enterprise	CodeGear	Total
License and other revenues	$27,422	$9,740	$37,162
Service revenues	29,506	4,298	33,804

Total revenues	$56,928	$14,038	$70,966

Operating income (loss)	$(10,604)	$1,879	$(8,725)

     As of March 31, 2007, we have allocated goodwill and other long-lived assets to our reportable segments as follows (in thousands):

			Total
	Enterprise	CodeGear	Consolidated
Long-lived assets:

Goodwill	$185,937	$67,340	$253,277
Other non-current assets	61,029	421	61,450

Non-current assets	246,966	67,761	314,727

Total assets	$497,448	$102,383	$599,831

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

	Three Months Ended
	March 31,
	2007	2006
	In Thousands
Total revenues from unaffiliated customers:
Americas	$39,555	$33,434
EMEA	23,460	26,214
Asia Pacific	7,951	9,924

Total revenues	70,966	69,572

License and other revenues	$37,162	$39,395
Technical support	25,856	21,428
Consulting and education services	7,948	8,749

Total revenues	70,966	69,572

Inter-company revenue U.S.	$3,181	$200
Elimination of inter-company-revenues	(3,181)	(200)

Reported inter-company revenues	$—	$—

Operating loss:
Americas	$(13,656)	$(21,050)
EMEA	3,824	10,435
Asia Pacific	1,107	1,731

Operating loss	(8,725)	(8,884)

Interest and other income, net	527	1,342

Loss before income taxes	$(8,198)	$(7,542)

	March 31,	December 31,
	2007	2006
	In Thousands
Long-lived assets:
Americas	$16,973	$11,143
EMEA	2,835	2,549
Asia Pacific	2,022	4,190

Long-lived assets:	21,830	17,882

Other non-current assets	292,897	293,876

Non-current assets	314,727	311,758

Identifiable assets:
Americas	$342,579	$339,086
EMEA	38,629	38,646
Asia Pacific	9,692	10,850

Identifiable assets:	390,900	388,582

General corporate assets (cash, cash equivalents and short-term investments)	208,931	55,317

Total assets	$599,831	$443,899

NOTE 12. SUBSEQUENT EVENT
     In April 2007, we announced that we will relocate our corporate headquarters from Cupertino, California to Austin, Texas. Our plan is to consolidate our finance, facilities, IT, sales operations and human resources functions with our existing research and development center based in Austin. We plan on completing the relocation by the end of 2007. Approximately 70 employees in Cupertino were affected, or approximately 6% of our full-time employees worldwide. We expect less than 20 employees will relocate to our new headquarters. The employees who were not offered relocation were provided with at least 60 days notice and severance benefits. As a result of the move of our headquarters, we expect total employment in Cupertino will be reduced by approximately 70 people by the end of December 2007, from the current level of approximately 140 people. We have approximately 1,100 people worldwide. However, we also plan to recruit new employees in Austin, Texas.

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and is required to be adopted by Borland in the first quarter of fiscal 2008. Borland currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently in the process of evaluating the impact of SFAS 157 on our financial position and results of operations.
     In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company beginning in 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax benefits taken or expected to be taken on a tax return. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position at the largest amount that is more likely than not will be sustained on examination by the relevant tax authorities, based solely on the technical merits of the position. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. If recognized, a tax benefit is then measured based upon the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution of the tax position. For additional information regarding the adoption of FIN 48, see Note 8, Income Taxes.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of SFAS 155 did not have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Forward-Looking Statements
     The statements made throughout this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements and accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. These forward-looking statements may relate to, but are not limited to, revenues, composition of revenues, cash flows, earnings, margins, costs, expenses, strategy, research and development, customer service and relationships, demand for our products, market and technological trends in the software industry, licenses, developments in technology, organizing CodeGear as a division, effects of and timeframe for company restructuring actions and relocation of headquarters, effects of our offering of Convertible Senior Notes, product quality, competition, sales, cash resources, utilization of cash resources, personnel, interest rates, foreign currency exchange rates and various economic and business trends. Generally, you can identify forward-looking statements by the use of words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “goal,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue” and similar expressions or the negative or other variations thereof. These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described under “Risk Factors” and elsewhere in this report, as well as in our other filings with the SEC or in materials incorporated by reference herein or therein. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements and have a material adverse effect on our business, results of operations and financial condition. New factors may emerge from time to time, and it may not be possible for us to predict new factors, nor can we assess the potential effect of any new factors on us.
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
Overview
     Effective January 1, 2007, to be aligned with how we manage our businesses, we changed from reporting a single segment to reporting two segments: Enterprise and CodeGear.
     Enterprise. Our Enterprise segment focuses on our Open Application Lifecycle Management solutions, or ALM, which represents the segment of the ALM market in which vendors’ solutions are flexible enough to support a customer’s specific processes, tools and platforms. Open ALM is a new, customer-centric approach to helping IT organizations transform software delivery into a managed, efficient and predictable business process. Borland is a leading vendor of Open ALM solutions. Our solutions address four critical ALM processes: project & portfolio management, requirements definition & management, lifecycle quality management and software change management. Open ALM products include Tempo, CaliberRM, Caliber DefineIT, SilkCentral Test Manager, SilkPerformer, SilkTest, Gauntlet, Together and StarTeam. We also offer services aimed at streamlining the path to software process improvement, including technical support, consulting and education services.
     Our Enterprise segment also includes our Deployment Products Group, or DPG, such as VisiBroker and AppServer. Our deployment products are application middleware for high-performance, low-latency, transaction-intensive applications.
     CodeGear. Our CodeGear segment focuses on developing tools for individual developers and currently offers a number of integrated developer environment, or IDE, products for Java, .NET, Windows and Linux development. IDE products include Delphi, C++Builder and C#Builder and JBuilder. CodeGear also provides worldwide developer support and education services.
     Summary of key financial results
     The following is a summary of our key financial results for the three months ended March 31, 2007:
•	Total revenues increased 2% to $71 million for the three months ended March 31, 2007, from $70 million for the three months ended March 31, 2006.

•	License and other revenues decreased 6% to $37 million for the three months ended March 31, 2007, from $39 million for the three months ended March 31, 2006.

•	Service revenues increased 12% to $34 million for the three months ended March 31, 2007, from $30 million for the three months ended March 31, 2006.

•	Gross profit as a percentage of revenue increased to 79% for the three months ended March 31, 2007, compared to 77% in the three months ended March 31, 2006.

•	Operating expenses increased 3% to $65 million for the three months ended March 31, 2007, from $63 million for the three months ended March 31, 2006.

•	Net loss was $9.2 million for the three months ended March 31, 2007, compared to net loss of $8.9 million for the three months ended March 31, 2006.

•	Cash, cash equivalents and short-term investments increased $154 million to $209 million as of March 31, 2007, from $55 million as of December 31, 2006.
     For a more in-depth discussion of our business, including a discussion of our critical accounting policies and estimates, please read our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007.

     Results of Operations
     The following table presents our Condensed Consolidated Statements of Operations data and the related percentage of total revenues (dollars in thousands):

	Three Months Ended
	March 31,
	2007	% of Rev	2006	% of Rev
License and other revenues	$37,162	52%	$39,395	57%
Service revenues	33,804	48%	30,177	43%

Total revenues	70,966	100%	69,572	100%

Cost of license and other revenues	1,706	2%	2,231	3%
Cost of service revenues	11,237	16%	13,041	19%
Amortization of acquired intangibles and other charges	2,119	3%	525	1%

Total cost of revenues	15,062	21%	15,797	23%

Gross profit	55,904	79%	53,775	77%
Operating expenses:
Selling, general and administrative	47,831	67%	46,204	66%
Research and development	15,924	22%	15,405	22%
Restructuring, amortization of other intangibles and acquisition related expenses and other charges	874	1%	1,050	2%

Total operating expenses	64,629	91%	62,659	90%

Operating loss	(8,725)	(12%)	(8,884)	(13%)

Interest and other income, net	527	1%	1,342	2%

Loss before income taxes	(8,198)	(12%)	(7,542)	(11%)
Income tax provision	1,020	1%	1,397	2%

Net loss	$(9,218)	(13%)	$(8,939)	(13%)

          The following table presents our total revenues and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	For Three Months Ended
	March 31, 2007		March 31, 2006		Change
	Amount	% of Total	Amount	% of Total	$	%
License and other revenues	$37,162	52%	$39,395	57%	$(2,233)	(6%)
Service revenues	33,804	48%	30,177	43%	3,627	12%

Total revenues	$70,966	100%	$69,572	100%	$1,394	2%

          We derive revenues from the license of our software and the sale of related services. No single customer represented more than 10% of our total revenues in the quarter ended March 31, 2007.
     Revenues by Product
          We have three major product categories: Application Lifecycle Management (“ALM”), which includes our Tempo, Caliber, Together, Starteam, Silk and Gauntlet products; Deployment Product Group (“DPG”), which includes our Visibroker and AppServer products; and Integrated Development Environments (“IDE”), which includes our JBuilder, Delphi, C++Builder, C# Builder, Turbo and Interbase products.
     The following table presents our revenues by product (in thousands):

	Three Months Ended				Three Months Ended
	March 31, 2007				March 31, 2006
	ALM	DPG	IDE	Total	ALM	DPG	IDE	Total
License and other revenues	$19,120	$8,302	$9,740	$37,162	$15,552	$6,195	$17,648	$39,395
Service revenues	24,216	5,290	4,298	33,804	17,345	6,051	6,781	30,177

Total	$43,336	$13,592	$14,038	$70,966	$32,897	$12,246	$24,429	$69,572

     License and Other Revenues
          License and other revenues represent amounts for license fees and royalties earned for granting customers the right to use and distribute our software products. License and other revenues decreased $2.2 million in the quarter ended March 31, 2007, as compared to the year-ago quarter. ALM license revenue increased 23% compared to the year-ago quarter, from $15.6 million to $19.1 million. This increase was the result of our improved performance in solution selling to larger enterprise-level customers and the incremental contribution of our Silk products, which we obtained through our acquisition of Segue in April 2006. DPG license revenue increased 34% compared to the year-ago quarter, from $6.2 million to $8.3 million. The increase was primarily driven by several large transactions in Europe. Partially offsetting these increases was a decrease in license revenues in our established IDE products, which decreased 45% from $17.7 million to $9.7 million, when compared to the year-ago quarter. The IDE products are predominantly release driven and did not benefit from a major product launch, which was delayed until late in the first quarter of 2007, as compared to the year-ago period when the European launch of Delphi 2006 occurred early in the quarter. While revenue recognition for our software licenses may be affected by numerous aspects of a contract, for the majority of our customer contracts we recognize software license revenue upon shipment of the product.
     Service Revenues
          Service revenues represent amounts earned for technical support, which includes call support, maintenance and upgrades and for consulting and education services for our software products. Service revenues increased 12% compared to the year-ago quarter, from $30.2 million to $33.8 million in the quarter ended March 31, 2007.
          Technical support revenues increased 21% compared to the year-ago quarter, from $21.4 million to $25.9 million. While incremental growth is being realized in our Caliber, StarTeam and Together products, the majority of the increase was due to the contribution of Silk products as a result of the Segue acquisition in April 2006.

          Consulting and education services revenues decreased 9% compared to the year-ago quarter, from $8.7 million to $7.9 million. The decrease was primarily attributable to completion of large consulting engagements coupled with delayed commencement of new engagements.
          As of March 31, 2007, open sales orders were insignificant.
     International Revenues
          International revenues represented 54% and 60% of total revenues in the quarters ended March 31, 2007 and 2006, respectively.
          The following table presents our total revenues by country and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2007	2006	$	%
United States	$32,390	$28,142	$4,248	15%
Germany	8,840	7,677	1,163	15%
All other countries	29,736	33,753	(4,017)	(12%)

Total revenues	$70,966	$69,572	$1,394	2%

          No single country, other than the United States and Germany, accounted for revenues greater than 10% of total revenues in the three months ended March 31, 2007 or 2006, respectively.

     Regional Revenues
          The following table presents our total revenues by region and the absolute dollar and the percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2007	2006	$	%
Americas	$39,555	$33,434	$6,121	18%
Europe, Middle East and Africa	23,460	26,214	(2,754)	(11%)
Asia Pacific	7,951	9,924	(1,973)	(20%)

Total revenues	$70,966	$69,572	$1,394	2%

          Our Americas operations include our activities in the United States as well as subsidiaries and branch offices in Brazil and Canada. Our Europe, Middle East and Africa, or EMEA, operations include activities of our subsidiaries and branch offices in Austria, Czech Republic, Finland, France, Germany, Ireland, Italy, Netherlands, Russia, Spain, Sweden and the United Kingdom. Our Asia Pacific, or APAC, operations include activities of our subsidiaries and branch offices in Australia, China, Hong Kong, India, Japan, New Zealand, Singapore and Taiwan.
          Americas. Revenues in our Americas region increased 18% compared to the year-ago quarter, from $33.4 million to $39.6 million. Of the increase in revenues from our Americas region, license revenues increased $3.4 million and service revenues increased $2.7 million. License revenues increased due to strong revenue from our ALM products including the contribution of Silk products as a result of the Segue acquisition. The increase in ALM revenues was partially offset by decreases in our DPG and IDE products. Technical support increased $3.5 million due to our expanding base of enterprise-level customers, the contribution of Silk products and the renewal of lapsing contracts with existing customers. Offsetting the increase in support revenues was a decrease of $0.8 million in consulting and education service revenues due to the completion of major consulting engagements coupled with the delayed commencement of new engagements.
          EMEA. Revenues in our EMEA region decreased 11% compared to the year-ago quarter, from $26.2 million to $23.5 million. Of the decrease in revenues from our EMEA region, license revenues decreased $3.8 million and service revenues increased $1.1 million. While license revenues from our ALM and IDE products declined, license revenues from our DPG products increased $2.7 million as a result of several large transactions.
          APAC. Revenues in our APAC region decreased 20% compared to the year-ago quarter, from $9.9 million to $8.0 million. The decrease was due primarily to the decline of IDE license revenue.

     Cost of Revenues
          The following table presents cost of revenues and the absolute dollar and percentage changes from the comparable prior year periods (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2007	2006	$	%
Cost of license and other revenues	$1,706	$2,231	$(525)	(24%)

As a percentage of license and other revenues	5%	6%
Cost of service revenues	$11,237	$13,041	$(1,804)	(14%)

As a percentage of service revenues	33%	43%
Amortization of acquired intangibles and other charges	$2,119	$525	$1,594	304%

As a percentage of total revenues	3%	1%
     Cost of License and Other Revenues
          Cost of license and other revenues consists primarily of variable costs including production costs, product packaging costs and royalties paid to third-party vendors. Cost of license and other revenues decreased $0.5 million compared to the year-ago quarter, from $2.2 million to $1.7 million. The decrease was attributable to a reduction in royalties and production materials. Royalty, manufacturing and shipping costs tend to fluctuate with changes in the mix of products sold. Generally, manufacturing and shipping costs are lower for ALM, as compared to IDE and DPG, due to the greater proportion of ALM contracts that are fulfilled electronically. The level of royalty costs in future periods will be dependent upon our ability to obtain favorable licensing terms for our products that include third-party technology and the extent to which we include such third-party technology in our product offerings.
     Cost of Service Revenues
          Cost of service revenues consists primarily of employee salaries and benefits, third-party contractor costs and related expenses incurred in providing technical support, and consulting and education services. Cost of service revenues decreased $1.8 million compared to the year-ago quarter, from $13.0 million to $11.2 million. The overall decrease in cost of services as a percentage of service revenues was attributable to the replacement of non-billable headcount by billable headcount, improved resource utilization, lower negotiated rates with third-party contractors and effective cost management through consolidation of worldwide call centers from nine to three.
     Amortization of Acquired Intangibles and Other Charges
          Amortization of acquired intangibles and other charges consists of the amortization of acquired developed technology, maintenance agreements and customer relationships. Amortization of acquired intangibles increased $1.6 million compared to the year-ago quarter, from $0.5 million to $2.1 million. The increase in amortization was attributable to the acquisition of Segue.
     Operating Expenses
     Selling, General and Administrative Expenses
          The following table presents our selling, general and administrative expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2007	2006	$	%
Selling, general and administrative expenses	$47,831	$46,204	$1,627	4%
As a percentage of total revenues	67%	66%

          Selling, general and administrative expenses primarily consists of employee salaries and benefits, sales commissions, marketing programs, professional fees, and facilities and equipment costs. Selling, general and administrative expenses increased $1.6 million compared to the year-ago quarter, from $46.2 million to $47.8 million. The increase was primarily due to increased contractors and outside services expenses, employee compensation, severance and related benefits, depreciation and equipment expenses. These increases were partially offset by decreases in stock based compensation expenses and facilities expenses.
          Research and Development Expenses
          The following table presents our research and development expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2007	2006	$	%
Research and development expenses	$15,924	$15,405	$519	3%
As a percentage of total revenues	22%	22%
          Research and development expenses primarily consist of employee salaries, benefits, and related costs of our engineering staff, external personnel costs, and facilities and equipment costs. Research and development expenses increased $0.5 million compared to the year-ago quarter, from $15.4 million to $15.9 million. Increased personnel and facilities expenses resulting from the Segue acquisition in April 2006 and increased outside services to support product launches and software translation were mostly offset by cost savings from worldwide R&D restructuring and consolidation that were implemented in 2006.
     Restructuring, Amortization of Other Intangibles, Acquisition-Related Expenses and Other Charges
          The following table summarizes our restructuring, amortization of other intangibles and acquisition-related expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2007	2006	$	%
Restructuring	$—	$(68)	$68	(100%)
Amortization of other intangibles	159	113	46	41%
Acquisition-related expenses	715	1,005	(290)	(29%)

Total	$874	$1,050	$(176)	(17%)

As a percentage of total revenues	1%	2%
          Restructuring.
          The following table summarizes our restructuring accrual activity for the first quarter of 2007 (dollars in thousands):

	Severance
	and Benefits	Facilities	Other	Total
Accrual at December 31, 2006	$4,178	$11,551	$84	$15,813
Cash paid write-offs	(2,666)	(1,451)	(79)	(4,196)

Accrual at March 31, 2007	$1,512	$10,100	$5	$11,617

          Of the $11.6 million in our restructuring accrual at March 31, 2007, $6.0 million was in our short-term accrual and $5.6 million was in our long-term accrual. Our $5.6 million long-term restructuring accrual is related to the lease obligation for excess capacity at our Scotts Valley, California, facility.

          Amortization of other intangibles. In the three months ended March 31, 2007, we incurred $0.2 million of amortization expense related to intangible non-compete agreements and trade names as a result of our acquisitions, compared to $0.1 million in the comparable year-ago period. Amortization of other intangibles increased due to the amortization of non-compete agreements and trade names acquired in the purchase of Segue in April 2006, which added $0.1 million of amortization expense in the first quarter of 2007. Partially offsetting these increases was a decrease due to the completion of the amortization of the trade names in December 2006, related to the acquisition of TogetherSoft.
          Acquisition-related expenses. In the three months ended March 31, 2007, we recorded $0.7 million in acquisition-related expenses, which was primarily contingent consideration payable under the terms of the Legadero acquisition agreement. Acquisition-related expenses in the three months ended March 31, 2006, consisted of $1.0 million of contingent consideration payable under the terms of the TeraQuest and Legadero acquisitions.
     Interest and Other Income, Net
          The following table presents our interest and other income, net for the three months ended March 31, 2007 and 2006 and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2007	2006	$	%
Interest and other income, net	$527	$1,342	$(815)	(61%)
As a percentage of total revenues	1%	2%
     Interest and other income, net consists primarily of interest earned on cash and cash equivalents and interest expense, but also includes foreign exchange transaction gains and losses. The decrease in interest and other income, net in the three months ended March 31, 2007, was primarily attributable to a decrease in the amount of cash on hand over the quarter, since the closing of our Convertible Senior Notes offering did not occur until February 2007, compared to the year-ago quarter. The amount of foreign currency and other gains or losses we realize primarily represents fluctuations in the U.S. dollar versus the foreign currencies in which we conduct business with respect to short-term inter-company balances with our international subsidiaries, offset by gains and losses recognized on foreign currency forward exchange contracts entered into as hedges of these inter-company foreign currency exposures.
     Income Taxes
          The following table presents our income taxes and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2007	2006	$	%
Income tax provision	$1,020	$1,397	$(377)	(27%)
As a percentage of total revenues	1%	2%
          On a consolidated basis, we generated pre-tax losses of $8.2 million and $7.5 million in the three months ended March 31, 2007 and 2006, respectively. Our income tax provision, as a percentage of pre-tax loss, was 12% and 18% for the three months ended March 31, 2007 and 2006, respectively. The decrease in our income tax provision in absolute dollars and as a percentage of pre-tax income in the three months ended March 31, 2007, as compared to the year-ago quarter, was largely due to a decrease in non-U.S. pre-tax profits subject to foreign taxes paid. In the quarters ended March 31, 2007 and 2006, respectively, substantially all of our tax provision related to non-U.S. taxes.
          Our effective tax rate is primarily dependent on the location of taxable profits, if any, the utilization of our net operating loss carryforwards in certain jurisdictions and the imposition of withholding taxes on revenues regardless of our profitability.

Liquidity and Capital Resources

	Three Months Ended
	March 31, 2007	March 31, 2006
	In Thousands
Net cash provided by (used for):
Operating activities	$(9,487)	$(136)
Investing activities	(1,075)	84,378
Financing activities	164,509	105
Effect of exchange rate changes on cash	(333)	(194)

Net change in cash and cash equivalents	$153,614	$84,153

     Cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments were $208.9 million at March 31, 2007, an increase of $153.6 million from a balance of $55.3 million at December 31, 2006. Working capital increased $173.3 million to $162.7 million at March 31, 2007, from a negative $10.6 million at December 31, 2006.
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
     Net cash used in operating activities. Net cash used in operating activities, in the three months ended March 31, 2007, was $9.5 million, which includes $4.2 million used in restructuring activities.
     Net cash used by investing activities. Net cash used by investing activities, during the three months ended March 31, 2007, was $1.1 million, primarily driven by the purchase of property and equipment.
     Net cash provided by financing activities. Net cash provided by financing activities during the three months ended March 31, 2007, was $164.5 million, resulting primarily from net proceeds of $194.2 million from the 2.75% Convertible Senior Notes offering issued in February 2007 and $0.2 million received from the exercise of stock options. These proceeds were partially offset by our $29.9 million repurchase of shares of our common stock in the open market.
     Currency. Although we utilize foreign currency forward exchange contracts to reduce our foreign currency exchange rate risk, the strengthening of the United States dollar against the Euro, the United Kingdom Pound Sterling, the Australian and Singapore dollars and the Japanese Yen could harm our financial condition. We cannot predict currency exchange rate fluctuations and there can be no assurance that foreign currency exchange rates will not have a material adverse impact on our future cash flows and operating results. Refer to Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for additional discussion of foreign currency risk.
Contractual Obligations and Off-Balance Sheet Arrangements
     Leases. We lease certain of our office and operating facilities and certain furniture and equipment under various operating leases. In addition, in December 2003, we entered into a five year lease for a facility in Tokyo, Japan, which is classified as an operating lease in accordance with SFAS 13, “Accounting for Leases.” Additionally, we recorded a capital lease obligation of $0.8 million for fixtures and equipment and our minimum future lease payments will be approximately $0.2 million per year through 2008. As of March 31, 2007, we had a total obligation of $0.3 million remaining. Additionally, we acquired a capital lease in connection with our acquisition of Segue for leasehold improvements on a facility in Austria. At March 31, 2007, the obligation amounted to $0.2 million which is payable through 2011.

     Our operating leases expire at various times through 2021. At March 31, 2007, future minimum lease and sublease payments under non-cancelable leases and subleases and future minimum lease and sublease income under non-cancelable leases and subleases were as follows (in thousands):

	Remainder
	of 2007	2008	2009	2010	2011	Thereafter	Total
Operating Leases	$9,853	$10,486	$9,086	$7,327	$6,453	$19,327	$62,532
Restructured Operating Leases	3,504	3,148	2,985	760	—	—	10,397
Capital Lease	291	41	43	41	—	—	416

Gross Commitments	13,648	13,675	12,114	8,128	6,453	19,327	73,345
Sublease Income	(460)	(314)	(95)	(32)	—	—	(901)

Net Commitments	$13,188	$13,361	$12,019	$8,096	$6,453	$19,327	$72,444

     The restructured operating leases above represent total lease commitments that are not associated with continuing operations and include facilities we vacated or partially exited in California, Massachusetts, North Carolina, Australia, New Zealand and Japan.
     Additionally, we have a commitment regarding an outsourcing arrangement for portions of our information technology operations. The committed expenditures average $5.2 million per year from November 2004 through November 2014. We can terminate this contract with or without cause upon payment of a termination fee, the maximum amount of which is $1.3 million at March 31, 2007, declining to $0.5 million in the final year of the contract. These amounts are not included in the operating lease commitments table above.
     Indemnification Obligations and Guarantees. For information regarding our indemnification obligations and guarantees, refer to Note 10 of Notes to Condensed Consolidated Financial Statements in Item 1.
     Off-Balance Sheet Arrangements. As part of our ongoing business, we do not participate in material transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2007, we are not involved in any material unconsolidated transactions.
Critical Accounting Estimates and Policies
     Goodwill and Purchased Intangible Assets
     Goodwill and identifiable intangibles are accounted for in accordance with SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” We recorded goodwill and identifiable intangibles related to our acquisitions and we evaluate these items for impairment on an annual basis, or more often if events or changes in circumstances indicate that the carrying values may not be recoverable. Impairment testing of goodwill is performed in two steps. First, the carrying value of the reporting unit is compared to the fair value of the reporting unit including the goodwill. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, we perform the second step. The second step of the impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of the goodwill, the impairment loss shall be recognized as an operating expense in an amount equal to that excess. We performed our goodwill impairment testing in the third quarter of 2006 based on a single reporting unit and concluded there was no impairment as of September 30, 2006. The market capitalization method was the primary method used to determine the fair values for SFAS 142 impairment purposes. We did not record impairment to goodwill during 2005, however, we recorded a $0.5 million impairment to acquired developed technology in the second quarter of 2006 as a result of the departure of certain key employees. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements in Part 1—Item 1 for further discussion of the valuation of goodwill and intangible assets and the impairment charge to acquired developed technology. Due to our new reporting of two segments, we will no longer utilize the market capitalization method. Going forward, we will utilize a discounted fair value method and goodwill will be allocated to each of the reporting units. For more information on the accounting related to the reportable segments, please see the narrative below under the heading “Reportable Segments” in this note.

     Reportable Segments
          Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we operate in two reportable segments. Effective January 1, 2007, to be aligned with how we manage our businesses, we changed from reporting one segment to reporting two segments: Enterprise and CodeGear. We market our products in the United States and in foreign countries through our sales personnel and our subsidiaries. The Chief Executive Officer is our Chief Operating Decision Maker, or CODM, as defined by SFAS No. 131. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1 for a discussion of our reportable segments.
          For a more in-depth discussion of our other critical accounting policies and estimates, please read our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 15, 2007.
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
          During the three months ended March 31, 2007, we recorded net realized foreign exchange losses of $0.3 million, included as part of interest and other income, net, in our Condensed Consolidated Statements of Operations. The foreign exchange losses were generated due primarily to fluctuation in the Euro, the United Kingdom Pound Sterling, and the Australian and Singapore dollars versus the U.S. dollar. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our inter-company receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a material adverse effect on our operating results and cash flows.
          During the three months ended March 31, 2007, we had $0.6 million unrealized foreign currency losses in cumulative other comprehensive income on our Condensed Consolidated Balance Sheets, in part, due to foreign currency movements on our long-term inter-company balances. As of March 31, 2007, we had $18.5 million, $5.3 million, $3.2 million, $1.4 million and $0.4 million in long-term inter-company balances that will be settled in Australian dollars, Indian Rupees, Singapore dollars, Brazilian Real, and Japanese Yen, respectively.
          The table below provides information about our derivative financial instruments, comprised of foreign currency forward exchange contracts as of March 31, 2007. The information is provided in U.S. dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table below presents the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates and the net fair value for our forward contracts as of March 31, 2007. All currency forward exchange contracts in the table below represent contracts to buy or sell the currencies listed. All instruments mature within one month (dollar amounts in thousands):

		Weighted	Net Fair
		Average	Value at
	Notional	Contracts	March 31,
	Amount	Rate	2007
Foreign currency forward exchange contracts:
Australian dollar	$810	0.8000	$810
Canadian dollar	2,826	1.1610	2,828
Czech Koruna	(22)	20.9080	(22)
Euro	4,219	1.3317	4,224
Hong Kong dollar	(767)	7.8044	(767)
Russian Ruble	(687)	25.8137	(692)
Singapore dollar	8,048	1.1506	8,050
Taiwan dollar	312	33.2010	310
United Kingdom Pound Sterling	298	1.9698	298

	$15,037		$15,039

Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our cash equivalents in a variety of financial instruments such as commercial paper and certificates of deposit. By corporate policy, we limit the amount of our credit exposure to $5.0 million for any one commercial issuer.
     Cash and cash equivalents include investments which have an original maturity of 90 days or less and short-term investments include investments which have an original maturity of 91 days up to one year. As of March 31, 2007 and December 31, 2006, we held no investments classified as long-term. At March 31, 2007, the weighted-average interest rate we earned on our cash and cash equivalents balance of $208.9 million was 5.30%. At December 31, 2006, the weighted-average interest rate we earned on our cash and cash equivalents balance of $55.3 million was 5.11%.
Credit Risks
     Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions and commercial paper. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. No single customer represented greater than 10% of total accounts receivable, net of allowances, as of March 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Our Disclosure Controls and Procedures
     Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
     As of the end of the period covered by this report, we evaluated our disclosure controls and procedures pursuant to the Exchange Act rules. This evaluation and review was done under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer and other management. Based upon the evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as a result of the material weakness in our internal control over financial reporting discussed below as of March 31, 2007, our disclosure controls and procedures were not effective.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     As of March 31, 2007, we did not maintain an effective control environment with respect to promoting compliance with policies and procedures and the prevention or detection of the override of our controls. As identified in our Annual Report for the year ended December 31, 2006, as a result of this control deficiency, a senior officer was able to override controls which resulted in: (1) an amendment to a sales contract creating an obligation to deliver an additional software feature, without authorization of the finance and legal organization, and (2) a post-contract offer to refund the customer payment in the same transaction without authorization of the finance and legal organization. A control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. In the instances noted above, the control consciousness of certain individuals was not adequate and resulted in a lack of compliance with our established control policies and procedures. This control deficiency could result in a material misstatement of our annual or interim consolidated financial statements that could not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
     Remediation Plan
          In connection with management’s assessment of internal control over financial reporting, management determined that the material weakness with respect to the control environment, which was identified in our Annual Report on Form 10-K for the year ended December 31, 2006 had not been fully remediated as of March 31, 2007. Management has made progress toward remediating the material weakness in our internal control over financial reporting. In August 2006, we conducted corporate governance training for senior personnel which was attended by our Chief Executive Officer and other senior members of our management team. We are in the process of developing on-going and sustainable compliance training programs which will be supplemented with enhanced written policies which will be monitored. We also hired a Chief Financial Officer in November 2006 who is actively working to significantly strengthen our control environment by implementing the training and policies mentioned above.
     Changes in Internal Control Over Financial Reporting
          During the quarter ended March 31, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which our management concluded materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
          From time to time, we receive notices from third-parties claiming infringement by our products of third-party patent, trademark and other intellectual property rights, disputing royalties, or disputing other commercial arrangements. Regardless of the merit of any such claim, responding to these claims could be time consuming and expensive, and may require us to enter into licensing or royalty agreements which may not be offered or available on terms acceptable to us. If a successful claim is made against us, our business could be materially and adversely affected. We expect that our software products will increasingly be subject to such claims as the number of products and competitors in our industry segment increases, the functionality of products overlap and industry participants become more aggressive in using patents offensively.
ITEM 1A. RISK FACTORS
          We operate in a rapidly changing environment that involves many risks, some of which are beyond our control. The following discussion highlights some of these risks. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or results. If any of these risks actually occur, our business operations or results could be harmed. Risk Factors that have been added or have materially changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2006, are identified with an “*”.

Risks Relating to Our Business
We are re-focusing the company to primarily focus on the development and distribution of enterprise software development solutions. If we are unable to successfully complete this change to the business quickly and smoothly, our operating results could be harmed.
     Over the past several quarters we have been transforming our business to focus on Open Application Lifecycle Management, or ALM, solutions. Prior to the development of our ALM strategy, our principal business related to our integrated developer environment, or IDE, products, which we now operate as our CodeGear division. Our enterprise business focuses on the development and distribution of enterprise software development solutions, in contrast to our CodeGear division, which targets development tools for individual software developers. The risks of this change in focus include, among others:
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
     As announced in November 2006, we are retaining our IDE assets for the foreseeable future rather than selling them. We began operating this part of our business as our CodeGear division on January 1, 2007, the separation of CodeGear from our enterprise business is a complicated process which is not yet complete. The process includes a worldwide analysis and plan to identify and separate personnel, customers and partner relationships, office space, intellectual property and other assets. This process requires time and effort of management and key personnel of both our enterprise business and CodeGear division who would otherwise be dedicated to running these respective businesses. There will continue to be other resources dedicated to facilitate the separation, including those relating to IT, development and systems for financial reporting and internal controls. While our goal is to separate CodeGear in a manner that is efficient for our CodeGear and enterprise businesses, there can be no guarantee that we will achieve these goals. Failure to implement this separation efficiently could have a material adverse effect on our overall business, results of operations and financial condition.
We have experienced significant changes in our senior management team and if we are not able to effectively integrate new senior management members, our business could be harmed.
     There have been a number of significant changes in our senior management team, including the addition of our new Senior Vice President, Research and Development in August 2006, our new Senior Vice President and General Counsel in October 2006, our new Chief Financial Officer in November 2006 and our new Senior Vice President of Worldwide Field Operations in January 2007. As a result of these changes, we may not be able to effectively manage our business during this period of transition, especially in light of the changes in our strategy, our restructuring actions and related operations. As new senior personnel join us and become familiar with our business and systems, their integration could also disrupt our ongoing operations. There is a risk that the new management may not work effectively as a team, at least in the near term. During this transition in leadership and our business, our customers may defer purchasing our products or decide not to purchase them at all. We may experience employee distraction, or we may see increased competitive pressure as our competitors attempt to use this period of change to their advantage. If we are unable to effectively manage through this transition quickly and effectively, it could adversely affect our operating results.
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
Because competition for qualified finance, technical and management personnel is intense and because we are in the process of moving headquarters, we may not be able to recruit or retain qualified personnel quickly, which could harm our business.*
     We believe our ability to successfully manage and grow our business and to develop new products depends, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled finance personnel, software engineers, sales personnel and management personnel. Competition for qualified technical and management personnel is intense. As we announced in April 2007, we are moving our headquarters from Cupertino, California to Austin, Texas. While we believe we will be able to retain qualified personnel in Austin, it may take longer than we expect to hire those people and for them to be able to function effectively. Also, in the past some of our competitors have utilized their greater resources to provide substantial signing bonuses and other inducements to lure key personnel away from us. We employ a variety of measures to retain our key people, including granting of stock options and restricted stock and the use of bonuses, but these measures may not be sufficient.
     We have experienced a relatively high rate of employee turnover and could be subject to continued risk of turnover given the changes we are experiencing. If we are unable to recruit and retain quality personnel, our ability to provide competitive products could be harmed. As a result, we may lose customers or may not achieve anticipated sales during a particular period. In addition, the loss of technical talent may result in the inability to ship new products or product upgrades at the times originally planned. If we experience delays in the shipment of new products or product upgrades, we may be unable to achieve anticipated sales during a particular period.
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
Our success is dependent upon our ability to enhance the quality and scalability of our various products, improve the integration and overall functionality of these products, and evolve our solutions toward our ALM strategy.
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

We, and our independent registered public accounting firm, have determined that we have a material weakness in our internal control over financial reporting as of December 31, 2006, which was not remediated as of March 31, 2007. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.*
     Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. We dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2006, and the quarter ended March 31, 2007, and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation, or any attestation at all, by our independent registered public accounting firm. Additionally, management’s assessment of our internal control over financial reporting may identify deficiencies that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.
     As reported in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, management concluded that one of the two material weaknesses identified in our Form 10-K for the fiscal year ended December 31, 2005, had not been remediated as of March 31, 2007. Management concluded that as of March 31, 2007, we did not maintain an effective control environment based on the criteria established in Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, with respect to senior management’s role in promoting compliance with policies and procedures and the prevention or detection of the override of our controls. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Because of this material weakness, our management concluded that, as of March 31, 2007, we did not maintain effective internal control over financial reporting.
     We have taken measures to remediate the material weakness, which are discussed under Item 4 of this Quarterly Report, however not all of the newly designed controls have operated for a sufficient period of time to demonstrate operating effectiveness. We continue to monitor and assess our remediation activities to ensure the material weakness discussed above is remediated as soon as possible. However, there can be no assurance the material weakness discussed above will be remediated during 2007, or that there will not be additional material weaknesses or significant deficiencies in our internal controls.
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
     We were late in filing our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and our Quarterly Reports on Forms 10-Q for the fiscal quarters ended March 31, 2006, June 30, 2006, and September 30, 2006. As a result, during the periods in which these reports were late, we were not in compliance with the continued listing requirements of the Nasdaq Global Market and, in some cases, with the SEC’s rules and regulations under the Securities Exchange Act of 1934. We are required to comply with these rules as a condition of the continued listing of our stock on the Nasdaq Global Market.
     Although we are not currently late with respect to any annual or quarterly report, there can be no assurance that we will be able to file all such reports in the future in a timely manner. If we are unable to timely file these reports in the future, it may impede your access to important information about us and, in the case of a prolonged delay in filing, result in our common stock being delisted from the Nasdaq Global Market. Delisting could result in our common stock no longer being traded on any securities exchange or over-the-counter market and could impact its liquidity and price. In addition, if we were delisted, we would be in default under the Convertible Senior Notes we issued in February 2007, which would cause the notes to become immediately due and payable.

We are in the midst of significant changes to our financial reporting and accounting team and systems, which may impact our ability to comply with our financial reporting and accounting obligations.
     Our financial reporting and accounting team has undergone several personnel changes, including the departure of our Chief Financial Officer in the second quarter of 2006, and the hiring of our new Chief Financial Officer in November 2006. While we believe we have retained qualified individuals on an interim basis to assist us in complying with our financial reporting and accounting obligations as a public company, we are in the process of trying to fill certain positions with permanent employees, which we may not be able to do in a timely manner. During this transition period, we may have a difficult time attracting, recruiting and retaining qualified finance personnel. If we fail to staff our accounting and finance function adequately or maintain adequate internal control over financial reporting, we may be unable to report our financial results accurately or in a timely manner and our business, results of operations and financial condition may suffer.
We are in the process of moving our headquarters and implementing plans for reducing expenses and if we fail to achieve the results we expect, there will be a negative effect on our financial condition.*
     As a part of our restructuring plans, we are in the process of moving our headquarters from Cupertino, California to Austin Texas and implementing other plans to reduce expenses, which have included the consolidation of certain office locations worldwide, reductions in capital expenditures, reduction in discretionary spending and reduction in our work force. These restructuring actions may distract management and other key personnel from focusing on our business. In addition, if we experience difficulties in implementing these measures, it may be necessary to implement additional cost cutting measures. Our plans to reduce expenses may not be completed in a timely manner or result in anticipated cost savings, which would impair our goal to achieve profitability and positive cash flow. In addition, we are currently operating at a net loss and there can be no assurance as to when we will return to profitability, if at all. In order to fund our ongoing operations in future periods it will be necessary for us to achieve profitability.
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

Failure to effectively manage our international operations could harm our results.
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
     Each $1,000 of principal of the Convertible Senior Notes is initially convertible into 156.8627 shares of our common stock, subject to adjustment upon the occurrence of specified events. However we may seek to obtain stockholder approval to settle conversions of the notes in cash and shares of common stock, which approval would require the vote of a majority of shares of our common stock at a stockholder meeting duly called and convened in accordance with our organizational documents, applicable law and the rules of the Nasdaq Global Market.
     In addition, holders may convert their Convertible Senior Notes prior to maturity if: (1) the price of our common stock reaches $8.29 during specific periods of time, (2) specified corporate transactions occur or (3) the trading price of the notes falls below a certain threshold. As a result, although the convertible senior notes mature in 2012, the holders may require us to convert the notes prior to maturity. As of the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission, none of the conditions allowing holders of the notes to convert had occurred.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
SALES OF UNREGISTERED SECURITES
     The shares shown as repurchased in the table below were surrendered by Borland employees in order to meet minimum tax withholding obligations in connection with the vesting of an installment of their restricted stock awards. Below is a summary of these transactions for the three months ended March 31, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
		Average	Shares (or Units)	Approximate Dollar Value) of
	Total Number	Price Paid	Purchased as Part of	Shares (or Units) that May Yet
	of Shares (or Units)	per share	Publicly Announced	Be Purchased Under the Plans
Period	Purchased	(or Unit)	Plans or Programs	or Programs (1)
				In Thousands
Beginning dollar value available to be repurchased as of December 30, 2006				$59,332
January 1, 2007 — January 31, 2007 (2)	19,650	$5.20	—	—
February 1, 2007 — Feburary 28, 2007 (3)	5,882,456	$5.10	—	—
March 1, 2007 — March 31, 2007 (4)	57,712	$4.96	—	—

Total shares repurchased	5,959,818	$5.02	—	$59,332

Ending dollar value available to be repurchased under the Discretionary Program as of March 31, 2007 (5)				$59,332

(1)	In September 2001, our Board of Directors authorized the use of up to $30.0 million to repurchase shares of our outstanding common stock under a discretionary stock repurchase program (“Discretionary Program”). In February 2004, our Board of Directors authorized an additional $30.0 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on February 4, 2004. In May 2005, our Board of Directors authorized an additional $75.0 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the SEC on May 20, 2005. No shares were repurchased through our Discretionary Program during the three months ended March 31, 2007.

(2)	Consists of shares of restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards.

(3)	Includes: (a) 256 shares of restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards; and (b) 5,882,200 shares we repurchased at an average price of $5.10 per share for the total consideration of approximately $30.0 million in connection with our offering of our Convertible Senior Notes in February 2007.

(4)	Consists of shares of restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards.

(5)	Consists of $59,332,237 available for repurchase under our Discretionary Program. The restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of installments of their restricted stock awards were not repurchased under the Discretionary Program and nor was the repurchase in connection with our offering of Convertible Senior Notes.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
                (a) Exhibits
Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith
3.1	Restated Certificate of Incorporation of Borland Software Corporation.	10-Q	08/09/05	3.1

3.2	Amended and Restated Bylaws of Borland Software Corporation.	10-Q	08/09/05	3.2

4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/01	1

4.2	Specimen Stock Certificate of Borland Software Corporation.	10-Q	05/13/02	4.1

31.1	Certification of Tod Nielsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

31.2	Certification of Erik E. Prusch, Principal Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

32.1	Certification of Tod Nielsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. +				X

32.2	Certification of Erik E. Prusch, Principal Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. +				X

+	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Borland Software Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
     A copy of any exhibit will be furnished (at a reasonable cost) to any stockholder of Borland upon receipt of a written request. Such request should be sent to Borland Software Corporation, 20450 Stevens Creek Boulevard, Suite 800, Cupertino, California 95014, Attention: Investor Relations.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of May 2007.

BORLAND SOFTWARE CORPORATION (Registrant)

/s/ ERIK E. PRUSCH

Erik E. Prusch
Principal Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith
3.1	Restated Certificate of Incorporation of Borland Software Corporation.	10-Q	08/09/05	3.1

3.2	Amended and Restated Bylaws of Borland Software Corporation.	10-Q	08/09/05	3.2

4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between	8-A	10/31/01	1
	Borland Software Corporation and Mellon Investor Services, L.L.C.

4.2	Specimen Stock Certificate of Borland Software Corporation.	10-Q	05/13/02	4.1

31.1	Certification of Tod Nielsen, Chief Executive Officer of Borland				X
	Software Corporation, pursuant to Rule 13a-14(a).

31.2	Certification of Erik E. Prusch, Principal Financial Officer of				X
	Borland Software Corporation, pursuant to Rule 13a-14(a).

32.1	Certification of Tod Nielsen, Chief Executive Officer of Borland				X
	Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C.
	Section 1350. +

32.2	Certification of Erik E. Prusch, Principal Financial Officer of				X
	Borland Software Corporation, pursuant to Rule 13a-14(b) and 18
	U.S.C. Section 1350. +

+	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Borland Software Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.