Form 10-Q
period 2007-06-30
BORLAND SOFTWARE CORP
filed 2007-08-09
CIK 853273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________
001-10824
(Commission File Number)

Borland Software Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	94-2895440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
20450 STEVENS CREEK BOULEVARD, SUITE 500
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 31, 2007, the most recent practicable date prior to the filing of this report, was 72,802,182

BORLAND SOFTWARE CORPORATION FORM 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts, unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$204,623	$55,317
Accounts receivable, net of allowances of $5,848 and $5,413, respectively	52,214	62,154
Prepaid expenses	12,448	13,341
Other current assets	2,068	1,329

Total current assets	271,353	132,141

Property and equipment, net	9,412	11,176
Goodwill	253,359	253,356
Intangible assets, net	36,023	40,521
Other non-current assets	12,588	6,705

Total assets	$582,735	$443,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,597	$15,591
Accrued expenses	26,963	36,438
Short-term restructuring	6,122	9,582
Income taxes payable	2,097	14,925
Deferred revenue	55,863	58,930
Other current liabilities	9,688	7,264

Total current liabilities	114,330	142,730

Convertible senior notes	200,000	—
Long-term restructuring	4,906	6,231
Long-term deferred revenues	1,384	1,610
Other long-term liabilities	24,185	7,848

Total liabilities	344,805	158,419

Stockholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $.01 par value; 200,000,000 shares authorized;
72,790,644 and 78,704,764 shares issued and outstanding, respectively	728	787
Additional paid-in capital	663,231	659,932
Accumulated deficit	(294,271)	(273,892)
Cumulative other comprehensive income	8,651	9,121

	378,339	395,948
Less common stock in treasury at cost, 21,158,099 and 15,275,899 shares, respectively	(140,409)	(110,468)

Total stockholders’ equity	237,930	285,480

Total liabilities and stockholders’ equity	$582,735	$443,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
License and other revenues	$30,439	$41,428	$67,601	$80,823
Service revenues	32,961	35,522	66,765	65,699

Total revenues	63,400	76,950	134,366	146,522

Cost of license and other revenues	1,364	1,666	3,070	3,897
Cost of service revenues	10,333	14,536	21,570	27,577
Amortization of acquired intangibles and other charges	2,119	2,208	4,238	2,733

Cost of revenues	13,816	18,410	28,878	34,207

Gross profit	49,584	58,540	105,488	112,315

Selling, general and administrative	44,597	50,406	92,428	96,610
Research and development	13,718	18,300	29,642	33,705
Restructuring , amortization of other intangibles, acquisition-related expenses and other charges	2,213	9,246	3,087	10,296

Total operating expenses	60,528	77,952	125,157	140,611

Operating loss	(10,944)	(19,412)	(19,669)	(28,296)

Interest and other income, net	811	312	1,338	1,654

Loss before income taxes	(10,133)	(19,100)	(18,331)	(26,642)

Income tax provision (benefit)	1,116	(51)	2,136	1,346

Net loss	$(11,249)	$(19,049)	$(20,467)	$(27,988)

Net loss per share:
Net loss per share — basic and diluted	$(0.16)	$(0.25)	$(0.28)	$(0.36)

Shares used in computing basic and diluted net loss per share	72,201	76,876	73,298	76,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(11,249)	$(19,049)	$(20,467)	$(27,988)
Other comprehensive income (loss):
Foreign currency translation adjustments	116	1,508	(470)	1,277
Fair market value adjustment for available-for-sale securities, net of tax	—	35	—	72

Comprehensive loss	$(11,133)	$(17,506)	$(20,937)	$(26,639)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,467)	$(27,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,574	5,213
Stock-based compensation	2,850	5,922
Provision for accounts receivable allowances	889	(2,221)
Acquired in-process research & development charge	—	4,800
Acquired developed technology impairment charge	—	497
Loss on sale of subsidiary	226	—
Write-off of fixed assets	445	—
Changes in assets and liabilities, net of acquisitions:

Accounts receivable	8,860	6,685
Prepaid expenses and other assets	(6,378)	4,293
Accounts payable and accrued expenses	(11,761)	232
Income taxes payable	845	(1,180)
Short-term restructuring	(3,459)	1,027
Deferred revenues	(3,581)	(1,502)
Long-term restructuring	(1,325)	(1,622)
Other liabilities	10,385	(1,722)

Cash used in operating activities	(13,897)	(7,566)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,836)	(2,518)
Acquisition of Segue Software, net of cash acquired	—	(102,457)
Proceeds from sale of subsidiary	178	—
Acquisition of developed technology	—	(497)
Sales and maturities of short-term investments	—	125,608

Cash provided by (used in ) investing activities	(2,658)	20,136

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible senior notes, net	194,230	—
Proceeds from issuance of stock options, net	965	2,014
Repurchase of common stock	(29,941)	—

Cash provided by financing activities	165,254	2,014

Effect of exchange rate changes on cash	607	1,292
Net change in cash and cash equivalents	149,306	15,876
Beginning cash and cash equivalents	55,317	49,075

Ending cash and cash equivalents	$204,623	$64,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 1. BASIS OF PRESENTATION
     The accompanying Borland Software Corporation (“Borland”) condensed consolidated financial statements at June 30, 2007 and December 31, 2006, and for the three and six months ended June 30, 2007 and 2006, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of Borland’s financial position at June 30, 2007 and December 31, 2006, its results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the three and six months ended June 30, 2007 and 2006.
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
Stock-Based Compensation Expenses
     The total stock-based compensation expense associated with Borland stock-based employee compensation plans under SFAS 123R for the three and six months ended June 30, 2007 and 2006, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	In Thousands		In Thousands
Cost of sales	$44	$128	$87	$249
Research and development	346	626	686	1,101
Selling, general and administrative	1,231	2,318	2,077	4,572

Stock-based compensation expense	$1,621	$3,072	$2,850	$5,922

Stock Options
     Option activity during the six months ended June 30, 2007, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Options	Price	Term (Years)	(thousands)
Outstanding at December 31, 2006	14,840	$8.04
Granted	2,497	$5.85
Exercised	(192)	$5.34
Forfeited/expired	(3,668)	$8.78

Outstanding at June 30, 2007	13,477	$7.47	6.98	$2,911

Vested and expected to vest at June 30, 2007	11,104	$7.84	6.50	$2,204

Exercisable at June 30, 2007	7,028	$9.07	4.91	$986

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Borland’s closing stock price on the last trading day of the second quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options on such date) that option holders would have received had all option holders exercised their options on June 30, 2007. This amount has changed based on the fluctuation in the fair market value of Borland’s stock. The total intrinsic value of options exercised for the three and six months ended June 30, 2007 and June 30, 2006, was $0.1 million and $0.1 million, respectively.
     Information regarding the stock options outstanding at June 30, 2007, is summarized below:

	Options Outstanding
		Weighted-
	Number	Average	Weighted-
	Outstanding at	Remaining	Average	Aggregate
	June 30,	Contractual	Exercise	Intrinsic Value
	2007	Life	Price	(thousands)
$3.50 - $5.44	2,730	8.82	$5.22
$5.45 - $5.84	2,863	5.22	$5.62
$5.85 - $6.42	4,179	9.04	$6.14
$6.50 - $12.70	2,701	5.01	$8.96
$12.72 - $714.22	1,004	3.65	$20.39

Outstanding at June 30, 2007	13,477	6.98	$7.47	$2,911

Vested and expected to vest at June 30, 2007	11,104	6.50	$7.84	$2,204

     The weighted-average remaining contractual life for all exercisable stock options at June 30, 2007 was 4.91 years. As of June 30, 2007, the aggregate intrinsic value of the options outstanding was $2.9 million and the aggregate intrinsic value of the options outstanding and exercisable was $1.0 million.
     As of June 30, 2007, Borland expects to recognize $11.2 million of total unrecognized compensation cost related to stock options over a weighted-average period of 2.94 years.
     Borland estimated the fair value of share-based payment awards using the Black-Scholes option pricing model. The weighted-average assumptions and weighted-average fair values for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected life	4.87 years	4.65 years	4.87 years	4.65 years
Risk-free interest rate	4.92%	4.20%	4.85%	4.20%
Volatility	42.1%	53.0%	41.9%	53.0%
Dividend yield	0%	0%	0%	0%
Restricted Stock
     Unvested restricted stock awards as of December 31, 2006, and changes during the six months ended June 30, 2007, were as follows:

	Unvested	Weighted
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair
	(In Thousands)	Value
Balance at December 31, 2006	850	$5.94
Vested	(246)	$6.09
Forfeited	(120)	$5.73

Balance at June 30, 2007	484	$5.93

     As of June 30, 2007, there was $1.6 million in unrecognized stock-based compensation expense related to unvested restricted stock awards. Borland expects to recognize that cost over a weighted-average period of 1.38 years.
Employee Stock Purchase Plan
     In December 2006, we temporarily suspended our ESPP program starting with the offering period scheduled to commence December 1, 2006, pending our completion of a Registration Statement on Form S-8 for an increase to the share reserve under our 1999 Employee Stock Purchase Plan. Following the approval of our stockholders for the share increase at our 2007 Annual Stockholders’ Meeting on May 29, 2007, we filed a Registration Statement on Form S-8 and started an offering period on July 1, 2007, which will end on November 30, 2007. Thereafter, we plan to commence six month offering periods under our ESPP on December 1 and June 1 of each year.
NOTE 3. NET INCOME (LOSS) PER SHARE
     We compute net income (loss) per share in accordance with SFAS 128, “Earnings per Share.” Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares, which consist of incremental shares issuable upon exercise of stock options and unvested restricted stock, are included in diluted net income per share in periods in which net income is reported, to the extent such shares are dilutive. Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2007 and 2006, due to our net losses in those periods.
     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(11,249)	$(19,049)	$(20,467)	$(27,988)
Denominator:
Weighted-average shares outstanding, excluding unvested restricted stock	72,201	76,876	73,298	76,746
Effect of dilutive securities:
Employee stock options	—	—	—	—
Other	—	—	—	—

Denominator for diluted net loss per share — weighted-average shares and assumed conversions	72,201	76,876	73,298	76,746

Net loss per share attributable to common stockholders:
Net loss per share — basic and diluted	$(0.16)	$(0.25)	$(0.28)	$(0.36)

     The diluted net loss per share calculation for the three months ended June 30, 2007 and 2006 excludes options to purchase 12.7 million and 15.9 million shares of common stock, respectively, and 512,000 and 360,000 unvested restricted common shares, respectively, due to our net loss in those periods. The diluted net loss per share calculation for the six months ended June 30, 2007 and 2006, excludes options to purchase 13.4 million and 16 million shares of common stock, respectively, and 601,000 and 369,000 unvested restricted common shares, respectively, due to our net loss in those periods. In addition, the dilutive net loss per share calculation for the three and six months ended June 30, 2007, excluded the dilutive impact of 31.4 million shares and 23.4 million shares, respectively, issuable upon conversion of our 2.75% Convertible Senior Notes due February 15, 2012, calculated using the “if converted method”, due to our net loss in those periods. See Note 4 for information on our Convertible Senior Notes.
NOTE 4. SENIOR NOTES OFFERING
General
     In February 2007, we issued 2.75% Convertible Senior Notes due February 15, 2012, for an aggregate principal amount of $200 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A under the Securities Act of 1933. The Convertible Senior Notes bear interest at 2.75% per annum. Interest is payable semiannually in arrears on February 15 and August 15, of each year, beginning August 15, 2007. We received proceeds of approximately $193.9 million after we deducted fees of the initial purchaser and our offering expenses for the aggregate amount of approximately $6.1 million. Our fees relating to the offering are being amortized in other operating expense over the term of the Convertible Senior Notes and interest expense related to the offering is being accrued in other income and expense over the term of the Convertible Senior Notes. We used approximately $30 million of the net proceeds from the sale of the Convertible Senior Notes to repurchase approximately 5.9 million shares of our common stock.
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
     Based on SFAS No. 128, “Earnings per Share” and EITF No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share,” the dilutive effect of the common shares issuable upon conversion of the Convertible Senior Notes would normally be reflected in the diluted earnings per share calculation. However, due to the net share settlement feature, the Convertible Senior Notes do not qualify as an Instrument C under EITF No. 90-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Therefore, we use the “if-converted” method for calculating diluted earnings per share. Using the “if-converted” method, the shares issuable upon conversion of the Convertible Senior Notes was anti-dilutive for the three and six months ending June 30, 2007. Accordingly, the impact has been excluded from the computation of diluted earnings per share.
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
NOTE 5. ACQUISITIONS
Segue Software, Inc.
     On April 19, 2006, we completed the acquisition of Segue Software, Inc., or Segue, pursuant to an Agreement and Plan of Merger, dated as of February 7, 2006, or the Merger Agreement. Segue is now a wholly-owned subsidiary of Borland. Segue was a Massachusetts-based provider of quality and testing solutions. Under the terms of the Merger Agreement, we paid $8.67 per share in cash for all outstanding shares of Segue. The purchase price was approximately $115.9 million and consisted of fixed consideration of $105.4 million in cash used to purchase all of Segue’s outstanding common shares, $8.1 million in cash paid to eligible Segue employees who held vested common stock options on the closing date of the acquisition and $2.5 million of direct acquisition-related costs. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition, including identifiable intangible assets, with the remaining amount being classified as goodwill. Additionally, we expect to pay contingent consideration through 2009 of up to a maximum of $1.3 million, of which a total of $0.6 million has been paid, including $0.2 million paid in the six months ended June 30, 2007, to eligible former Segue employees who held unvested common stock options on the closing date of the acquisition and were retained as Borland employees. The contingent consideration is based upon continued employment with Borland and paid in accordance with the vesting schedules of the original Segue common stock options. This contingent consideration is recognized as compensation expense in the periods when it is earned and paid. Cash acquired in the acquisition was $13.5 million. The results of operations for Segue have been included in our consolidated financial statements from the date of acquisition. The acquisition was accounted for as a purchase and the total purchase price was recorded as follows (in thousands):

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
     Of the purchase price, $4.8 million represented acquired in-process research and development, or IPR&D, which had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to operating expense upon completion of the acquisition. Independent third-party sources assisted us in calculating the value of the intangible assets, including the IPR&D. The value of the IPR&D was calculated using the income approach by estimating the expected cash flows from the projects once commercially viable and discounting the net cash flows back to their present value. The discount rates used in the valuation of IPR&D were 18% to 20% and factored in the costs expected to complete each project.
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

     Additionally, subsequent to the completion of the acquisition, options to purchase approximately 843,000 shares of common stock pursuant to our 2003 Supplemental Stock Option Plan were issued to Segue employees who became our employees. These options provided for vesting over a four year period.
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

	Three Months Ended	Six Months Ended
	June 30, 2006
Total revenues	$78,377	$156,713

Net loss	$(25,431)	$(38,899)

Net loss per share:
Net loss per share — basic and diluted	$(0.33)	$(0.51)

NOTE 6. GOODWILL AND INTANGIBLE ASSETS
     Changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance as of December 31, 2006	$253,356
Purchase accounting adjustments — Segue	(171)
Effect of exchange rates	174

Balance as of June 30, 2007	$253,359

     The initial purchase price allocation for the Segue acquisition resulted in $65.5 million of goodwill. In March 2007, we adjusted the goodwill for the Segue acquisition for amounts related to purchase consideration adjustments primarily for accounts receivable, deferred revenue and customer deposits based on post-closing reviews.

     The following tables summarize our intangible assets, net at June 30, 2007 (in thousands):

	June 30, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Acquired technology	$46,330	$(27,457)	$18,873
Maintenance agreements	11,300	(1,929)	9,371
Trade names and trademarks	1,100	(357)	743
Customer relationship	9,075	(2,051)	7,024
Other	400	(388)	12

	$68,205	$(32,182)	$36,023

	December 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Acquired technology	$46,330	$(24,701)	$21,629
Maintenance agreements	11,300	(1,121)	10,179
Trade names and trademarks	1,100	(215)	885
Customer relationship	9,075	(1,376)	7,699
Other	400	(271)	129

	$68,205	$(27,684)	$40,521

     The intangible assets are all amortizable and have original estimated useful lives as follows: acquired developed technology—3 to 6 years; maintenance agreements—7 years; trade names and trademarks—4 years; customer relationships—7 years; other—1 to 3 years. Based on the current amount of intangibles subject to amortization, the estimated future amortization expense related to our intangible assets at June 30, 2007, is as follows (in thousands):

Future
Amortization
2007 (6 months)	$4,361
2008	8,469
2009	7,967
2010	6,467
2011	5,272
Thereafter	3,487

Total	$36,023

NOTE 7. RESTRUCTURING
     We account for our restructuring activities in accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS 112, “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statement No. 5 and 43,” and SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” as applicable.
Summary of Restructuring Activity for the First and Second Quarters of 2007.
     The following table summarizes our restructuring activity relating to our FY 2007 and FY 2006 restructurings for the first and second quarters of 2007 (in thousands):

	FY 2007 Restructuring		FY 2006 Restructuring
	Severance		Severance
	and Benefits	Other	and Benefits	Facilities	Other	Total
Accrual at December 31, 2006	$—	$—	$4,178	$11,551	$84	$15,813
Cash paid	—	—	(2,666)	(1,451)	(79)	(4,196)

Accrual at March 31, 2007	$—	$—	$1,512	$10,100	$5	$11,617

Additional accruals	1,357	62	—	—	—	1,419
Cash paid	(156)	—	(373)	(1,348)	(5)	(1,882)
Reversal of previous restructuring	—	—	(103)	—	—	(103)
Fixed asset disposal	—	(23)	—	—	—	(23)

Accrual at June 30, 2007	$1,201	$39	$1,036	$8,752	$—	$11,028

     Of the $11.0 million in our restructuring accrual at June 30, 2007, $6.1 million was in our short-term accrual and $4.9 million was in our long-term accrual. Our $4.9 million long-term restructuring accrual is related to the lease obligation for excess capacity at our Scotts Valley, California facility.
FY 2007 Restructuring
     In the second quarter of 2007, we announced we would relocate our corporate headquarters from Cupertino, California to Austin, Texas. The relocation involves restructuring actions with respect to personnel and the consolidation of facilities. We expect approximately 70 employees, or approximately six percent of our full-time staff, will be affected. In connection with the 2007 restructuring plan, we recognized costs at June 30, 2007, related to termination benefits for employee positions eliminated as a result of the relocation.
     During the three months ended June 30, 2007, we accrued $1.4 million and paid $0.2 million for severance, benefits and other costs.
FY 2006 Restructuring
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
     During the three and six months ended June 30, 2007, we paid $1.3 million and $2.8 million, respectively, related to restructured facility operating leases and $0.4 million and $3.1 million, respectively, related accrued severance, benefits and other. During the three months ended June 30, 2007, we reversed $0.1 million in previously accrued severance and benefit costs.
     The restructuring charges relating to operating leases have been recorded, net of assumed sublease income and present value factors. Substantially all of these restructuring costs have or will require the outlay of cash, although the timing of lease payments relating to leased facilities over the next five years will be unchanged by the restructuring.
NOTE 8. INCOME TAXES
     For the three months ended June 30, 2007 and 2006, we recorded income tax expense of $1.1 million and a tax benefit of $0.1 million, respectively. For the six months ended June 30, 2007 and 2006, we recorded income tax expense of $2.1 million and $1.3 million, respectively. Our non-U.S. income tax provision is based on our estimated annualized foreign effective tax rate plus foreign income withholding taxes actually incurred. Our U.S. tax is based on our actual results for the quarter.
     The effective tax rates for the quarters ended June 30, 2007 and 2006, differ from applying the U.S. federal statutory tax rate to our pre-tax loss principally because we do not fully benefit from the operating losses incurred in the United States, and the tax effect of non-deductible amortization due to acquisition accounting, together with the fact that we incur withholding and income taxes in a number of foreign jurisdictions. Additionally, we recorded a benefit of $0.9 million for the closure of a foreign income tax audit in the quarter ended June 30, 2006. We also provide U.S. taxes on the un-remitted earnings of our foreign subsidiaries.
     We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” we recorded a $1.9 million increase in the liability for unrecognized tax benefits, a decrease in cumulative translation adjustments of $0.7 million for the foreign currency impact of foreign unrecognized tax benefits, a $1.3 million increase to deferred tax assets and a $0.1 million increase to the beginning balance of retained earnings in our balance sheet. Upon adoption, we had $58.3 million of unrecognized tax benefits of which $15 million, when recognized, will impact the effective tax rate. In accordance with FIN 48, we reclassified $15 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other long-term liabilities in our balance sheet. There have been no significant changes in these amounts in the quarter ended June 30, 2007.
     Included in the balance of unrecognized tax benefits at June 30, 2007, is between $2.5 to $2.8 million related to tax positions and interest for which it is reasonably possible that audits will be closed or the statute of limitations will expire in various foreign jurisdictions within the next twelve months.
     We record interest and penalties related to unrecognized tax benefits in income tax expense. At June 30, 2007, we had approximately $3.1 million accrued for estimated interest and $307,000 for estimated penalties related to uncertain tax positions. Estimated interest totaled approximately $251,000 for the quarter ended June 30, 2007.
     We and our subsidiaries are subject to taxation in various foreign and state jurisdictions as well as the U.S. Our U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before 2002. With a few exceptions, the tax years 2001-2006 remain open to examination by tax authorities in the major foreign jurisdictions in which we operate. We are currently in the process of concluding an examination in Australia for transfer pricing, covering the tax years 1994-2003 and an examination in Germany for tax years 2002-2005. The final outcome of these examinations is not yet known; however, management does not anticipate any adjustments which would result in material changes to our results of operations, financial condition or liquidity.
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
Repurchase Following Senior Notes Offering
     In connection with our offering of our Convertible Senior Notes in February 2007, our Board of Directors authorized the repurchase of 5,882,200 shares at an average price of $5.10 per share for a total consideration of approximately $30 million.
     There were no stock repurchases during the three months ending June 30, 2007, other than repurchases of shares of restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of installments of their restricted stock awards.
NOTE 10. COMMITMENTS AND CONTINGENCIES
     Indemnification Obligations and Guarantees
     The following is a summary of our agreements we have determined are within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” some of which are specifically grandfathered in because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2007, except as noted below.

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
     As part of the Starbase, TogetherSoft and Segue acquisitions, we entered into agreements whereby we indemnify the officers and directors of the acquired companies for certain events or occurrences while such officers or directors served in such capacity. The term of the indemnification period in the Starbase and TogetherSoft acquisitions is for the officers’ or directors’ lifetime, and in the Segue acquisition the term is for six years. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have purchased directors’ and officers’ insurance policies for Starbase and TogetherSoft, if applicable, through 2009, and for Segue through 2012, which in certain circumstances enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.
     We sell software licenses and services to our customers via contractual arrangements. As part of those contractual arrangements, we generally provide a warranty for our software products and services to our customers. Our products are generally warranted to perform substantially as described in the associated product documentation. Our services are generally warranted to be performed in a professional manner. We have not incurred significant expense under our product or services warranties. As a result, we believe the estimated fair value of these agreements is minimal.
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
     Leases
     We lease certain of our office and operating facilities and certain furniture and equipment under various operating leases. In December 2003, we recorded a capital lease obligation of $0.8 million for fixtures and equipment and our minimum future lease payments will be approximately $0.2 million per year through 2008. As of June 30, 2007, we had a total obligation of $0.2 million remaining. Additionally, we acquired a capital lease in connection with our acquisition of Segue for leasehold improvements on a facility in Austria. At June 30, 2007, the obligation amounted to $0.1 million which is payable through 2011.
     Our operating leases expire at various times through 2021. Future minimum lease and sublease payments under non-cancelable leases and subleases and future minimum lease and sublease income under non-cancelable leases and subleases including our Cupertino, CA, sublease executed on August 1, 2007, were as follows (in thousands):

In Thousands

	Remainder
	of 2007	2008	2009	2010	2011	Thereafter	Total
Operating Leases	$5,867	$9,226	$8,223	$5,419	$3,923	$14,611	$47,269
Restructured Operating Leases	3,274	5,534	5,469	3,407	2,779	4,845	25,308
Capital Lease	242	41	43	41	—	—	367

Gross Commitments	9,383	14,801	13,735	8,867	6,702	19,456	72,944
Sublease Income	(1,086)	(3,072)	(2,951)	(2,829)	(2,819)	(4,909)	(17,666)

Net Commitments	$8,297	$11,729	$10,784	$6,038	$3,883	$14,547	$55,278

     Rent expense, net, for all operating leases was $2.7 million and $5.2 million for the three and six months ended June 30, 2007, respectively, and was $3.4 million and $6.1 million for the three and six months ended June 30, 2006, respectively.
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
Service Commitments
     We have outsourced portions of our information technology operations. The committed expenditures average $5.2 million per year from November 2004 through November 2014. We can terminate this contract with or without cause upon payment of a termination fee, the maximum amount of which is $1.3 million at June 30, 2007 and declines to $0.5 million in 2014, the final year of the contract. These amounts are not included in the operating lease commitments table above.
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
     Description of Segments

     Effective January 1, 2007, consistent with how we manage our business, we changed from reporting one segment to reporting two segments: Enterprise and CodeGear. A summary of the types of products and services provided by the Enterprise and CodeGear segments is provided below.
     Enterprise. Our Enterprise segment focuses on Open Application Lifecycle Management solutions, or ALM, which includes a combination of software products as well as consulting and education services to help our customers better manage their software development projects. Our ALM portfolio includes products and services for project and portfolio management, requirements definition and management, lifecycle quality management, software configuration and change management and modeling. The Enterprise segment also includes our Deployment Product Group, or DPG, products.
     CodeGear. Our CodeGear segment focuses on our Integrated Development Environment, or IDE products. CodeGear was formerly Borland’s Developer Tools Group. It is focused on software development tools, including JBuilder, Delphi, Delphi for Win32, Delphi for PHP, C++Builder, C#Builder, Turbo™ and InterBase. CodeGear also offers worldwide developer support and education services.
     Segment Data
     We derive the results of the business segments directly from our internal management reporting system. The accounting policies we use to derive business segment results are substantially the same as those the consolidated company uses. Management, under the direction of the CODM, measures the performance of each business segment based on several metrics, including earnings from operations. Additionally, management, under the direction of the CODM, uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. We do not allocate costs to CodeGear that are not directly attributable to CodeGear. We have no intersegment revenue. Discrete operating financial information for the new segments has not been prepared for periods prior to January 1, 2007, as we have concluded it is not practicable for us to prepare such information.
     Selected operating results information for each business segment was as follows (in thousands):

Three Months Ended June 30, 2007	Enterprise	CodeGear	Total

License and other revenues	$21,308	$9,131	$30,439
Service revenues	28,515	4,446	32,961

Total revenues	$49,823	$13,577	$63,400

Operating income (loss )	$(12,220)	$1,276	$(10,944)

Six Months Ended June 30, 2007	Enterprise	CodeGear	Total

License and other revenues	$48,730	$18,871	$67,601
Service revenues	58,021	8,744	66,765

Total revenues	$106,751	$27,615	$134,366

Operating income (loss )	$(22,824)	$3,155	$(19,669)

As of June 30, 2007, we have allocated goodwill and other long-lived assets to our reportable segments as follows (in thousands):

			Total
	Enterprise	CodeGear	Consolidated
Long-lived assets:
Goodwill	$186,019	$67,340	$253,359
Other non-current assets	57,603	420	58,023

Non-current assets	243,622	67,760	311,382

Total assets	$477,692	$105,043	$582,735

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	In Thousands		In Thousands
Total revenues from unaffiliated customers:
Americas	$33,628	$40,811	$73,182	$74,245
EMEA	20,140	26,124	43,600	52,338
Asia Pacific	9,632	10,015	17,584	19,939

Total revenues	63,400	76,950	134,366	146,522

License and other revenues	$30,439	$41,428	$67,601	$80,823
Technical support	25,663	25,957	51,519	47,385
Consulting and education services	7,298	9,565	15,246	18,314

Total revenues	63,400	76,950	134,366	146,522

Inter-company revenue U.S.	$(4,205)	$1,307	$(7,386)	$1,507
Elimination of inter-company-revenues	4,205	(1,307)	7,386	(1,507)

Reported inter-company revenues	$—	$—	$—	$—

Operating income (loss):
Americas	$(16,823)	$(28,982)	$(30,480)	$(50,032)
EMEA	2,993	7,833	6,818	18,268
Asia Pacific	2,886	1,737	3,993	3,468

Operating loss	(10,944)	(19,412)	(19,669)	(28,296)

Interest and other income, net	811	312	1,338	1,654

Loss before income taxes	$(10,133)	$(19,100)	$(18,331)	$(26,642)

	June 30, 2007	December 31, 2006
	In Thousands
Long-lived assets:
Americas	$15,829	$11,143
EMEA	2,970	2,549
Asia Pacific	1,839	4,190

Long-lived assets:	20,638	17,882
Other non-current assets	290,744	293,876

Non-current assets	311,382	311,758

Identifiable assets:
Americas	$329,885	$339,424
EMEA	36,690	38,308
Asia Pacific	11,537	10,850

Identifiable assets:	378,112	388,582
General corporate assets (cash, cash equivalents and short-term investments)	204,623	55,317

Total assets	$582,735	$443,899

     NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and is required to be adopted by the Company in the first quarter of fiscal 2008. We are currently in the process of evaluating the impact of SFAS 159 on our financial position and results of operations.
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
Overview
     Effective January 1, 2007, consistent with how we manage our business, we changed from reporting a single segment to reporting two segments: Enterprise and CodeGear.
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

     Our Enterprise segment also includes our Deployment Products Group, or DPG, which includes our VisiBroker and AppServer products. Our deployment products are application middleware for high-performance, low-latency, transaction-intensive applications.
     CodeGear. Our CodeGear segment focuses on developing tools for individual developers and currently offers a number of Integrated Developer Environment, or IDE, products for Java, .NET, Windows and Linux development. IDE products include Delphi, Delphi for PHP, C++Builder, C#Builder and JBuilder. CodeGear also provides worldwide developer support and education services.
     Summary of key financial results
     The following is a summary of our key financial results for the three and six months ended June 30, 2007:
•	Total revenues decreased 18% to $63.4 million for the three months ended June 30, 2007, from $77 million for the three months ended June 30, 2006 and decreased 8% to $134.4 million for the six months ended June 30, 2007, from $146.5 million for the six months ended June 30, 2006.

•	License and other revenues decreased 27% to $30.4 million for the three months ended June 30, 2007, from $41.4 million for the three months ended June 30, 2006 and decreased 16% to $67.6 million for the six months ended June 30, 2007, from $80.8 million for the six months ended June 30, 2006.

•	Service revenues decreased 7% to $33 million for the three months ended June 30, 2007, from $35.5 million for the three months ended June 30, 2006 and increased 2% to $66.8 million for the six months ended June 30, 2007, from 65.7 million for the six months ended June 30, 2006.

•	Gross profit as a percentage of revenue increased to 78% for the three months ended June 30, 2007, compared to 76% in the three months ended June 30, 2006 and increased to 79% for the six months ended June 30, 2007, from 77% for the six months ended June 30, 2006.

•	Operating expenses decreased 22% to $60.5 million for the three months ended June 30, 2007, from $78 million for the three months ended June 30, 2006 and decreased 11% to $125.2 million for the six months ended June 30, 2007, from $140.6 million for the six months ended June 30, 2006.

•	Net loss was $11.2 million for the three months ended June 30, 2007, compared to net loss of $19 million for the three months ended June 30, 2006 and was $20.5 million for the six months ended June 30, 2007, compared to $28 million for the six months ended June 30, 2006.

•	Cash, cash equivalents and short-term investments increased $149.3 million to $204.6 million as of June 30, 2007, from $55.3 million as of December 31, 2006.
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
     Results of Operations
     The following table presents our Condensed Consolidated Statements of Operations data and the related percentage of total revenues (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007	% of Rev	2006	% of Rev	2007	% of Rev	2006	% of Rev
License and other revenues	$30,439	48%	$41,428	54%	$67,601	50%	$80,823	55%
Service revenues	32,961	52%	35,522	46%	66,765	50%	65,699	45%

Total revenues	63,400	100%	76,950	100%	134,366	100%	146,522	100%

Cost of license and other revenues	1,364	2%	1,666	2%	3,070	2%	3,897	3%
Cost of service revenues	10,333	16%	14,536	19%	21,570	16%	27,577	19%
Amortization of acquired intangibles and other charges	2,119	3%	2,208	3%	4,238	3%	2,733	2%

Total cost of revenues	13,816	22%	18,410	24%	28,878	21%	34,207	23%

Gross profit	49,584	78%	58,540	76%	105,488	79%	112,315	77%
Operating expenses:
Selling, general and administrative	44,597	70%	50,406	66%	92,428	69%	96,610	66%
Research and development	13,718	22%	18,300	24%	29,642	22%	33,705	23%
Restructuring, amortization of other intangibles and acquisition related expenses and other charges	2,213	3%	9,246	12%	3,087	2%	10,296	7%

Total operating expenses	60,528	95%	77,952	101%	125,157	93%	140,611	96%

Operating loss	(10,944)	(17%)	(19,412)	(25%)	(19,669)	(15%)	(28,296)	(19%)

Interest and other income, net	811	1%	312	0%	1,338	1%	1,654	1%

Loss before income taxes	(10,133)	(16%)	(19,100)	(25%)	(18,331)	(14%)	(26,642)	(18%)
Income tax provision (benefit)	1,116	2%	(51)	(0%)	2,136	2%	1,346	1%

Net loss	$(11,249)	(18%)	$(19,049)	(25%)	$(20,467)	(15%)	$(27,988)	(19%)

     The following table presents our total revenues and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended						Six Months Ended
	June 30,						June 30,
	2007		2006		Change		2007		2006		Change
	Amount	% of Total	Amount	% of Total	$	%	Amount	% of Total	Amount	% of Total	$	%
License and other revenues	$30,439	48%	$41,428	54%	$(10,989)	(27%)	$67,601	50%	$80,823	55%	$(13,222)	(16%)
Service revenues	32,961	52%	35,522	46%	(2,561)	(7%)	66,765	50%	65,699	45%	1,066	2%

Total revenues	$63,400	100%	$76,950	100%	$(13,550)	(18%)	$134,366	100%	$146,522	100%	$(12,156)	(8%)

     We derive revenues from the license of our software and the sale of related services. No single customer represented more than 10% of our total revenues in the quarter ended June 30, 2007.
     Revenues by Product
     We have three major product categories: Application Lifecycle Management (“ALM”), which includes our Tempo, Caliber, Together, Silk and Gauntlet products; Deployment Product Group (“DPG”), which includes our VisiBroker and AppServer products; and Integrated Development Environment (“IDE”), which includes our JBuilder, Delphi, Delphi for PHP, C++Builder, C# Builder, Turbo and Interbase products.

     The following table presents our revenues by product (in thousands):

	Three Months Ended				Three Months Ended
	June 30, 2007				June 30, 2006
	ALM	DPG	IDE	Total	ALM	DPG	IDE	Total
License and other revenues	$15,408	$5,900	$9,131	$30,439	$20,029	$8,471	$12,928	$41,428
Service revenues	23,580	4,935	4,446	32,961	22,229	6,798	6,495	35,522

Total	$38,988	$10,835	$13,577	$63,400	$42,258	$15,269	$19,423	$76,950

	Six Months Ended				Six Months Ended
	June 30, 2007				June 30, 2006
	ALM	DPG	IDE	Total	ALM	DPG	IDE	Total
License and other revenues	$34,531	$14,199	$18,871	$67,601	$35,581	$14,666	$30,576	$80,823
Service revenues	47,796	10,225	8,744	66,765	39,574	12,849	13,276	65,699

Total	$82,327	$24,424	$27,615	$134,366	$75,155	$27,515	$43,852	$146,522

   License and Other Revenues
     License and other revenues represent amounts for license fees and royalties earned for granting customers the right to use and distribute our software products. Revenue recognition for our software licenses may be affected by numerous aspects of a contract, for the majority of our customer contracts we recognize software license revenue upon shipment of the product. License and other revenues decreased $11 million in the quarter ended June 30, 2007, as compared to the year-ago quarter. ALM license revenue decreased 23% compared to the year-ago quarter, from $20 million to $15.4 million. This decrease was the result of lower sales of our Caliber, Control Center and OptimizeIt products, partially offset by the incremental contribution of our Silk products, which we obtained through our acquisition of Segue in April 2006. DPG license revenue decreased 30% compared to the year-ago quarter, from $8.5 million to $5.9 million. The decrease was primarily driven by lower sales of VisiBroker in the U.S. and Europe. License revenue in our established IDE products decreased 29% from $12.9 million to $9.1 million, when compared to the year-ago quarter, on lower sales of our Interbase, Delphi and JBuilder products.
      License and other revenues decreased $13.2 million in the six months ended June 30, 2007, as compared to the year-ago period. ALM license revenue decreased 3% compared to the year-ago period, from $35.6 million to $34.5 million. This decrease was the result of lower sales of our Caliber, Control Center and OptimizeIt products, partially offset by improved performance in solution selling to larger enterprise-level customers and the incremental contribution of our Silk products, which we obtained through our acquisition of Segue in April 2006. DPG license revenue decreased 3% compared to the year-ago period, from $14.7 million to $14.2 million. License revenues in our established IDE products decreased 38% from $30.6 million to $18.9 million, when compared to the year-ago period. The IDE products have been historically release driven and so far this year we have not benefited from the typical increase in sales when new versions of products are released.
   Service Revenues
     Service revenues represent amounts earned for technical support, which includes call support, maintenance and upgrades and for consulting and education services for our software products. Service revenues decreased 7% compared to the year-ago quarter, from $35.5 million to $33 million in the quarter ended June 30, 2007 and increased $1.1 million to $66.8 million in the six months ended June 30, 2007, from $65.7 million in the year-ago period.
     Technical support revenues decreased 1% compared to the year-ago quarter, from $26 million to $25.7 million, and increased $4.1 million to $51.5 million in the six months ended June 30, 2007, from $47.4 million in the year-ago period. The increase during the six month period was due to the contribution of Silk products as a result of the Segue acquisition in April 2006 and support revenue growth in our Caliber, StarTeam and Together products, partially offset by decreases in both the DPG and IDE products.

     Consulting and education services revenues decreased 24% compared to the year-ago quarter, from $9.6 million to $7.3 million and decreased $3.1 million to $15.2 million in the six months ended June 30, 2007 from $18.3 million in the year-ago period. The decrease was primarily attributable to completion of a large consulting engagement and a focus on more license driven consulting projects versus pure consulting engagements.
     As of June 30, 2007, open sales orders were insignificant.
   International Revenues
     International revenues represented 56% and 54% of total revenues in the quarters ended June 30, 2007 and 2006, respectively, and represented 55% and 56% of total revenues in the six months ended June 30, 2007 and 2006, respectively.
     The following table presents our total revenues by country and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%
United States	$27,844	$35,601	$(7,757)	(22%)	$60,234	$63,743	$(3,509)	(6%)
Germany	5,446	6,650	(1,204)	(18%)	14,286	14,327	(41)	(0%)
All other countries	30,110	34,699	(4,589)	(13%)	59,846	68,452	(8,606)	(13%)

Total revenues	$63,400	$76,950	$(13,550)	(18%)	$134,366	$146,522	$(12,156)	(8%)

     No single country, other than the United States, accounted for revenues greater than 10% of total revenues in the three months ended June 30, 2007 or 2006, respectively. No single country, other than the United States and Germany, accounted for revenues greater than 10% of total revenues in the six months ended June 30, 2007 or 2006, respectively.
   Regional Revenues
     The following table presents our total revenues by region and the absolute dollar and the percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%
Americas	$33,628	$40,811	$(7,183)	(18%)	$73,182	$74,245	$(1,063)	(1%)
Europe, Middle East and Africa	20,140	26,124	(5,984)	(23%)	43,600	52,338	(8,738)	(17%)
Asia Pacific	9,632	10,015	(383)	(4%)	17,584	19,939	(2,355)	(12%)

Total revenues	$63,400	$76,950	$(13,550)	(18%)	$134,366	$146,522	$(12,156)	(8%)

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
     Americas. Revenues in our Americas region decreased 18% to $33.6 million in the three months ended June 30, 2007, from $40.8 million in the year-ago period. Of the decrease in revenues from our Americas region, license revenues decreased $5.2 million and service revenues decreased $2 million.
     Revenues in our Americas region decreased 1% to $73.2 million in the six months ended June 30, 2007, from $74.2 million in the year-ago period. Of the decrease in revenues from our Americas region, license revenues decreased $1.8 million and service revenues increased $0.8 million.

     EMEA. Revenues in our EMEA region decreased 23% to $20.1 million in the three months ended June 30, 2007, from $26.1 million in the year-ago period. Of the decrease in revenues from our EMEA region, license revenues decreased $5.5 million and service revenues decreased $0.5 million.
     Revenues in our EMEA region decreased 17% to $43.6 million in the six months ended June 30, 2007, from $52.3 million in the year-ago period. Of the decrease in revenues from our EMEA region, license revenues decreased $9.3 million and service revenues increased $0.6 million.
     APAC. Revenues in our APAC region decreased 4% to $9.6 million in the three months ended June 30, 2007, from $10 million in the year-ago period. The decrease was due primarily to the decline of IDE license revenue.
     Revenues in our APAC region decreased 12% to $17.6 million in the six months ended June 30, 2007, from $19.9 million in the year-ago period. The decrease was due primarily to the decline of IDE license revenue.
   Cost of Revenues
     The following table presents cost of revenues and the absolute dollar and percentage changes from the comparable prior year periods (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%
Cost of license and other revenues	$1,364	$1,666	$(302)	(18%)	$3,070	$3,897	$(827)	(21%)

As a percentage of license and other revenues	4%	4%			5%	5%
Cost of service revenues	$10,333	$14,536	$(4,203)	(29%)	$21,570	$27,577	$(6,007)	(22%)

As a percentage of service revenues	31%	41%			32%	42%
Amortization of acquired intangibles and other charges	$2,119	$2,208	$(89)	(4%)	$4,238	$2,733	$1,505	55%

As a percentage of total revenues	3%	3%			3%	2%
   Cost of License and Other Revenues
     Cost of license and other revenues consists primarily of variable costs including production costs, product packaging costs and royalties paid to third-party vendors. Cost of license and other revenues decreased $0.3 million compared to the year-ago quarter, from $1.7 million to $1.4 million and decreased $0.8 million to $3.1 million in the six months ended June 30, 2007, from $3.9 million in the year-ago period. The decrease was attributable to a reduction in royalties and production materials. Royalty, manufacturing and shipping costs tend to fluctuate with changes in the mix of products sold. Generally, manufacturing and shipping costs are lower for ALM, as compared to IDE and DPG, due to the greater proportion of ALM contracts that are fulfilled electronically. The level of royalty costs in future periods will be dependent upon our ability to obtain favorable licensing terms for our products that include third-party technology and the extent to which we include such third-party technology in our product offerings.
   Cost of Service Revenues
     Cost of service revenues consists primarily of employee salaries and benefits, third-party contractor costs and related expenses incurred in providing technical support and consulting and education services. Cost of service revenues decreased $4.2 million compared to the year-ago quarter, from $14.5 million to $10.3 million and decreased $6 million to $21.6 million in the six months ended June 30, 2007, from $27.6 million in the year-ago period. The overall decrease in cost of services as a percentage of service revenues was attributable to the replacement of non-billable headcount by billable headcount, improved resource utilization, lower negotiated rates with third-party contractors and effective cost management through consolidation of worldwide call centers from nine to three.
   Amortization of Acquired Intangibles and Other Charges

     Amortization of acquired intangibles and other charges consists of the amortization of acquired developed technology, maintenance agreements and customer relationships. Amortization of acquired intangibles decreased $0.1 million compared to the year-ago quarter, from $2.2 million to $2.1 million and increased $1.5 million to $4.2 million in the six months ended June 30, 2007, from $2.7 million in the year-ago period. The increase in amortization was attributable to the acquisition of Segue.
Operating Expenses
Selling, General and Administrative Expenses
     The following table presents our selling, general and administrative expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%
Selling, general and administrative expenses	$44,597	$50,406	$(5,809)	(12%)	$92,428	$96,610	$(4,182)	(4%)
As a percentage of total revenues	70%	66%			69%	66%
     Selling, general and administrative expenses primarily consists of employee salaries and benefits, sales commissions, marketing programs, professional fees, and facilities and equipment costs. Selling, general and administrative expenses decreased $5.8 million compared to the year-ago quarter, from $50.4 million to $44.6 million. The decrease was primarily due to decreased employee compensation, severance, outside services and legal expenses. These decreases were partially offset by an increase in depreciation expense.
     Selling, general and administrative expenses decreased $4.2 million to $92.4 million in the six month ended June 30, 2007, from $96.6 million in the year-ago period. The decrease was primarily due to decreased employee compensation, severance and facilities expenses. These decreases were partially offset by increases in depreciation expense, bad debt expense and outside services.
Research and Development Expenses
     The following table presents our research and development expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%
Research and development expenses	$13,718	$18,300	$(4,582)	(25%)	$29,642	$33,705	$(4,063)	(12%)
As a percentage of total revenues	22%	24%			22%	23%
     Research and development expenses primarily consist of employee salaries, benefits, and related costs of our engineering staff, external personnel costs, and facilities and equipment costs. Research and development expenses decreased $4.6 million compared to the year-ago quarter, from $18.3 million to $13.7 million. The decrease is due to personnel, severance and facilities expense reductions resulting from the worldwide R&D restructuring and consolidation of physical development locations in 2006.
     Research and development expenses decreased $4.1 million to $29.6 million in the six months ended June 30, 2007, from $33.7 million in the year-ago period. The decrease is due to personnel, severance and facilities expense reductions resulting from the worldwide R&D restructuring and consolidation of physical development locations in 2006.
     Restructuring, Amortization of Other Intangibles, Acquisition-Related Expenses and Other Charges
     The following table summarizes our restructuring, amortization of other intangibles and acquisition-related expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended					Six Months Ended
	June 30,		Change			June 30,		Change
	2007	2006	$	%		2007	2006	$	%
Restructuring	$1,347	$3,366	$(2,019)	(60%	)	$1,347	$3,298	$(1,951)	(59%)
Amortization of other intangibles	99	127	(28)	(22%	)	258	240	18	8%
Acquisition-related expenses	767	953	(186)	(20%	)	1,482	1,958	(476)	(24%)
Write-off of in-process research and development	—	4,800	(4,800)	(100%	)	—	4,800	(4,800)	(100%)

Total	$2,213	$9,246	$(7,033)	(76%	)	$3,087	$10,296	$(7,209)	(70%)

As a percentage of total revenues	3%	12%				2%	7%
     Restructuring.
     The following table summarizes our restructuring activity relating to our FY 2006 and FY 2007 restructurings for the first and second quarters of 2007 (in thousands):

	FY 2007 Restructuring		FY 2006 Restructuring
	Severance		Severance
	and Benefits	Other	and Benefits	Facilities	Other	Total
Accrual at December 31, 2006	$—	$—	$4,178	$11,551	$84	$15,813
Cash paid	—	—	(2,666)	(1,451)	(79)	(4,196)

Accrual at March 31, 2007	$—	$—	$1,512	$10,100	$5	$11,617

Additional accruals	1,357	62	—	—	—	1,419
Cash paid	(156)	—	(373)	(1,348)	(5)	(1,882)
Reversal of previous restructuring	—	—	(103)	—	—	(103)
Fixed asset disposal	—	(23)	—	—	—	(23)

Accrual at June 30, 2007	$1,201	$39	$1,036	$8,752	$—	$11,028

     Of the $11.0 million in our restructuring accrual at June 30, 2007, $6.1 million was in our short-term accrual and $4.9 million was in our long-term accrual. Our $4.9 million long-term restructuring accrual is related to the lease obligation for excess capacity at our Scotts Valley, California facility.
     Amortization of other intangibles. In the three months and six months ended June 30, 2007, we incurred $0.1 million and $0.3 million, respectively, of amortization expense related to intangible non-compete agreements and trade names as a result of our acquisitions, compared to $0.1 million and $0.2 million in the comparable year-ago periods. Amortization of other intangibles decreased due to the completion of amortization of trade names in December 2006, related to the acquisition of TogetherSoft.
     Acquisition-related expenses. In the three and six months ended June 30, 2007, we recorded $0.8 million and $1.5 million, respectively, in acquisition-related expenses, which primarily consisted of contingent consideration payable under the terms of the Legadero acquisition agreement. Acquisition-related expenses in the three and six months ended June 30, 2006, consisted of $1.0 million and $2 million, respectively, of contingent consideration payable under the terms of the TeraQuest and Legadero acquisitions.
Interest and Other Income, Net
     The following table presents our interest and other income, net and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%
Interest and other income, net	811	312	$499	160%	1,338	1,654	$(316)	(19%	)
As a percentage of total revenues	1%	0%			1%	1%

     Interest and other income, net consists primarily of interest earned on cash and cash equivalents and interest expense, but also includes foreign exchange transaction gains and losses. The increase in interest and other income, net in the three months ended June 30, 2007, was primarily attributable to interest income and offsetting interest expense generated from our Convertible Senior Notes offering that occurred in the first quarter of 2007. The decrease in interest and other income, net in the six months ended June 30, 2007, when comparing the year-ago period, was primarily attributable to interest incurred on our Convertible Senior Notes offering that occurred in the first quarter of 2007. The amount of foreign currency and other gains or losses we realize primarily represents fluctuations in the U.S. dollar versus the foreign currencies in which we conduct business with respect to short-term inter-company balances with our international subsidiaries, offset by gains and losses recognized on foreign currency forward exchange contracts entered into as hedges of these inter-company foreign currency exposures.
Income Taxes
     The following table presents our income taxes and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%
Income tax provision (benefit)	1,116	(51)	$1,167	(2,288%)	2,136	1,346	$790	59%
As a percentage of total revenues	2%	0%			2%	1%
     On a consolidated basis, we generated pre-tax losses of $10.1 million and $18.3 million in the three and six months ended June 30, 2007, respectively, and in the three and six months ended June 30, 2006, we reported pre-tax losses of $19.1 million and $26.6 million, respectively. Our income tax provision, as a percentage of pre-tax loss, was 11% and nil for the three months ended June 30, 2007 and 2006, respectively. Our income tax provision, as a percentage of pre-tax loss, was 12% and 5% for the six months ended June 30, 2007 and 2006, respectively. The increase in our income tax provision in absolute dollars and as a percentage of pre-tax loss in the three and six months ended June 30, 2007, as compared to the year-ago periods, was largely due to a benefit of $0.9 million for the closure of a foreign income tax audit in the quarter ended June 30, 2006. In the three and six months ended June 30, 2007 and 2006, respectively, substantially all of our tax provision related to non-U.S. taxes.
     Our effective tax rate is primarily dependent on the location of taxable profits, if any, and the utilization of our net operating loss carryforwards in certain jurisdictions. Our tax rate is also affected by the tax impact of nondeductible amortization due to acquisition accounting and the imposition of withholding taxes on revenues regardless of our profitability.
Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2007	2006
	In Thousands
Net cash provided by (used in):
Operating activities	$(13,897)	$(7,566)
Investing activities	(2,658)	20,136
Financing activities	165,254	2,014
Effect of exchange rate changes on cash	607	1,292

Net change in cash and cash equivalents	$149,306	$15,876

     Cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments were $204.6 million at June 30, 2007, an increase of $149.3 million from a balance of $55.3 million at December 31, 2006. Working capital increased $167.6 million to $157 million at June 30, 2007, from a negative $10.6 million at December 31, 2006.
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

     Net cash used in operating activities. Net cash used in operating activities, in the six months ended June 30, 2007, was $13.9 million, which includes $4.8 million used in restructuring activities.
     Net cash used in investing activities. Net cash used in investing activities, during the six months ended June 30, 2007, was $2.7 million, primarily driven by the purchase of property and equipment.
     Net cash provided by financing activities. Net cash provided by financing activities during the six months ended June 30, 2007, was $165.3 million, resulting primarily from net proceeds of $194.2 million from the 2.75% Convertible Senior Notes offering issued in February 2007 and $1 million received from the exercise of stock options. These proceeds were partially offset by our $29.9 million repurchase of shares of our common stock in the open market.
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
Contractual Obligations and Off-Balance Sheet Arrangements
     Leases. We lease certain of our office and operating facilities and certain furniture and equipment under various operating leases. In December 2003, we recorded a capital lease obligation of $0.8 million for fixtures and equipment and our minimum future lease payments will be approximately $0.2 million per year through 2008. As of June 30, 2007, we had a total obligation of $0.2 million remaining. Additionally, we acquired a capital lease in connection with our acquisition of Segue for leasehold improvements on a facility in Austria. At June 30, 2007, the obligation amounted to $0.1 million which is payable through 2011.
     Our operating leases expire at various times through 2021. Future minimum lease and sublease payments under non-cancelable leases and subleases and future minimum lease and sublease income under non-cancelable leases and subleases including our Cupertino, CA, sublease executed on August 1, 2007, were as follows (in thousands):
In Thousands

	Remainder
	of 2007	2008	2009	2010	2011	Thereafter	Total
Operating Leases	$5,867	$9,226	$8,223	$5,419	$3,923	$14,611	$47,269
Restructured Operating Leases	3,274	5,534	5,469	3,407	2,779	4,845	25,308
Capital Lease	242	41	43	41	—	—	367

Gross Commitments	9,383	14,801	13,735	8,867	6,702	19,456	72,944
Sublease Income	(1,086)	(3,072)	(2,951)	(2,829)	(2,819)	(4,909)	(17,666)

Net Commitments	$8,297	$11,729	$10,784	$6,038	$3,883	$14,547	$55,278

     The restructured operating leases above represent total lease commitments that are not associated with continuing operations and include facilities we vacated or partially exited in California, Massachusetts, North Carolina, Australia, New Zealand and Japan.
     Additionally, we have a commitment regarding an outsourcing arrangement for portions of our information technology operations. The committed expenditures average $5.2 million per year from November 2004 through November 2014. We can terminate this contract with or without cause upon payment of a termination fee, the maximum amount of which is $1.3 million at June 30, 2007, declining to $0.5 million in 2014, the final year of the contract. These amounts are not included in the operating lease commitments table above.

     Indemnification Obligations and Guarantees. For information regarding our indemnification obligations and guarantees, refer to Note 10 of Notes to Condensed Consolidated Financial Statements in Item 1.
     Off-Balance Sheet Arrangements. As part of our ongoing business, we do not participate in material transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2007, we are not involved in any material unconsolidated transactions.
Critical Accounting Estimates and Policies
     Goodwill and Purchased Intangible Assets
     Goodwill and identifiable intangibles are accounted for in accordance with SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” We recorded goodwill and identifiable intangibles related to our acquisitions and we evaluate these items for impairment on an annual basis, or more often if events or changes in circumstances indicate that the carrying values may not be recoverable. Impairment testing of goodwill is performed in two steps. First, the carrying value of the reporting unit is compared to the fair value of the reporting unit including the goodwill. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, we perform the second step. The second step of the impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of the goodwill, the impairment loss shall be recognized as an operating expense in an amount equal to that excess. We performed our goodwill impairment testing in the third quarter of 2006 based on a single reporting unit and concluded there was no impairment as of September 30, 2006. The market capitalization method was the primary method used to determine the fair values for SFAS 142 impairment purposes. We did not record impairment to goodwill during 2005, however, we recorded a $0.5 million impairment to acquired developed technology in the second quarter of 2006 as a result of the departure of certain key employees. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements in Part 1—Item 1 for further discussion of the valuation of goodwill and intangible assets and the impairment charge to acquired developed technology. Due to our new reporting of two segments, we will no longer utilize the market capitalization method. As of January 1, 2007, we began utilizing a discounted fair value method and goodwill will be allocated to each of the reporting units. For more information on the accounting related to the reportable segments, please see the narrative below under the heading “Reportable Segments” in this note.
     Reportable Segments
     Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we operate in two reportable segments. Effective January 1, 2007, consistent with how we manage our business, we changed from reporting one segment to reporting two segments: Enterprise and CodeGear. We market our products in the United States and in foreign countries through our sales personnel and our subsidiaries. The Chief Executive Officer is our Chief Operating Decision Maker, or CODM, as defined by SFAS No. 131. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1 for a discussion of our reportable segments.
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
Foreign Currency Risk
     A portion of our business is conducted in currencies other than the U.S. dollar. The functional currency for all of our foreign operations is the local currency of the country in which we have established business operations. Both revenues and operating expenses in each of these countries are largely denominated in local currencies, which mitigate a portion of the exposure related to fluctuations in local currencies against the U.S. dollar. However, our financial results could still be adversely affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, we have established a program to minimize our foreign currency exposure utilizing forward exchange contracts to manage foreign currency exposures related to short-term inter-company balances denominated in foreign currencies. The goal of this program is to offset the translation effect of foreign currency-denominated short-term inter-company balances by entering into contracts to buy or sell foreign currency at the time a foreign currency receivable or payable is generated. At month-end, foreign currency-denominated balances and the forward exchange contracts are marked-to-market and unrealized gains and losses are included in interest and other income, net.
     During the three and six months ended June 30, 2007, we recorded net realized foreign exchange losses of $0.4 million and $0.6 million, respectively, included as part of interest and other income, net, in our Condensed Consolidated Statements of Operations. The foreign exchange losses were generated primarily from fluctuations in the Brazilian Real, the Canadian dollar, the Euro, the United Kingdom Pound Sterling, and the Japanese Yen versus the U.S. dollar. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our inter-company receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a material adverse effect on our operating results and cash flows.
     During the three and six months ended June 30, 2007, we had an increase of $0.1 million and a decrease of $0.5 million, respectively, in unrealized foreign currency gains in cumulative other comprehensive income on our Condensed Consolidated Balance Sheets, in part, due to foreign currency movements on our long-term inter-company balances. As of June 30, 2007, we had $19.4 million, $11.7 million, $5.5 million, $1.5 million and $0.4 million in long-term inter-company receivable balances that will be settled in Australian dollars, Singapore dollars, Indian Rupees, Brazilian Real, and Japanese Yen, respectively and $14.7 million in long-term inter-company payable balances that will be settled in Euros.
     The table below provides information about our derivative financial instruments, comprised of foreign currency forward exchange contracts as of June 30, 2007. The information is provided in U.S. dollar equivalent amounts, as presented in our financial statements. For foreign currency forward exchange contracts, the table below presents the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates and the net fair value for our foreign currency forward exchange contracts as of June 30, 2007. All foreign currency forward exchange contracts in the table below represent contracts to buy or sell the currencies listed. All instruments mature within one month (dollar amounts in thousands):

		Weighted	Net Fair
		Average	Value at
	Notional	Contracts	June 30,
	Amount	Rate	2007
Foreign currency forward exchange contracts:
Russian Rouble	1,088	25.7300	1,085
United Kingdom Pound Sterling	(2,636)	1.9795	(2,658)

	$(1,548)		$(1,573)

Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our cash equivalents primarily with money market funds or banking institutions.
     Cash and cash equivalents include investments which have an original maturity of 90 days or less and short-term investments include investments which have an original maturity of 91 days up to one year. As of June 30, 2007 and December 31, 2006, we held no investments classified as long-term. For three months ended June 30, 2007, the weighted-average interest rate we earned on our average cash and cash equivalent balances was 4.8%. For the year ended December 31, 2006, the weighted-average interest rate we earned on our average cash and cash equivalent balances was 3.2%.

Credit Risks
     Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions and commercial paper. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. No single customer represented greater than 10% of total accounts receivable, net of allowances, as of June 30, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Material Weakness in Prior Period
     In our Annual Report on Form 10-K for the year ended December 31, 2006 and in our quarterly report for the period ended March 31, 2007, we reported the following material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2006, we did not maintain an effective control environment with respect to promoting compliance with policies and procedures and the prevention and detection of the override of our internal controls. Management determined that this control deficiency could have resulted in a material misstatement of our annual or interim consolidated financial statements that could not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness
Remediation Measures
     Management has implemented significant measures to remediate the material weakness in our internal control over financial reporting. Starting in 2006 and continuing through the quarter ended June 30, 2007, we have designed and implemented measures to remediate the material weakness and increase the effectiveness of our internal control over financial reporting. These measures have included, among others, requiring the sales and services organizations to complete quarterly certifications, revenue recognition training for sales personnel and corporate governance training for key members of the management team. In August 2006, we conducted corporate governance training for senior personnel which was attended by our Chief Executive Officer and other senior members of our management team. We also hired a Chief Financial Officer in November 2006 and a General Counsel in October 2006, each of whom has taken an active role to significantly strengthen our control environment by implementing the compliance training and policies mentioned above. In addition, during the quarter ended June 30. 2007, we implemented on-going and sustainable compliance training programs, including a company-wide ethics training program. These compliance programs have been supplemented with enhanced written policies and compliance with these training programs and policies is monitored. In the quarter ended June 30, 2007, management completed the testing of the design and operating effectiveness of these controls and concluded they have been in operation for a sustained period to maintain an effective control environment with respect to promoting compliance with policies and procedures and the prevention or detection of the override of our controls. As a result of these measures, management, including our Chief Executive Officer and Chief Financial Officer, has determined that the material weakness has been remediated as of June 30, 2007.
Evaluation of Our Disclosure Controls and Procedures
     Disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) are those controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, who is our Principal Financial Officer, to allow timely decisions regarding required disclosure.
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures pursuant to the Exchange Act rules as of the end of the period covered by this Report. Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to provide a reasonable level of assurance that the financial information we are required to disclose in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported accurately within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There have been changes in our internal control over financial reporting, as indicated above, during the quarter ended June 30, 2007 which our management concluded have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     Over the past several quarters we have been transforming our business to focus on Open Application Lifecycle Management, or ALM, solutions. Prior to the development of our ALM strategy, our principal business related to our integrated developer environment, or IDE, products, which we now operate as our CodeGear division. Our enterprise business focuses on the development and distribution of enterprise software development solutions, in contrast to our CodeGear division, which targets development tools for individual software developers. The risks of this change in focus include, among others:
•	Changes in go-to-market strategy. Our ALM offerings are sold to enterprises, whereas our CodeGear offerings are primarily sold to individual software developers. As a result, to achieve revenue growth with our ALM strategy, we must enhance our enterprise selling capability, increase sales force productivity and generally complete more large revenue, multi-product sales of our ALM solutions. We will also need to further define our product roadmaps and generally continue to evolve our ALM offerings. To do so, we must coordinate the efforts of our marketing, sales, services and research and development organizations to focus on the needs of large enterprises. These tasks are complicated, involve many people and processes, and require consistency and persistence in the market place to be effective. In addition, this enterprise-focused strategy involves different skills, partners and competencies than our historical IDE strategy, which focused principally on sales through distribution channels. If we fail to coordinate our efforts and deliver broader value to large enterprise customers, our operating results may suffer.

•	Changes in our sales organization and sales leadership. Our ALM strategy requires us to focus our sales effort on enterprise customers. To drive these changes, we will continue to make changes throughout our global sales force balancing the sales people that focus on larger deals and those that focus on acquiring new customers and smaller transactions. While we believe these changes will enhance our leadership globally, these efforts may prove unsuccessful in increasing our sales to enterprise customers.

•	Changes in our sales cycles. Sales to large enterprises often involve long and unpredictable sales cycles. We are becoming more dependent on large revenue, multi-product transactions to meet our revenue expectations. These transactions often have long sales cycles and we may be unable to accurately forecast revenues derived from these transactions. If we fail to accurately forecast revenues, we may not achieve the anticipated financial performance, which could harm our business and operating results.

•	Changes in our marketing strategy. As part of our change in focus, we continue to redefine our marketing strategy. We must increase lead generation and develop appropriate marketing programs targeted at the enterprise customer. As an organization, we are relatively new at this. If we are unable to develop effective marketing programs and increase our pipeline of sales opportunities, or if our sales organization in turn is unable to effectively convert leads into customers, our revenues will suffer.

•	Changes in our services organization. In 2006, we consolidated our consulting services and sales organizations to better focus on customer engagements. We also combined our technical support organization with our field operations organization to more closely align our efforts relating to customers. Further, we focused our consulting organizations on working with customers that have or will purchase software licenses. We have de-emphasized selling services when there is no software license opportunity. The implementation of these changes will continue to require careful planning and coordination to ensure we maintain customer satisfaction. In addition, such changes may result in the loss of key services personnel. In the event customer satisfaction is harmed or we lose key personnel, our business could be harmed.
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
Our failure to efficiently complete the separation of our CodeGear division from our enterprise business and effectively operate CodeGear could harm our operating results.*
     As announced in November 2006, we are retaining our IDE assets for the foreseeable future rather than selling them. We began operating this part of our business as our CodeGear division on January 1, 2007, the separation of CodeGear from our enterprise business is a complicated process which is not yet complete. The process includes a worldwide analysis and plan to identify and separate personnel, customers and partner relationships, office space, intellectual property and other assets. We are also working to run our international operations more efficiently, which involves changes to the sales structure. This process requires time and effort of management and key personnel of both our enterprise business and CodeGear division who would otherwise be dedicated to running these respective businesses. There will continue to be other resources dedicated to facilitate the separation, including those relating to IT, development and systems for financial reporting and internal controls. While our goal is to separate CodeGear and operate it in a manner that is efficient for our CodeGear and enterprise businesses, there can be no guarantee that we will achieve these goals. Sales may be negatively impacted by changes in the sales structure and customers may lose confidence in the CodeGear business during this transition period. Failure to implement this separation efficiently could have a material adverse effect on our overall business, results of operations and financial condition.
We have experienced significant changes in our senior management team over the past two years and if we are not able to effectively integrate new senior management members, our business could be harmed. *
     There have been a number of significant changes in our senior management team, including the addition of our new Senior Vice President, Research and Development in August 2006, our new Senior Vice President and General Counsel in October 2006, our new Chief Financial Officer in November 2006 and our new Senior Vice President of Worldwide Field Operations in January 2007. As a result of these changes, we may not be able to effectively manage our business during this period of transition, especially in light of the changes in our strategy, our restructuring actions and related operations. In addition, after we relocate our headquarters from Cupertino, CA to Austin, TX, our General Counsel and Chief Marketing Officer will remain in our Cupertino office while other senior management will relocate to Austin, TX. Our ongoing operations could be disrupted during this transition period. There is a risk that the management may not work effectively as a team, at least in the near term. During this transition period, our customers may defer purchasing our products or decide not to purchase them at all. We may experience employee distraction, or we may see increased competitive pressure as our competitors attempt to use this period of change to their advantage. If we are unable to effectively manage through this transition quickly and effectively, it could adversely affect our operating results.
Our failure to implement systems to meet the requirements and manage the large service projects necessary for our enterprise may result in delays in recognizing revenue on these projects and thus could harm our profit and adversely affect our results of operations.
     Our enterprise business focuses on large enterprise sales which may include complex professional services agreements. Our inability to structure and manage services agreements may result in unanticipated changes to the timing of our services revenue. In addition, if we bundle services together with our license agreements, this may also affect the timing of recognizing our license revenue. We may need to implement new systems or upgrade current systems to manage these large, complex services agreements. If we fail to make appropriate changes to our existing systems or if our services agreements lead to unanticipated changes to the timing of revenue recognition, our results of operations could be harmed.
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
Because competition for qualified finance, technical and management personnel is intense and because we are in the process of moving headquarters, we may not be able to recruit or retain qualified personnel quickly, which could harm our business.*
     We believe our ability to successfully manage and grow our business and to develop new products depends, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled finance personnel, software engineers, sales personnel and management personnel. Competition for qualified technical and management personnel is intense. As we announced in April 2007, we are moving our headquarters from Cupertino, CA to Austin, TX. While we believe we will be able to retain qualified personnel in Austin, it may take longer than we expect to hire those people and for them to be able to function effectively. Also, in the past some of our competitors have utilized their greater resources to provide substantial signing bonuses and other inducements to lure key personnel away from us. We employ a variety of measures to retain our key people, including granting of stock options and restricted stock and the use of bonuses, but these measures may not be sufficient.

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
We previously had material weaknesses in our internal control over financial reporting. While our management has determined that we do not currently have any material weaknesses in our internal control over financial reporting, there can be no assurance that we will maintain an effective framework for internal control over financial reporting in the future, which would harm our business and the trading price of our stock.*
     Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. We dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2006, and the quarters ended March 31, 2007 and June 30, 2007, and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation, or any attestation at all, by our independent registered public accounting firm. Additionally, management’s assessment of our internal control over financial reporting may identify deficiencies that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In our Form 10-K for the fiscal year ended December 31, 2005, we reported management’s conclusion that we had two material weaknesses in our internal control over financial reporting. One of the material weaknesses was our lack of effective controls in our services organization to ensure that invoices from third party contractors were completely and accurately recorded. This material weakness was remediated as of the quarter ended September 30, 2006. The second material weakness was our lack of an effective control environment based on the criteria established in the COSO framework with respect to promoting compliance with policies and procedures and the prevention or detection of the override of our controls. As a result of this control deficiency, a senior officer was able to override controls which resulted in: (1) an amendment to a sales contract creating an obligation to deliver an additional software feature without authorization of the finance and legal organization, and (2) a post-contract offer to refund the customer payment in the same transaction without authorization of the finance and legal organization. This material weakness was remediated as of the quarter ended June 30, 2007.
     Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of an evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Should we or our independent registered public accounting firm, determine in future fiscal periods that we have a material weaknesses in our internal control over financial reporting, the reliability of our financial reports may be impacted, and our results of operations or financial condition may be harmed and the price of our common stock may decline.
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
We are in the midst of significant changes to our financial reporting and accounting team and systems, which may impact our ability to comply with our financial reporting and accounting obligations. *
     Our financial reporting and accounting team has undergone several personnel changes, including the departure of our Chief Financial Officer in the second quarter of 2006, and the hiring of our new Chief Financial Officer in November 2006. We are currently moving our corporate headquarters from Cupertino, CA to Austin, TX and in the process of transitioning a significant portion of our finance team. While we believe we have retained qualified individuals on an interim basis and have hired new permanent employees in Austin and have put measures in place to retain employees based in Cupertino long enough to facilitate an orderly transition, our hiring activities and headquarters move may impair the ability of our finance organization to function effectively. During this transition period, we may have a difficult time attracting, recruiting and retaining qualified finance personnel. In addition, we are in the process of changing our financial reporting systems. While we have taken measures aimed at protecting data and keeping accurate records, there can be no assurance the transition will be done without causing errors, delays or inefficiencies. If we fail to staff our accounting and finance function adequately or maintain adequate internal control over financial reporting, we may be unable to report our financial results accurately or in a timely manner and our business, results of operations and financial condition may suffer.
We are in the process of moving our headquarters and implementing plans for reducing expenses and if we fail to achieve the results we expect, there will be a negative effect on our financial condition.*
     As a part of our restructuring plans, we are in the process of moving our headquarters from Cupertino, CA to Austin, TX and implementing other plans to reduce expenses, which have included the consolidation of certain office locations worldwide, reductions in capital expenditures, reduction in discretionary spending and reduction in our work force. These restructuring actions may distract management and other key personnel from focusing on our business. In addition, if we experience difficulties in implementing these measures, it may be necessary to implement additional cost cutting measures. Our plans to reduce expenses may not be completed in a timely manner or result in anticipated cost savings, which would impair our goal to achieve profitability and positive cash flow. In addition, we are currently operating at a net loss and there can be no assurance as to when we will return to profitability, if at all. In order to fund our ongoing operations in future periods it will be necessary for us to achieve profitability.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
SALES OF UNREGISTERED SECURITES
     The shares shown as repurchased in the table below were surrendered by Borland employees in order to meet minimum tax withholding obligations in connection with the vesting of an installment of their restricted stock awards. Below is a summary of these transactions for the three months ended June 30, 2007:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
		Average	Shares (or Units)	Approximate Dollar Value) of
	Total Number	Price Paid	Purchased as Part of	Shares (or Units) that May Yet
	of Shares (or Units)	per share	Publicly Announced	Be Purchased Under the Plans
Period	Purchased	(or Unit)	Plans or Programs	or Programs (1)
Beginning dollar value available to be repurchased as of March 31, 2007				$59,332
April 1, 2007 - April 30, 2007 (2)	16,382	$5.42	—	—
May 1, 2007 - May 31, 2007 (2)	256	$5.50	—	—
June 1, 2007 - June 30, 2007 (2)	9,760	$5.84	—	—

Total shares repurchased	26,398	$5.58	—	$59,332

Ending dollar value available to be repurchased under the Discretionary Program as of June 30, 2007 (1)				$59,332

(1)	In September 2001, our Board of Directors authorized the use of up to $30 million to repurchase shares of our outstanding common stock under a discretionary stock repurchase program (“Discretionary Program”). In February 2004, our Board of Directors authorized an additional $30 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on February 4, 2004. In May 2005, our Board of Directors authorized an additional $75 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the SEC on May 20, 2005. No shares were repurchased through our Discretionary Program during the three months ended June 30, 2007.

(2)	Consists of shares of restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our Annual Meeting of Stockholders on May 29, 2007 at 10889 North DeAnza Boulevard, Cupertino, California. At the Annual Meeting, the following matters were submitted to, and approved by, our stockholders, as indicated by the voting results set forth below.
(1)	The following individuals were elected to serve as directors on our Board of Directors:

Nominee:	Votes For	Votes Withheld
Tod Nielsen	62,316,622	2,076,476

John F. Olsen	59,793,677	4,599,421

Nominee:	Votes For	Votes Withheld
William K. Hooper	61,716,888	2,676,210

Robert M. Tarkoff	62,297,904	2,095,194

Mark Garrett	59,715,893	4,677,205

T. Michael Nevens	59,714,469	4,678,629
There were no broker non-votes as to this proposal.
(2)	Amendment to our 1999 Employee Stock Purchase Plan to authorize for issuance an additional 2,500,000 shares of our common stock under such plan.

Votes For	Votes Against	Abstentions
49,199,418	2,077,427	496,837
There were no broker non-votes as to this proposal.
(3)	Ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

Votes For	Votes Against	Abstentions
63,956,788	336,459	99,851
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
     A copy of any exhibit will be furnished (at a reasonable cost) to any stockholder of Borland upon receipt of a written request. Such request should be sent to Borland Software Corporation, 20450 Stevens Creek Boulevard, Suite 500, Cupertino, California 95014, Attention: Investor Relations.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August 2007.

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