Form 10-Q
period 2007-09-30
BORLAND SOFTWARE CORP
filed 2007-11-09
CIK 853273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
001-10824
(Commission File Number)

Borland Software Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	94-2895440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
8303 N. MO-PAC EXPRESSWAY, SUITE A-300
AUSTIN, TEXAS 78759
(Address of Principal Executive Offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: (512) 340-2200
Former address: 20450 Stevens Creek Blvd., Suite 800, Cupertino, CA 95014
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
Large accelerated filer ☐               Accelerated filer ☑               Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of October 31, 2007, the most recent practicable date prior to the filing of this report, was 72,758,476

BORLAND SOFTWARE CORPORATION FORM 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts, unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$75,716	$55,317
Short-term investments	65,003	—
Accounts receivable, net of allowances of $7,112 and $5,413, respectively	68,100	62,154
Prepaid expenses	10,670	13,341
Other current assets	3,022	1,329

Total current assets	222,511	132,141

Property and equipment, net	10,605	11,176
Goodwill	253,192	253,356
Intangible assets, net	33,834	40,521
Long-term investments	50,002	—
Other non-current assets	11,887	6,705

Total assets	$582,031	$443,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,775	$15,591
Accrued expenses	33,852	36,438
Short-term restructuring	4,560	9,582
Income taxes payable	2,710	14,925
Deferred revenue	50,669	58,930
Other current liabilities	8,729	7,264

Total current liabilities	111,295	142,730

Convertible senior notes	200,000	—
Long-term restructuring	4,163	6,231
Long-term deferred revenues	1,116	1,610
Other long-term liabilities	23,835	7,848

Total liabilities	340,409	158,419

Stockholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $.01 par value; 200,000,000 shares authorized; 72,782,662 and 78,704,764 shares issued and outstanding, respectively	728	787
Additional paid-in capital	665,164	659,932
Accumulated deficit	(293,772)	(273,892)
Cumulative other comprehensive income	9,911	9,121

	382,031	395,948
Less common stock in treasury at cost, 21,158,980 and 15,275,899 shares, respectively	(140,409)	(110,468)

Total stockholders’ equity	241,622	285,480

Total liabilities and stockholders’ equity	$582,031	$443,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
License and other revenues	$40,379	$45,701	$107,998	$126,524
Service revenues	32,579	36,665	99,326	102,364

Total revenues	72,958	82,366	207,324	228,888

Costs of revenues:
Cost of license and other revenues	1,622	1,972	4,692	5,869
Cost of service revenues	9,955	14,210	31,525	41,787
Amortization of acquired intangibles and other charges	2,107	2,119	6,345	4,852

Cost of revenues	13,684	18,301	42,562	52,508

Gross profit	59,274	64,065	164,762	176,380

Selling, general and administrative	43,387	52,518	135,815	149,128
Research and development	13,995	19,968	43,637	53,673
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges	1,588	5,060	4,675	15,356

Total operating expenses	58,970	77,546	184,127	218,157

Operating income (loss)	304	(13,481)	(19,365)	(41,777)

Gain on sale of fixed assets	—	1,658	—	1,658
Interest income	2,352	256	6,499	2,582
Interest expense and other income	(1,850)	(321)	(4,659)	(993)

Total other income	502	1,593	1,840	3,247

Income (loss) before income taxes	806	(11,888)	(17,525)	(38,530)

Income tax provision	306	1,254	2,442	2,600

Net income (loss)	$500	$(13,142)	$(19,967)	$(41,130)

Net income (loss) per share:
Net income (loss) per share — basic	$0.01	$(0.17)	$(0.27)	$(0.54)

Net income (loss) loss per share — diluted	$0.01	$(0.17)	$(0.27)	$(0.54)

Shares used in computing basic net income (loss) per share	72,371	77,263	72,989	76,799

Shares used in computing diluted net income (loss) per share	72,554	77,263	72,989	76,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$500	$(13,142)	$(19,967)	$(41,130)
Other comprehensive income:
Foreign currency translation adjustments	1,210	1,053	740	2,329
Fair market value adjustment for available-for-sale securities, net of tax	50	—	50	73

Comprehensive income (loss)	$1,760	$(12,089)	$(19,177)	$(38,728)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,967)	$(41,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,295	8,473
Stock-based compensation	4,784	8,721
Provision for accounts receivable allowances	2,187	(2,199)
Acquired in-process research & development charge	—	4,800
Acquired developed technology impairment charge	—	497
Gain on disposals of fixed assets	—	(1,658)
Loss on sale of subsidiary	226	—
Write-off of fixed assets	686	323
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6,940)	1,925
Prepaid expenses and other assets	(4,341)	4,572
Accounts payable and accrued expenses	(6,922)	10,533
Income taxes payable	3,184	(2,090)
Short-term restructuring	(4,978)	1,907
Deferred revenues	(8,935)	(6,073)
Long-term restructuring	(2,068)	(2,305)
Other liabilities	7,617	(1,290)

Cash used in operating activities	(24,172)	(14,994)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,802)	(3,887)
Proceeds from sale of fixed assets	—	11,015
Acquisition of Segue Software, net of cash acquired	—	(102,457)
Proceeds from sale of subsidiary	178	—
Acquisition of developed technology	—	(497)
Purchases of investments	(125,156)	—
Sales and maturities of short-term investments	10,201	125,672

Cash provided by (used in) investing activities	(119,579)	29,846

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible senior notes, net	194,230	—
Proceeds from issuance of stock options, net	964	2,817
Repurchase of common stock	(29,941)	—

Cash provided by financing activities	165,253	2,817

Effect of exchange rate changes on cash	(1,103)	1,398
Net change in cash and cash equivalents	20,399	19,067
Beginning cash and cash equivalents	55,317	49,075

Ending cash and cash equivalents	$75,716	$68,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 1. BASIS OF PRESENTATION
     The accompanying Borland Software Corporation (“Borland”) condensed consolidated financial statements at September 30, 2007 and December 31, 2006, and for the three and nine months ended September 30, 2007 and 2006, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of Borland’s financial position at September 30, 2007 and December 31, 2006, its results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006.
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
     Stock-Based Compensation Expenses
     The total stock-based compensation expense associated with Borland stock-based employee compensation plans under SFAS 123R for the three and nine months ended September 30, 2007 and 2006, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	In Thousands		In Thousands
Cost of sales	$43	$105	$128	$354
Research and development	406	632	1,093	1,733
Selling, general and administrative	1,486	2,071	3,563	6,634

Stock-based compensation expense	$1,935	$2,808	$4,784	$8,721

Stock Options
     Option activity during the nine months ended September 30, 2007, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic Value
	(In Thousands)	Price	Term (Years)	(In Thousands)

Outstanding at December 31, 2006	14,840	$8.04
Granted	2,735	$5.80
Exercised	(217)	$5.35
Forfeited/expired	(4,143)	$8.65

Outstanding at September 30, 2007	13,215	$7.43	6.67	$10

Vested and expected to vest at September 30, 2007	11,124	$7.75	6.24	$10

Exercisable at September 30, 2007	7,087	$8.91	4.66	$10

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Borland’s closing stock price on the last trading day of the third quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options on such date) that option holders would have received had all option holders exercised their options on September 30, 2007. This amount has changed based on the fluctuation in the fair market value of Borland’s stock. The total intrinsic value of options exercised for the three and nine months ended September 30, 2007, was $0.1 million and $0.1 million, respectively and the total intrinsic value of options exercised for three and nine months ended September 30, 2006, was $0.1 million and $0.2 million, respectively.
     Information regarding the stock options outstanding at September 30, 2007, is summarized below:

	Options Outstanding
		Weighted-
	Number	Average	Weighted-
	Outstanding at	Remaining	Average	Aggregate
	September 30, 2007	Contractual	Exercise	Intrinsic Value
	(In Thousands)	Life	Price	(In Thousands)

$3.50 — $5.44	2,766	8.64	$5.20
$5.45 — $5.84	2,778	4.87	$5.61
$5.85 — $6.42	4,151	8.63	$6.14
$6.50 — $13.17	2,784	4.59	$9.26
$13.30 — $714.22	736	2.90	$22.94

Outstanding at September 30, 2007	13,215	6.67	$7.43	$10

Vested and expected to vest at September 30, 2007	11,124	6.24	$7.75	$10

     The weighted-average remaining contractual life for all exercisable stock options at September 30, 2007 was 4.66 years. As of September 30, 2007, the aggregate intrinsic value of the options outstanding and the aggregate intrinsic value of the options outstanding and exercisable were each $10,000.
     As of September 30, 2007, Borland expects to recognize $9.8 million of total unrecognized compensation cost related to stock options over a weighted-average period of 2.81 years.
     Borland estimated the fair value of share-based payment awards using the Black-Scholes option pricing model. The weighted-average assumptions and weighted-average fair values for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Expected life	5.10 years	4.65 years	4.98 years	4.65 years
Risk-free interest rate	4.25%	4.20%	4.78%	4.20%
Volatility	40.3%	53.0%	42.4%	53.0%
Dividend yield	0%	0%	0%	0%
Restricted Stock
     Unvested restricted stock awards as of December 31, 2006, and changes during the nine months ended September 30, 2007, were as follows:

	Unvested	Weighted
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair
	(In Thousands)	Value
Balance at December 31, 2006	850	$5.94
Vested	(336)	$6.02
Forfeited	(126)	$5.73

Balance at September 30, 2007	388	$5.95

     As of September 30, 2007, there was $1.1 million in unrecognized stock-based compensation expense related to unvested restricted stock awards. Borland expects to recognize that cost over a weighted-average period of 1.29 years.
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
NOTE 3. NET INCOME (LOSS) PER SHARE
     We compute net income (loss) per share in accordance with SFAS 128, “Earnings per Share.” Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares, which consist of incremental shares issuable upon exercise of stock options and unvested restricted stock, are included in diluted net income per share in periods in which net income is reported, to the extent such shares are dilutive. Diluted net loss per share is the same as basic net loss per share for nine months ended September 30, 2007 and the three and nine months ended September 30, 2006, due to our net losses in those periods.
     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Numerator:
Net income (loss)	$500	$(13,142)	$(19,967)	$(41,130)

Denominator:
Weighted-average shares outstanding, excluding unvested restricted stock	72,371	77,263	72,989	76,799
Effect of dilutive securities:
Employee stock options, restricted stock awards and ESPP shares	183	—	—	—
Other	—	—	—	—

Denominator for diluted net income (loss) per share — weighted-average shares and assumed conversions	72,554	77,263	72,989	76,799

Net income (loss) per share attributable to common stockholders:
Net income (loss) per share — basic and diluted	$0.01	$(0.17)	$(0.27)	$(0.54)

Net income (loss) per share — diluted	$0.01	$(0.17)	$(0.27)	$(0.54)

     The diluted net loss per share calculation for the nine months ended September 30, 2007, as well as the three and the nine months ended September 30, 2006, excludes options to purchase 13.4 million and 15.6 million shares of common stock, respectively, and 422,000 and 83,000 unvested restricted common shares, respectively, due to our net loss in those periods. The diluted net income per share calculation for the three months ended September 30, 2007, excludes options to purchase 13.4 million shares of common stock due to the fact that the strike price of these shares was more than the average stock price of the Company during the period. In addition, the dilutive net loss per share calculation for the nine months ended September 30, 2007, excluded 34.3 million shares, issuable upon conversion of our 2.75% Convertible Senior Notes due February 15, 2012, calculated using the “if converted method”, due to our net loss in the period. The conversion of these shares was also excluded from the diluted net income per share calculation for the three months ended September 30, 2007, as the conversion would have an anti-dilutive effect. See Note 4 for information on our Convertible Senior Notes.
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
     Based on SFAS No. 128, “Earnings per Share” and EITF No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share,” the dilutive effect of the common shares issuable upon conversion of the Convertible Senior Notes would normally be reflected in the diluted earnings per share calculation. However, due to the net share settlement feature, the Convertible Senior Notes do not qualify as an Instrument C under EITF No. 90-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Therefore, we use the “if- converted” method for calculating diluted earnings per share. Using the “if-converted” method, the shares issuable upon conversion of the Convertible Senior Notes was anti-dilutive for the three and nine months ended September 30, 2007. Accordingly, the impact has been excluded from the computation of diluted earnings per share.
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
NOTE 5. INVESTMENTS IN MARKETABLE SECURITIES
     Marketable securities, which are classified as available-for-sale, are summarized below as of September 30, 2007 (in thousands):

	September 30, 2007
	Gross Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Costs	Gains	Loss	Value
Corporate debt securities	$45,827	$30	$(97)	$45,760
U.S. government debt securities	19,370	58	—	19,428
Asset-backed securities	30,658	59	—	30,717
Auction rate securities	19,100	—	—	19,100

	$114,955	$147	$(97)	$115,005

     Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	September 30, 2007
	Gross Amortized	Estimated Fair
Due in	Costs	Value
Less than one year	$64,752	$65,003
One to five years	50,203	50,002

Total	$114,955	$115,005

     The following table summarized the fair value and gross unrealized gains (losses) related to available-for-sale securities, aggregated by investment category and length of time individual securities have been in a continuous unrealized gain (loss) position, as of September 30, 2007 (in thousands):

	September 30, 2007
	Less than twelve months		Greater than twelve months		Total
	Estimated Fair	Gross Unrealized	Estimated Fair	Gross Unrealized	Estimated Fair	Gross Unrealized
	Value	Gains (Losses)	Value	Gains (Losses)	Value	Gains (Losses)
Corporate debt securities	$11,774	$(6)	$33,986	$(61)	$45,760	$(67)
U.S. government debt securities	13,918	22	5,510	36	19,428	58
Asset-backed securities	20,211	41	10,506	18	30,717	59
Auction rate securities	19,100	—	—	—	19,100	—

	$65,003	$57	$50,002	$(7)	$115,005	$50

NOTE 6. ACQUISITIONS
Segue Software, Inc.
     On April 19, 2006, we completed the acquisition of Segue Software, Inc., or Segue, pursuant to an Agreement and Plan of Merger, dated as of February 7, 2006, or the Merger Agreement. Segue is now a wholly-owned subsidiary of Borland. Segue was a Massachusetts-based provider of quality and testing solutions. Under the terms of the Merger Agreement, we paid $8.67 per share in cash for all outstanding shares of Segue. The purchase price was approximately $115.9 million and consisted of fixed consideration of

$105.4 million in cash used to purchase all of Segue’s outstanding common shares, $8.1 million in cash paid to eligible Segue employees who held vested common stock options on the closing date of the acquisition and $2.5 million of direct acquisition-related costs. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition, including identifiable intangible assets, with the remaining amount being classified as goodwill. Additionally, we expect to pay contingent consideration through 2009 of up to a maximum of $1.3 million, of which a total of $0.7 million has been paid, including $0.3 million paid in the nine months ended September 30, 2007, to eligible former Segue employees who held unvested common stock options on the closing date of the acquisition and were retained as Borland employees. The contingent consideration is based upon continued employment with Borland and paid in accordance with the vesting schedules of the original Segue common stock options. This contingent consideration is recognized as compensation expense in the periods when it is earned and paid. Cash acquired in the acquisition was $13.5 million. The results of operations for Segue have been included in our consolidated financial statements from the date of acquisition. The acquisition was accounted for as a purchase and the total purchase price was recorded as follows (in thousands):

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

	September 30, 2006
	Three Months Ended	Nine Months Ended
Total revenues	$239,049	$231,531

Net loss	$(52,041)	$(31,961)

Net loss per share:
Net loss per share — basic and diluted	$(0.67)	$(0.41)

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
     Changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance as of December 31, 2006	$253,356
Purchase accounting adjustments — Segue	(539)
Effect of exchange rates	375

Balance as of September 30, 2007	$253,192

     The initial purchase price allocation for the Segue acquisition resulted in $65.5 million of goodwill. In the nine months ended September 30, 2007, we adjusted the goodwill for the Segue acquisition for amounts related to purchase consideration adjustments primarily for accounts receivable, deferred revenue and customer deposits based on post-closing reviews.

     The following tables summarize our intangible assets, net at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Acquired technology	$46,330	$(28,822)	$17,508
Maintenance agreements	11,300	(2,332)	8,968
Trade names and trademarks	1,100	(428)	672
Customer relationship	9,075	(2,389)	6,686
Other	400	(400)	—

	$68,205	$(34,371)	$33,834

	December 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Acquired technology	$46,330	$(24,701)	$21,629
Maintenance agreements	11,300	(1,121)	10,179
Trade names and trademarks	1,100	(215)	885
Customer relationship	9,075	(1,376)	7,699
Other	400	(271)	129

	$68,205	$(27,684)	$40,521

     The intangible assets are all amortizable and have original estimated useful lives as follows: acquired developed technology—3 to 6 years; maintenance agreements—7 years; trade names and trademarks—4 years; customer relationships—7 years; other—1 to 3 years. Based on the current amount of intangibles subject to amortization, the estimated future amortization expense related to our intangible assets at September 30, 2007, is as follows (in thousands):

Future
Amortization
2007 (3 months)	$2,172
2008	8,469
2009	7,967
2010	6,467
2011	5,272
Thereafter	3,487

Total	$33,834

NOTE 8. RESTRUCTURING
     We account for our restructuring activities in accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS 112, “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statement No. 5 and 43,” and SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” as applicable.
Summary of Restructuring Activity for the First, Second and Third Quarters of 2007.
     The following table summarizes our restructuring activity relating to our FY 2007 and FY 2006 restructurings for the first three quarters of 2007 (in thousands):

	FY 2007 Restructuring		FY 2006 Restructuring
	Severance		Severance
	and Benefits	Other	and Benefits	Facilities	Other	Total
Accrual at December 31, 2006	$—	$—	$4,178	$11,551	$84	$15,813
Cash paid	—	—	(2,666)	(1,451)	(79)	(4,196)

Accrual at March 31, 2007	$—	$—	$1,512	$10,100	$5	$11,617

Additional accruals	1,357	62	—	—	—	1,419
Cash paid	(156)	—	(373)	(1,348)	(5)	(1,882)
Reversal of previous restructuring	—	—	(103)	—	—	(103)
Fixed asset disposal	—	(23)	—	—	—	(23)

Accrual at June 30, 2007	$1,201	$39	$1,036	$8,752	$—	$11,028

Additional accruals	444	—	—	—	—	444
Cash paid	(471)	(39)	(417)	(1,410)	—	(2,337)
Reversal of previous restructuring	—	—	(412)	—	—	(412)
Fixed asset disposal	—	—	—	—	—	—

Accrual at September 30, 2007	$1,174	$—	$207	$7,342	$—	$8,723

     Of the $8.7 million in our restructuring accrual at September 30, 2007, $4.6 million was in our short-term accrual and $4.1 million was in our long-term accrual. Our $4.1 million long-term restructuring accrual is related to the lease obligation for excess capacity at our Scotts Valley, California facility.
FY 2007 Restructuring
     In the second quarter of 2007, we announced the relocation of our corporate headquarters from Cupertino, California to Austin, Texas. The relocation involved restructuring actions with respect to personnel and the consolidation of facilities. Approximately 70 employees, or approximately six percent of our full-time staff, prior to the relocation, were affected. In connection with the 2007 restructuring plan, we recognized costs at September 30, 2007, related to termination benefits for employee positions eliminated as a result of the relocation.
     During the three and nine months ended September 30, 2007, we paid $0.5 million and $0.7 million, respectively, related to accrued severance, benefits and other costs. Additionally, during the three months ended September 30, 2007, we incurred an additional $0.8 million for severance, benefits and other related costs.
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
     During the three and nine months ended September 30, 2007, we paid $1.4 million and $4.2 million, respectively, related to restructured facility operating leases and $0.4 million and $3.5 million, respectively, related to accrued severance, benefits and other costs. During the three and nine months ended September 30, 2007, we reversed $0.4 and $0.5 million, respectively, in previously accrued severance and benefit costs.
     The restructuring charges relating to operating leases have been recorded, net of assumed sublease income and present value factors. Substantially all of these restructuring costs have or will require the outlay of cash, although the timing of lease payments relating to leased facilities over the next five years will be unchanged by the restructuring.

NOTE 9. INCOME TAXES
     For the three months ended September 30, 2007 and 2006, we recorded income tax expense of $0.3 million and $1.3 million, respectively. For the nine months ended September 30, 2007 and 2006, we recorded income tax expense of $2.4 million and $2.6 million, respectively. Our non-U.S. income tax provision is based on our estimated annualized foreign effective tax rate plus foreign income withholding taxes actually incurred. Our U.S. tax is based on our actual results for the quarter.
     The effective tax rates for the quarters ended September 30, 2007 and 2006, differ from applying the U.S. federal statutory tax rate to our pre-tax loss principally because we do not fully benefit from the operating losses incurred in the United States, and the tax effect of non-deductible amortization due to acquisition accounting, together with the fact that we incur withholding and income taxes in a number of foreign jurisdictions. We also provide U.S. taxes on the un-remitted earnings of our foreign subsidiaries.
     We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” we recorded a $1.9 million increase in the liability for unrecognized tax benefits, a decrease in cumulative translation adjustments of $0.7 million for the foreign currency impact of foreign unrecognized tax benefits, a $1.3 million increase to deferred tax assets and a $0.1 million increase to the beginning balance of retained earnings in our balance sheet. Upon adoption, we had $58.3 million of unrecognized tax benefits of which $15 million, when recognized, will impact the effective tax rate. In accordance with FIN 48, we reclassified $15 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other long-term liabilities in our balance sheet. There have been no significant changes in these amounts in the nine months ended September 30, 2007.
     Included in the balance of unrecognized tax benefits at September 30, 2007, is between $0.8 to $1.1 million related to tax positions and interest for which it is reasonably possible that audits will be closed or the statute of limitations will expire in various foreign jurisdictions within the next twelve months.
     We record interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2007, we had approximately $3.2 million accrued for estimated interest and $307,000 for estimated penalties related to uncertain tax positions. Estimated interest totaled approximately $208,000 for the quarter ended September 30, 2007.
     We and our subsidiaries are subject to taxation in various foreign and state jurisdictions as well as the U.S. Our U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before 2002. With a few exceptions, the tax years 2001-2006 remain open to examination by tax authorities in the major foreign jurisdictions in which we operate. We are currently in the process of concluding an examination in Germany for tax years 2002-2005. The final outcome of the examination is not yet known; however, management does not anticipate any adjustments which would result in material changes to our results of operations, financial condition or liquidity. For the period ended September 30, 2007, we concluded an examination in Australia for transfer pricing. As a result of competent authority proceedings with the Australian and U.S. taxing authorities, the settlement resulted in a reduction of net operating loss carryforwards in Australia and an increase in net operating loss carryforwards in the U.S. which are offset by a full valuation allowance, respectively. The net effect of the settlement did not have a material impact to the financial statements.
NOTE 10. STOCK REPURCHASES
     There were no stock repurchases during the three months ending September 30, 2007, other than repurchases of shares of restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of installments of their restricted stock awards.
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
NOTE 11. COMMITMENTS AND CONTINGENCIES
     Indemnification Obligations and Guarantees
     The following is a summary of our agreements we have determined are within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” some of which are specifically grandfathered in because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2007, except as described below.
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
     Leases
     We lease certain of our office and operating facilities and certain furniture and equipment under various operating leases. In connection with our acquisition of Segue we acquired a capital lease for leasehold improvements on a facility in Austria. At September 30, 2007, the obligation amounted to $0.1 million which is payable through 2010.
     Our operating leases expire at various times through 2021. Future minimum lease and sublease payments under non-cancelable leases and subleases and future minimum lease and sublease income under non-cancelable leases and subleases, were as follows (in thousands):
In Thousands

	Remainder
	of 2007	2008	2009	2010	2011	Thereafter	Total
Operating Leases	$2,905	$10,322	$9,169	$5,924	$3,992	$14,054	$46,366
Restructured Operating Leases	1,600	5,914	5,832	3,497	2,778	4,843	24,464
Capital Lease	10	41	43	41	—	—	135

Gross Commitments	4,515	16,277	15,044	9,462	6,770	18,897	70,965
Sublease Income	(597)	(3,056)	(2,937)	(2,824)	(2,819)	(4,909)	(17,142)

Net Commitments	$3,918	$13,221	$12,107	$6,638	$3,951	$13,988	$53,823

     Rent expense, net, for all operating leases was $1.8 million and $7.0 million for the three and nine months ended September 30, 2007, respectively, and was $3.2 million and $9.3 million for the three and nine months ended September 30, 2006, respectively.
     The restructured operating leases above represent total lease commitments that are not associated with continuing operations and include facilities we vacated or partially exited in California, Massachusetts, North Carolina, Australia, New Zealand and Japan.
Litigation
     From time to time, we are involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS 5, “Accounting for Contingencies,” we record a liability when it is both probable a liability has been incurred and the amount of the loss can be reasonably estimated. These accruals are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable; however, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate accruals for any probable and estimable losses. If an unanticipated or unfavorable ruling or settlement were to occur in any of these matters in a particular period, our liquidity and financial condition could be adversely impacted, as well as our results of operations and cash flows.
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

Service Commitments
     We have outsourced portions of our information technology operations. The committed expenditures average $5.2 million per year from November 2004 through November 2014. We can terminate this contract with or without cause upon payment of a termination fee, the maximum amount of which is $1.3 million at September 30, 2007 and declines to $0.5 million in 2014, the final year of the contract. These amounts are not included in the operating lease commitments table above.
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
     CodeGear. Our CodeGear segment focuses on developing tools for individual developers and currently offers a number of Integrated Developer Environment, or IDE, and database products for Java, .NET and Windows development. CodeGear products include Delphi, Delphi for PHP, C++Builder, C#Builder, JBuilder, Turbo™ and Interbase. CodeGear also provides worldwide developer support and education services.
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
     Selected operating results information for each business segment was as follows (in thousands):

Three Months Ended September 30, 2007	Enterprise	CodeGear	Total

License and other revenues	$31,611	$8,768	$40,379
Service revenues	28,839	3,740	32,579

Total revenues	$60,450	$12,508	$72,958

Operating income (loss)	$(1,372)	$1,676	$304

Nine Months Ended September 30, 2007	Enterprise	CodeGear	Total

License and other revenues	$80,366	$27,632	$107,998
Service revenues	86,835	12,491	99,326

Total revenues	$167,201	$40,123	$207,324

Operating income (loss)	$(24,191)	$4,826	$(19,365)

     As of September 30, 2007, we have allocated goodwill and other long-lived assets to our reportable segments as follows (in thousands):

Long-lived assets:	Enterprise	CodeGear	Total

Goodwill	$185,852	$67,340	$253,192
Other non-current assets	105,866	462	106,328

Non-current assets	291,718	67,802	359,520

Total assets	$478,603	$103,428	$582,031

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	In Thousands		In Thousands
Total revenues from unaffiliated customers:
Americas	$32,497	$52,439	$105,679	$126,684
EMEA	32,112	21,541	75,713	73,879
Asia Pacific	8,349	8,386	25,932	28,325

Total revenues	72,958	82,366	207,324	228,888

License and other revenues	$40,379	$45,701	$107,998	$126,524
Technical support	25,619	25,767	77,120	73,152
Consulting and education services	6,960	10,898	22,206	29,212

Total revenues	72,958	82,366	207,324	228,888

Inter-company revenue U.S.	$3,316	$7,274	$10,702	$8,781
Elimination of inter-company-revenues	(3,316)	(7,274)	(10,702)	(8,781)

Reported inter-company revenues	$—	$—	$—	$—

Operating income (loss):
Americas	$(13,633)	$(11,125)	$(44,114)	$(61,157)
EMEA	12,517	(1,602)	19,337	16,666
Asia Pacific	1,420	(754)	5,412	2,714

Operating income (loss)	304	(13,481)	(19,365)	(41,777)

Interest and other income, net	502	1,593	1,840	3,247

Income (loss) before income taxes	$806	$(11,888)	$(17,525)	$(38,530)

	September 30, 2007	December 31, 2006
	In Thousands
Long-lived assets:
Americas	$66,600	$11,143
EMEA	2,799	2,549
Asia Pacific	1,734	4,190

Long-lived assets:	71,133	17,882
Other non-current assets	288,387	293,876

Non-current assets	359,520	311,758

Identifiable assets:
Americas	$382,099	$339,424
EMEA	50,594	38,308
Asia Pacific	8,619	10,850

Identifiable assets:	441,312	388,582
General corporate assets (cash, cash equivalents and short-term investments)	140,719	55,317

Total assets	$582,031	$443,899

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
     In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company beginning in 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax benefits taken or expected to be taken on a tax return. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position at the largest amount that is more likely than not will be sustained on examination by the relevant tax authorities, based solely on the technical merits of the position. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. If recognized, a tax benefit is then measured based upon the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution of the tax position. For additional information regarding the adoption of FIN 48, see Note 9, Income Taxes.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Forward-Looking Statements
     The statements made throughout this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements and accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. These forward-looking statements may relate to, but are not limited to, revenues, composition of revenues, cash flows, earnings, margins, costs, expenses, strategy, research and development, customer service and relationships, demand for our products, market and technological trends in the software industry, licenses, developments in technology, organizing CodeGear as a division, effects of and timeframe for company restructuring actions and relocation of headquarters, effects of our offering of Convertible Senior Notes, product quality, competition, sales, cash resources, utilization of cash resources, personnel, interest rates, foreign currency exchange rates, financial systems, internal controls and disclosure controls and procedures and various economic and business trends. Generally, you can identify forward-looking statements by the use of words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “goal,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue” and similar expressions or the negative or other variations thereof. These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described under “Risk Factors” and elsewhere in this report, as well as in our other filings with the SEC or in materials incorporated by reference herein or therein. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements and have a material adverse effect on our business, results of operations and financial condition. New factors may emerge from time to time, and it may not be possible for us to predict new factors, nor can we assess the potential effect of any new factors on us.
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
     Enterprise. Our Enterprise segment focuses on our Open Application Lifecycle Management solutions, or ALM, which represents the segment of the ALM market in which vendors’ solutions are flexible enough to support a customer’s specific processes, tools and platforms. Open ALM is a new, customer-centric approach to helping IT organizations transform software delivery into a managed, efficient and predictable business process. Borland is a leading vendor of Open ALM solutions. Our solutions address five critical ALM processes: project & portfolio management, requirements definition & management, lifecycle quality management, software change management and model driven development. Open ALM products include Tempo, TeamFocus, CaliberRM, Caliber DefineIT, SilkCentral Test Manager, SilkPerformer, SilkTest, Gauntlet, Together and StarTeam. We also offer services aimed at streamlining the path to software process improvement, including technical support, consulting and education services.
     Our Enterprise segment also includes our Deployment Products Group, or DPG, which includes our VisiBroker and AppServer products. Our deployment products are application middleware for high-performance, low-latency, transaction-intensive applications.
     CodeGear. Our CodeGear segment focuses on developing tools for individual developers and currently offers a number of Integrated Developer Environment, or IDE, and database products for Java, .NET and Windows development. CodeGear products include Delphi, Delphi for PHP, C++Builder, C#Builder, JBuilder, Turbo™ and Interbase. CodeGear also provides worldwide developer support and education services.
     Summary of key financial results
     The following is a summary of our key financial results for the three and nine months ended September 30, 2007:
•	Total revenues decreased 11% to $73.0 million for the three months ended September 30, 2007, from $82.4 million for the three months ended September 30, 2006 and decreased 9% to $207.3 million for the nine months ended September 30, 2007, from $228.9 million for the nine months ended September 30, 2006.

•	License and other revenues decreased 12% to $40.4 million for the three months ended September 30, 2007, from $45.7 million for the three months ended September 30, 2006 and decreased 15% to $108.0 million for the nine months ended September 30, 2007, from $126.5 million for the nine months ended September 30, 2006.

•	Service revenues decreased 11% to $32.6 million for the three months ended September 30, 2007, from $36.7 million for the three months ended September 30, 2006 and decreased 3% to $99.3 million for the nine months ended September 30, 2007, from 102.4 million for the nine months ended September 30, 2006.

•	Gross profit as a percentage of revenue increased to 81% for the three months ended September 30, 2007, compared to 78% in the three months ended September 30, 2006 and increased to 79% for the nine months ended September 30, 2007, from 77% for the nine months ended September 30, 2006.

•	Operating expenses decreased 24% to $59.0 million for the three months ended September 30, 2007, from $77.5 million for the three months ended September 30, 2006 and decreased 16% to $184.0 million for the nine months ended September 30, 2007, from $218.2 million for the nine months ended September 30, 2006.

•	Net income was $0.5 million for the three months ended September 30, 2007, compared to net loss of $13.1 million for the three months ended September 30, 2006 and net loss was $20.0 million for the nine months ended September 30, 2007, compared to $41.1 million for the nine months ended September 30, 2006.

•	Cash, cash equivalents and short-term investments increased $85.4 million to $140.7 million as of September 30, 2007, from $55.3 million as of December 31, 2006.
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
     Results of Operations
     The following table presents our Condensed Consolidated Statements of Operations data and the related percentage of total revenues (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007	% of Rev	2006	% of Rev	2007	% of Rev	2006	% of Rev
License and other revenues	$40,379	55%	$45,701	55%	$107,998	52%	$126,524	55%
Service revenues	32,579	45%	36,665	45%	99,326	48%	102,364	45%

Total revenues	72,958	100%	82,366	100%	207,324	100%	228,888	100%

Cost of license and other revenues	1,622	2%	1,972	2%	4,692	2%	5,869	3%
Cost of service revenues	9,955	14%	14,210	17%	31,525	15%	41,787	18%
Amortization of acquired intangibles and other charge	2,107	3%	2,119	3%	6,345	3%	4,852	2%

Total cost of revenues	13,684	19%	18,301	22%	42,562	21%	52,508	23%

Gross profit	59,274	81%	64,065	78%	164,762	79%	176,380	77%
Operating expenses:
Selling, general and administrative	43,387	59%	52,518	64%	135,815	66%	149,128	65%
Research and development	13,995	19%	19,968	24%	43,637	21%	53,673	23%
Restructuring, amortization of other intangibles and acquisition related expenses and other charges	1,588	2%	5,060	6%	4,675	2%	15,356	7%

Total operating expenses	58,970	81%	77,546	94%	184,127	89%	218,157	95%

Operating income (loss)	304	0%	(13,481)	(16%)	(19,365)	(9%)	(41,777)	(18%)
Gain on sale of fixed assets	—	0%	1,658	2%	—	0%	1,658	1%
Interest income	2,352	3%	256	(0%)	6,499	3%	2,582	1%
Interest expense and other income	(1,850)	(3%)	(321)	(0%)	4,659	(2%)	(993)	(0%)

Total other income	502	1%	1,593	2%	1,840	1%	3,247	1%

Income (loss) before income taxes	806	1%	(11,888)	(14%)	(17,525)	(8%)	(38,530)	(17%)
Income tax provision	306	0%	1,254	2%	2,442	1%	2,600	1%

Net income (loss)	$500	1%	$(13,142)	(16%)	$(19,967)	(10%)	$(41,130)	(18%)

     The following table presents our total revenues and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
	2007		2006		Change		2007		2006		Change
	Amount	% of Total	Amount	% of Total	$	%	Amount	% of Total	Amount	% of Total	$	%
License and other revenues	$40,379	55%	$45,701	55%	$(5,322)	(12%)	$107,998	52%	$126,524	55%	$(18,526)	(15%)
Service revenues	32,579	45%	36,665	45%	(4,086)	(11%)	99,326	48%	102,364	45%	(3,038)	(3%)

Total revenues	$72,958	100%	$82,366	100%	$(9,408)	(11%)	$207,324	100%	$228,888	100%	$(21,564)	(9%)

     We derive revenues from the license of our software and the sale of related services. We had one customer representing more than 10% of our total revenues in the quarter ended September 30, 2007.
     Revenues by Product
     We have three major product categories: Application Lifecycle Management (“ALM”), which includes our Tempo, TeamFocus, Caliber, Together, Silk and Gauntlet products; Deployment Product Group (“DPG”), which includes our VisiBroker and AppServer products; and Integrated Development Environment (“IDE”), which includes our JBuilder, Delphi, Delphi for PHP, C++Builder, C# Builder, Turbo and Interbase products.
     The following table presents our revenues by product (in thousands):

	Three Months Ended				Three Months Ended
	September 30, 2007				September 30, 2006
	ALM	DPG	IDE	Total	ALM	DPG	IDE	Total
License and other revenues	$23,661	$7,950	$8,768	$40,379	$29,721	$6,661	$9,319	$45,701
Service revenues	23,717	5,122	3,740	32,579	25,008	5,931	5,726	36,665

Total	$47,378	$13,072	$12,508	$72,958	$54,729	$12,592	$15,045	$82,366

	Nine Months Ended				Nine Months Ended
	September 30, 2007				September 30, 2006
	ALM	DPG	IDE	Total	ALM	DPG	IDE	Total
License and other revenues	$58,213	$22,150	$27,632	$107,995	$65,302	$21,327	$39,895	$126,524
Service revenues	71,723	15,115	12,491	99,329	64,582	18,780	19,002	102,364

Total	$129,936	$37,265	$40,123	$207,324	$129,884	$40,107	$58,897	$228,888

     License and Other Revenues
     License and other revenues represent amounts for license fees and royalties earned for granting customers the right to use and distribute our software products. Revenue recognition for our software licenses may be affected by numerous aspects of a contract, for the majority of our customer contracts, we recognize software license revenue upon shipment of the product. License and other revenues decreased $5.3 million in the quarter ended September 30, 2007, as compared to the year-ago quarter. ALM license revenue decreased 20% compared to the year-ago quarter, from $29.7 million to $23.7 million. This decrease was the result of lower sales of our Caliber, Control Center, OptimizeIt and StarTeam products, partially offset by growth of our Silk products, which we obtained through our acquisition of Segue in April 2006. DPG license revenue increased 19% compared to the year-ago quarter, from $6.7 million to $8.0 million. The increase was primarily driven by increased sales of VisiBroker and AppServer products. License revenue in our IDE products decreased 5% from $9.3 million to $8.8 million, when compared to the year-ago quarter, on lower sales of our JBuilder product, partially offset by increased sales of our Delphi products.

     License and other revenues decreased $18.5 million in the nine months ended September 30, 2007, as compared to the year-ago period. ALM license revenue decreased 11% compared to the year-ago period, from $65.3 million to $58.2 million. This decrease was the result of lower sales of our Caliber, Control Center, OptimizeIt and StarTeam products, partially offset by improved performance in solution selling to larger enterprise-level customers and the incremental contribution of our Silk products, which we obtained through our acquisition of Segue in April 2006. DPG license revenue increased 4% compared to the year-ago period, from $21.3 million to $22.2 million. License revenues in our IDE products decreased 31% from $39.9 million to $27.6 million, when compared to the year-ago period. The IDE license revenue decline, year to date, is the combined effect of the discontinuation of legacy products, along with reduced benefit from the release of new versions of existing products.
     Service Revenues
     Service revenues represent amounts earned for technical support, which includes call support, maintenance and upgrades and for consulting and education services for our software products. Service revenues decreased 11% compared to the year-ago quarter, from $36.7 million to $32.6 million in the quarter ended September 30, 2007 and decreased $3.1 million to $99.3 million in the nine months ended September 30, 2007, from $102.4 million in the year-ago period.
     Technical support revenues decreased 1% compared to the year-ago quarter, from $25.8 million to $25.6 million, and increased $4 million to $77.1 million in the nine months ended September 30, 2007, from $73.1 million in the year-ago period. The increase during the nine month period was due to the contribution of Silk products as a result of the Segue acquisition in April 2006 and support revenue growth in our Caliber, StarTeam and Together products, partially offset by decreases in both the DPG and IDE products.
     Consulting and education services revenues decreased 36% compared to the year-ago quarter, from $10.9 million to $7 million and decreased $7 million to $22.2 million in the nine months ended September 30, 2007 from $29.2 million in the year-ago period. The decrease was primarily attributable to a focus on more license driven consulting projects versus pure consulting engagements.
     As of September 30, 2007, open sales orders were insignificant.
     International Revenues
     International revenues represented 62% and 43% of total revenues in the quarters ended September 30, 2007 and 2006, respectively, and represented 58% and 52% of total revenues in the nine months ended September 30, 2007 and 2006, respectively. The increase was primarily due to two significant transactions which closed in the United Kingdom and Germany during the quarter ended September 30, 2007. The following table presents our total revenues by country and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%
United States	$27,539	$46,606	$(19,067)	(41%)	$87,773	$110,349	$(22,576)	(20%)
Germany	10,056	7,224	2,832	39%	24,342	21,551	2,791	13%
United Kingdom	13,945	4,561	9,384	206%	24,163	17,351	6,812	39%
All other countries	21,418	23,975	(2,557)	(11%)	71,046	79,637	(8,591)	(11%)

Total revenues	$72,958	$82,366	$(9,408)	(11%)	$207,324	$228,888	$(21,564)	(9%)

The United States, Germany and the United Kingdom accounted for revenues greater than 10% of total revenues in the three and nine months ended September 30, 2007. No single country, other than the United States, accounted for revenues greater than 10% of total revenues in the three and nine months ended September 30, 2006.
     Regional Revenues
     The following table presents our total revenues by region and the absolute dollar and the percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%
Americas	$32,497	$52,439	$(19,942)	(38%)	$105,679	$126,684	$(21,005)	(17%)
Europe, Middle East and Africa	32,112	21,541	10,571	49%	75,713	73,879	1,834	2%
Asia Pacific	8,349	8,386	(37)	(0%)	25,932	28,325	(2,393)	(8%)

Total revenues	$72,958	$82,366	$(9,408)	(11%)	$207,324	$228,888	$(21,564)	(9%)

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
     Americas. Revenues in our Americas region decreased 38% to $32.5 million in the three months ended September 30, 2007, from $52.4 million in the year-ago period when we had one transaction representing more than 10% of our total revenue. Of the decrease in revenues from our Americas region, license revenues decreased $18.2 million and service revenues decreased $1.7 million.
     Revenues in our Americas region decreased 17% to $105.7 million in the nine months ended September 30, 2007, from $126.7 million in the year-ago period. Of the decrease in revenues from our Americas region, license revenues decreased $20 million and service revenues decreased $1 million.
     EMEA. Revenues in our EMEA region increased 49% to $32.1 million in the three months ended September 30, 2007, from $21.5 million in the year-ago period. Of the increase in revenues from our EMEA region, license revenues increased $12.4 million and service revenues decreased $1.8 million.
     Revenues in our EMEA region increased 2% to $75.7 million in the nine months ended September 30, 2007, from $73.9 million in the year-ago period. Of the increase in revenues from our EMEA region, license revenues increased $3.0 million and service revenues decreased $1.2 million.
     APAC. Revenues in our APAC region were $8.4 million in the three months ended September 30, 2007, and 2006, respectively.
     Revenues in our APAC region decreased 8% to $25.9 million in the nine months ended September 30, 2007, from $28.3 million in the year-ago period. Of the decrease in revenues from our APAC region, license revenues decreased $1.5 million and services revenue decreased $0.9 million.
     Cost of Revenues
     The following table presents cost of revenues and the absolute dollar and percentage changes from the comparable prior year periods (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%
Cost of license and other revenues	$1,622	$1,972	$(350)	(18%)	$4,692	$5,869	$(1,177)	(20%)

As a percentage of license and other revenues	4%	4%			4%	5%

Cost of service revenues	$9,955	$14,210	$(4,255)	(30%)	$31,525	$41,787	$(10,262)	(25%)

As a percentage of service revenues	31%	39%			32%	41%

Amortization of acquired intangibles and other charges	$2,107	$2,119	$(12)	(1%)	$6,345	$4,852	$1,493	31%

As a percentage of total revenues	3%	3%			3%	2%

Cost of License and Other Revenues
     Cost of license and other revenues consists primarily of variable costs including production costs, product packaging costs and royalties paid to third-party vendors. Cost of license and other revenues decreased $0.4 million compared to the year-ago quarter, from $2.0 million to $1.6 million and decreased $1.2 million to $4.7 million in the nine months ended September 30, 2007, from $5.9 million in the year-ago period. The decrease was attributable to a reduction in royalties and production materials. Royalty, manufacturing and shipping costs tend to fluctuate with changes in the mix of products sold. Generally, manufacturing and shipping costs are lower for ALM, as compared to IDE and DPG, due to the greater proportion of ALM contracts that are fulfilled electronically. The level of royalty costs in future periods will be dependent upon our ability to obtain favorable licensing terms for our products that include third-party technology and the extent to which we include such third-party technology in our product offerings.
     Cost of Service Revenues
     Cost of service revenues consists primarily of employee salaries and benefits, third-party contractor costs and related expenses incurred in providing technical support and consulting and education services. Cost of service revenues decreased $4.3 million compared to the year-ago quarter, from $14.2 million to $9.9 million and decreased $10.3 million to $31.5 million in the nine months ended September 30, 2007, from $41.8 million in the year-ago period. Cost of service revenues for the three months ended September 30, 2007 has been reduced by $0.4 million as a result of reversal of an accrual for certain customer service obligations. The overall decrease in cost of services as a percentage of service revenues was attributable to the replacement of non-billable headcount by billable headcount, improved resource utilization, lower negotiated rates with third-party contractors and effective cost management through consolidation of worldwide call centers from nine to three.
     Amortization of Acquired Intangibles and Other Charges
     Amortization of acquired intangibles and other charges consists of the amortization of acquired developed technology, maintenance agreements and customer relationships. Amortization of acquired intangibles was $2.1 million for the three months ending September 30, 2007 and 2006, respectively. Amortization and acquired intangibles increased $1.5 million to $6.4 million in the nine months ended September 30, 2007, from $4.9 million in the year-ago period. The increase in amortization was attributable to the acquisition of Segue.
     Operating Expenses
     Selling, General and Administrative Expenses
     The following table presents our selling, general and administrative expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%
Selling, general and administrative expenses	$43,387	$52,518	$(9,131)	(17%)	$135,815	$149,128	$(13,313)	(9%)

As a percentage of total revenues	59%	64%			66%	65%
     Selling, general and administrative expenses primarily consist of employee salaries and benefits, sales commissions, marketing programs, professional fees, and facilities and equipment costs. Selling, general and administrative expenses decreased $9.1 million compared to the year-ago quarter, from $52.5 million to $43.4 million. The decrease was primarily due to reduced employee compensation, benefits expense, facilities, outside services and depreciation. These decreases were partially offset by an increase in bad debt expense.
     Selling, general and administrative expenses decreased $13.3 million to $135.8 million in the nine month ended September 30, 2007, from $149.1 million in the year-ago period. The decrease was primarily due to reduced employee compensation, benefits expense, outside services, travel and facilities expenses. These decreases were partially offset by increases in bad debt expense and convertible debt expense.

     Research and Development Expenses
     The following table presents our research and development expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%
Research and development expenses	$13,995	$19,968	$(5,973)	(30%)	$43,637	$53,673	$(10,036)	(19%)

As a percentage of total revenues	19%	24%			21%	23%
     Research and development expenses primarily consist of employee salaries, benefits, and related costs of our engineering staff, external personnel costs, and facilities and equipment costs. Research and development expenses decreased $6.0 million compared to the year-ago quarter, from $20.0 million to $14.0 million. The decrease is due to personnel and benefits expense reductions resulting from the worldwide R&D restructuring and consolidation of physical development locations implemented in 2006.
     Research and development expenses decreased $10.1 million to $43.6 million in the nine months ended September 30, 2007, from $53.7 million in the year-ago period. The decrease is due to personnel and benefits expense reductions resulting from the worldwide R&D restructuring and consolidation of physical development locations implemented in 2006. These costs were partially offset by an increase in outside services.
     Restructuring, Amortization of Other Intangibles, Acquisition-Related Expenses and Other Charges
     The following table summarizes our restructuring, amortization of other intangibles and acquisition-related expenses and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%
Restructuring	$791	$3,871	$(3,080)	(80%)	$2,138	$7,169	$(5,031)	(70%)
Amortization of other intangibles	84	158	(74)	(47%)	342	398	(56)	(14%)
Acquisition-related expenses	713	1,031	(318)	(31%)	2,195	2,989	(794)	(27%)
Write-off of in-process research and development	—	—	—		—	4,800	(4,800)	(100%)

Total	$1,588	$5,060	$(3,472)	(69%)	$4,675	$15,356	$(10,681)	(70%)

As a percentage of total revenues	2%	6%			2%	7%
     Restructuring.
     The following table summarizes our restructuring activity relating to our FY 2006 and FY 2007 restructurings for the first three quarters of 2007 (in thousands):

	FY 2007 Restructuring		FY 2006 Restructuring
	Severance		Severance
	and Benefits	Other	and Benefits	Facilities	Other	Total
Accrual at December 31, 2006	$—	$—	$4,178	$11,551	$84	$15,813
Cash paid	—	—	(2,666)	(1,451)	(79)	(4,196)

Accrual at March 31, 2007	$—	$—	$1,512	$10,100	$5	$11,617

Additional accruals	1,357	62	—	—	—	1,419
Cash paid	(156)	—	(373)	(1,348)	(5)	(1,882)
Reversal of previous restructuring	—	—	(103)	—	—	(103)
Fixed asset disposal	—	(23)	—	—	—	(23)

Accrual at June 30, 2007	$1,201	$39	$1,036	$8,752	$—	$11,028

Additional accruals	444	—	—	—	—	444
Cash paid	(471)	(39)	(417)	(1,410)	—	(2,337)
Reversal of previous restructuring	—	—	(412)	—	—	(412)
Fixed asset disposal	—	—	—	—	—	—

Accrual at September 30, 2007	$1,174	$—	$207	$7,342	$—	$8,723

     Of the $8.7 million in our restructuring accrual at September 30, 2007, $4.6 million was in our short-term accrual and $4.1 million was in our long-term accrual. Our $4.1 million long-term restructuring accrual is related to the lease obligation for excess capacity at our Scotts Valley, California facility.
     Amortization of other intangibles. In the three and nine months ended September 30, 2007, we incurred $0.1 million and $0.3 million, respectively, of amortization expense related to intangible non-compete agreements and trade names as a result of our acquisitions, compared to $0.2 million and $0.4 million in the comparable year-ago periods. Amortization of other intangibles decreased due to the completion of amortization of trade names in December 2006, related to the acquisition of TogetherSoft.
     Acquisition-related expenses. In the three and nine months ended September 30, 2007, we recorded $0.7 million and $2.2 million, respectively, in acquisition-related expenses, which primarily consisted of contingent consideration payable under the terms of the Legadero acquisition agreement. Acquisition-related expenses in the three and nine months ended September 30, 2006, consisted of $1.0 million and $3.0 million, respectively, of contingent consideration payable under the terms of the TeraQuest and Legadero acquisitions.
Interest Income and Expense and Other Income
     The following table presents our interest and other income, net and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%
Interest income	$2,352	$256	$2,096	819%	$6,499	$2,582	$3,917	152%
Interest expense and other income	(1,850)	(321)	(1,529)	476%	(4,659)	(993)	(3,666)	369%

Total	$502	$(65)	$567	(872%)	$1,840	$1,589	$251	16%

As a percentage of total revenues	1%	0%			1%	1%
      Interest income consists primarily of interest earned on cash and cash equivalents. Interest expense and other income consists primarily of interest incurred on our Convertible Senior Notes offering, but also includes foreign exchange transaction gains and losses. The increase in interest income in the three and nine months ended September 30, 2007, was primarily attributable to interest income generated from our Convertible Senior Notes offering that occurred in the first quarter of 2007. The increase in interest expense and other income in the three and nine months ended September 30, 2007, when comparing the year-ago periods was primarily attributable to interest incurred on our Convertible Senior Notes offering that occurred in the first quarter of 2007. The amount of foreign currency and other gains or losses we realize primarily represents fluctuations in the U.S. dollar versus the foreign currencies in which we conduct business with respect to short-term inter-company balances with our international subsidiaries, offset by gains and losses recognized on foreign currency forward exchange contracts entered into as hedges of these inter-company foreign currency exposures.

Income Taxes
     The following table presents our income taxes and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%
Income tax provision (benefit)	$306	$1,254	$(948)	(76%)	$2,442	$2,600	$(158)	(6%)

As a percentage of total revenues	0%	2%			1%	1%
     On a consolidated basis, we generated a pre-tax earnings of $0.8 million and pre-tax losses of $17.5 million in the three and nine months ended September 30, 2007, respectively, and in the three and nine months ended September 30, 2006, we reported pre-tax losses of $11.9 million and $38.5 million, respectively. Our income tax provision, as a percentage of pre-tax earnings, was 38% and 11% for the three months ended September 30, 2007 and 2006, respectively. Our income tax provision, as a percentage of pre-tax earnings, was 14% and 7% for the nine months ended September 30, 2007 and 2006, respectively. In the three and nine months ended September 30, 2007 and 2006, respectively, substantially all of our tax provision related to non-U.S. taxes.
     Our effective tax rate is primarily dependent on the location of taxable profits, if any, and the utilization of our net operating loss carryforwards in certain jurisdictions. Our tax rate is also affected by the tax impact of nondeductible amortization due to acquisition accounting and the imposition of withholding taxes on revenues regardless of our profitability.
Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2007	2006
	In Thousands
Net cash provided by (used for):
Operating activities	$(24,172)	$(14,994)
Investing activities	(119,579)	29,846
Financing activities	165,253	2,817
Effect of exchange rate changes on cash	(1,103)	1,398

Net change in cash and cash equivalents	$20,399	$19,067

     Cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments were $140.7 million at September 30, 2007, an increase of $85.4 million from a balance of $55.3 million at December 31, 2006. Working capital increased $121.8 million to $111.2 million at September 30, 2007, from a negative $10.6 million at December 31, 2006.
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
     Net cash used in operating activities. Net cash used in operating activities, in the nine months ended September 30, 2007, was $24.2 million, which includes $7.0 million used in restructuring activities.
     Net cash used in investing activities. Net cash used in investing activities, during the nine months ended September 30, 2007, was $119.6 million, primarily driven by the purchase of short and long-term investments of $115.0 million and purchases of property and equipment of $4.8 million.

     Net cash provided by financing activities. Net cash provided by financing activities during the nine months ended September 30, 2007, was $165.3 million, resulting primarily from net proceeds of $194.2 million from the 2.75% Convertible Senior Notes offering issued in February 2007 and $1.0 million received from the exercise of stock options. These proceeds were partially offset by our $29.9 million repurchase of shares of our common stock in the open market.
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
Contractual Obligations and Off-Balance Sheet Arrangements
     Leases. We lease certain of our office and operating facilities and certain furniture and equipment under various operating leases. In connection with our acquisition of Segue we acquired a capital lease for leasehold improvements on a facility in Austria. At September 30, 2007, the obligation amounted to $0.1 million which is payable through 2010.
     Our operating leases expire at various times through 2021. Future minimum lease and sublease payments under non-cancelable leases and subleases and future minimum lease and sublease income under non-cancelable leases and subleases, were as follows (in thousands):
     In Thousands

	Remainder
	of 2007	2008	2009	2010	2011	Thereafter	Total
Operating Leases	$2,905	$10,322	$9,169	$5,924	$3,992	$14,054	$46,366
Restructured Operating Leases	1,600	5,914	5,832	3,497	2,778	4,843	24,464
Capital Lease	10	41	43	41	—	—	135

Gross Commitments	4,515	16,277	15,044	9,462	6,770	18,897	70,965
Sublease Income	(597)	(3,056)	(2,937)	(2,824)	(2,819)	(4,909)	(17,142)

Net Commitments	$3,918	$13,221	$12,107	$6,638	$3,951	$13,988	$53,823

     The restructured operating leases above represent total lease commitments that are not associated with continuing operations and include facilities we vacated or partially exited in California, Massachusetts, North Carolina, Australia, New Zealand and Japan.
     Additionally, we have a commitment regarding an outsourcing arrangement for portions of our information technology operations. The committed expenditures average $5.2 million per year from November 2004 through November 2014. We can terminate this contract with or without cause upon payment of a termination fee, the maximum amount of which is $1.3 million at September 30, 2007, declining to $0.5 million in 2014, the final year of the contract. These amounts are not included in the operating lease commitments table above.
     FIN 48 Liability. Effective January 1, 2007, we adopted the provisions of FIN 48 (see Note 9 & 13). As of September 30, 2007, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and interest deductions is $15 million, of which none is expected to be paid within one year. The balance of $15 million is recorded in other long-term liabilities in the balance sheet.
     Indemnification Obligations and Guarantees. For information regarding our indemnification obligations and guarantees, refer to Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1.

     Off-Balance Sheet Arrangements. As part of our ongoing business, we do not participate in material transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2007, we are not involved in any material unconsolidated transactions.
Critical Accounting Estimates and Policies
     Goodwill and Purchased Intangible Assets
     Goodwill and identifiable intangibles are accounted for in accordance with SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” We recorded goodwill and identifiable intangibles related to our acquisitions and we evaluate these items for impairment on an annual basis, or more often if events or changes in circumstances indicate that the carrying values may not be recoverable. Impairment testing of goodwill is performed in two steps. First, the carrying value of the reporting unit is compared to the fair value of the reporting unit including the goodwill. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, we perform the second step. The second step of the impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of the goodwill, the impairment loss shall be recognized as an operating expense in an amount equal to that excess. We performed our goodwill impairment testing in the third quarter of 2006 based on a single reporting unit and concluded there was no impairment as of September 30, 2006. The market capitalization method was the primary method used to determine the fair values for SFAS 142 impairment purposes. We did not record impairment to goodwill during 2005, however, we recorded a $0.5 million impairment to acquired developed technology in the second quarter of 2006 as a result of the departure of certain key employees. Refer to Note 7 of Notes to Condensed Consolidated Financial Statements in Part 1—Item 1 for further discussion of the valuation of goodwill and intangible assets and the impairment charge to acquired developed technology.
     Effective January 1, 2007, we changed from reporting one segment to reporting two segments. As a result of this change we no longer utilize the market capitalization method. As of January 1, 2007, we began utilizing a discounted cash flow method and goodwill was allocated to each of the reporting units. For more information on the accounting related to the reportable segments, please see the narrative below under the heading “Reportable Segments” in this note. We perform our annual testing of goodwill for impairment during the third quarter of each fiscal year. At September 30, 2007, there were no impairments of our goodwill.
     Reportable Segments
     Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we operate in two reportable segments. Effective January 1, 2007, consistent with how we manage our business, we changed from reporting one segment to reporting two segments: Enterprise and CodeGear. We market our products in the United States and in foreign countries through our sales personnel and our subsidiaries. The Chief Executive Officer is our Chief Operating Decision Maker, or CODM, as defined by SFAS No. 131. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements in Item 1 for a discussion of our reportable segments.
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
          During the three and nine months ended September 30, 2007, we recorded net realized foreign exchange losses of $0.2 million and $0.9 million, respectively, included as part of interest and other income, net, in our Condensed Consolidated Statements of Operations. The foreign exchange losses were generated primarily from fluctuations in the Brazilian Real, the Canadian dollar, the Euro, the United Kingdom Pound Sterling, and the Japanese Yen versus the U.S. dollar. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our inter-company receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a material adverse effect on our operating results and cash flows.
          During the three and nine months ended September 30, 2007, we had an increase of $1.2 million and $0.7 million, respectively, in unrealized foreign currency gains in cumulative other comprehensive income on our Condensed Consolidated Balance Sheets, in part, due to foreign currency movements on our long-term inter-company balances. As of September 30, 2007, we had $12 million, $5.7 million, $1.5 million, $1.1 million and $0.4 million in long-term inter-company receivable balances that will be settled in Singapore dollars, Indian Rupees, Brazilian Real, Australian dollars and Japanese Yen, respectively and $15.5 million in long-term inter-company payable balances that will be settled in Euros.
     Interest Rate Risk
          The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. During the quarter ending September 30, 2007, we initiated an investment strategy to achieve this objective by investing available funds in a portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including but not limited to government and corporate securities, auction rate securities, time deposits and money market funds. These securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax.
          Short-term investments. At September 30, 2007, our cash and cash equivalents consisted primarily of commercial paper. Short-term investments consist of marketable securities, including but not limited to corporate notes, corporate bonds and medium-term notes in large U.S. institutions and governmental agencies and auction rate securities. Our marketable securities that are classified as short-term investments will mature in less than one year from September 30, 2007. Auction rate securities may have nominal maturity dates that are more than one year from September 30, 2007, but are classified as short term investments by the Company. These securities are classified as available-for-sale and are recorded at their estimated fair value.
          Long-term investments. At September 30, 2007, long-term investments consisted of long-term marketable securities. We will periodically analyze our long-term investments for impairments that could be considered other than temporary. We classify our long-term investments as available-for-sale.
Credit Risks
     Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and trade receivables. Our cash, cash equivalents, short-term and long-term investments are in high-quality securities placed with major banks and financial institutions and commercial paper. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. We had one customer representing greater than 10% of total accounts receivable, net of allowances, as of September 30, 2007.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures pursuant to the Exchange Act rules as of the end of the period covered by this Report. Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to provide a reasonable level of assurance that the financial information we are required to disclose in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported accurately within the time periods specified in the SEC’s rules and forms.
     Changes in Internal Control Over Financial Reporting
          During the quarter ended September 30, 2007, we completed the conversion of certain financial reporting systems used in our operations to new enterprise resource planning (“ERP”) systems. During the migration, we maintained the operation of the prior ERP systems for backup purposes. As with any significant change in our internal control over financial reporting, the design of these applications, along with the design of the internal controls included in our processes, are evaluated by management for effectiveness. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2007 which our management concluded have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we are involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS 5, “Accounting for Contingencies” we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These accruals are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable; however, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate accruals for any probable and estimable losses. If an unanticipated unfavorable ruling or settlement were to occur in any of these matters in a particular period, our liquidity and financial condition could be adversely impacted, as well as our results of operations and cash flows.
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
Our failure to effectively operate CodeGear following the separation of this division from our enterprise business could harm our operating results. *
     As announced in November 2006, we are retaining our IDE assets for the foreseeable future rather than selling them. We began operating this part of our business as our CodeGear division on January 1, 2007. The separation of CodeGear from our enterprise business has been a complicated process. While the separation process is substantially complete, we are still in the process of determining how to operate CodeGear effectively as a new division. We are also continuing to work on running our international operations more efficiently, which involves changes to the sales structure. This process requires time and effort of management and key personnel of both our enterprise business and CodeGear division who would otherwise be dedicated to running these respective businesses. While our goal is to operate CodeGear in a manner that is efficient for our CodeGear and enterprise businesses, there can be no guarantee that we will achieve these goals. Sales may be negatively impacted by changes in the sales structure and customers may lose confidence in the CodeGear business during this transition period. Failure to implement this separation efficiently could have a material adverse effect on our overall business, results of operations and financial condition.
We have experienced significant changes in our senior management team over the past two years and if we are not able to effectively integrate new senior management members, our business could be harmed. *
     There have been a number of significant changes in our senior management team, including the addition of our new Senior Vice President, Research and Development in August 2006, our new Senior Vice President and General Counsel in October 2006, our new Chief Financial Officer in November 2006 and our new Senior Vice President of Worldwide Field Operations in January 2007. As a result of these changes, we may not be able to effectively manage our business during this period of transition, especially in light of the changes in our strategy, our restructuring actions and related operations. In addition, we relocated our headquarters from Cupertino, CA to Austin, TX, in October 2007 and our General Counsel will remain in our Cupertino office while other senior management have relocated to Austin, TX. Our ongoing operations could be disrupted during this transition period. There is a risk that the management may not work effectively as a team, at least in the near term. During this transition period, our customers may defer purchasing our products or decide not to purchase them at all. We may experience employee distraction, or we may see increased competitive pressure as our competitors attempt to use this period of change to their advantage. If we are unable to effectively manage through this transition quickly and effectively, it could adversely affect our operating results.
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
Because competition for qualified finance, technical and management personnel is intense and because we recently moved our headquarters, we may not be able to recruit or retain qualified personnel quickly, which could harm our business.*
     We believe our ability to successfully manage and grow our business and to develop new products depends, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled finance personnel, software engineers, sales personnel and management personnel. Competition for qualified technical and management personnel is intense. Effective in October 2007, we moved our headquarters from Cupertino, CA to Austin, TX. While we believe we will be able to retain qualified personnel in Austin, it may take longer than we expect to hire those people and for them to be able to function effectively. Also, in the past some of our competitors have utilized their greater resources to provide substantial signing bonuses and other inducements to lure key personnel away from us. We employ a variety of measures to retain our key people, including granting of stock options and restricted stock and the use of bonuses, but these measures may not be sufficient.

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
We are in the midst of significant changes to our financial reporting and accounting team and systems, which may impact our ability to comply with our financial reporting and accounting obligations. *
     Our financial reporting and accounting team has undergone several personnel changes, including the departure of our Chief Financial Officer in the second quarter of 2006, and the hiring of our new Chief Financial Officer in November 2006. In October 2007 we moved our corporate headquarters from Cupertino, CA to Austin, TX and are in the process of transitioning a significant portion of our finance team. While we have planned with a goal of facilitating an orderly transition, our hiring activities and headquarters move may impair the ability of our finance organization to function effectively. During this transition period, we may have a difficult time attracting, recruiting and retaining qualified finance personnel. In addition, we are in the process of changing our financial reporting systems. While we have taken measures aimed at protecting data and keeping accurate records, there can be no assurance the transition will be done without causing errors, delays or inefficiencies. If we fail to staff our accounting and finance function adequately or maintain adequate internal control over financial reporting, we may be unable to report our financial results accurately or in a timely manner and our business, results of operations and financial condition may suffer.
We have recently moved our headquarters and are implementing plans for reducing expenses. If we fail to achieve the results we expect, there will be a negative effect on our financial condition.*
     As a part of our restructuring plans, in October 2007, we moved our headquarters from Cupertino, CA to Austin, TX. We are also implementing other plans to reduce expenses, which have included the consolidation of certain office locations worldwide, reductions in capital expenditures, reduction in discretionary spending and reduction in our work force. These restructuring actions may distract management and other key personnel from focusing on our business. In addition, if we experience difficulties in implementing these measures, it may be necessary to implement additional cost cutting measures. Our plans to reduce expenses may not be completed in a timely manner or result in anticipated cost savings, which would impair our goal to achieve profitability and positive cash flow. In addition, we are currently operating at a net loss and there can be no assurance as to when we will return to profitability, if at all. In order to fund our ongoing operations in future periods it will be necessary for us to achieve profitability.
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
Changes in generally accepted accounting principles may adversely affect us. *
     In July 2007, the Financial Accounting Standards Board (“FASB”) voted to issue a draft FASB Staff Position (“FSP 14a”) to change the accounting treatment for convertible debt instruments that require or permit partial cash settlement upon conversion. The proposed accounting change would require issuers to separate the debt instruments into two components: a non-convertible bond and a conversion option. The separation of the conversion option would create an original issue discount in the bond component which would be amortized as interest expense over the term of the instrument, resulting in an increase to our reported interest expense. If the FSP is approved and requires adoption to existing convertible debt instruments, we would recognize incremental interest expense on our Convertible Senior Notes which would negatively impact our diluted earnings per share.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
SALES OF UNREGISTERED SECURITES
     The shares shown as repurchased in the table below were surrendered by Borland employees in order to meet minimum tax withholding obligations in connection with the vesting of an installment of their restricted stock awards. Below is a summary of these transactions for the three months ended September 30, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
		Average	Shares (or Units)	Approximate Dollar Value) of
	Total Number	Price Paid	Purchased as Part of	Shares (or Units) that May Yet
	of Shares (or Units)	per share	Publicly Announced	Be Purchased Under the Plans
Period	Purchased	(or Unit)	Plans or Programs	or Programs (1)
Beginning dollar value available to be repurchased as of June 30, 2007				$59,332
July 1, 2007 — July 31, 2007 (2)	13,331	$5.76	—	—
August 1, 2007 — August 31, 2007 (2)	10,835	$4.46	—	—
September 1, 2007 — September 30, 2007 (2)	2,435	$4.46	—	—

Total shares repurchased	26,601	$5.11	—	$59,332

Ending dollar value available to be repurchased under the Discretionary Program as of September 30, 2007 (1)				$59,332

(1)	In September 2001, our Board of Directors authorized the use of up to $30 million to repurchase shares of our outstanding common stock under a discretionary stock repurchase program (“Discretionary Program”). In February 2004, our Board of Directors authorized an additional $30 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on February 4, 2004. In May 2005, our Board of Directors authorized an additional $75 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the SEC on May 20, 2005. No shares were repurchased through our Discretionary Program during the three months ended September 30, 2007.

(2)	Consists of shares of restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the quarter ended September 30, 2007
ITEM 5. OTHER INFORMATION
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
     A copy of any exhibit will be furnished (at a reasonable cost) to any stockholder of Borland upon receipt of a written request. Such request should be sent to Borland Software Corporation, 8303 N. Mo-Pac Expressway, Suite A-300, Austin, TX 78759, Attention: Investor Relations.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of November 2007.

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