Form 10-K
period 2007-12-31
BORLAND SOFTWARE CORP
filed 2008-03-07
CIK 853273

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file no. 001-10824

BORLAND SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-2895440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8303 N. MOPAC EXPRESSWAY, SUITE A-300
AUSTIN, TEXAS 78759
(Address of principal executive offices, including zip code)

(512) 340-2200
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on June 29, 2007 as reported for such date by the Nasdaq Stock Market was approximately $207,751,940. Common stock held by each executive officer and director of the registrant and by each person who owns 5% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed affiliates of the registrant. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

The number of shares of the registrant’s common stock outstanding as of February 29, 2008, the most recent practicable date prior to filing of this report, was 72,962,260.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2007, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

BORLAND SOFTWARE CORPORATION
Form 10-K
For the Fiscal Year Ended December 31, 2007

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

Borland was originally incorporated in California in 1983 and reincorporated in Delaware in 1989. We maintain executive offices and our corporate headquarters at 8303 N. MoPac Expressway, Suite A-300, Austin, Texas 78759, and our main telephone number at that location is (512) 340-2200. We also maintain a website on the Internet at http://www.borland.com.

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

Borland’s solutions address five critical ALM processes: Project & Portfolio Management, Requirements Definition & Management, Lifecycle Quality Management, Model Driven Development and Software Change Management. Each solution can play an important role in helping enterprises manage the complexity of software development and delivery, by providing business, development and operational teams with increased visibility and control over all phases of the software delivery lifecycle. We believe this is especially crucial for large enterprises working within heterogeneous and distributed environments.

We have been evolving our business and strategy in recent years in response to the many changes occurring in the software industry and, specifically in our market. In a March 2005 study, IDC forecasted the ALM market to grow to $3.3 billion in 2009, achieving a 9.2% compound annual growth rate between 2004 and 2009. In order to capitalize on the ALM market growth, we have made changes to our overall product portfolio, our worldwide services organization, our R&D investments, as well as our global sales and marketing models to reflect our Open ALM vision and product strategy. As part of this transformation, we have shifted our focus from selling individual stand-alone products to selling more multi-product, enterprise-class solutions.

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

CodeGear.  Our CodeGear segment focuses on developing tools for individual developers and currently offers a number of Integrated Developer Environment, or IDE, and database products for Java, .NET and Windows development. CodeGear products include Delphi, Delphi for PHP, C++Builder, C#Builder, JBuilder, Turbotm and Interbase. CodeGear also provides worldwide developer support and education services.

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

•	Technology: Our ALM product portfolio today includes capabilities for project and portfolio management, requirements definition and management, modeling, development, lifecycle quality, testing and performance management and software configuration and change management. We intend to continue to develop and buy new technologies to advance and expand our existing technology set.

•	People: Relying on technology alone is not enough. The individuals involved in the development process must be trained on the process and the technology to ensure effective implementation. We intend to continue to develop our educational service offerings to support the key roles and processes within the software delivery lifecycle, and to build out multiple avenues of delivering these services to our customers, including through a network of partners and Web-based delivery programs.

•	Process: We believe that an effective and repeatable process adhering to recognized standards such as Capability Maturity Model Index, or CMMI, is required for companies to get the most from their software development efforts. We also are working to provide best practice consulting for organizations adopting an Agile methodology to software delivery. The Agile methodology is one which anticipates the need for flexibility and applies a level of pragmatism into the delivery of the finished product. It is a methodology which an increasing number of our customers appear to be adopting.

Our Solutions, Products and Services

Solutions

Over the past several years, we have broadened our ALM portfolio to include products and services for project and portfolio management, requirements definition and management, lifecycle quality management, software configuration and change management and modeling. In 2006, we extended the integration between our ALM products and third-party tools, to provide customers with a comprehensive portfolio of integrated ALM solutions to manage, measure and continuously improve each of the critical software delivery processes.

•	Project and Portfolio Management — Enables organizations to gain visibility into whether they are using the right software the correct way, and to measure the results and manage the process.

•	Requirements Definition and Management — Enables organizations to define, manage and certify system or project requirements to reduce miscommunication and ensure that IT is aligned with business priorities.

•	Software Change Management — Enables organizations to manage and respond to changes within the software delivery lifecycle, ultimately helping IT teams to reduce complexity and improve agility and responsiveness to the business.

•	Lifecycle Quality Management — Enables organizations to proactively address and ensure quality from the very beginning of the software delivery lifecycle, rather than test at the end of the lifecycle when quality issues are more expensive to fix.

We believe the ability to master these critical processes is key to transforming software delivery into a managed business process. Our complete solution includes a tailored combination of team training and individual courseware, process improvement services and ALM technology designed and implemented by one of our solution architects with a goal toward fitting a customer’s unique needs. This approach is designed to help IT organizations address their fundamental pain points and transform software delivery into a managed, efficient and predictable business process.

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

Functional Test Automation.  Borland SilkTest is a cost-effective solution for automated functional and regression testing. Intuitive graphical user interface record and replay capabilities, coupled with a stable, easy-to-use testing language, allows test engineers to build functional and regression tests that will not break with minor changes to applications.

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

Services

We offer services aimed at streamlining the path to software process improvement. Our service professionals use our Borland Accelerate Improvement Framework, an integrated implementation framework. The framework integrates three core elements — process, technology and skills development — to create solutions and manage change implementation. We offer a comprehensive and integrated set of consulting, education and technical support solutions to support organizations that are transforming their software delivery processes. These services are offered on a worldwide basis.

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

Consulting Services.  We offer consulting services designed to meet the needs of Global 2000 organizations. Our offerings include:

•	Process Consulting Services. Our process consulting services are designed to establish a process foundation for our customers’ software delivery platform. Process optimization begins with formal appraisals and informal checklists to help enterprises evaluate current performance and set realistic goals. Borland Services build on these assessments by working with management teams to define optimal software delivery practices. We then combine workshops and consulting to define and operationalize the necessary changes into software processes. Throughout the engagement, Borland Services use a customer-tailored approach for deliverables and actionable recommendations to establish processes designed to improve reliability, reduce defects, and improve productivity.

•	Technology Implementation Services. We offer integration services to streamline the assimilation of our solutions into an existing IT environment, thereby protecting existing investments. Borland Services work with enterprise teams to develop customized implementation plans, assess their ability to execute, and as necessary, fill gaps to provide additional leverage. Borland complements integration services with application and data migration services to successfully transition from an existing software development platform. We also offer packaged services, including QuickStart and Technical Account Management, designed to accelerate the rollout of the software delivery platform.

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

Customers and Partners

Our current target customers for ALM solutions are IT organizations within the Global 2000 companies. Our customers operate across a diverse set of industries trying to meet numerous and complex needs, often with globally distributed development teams. Our go-to-market model for the Global 2000 companies is based on direct selling and leveraging a network of system integrators and third-party resellers.

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

We conduct operations and sell a substantial portion of our products outside the United States. In support of those efforts, we currently maintain international offices in a number of foreign countries and territories, including Australia, Canada, France, Germany, Japan, Singapore and the United Kingdom. International sales accounted for 58%, 52% and 57% of our total revenues in 2007, 2006 and 2005, respectively. Specifically, revenues in Europe, Asia and Canada/Latin America accounted for 37%, 12%, and 9% of our total revenue in 2007, respectively. Within Europe, revenues in Germany and the United Kingdom accounted for 11% each, of our total revenue in 2007. We did not have revenue in any other country which amounted to 10% or more of our total revenue in 2007. Additionally, we market and sell our products in international territories, including those not covered by any of our foreign offices, through independent distributors, sales agents, VARs and ISVs. No customer accounted for over 10% of total revenue in 2007, 2006, or 2005. While revenue recognition for our software licenses may be affected by numerous aspects of an arrangement, for the majority of our customer contracts, we recognize software license revenue upon shipment of product. Our policies are discussed extensively in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates. As of December 31, 2007 and 2006, open sales backlog was insignificant.

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

Our research and development efforts are directed at enhancing our current technology and products, especially ALM products. We devote a significant percentage of our operating expenses to research and development efforts. Research and development expenses in 2007, 2006 and 2005 were $57.8 million, $70.2 million and $57.7 million, respectively, representing 22%, 23% and 21%, respectively, of total revenue in those years. Rapid technological advances in software development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions and enhancements characterize the software markets in which we compete. We believe a significant level of research and development is required to achieve our strategic goals and to remain competitive. Even while we aim to manage costs in other areas of our business, we expect to continue to invest in, and commit substantial resources to, product development and engineering. In addition, our product development depends, in part, on licenses with third parties for technology that is incorporated into our products and we intend to continue this practice in the future to the extent we believe it is necessary or efficient for product development strategy.

Competition

Our markets are intensely competitive. In the market for comprehensive software development solutions, we face competition from some of the largest software providers in the world, including IBM, Microsoft Corporation, Sun Microsystems, Inc., Hewlett-Packard Company, Computer Associates and others. We also compete with smaller software companies including Serena Software, Inc., Compuware Corporation and Telelogic AB. These companies currently provide or have stated they intend to provide more comprehensive enterprise software development and integration solutions. We attempt to differentiate our products and solutions from those of our competitors based on cross-platform interoperability, breadth of our ALM offering, integration with process improvement and skills/educational services, total cost of ownership, product quality, performance, and reliability. In the market for our individual IDE products, we face competition from the same companies above, as well as open source initiatives, and several smaller companies. We compete in these markets on cross-platform interoperability, ability to integrate with other products, price, product quality, product functionality, brand, distribution and reputation.

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

Employees

As of December 31, 2007, we employed 1,119 employees, of which 748 were engaged in selling, general and administrative functions and 371 were engaged in research and development. We have also employed temporary contractors in foreign countries and within the United States. To our knowledge, none of our U.S. employees is subject to a collective bargaining agreement or represented by a labor union and we have never experienced a work stoppage. Employees of some of our foreign subsidiaries are represented by workers’ councils or other similar organizations as required or permitted by local law. We believe relations with employees are generally good.

Executive Officers

Our executive officers are appointed annually by our Board of Directors, or the Board, and serve at the discretion of the Board. Set forth below is certain information regarding our current executive officers:

Name	Position	Age

Tod Nielsen	President, Chief Executive Officer and Director	42
Erik E. Prusch	Senior Vice President and Chief Financial Officer	41
Gregory J. Wrenn	Senior Vice President, General Counsel and Secretary	46
David Packer	Senior Vice President, Worldwide Field Operations	43
Peter Morowski	Senior Vice President, Research and Development	49

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

Erik E. Prusch.  Mr. Prusch has served as Chief Financial Officer since November 2006. From January 2004 to November 2006, Mr. Prusch served as Vice President, Finance at Intuit, Inc., a provider of business and financial management software, in its Consumer Tax Group. From April 2001 to January 2004, Mr. Prusch served as Chief Financial Officer of Identix Incorporated, an identity solutions company. Mr. Prusch earned an MBA from the Stern School of Business at New York University and a bachelor’s degree in economics from Yale University.

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

David Packer.  Mr. Packer has served as Senior Vice President of Worldwide Field Operations since January 2007. From March 2005 to January 2007, Mr. Packer served as Vice President of field sales for the Americas. From September 2003 to March 2005, Mr. Packer served as the Vice President and Managing Director of the western region of PeopleSoft, Inc., an enterprise application software company. From February 1993 to September 2003, Mr. Packer was employed at JD Edwards & Company, an enterprise financial applications software company, where his most recent position was Vice President & General Manager for the western region. Mr. Packer holds a master’s degree from the Massachusetts Institute of Technology and a bachelor’s degree from Claremont McKenna College.

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

Risks Relating to Our Business

We have limited experience in the enterprise market for application lifecycle management, or ALM, software solutions. If we are unable to successfully achieve our strategic goals, our operating results could be harmed.

Since we are still in the early stages of focusing our business on Open ALM, and considering ALM is a relatively new and evolving market, it is difficult for us to predict our likelihood of success. There is a limited history upon which to base assumptions as to our probability of success and we are in the process of developing and implementing new products, solutions and sales and marketing strategies. The change in the primary focus of our business from IDE to Open ALM has involved significant changes in our go-to-market strategy, our sales and services organizations and sales cycles and our marketing strategies. If we are not able to successfully develop and implement our new strategies, our business and operating results will be harmed.

Our success is dependent upon our ability to develop effective products which meet our customers’ complex and evolving needs and to integrate our products into effective ALM solutions.

We produce and sell a broad portfolio of products to manage the software development process. The market for these products is characterized by continuous technological advancement, evolving industry standards and changing customer requirements. Our customers use a wide variety of constantly changing hardware, software and operating platforms. While we plan to continue to invest resources to develop products for new or emerging software and hardware platforms in the server, desktop, mobile and other environments that may develop, there is a risk that a new hardware or software platform for which we do not provide products could rapidly grow in popularity. In particular, we believe that this risk is substantial for particular proprietary platforms and languages for which we may not be given economically feasible access or access at all. As a result, we may not be in a position to develop products for such platforms or may be late in doing so. If we fail to introduce new products that address the needs of emerging market segments or if our new products do not achieve market acceptance as a result of delays in development or other factors, our future growth and revenue opportunity could suffer.

A significant portion of our research and development focus is on integrating our existing and recently acquired products into cohesive ALM solutions. Managing our development activities as we gain experience in the evolving ALM market is complex and involves a number of risks. We may not be successful in designing and marketing new products, integrating products into cohesive solutions or providing the necessary enhancements or features to address the sophisticated and varied needs of our customers. To be successful in this market, we will also need to be able to compete with several large and well-established companies with more experience and resources.

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

Our inability to forecast our revenue pipeline or convert revenue pipeline into contracts, especially given our focus on enterprise customers, could increase fluctuations in our revenue and financial results.

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

A significant portion of our business involves licenses of our software that are made directly to large enterprises. These large transactions involve multiple elements and tend to be lengthy and unpredictable. Sales to enterprise customers generally require substantial time, effort and money as we aim to establish relationships and educate them about our solutions. Also, sales to enterprise customers generally require an extensive sales effort throughout many levels within the customer’s organization and often require final approval by several layers of the customer’s executives. These factors substantially extend the sales cycle and increase the uncertainty of whether a sale will be made in any particular quarter, or at all. We have experienced and expect to continue to experience delays and uncertainties in our sales cycles as well as increased up-front expenses in connection with our enterprise sales efforts. The timing of the execution of enterprise volume licenses could cause our results of operations to vary significantly from quarter to quarter, especially when we anticipate certain transactions will close in a particular quarter. Further, industry buying patterns suggest that larger transactions are frequently deferred until later in the quarter, creating increased difficulty in quarterly forecasting. If a sale is never completed despite months or even years of selling efforts, we will have expended substantial time, money and resources during the pre-sales effort without generating any revenue to offset these expenses. Finally, due to the complexity and time commitment necessary to pursue each of these transactions, we focus on a small number of proposed sales at any time and if we fail to complete any of these sales, our business, results of operations and financial condition would be negatively affected.

The complexity of accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could limit our ability to predict our revenue and materially affect our financial results for a given period.

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

We have recently undergone significant changes to our financial reporting and accounting team and systems and are still in the process of making changes to these systems in international regions, which may impact our ability to comply with our financial reporting and accounting obligations.

In October 2007, we moved our corporate headquarters from Cupertino, CA to Austin, TX and in connection with this move, we transitioned a significant portion of our finance team. While we planned for an orderly transition, our new hires have a limited history working together as a part of our accounting team. We also recently began to build an internal audit team, in conjunction with reducing our reliance upon consultants to assess our internal controls over financial reporting. In addition, we recently changed our financial reporting systems in the United States and are continuing to implement changes in our international regions. While we have taken measures aimed at protecting data and keeping accurate records, there can be no assurance the transition will be done without causing errors, delays or inefficiencies. If we fail to staff our accounting and finance function adequately or maintain adequate internal control over financial reporting, we may be unable to report our financial results accurately or in a timely manner and our business, results of operations and financial condition may suffer.

We are in the process of implementing plans for reducing expenses and if we fail to achieve the results we expect, there will be a negative effect on our financial condition.

We announced restructuring plans during 2007, which included the consolidation of certain office locations, reductions in capital expenditures, reduction in discretionary spending, reduction in the work force and other cost cutting measures. We may not be able to realize the cost savings we anticipate from these measures. For example, we may not be able to exit facilities with long term leases. If we are not able to implement these measures as planned, further cost reduction efforts may be necessary. Our plans to reduce expenses may not be completed in a timely manner, which would impair our goal to achieve profitability and positive cash flow. In addition, although we are aiming to implement plans to reach sustainable profitability in the second half of 2008, we are currently operating at a net loss and there can be no assurance as to when we will return to profitability, if at all. In order to fund our ongoing operations in future periods it will be necessary for us to achieve profitability.

We and our independent registered public accounting firm, previously determined that we had a material weakness in our internal control over financial reporting. There can be no assurance that a material weakness will not arise in the future. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. In our Annual Reports on Form 10-K for the years ended December 31, 2005 and 2006, respectively, we reported material weaknesses in our internal control over financial reporting. We have since remediated these deficiencies and continue to spend a significant amount of time and resources to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As reported in Section 9A of this Form 10-K, our management does not believe we had any material weakness in our internal control over financial reporting as of December 31, 2007. However, considering that we have and will continue to evolve our business in a changing marketplace, we are continuing to implement changes in our ERP systems and will continue to make corresponding changes in our internal control in financial reporting, there can be no assurance that material weaknesses or significant deficiencies will not arise in the future.

Should we or our independent registered public accounting firm, determine in future fiscal periods that we have a material weakness in our internal control over financial reporting, the reliability of our financial reports may be impacted, and our results of operations or financial condition may be harmed and the price of our common stock may decline.

In prior periods, we were unable to timely file our annual and quarterly reports as required by the Securities Exchange Act of 1934, and our continued inability to file these reports on time could result in your not having access to important information about us and the delisting of our common stock from the Nasdaq Stock Market.

We were late in filing our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our Quarterly Reports on Forms 10-Q for the fiscal quarters ended March 31, 2006, June 30, 2006, and September 30, 2006. As a result, during the periods in which these reports were late, we were not in compliance with the continued listing requirements of the Nasdaq Stock Market and, in some cases, with the SEC’s rules and regulations under the Securities Exchange Act of 1934. We are required to comply with these rules as a condition of the continued listing of our stock on the Nasdaq Stock Market.

Although we are not currently late with respect to any annual or quarterly report, there can be no assurance that we will be able to file all such reports in the future in a timely manner. If we are unable to timely file these reports in the future, it may impede your access to important information about us. This could cause us to incur substantial expenses, including an increase in the interest rate under our Convertible Senior Notes offering, issued in February 2007. Further, in the case of a prolonged delay in filing, our common stock could be delisted from the Nasdaq Stock Market. Delisting could result in our common stock no longer being traded on any securities exchange or over-the-counter market and could impact its liquidity and price. In addition, if we were delisted, we would be in default under the senior convertible notes, which would cause the notes to become immediately due and payable.

If we are unable to maintain revenue levels for our deployment, or application middleware, products, our financial results may be harmed.

We currently have a portion of our revenue attributable to our deployment products, which we also call or application middleware products. These products are mature products and we primarily rely on new sales to existing customers, maintenance agreements with existing customers, compliance purchases through customer audits and sales through existing independent software vendors and original equipment manufacturers’ partners to generate revenue. We have experienced weakness and fluctuations in revenue from these products in the past and believe they will continue to be subject to commoditization. Our deployment products are generally based on older standards and technologies, which are used in a decreasing number of industries, networks and applications. We devote little marketing resources to these products and primarily rely on the effectiveness of the sales force and compliance teams to work with customers and partners to generate sales. There have been many changes in the sales force over the past several quarters, especially in Europe where we have historically generated a significant amount of revenue from our deployment products. If we are unable to maintain effective sales programs for our deployment products, or if existing customers migrate away from our deployment products, our business, results of operations and financial condition could suffer.

Because competition for qualified technical and management personnel is intense, we may not be able to recruit or retain qualified personnel, which could harm our business.

We believe our ability to successfully manage and grow our business and to develop new products depends, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled software engineers, sales personnel and management personnel. Competition for qualified technical and management personnel is intense and in the past some of our competitors have utilized their greater resources to provide substantial signing bonuses and other inducements to lure key personnel away from us. We have implemented various cost cutting efforts, which makes it challenging to retain key people and recruit new talent, as needed.

Consolidation in our industry or fluctuation in our stock price may impede our ability to compete effectively.

Consolidation continues to occur among companies that compete in our markets. Additionally, some of the largest software and hardware providers in the world have sought to expand their software and services offerings through acquisitions in the software development, deployment and integration space. If large providers, who have significantly greater financial, management, marketing and technical resources than we have, are successful in increasing their offerings in the software development market, our business will be subject to significant pressure and our ability to compete effectively harmed. Additionally, changes resulting from these and other consolidations may harm our competitive position, particularly as certain products, when offered as part of a bundled suite, are offered for free or are given away to sell more hardware, infrastructure components or information technology services.

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

A substantial portion of our revenues are generated from international sales. In addition, a significant portion of our operations consist of activities outside the United States. We now have research and development facilities in several domestic and international locations, and we currently have a direct sales force in approximately eighteen countries around the world. We have a complicated corporate structure, and historically have had geographically dispersed operational controls. In particular, we rely on personnel in our international locations to properly account for and manage our international operations, which introduce inherent difficulties in management and control. Given this, we have and may continue to experience difficulty in efficiently and effectively managing our dispersed and complicated organization. As a result, our results of operations may suffer. In addition, we are subject to other risks inherent in doing business internationally, including:

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

We believe our ALM products are critical to our customers and a defect or error in our products could result in a significant disruption to their businesses. Due to the nature of our complex solutions, there is also the risk that our current products will not prove scalable without substantial effort. If we are unable to develop products that are free of defects or errors or if our products are not able to scale across an enterprise or are perceived to be too complex to scale across an enterprise, our business, results of operations and financial condition could be harmed.

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

Each $1,000 of principal of the convertible senior notes is initially convertible into 156.86 shares of our common stock, subject to adjustment upon the occurrence of specified events. However we may seek to obtain stockholder approval to settle conversions of the notes in cash and shares of common stock, which approval would require the vote of a majority of shares of our common stock at a stockholder meeting duly called and convened in accordance with our organizational documents, applicable law and the rules of the Nasdaq Stock Market.

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

The issuance of Series D Junior Participating Preferred Stock or any preferred stock subsequently issued by our board of directors, under some circumstances, could have the effect of delaying, deferring or preventing a change in control. For example, an issuance of shares of our preferred stock could:

•	adversely affect the voting power of the stockholders of our common stock;

•	make it more difficult for a third-party to gain control of us;

•	discourage bids for our common stock at a premium;

•	limit or eliminate any payments the stockholders of our common stock could expect to receive upon our liquidation; or

•	otherwise adversely affect the market price of our common stock.

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

In addition, certain of our named executive officers and certain other executives have entered into change of control severance agreements, which were approved by our compensation committee. These agreements would likely increase the costs that an acquirer would face in purchasing us and may thereby act to discourage such a purchase.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth the location,approximate square footage and use of each of the principal properties we lease or sublease as of December 31, 2007:

	Approximate
	Square
Location	Footage	Use

Scotts Valley, California — Enterprise Way	149,627	Sales, general and administrative and research and development
Cupertino, California	85,247	Sales, general and administrative
Atlanta, Georgia	39,839	Sales, customer support and research and development
Austin, Texas	33,979	Corporate headquarters, sales, general and administrative and research and development
Singapore	27,051	Sales, general and administrative and research and development
Santa Ana, California	21,622	Sales, research and development
Linz, Austria	17,776	Research and development
Frankfurt, Germany	17,367	Sales, general and administrative
Amstelveen, the Netherlands	14,983	Sales, customer support
Twyford, United Kingdom	13,956	Sales, general and administrative
Belfast, Northern Ireland	13,097	Technical support
Paris, France	10,652	Sales, general and administrative

We lease or sublease all of these properties. The leases expire at various times through 2021.

We lease office space in other cities in the United States as well as in Europe, Canada, Brazil and various countries in Asia. Our existing facilities are adequate to meet our current and projected needs. We lease approximately 367,000 square feet of office space worldwide, net of subleasing and restructuring activities and our leased space is split between two operating segments, Enterprise of approximately 309,000 square feet and CodeGear of approximately 58,000 square feet.

We presently have excess facilities under lease, and we are actively negotiating the sublease for some of these lease commitments as part of our restructuring plans we put in place in 2006 and 2007, which are discussed under Part II Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” we record a liability when we believe it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These accruals are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable; however, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate accruals for any probable and estimable losses. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. We believe that, except as described above, given our current liquidity and cash and investment balances, even were we to receive an adverse judgment with respect to litigation that we are currently a party to, it is likely that such a judgment would not have a material impact on our financial condition, results of operations or liquidity.

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

No matters were submitted to a vote of our stockholders, through a solicitation of proxies or otherwise, during the fourth quarter of fiscal 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Stock Market under the symbol “BORL.” According to the records of our transfer agent and registrar, Mellon Investor Services, L.L.C., we had 2210 stockholders of record of our common stock as of February 29, 2008. We do not currently pay cash dividends. We intend to retain future earnings for use in our business, and therefore, do not anticipate paying cash dividends in the foreseeable future.

The following table sets forth the high and low closing price per share of our common stock as reported on the Nasdaq Stock Market for the periods presented below:

	High	Low

Fiscal 2006
First Quarter	$6.77	$5.15
Second Quarter	$5.54	$4.91
Third Quarter	$6.00	$5.07
Fourth Quarter	$6.15	$5.05
Fiscal Year	$6.77	$4.91
Fiscal 2007
First Quarter	$5.50	$4.89
Second Quarter	$6.20	$5.32
Third Quarter	$6.03	$4.31
Fourth Quarter	$4.49	$2.75
Fiscal Year	$6.20	$2.75

As of March 3, 2008, the most recent practicable date prior to the filing of this Form 10-K, the closing sale price of a share of our common stock was $1.87.

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

No shares were repurchased through our Discretionary Program during the years ended December 31, 2007 and 2006. The Discretionary Program is currently in effect and at December 31, 2007, $59.3 million remains authorized for future repurchases. In connection with the Convertible Senior Notes offering in February 2007, we repurchased 5,883,000 shares of our common stock for $30.0 million.

The shares shown as repurchased in the table below were surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards. Below is a summary of these transactions for the three months ended December 31, 2007:

PURCHASES OF EQUITY SECURITIES

				Maximum
				Number (or
				Approximate
			Total Number	Dollar Value)
	Total		of Shares (or	of Shares (or
	Number	Average	Units) Purchased	Units) that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
	(or Units)	per Share	Announced Plans	Under the Plans
Period	Purchased	(or Unit)	or Programs	or Programs(1)

Beginning dollar value available to be repurchased as of September 30, 2007				$59,332
October 1, 2007 - October 31, 2007(2)	21,062	$4.20	—	—
November 1, 2007 - November 30, 2007(2)	16,126	$3.38	—	—
December 1, 2007 - December 31, 2007(2)	1,868	$3.21	—	—

Total shares repurchased	39,056	$3.81	—	$59,332

Ending dollar value available to be repurchased under the Discretionary Program as of December 31, 2007(1)				$59,332

(1)	In September 2001, our Board of Directors authorized the use of up to $30 million to repurchase shares of our outstanding common stock under a discretionary stock repurchase program (“Discretionary Program”). In February 2004, our Board of Directors authorized an additional $30 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on February 4, 2004. In May 2005, our Board of Directors authorized an additional $75 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the SEC on May 20, 2005. No shares were repurchased through our Discretionary Program during the three months ended December 31, 2007.

(2)	Consists of shares of restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards.

10b5-1 Repurchase Program

In August 2003, our Board of Directors authorized a 10b5-1 stock repurchase program whereby up to 1,000,000 shares or $15 million worth of our outstanding common stock, whichever comes first, may be repurchased with a per day trading limit of 2,000 shares. The program was announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2003. The 10b5-1 Program expired during the third quarter of 2005 when the accumulated total number of shares repurchased under the program reached its authorized maximum of 1,000,000 shares. No shares were repurchased through our 10b5-1 Program during the year ended December 31, 2007. During the year ended December 31, 2005, we repurchased 298,000 shares at an average price of $7.42 per share for total consideration of $2.2 million.

EQUITY COMPENSATION PLAN INFORMATION

The information required under Item 201(d) of Regulation S-K (17 CFR 229.201) is incorporated herein by reference to the information contained in the section captioned “Equity Compensation Plan Information” in the Proxy Statement.

PERFORMANCE GRAPH

$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
$20
206.1
198.0
24.5
12/31/2002
12/31/2003
12/31/2004
12/30/2005
12/29/2006
12/31/2007

Legend

Symbol	CRSP Total Returns Index for:	12/2002	12/2003	12/2004	12/2005	12/2006	12/2007
——— ■	Borland Software Corporation	100.0	79.1	95.0	53.1	44.2	24.5
— — — ★	Nasdaq Stock Market (US Companies)	100.0	149.5	162.7	166.2	182.6	198.0
- - - - ▲	Nasdaq Computer and Data Processing Stocks SIC 7370–7379 US & Foreign	100.0	131.8	145.3	150.2	168.7	206.1

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B. The indexes are reweighted daily, using the market capitalization on the previous trading day.

C. If the monthly interval, based on the fiscal year–end, is not a trading day, the preceding trading day is used.

D. The index level for all series was set to $100.0 on 12/31/2002.

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

Five Year Summary

	Fiscal Year
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Selected Consolidated Statements of Operations Data
Total revenues	$268,781	$304,660	$276,743	$309,548	$295,236
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges(a)	$13,934	$22,073	$20,611	$9,841	$32,758
Impairment of goodwill(b)	$26,509	$—	$—	$—	$—
Operating income (loss)	$(61,040)	$(53,093)	$(34,975)	$18,674	$(39,934)
Other income (charge) items(c)	$—	$1,658	$4,372	$—	$500
Net income (loss)	$(61,673)	$(51,953)	$(29,832)	$11,370	$(40,544)
Net income (loss) per share — basic	$(0.85)	$(0.67)	$(0.38)	$0.14	$(0.51)
Net income (loss) per share — diluted	$(0.85)	$(0.67)	$(0.38)	$0.14	$(0.51)
Shares used in computing basic income (loss) per share	72,875	77,096	77,557	80,425	80,249
Shares used in computing basic income (loss) per share	72,875	77,096	77,557	82,052	80,249

	Fiscal Year
	2007	2006	2005	2004	2003
	(In thousands)

Selected Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$158,866	$55,317	$175,078	$221,198	$202,646
Total assets	$544,017	$443,899	$464,530	$515,283	$511,789
Total long-term obligations	$231,573	$15,689	$15,514	$8,930	$7,156

(a)	Charges consisted of net restructuring costs resulting from workforce reduction activities and facility lease exit costs, amortization of other intangibles, acquisition-related expenses, acquired in-process research and development expenses and earn-out provisions associated with previous company and technology acquisitions. See Note 5 to the Consolidated Financial Statements.

(b)	CodeGear goodwill impairment charge. See Note 2 to the Consolidated Financial Statements.

(c)	Other income consisted of a gain on sale of fixed assets and gains or collections on investments previously written down or written off.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Borland’s solutions address five critical ALM processes: Project & Portfolio Management, Requirements Definition & Management, Lifecycle Quality Management, Model Driven Development and Software Change Management. Each solution can play an important role in helping enterprises manage the complexity of software development and delivery, by providing business, development and operational teams with increased visibility and control over all phases of the software lifecycle. We believe this is especially crucial for large enterprises working within heterogeneous and distributed environments.

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

CodeGear.  Our CodeGear segment focuses on developing tools for individual developers and currently offers a number of Integrated Developer Environment, or IDE, and database products for Java, .NET and Windows development. CodeGear products include Delphi, Delphi for PHP, C++Builder, C#Builder, JBuilder, Turbotm and Interbase. CodeGear also provides worldwide developer support and education services.

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

We recognize license fees on contracts, which do not involve significant implementation or integration essential to the functionality of our products upon delivery when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is probable. For arrangements with multiple elements, we determine the value for services based upon vendor specific objective evidence, or VSOE, in accordance with American Institute of Certified Public Accountants Statement of Position, “Software Revenue Recognition,” or SOP 97-2, and related accounting literature. VSOE for the consulting services element is based upon the standard rates we charge for services, given the complexity of the services and experience of the professional performing the services, or the amount charged on similar transactions. VSOE for annual PCS is based on the stated future renewal rates, if substantive, included in the contracts, the amount charged on a similar transaction or other specific evidence. We recognize revenue for the license portion of a multiple element arrangement based upon the residual contract value as prescribed by SOP No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We assess collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine the collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of payment. If we determine that a fee is not fixed or determinable, we defer the fee and recognize revenue as the fee becomes due. We generally recognize revenue for software licensed for a specific time period, or license term, ratably over the term of the license.

Historically, we developed solutions providing specific functionality to certain hardware vendors. These solutions may involve significant implementation or integration essential to the functionality of our products. We recognize license and service revenues associated with contracts involving significant implementation, integration or new functionality, either on a percentage-of-completion basis or a completed-contract basis depending on whether or not we can obtain reliable estimates of the costs to complete the work. Percentage-of-completion accounting often involves complex accounting decisions, judgments and estimates regarding future costs and recoverability of unbilled amounts. We classify revenues from these arrangements as license and/or service revenues, based upon the estimated fair value of each element based upon VSOE. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” During 2007, 2006 and 2005 we did not account for any consulting contracts on a completed-contract basis or a percentage-of-completion basis.

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

We account for acquisitions as purchases in accordance with the provisions of SFAS No. 141, “Business Combinations.” As such, we report all acquired tangible and identifiable intangible assets and assumed liabilities of acquired companies at fair value. Our determination of the values of acquired intangibles was based on the discounted cash flow method. We recognize the fair value of purchased identifiable intangibles as an operating expense over the estimated useful life of the identifiable intangible, unless the identifiable intangible is determined to have an indefinite life. We recognize the fair value associated with in-process technology as an operating expense during the period the transaction is consummated. We value employee stock options assumed as part of acquisitions using the Black-Scholes valuation model. The value of all vested awards and the value of unvested awards in excess of the intrinsic value of the unvested awards are included as part of the purchase consideration. We report the intrinsic value of the unvested awards as compensation and record it as an operating expense over the remaining vesting period of the award. We value our stock issued as part of the purchase consideration based upon the average of the closing price for the five-day trading period surrounding the transaction. We report total consideration in excess of the fair value of the acquired tangible and identifiable intangible assets, net of assumed liabilities, as goodwill.

Goodwill and identifiable intangibles are accounted for in accordance with SFAS No. 141 “Business Combinations”, or SFAS 141 and SFAS No. 142 “Goodwill and Other Intangible Asset.”, or SFAS 142. Effective January 1, 2007, we changed from reporting one segment to reporting two segments (Enterprise and CodeGear). As of January 1, 2007, we began utilizing a combination of a discounted cash flow and market approach and goodwill was allocated to each of the reporting segments. Please refer to Note 15 “Reportable Segments” below for more information on the accounting related to the reportable segments. Under SFAS 142, goodwill and other long-lived assets must be tested for impairment annually or in interim periods, if conditions indicate possible impairment. Impairment testing of goodwill is performed in two steps. First, the carrying value of the reporting unit is compared to the fair value of the reporting unit including the goodwill. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, we perform the second step. The second step of the impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of the goodwill, the impairment loss shall be recognized as an operating expense in an amount equal to that excess. We performed our annual testing of goodwill for impairment during the third quarter of 2007 and no impairment was indicated as of September 30, 2007. At December 31, 2007, we took into consideration various data points when determining the implied fair value including discounted cash flows and market comparable transactions. Our estimated fair value requires management to make estimates and assumptions that impact the reporting value of goodwill and may result in future write downs beyond the current reduction. As a result of this testing, impairment of $26.5 million was recorded against our CodeGear reporting segment.

We performed our goodwill impairment testing in the third quarter of 2006 based on a single reporting unit and concluded there was no impairment as of September 30, 2006. The market capitalization method was the primary method used to determine the fair values for SFAS 142 impairment purposes. We considered the establishment of two segments as a triggering event under FAS 142 and performed a goodwill allocation and impairment analysis at December 31, 2006 for our reporting segments (Enterprise and CodeGear). We used the cash flow method in determining fair values for goodwill allocation and impairment purposes and concluded there was no impairment for the goodwill allocated to each segment. We did not record impairment to goodwill during 2005. Refer to Note 4 of notes to Consolidated Financial Statements in Item 15 for further discussion of the valuation of goodwill and intangible assets.

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

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management specifically analyzes accounts receivable, historical bad debt patterns, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our gross accounts receivable balance was $60.7 million and $67.6 million as of December 31, 2007 and 2006, respectively. Our allowance for doubtful accounts was $4.3 million and $3.2 million as of December 31, 2007 and 2006, respectively.

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

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility, and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 12 to the Consolidated Financial Statements in Item 15 for a further discussion on stock-based compensation.

Impairment or Disposal of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, we evaluate the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. SFAS 144 requires recognition of impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be disposed. Fair market value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment was recorded in 2007, 2006 and 2005.

Investment Securities

We report investments in debt and marketable equity securities, and equity securities in our investment portfolio, at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Unrealized gains and losses on available-for-sale investment securities are included in equity, net of applicable taxes and other adjustments. We regularly review investment securities for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to maturity or until forecasted recovery, and the financial health of and specific prospects for the issuer. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method. Unrealized gains and losses on investment securities classified as trading and certain retained interests are included in earnings.

Reportable Segments

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

CodeGear.  Our CodeGear segment focuses on developing tools for individual developers and currently offers a number of Integrated Developer Environment, or IDE, and database products for Java, .NET and Windows development. CodeGear products include Delphi, Delphi for PHP, C++Builder, C#Builder, JBuilder, Turbotm and Interbase. CodeGear also provides worldwide developer support and education services.

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

Determining Functional Currencies for the Purpose of Consolidation

We have numerous foreign subsidiaries, which together accounted for 58% of our total revenues in 2007 and 19% of our total assets and 14% of our total liabilities as of December 31, 2007.

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

Based on our assessment of the factors discussed above, we consider the subsidiary’s local currency to be the functional currency for each of our international subsidiaries. Accordingly, we had cumulative translation gains of $10.3 million and $9.1 million, which were included as part of cumulative other comprehensive income within our balance sheet at December 31, 2007 and 2006, respectively. During 2007, we recorded net unrealized foreign currency gains totaling $1.2 million as part of other comprehensive income on the balance sheet, which included translation gains and losses associated with our foreign subsidiaries. During 2006, we recorded net unrealized foreign currency gains totaling $2.5 million. During 2005, we recorded net unrealized foreign currency losses totaling $6.1 million. Had we determined that the functional currency of our subsidiaries was the United States dollar, these translation gains and losses would have been included in our results of operations for each of the years presented.

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

Results of Operations

The following table presents our Consolidated Statements of Operations data and the related percentage of total revenues for 2007, 2006 and 2005 (dollars in thousands):

	2007		2006		2005

License and other revenues	$137,358	51%	$165,886	54%	$163,182	59%
Service revenues	131,423	49	138,774	46	113,561	41

Total revenues	268,781	100	304,660	100	276,743	100

Cost of license and other revenues	6,014	2	7,439	2	8,884	3
Cost of service revenues	40,918	15	55,381	18	40,491	15
Amortization of acquired intangibles and other charges	8,445	3	6,972	2	10,043	4

Cost of revenues	55,377	21	69,792	23	59,418	21

Gross profit	213,404	79	234,868	77	217,325	79

Selling, general and administrative	176,206	66	195,710	64	174,002	63
Research and development	57,795	22	70,178	23	57,687	21
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges	13,934	5	22,073	7	20,611	7
Impairment of goodwill	26,509	10	—	—	—	—

Total operating expenses	274,444	101	287,961	95	252,300	90

Operating loss	(61,040)	(22)	(53,093)	(17)	(34,975)	(12)
Gain on investments, net	—	—	—	—	4,372	2
Gain on sale of fixed assets	—	—	1,658	1	—	—
Interest income	8,742	3	3,168	1	5,509	2

	2007		2006		2005

Interest expense	(5,449)	(2)	(374)	(0)	(302)	(0)
Other expense	(790)	(0)	(790)	(0)	(52)	(0)

Loss before income taxes	(58,537)	(21)	(49,431)	(16)	(25,448)	(8)

Income tax provision	3,136	1	2,522	1	4,384	2

Net Loss	$(61,673)	(22)%	$(51,953)	(17)%	$(29,832)	(10)%

For information concerning our operating results by segment, please see Note 15 to the Consolidated Financial Statements.

Total Revenues

The following table presents our total revenue for 2007, 2006 and 2005 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2007	$	%	2006	$	%	2005

Total revenues	$268,781	$(35,879)	(12)%	$304,660	$27,917	10%	$276,743

We derive revenue from licenses of our software and the sale of related services. No single customer represented greater than 10% of our total revenues in 2007, 2006 and 2005.

License and Other Revenues by Product

We have three major product categories: Application Lifecycle Management (“ALM”), which includes our Tempo, TeamFocus, Caliber, Together, Silk and Gauntlet products; Deployment Product Group also sometimes referred to as our Middleware Applications (“DPG”), which includes our VisiBroker and AppServer products; and Integrated Development Environment (“IDE”), which includes our JBuilder, Delphi, Delphi for PHP, C++Builder, C# Builder, Turbo and Interbase products.

The following table presents our revenues by product (in thousands):

	For the Twelve Months Ended				For the Twelve Months Ended
	December 31, 2007				December 31, 2006
	Entreprise		CodeGear		Entreprise		CodeGear
	ALM	DPG	IDE	Total	ALM	DPG	IDE	Total

License and other revenues	$70,253	$26,433	$40,672	$137,358	$85,030	$29,224	$51,632	$165,886
Service revenues	95,418	19,679	16,326	131,423	90,352	24,373	24,049	138,774

Total	$165,671	$46,112	$56,998	$268,781	$175,382	$53,597	$75,681	$304,660

License and Other Revenues

The following table presents our license and other revenues for 2007, 2006 and 2005 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2007	$	%	2006	$	%	2005

License and other revenues	$137,358	$(28,528)	(17)%	$165,886	$2,704	2%	$163,182
As percent of total revenues	51%			54%			59%

License and other revenues represent amounts for license fees and royalties earned for granting customers the right to use and distribute our software products. License and other revenues decreased $28.5 million in 2007 from 2006. ALM license revenues decreased 17% to $70.3 million in 2007 from 2006. This decrease was the result of lower sales of our Caliber, Control Center, Optimizelt and StarTeam products, partially offset by growth in our Silk products, which we obtained through our acquisition of Segue in April 2006. License revenues from our DPG products decreased 10% to $26.4 million. The decrease was primarily driven by lower sales of our VisiBroker and AppServer products. License revenues from our IDE products decreased 21%, to $40.7 million, primarily on lower sales of our JBuilder product.

License and other revenues increased $2.7 million in 2006 from 2005 due primarily to an increase in revenues from our ALM products, which was partially offset by the decrease in revenues from our DPG and IDE products. During 2006, ALM license revenues increased 63% to $85.0 million as the result of improved performance in solution selling into larger enterprise-level customers and the incremental contribution of our Silk products, which we obtained through our acquisition of Segue in April 2006. License revenues from our IDE products decreased 14%, to $51.6 million, primarily as a result of continued decline in our JBuilder product revenues, due to a delay in the release of a new version JBuilder 2007 until the fourth quarter of 2006. The decrease in JBuilder revenues was partially offset by an increase in our Delphi product revenues, driven by release of Delphi 2006 in the first quarter of 2006. License revenues from our DPG products decreased 43% to $29.2 million as a result of particularly strong compliance and audit activities with existing customers in the first and third quarters of 2005.

Service Revenues

The following table presents our service revenues for 2007, 2006 and 2005 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2007	$	%	2006	$	%	2005

Service revenues	$131,423	$(7,351)	(5)%	$138,774	$25,213	22%	$113,561
As percent of total revenues	49%			46%			41%

Service revenues represent amounts earned for technical support, which includes call support, maintenance and upgrades and for consulting and education services for our software products. Service revenues decreased $7.4 million in 2007, as compared to 2006. Technical support revenues increased $2.6 million to $102.3 million in 2007 compared to $99.7 million in 2006. The increase was due to the contribution of Silk products as a result of our Segue acquisition in April 2006 and support revenue growth in our Caliber, StarTeam and Together products, partially offset by decreases in our DPG and IDE products.

Consulting and education services revenues decreased $9.9 million to $29.2 million in 2007 compared to $39.1 million in 2006. The decrease was primarily attributable to a focus on more license driven consulting projects versus pure consulting engagements.

Service revenues increased $25.2 million in 2006, as compared to 2005. Technical support revenues increased $15.2 million to $99.7 million in 2006 compared to $84.5 million in 2005, primarily due to the acquisition of Segue and our growing base of ALM customers who purchase multi-product solutions with technical support contracts. Consulting and education services revenues increased $10.0 million to $39.1 million in 2006 compared to $29.0 million in 2005, due to follow-on revenue from the Teraquest acquisition and large, long-term contracts associated with the growth and expansion of our ALM business. The consulting and education services help ALM customers accelerate their adoption and deployment of our ALM tools. Consulting and education services revenues totaled 28% and 26% of service revenues in 2006 and 2005, respectively.

International Revenue

International revenues represented 58%, 52% and 57% of total revenues in 2007, 2006 and 2005, respectively. The increase in the percentage of international revenues in 2007 compared to 2006 was principally due to large customer deals in the United Kingdom coupled with a decrease in large customer deals in the United States. Revenue in Asia Pacific, or APAC decreased by $4 million from $37.2 million in 2006 to $33.2 million in 2007 due to continued weakness of our DPG and IDE products sales.

The decrease in the percentage of international revenues in 2006 compared to 2005 was principally due to the expansion of ALM business in the US. Revenue in APAC decreased by $4 million from $41.2 million in 2005 to $37.2 million in 2006 due to continued weakness of our DPG and IDE products sales.

The following table presents our total revenue by country and their percentage of total revenues for 2007, 2006 and 2005 (dollars in thousands):

	2007		2006		2005

United States	$112,652	42%	$147,050	48%	$118,936	43%
Germany	30,666	11	29,210	10	31,010	11
United Kingdom	28,281	11	24,427	8	22,484	8
All other countries	97,182	36	103,973	34	104,313	38

Total revenues	$268,781	100%	$304,660	100%	$276,743	100%

No other single country accounted for revenues greater than 10% of total revenues in 2007, 2006 or 2005.

Our international revenues are influenced by fluctuations in foreign currencies and would be harmed if the U.S. dollar were to strengthen against major foreign currencies, primarily the Euro, the United Kingdom Pound Sterling and the Japanese Yen.

Regional Revenues

The following table presents our total revenues by region and percentage of total revenues for 2007, 2006 and 2005 (dollars in thousands):

	2007		2006		2005

Americas	$136,967	51%	$168,278	55%	$138,008	50%
Europe, Middle East and Africa	98,657	37	99,218	33	97,529	35
Asia Pacific	33,157	12	37,164	12	41,206	15

Total revenues	$268,781	100%	$304,660	100%	$276,743	100%

Our Americas operations include our activities in the United States as well as subsidiaries and branch offices in Brazil and Canada. Our Europe, Middle East and Africa, or EMEA operations include activities of our subsidiaries and branch offices in Finland, France, Germany, Ireland, Italy, the Netherlands, Spain, Sweden and the United Kingdom. Our Asia Pacific, or APAC operations include activities of our subsidiaries and branch offices in Australia, China, Hong Kong, India, Japan, New Zealand, Singapore and Taiwan.

Americas.  Revenues in the Americas region decreased $31.3 million, or 19%, in 2007, compared to 2006. License revenues decreased $27.7 million, or 33%, in 2007, compared to 2006 due primarily to lower large deal volume in our ALM business and consequently our ALM license revenues decreased $20.6 million. DPG and IDE license revenues decreased in 2007 by $2.3 million and $4.8 million respectively. Service revenues decreased $3.6 million, or 4%, in 2007. ALM service revenues increased $3 million in 2007 with consulting and education services revenues and technical support revenues contributing $18.1 million and $47.9 million respectively. The strength in technical support revenues was attributable to our expanding base of enterprise-level customers who have purchased multi-product solutions with technical support contracts attached. DPG and IDE service revenues decreased $2 million and $4.6 million, respectively, in 2007.

Revenues in the Americas region increased $30.3 million, or 22%, in 2006, compared to 2005. License revenues increased $6.8 million, or 9%, in 2006, compared to 2005 due primarily to the strength in ALM license revenues which increased $27.6 million. DPG and IDE license revenues decreased $13.5 million and $7.3 million respectively, partially offsetting the overall increase in license revenues. Service revenues increased $23.5 million, or 38%, in 2006 due to the strong growth in ALM service revenues. ALM service revenues increased $26.4 million in 2006 with both in consulting and education service revenues and technical support revenues contributing $9.4 million and $17.0 million respectively. The strength in technical support revenues was attributable to our expanding base of enterprise-level customers who have purchased multi-product solutions with technical support contracts attached. DPG and IDE service revenues decreased $0.1 million and $2.8 million, respectively, in 2006.

EMEA.  Revenues in the EMEA region decreased $0.6 million, or 1%, in 2007, compared to 2006. License revenues increased $1.6 million in 2007, compared to 2006, due to ALM license revenues increasing $5.9 million, partially offset by decreased DPG license revenues of $1.5 million and IDE license revenues of $2.7 million. Service revenues decreased $2.2 million. An increase in ALM service revenue of $1.5 million was more than offset by DPG and IDE service revenue decreases of $1.5 million and $2.2 million, respectively.

Revenues in the EMEA region increased $1.7 million, or 2%, in 2006, compared to 2005. License revenues increased $0.6 million in 2006, compared to 2005, due to ALM license revenues increasing $6.5 million, IDE license revenues increasing $0.2 million, partially offset by DPG license revenues declining $6.1 million. Service revenues increased $1.1 million. ALM and DPG service revenues increased $3.6 million and $0.6 million respectively. IDE service revenues decreased $3.1 million.

APAC.  Revenues in the APAC region decreased $4 million, or 11%, in 2007, compared to 2006 due to a decline in license revenues of $2.4 million and a decline in service revenues of $1.6. The decline was due primarily to the continued weakness of our revenue from DPG and IDE products in the region, which declined $0.1 million and $4.4 million respectively.

Revenues in the APAC region decreased $4.0 million, or 10%, in 2006, compared to 2005 due to a decline in license revenues of $4.7 million, partially offset by a $0.7 million increase in service revenues. The decline was due primarily lower sales of our DPG and IDE products in the region, which resulted in a decline in revenue by $2.1 million and $1.9 million respectively.

Cost of Revenues

The following table presents our cost of revenues for 2007, 2006 and 2005 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2007	$	%	2006	$	%	2005

Cost of license and other revenues	$6,014	$(1,425)	(19)%	$7,439	$(1,445)	(16)%	$8,884
As percent of license and other revenues	4%			4%			5%
Cost of service revenues	$40,918	$(14,463)	(26)%	$55,381	$14,890	37%	$40,491
As percent of service revenues	31%			40%			36%
Amortization of acquired intangibles	$8,445	$1,473	21%	$6,972	$(3,071)	(31)%	$10,043
As percent of license and other revenues	6%			4%			6%

Cost of License and Other Revenues

Cost of license and other revenues consist primarily of variable costs including production costs, product packaging costs and royalties paid to third-party vendors. Costs of licensing and other revenues tend to fluctuate with changes in product mix. The reductions in the cost of license and other revenues on an absolute dollar basis when comparing 2007 to 2006 were principally attributable to a decrease of cost associated with the manufacturing of our products in 2007 and a decrease in royalties paid to third-party vendors. On a percentage of revenue basis, cost of license revenues remained the same in 2007 compared to 2006. Royalty costs were 2% of license revenues for each of the periods ending 2007, 2006 and 2005. The level of royalty costs in future periods will be dependent upon our ability to obtain favorable licensing terms for our products that include third-party technology and the extent to which we include such third-party technology in our product offerings.

The reductions in the cost of license and other revenue on an absolute dollar basis when comparing 2006 to 2005 were principally attributable to a decrease of cost associated with the manufacturing of our products in 2006 and a decrease in royalties paid to third-party vendors, partially offset by higher material cost due to a higher volume of license revenue in 2006.

Cost of Service Revenues

Cost of service revenues consist primarily of salaries and benefits, third-party contractor costs and related expenses incurred in providing technical support, consulting and education services. Cost of services revenues decreased $14.5 million in 2007 to $40.9 million, compared to $55.4 million in 2006. The overall decrease in cost of services as a percentage of service revenues in 2007, compared to 2006, was attributable to the reduction of non-billable headcount, improved resource utilization, lower negotiated rates with third-party contractors and effective cost management through consolidation of worldwide call centers from nine to three. Accordingly, our service gross profit increased in 2007, compared with 2006. Service gross profit was 69%, 60% and 64% of revenues in 2007, 2006 and 2005, respectively.

The decrease in gross profit in 2006, compared with 2005 was due to an increase in the use of third-party contractors as our consulting services organization has required larger enterprise-level efforts for our ALM products and we have outsourced our maintenance renewal business in Europe.

Amortization of Acquired Intangibles and Other Charges

Amortization of acquired intangibles and other charges consists of the amortization of acquired developed technology, maintenance agreements and customer relationships. Amortization of acquired intangibles and other charges increased 21%, or $1.5 million, during 2007 compared to 2006 due to our acquisition of Segue in April 2006.

Amortization of acquired intangibles and other charges decreased 31%, or $3.1 million, during 2006 compared to 2005 due to the completion of the amortization in December 2005 of acquired developed technology related to the acquisition of Starbase and the completion of the amortization in January 2006 of acquired technology related to the acquisition of TogetherSoft. Partially offsetting these decreases in amortization expenses was an increase in amortization related to the acquisition of Segue in April 2006. During 2006, we recorded $5.5 million of amortization expense for the acquisition of Segue.

Operating Expenses

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses for 2007, 2006 and 2005 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2007	$	%	2006	$	%	2005

Selling, general and administrative expenses	$176,206	$(19,504)	(10)%	$195,710	$21,708	12%	$174,002
As percent of total revenues	66%			64%			63%

Selling, general and administrative expenses primarily consist of employee salaries and benefits, sales commissions, marketing programs, professional fees and facilities and equipment costs. Selling, general and administrative expenses decreased 10%, or $19.5 million to $176.2 million in 2007, compared to $195.7 million in 2006. The decrease resulted primarily from reductions of $8.9 million in incentive compensation due to lower revenues and reduced headcount, $4.9 million in employee benefits due to lower payroll costs and incentive compensation, $3.3 million in facilities costs due to reduction in occupied square footage, $2.9 million in outside services due to lower consulting costs and tax and audit fees and $2.8 million in payroll costs due to reduced headcount. The decreases were partially offset by increases of $2.1 million in bad debt expense and $1.1 million convertible debt expense related to our Convertible Senior Notes offering in February 2007.

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

Research and Development Expenses

The following table presents our research and development expenses for 2007, 2006 and 2005, and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2007	$	%	2006	$	%	2005

Research and development expenses	$57,795	$(12,383)	(18)%	$70,178	$12,491	22%	$57,687
As percent of total revenues	22%			23%			21%

Research and development expenses primarily consist of employee salaries, benefits and other related costs of our engineering staff, external personnel costs, facilities and equipment costs. Research and development expenses decreased 18%, or $12.4 million, to $57.8 million in 2007, compared to $70.2 million in 2006. The decrease was due primarily to a reduction in headcount and headcount related expenses as a result of a realignment and optimization of product development teams. In accordance with the decrease in expenditures for 2007, research and development, as a percentage of revenue, decreased 1% in 2007 from 2006. We continue to believe that focused investment in research and development is critical to our future growth and competitive position in the market place. Therefore, we expect to make future investments in research and development to remain competitive.

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

Restructuring, Amortization of Other Intangibles, Acquisition-Related Expenses and Other Charges

The following table summarizes our restructuring, amortization of other intangibles, acquisition-related expenses and other charges activity for 2007, 2006 and 2005 (dollars in thousands):

	2007		2006		2005

Restructuring	$11,254	81%	$12,880	58%	$16,110	78%
Amortization of other intangibles	413	3	557	3	2,850	14
Acquisition-related expenses	2,267	16	3,836	17	1,642	8
Other charges:
In-process research and development	—	—	4,800	22	300	1
Other charges	—	—	—	—	(291)	(1)

Total	$13,934	100%	$22,073	100%	$20,611	100%

Restructuring.  During 2007, we recorded $11.3 million in net restructuring expenses relating to two separate restructuring plans taken during the year, the first action occurred in the second quarter of 2007 and the second action occurred in the fourth quarter of 2007.

FY 2007 4th Quarter

In December 2007, we announced a worldwide reduction in force. The worldwide reduction in force involved approximately 90 employees, or approximately eight percent of our headcount prior to the reduction, and the closing of facilities in approximately six locations. The workforce reduction and facility actions were primarily in the United States and Europe, and to a lesser degree in other international locations. We incurred $5.2 million in costs relating to our underutilized facility in Cupertino, California and $3.7 million in costs relating to termination benefits for employees eliminated during this action.

These costs were partially offset by the reversal of $0.6 million in previously accrued severance and benefit costs from prior restructuring plans.

FY 2007 2nd Quarter

In April of 2007, we announced the relocation of our corporate headquarters from Cupertino, California to Austin, Texas. The relocation involved restructuring actions with respect to personnel and the consolidation of facilities. Approximately 70 employees, or approximately six percent of our full-time staff, prior to the relocation, were effected. We incurred $3 million in costs relating to termination benefits for employee positions eliminated as a result of the relocation.

FY 2006

During 2006, we recorded $12.9 million in net restructuring expenses, which included $3.1 million of facility related expenses due primarily to the consolidation of underutilized facilities in Lexington, Massachusetts, Sweden, France, Taiwan, Singapore, Japan and Australia. We also incurred $9.4 million in severance costs and $0.4 million in legal expenses for the elimination of 315 positions, of which 158 were in selling, general and administrative and 157 were in research and development.

FY 2005

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

The following table summarizes our restructuring activity for 2007, 2006 and 2005 (in thousands):

	Severance
	and Benefits	Facilities	Other	Total

Accrual at December 31, 2004	98	3,127	308	3,533
2005 restructuring	3,976	13,121	38	17,135
Cash paid and write-offs during 2005	(3,802)	(2,680)	(42)	(6,524)
Reversal of previous restructuring	(80)	(884)	—	(964)

Accrual at December 31, 2005	192	12,684	304	13,180
Acquired from Segue	3,507	542	—	4,049
2006 restructuring	9,577	3,177	446	13,200
Cash paid and write-offs during 2006	(8,904)	(4,800)	(592)	(14,296)
Reversal of previous restructuring	(194)	(52)	(74)	(320)

Accrual at December 31, 2006	4,178	11,551	84	15,813
2007 restructuring	6,434	5,152	321	11,907
Cash paid and write-offs during 2007	(5,776)	(5,119)	(482)	(11,377)
Reversal of previous restructuring	(515)	(138)	—	(653)
Reclassification of previous restructuring	(98)	—	98	—

Accrual at December 31, 2007	$4,223	$11,446	$21	$15,690

Of the $15.7 million in our restructuring accrual at December 31, 2007, $9.9 million was in our short-term accrual and $5.8 million was in our long-term accrual. The long-term accrual is related to the lease obligation for excess capacity at our Scotts Valley, California and Cupertino, California facilities. Our facility accruals represent our remaining lease payments less anticipated sublease income plus lease incentives for prospective tenants and other certain costs.

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

Amortization of other intangibles.  In 2007, we incurred $0.4 million of amortization expense primarily from the acquisitions of Segue, TogetherSoft and Legadero, compared to $0.6 million in 2006. The amortization expenses are related to intangible non-compete agreements and trade names as a result of our acquisitions. The decrease was due to the completion of the amortization of the TogetherSoft trade names intangible asset, partially offset by amortization expense related to the acquisition of Segue in April 2006.

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

Acquisition-related expenses.  In 2007, we recorded $2.3 million in acquisition-related expenses, which was primarily contingent consideration payable under the terms of the Legadero acquisition agreement. Acquisition-related expenses in 2006 consisted of $3.8 million in contingent consideration payable under the terms of the TeraQuest and Legadero acquisition agreements. Acquisition-related expenses in 2005 consisted of $1.6 million of contingent consideration payable under the terms of the TeraQuest acquisition agreement.

Write-off of in-process research and development.  In 2006, as part of our acquisition of Segue, we purchased $4.8 million of in-process research and development, or IPR&D, which had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to operating expense upon completion of the acquisition in April 2006.

Other charges.  In 2005, we acquired $0.3 million of in-process research and development related to the acquisition of Legadero in October 2005. The acquired in-process research and development had not yet reached technological feasibility and had no alternative future use. Accordingly, these costs were charged to expense upon consummation of the acquisition. Additionally, we reversed $0.3 million of liabilities that we did not expect to incur in connection with our acquisition of Starbase.

Impairment of Goodwill

		Change			Change
	2007	$	%	2006	$	%	2005

Impairment of goodwill	$26,509	$26,509	—%	$—	$—	—%	$—
As percent of total revenues	10%			0%			0%

Goodwill and identifiable intangibles are accounted for in accordance with SFAS No. 141 “Business Combinations”, or SFAS 141 and SFAS No. 142 “Goodwill and Other Intangible Asset.”, or SFAS 142. Effective January 1, 2007, we changed from reporting one segment to reporting two segments (Enterprise and CodeGear). As of January 1, 2007, we began utilizing a combination of a discounted cash flow and market approach and goodwill was allocated to each of the reporting segments. Please refer to Note 15 “Reportable Segments” below for more information on the accounting related to the reportable segments. Under SFAS 142, goodwill and other long-lived assets must be tested for impairment annually or in interim periods, if conditions indicate possible impairment. Impairment testing of goodwill is performed in two steps. First, the carrying value of the reporting unit is compared to the fair value of the reporting unit including the goodwill. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, we perform the second step. The second step of the impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of the goodwill, the impairment loss shall be recognized as an operating expense in an amount equal to that excess. We performed our annual testing of goodwill for impairment during the third quarter of 2007 and no impairment was indicated as of September 30, 2007. At December 31, 2007, we took into consideration various data points when determining the implied fair value including discounted cash flows and market comparable transactions. Our estimated fair value requires management to make estimates and assumptions that impact the reporting value of goodwill and may result in future write downs beyond the current reduction. As a result of this testing, impairment of $26.5 million was recorded against our CodeGear reporting segment.

We performed our goodwill impairment testing in the third quarter of 2006 based on a single reporting unit and concluded there was no impairment as of September 30, 2006. The market capitalization method was the primary method used to determine the fair values for SFAS 142 impairment purposes. We considered the establishment of two segments as a triggering event under FAS 142 and performed a goodwill allocation and impairment analysis at December 31, 2006 for our reporting segments (Enterprise and CodeGear). We used the cash flow method in determining fair values for goodwill allocation and impairment purposes and concluded there was no impairment for the goodwill allocated to each segment. We did not record impairment to goodwill during 2005.

Gain on Investments, net

In 2005, we sold an equity investment in privately held Trolltech A.S, which was previously determined to be impaired and written-off in fiscal 2002. We recognized a gain of $4.7 million in 2005 on this transaction. Partially offsetting this gain was $0.3 million of expense in 2005 related to a note receivable from a third-party for which collection is uncertain.

Gain on Sale of Fixed Assets

During 2006, we recognized a gain of $1.7 million on the sale of property, encompassing land and office buildings, located at 1700 and 1800 Green Hills Road, Scotts Valley, California.

Interest Income

The following table presents our interest income for 2007, 2006 and 2005 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2007	$	%	2006	$	%	2005

Interest income	$8,742	$5,574	176%	$3,168	$(2,341)	(42)%	$5,509
As percent of total revenues	3%			1%			2%

Interest income consists primarily of interest earned on cash and cash equivalents. Interest income increased $5.6 million in 2007 to $8.7 million from $3.2 million in 2006 and is primarily attributable to interest income from the cash generated from our Convertible Senior Notes offering that occurred in the first quarter of 2007.

During 2006, interest income was $3.2 million, compared to $5.5 million in 2005. The $2.3 million decrease in interest income in 2006 was primarily attributable to a decrease in interest income as a result of a lower level of cash, cash equivalents and short-term investments. The decrease in cash, cash equivalents and short-term investments was a result of our acquisition of Segue in April 2006 which used approximately $102.5 million of cash, net of cash acquired.

Interest Expense

The following table presents our interest expense for 2007, 2006 and 2005 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2007	$	%	2006	$	%	2005

Interest expense	$5,449	$5,075	1,357%	$374	$72	24%	$302
As percent of total revenues	2%			0%			0%

The increase in interest expense of $5.1 million in 2007, when comparing to 2006, was primarily attributable to interest incurred on our Convertible Senior Notes offering that occurred in the first quarter of 2007. The increase in interest expense, when comparing 2006 to 2005 was $0.1 million.

Other Expense

The following table presents our other expense for 2007, 2006 and 2005 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2007	$	%	2006	$	%	2005

Other expense	$790	$—	—%	$790	$738	1,419%	$52
As percent of total revenues	0%			0%			0%

Other expense consists primarily of realized and unrealized foreign currency transactions. The amount of foreign currency and other gains or losses we realize primarily represents fluctuations in the U.S. dollar versus the foreign currencies in which we conduct business.

Income Tax Provision

The following table presents our income tax provision for 2007, 2006 and 2005 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2007	$	%	2006	$	%	2005

Income tax provision	$3,136	$614	24%	$2,522	$(1,862)	(42)%	$4,384
As percent of total revenues	1%			1%			2%

On a consolidated basis, we generated a pre-tax loss of $58.5 million in 2007, $49.4 million in 2006, and $25.4 million in 2005. Our income tax provision, as a percentage of pre-tax loss, was 5%, 5% and 17% for 2007, 2006, and 2005, respectively. The change in income tax provision in 2007 as compared to 2006, both in absolute dollars and as a percentage, was largely attributable to an increase in foreign taxes on the income of our non-US subsidiaries. The change in income tax provision in 2006 as compared to 2005, both in absolute dollars and as a percentage, was largely attributable to a decrease in foreign taxes on the income of our non-US subsidiaries, plus a benefit of a release of tax contingency held for foreign tax audits. In 2007, 2006, and 2005, substantially all of our tax provision related to non-U.S. taxes.

Our effective tax rate is primarily dependent on the location of taxable profits (if any), the utilization of our net operating loss, or NOL, carryforwards in certain jurisdictions, the imposition of withholding taxes on revenues regardless of our profitability, and changes in contingency reserves.

At December 31, 2007, we recorded valuation allowances against substantially all of our deferred tax assets and all of our deferred tax assets at December 31, 2006. In accordance with SFAS 109 and based on all available evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces our deferred tax assets to an amount that is more likely than not to be realized. The amount of the valuation allowance can be attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of net operating loss carryovers, tax credit carryovers, accrued expenses, and other temporary differences.

Undistributed earnings of Borland’s foreign subsidiaries amounted to approximately $48.9 million as of December 31, 2007. Approximately $29.9 million is considered to be non-permanently reinvested, and applicable residual U.S. and foreign withholding taxes of $0.8 million have been provided. With respect to the balance of $19 million of foreign undistributed earnings, applicable U.S. income and non-U.S. withholding taxes have not been provided as such earnings are considered to be permanently invested in foreign operations.

Refer to Note 8 of our notes to Consolidated Financial Statements for further information regarding the components of our income tax provision.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments.  Cash, cash equivalents and short-term investments were $158.9 million at December 31, 2007, an increase of $103.6 million from a balance of $55.3 million at December 31, 2006. Cash, cash equivalents and short-term investments increased due to our debt offering that occurred in the first quarter of 2007. We issued 2.75% Convertible Senior Notes due 2012 in the aggregate principal amount of $200 million to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. We used approximately $30 million of the net proceeds from the sale of the notes to repurchase approximately 5.9 million shares of our common stock. Working capital increased $128 million during 2007 to $117.4 million at December 31, 2007 from $(10.6) million at December 31, 2006. The increase in working capital during 2007 was due principally to the increase in cash, cash equivalents and short-term investments. The components of working capital, net of foreign currency fluctuations, included decreases to accounts payable and accrued expenses of $12.2 million, deferred revenues of $7.9 million and prepaid expenses and other assets of $2.9 million. These decreases to working capital in 2007 were partially offset by increases in accounts receivable of $7.5 million and accrued interest of $2.1 million.

Net cash provided by and used in operating activities.  Net cash used by operating activities in 2007 was $18.3 million, which included a net loss of $61.7 million, non-cash related expenses of $48.8 million and a $0.8 million loss of fixed assets disposal. Working capital uses of cash included a decrease in accounts payable and accrued expenses, prepaid expenses and other assets and deferred revenue. These decreases to working capital were partially offset by a decrease in accounts receivable and an increase in accrued interest and other current and long-term liabilities.

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

Net cash provided by and used in investing activities.  Net cash used in investing activities during 2007 was $111.3 million. During 2007, we had net purchases of short-term investments of $106 million and purchases of property, plant and equipment of $5.5 million.

Net cash provided by investing activities during 2006 was $27.8 million. During 2006, sales and maturities of short-term investments totaled $125.9 million. We sold the majority of our short-term investments and utilized $102.5 million for the Segue acquisition, which closed in April 2006. Additionally, we used $6.2 million for purchases of property, plant and equipment, offset by proceeds of $11.0 million from the sale of the Scotts Valley building. In the future, we may utilize additional cash resources to fund other acquisitions or investments in other businesses, technologies or product lines.

Net cash used in investing activities during 2005 was $1.0 million. During 2005 we had net sales of short-term investments of $18.7 million and purchases of property and equipment of $7.2 million. We also used $12.7 million, net of cash acquired, to purchase Legadero and $4.4 million, net of cash acquired, to purchase TeraQuest.

Net cash provided by and used in financing activities.  Net cash provided by financing activities during 2007 was $165.9 million, resulting primarily from net proceeds of $194.2 million from the 2.75% Convertible Senior Notes offering issued in February 2007 and $1.6 million received for the issuance of shares of our common stock from stock option exercises and from the purchase of shares by employees under our employee stock purchase plan. These proceeds were partially offset by approximately $30 million used to repurchase approximately 5.9 million shares of our common stock on the open market. At December 31, 2007, $59.3 million remains authorized for future repurchases.

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

As of December 31, 2007, we believed that our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements for at least the 2008 fiscal year. Following our debt offering, our cash position has substantially improved. Nevertheless at some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financings. If we need to seek additional financing in the future, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Leases.  We lease certain of our office and operating facilities and certain of our furniture and equipment under various operating leases. In connection with our acquisition of Segue we acquired a capital lease for leasehold improvements on a facility in Austria. At December 31, 2007 the obligation totaled $0.1 million which is payable through 2010.

Our operating leases expire at various times through 2021. At December 31, 2007, future minimum lease and sublease payments under non-cancelable operating leases and subleases and future minimum lease and sublease income under non-cancelable leases and subleases were as follows (in thousands):

	Less than	1-3	3-5	More than
	1 Year	Years	Years	5 Years	Total

Operating leases	$10,721	$19,422	$7,418	$6,639	$44,200
Restructured operating leases	5,914	12,107	4,843	—	22,864
Convertible senior notes	—	—	200,000	—	200,000
Capital lease	41	84	—	—	125

Gross commitments	16,676	31,613	212,261	6,639	267,189
Sublease income	(3,056)	(8,580)	(4,909)	—	(16,545)

Net commitments	$13,620	$23,033	$207,352	$6,639	$250,644

The restructured operating leases above represent total lease commitments that are not associated with continuing operations and include exited facilities located in California, North Carolina and Sweden.

At December 31, 2007, we had a commitment regarding outsourcing arrangements for portions of our information technology operations. We terminated the contract for this service on January 30, 2008 with an effective date of July 30, 2008. We will incur a termination fee of $0.9 million during 2008. This amount is not included in the operating lease commitments table above.

Indemnifications.  For information regarding indemnifications, refer to Note 16 of the notes to Consolidated Financial Statements.

Royalties.  We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense, which was recorded in cost of license and other revenues on our Consolidated Statements of Operations, was $2.6 million, $3.4 million and $3.5 million in 2007, 2006 and 2005, respectively.

FIN 48 Liability.  Effective January 1, 2007, we adopted the provisions of FIN 48 (see Note 2). As of December 31, 2007, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and interest deductions is $17.8 million, of which none is expected to be paid within one year. The balance of $17.8 million is recorded in other long-term liabilities in the balance sheet.

Off-Balance Sheet Arrangements.  As part of our ongoing business, we do not participate in material transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2007, we are not involved in any material unconsolidated transactions.

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

During 2007, we recorded net realized foreign exchange losses of $1.3 million, included as part of other expense in our Consolidated Statements of Operations. The foreign exchange losses were primarily due to fluctuation in the Euro, the United Kingdom Pound Sterling, the Singapore dollar and the Japanese Yen versus the U.S. dollar. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

During 2007 we recorded unrealized foreign currency gain of $1.2 million, in cumulative other comprehensive income on our Consolidated Balance Sheets, in part, due to foreign currency movements on our long-term inter-company balances. As of December 31, 2007, we had $12.3 million, $5.8 million, $1.6 million, $1.1 million and $0.4 million in long-term inter-company receivable balances that will be settled in Singapore dollars, Indian Rupee, Brazilian Real, Australian dollars, and Japanese Yen, respectively and $13.1 million in long-term inter-company payable balances that will be settled in Euros.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. During 2007, we initiated an investment strategy to achieve this objective by investing available funds in a portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including but not limited to government and corporate securities, auction rate securities, time deposits and money market funds. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. We have limited exposure to risks related to auction rate securities as we have sold the remaining $4 million in auction rate securities in January 2008, with an immaterial gain.

A hypothetical decrease on 100 basis points in interest rates earned on our investment portfolio would reduce annual pre-tax earning by approximately $2 million. Actual results may differ from this estimate.

Short-term investments.  At December 31, 2007, our cash and cash equivalents consisted primarily of commercial paper. Short-term investments consist of marketable securities, including but not limited to corporate notes, corporate bonds and medium-term notes in large U.S. institutions and governmental agencies and auction rate securities. Our marketable securities that are classified as short-term investments will mature in less than one year from December 31, 2007. Auction rate securities may have nominal maturity dates that are more than one year from December 31, 2007, but are classified as short term investments by the Company. These securities are classified as available-for-sale and are recorded at their estimated fair value.

Long-term investments.  At December 31, 2007, long-term investments consisted of long-term marketable securities. We will periodically analyze our long-term investments for impairments that could be considered other than temporary. We classify our long-term investments as available-for-sale.

Credit Risks

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions and commercial paper. We have limited exposure to risk related to auction rate securities as we have sold the remaining $4 million in auction rate securities in January 2008, with an immaterial gain. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. No single customer represented greater than 10% of total accounts receivable, net of allowances, as of December 31, 2007, 2006 or 2005.

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

	Fiscal 2007 (Unaudited)
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Total revenues	$61,457	$72,958	$63,400	$70,966
Gross profit	$48,642	$59,274	$49,584	$55,904
Restructuring, amortization of other intangibles, acquisition-related expenses and other expenses(a)	$9,259	$1,588	$2,213	$874
Impairment of goodwill(b)	$26,509	$—	$—	$—
Net income (loss)	$(41,706)	$500	$(11,249)	$(9,218)
Net income (loss) per share-basic	$(0.57)	$0.01	$(0.16)	$(0.12)
Net income (loss) per share-diluted	$(0.57)	$0.01	$(0.16)	$(0.12)
Shares used in computing basic net income (loss) per share	72,533	72,371	72,201	74,395
Shares used in computing diluted net income (loss) per share	72,533	72,554	72,201	74,395

	Fiscal 2006 (Unaudited)
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Total revenues	$75,772	$82,366	$76,950	$69,572
Gross profit	$58,488	$64,065	$58,540	$53,775
Restructuring, amortization of other intangibles, acquisition-related expenses and other expenses(a)	$6,717	$5,060	$9,246	$1,050
Net loss	$(10,823)	$(13,142)	$(19,049)	$(8,939)
Net loss per share-basic and diluted	$(0.14)	$(0.17)	$(0.25)	$(0.12)
Shares used in computing basic and diluted net loss per share	77,622	77,263	76,876	76,640

(a)	Charges consisted of net restructuring costs resulting from workforce reduction activities, facility lease exit costs, amortization of other intangibles, acquisition-related expenses, acquired in-process research and development expenses, earn-out provisions associated with previous company and technology acquisitions. See Note 5 to the Consolidated Financial Statements.

(b)	CodeGear goodwill impairment charge. See Note 2 to the Consolidated Financial Statements.

Our financial statements included with this Form 10-K are set forth under Item 15 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act rules. This evaluation was done under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and other management. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide a reasonable level of assurance that the financial information we are required to disclose in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported accurately within the time periods specified in the SEC’s rules and forms. Management believes that the financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows in accordance with the accounting principles generally accepted in the United States (“GAAP”) for the periods presented.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fourth quarter ended December 31, 2007, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 which our management concluded materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

Information required by this item will be set forth in the Proxy Statement for the 2008 Annual Meeting of Stockholders under the headings “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the section captioned “Proposal No. 2 — Ratification of Engagement of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Upon written request, we will provide, without charge, a copy of our Annual Report on Form 10-K, including the consolidated financial statements and financial statement schedules for our most recent fiscal year. All requests should be sent to:

Borland Software Corporation
Attention: Investor Relations
8303 N. MoPac Expressway, Suite A-300
Austin, TX 78759
USA

Investor relations can also be reached at (512) 340-2200.

Index to Exhibits

Except as so indicated in Exhibit 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger, dated as of February 7, 2006, by and among Segue Software, Inc., Borland Software Corporation and Beta Merger Sub, Inc.	8-K	2/8/2006	2.1
2.2	Form of Voting Agreement, dated as of February 7, 2006, by and among Borland Software Corporation and the other parties signatory thereto	8-K	2/8/2006	2.2
3.1	Restated Certificate of Incorporation of Borland Software Corporation	10-Q	8/9/2005	3.1
3.2	Amended and Restated Bylaws of Borland Software Corporation	10-Q	8/9/2005	3.2
4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/2001	1
4.2	Specimen Stock Certificate of Borland Software Corporation	10-Q	5/13/2002	4.1
4.3	Indenture by and between the Company and U.S. Bank National Association, as trustee, dated February 6, 2007	8-K	2/08/2007	4.1
4.4	Global Note representing the Company’s 2.75% Convertible Senior Note due 2012	8-K	2/08/2007	4.2

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

4.5	Registration Rights Agreement by and between the Company and J.P. Morgan Securities Inc., dated February 6, 2007	8-K	2/08/2007	4.3
10.1	Form of Indemnity Agreement.+	S-8	9/26/1990
10.2	2005 Incentive Compensation Plan for Executive Officers.+	10-K	3/25/2005	10.2
10.3	2006 Incentive Compensation Plan for Executive Officers.+	8-K	3/20/2006	10.86
10.4	1985 Stock Option Plan.+	10-K	3/28/2003	10.4
10.5	Non-Employee Directors’ Stock Option Plan.+	8-K	12/27/1991
10.6	1992 Stock Option Plan.+	S-8	7/4/1992
10.7	1993 Stock Option Plan.+	S-8	3/11/1993
10.8	1997 Stock Option Plan.+	S-8	12/19/1997	4.4
10.9	Amendment to the 1997 Stock Option Plan.+	S-8	9/1/2000	4.9
10.10	Second Amendment to the 1997 Stock Option Plan.+	S-8	6/1/2001	4.6
10.11	1997 Employee Stock Purchase Plan.+	S-8	12/19/1997	4.5
10.12	1998 Nonstatutory Stock Option Plan.+	10-K	3/28/2003	10.12
10.13	1999 Employee Stock Purchase Plan.+	10-Q	8/9/2005	10.12
10.14	Borland Software Corporation Dale Fuller Individual Stock Option Plan.+	10-K	4/4/2000	10.18
10.15	2002 Stock Incentive Plan.+	8-K	5/16/2005	99.2
10.16	Form of Notice of Grant under the Discretionary Option Grant Program of the 2002 Stock Incentive Plan.+	10-Q	11/9/2004	10.73
10.17	Form of Stock Option Agreement under the Discretionary Option Grant Program of the 2002 Stock Incentive Plan.+	10-Q	11/9/2004	10.74
10.18	Form of Stock Issuance Agreement under the 2002 Stock Incentive Plan.+	10-K	3/25/2005	10.17
10.19	Form of Option Agreement under the Automatic Option Grant Program of the 2002 Stock Incentive Plan.+	10-K	3/25/2005	10.18
10.20	Form of Addendum to Stock Option Agreement under the 2002 Stock Incentive Plan (Twelve Months Acceleration).+	10-K	3/25/2005	10.19
10.21	Form of Addendum to Stock Option Agreement under the 2002 Stock Incentive Plan (50% Acceleration).+	10-K	3/25/2005	10.20
10.22	Form of Addendum to Stock Option Agreement under the 2002 Stock Incentive Plan (100% Acceleration).+	10-K	3/25/2005	10.21
10.23	Form of Stock Issuance Agreement under the Stock Issuance Program of the 2002 Stock Incentive Plan.+	10-Q	11/8/2005	10.74
10.24	Form of Acceleration Addendum to Stock Issuance Agreement under the Stock Issuance Program of the 2002 Stock Incentive Plan.+	10-Q	11/8/2005	10.75
10.25	Form of Stock Option Agreement under the Discretionary Option grant program of the 2002 Stock Incentive Plan, as amended on October 27, 2005.+	10-Q	11/8/2005	10.76
10.26	Form of Acceleration Addendum to Stock Option Agreement under the Discretionary grant program of the 2002 Stock Incentive Plan.+	10-Q	11/8/2005	10.77
10.27	Borland Software Corporation 2003 Supplemental Stock Option Plan.+	8-K	3/20/2006	10.87
10.28	Segue Software Inc. Special Termination and Vesting Plan.+	8-K	7/6/2006	10.89
10.29	Starbase Corporation 2001 Stock Plan.+	S-8	1/24/2003	99.1

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

10.30	Starbase Corporation 1996 Stock Option Plan.+	S-8	1/24/2003	99.2
10.31	Starbase Corporation NSO Stock Option Program.+	S-8	1/24/2003	99.3
10.32	TogetherSoft Corporation 2000 Stock Plan.+	S-8	1/24/2003	99.6
10.33	TogetherSoft Corporation 2001 Officer Stock Plan.+	S-8	1/24/2003	99.7
10.34	TogetherSoft Corporation 2001 Non-U.S. Plan.+	S-8	1/24/2003	99.8
10.35	TogetherSoft Corporation 2001 California Plan.+	S-8	1/24/2003	99.9
10.36	Employment Agreement between Dale L. Fuller and Borland Software Corporation dated as of January 1, 2001.+	10-K	3/29/2001	10.20
10.37	Amendment to Employment Agreement between Borland Software Corporation and Dale L. Fuller, dated July 1, 2003.+	10-Q	11/14/2003	10.3
10.38	Employment Agreement between Borland Software Corporation and Kenneth R. Hahn dated as of August 7, 2002.+	10-Q	11/14/2002	99.3
10.39	Amendment to Employment Agreement between Borland Software Corporation and Kenneth R. Hahn dated as of October 22, 2002.+	10-Q	11/14/2002	99.4
10.40	Amendment to the Employment Agreement between Borland Software Corporation and Kenneth R. Hahn, dated as of June 7, 2004.+	10-Q	8/9/2004	10.72
10.41	Addendum to Stock Option Agreement between Borland Software Corporation and Kenneth R. Hahn dated as of November 3, 2004.+	10-K	3/25/2005	10.39
10.42	Amendment to Employment Agreement between Borland Software Corporation and Kenneth R. Hahn dated as of May 12, 2005.+	8-K	5/16/2005	99.3
10.43	Employment Agreement between Borland Software Corporation and Timothy J. Stevens, dated September 17, 2003.+	10-Q	11/14/2003	10.5
10.44	Amendment to Employment Agreement between Borland Software Corporation and Timothy J. Stevens, dated March 4, 2004.+	10-K	3/15/2004	10.34
10.45	Addendum to Stock Option Agreement between Borland Software Corporation and Timothy J. Stevens dated as of November 3, 2004.+	10-K	3/25/2005	10.44
10.46	Separation and Mutual Release Agreement between the Company and Timothy J. Stevens dated June 16, 2006.+	8-K	6/19/2006	10.1
10.47	Employment Agreement between Borland Software Corporation and Matthew Thompson, dated October 1, 2003.+	10-Q	11/14/2003	10.6
10.48	Separation Agreement and Full and Final Release of Claims between the Company and Matthew Thompson, dated January 5, 2007.+	8-K	1/08/2007	10.100
10.49	Employment Agreement between the Company and Tod Nielsen, dated November 1, 2005.+	8-K	11/8/2005	10.73
10.50	Form of Addendum to Employment Offer Letters for Severance Benefits for Named Executive Officers.+	10-Q	11/8/2005	10.78
10.51	2003 Stock Option Agreement for Tod Nielsen under the 2003 Supplemental Stock Option Plan.+	10-K	5/02/2006	10.52
10.52	Addendum to Stock Option Agreement for Tod Nielsen.+	10-K	5/02/2006	10.53
10.53	Stock Issuance Agreement for Tod Nielsen.+	10-K	5/02/2006	10.54
10.54	Addendum to Stock Issuance Agreement for Tod Nielsen.+	10-K	5/02/2006	10.55

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

10.55	Amendment to Employment Agreement between the Company and Tod Nielsen effective as of November 1, 2005.+	8-K/A	11/23/2005	10.79
10.56	Employment Offer Letter between the Company and Peter Morowski, dated June 3, 2006.+	8-K	8/21/2006	10.93
10.57	Addendum to Employment Offer Letter for Severance Benefits between the Company and Peter Morowski, dated June 3, 2006.+	8-K	8/21/2006	10.94
10.58	Employment Offer Letter between the Company and Greg Wrenn, dated September 7, 2006.+	8-K	10/19/2006	10.96
10.59	Addendum to Employment Offer Letter for Severance Benefits between the Company and Greg Wrenn, dated September 7, 2006.+	8-K	10/19/2006	10.97
10.60	Employment Agreement between the Company and Michael Sullivan, dated July 5, 2006.+	8-K	7/6/2006	10.88
10.61	Separation Agreement and Full and Final Release of Claims between the Company and Michael Sullivan, dated September 18, 2006.+	8-K	9/22/2006	10.95
10.62	Employment Offer Letter between the Company and Erik Prusch, dated October 2, 2006.+	8-K	11/14/2006	10.98
10.63	Addendum to Employment Offer Letter for Severance Benefits between the Company and Erik Prusch, dated October 2, 2006.+	8-K	11/14/2006	10.99
10.64	Employment Offer Letter between the Company and David Packer, dated January 4, 2007.+	8-K	1/08/2007	10.101
10.65	Addendum to Employment Offer Letter for Severance Benefits between the Company and David Packer.+	8-K	1/08/2007	10.102
10.66	Summary of Board Compensation.+	8-K	1/17/2007	10.103
10.67	Lease Agreement by and between Borland Software Corporation and ScanlanKemperBard Companies dated as of February 17, 2000.	10-K	3/29/2001	10.44
10.68	First Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of September 30, 2000.	10-K	3/29/2001	10.45
10.69	Second Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of June 1, 2001.	10-K	3/28/2003	10.54
10.70	Third Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of November 1, 2001.	10-K	3/28/2003	10.55
10.71	Office Lease and amendment between Starwood O.C. Portfolio I, L.L.C., and Starbase Corporation.	10-K	3/28/2003	10.57
10.72	Lease and amendment between Davis Sandler Three LLC and TogetherSoft Corporation.	10-K	3/28/2003	10.58
10.73	Agreement of Purchase and Sale dated May 30, 2006 between Borland Software Corporation and Fowler Property Acquisitions, LLC.	8-K	6/5/2006	10.1
10.74	First Amendment to Agreement of Purchase and Sale dated May 30, 2006 between Borland Software Corporation and Fowler Property Acquisitions, LLC, dated June 30, 2006.	8-K	7/7/2006	10.91

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

10.82	Amendment to Stock Option Agreement between Borland Software Corporation and Dale L. Fuller, dated February 2, 2005.+	10-Q	5/10/2005	10.72
10.83	Visual Studio Partner Master Agreement between Microsoft Corporation and Borland Software Corporation, dated August 11, 2006.	10-K	3/15/2007	10.97
21.1	Subsidiaries of Borland Software Corporation.				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X
31.1	Certification of Tod Nielsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X
31.2	Certification of Erik Prusch, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X
32.1	Certification of Tod Nielsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.++				X
32.2	Certification of Erik Prusch, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.++				X

+	Management contract or compensatory plan or arrangement.

++	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Borland Software Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

A copy of any exhibit will be furnished (at a reasonable cost) to any of our stockholders upon receipt of a written request. Such request should be sent to Borland Software Corporation, 8303 N. MoPac Expressway, Suite A-300, Austin, Texas USA 78759, Attn: Corporate Secretary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Borland Software Corporation has duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on the 7 day of March 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Borland Software Corporation and in the capacities as indicated on the 7 day of March 2008:

/s/ John F. Olsen John F. Olsen	Chairman of the Board

/s/ Tod Nielsen Tod Nielsen	President, Chief Executive Officer and Director (principal executive officer)

/s/ Erik E. Prusch Erik E. Prusch	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ Charles F. Kane Charles F. Kane	Director

/s/ Bryan LeBlanc Bryan LeBlanc	Director

/s/ T. Michael Nevens T. Michael Nevens	Director

/s/ William K. Hooper William K. Hooper	Director

/s/ Robert Tarkoff Robert Tarkoff	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Borland Software Corporation:

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Borland Software Corporation and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation as of January 1, 2006. Additionally, as discussed in Note 2, the Company changed the manner which it accounts for uncertain tax positions as of January 1, 2007.

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

PricewaterhouseCoopers LLP

San Jose, California
March 7, 2008

BORLAND SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(In thousands, except par value and share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$90,805	$55,317
Short-term investments	68,061	—
Accounts receivable, net of allowances of $6,096 and $5,413, respectively	54,640	62,154
Prepaid expenses	9,207	13,341
Other current assets	5,106	1,329

Total current assets	227,819	132,141

Property and equipment, net	9,996	11,176
Goodwill	226,688	253,356
Intangible assets, net	31,658	40,521
Long-term investments	37,970	—
Other non-current assets	9,886	6,705

Total assets	$544,017	$443,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,622	$15,591
Accrued expenses	31,605	36,438
Short-term restructuring	9,867	9,582
Income taxes payable	2,315	14,925
Deferred revenue	51,390	58,930
Other current liabilities	7,575	7,264

Total current liabilities	110,374	142,730

Convertible senior notes	200,000	—
Long-term restructuring	5,823	6,231
Long-term deferred revenue	1,774	1,610
Other long-term liabilities	23,976	7,848

Total liabilities	341,947	158,419

Commitments and Contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $.01 par value; 200,000,000 shares authorized; 72,975,972 and 78,704,764 shares issued, respectively	730	787
Additional paid-in capital	666,910	659,932
Accumulated deficit	(335,478)	(273,892)
Cumulative other comprehensive income	10,317	9,121

	342,479	395,948
Less common stock in treasury at cost, 21,158,980 and 15,275,899 shares, respectively	(140,409)	(110,468)

Total stockholders’ equity	202,070	285,480

Total liabilities and stockholders’ equity	$544,017	$443,899

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

License and other revenues	$137,358	$165,886	$163,182
Service revenues	131,423	138,774	113,561

Total revenues	268,781	304,660	276,743

Cost of license and other revenues	6,014	7,439	8,884
Cost of service revenues	40,918	55,381	40,491
Amortization of acquired intangibles and other charges	8,445	6,972	10,043

Cost of revenues	55,377	69,792	59,418

Gross profit	213,404	234,868	217,325

Selling, general and administrative	176,206	195,710	174,002
Research and development	57,795	70,178	57,687
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges	13,934	22,073	20,611
Impairment of goodwill	26,509	—	—

Total operating expenses	274,444	287,961	252,300

Operating loss	(61,040)	(53,093)	(34,975)
Gain on sale of investment, net	—	—	4,372
Gain on sale of fixed assets	—	1,658	—
Interest income	8,742	3,168	5,509
Interest expense	(5,449)	(374)	(302)
Other expense	(790)	(790)	(52)

Loss before income taxes	(58,537)	(49,431)	(25,448)

Income tax provision	3,136	2,522	4,384

Net loss	$(61,673)	$(51,953)	$(29,832)

Net loss per share:
Net loss per share — basic and diluted	$(0.85)	$(0.67)	$(0.38)

Shares used in computing basic and diluted net loss per share	72,875	77,096	77,557

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net loss	$(61,673)	$(51,953)	$(29,832)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,182	2,517	(6,067)
Fair market value adjustment for available-for-sale securities, net of tax	14	72	(72)

Comprehensive loss	$(60,477)	$(49,364)	$(35,971)

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Cumulative
	Common Stock		Additional		Treasury Stock		Other
	Number of		Paid in	Accumulated	Number of		Comprehensive	Deferred
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Income	Compensation	Total

Balance at December 31, 2004	80,937	$809	$638,077	$(198,826)	9,999	$(75,349)	$12,671	$(1,002)	$376,380
Employee stock option, employee stock purchase plan and other, net	1,013	10	5,726	—	—	—	—	—	5,736
Issuance of restricted stock in connection with TeraQuest acquisition	87	1	849	—	—	—	—	(850)	—
Issuance of restricted stock, net	1,041	11	6,295	—	34	—	—	(6,385)	(79)
Repurchase of Common Stock	(5,270)	(53)	—	—	5,276	(35,119)	—	—	(35,172)
Amortization of TogetherSoft option value	—	—	—	—	—	—	—	41	41
Release of TogetherSoft escrow shares	(1)	—	—	—	1	—	—	—	—
Amortization of TeraQuest deferred compensation	—	—	—	—	—	—	—	212	212
Amortization of deferred compensation	—	—	—	—	—	—	—	793	793
Fair market value adjustment available-for-sale securities	—	—	—	—	—	—	(72)	—	(72)
Foreign currency translation adjustments	—	—	—	—	—	—	(6,067)	—	(6,067)
Net Loss	—	—	—	(29,832)	—	—	—	—	(29,832)

Balance at December 31, 2005	77,807	778	650,947	(228,658)	15,310	(110,468)	6,532	(7,191)	311,940
Cumulative effect of adjustments from the adoption of SAB No. 108, net of taxes	—	—	1,460	6,719	—	—	—	—	8,179

Adjusted balances as of December 31, 2005	77,807	778	652,407	(221,939)	15,310	(110,468)	6,532	(7,191)	320,119
Employee stock option, employee stock purchase plan and other, net	1,076	11	4,863	—	—	—	—	—	4,874
Issuance of restricted stock	363	—	—	—	—	—	—	—	—
Repurchase of Common Stock	—	—	—	—	(34)	—	—	—	—
Cancellation of restricted stock	(390)	—	—	—	—	—	—	—	—
Repurchases and retirements of restricted stock	(151)	(2)	(835)	—	—	—	—	—	(837)
Amortization of restricted stock	—	—	3,515	—	—	—	—	—	3,515
Stock-based compensation	—	—	7,173	—	—	—	—	—	7,173
Reclassification of unearned stock-based compensation upon adoption of SFAS 123R	—	—	(7,191)	—	—	—	—	7,191	—
Fair market value adjustment available-for-sale securities	—	—	—	—	—	—	72	—	72
Foreign currency translation adjustments	—	—	—	—	—	—	2,517	—	2,517
Net Loss	—	—	—	(51,953)	—	—	—	—	(51,953)

Balance at December 31, 2006	78,705	787	659,932	(273,892)	15,276	(110,468)	9,121	—	285,480
Employee stock option, employee stock purchase plan and other, net	453	4	1,805	—	—	—	—	—	1,809
Issuance of restricted stock	—	—	—	—	—	—	—	—	—
Repurchase of Common Stock	(5,883)	(60)	—	—	5,883	(29,941)	—	—	(30,001)
Cancellation of restricted stock	(129)	—	—	—	—	—	—	—	—
Repurchases and retirements of restricted stock	(170)	(1)	(820)	—	—	—	—	—	(821)
Amortization of restricted stock	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,405	—	—	—	—	—	4,405
Amortization of TeraQuest deferred compensation	—	—	66	—	—	—	—	—	66
Amortization of deferred compensation	—	—	1,563	—	—	—	—	—	1,563
Fair market value adjustment available-for-sale securities	—	—	—	—	—	—	14	—	14
Foreign currency translation adjustments	—	—	(41)	—	—	—	1,182	—	1,141
Net Loss	—	—	—	(61,673)	—	—	—	—	(61,673)

Balance at December 31, 2007	72,976	730	666,910	(335,565)	21,159	(140,409)	10,317	—	201,983
Cumulative effect of adjustments from the adoption of FIN 48	—	—	—	87	—	—	—	—	87

Adjusted balances as of December 31, 2007	72,976	$730	$666,910	$(335,478)	21,159	$(140,409)	$10,317	—	$202,070

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,673)	$(51,953)	$(29,832)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,709	12,773	18,403
Stock-based compensation	6,033	10,688	1,046
Provision for accounts receivable allowances	1,570	(2,952)	3,005
Acquired in-process research & development charge	—	4,800	300
Developed technology impairment charge	—	497	—
Impairment of goodwill	26,509	—	—
Gain on sale of investment	—	—	(4,680)
Loss (gain) on disposal of fixed assets	751	(1,658)	30
Loss on sale of subsidiary	226	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	7,497	960	4,435
Prepaid expenses and other assets	(2,856)	5,456	420
Accounts payable and accrued expenses	(12,213)	3,400	(1,509)
Income taxes payable	297	(1,747)	363
Short-term restructuring	192	2,513	2,041
Deferred revenues	(7,853)	(7,559)	7,738
Long-term restructuring	(408)	(3,208)	—
Other liabilities	8,914	(120)	6,854

Cash provided by (used in) operating activities	(18,305)	(28,110)	8,614

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,495)	(6,187)	(7,190)
Proceeds from sale of fixed assets	—	11,015	—
Acquisition of Legadero, net of cash acquired	—	—	(12,744)
Acquisition of TeraQuest, net of cash acquired	—	—	(4,436)
Acquisition of Segue Software, net of cash acquired	—	(102,457)	—
Acquisition of developed technology	—	(497)	—
Proceeds from the sale of an investment	—	—	4,680
Proceeds from the sale of subsidiary	178	—	—
Purchases of investments	(155,859)	—	(328,000)
Sales and maturities of investments	49,878	125,944	346,706

Cash provided by (used in) investing activities	(111,298)	27,818	(984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible senior notes	194,230	—	—
Proceeds from issuance of stock options, employee stock purchase plan and other, net	1,612	4,863	5,657
Repurchase of common stock	(29,941)	—	(35,172)

Cash provided by (used in) financing activities	165,901	4,863	(29,515)

Effect of exchange rate changes on cash	(810)	1,671	(5,472)
Net increase (decrease) in cash and cash equivalents	35,488	6,242	(27,357)
Beginning cash and cash equivalents	55,317	49,075	76,432

Ending cash and cash equivalents	$90,805	$55,317	$49,075

Cash paid during the year for:
Interest	$3,291	$300	$302
Income taxes, net of refunds	$2,209	$3,715	$752
Supplemental disclosure of non-cash transactions:
Assets acquired under capital lease	$—	$—	$—
Deferred tax asset effect of acquired tax attributes, net of valuation allowance	$12,470	$17,835	$1,977

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 1.	THE COMPANY

We were incorporated in California in 1983 and reincorporated in Delaware in 1989. We maintain our corporate offices at 8308 N. MoPac Expressway, Suite A-300, Austin, Texas 78759, and our main telephone number at that location is (512) 340-2200. Our trading symbol on the Nasdaq Stock Market is “BORL.” We maintain an Internet website at http://www.borland.com.

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

We also provide integrated development environment, or IDE, products, which we operate out of our CodeGear division. Effective January 1, 2007, consistent with how we manage our business we changed from reporting one segment to reporting two segments: Enterprise and CodeGear. See Note 15 for more information on our reportable segments.

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

We recognize license fees on contracts, which do not involve significant implementation or integration essential to the functionality of our products upon delivery when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is probable. For arrangements with multiple elements, we determine the value for services based upon vendor specific objective evidence, or VSOE, in accordance with American Institute of Certified Public Accountants Statement of Position, “Software Revenue Recognition,” or SOP 97-2, and related accounting literature. VSOE for the consulting services element is based upon the standard rates we charge for services, given the complexity of the services and experience of the professional performing the services, or the amount charged on similar transactions. VSOE for annual PCS is based on the stated future renewal rates, if substantive, included in the contracts, the amount charged on a similar transaction or other specific evidence. We recognize revenue for the license portion of a multiple element arrangement based upon the residual contract value as prescribed by SOP No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We assess collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine the collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of payment. If we determine that a fee is not fixed or determinable, we defer the fee and recognize revenue as the fee becomes due. We generally recognize revenue for software licensed for a specific time period, or license term, ratably over the term of the license.

Historically, we developed solutions providing specific functionality to certain hardware vendors. These solutions may involve significant implementation or integration essential to the functionality of our products. We recognize license and service revenues associated with contracts involving significant implementation, integration or new functionality, either on a percentage-of-completion basis or a completed-contract basis depending on whether or not we can obtain reliable estimates of the costs to complete the work. Percentage-of-completion accounting often involves complex accounting decisions, judgments and estimates regarding future costs and recoverability of unbilled amounts. We classify revenues from these arrangements as license and/or service revenues, based upon the estimated fair value of each element based upon VSOE. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” During 2007, 2006 and 2005 we did not account for any consulting contracts on a completed-contract basis or a percentage of-completion basis.

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

Net revenue on our products held by our distributors is recognized upon sell-through to their customers. We maintain allowances for returns for all unsold products held by our distributors. Additionally, we maintain allowances for product returns from our channel resellers and end users, whose revenues are recognized on a sell-in basis, based upon historical return rates, current economic trends, changes in customer demand and

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acceptance of our products. Management makes significant judgments and estimates when establishing our sales returns and other allowances, especially when concerning channel resellers. The provision for sales returns and rebates amounted to $(0.1) million, $(2.4) million and $2.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The reserve for sales returns and rebates was $1.8 million and $2.2 million as of December 31, 2007 and 2006, respectively. The provision for sales returns and rebates is recorded as a reduction to license and other revenues in the period that the accrual is considered necessary. The reserve balance is recorded in the balance sheet as an accounts receivable allowance. If future returns and rebates increase over historical levels, additional allowances may be required.

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and conversion of our convertible debt (using the treasury stock method).

The following is a reconciliation of the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005

Numerator:
Net loss	$(61,673)	$(51,953)	$(29,832)
Denominator:
Denominator for basic net loss per share — weighted average shares	72,875	77,096	77,557
Effect of dilutive securities:
Employee stock options	—	—	—
Restricted common shares	—	—	—

Denominator for diluted net loss per share — weighted-average shares and assumed conversions	72,875	77,096	77,557

Net loss per share attributable to common stockholders:
Net loss per share — basic and diluted	$(0.85)	$(0.67)	$(0.38)

The computation of diluted net loss per share for the years ended December 31, 2007, 2006 and 2005 excluded the impact of all outstanding options to purchase 13.3 million, 15.6 million and 14.1 million shares of common stock, respectively, and 481,000, 1 million and 451,000 shares of non-vested restricted common stock awards, respectively, because such impacts would be antidilutive due to our net loss in each of the years ended December 31, 2007, 2006 and 2005. In addition, the dilutive net loss per share calculation for the year ended December 31, 2007, excludes 30 million shares, issuable upon conversion of our 2.75% Convertible Senior Notes due February 15, 2012, calculated using the “if converted method”, due to our net loss in the period. See Note 9 for more information on our Convertible Senior Notes.

Cash, Cash Equivalents and Short-Term and Long-Term Investments

We consider all highly liquid investments having an original maturity of 90 days or less to be cash equivalents. Short and long-term investments are classified as securities available-for-sale. Securities are carried at fair value,

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using the specific identification method. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a component of cumulative other comprehensive income (loss).

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

A significant portion of our business is conducted in currencies other than the United States dollar. We have established a hedge program utilizing forward contracts to minimize our exposure to foreign currency fluctuations. The objective of this program is to enter into forward contracts to sell or buy currencies at the time a non-functional currency denominated receivable or payable is recorded to offset the impact of translation. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the forward contracts are valued and reported on the financial statements. The gains and losses on the contracts generally offset the gains and losses on the underlying transactions. The net loss recorded on the Consolidated Statements of Operations related to the forward contracts and underlying transactions was $(0.1) million, $(1.1) million and $(0.5) million for the years ended December 31, 2007, 2006, and 2005, respectively. These foreign exchange gains and losses are included in other expense on the Consolidated Statements of Operations. All of our foreign exchange contracts mature in 30 days or less.

Certain inter-company balances are designated as long-term. Exchange gains and losses associated with these long-term inter-company balances were recorded as a component of cumulative other comprehensive income on the Consolidated Balance Sheets. As of December 31, 2007, we had $12.3 million, $5.8 million, $1.6 million, $1.1 million and $0.4 million in long-term inter-company receivable balances that will be settled in Singapore dollars, Indian Rupee, Brazilian Real, Australian dollars, and Japanese Yen, respectively.

Financial Instruments

The fair value of our financial instruments, including cash and cash equivalents, short-term and long-term investments, accounts and notes receivable, accrued expenses, accounts payable, forward exchange contracts and convertible debt is based upon the present value of the expected cash flows and approximate carrying values.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term and long-term investments and trade accounts receivable. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our cash, cash equivalents and short-term and long-term investments in a variety of financial instruments, including but not limited to government and corporate securities, auction rate securities, time deposits and money market funds. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated comprehensive income (loss), net of estimated taxes.

We offer credit terms on the sale of our software products to distributors, retail dealers and certain end-user customers. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for uncollectible accounts receivable based upon the expected collectability of all accounts receivable. A specific bad debt reserve of up to 100% of the invoice value is provided for certain problematic customer balances. A reserve is established for all other accounts based on the age of the invoices. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable. Additions (reversals) to the allowance for doubtful accounts were $1.6 million,

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$(0.5) million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Charges against the allowance were $0.9 million, $0.5 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

No single customer represents greater than 10% of total accounts receivable, net of allowances, as of December 31, 2007 or 2006 and no single group or customer represented greater than 10% of our total revenues for the years ended December 31, 2007, 2006 or 2005.

We are exposed to credit loss in case of non-performance by counterparties to foreign exchange contracts, but we do not anticipate non-performance by these counterparties.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, we evaluate the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. SFAS 144 requires recognition of impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be disposed. Fair market value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment was recorded in 2007, 2006 and 2005.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings	31.5 years
Computer equipment	3 to 5 years
Furniture, fixtures and equipment	5 years
Leasehold improvements	Shorter of lease term or useful life

Depreciation and amortization expense for property and equipment for the years ended December 31, 2007, 2006 and 2005 was $5.8 million, $5.9 million and $5.5 million, respectively. The costs of maintenance and repairs are expensed as incurred. The costs of assets and related accumulated depreciation are removed from the accounts upon retirement or disposition and any resulting gain or loss is reported as income or expense.

We capitalize costs relating to internal use software in accordance with the provisions of SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software development costs, including costs incurred to purchase software, are capitalized beginning when we have determined certain factors are present including, among others, that technology exists to achieve the performance requirements, and/or buy versus internal development decisions have been made. Capitalization of software costs ceases when the software is substantially complete, is ready for its intended use, and is amortized over its estimated useful life using the straight-line method. We had $1.4 million, $1.5 million and $2.2 million in unamortized internal use software costs as of December 31, 2007, 2006 and 2005, respectively. We amortized $0.9 million, $1.6 million and $0.2 million in costs associated with internal use software during 2007, 2006 and 2005, respectively. These costs are amortized over a useful life ranging from three to five years.

We apply SFAS No. 143, “Accounting for Asset Retirement Obligations,” or SFAS 143, for the recognition and measurement of liabilities for asset retirement obligations and the associated asset retirement costs. The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying value of the long-lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, we accrete the liability in relation to the asset retirement obligation over time and the accretion expense is recorded as an operating expense. At December 31, 2007 and 2006, the asset retirement obligations, related to our restoration obligations for certain of our facilities, were $0.5 million and $0.6, respectively.

Stock-Based Compensation Plans

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Shared-Based Payment” (“SFAS 123R”), using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method, we recognize stock-based compensation expense for all share-based payment awards granted after January 1, 2006 and granted prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R. SFAS 123R supersedes previous accounting under Accounting Principles Board Opinion (“APB”) No. 25 Accounting for Stock Issued to Employees (“APB 25”), and also amends SFAS No. 95, Statement of Cash Flows. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 providing supplemental implementation guidance for SFAS 123R. We have applied the provisions of SAB No. 107 in our adoption of SFAS 123R. Our fiscal year 2007 and 2006 financial results reflect the impact of SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and recognize compensation cost for only those shares expected to vest on a straight-line basis over the requisite service period of the award.

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

Upon adoption of SFAS 123R, we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The value of the portion of the post adoption award that is ultimately expected to vest is recognized as expense over the requisite service (vesting) periods on a straight-line basis in our Consolidated Statements of Operations and the expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS No. 123, as disclosed in our notes to Consolidated Financial Statements for the related periods. See Note 12 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior Years Pro Forma Disclosure

If the fair value based method prescribed by SFAS 123R had been applied in measuring employee stock-based compensation expenses in fiscal years 2005, the pro forma effect on net loss and net loss per share would have been as follows (in thousands, except income per share amounts):

Year Ended
December 31,
2005

Net loss:
Net loss	$(29,832)
Stock compensation adjustment — intrinsic value, net of tax	1,166
Stock compensation expense, net of tax	(29,077)

Pro Forma	$(57,743)

Net loss per share:
As reported basic and diluted	$(0.38)
Pro Forma basic and diluted	$(0.74)

Research and Development

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Software localization projects are outsourced to third-party developers. We capitalize software development in accordance with the provisions of SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software development costs begin to be capitalized at the time a product’s technological feasibility is established and end when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed.

Goodwill and Acquired Intangibles

Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired in various acquisitions, net of assumed liabilities. Amortization of both purchased technology and maintenance contracts along with impairment of purchase technology charged to cost of revenues during the years ended December 31, 2007, 2006 and 2005 totaled $8.4 million, $7.0 million and $10.0 million, respectively. Amortization of other acquired intangibles charged to operating expenses during the years ended December 31, 2007, 2006 and 2005 was $0.4 million, $0.6 million and $2.9 million, respectively. We had $31.7 million and $40.5 million in unamortized acquired intangibles at December 31, 2007 and 2006, respectively. We also had $226.7 million and $253.4 million of unimpaired goodwill at December 31, 2007 and 2006, respectively.

Goodwill and identifiable intangibles are accounted for in accordance with SFAS No. 141 “Business Combinations”, or SFAS 141 and SFAS No. 142 “Goodwill and Other Intangible Asset.”, or SFAS 142. Effective January 1, 2007, we changed from reporting one segment to reporting two segments (Enterprise and CodeGear). As of January 1, 2007, we began utilizing a combination of a discounted cash flow and market approach and goodwill was allocated to each of the reporting segments. Please refer to Note 15 “Reportable Segments” below for more information on the accounting related to the reportable segments. Under SFAS 142, goodwill and other long-lived assets must be tested for impairment annually or in interim periods, if conditions indicate possible impairment. Impairment testing of goodwill is performed in two steps. First, the carrying value of the reporting unit is compared to the fair value of the reporting unit including the goodwill. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, we perform the second step. The second step of the impairment test, used to

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of the goodwill, the impairment loss shall be recognized as an operating expense in an amount equal to that excess. We performed our annual testing of goodwill for impairment during the third quarter of 2007 and no impairment was indicated as of September 30, 2007. At December 31, 2007, we took into consideration various data points when determining the implied fair value including discounted cash flows and market comparable transactions. Our estimated fair value requires management to make estimates and assumptions that impact the reporting value of goodwill and may result in future write downs beyond the current reduction. As a result of this testing, impairment of $26.5 million was recorded against our CodeGear reporting segment.

We performed our goodwill impairment testing in the third quarter of 2006 based on a single reporting unit and concluded there was no impairment as of September 30, 2006. The market capitalization method was the primary method used to determine the fair values for SFAS 142 impairment purposes. We considered the establishment of two segments as a triggering event under FAS 142 and performed a goodwill allocation and impairment analysis at December 31, 2006 for our reporting segments (Enterprise and CodeGear). We used the cash flow method in determining fair values for goodwill allocation and impairment purposes and concluded there was no impairment for the goodwill allocated to each segment. We did not record impairment to goodwill during 2005.

Advertising Costs

We expense the production costs of advertising, including direct response, the first time the advertising takes place. Advertising expense was $1.8 million, $1.9 million and $3.2 million during the years ended December 31, 2007, 2006 and 2005, respectively. We also fund certain advertising activities of our reseller channel. These costs are treated as advertising expenses under EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” or EITF 01-09, as we have deemed that the identifiable benefit is sufficiently separable from the customer’s purchase of our product and the fair value of that benefit is reasonably estimable. The amounts related to funded advertising were $0.5 million, $0.9 million and $1.2 million during the years ended December 31, 2007, 2006 and 2005, respectively.

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

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition, in the fourth quarter of 2006, given recent attention to accounting for stock options, the Company reviewed option and stock grants made from 1997 to August 2006. The voluntary reviews were concluded in the fourth quarter of 2006. We identified an adjustment of approximately $0.8 million to increase additional paid in capital for immaterial clerical errors related to accounting for stock options associated with stock option grants during the period from 1997 to 2004. In a separate review, we identified errors totaling approximately $0.7 million for restricted stock awards granted to executives and employees in connection with past acquisitions. The total amount of unrecorded stock based compensation over multiple years totaled $1.5 million which was recorded under SAB 108 as an increase in additional paid in capital.

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

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a history of the accumulated errors by year back to 2000:

	2000 and
	Prior Years	2001	2002	2003	2004	2005	Total

Stock-based compensation	$(317)	$(220)	$(140)	$(39)	$(662)	$(82)	$(1,460)
Accrued expenses	7,410	447	(198)	(146)	62	20	7,595
Deferred revenue	—	—	—	500	—	—	500
Other	—	—	—	—	(67)	151	84

Total	$7,093	227	(338)	315	(667)	89	$6,719
Tax effect		—	—	—	—	—

Total, net of tax		227	(338)	315	(667)	89

Income (loss) before tax		$28,951	$23,084	$(36,573)	$20,408	$(25,448)

Percent of income before taxes		1%	(1)%	(1)%	(3)%	—

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures related to fair value measurements that are included in a company’s financial statements. SFAS No. 157 does not expand the use of fair value measurements in financial statements. It emphasizes that fair value is a market-based measurement and not an entity-specific measurement, and that it should be based on an exchange transaction in which a company sells an asset or transfers a liability. SFAS No. 157 also establishes a fair value hierarchy in which observable market data would be considered the highest level, while fair value measurements based on an entity’s own assumptions would be considered the lowest level. SFAS No. 157 is effective beginning January 1, 2008. FASB Staff Position (“FSP”) No. 157-2 allows for a one-year deferral of implementation for non-financial assets and liabilities, except items recognized or disclosed at fair value on an annual or more frequently recurring basis. The Company does not expect the adoption of SFAS No. 157 in the first quarter of 2008 to have a material impact on our consolidated financial statements. However, the Company continues to evaluate the effects that SFAS No. 157 will have on its consolidated financial statements with regards to non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48), which became effective for the Company beginning in 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax benefits taken or expected to be taken on a tax return. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position at the largest amount that is more likely than not will be sustained on examination by the relevant tax authorities, based solely on the technical merits of the position. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. If recognized, a tax benefits is then measured based upon the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution of the tax position. For additional information regarding the adoption of FIN 48, see Note 8, Income Taxes of our notes to Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by the Company in the first quarter of fiscal 2007. The Company has evaluated the application of SFAS No. 154, and has determined the adoption does not have a material impact on the Company’s results of operations or financial position.

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, a revision of SFAS No. 141. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items, including acquisition costs, acquired contingent liabilities, restructuring costs, deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. SFAS No. 141(R) is effective for all business combinations for which the acquisition date is on or after January 1, 2009 for companies operating under a calendar fiscal year. The Company is currently evaluating the effects that SFAS No. 141(R) will have on its consolidated financial statements with regards to future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”. SFAS No. 160 requires noncontrolling interests to be recognized as equity in the consolidated financial statements, separate from the parent’s equity. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, when a subsidiary is deconsolidated, the parent must recognize a gain or loss in net income, measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Expanded disclosures are also required regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect SFAS No. 160 to have any impact on its consolidated financial statements.

NOTE 3.	INVESTMENTS

We had no investments in available-for-sale securities as of December 31, 2006. The following table summarizes our investments in available-for-sale debt securities as of December 31, 2007 (in thousands):

	December 31, 2007
	Gross Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Costs	Gains	Loss	Value

Corporate debt securities	$46,199	$22	$(212)	$46,009
U.S. government debt securities	20,284	57	(3)	20,338
Asset-backed securities	35,534	152	(2)	35,684
Auction rate securities	4,000	—	—	4,000

	$106,017	$231	$(217)	$106,031

Realized gains and losses in available-for-sale securities were $64,000 and nil for the years ended December 31, 2007 and 2006, respectively.

Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	December 31, 2007
	Gross Amortized	Estimated Fair
Due in	Costs	Value

Less than one year	$63,906	$64,061
1 thru 5 years	38,111	37,970
After 5 years	4,000	4,000

Total	$106,017	$106,031

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value and gross unrealized gains and (losses) related to available-for-sale securities, aggregated by investment category and length of time individual securities have been in a continuous gain (loss) position, as of December 31, 2007 (in thousands):

	December 31, 2007
	Less than twelve months		Greater than twelve months		Total
	Estimated Fair	Gross Unrealized	Estimated Fair	Gross Unrealized	Estimated Fair	Gross Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate debt securities	$16,180	$(8)	$29,829	$(204)	$46,009	$(212)
U.S. government debt securities	19,041	(3)	1,297	—	20,338	(3)
Asset-backed securities	28,841	(2)	6,843	—	35,684	(2)
Auction rate securities	4,000	—	—	—	4,000	—

	$68,062	$(13)	$37,969	$(204)	$106,031	$(217)

NOTE 4.	GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill is as follows (in thousands):

	Goodwill
	Enterprise	CodeGear	Consolidated

Balance as of January 1, 2007	$186,016	67,340	$253,356
Impairment of goodwill	—	(26,509)	(26,509)
Purchase accounting adjustments — Segue	(539)	—	(539)
Effect of exchange rates	380	—	380

Balance as of December 31, 2007	$185,857	$40,831	$226,688

Goodwill and identifiable intangibles are accounted for in accordance with SFAS No. 141 “Business Combinations”, or SFAS 141 and SFAS No. 142 “Goodwill and Other Intangible Asset.”, or SFAS 142. Effective January 1, 2007, we changed from reporting one segment to reporting two segments (Enterprise and CodeGear). As of January 1, 2007, we began utilizing a combination of a discounted cash flow and market approach and goodwill was allocated to each of the reporting segments. Please refer to Note 15 “Reportable Segments” below for more information on the accounting related to the reportable segments. Under SFAS 142, goodwill and other long-lived assets must be tested for impairment annually or in interim periods, if conditions indicate possible impairment. Impairment testing of goodwill is performed in two steps. First, the carrying value of the reporting unit is compared to the fair value of the reporting unit including the goodwill. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, we perform the second step. The second step of the impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of the goodwill, the impairment loss shall be recognized as an operating expense in an amount equal to that excess. We performed our annual testing of goodwill for impairment during the third quarter of 2007 and no impairment was indicated as of September 30, 2007. At December 31, 2007, we took into consideration various data points when determining the implied fair value including discounted cash flows and market comparable transactions. Our estimated fair value requires management to make estimates and assumptions that impact the reporting value of goodwill and may result in future write downs beyond the current reduction. As a result of this testing, impairment of $26.5 million was recorded against our CodeGear reporting segment.

The initial purchase price allocation for the Segue acquisition resulted in $65.5 million of goodwill. The adjustments to goodwill during the year ended December 31, 2007 are related to purchase consideration adjustments determined during post-closing reviews of the Segue acquisition for accounts receivable, deferred revenues

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and customer deposits. Additionally, fluctuations in foreign currency exchange rates impact our foreign goodwill balances.

The following tables summarize our intangible assets, net (in thousands):

	December 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Acquired technology	$46,330	$(30,187)	$16,143
Maintenance agreements	11,300	(2,735)	8,565
Trade names and trademarks	1,100	(499)	601
Customer relationship	9,075	(2,726)	6,349
Other	400	(400)	—

	$68,205	$(36,547)	$31,658

	December 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Acquired technology	$46,330	$(24,701)	$21,629
Maintenance agreements	11,300	(1,121)	10,179
Trade names and trademarks	1,100	(215)	885
Customer relationship	9,075	(1,376)	7,699
Other	400	(271)	129

	$68,205	$(27,684)	$40,521

The intangible assets are all amortizable and have original estimated useful lives as follows: acquired developed technology — 3 to 6 years; maintenance agreements — 7 years; trade names and trademarks — 4 years; customer relationships — 7 years; other — 1 to 3 years. Based on the current amount of intangibles subject to amortization, the estimated future amortization expense related to our intangible assets at December 31, 2007 is as follows (in thousands):

Future
Amortization

2008	$8,468
2009	7,315
2010	6,465
2011	5,272
2012	3,317
Thereafter	821

Total	$31,658

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS COMPONENTS

Details of certain balance sheet captions are as follows (amounts in thousands):

	December 31,	December 31,
	2007	2006

Accounts receivable, net:
Gross accounts receivable	$60,736	$67,567
Allowance for rebates and returns	(1,778)	(2,199)
Allowance for doubtful accounts	(4,318)	(3,214)

Total	$54,640	$62,154

Property and equipment, net:
Computer equipment	$27,372	$34,067
Furniture, fixtures and equipment	8,014	7,137
Other	9,089	12,573

	44,475	53,777

Less accumulated depreciation and amortization	(34,479)	(42,601)

Total	$9,996	$11,176

Accrued expenses:
Accrued payroll and incentives	$18,494	$24,461
Professional service fees and settlement costs	3,883	2,440
Other	9,228	9,537

Total	$31,605	$36,438

Details of restructuring, amortization of other intangibles, acquisition-related expenses and other charges are as follows (amounts in thousands):

	Year Ended December 31,
	2007	2006	2005

Restructuring	$11,254	$12,880	$16,110
Amortization of other intangibles	413	557	2,850
Acquisition-related expenses	2,267	3,836	1,642
Other charges:
In-process research and development	—	4,800	300
Other charges:	—	—	(291)

	$13,934	$22,073	$20,611

Restructuring:  During 2007 we recorded $11.3 million in net restructuring expenses, relating to two separate restructuring plans taken during the year, the first action occurred in the second quarter of 2007 and the second action occurred in the fourth quarter of 2007.

FY 2007 4th Quarter

In December 2007, we announced a worldwide reduction in force. The worldwide reduction in force involved approximately 90 employees, or approximately eight percent of our headcount prior to the reduction, and the

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closing of facilities in approximately six locations. The workforce reduction and facility actions were primarily in the United States and Europe, and to a lesser degree in other international locations. We incurred $5.2 million in costs relating to our underutilized facility in Cupertino, California and $3.7 million in costs relating to termination benefits for employees eliminated during this action.

These costs were partially offset by the reversal of $0.6 million in previously accrued severance and benefit costs from prior restructuring plans. Refer to Note 7 below for additional information.

Amortization of other intangibles and Acquisition-related expenses: During 2007 we recorded $0.4 million in operating expenses from the amortization of other purchased intangibles primarily from the TogetherSoft acquisition and $2.3 million in acquisition-related expenses, which were principally associated with the acquisition of Legadero.

FY 2007 2nd Quarter

In April of 2007, we announced the relocation of our corporate headquarters from Cupertino, California to Austin, Texas. The relocation involved restructuring actions with respect to personnel and the consolidation of facilities. Approximately 70 employees, or approximately six percent of our full-time staff, prior to the relocation, were effected. We incurred $3 million in costs relating to termination benefits for employee positions eliminated as a result of the relocation.

FY 2006

During 2006, we recorded $12.9 million in net restructuring expenses, which included $3.1 million of facility related expenses due primarily to the consolidation of underutilized facilities in Lexington, Massachusetts, Sweden, France, Taiwan, Singapore, Japan and Australia. We also incurred $9.4 million in severance costs and $0.4 million in legal expenses for the elimination of 315 positions, of which 158 were in selling, general and administrative and 157 were in research and development. Refer to Note 7 below for additional information. We recorded $0.6 million in operating expenses from the amortization of other purchased intangibles primarily from the TogetherSoft and Starbase acquisitions, $3.8 million in acquisition-related expenses, which were principally associated with the acquisitions of Segue, TeraQuest and Legadero, and a charge to expense of $4.8 million for acquired in-process research and development related to the Segue acquisition.

FY 2005

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

Segue Software, Inc.

In April 2006, we completed the acquisition of Segue Software, Inc., or Segue, pursuant to an Agreement and Plan of Merger, dated as of February 7, 2006, or the Merger Agreement. Segue is now a wholly-owned subsidiary of

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borland. Segue was a Massachusetts-based provider of quality and testing solutions which defined, measured, managed and improved software quality throughout the entire application lifecycle. Under the terms of the Merger Agreement, we paid $8.67 per share in cash for all outstanding shares of Segue. The purchase price was approximately $115.9 million and consisted of fixed consideration of $105.4 million in cash used to purchase all of Segue’s outstanding common shares, $8.1 million in cash paid to eligible Segue employees who held vested common stock options on the closing date of the acquisition and $2.5 million of direct acquisition-related costs. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition, including identifiable intangible assets, with the remaining amount being classified as goodwill. Additionally, we expect to pay contingent consideration through 2009 of up to a maximum of $1.3 million, of which a total of $0.6 million has been paid to eligible former Segue employees who held unvested common stock options on the closing date of the acquisition and were retained as Borland employees. The contingent consideration is based upon continued employment with Borland and paid in accordance with the vesting schedules of the original Segue common stock options. This contingent consideration is recognized as compensation expense in the periods when it is earned and paid. Cash acquired in the acquisition was $13.5 million. The results of operations for Segue have been included in our consolidated financial statements from the date of acquisition. The acquisition was accounted for as a purchase and the total purchase price was recorded as follows (in thousands):

Cash paid for outstanding common shares	$105,358
Cash paid for outstanding vested common stock options	8,130
Direct transaction costs	2,451

Total purchase price	$115,939

Based upon the purchase price of the acquisition, the purchase price allocation is as follows (in thousands):

Current assets and other tangible assets:
Cash	$13,482
Accounts receivable	4,199
Other current assets	1,210
Property and equipment	902
Deferred tax assets, net of valuation allowance	17,835
Goodwill	65,528
Amortizable intangible assets:
Developed technology	23,400
In-process research and development	4,800
Customer relationships	7,500
Trademarks	1,000
Non-compete agreements	300
Maintenance agreements	11,300

Total assets acquired	151,456
Liabilities assumed:
Deferred revenues	(9,042)
Current liabilities	(7,276)
Deferred tax liabilities	(17,835)
Other long-term liabilities	(1,364)

Net assets acquired	$115,939

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with SFAS 109, “Accounting for Income Taxes,” deferred tax liabilities of $11.9 million have been recorded for the tax effect of the amortizable intangible assets. We have recorded an offsetting deferred tax asset of $11.9 million to reflect future deductible differences that could be allocable to offset future taxable income. We are releasing a portion of the valuation allowance to the extent the realization of deferred tax assets becomes assured as a result of the additional taxable income generated by the non-deductible amortizable intangible assets and other taxable temporary differences. Any future release of valuation allowance against deferred tax assets of Segue will be recorded against goodwill. None of the goodwill recorded as a result of the acquisition of Segue is deductible for tax purposes.

Additionally, subsequent to the completion of the acquisition, options to purchase approximately 843,000 shares of common stock pursuant to our 2003 Supplemental Stock Option Plan were issued to Segue employees who became our employees. These options will vest over a four year period.

Legadero

On October 3, 2005, we completed the acquisition of privately held Legadero Software, Inc., or Legadero. Legadero was a Texas-based provider of IT management and governance solutions for software development and delivery and was acquired to complement our existing Application Lifecycle Management, or ALM, products and services. The purchase price consisted of fixed consideration of $7.5 million in cash plus contingent consideration of $5.4 million for retention payments to be earned through the continued employment of certain key employees. This contingent consideration was placed in escrow and was vested and paid over a two-year period and recognized as compensation expense. At December 31, 2007, the contingent consideration was fully paid and recognized as compensation expense. In addition, we incurred $0.1 million of acquisition-related costs. Cash acquired in the acquisition was $0.3 million. Results of operations for Legadero have been included in our consolidated financial statements from the date of acquisition. The acquisition was accounted for as a purchase and the total purchase price was recorded as follows (in thousands):

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

In accordance with SFAS 109, “Accounting for Income Taxes,” deferred tax liabilities of $0.3 million have been recorded for the tax effect of the amortizable intangible assets as well as other taxable temporary differences. We have recorded an offsetting deferred tax asset of $0.3 million to reflect future deductible differences that could be allocable to offset future taxable income. We are releasing a portion of the valuation allowance to the extent the realization of deferred tax assets becomes assured as a result of the additional taxable income generated by the non-deductible amortizable intangible assets and other taxable temporary differences. Any future release of valuation allowance against deferred tax assets of Legadero will be recorded against goodwill.

Additionally, subsequent to the completion of the acquisition, options to purchase approximately 378,000 shares of common stock with a vesting period of four years were issued to Legadero employees who became our employees pursuant to our 2003 Supplemental Stock Option Plan.

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	RESTRUCTURING AND MERGER-RELATED CHARGES

We accounted for our restructuring activities in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statement No. 5 and 43,” and SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” as applicable. The following table summarizes our restructuring activity for the years ended December 31, 2007, 2006 and 2005 (amounts in thousands):

	Severance
	and Benefits	Facilities	Other	Total

Accrual at December 31, 2004	$98	$3,127	$308	$3,533
2005 restructuring	3,976	13,121	38	17,135
Cash paid and write-offs during 2005	(3,802)	(2,680)	(42)	(6,524)
Reversal of previous restructuring	(80)	(884)	—	(964)

Accrual at December 31, 2005	192	12,684	304	13,180
Acquired from Segue	3,507	542	—	4,049
2006 restructuring	9,577	3,177	446	13,200
Cash paid and write-offs during 2006	(8,904)	(4,800)	(592)	(14,296)
Reversal of previous restructuring	(194)	(52)	(74)	(320)

Accrual at December 31, 2006	4,178	11,551	84	15,813
2007 restructuring	6,434	5,152	321	11,907
Cash paid and write-offs during 2007	(5,776)	(5,119)	(482)	(11,377)
Reclassification of previous restructuring	(98)	—	98	—
Reversal of previous restructuring	(515)	(138)	—	(653)

Accrual at December 31, 2007	$4,223	$11,446	$21	$15,690

Of the $15.7 million in our restructuring accrual at December 31, 2007, $9.9 million was in our short-term accrual and $5.8 million was in our long-term accrual and are related to our Enterprise segment. The long-term accrual is related to facility operating leases. Our facility accruals represent our remaining lease payments less anticipated sublease income plus lease incentives for prospective tenants and other certain costs.

During 2007, we recorded $11.3 million in net restructuring expenses relating to two separate restructuring plans taken during the year, the first action occurred in the second quarter of 2007 and the second action occurred in the fourth quarter of 2007.

FY 2007 4th Quarter

In December 2007, we announced a worldwide reduction in force. The worldwide reduction in force involved approximately 90 employees, or approximately eight percent of our headcount prior to the reduction, and the closing of facilities in approximately six locations. The workforce reduction and facility actions were primarily in the United States and Europe, and to a lesser degree in other international locations. We incurred $5.2 million in costs relating to our underutilized facility in Cupertino, California and $3.7 million in costs relating to termination benefits for employees eliminated during this action.

These costs were partially offset by the reversal of $0.6 million in previously accrued severance and benefit costs from prior restructuring plans.

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FY 2007 2nd Quarter

In April of 2007, we announced the relocation of our corporate headquarters from Cupertino, California to Austin, Texas. The relocation involved restructuring actions with respect to personnel and the consolidation of facilities. Approximately 70 employees, or approximately six percent of our full-time staff, prior to the relocation, were effected. We incurred $3 million in costs relating to termination benefits for employee positions eliminated as a result of the relocation.

FY 2006

During 2006, we recorded $12.9 million in net restructuring expenses, which included $3.1 million of facility related expenses due primarily to the consolidation of underutilized facilities in Lexington, Massachusetts, Sweden, France, Taiwan, Singapore, Japan and Australia. We also incurred $9.4 million in severance costs and $0.4 million in legal expenses for the elimination of 315 positions, of which 158 were in selling, general and administrative and 157 were in research and development.

FY 2005

During 2005, we recorded $16.1 million in net restructuring expenses, which included $13.1 million of facilities related expenses and $4.0 million in severance costs, partially offset by restructuring reversals of $0.5 million related to a vacant facility in Raleigh, North Carolina, we were able to sublease and $0.3 million for a previously exited facility located in Twyford, United Kingdom, we re-occupied. Our 2005 restructurings included facility costs related to exiting a portion of an underutilized building located in Scotts Valley, California and non-recurring severance and benefit expenses related to headcount reductions of 81 employees, of which 53 were in selling, general and administrative and 28 were in research and development.

The restructuring charges relating to operating leases have been recorded, net of assumed sublease income and present value factors based on interest rates ranging from 4% to 8%. Substantially all of these restructuring costs have or will require the outlay of cash, although the timing of lease payments relating to leased facilities over the next five years will be unchanged by the restructuring action.

NOTE 8.	INCOME TAXES

Income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005

U.S.	$(82,596)	$(52,033)	$(33,783)
Non-U.S.	24,059	2,602	8,335

	$(58,537)	$(49,431)	$(25,448)

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005

Current:
Federal	$70	$(70)	$(62)
State	8	118	19
Non-U.S.	2,868	930	4,450

	$2,946	$978	$4,407

Deferred:
Federal	$190	$—	$—
State	—	—	—
Non-U.S.	—	1,544	(23)

	190	1,544	(23)

	$3,136	$2,522	$4,384

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income before income taxes (in thousands):

	Year Ended December 31,
	2007	2006	2005

Tax provision computed at U.S. statutory rate	$(20,488)	$(17,301)	$(8,907)
State taxes	(2,571)	(2,966)	(1,527)
Limitation or (benefit) on utilization of U.S. losses, credits and future deductions	25,673	13,350	4,329
Non-U.S. withholding taxes	78	1,139	1,271
Tax effect of acquisition-related non-deductible goodwill and intangibles	4,063	4,821	5,384
Tax effect of foreign income inclusions	2,991	3,209	4,285
Subsidiaries’ results subject to tax at rates other than U.S. statutory rates	(4,792)	(1,569)	(237)
Limitation or (benefit) on utilization of non-U.S. losses, credits and future deductions	(2,434)	972	537
Change in valuation allowance	616	867	(751)

Income tax provision	$3,136	$2,522	$4,384

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are comprised of the following (in thousands):

	Year Ended December 31,
	2007	2006

Accrued expenses	$9,709	$12,917
Accounts receivables reserves	1,271	1,312
Deprecation, amortization and other	4,710	5,473
U.S. federal and state loss and credit carryforwards	97,308	112,931
Non-U.S. loss carryforwards	2,195	3,359

Gross deferred tax assets	115,193	135,992
Deferred tax assets valuation allowance	(90,519)	(110,446)

Deferred tax assets, net of valuation allowance	$24,674	$25,546

Deferred tax liability	$(11,582)	$(9,618)
Acquired intangibles	$(12,470)	$(16,533)

Deferred tax liability, net	$(24,052)	$(26,151)

Total deferred tax assets (liabilities), net	$622	$(605)

We have recorded a valuation allowance against substantially all of our deferred tax assets at December 31, 2007. In accordance with SFAS 109 and based on all available evidence, including our historical results and the uncertainty of predicting our future income, the valuation allowance reduces our deferred tax assets to an amount that is more likely than not to be realized. The amount of valuation allowance can be attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of reserves, tax credit carryforwards, net operating loss carryforwards, accrued expenses and other temporary differences.

For U.S. federal and state income tax purposes, we have net operating loss, or NOL, carryforwards of approximately $393 million and $40.9 million at December 31, 2007, respectively. These loss carryforwards will expire between 2008 and 2027, if not utilized. We also have approximately $14.4 million of NOL carryforwards in various foreign jurisdictions. In 2006, we acquired Segue and assumed their NOL carryforwards of $56.5 million. In 2003, we acquired TogetherSoft and Starbase, and assumed their NOL carryforwards of $2.4 million and $31.5 million, respectively. In the event that we can utilize these NOL carryforwards against our U.S. federal taxable income, we will release a portion of the valuation allowance against goodwill.

Excess tax benefits from employee stock option exercises of $159.8 million are included in the deferred tax asset balances at December 31, 2006 as a component of the Company’s net operating loss carryforwards. Deferred income taxes pertaining to net operating losses decreased by $62.5 million due to a change in presentation in accordance with FAS 123R “Share-Based Payments”. These deferred income tax assets resulted from the exercise of employee stock options in prior years and represent excess tax benefits as determined under APB 25 “Accounting for Stock Issued to Employees”. The deferred income tax assets for excess taxes benefits had a full valuation allowance against them in prior years. FAS 123R prohibits recognition of a deferred income tax asset for an excess tax benefit that has not been realized through a reduction in income taxes payable. The Company has elected to net its deferred income tax assets for net operating losses and the related valuation allowance for the excess tax determined under APB 25. The gross amount of excess tax benefits excluded at December 31, 2007 is $160.1 million. If and when such excess tax benefits are ultimately realized, additional paid in capital will be increased by $160.1 million.

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have available U.S. federal and state tax credit carryforwards of approximately $30.2 million and $15.1 million, respectively. These credit carryforwards will expire beginning in 2008, if not utilized. We also have Alternative Minimum Tax, or AMT, credit carryforwards for U.S. federal income tax purposes of approximately $1.0 million, which do not expire.

Undistributed earnings of Borland’s foreign subsidiaries amounted to approximately $48.9 million as of December 31, 2007. Approximately $29.9 million are considered to be non-permanently reinvested and applicable residual U.S. income and foreign withholding taxes of $0.8 million have been provided on those earnings. With respect to the balance of $19 million of foreign undistributed earnings, applicable US income and non-US have been provided as such earnings are considered to be permanently invested in foreign operations.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recorded a $1.9 million increase in the liability for unrecognized tax benefits, a decrease in cumulative translation adjustments of $0.7 million for the foreign currency impact of foreign unrecognized tax benefits, a $1.3 million increase to deferred tax assets and a $0.1 million increase to the beginning balance of retained earnings in our balance sheet. Upon adoption, we had $58.3 million of unrecognized tax benefits of which $15 million, when recognized, will impact the effective tax rate. In accordance with FIN 48, we reclassified $15 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other long-term liabilities in our balance sheet.

A reconciliation of the January 1, 2007 through December 31, 2007 amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

Beginning balance at January 1, 2007 (in millions)	$58.3
Increases (decreases) of UTBs taken in prior years	$(9.1)
Increases (decreases) of UTBs taken in current year	$1.4
Increases (decreases) of UTBs related to settlements	$0.0
Increases (decreases) of UTBs related to lapsing of statute of	$(1.1)
limitations Ending balance at December 31, 2007	$49.5

Of the total $49.5 million unrecognized tax benefits, $12.8 million represents the amount that if recognized, would favorably affect the effective income tax rate in any future periods.

Included in the balance of unrecognized tax benefits at December 31, 2007, is between $1.3 to $1.5 million related to tax positions and interest for which it is reasonably possible that audits will be closed or the statute of limitations will expire in various foreign jurisdictions within the next twelve months.

We record interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2007, we had cumulatively accrued approximately $3.3 million for estimated interest and $340,000 for estimated penalties related to uncertain tax positions. For the 12 months ended December 31, 2007, the Company recorded estimated interest of approximately $1.1 million.

We and our subsidiaries are subject to taxation in various foreign and state jurisdictions as well as the U.S. Our U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before 2002. With a few exceptions, the tax years 2001-2007 remain open to examination by tax authorities in the major foreign jurisdictions in which we operate. We have concluded an examination in Germany for tax years 2002-2005. The final outcome resulted in no material changes to our results of operations, financial condition or liquidity. In addition, we concluded an examination in Australia for transfer pricing. As a result of competent authority proceedings with the Australian and U.S. taxing authorities, the settlement resulted in a reduction of net operating loss carryforwards in Australia and an increase in net operating loss carryforwards in the U.S. which are offset by a full valuation allowance, respectively. The net effect of the settlement did not have a material impact to the financial statements.

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	SENIOR NOTES OFFERING

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

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on SFAS No. 128, “Earnings per Share” and EITF No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share,” the dilutive effect of the common shares issuable upon conversion of the Convertible Senior Notes would normally be reflected in the diluted earnings per share calculation. However, due to the net share settlement feature, the Convertible Senior Notes do not qualify as an Instrument C under EITF No. 90-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Therefore, we use the “if-converted” method for calculating diluted earnings per share. Using the “if-converted” method, the shares issuable upon conversion of the Convertible Senior Notes was anti-dilutive for the twelve months ended December 31, 2007. Accordingly, the impact has been excluded from the computation of diluted earnings per share.

Registration Rights

Under the terms of the Convertible Senior Notes, we filed a shelf registration statement regarding the Convertible Senior Notes with the SEC on December 3, 2007. The shelf registration statement was declared effective by the SEC on February 8, 2008. We must keep the shelf registration statement effective until February 6, 2009 or such earlier date as all shares issued upon conversion of the Convertible Senior Notes are sold. If we fail to meet these terms, we will be required to pay additional interest on the Convertible Senior Notes in the amount of 0.25% for the first 90 days after the occurrence of the failure to meet a term and 0.50% thereafter.

NOTE 10.	COMMON SHARES RESERVED FOR FUTURE ISSUANCE

Shares of common stock reserved for future issuance at December 31, 2007 are as follows:

Convertible Senior Notes	39,200,000
Stock Option Plans	18,305,582
Employee Stock Purchase Plan	2,573,582

Total	60,079,164

NOTE 11.	STOCK REPURCHASE PROGRAMS

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

No shares were repurchased through our Discretionary Program during 2007. The Discretionary Program is currently in effect and at December 31, 2007, $59.3 million remains authorized for future repurchases.

No shares were repurchased through the Discretionary Program during the year ended December 31, 2006. During the year ended December 31, 2005, we repurchased 4,971,800 shares of common stock at an average price of $6.62 per share for an aggregate cost of $32.9 million.

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

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accumulated total number of shares repurchased under the program reached its authorized maximum of 1,000,000 shares.

NOTE 12.	STOCK BENEFIT PLAN AND STOCK-BASED COMPENSATION

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

Stock Incentive Plans

As of December 31, 2007, we have various stock-based compensation plans. Our employee stock option plans allow us to grant, on a discretionary basis, both incentive stock options and non-qualified stock options, as well as restricted stock and stock bonuses.

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

Under our 2002 Stock Incentive Plan, we automatically grant options to non-employee directors on a non-discretionary basis. Upon first joining the Board, each non-employee director is granted options to acquire 30,000 shares of our common stock. Such shares vest one-third one year from the date of grant and 1/24th per month over the ensuing two years. Effective July 1, 2001, and on July 1 of each year thereafter, each non-employee director (excluding the Chairman of the Board) receives an annual stock option to purchase 12,500 shares of our common stock. The Chairman of the Board receives an annual stock option grant to purchase 17,500 shares of our common stock. In addition, each non-employee director that serves as a member on a committee of the Board receives an additional annual stock option to purchase 1,000 shares of our common stock for each committee on which they serve as a member. In addition to the options for service on the committee, a non-employee director that serves as the chairman of a committee of the Board receives an additional stock option to purchase 1,000 shares of our common stock for each such chairman position held per year. These stock options vest over a three-year vesting schedule with one-third of the options vesting one year from the date of the grant and the remaining two-thirds of the options vesting over the remaining two years on a monthly basis. In the event of a change of control of Borland, the options would become 100% vested.

At December 31, 2007, 5,695,409 shares were available for future grant under our various stock option plans. All options granted under the plans for the years ended December 31, 2007, 2006 and 2005 were priced at the fair market value on the date of grant, based on the closing price of our common stock as reported on the Nasdaq Stock Market on the date of grant, or if the date of grant is not a trading day, the trading day immediately prior to the date of grant.

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activities

The following table presents a summary of our stock option activity for the year ended December 31, 2007 (shares in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
			(Years)	(Thousands)

Outstanding at December 31, 2006	14,840	$8.04
Granted	2,861	$5.69
Exercised	(217)	$5.35
Forfeited/expired	(4,874)	$8.49

Outstanding at December 31, 2007	12,610	$7.38	6.46	$—

Vested and expected to vest at December 31, 2007	10,589	$7.70	6.01	$—

Exercisable at December 31, 2007	7,231	$8.64	4.67	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Borland’s closing stock price on the last trading day of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of Borland’s stock. Total intrinsic value of options exercised in fiscal 2007 and 2006 was $0.1 million and $0.5 million, respectively.

The following table summarizes our stock option activity and related weighted-average exercise prices within each category for the years ended December 31, 2007, 2006 and 2005 relating to our stock incentive plans (in thousands, except share price data):

	Year Ended December 31,
	2007		2006		2005
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of period:	14,840	$8.04	16,030	$9.23	12,567	$10.99
Stock options:
Granted	2,861	$5.69	4,290	$5.44	6,721	$6.69
Exercised	(217)	$5.35	(389)	$4.59	(367)	$5.85
Canceled	(4,874)	$8.49	(5,091)	$9.87	(2,891)	$11.47

Options outstanding at end of period:	12,610	$7.38	14,840	$8.04	16,030	$9.23

Exercisable	7,231	$8.64	9,283	$9.47	12,581	$10.09

The weighted-average fair value of the stock options granted under the employee stock incentive plans during the years ended December 31, 2007, 2006 and 2005, as defined by SFAS 123R was $2.45, $2.56 and $3.80, respectively.

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2007 (options outstanding and exercisable are in thousands):

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
	2007	Life	Price	2007	Price

$3.05 – $5.44	2,763	8.42	$5.11	868	$5.17
$5.45 – $5.84	2,600	4.61	$5.60	2,000	$5.62
$5.85 – $6.42	3,954	8.62	$6.14	1,082	$6.32
$6.50 – $13.17	2,608	3.91	$9.26	2,596	$9.27
$13.30 – $714.22	685	2.72	$23.17	685	$23.17

	12,610	6.46	$7.38	7,231	$8.64

The weighted-average remaining contractual life for all exercisable stock options at December 31, 2007 was 2.64 years.

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

During the years ended December 31, 2007 and 2006, we granted no shares and 362,500 shares, respectively, of restricted stock to certain employees and officers with a cash purchase price of $0.01 per share and a vesting term of up to five years. The restricted stock is subject to repurchase if employment terminates prior to vesting. During the years ended December 31, 2007, 2006 and 2005 we recognized $1.6 million, $3.5 million and $1.5 million, respectively, of compensation expense related to our restricted stock grants. At December 31, 2007, 255,018 restricted shares remained outstanding and the unamortized compensation balance related to these shares was $0.9 million.

A summary of the status for unvested stock awards as of December 31, 2007, and activities during fiscal year 2007, is presented as follows (in thousands, except per share data):

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Stock	Fair
	Outstanding	Value

Balance at December 31, 2006	850	$5.95
Granted	—	$—
Vested	(465)	$5.91
Forfeited	(130)	$5.73

Balance at December 31, 2007	255	$6.14

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No restricted stock was granted during the year ended December 31, 2007, and the fair value of restricted stock vested during the year ended December 31, 2007 and 2006 was $2.2 million and $2.5 million, respectively.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan, or ESPP, allows our eligible employees, and the eligible employees of our subsidiaries, to purchase shares of our common stock through payroll deductions. Purchases are limited to a maximum of 15% of the employee’s compensation, subject to a total annual employee purchase limit of $25,000 worth of our common stock. In addition, the maximum number of shares a participant may purchase in an offering period is 1,250 shares. The ESPP shares may be purchased by participants at 85% of the lower of the fair value of the common stock on the purchase date as reported by the Nasdaq Stock Market at the beginning of the offering period or the fair value on the purchase date.

There are two offering periods which last six months each and generally begin on or about December 1 of each year and on or about June 1 of each year. Each offering period may be adjusted or suspended under the ESPP by our Board of Directors. Each offering period comprises a single purchase period.

In June 2003, our stockholders approved an amendment to our 1999 Employee Stock Purchase Plan to increase the shares authorized for issuance by 900,000 shares, in May 2005, our stockholders approved an amendment to our 1999 Employee Stock Purchase Plan to increase the shares authorized for issuance by an additional 900,000, bringing the total authorized to 4,000,000, and in May 2007, our stockholders approved an amendment to our 1999 Employee Stock Purchase Plan to increase the shares authorized for issuance by an additional 2,500,000 , bringing the total authorized to 6,500,000.

Of the 6,500,000 shares of common stock that have been reserved for issuance under the plan, 3,926,418 shares were issued through December 31, 2007. Sales to employees under the plan during the years ended December 31, 2007, 2006 and 2005 were 236,055, 686,188 and 640,793 shares of common stock at an average price of $2.75, $4.50 and $5.33 per share, respectively.

The weighted-average fair value of those purchase rights granted during the years ended December 31, 2007, 2006 and 2005, as defined by SFAS 123R, was $1.40, $1.76 and $1.84, respectively.

Our ESPP is deemed to be compensatory, and therefore, ESPP expenses under SFAS 123R have been included in our Condensed Consolidated Statements of Operations for the year ended December 31, 2007 and 2006.

Stock-Based Compensation Expense

During the twelve months ended December 31, 2007, we recorded $4.4 million of stock based compensation. No stock-based compensation costs were capitalized as part of the cost of an asset as of December 31, 2007. As of December 31, 2007, total unrecognized stock-based compensation costs related to stock options, employee stock purchase plan and restricted stock amounted to $9.5 million, net of estimated forfeitures. Unvested stock-based compensation costs will be recognized as the underlying stock option or restricted stock vests over a period of up to 5 years. At December 31, 2007, our outstanding options had a weighted average remaining contractual term of 6.46 years. As of December 31, 2007, our unrecognized compensation cost related to stock options amounted to $8.5 million and is expected to be recognized over a weighted-average period of 2.6 years. At December 31, 2007, our unrecognized stock-based compensation cost related to restricted stock amounted to $0.9 million and is expected to be recognized over a weighted-average period of 1.31 years. The amount of unrecognized stock-based compensation will be affected by any future stock option or restricted stock grants and by restructuring activities that include the termination of any employee that has received stock option or restricted stock grants that are unvested as of their termination date.

At December 31, 2007, based on our historical experience of unvested option cancellations, we have assumed an annualized forfeiture rate of approximately 12.2% for our options granted to executive officers and 24.2% for our

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options granted to non-executive officers. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

During the twelve months ended December 31, 2006, and as a result of the adoption of SFAS 123R, we recorded $7.2 million of stock-based compensation expense. Prior to the adoption of SFAS 123R, we presented unearned stock-based compensation as a separate component of stockholders’ equity. Our deferred compensation balance of $7.2 million as of December 31, 2005, which was accounted for under APB 25, was reclassified into our additional paid-in-capital upon the adoption of SFAS 123R.

No stock-based compensation costs were capitalized as part of the cost of an asset as of December 31, 2006. As of December 31, 2006, total unrecognized stock-based compensation costs related to stock options, employee stock purchase plan and restricted stock amounted to $13.1 million, net of estimated forfeitures. Unvested stock-based compensation costs will be recognized as the underlying stock option or restricted stock vests over a period of up to 5 years. At December 31, 2006, our outstanding options had a weighted average remaining contractual term of 7.49 years. As of December 31, 2006, our unrecognized compensation cost related to stock options amounted to $9.9 million and is expected to be recognized over a weighted-average period of 1.59 years. At December 31, 2006, our unrecognized stock-based compensation cost related to restricted stock amounted to $3.2 million and is expected to be recognized over a weighted-average period of 1.38 years. The amount of unrecognized stock-based compensation will be affected by any future stock option or restricted stock grants and by restructuring activities that include the termination of any employee that has received stock option or restricted stock grants that are unvested as of their termination date.

At December 31, 2006, based on our historical experience of pre-vesting option cancellations, we have assumed an annualized forfeiture rate of approximately 1.3% for our options granted to executive officers and 14.7% for our options granted to non-executive officers. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

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

The following table summarizes the assumptions used to value options granted in the respective periods:

	Year Ended December 31,
	2007	2006	2005

Expected Life	4.90 years	5.01 years	4.0 years
Risk-free interest rate	4.74%	4.51%	4.39%
Volatility	41.7%	47.5%	57.0%
Dividend yield	0.00%	0.00%	0.00%

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the assumptions used to value employee stock purchase in the respective periods:

	Year Ended December 31,
	2007	2006	2005

Expected Life	6 months	6 months	6 months
Risk-free interest rate	5.02%	4.39%	4.32%
Volatility	31.0%	40.7%	38.0%
Dividend yield	0.00%	0.00%	0.00%

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

Total stock-based compensation recognized in our Condensed Consolidated Statements of Operations for the twelve months ended December 31, 2007 and 2006 are as follows (in thousands):

	Twelve Months Ended December 31, 2007
		Employee Stock	Restricted
	Stock Options	Purchase Rights	Stock	Total

Cost of service revenues	$100	$5	$64	$169
Selling, general and administrative	3,127	126	1,254	4,507
Research and development	966	82	309	1,357

Total	$4,193	$213	$1,627	$6,033

	Twelve Months Ended December 31, 2006
		Employee Stock	Restricted
	Stock Options	Purchase Rights	Stock	Total

Cost of service revenues	$204	$59	$168	$431
Selling, general and administrative	4,768	528	3,083	8,379
Research and development	1,278	336	264	1,878

Total	$6,250	$923	$3,515	$10,688

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

NOTE 13.	EMPLOYEE 401(k) PLAN

We maintain a 401(k) retirement savings plan, or the Plan, for our full-time employees. Each participant in the Plan may elect to contribute up to $15,500 of his or her annual compensation to the Plan for 2007. The limit for 2007 was $15,500 and the limit for 2006 was $15,000. We match employee contributions at a rate of 50% to a maximum of 6% of the employees’ annual compensation. Employer contributions are fully vested at the time they occur. During 2007, 2006, and 2005, our contributions amounted to $1.4 million, $1.5 million and $1.5 million, respectively.

NOTE 14.	STOCKHOLDER RIGHTS AGREEMENT

In October 2001, we adopted a Stockholder Rights Plan to protect the stockholders in the event that a third-party proposes an unsolicited takeover of Borland that has not been recommended or approved by the Board of Directors. This rights plan replaced an earlier rights plan, which would have expired in December 2001. Under the Stockholder Rights Plan, each share of our outstanding common stock carries one preferred share purchase right, or Right. Each Right entitles the holder, other than the acquiring person or entity to purchase 1/1,000 of a share of our series d junior participating preferred stock at an exercise price of $80.00. The rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces acquisition of or tender offers for 15% or more of our common stock. For a limited period of time after the time the Rights become exercisable, each right is redeemable at $0.01 per Right at a nominal price and expires in December 2011.

NOTE 15.	REPORTABLE SEGMENTS

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

CodeGear.  Our CodeGear segment focuses on developing tools for individual developers and currently offers a number of Integrated Developer Environment, or IDE, and database products for Java, .NET and Windows

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development. CodeGear products include Delphi, Delphi for PHP, C++Builder, C#Builder, JBuilder, Turbotm and Interbase. CodeGear also provides worldwide developer support and education services.

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

Selected operating results information for each business segment was as follows (in thousands):

	Twelve Months Ended December 31, 2007
	Enterprise	CodeGear	Total

License and other revenues	$96,686	$40,672	$137,358
Service revenues	115,100	16,323	131,423

Total revenues	$211,786	$56,995	$268,781
Operating loss	$(43,897)	$(17,143)	$(61,040)

For the years ended December 31, 2007 and 2006, we have allocated goodwill and other long-lived assets to our reportable segments as follows (in thousands):

	Year Ended December 31, 2007
	Enterprise	CodeGear	Total

Long-lived assets:
Goodwill	$185,857	$40,831	$226,688
Other non-current assets	88,969	541	89,510

Non-current assets	274,826	41,372	316,198

Total assets	$494,889	$49,128	$544,017

	Year Ended December 31, 2006
	Enterprise	CodeGear	Total

Long-lived assets:
Goodwill	$186,016	$67,340	$253,356
Other non-current assets	57,828	574	58,402

Non-current assets	243,844	67,914	311,758

Total assets	$343,508	$100,391	$443,899

Enterprise-wide disclosures

We have various wholly-owned subsidiaries, which develop, market and/or distribute our products in other countries. In certain international markets not covered by our international subsidiaries, we generally sell through independent distributors. For our geographic disclosures, inter-company transactions are recorded at either cost or applicable transfer price, as appropriate. Inter-company transactions and balances are eliminated upon

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidation. Our geographical summary results of operation for the years ended December 31, 2007, 2006 and 2005, are as follows (amounts in thousands):

	Year Ended December 31,
	2007	2006	2005

Total revenues from unaffiliated customers:
Americas	$136,967	$168,278	$138,008
EMEA	98,658	99,218	97,529
Asia Pacific	33,156	37,164	41,206

Total revenues	268,781	304,660	276,743

License and other revenues	$137,358	$165,886	$163,182
Technical Support	102,273	99,713	84,525
Consulting and education services	29,150	39,061	29,036

Total revenues	268,781	304,660	276,743

Inter-company revenue U.S.	$19,412	$11,264	$10,493
Elimination of inter-company-revenues	(19,412)	(11,264)	(10,493)

Reported inter-company revenues	$—	$—	$—

Operating income (loss):
Americas	$(88,958)	$(76,308)	$(81,422)
EMEA	21,914	18,955	35,912
Asia Pacific	6,004	4,260	10,535

Operating loss:	(61,040)	(53,093)	(34,975)

Gain on sales of investment	—	—	4,372
Interest and other income, net	2,503	3,662	5,155

Loss before income taxes	$(58,537)	$(49,431)	$(25,448)

Long-lived assets:
Americas	$53,559	$11,143	$21,546
EMEA	2,621	2,549	2,103
Asia Pacific	1,672	4,190	4,146

Long-lived assets:	57,852	17,882	27,795
Other non-current assets	258,346	293,876	191,422

Non-current assets	316,198	311,758	219,217

Identifiable assets:
Americas	$344,907	$339,424	$243,119
EMEA	31,691	38,308	33,990
Asia Pacific	8,553	10,850	12,343

Identifiable assets:	385,151	388,582	289,452
General corporate assets (cash, cash equivalents and short-term investments)	158,866	55,317	175,078

Total assets	544,017	443,899	464,530

Our Americas operations include our activities in the United States as well as subsidiaries and branch offices in Brazil and Canada. Our Europe, Middle East and Africa, or EMEA, operations include activities of our subsidiaries

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and branch offices in Finland, France, Germany, Ireland, Italy, the Netherlands, Spain, Sweden and the United Kingdom. Our Asia Pacific, or APAC, operations include activities of our subsidiaries and branch offices in Australia, China, Hong Kong, India, Japan, New Zealand, Singapore and Taiwan.

Total revenues from our most significant operations by country and their percentage of total revenues for 2007, 2006 and 2005 were as follows (dollars in thousands):

	2007		2006		2005

United States	$112,652	42%	$147,050	48%	$118,936	43%
Germany	30,666	11%	29,210	10%	31,010	11%
United Kingdom	28,281	11%	24,427	8%	22,484	8%
All other countries	97,182	36%	103,973	34%	104,313	38%

Total revenues	$268,781	100%	$304,660	100%	$276,743	100%

No other single country accounted for revenues greater than 10% of total revenues in the years ended December 31, 2007, 2006, or 2005.

Revenues, operating results and identifiable assets are classified by location of our facilities rather than by customer location. Revenues related to product transfers between geographic areas were not significant. Export revenues from the United States represented $19.4 million, $21.2 million and $19.1 million during the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 16.	COMMITMENTS AND CONTINGENCIES

Indemnifications and Guarantees

The following is a summary of our agreements that we have determined are within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,”, some of which are specifically grandfathered in because the guarantees were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2007, except as described below.

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

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Leases

We lease certain of our office and operating facilities and certain of our furniture and equipment under various operating leases. In connection with our acquisition of Segue we acquired a capital lease for leasehold improvements on a facility in Austria. At December 31, 2007 the obligation totaled $0.1 million which is payable through 2010.

Our operating leases expire at various times through 2021. At December 31, 2007, future minimum lease and sublease payments under non-cancelable operating leases and subleases and future minimum lease and sublease income under non-cancelable leases and subleases were as follows (in thousands):

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Operating leases	$10,721	$19,422	$7,418	$6,639	$44,200
Restructured operating leases	5,914	12,107	4,843	—	22,864
Convertible senior notes	—	—	200,000	—	200,000
Capital lease	41	84	—	—	125

Gross commitments	16,676	31,613	212,261	6,639	267,189
Sublease income	(3,056)	(8,580)	(4,909)	—	(16,545)

Net commitments	$13,620	$23,033	$207,352	$6,639	$250,644

BORLAND SOFTWARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense, net, for all operating leases was $9.5 million, $12.3 million and $11.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The restructured operating leases above represent total lease commitments that are not associated with continuing operations and include exited facilities located in California, North Carolina and Sweden.

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

Service Commitments

At December 31, 2007, we had a commitment regarding outsourcing arrangements for portions of our information technology operations. We terminated the contract for this service on January 30, 2008 with an effective date of July 30, 2008. We will incur a termination fee of $0.9 million during 2008. This amount is not included in the operating lease commitments table above.

SCHEDULE II
BORLAND SOFTWARE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2007, 2006 and 2005

		Charged
	Balance	to
	at	Statements	Deductions	Balance
	Beginning	of	From	at End of
	of Period	Operations	Reserves	Period
	(Unaudited, in thousands)

December 31, 2007:
Allowance for sales returns, rebates and doubtful accounts	$5,413	1,570	$887	$6,096
December 31, 2006:
Allowance for sales returns, rebates and doubtful accounts	$7,235	$(2,946)	$(1,124)	$5,413
December 31, 2005:
Allowance for sales returns, rebates and doubtful accounts	$9,830	$3,005	$5,600	$7,235

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger, dated as of February 7, 2006, by and among Segue Software, Inc., Borland Software Corporation and Beta Merger Sub, Inc.	8-K	2/8/2006	2.1
2.2	Form of Voting Agreement, dated as of February 7, 2006, by and among Borland Software Corporation and the other parties signatory thereto	8-K	2/8/2006	2.2
3.1	Restated Certificate of Incorporation of Borland Software Corporation	10-Q	8/9/2005	3.1
3.2	Amended and Restated Bylaws of Borland Software Corporation	10-Q	8/9/2005	3.2
4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/2001	1
4.2	Specimen Stock Certificate of Borland Software Corporation	10-Q	5/13/2002	4.1
4.3	Indenture by and between the Company and U.S. Bank National Association, as trustee, dated February 6, 2007	8-K	2/08/2007	4.1
4.4	Global Note representing the Company’s 2.75% Convertible Senior Note due 2012	8-K	2/08/2007	4.2
4.5	Registration Rights Agreement by and between the Company and J.P. Morgan Securities Inc., dated February 6, 2007	8-K	2/08/2007	4.3
10.1	Form of Indemnity Agreement.+	S-8	9/26/1990
10.2	2005 Incentive Compensation Plan for Executive Officers.+	10-K	3/25/2005	10.2
10.3	2006 Incentive Compensation Plan for Executive Officers.+	8-K	3/20/2006	10.86
10.4	1985 Stock Option Plan.+	10-K	3/28/2003	10.4
10.5	Non-Employee Directors’ Stock Option Plan.+	8-K	12/27/1991
10.6	1992 Stock Option Plan.+	S-8	7/4/1992
10.7	1993 Stock Option Plan.+	S-8	3/11/1993
10.8	1997 Stock Option Plan.+	S-8	12/19/1997	4.4
10.9	Amendment to the 1997 Stock Option Plan.+	S-8	9/1/2000	4.9
10.10	Second Amendment to the 1997 Stock Option Plan.+	S-8	6/1/2001	4.6
10.11	1997 Employee Stock Purchase Plan.+	S-8	12/19/1997	4.5
10.12	1998 Nonstatutory Stock Option Plan.+	10-K	3/28/2003	10.12
10.13	1999 Employee Stock Purchase Plan.+	10-Q	8/9/2005	10.12
10.14	Borland Software Corporation Dale Fuller Individual Stock Option Plan.+	10-K	4/4/2000	10.18
10.15	2002 Stock Incentive Plan.+	8-K	5/16/2005	99.2
10.16	Form of Notice of Grant under the Discretionary Option Grant Program of the 2002 Stock Incentive Plan.+	10-Q	11/9/2004	10.73
10.17	Form of Stock Option Agreement under the Discretionary Option Grant Program of the 2002 Stock Incentive Plan.+	10-Q	11/9/2004	10.74
10.18	Form of Stock Issuance Agreement under the 2002 Stock Incentive Plan.+	10-K	3/25/2005	10.17
10.19	Form of Option Agreement under the Automatic Option Grant Program of the 2002 Stock Incentive Plan.+	10-K	3/25/2005	10.18

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

10.20	Form of Addendum to Stock Option Agreement under the 2002 Stock Incentive Plan (Twelve Months Acceleration).+	10-K	3/25/2005	10.19
10.21	Form of Addendum to Stock Option Agreement under the 2002 Stock Incentive Plan (50% Acceleration).+	10-K	3/25/2005	10.20
10.22	Form of Addendum to Stock Option Agreement under the 2002 Stock Incentive Plan (100% Acceleration).+	10-K	3/25/2005	10.21
10.23	Form of Stock Issuance Agreement under the Stock Issuance Program of the 2002 Stock Incentive Plan.+	10-Q	11/8/2005	10.74
10.24	Form of Acceleration Addendum to Stock Issuance Agreement under the Stock Issuance Program of the 2002 Stock Incentive Plan.+	10-Q	11/8/2005	10.75
10.25	Form of Stock Option Agreement under the Discretionary Option grant program of the 2002 Stock Incentive Plan, as amended on October 27, 2005.+	10-Q	11/8/2005	10.76
10.26	Form of Acceleration Addendum to Stock Option Agreement under the Discretionary grant program of the 2002 Stock Incentive Plan.+	10-Q	11/8/2005	10.77
10.27	Borland Software Corporation 2003 Supplemental Stock Option Plan.+	8-K	3/20/2006	10.87
10.28	Segue Software Inc. Special Termination and Vesting Plan.+	8-K	7/6/2006	10.89
10.29	Starbase Corporation 2001 Stock Plan.+	S-8	1/24/2003	99.1
10.30	Starbase Corporation 1996 Stock Option Plan.+	S-8	1/24/2003	99.2
10.31	Starbase Corporation NSO Stock Option Program.+	S-8	1/24/2003	99.3
10.32	TogetherSoft Corporation 2000 Stock Plan.+	S-8	1/24/2003	99.6
10.33	TogetherSoft Corporation 2001 Officer Stock Plan.+	S-8	1/24/2003	99.7
10.34	TogetherSoft Corporation 2001 Non-U.S. Plan.+	S-8	1/24/2003	99.8
10.35	TogetherSoft Corporation 2001 California Plan.+	S-8	1/24/2003	99.9
10.36	Employment Agreement between Dale L. Fuller and Borland Software Corporation dated as of January 1, 2001.+	10-K	3/29/2001	10.20
10.37	Amendment to Employment Agreement between Borland Software Corporation and Dale L. Fuller, dated July 1, 2003.+	10-Q	11/14/2003	10.3
10.38	Employment Agreement between Borland Software Corporation and Kenneth R. Hahn dated as of August 7, 2002.+	10-Q	11/14/2002	99.3
10.39	Amendment to Employment Agreement between Borland Software Corporation and Kenneth R. Hahn dated as of October 22, 2002.+	10-Q	11/14/2002	99.4
10.40	Amendment to the Employment Agreement between Borland Software Corporation and Kenneth R. Hahn, dated as of June 7, 2004.+	10-Q	8/9/2004	10.72
10.41	Addendum to Stock Option Agreement between Borland Software Corporation and Kenneth R. Hahn dated as of November 3, 2004.+	10-K	3/25/2005	10.39
10.42	Amendment to Employment Agreement between Borland Software Corporation and Kenneth R. Hahn dated as of May 12, 2005.+	8-K	5/16/2005	99.3

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

10.43	Employment Agreement between Borland Software Corporation and Timothy J. Stevens, dated September 17, 2003.+	10-Q	11/14/2003	10.5
10.44	Amendment to Employment Agreement between Borland Software Corporation and Timothy J. Stevens, dated March 4, 2004.+	10-K	3/15/2004	10.34
10.45	Addendum to Stock Option Agreement between Borland Software Corporation and Timothy J. Stevens dated as of November 3, 2004.+	10-K	3/25/2005	10.44
10.46	Separation and Mutual Release Agreement between the Company and Timothy J. Stevens dated June 16, 2006.+	8-K	6/19/2006	10.1
10.47	Employment Agreement between Borland Software Corporation and Matthew Thompson, dated October 1, 2003.+	10-Q	11/14/2003	10.6
10.48	Separation Agreement and Full and Final Release of Claims between the Company and Matthew Thompson, dated January 5, 2007.+	8-K	1/08/2007	10.100
10.49	Employment Agreement between the Company and Tod Nielsen, dated November 1, 2005.+	8-K	11/8/2005	10.73
10.50	Form of Addendum to Employment Offer Letters for Severance Benefits for Named Executive Officers.+	10-Q	11/8/2005	10.78
10.51	2003 Stock Option Agreement for Tod Nielsen under the 2003 Supplemental Stock Option Plan.+	10-K	5/02/2006	10.52
10.52	Addendum to Stock Option Agreement for Tod Nielsen.+	10-K	5/02/2006	10.53
10.53	Stock Issuance Agreement for Tod Nielsen.+	10-K	5/02/2006	10.54
10.54	Addendum to Stock Issuance Agreement for Tod Nielsen.+	10-K	5/02/2006	10.55
10.55	Amendment to Employment Agreement between the Company and Tod Nielsen effective as of November 1, 2005.+	8-K/A	11/23/2005	10.79
10.56	Employment Offer Letter between the Company and Peter Morowski, dated June 3, 2006.+	8-K	8/21/2006	10.93
10.57	Addendum to Employment Offer Letter for Severance Benefits between the Company and Peter Morowski, dated June 3, 2006.+	8-K	8/21/2006	10.94
10.58	Employment Offer Letter between the Company and Greg Wrenn, dated September 7, 2006.+	8-K	10/19/2006	10.96
10.59	Addendum to Employment Offer Letter for Severance Benefits between the Company and Greg Wrenn, dated September 7, 2006.+	8-K	10/19/2006	10.97
10.60	Employment Agreement between the Company and Michael Sullivan, dated July 5, 2006.+	8-K	7/6/2006	10.88
10.61	Separation Agreement and Full and Final Release of Claims between the Company and Michael Sullivan, dated September 18, 2006.+	8-K	9/22/2006	10.95
10.62	Employment Offer Letter between the Company and Erik Prusch, dated October 2, 2006.+	8-K	11/14/2006	10.98
10.63	Addendum to Employment Offer Letter for Severance Benefits between the Company and Erik Prusch, dated October 2, 2006.+	8-K	11/14/2006	10.99
10.64	Employment Offer Letter between the Company and David Packer, dated January 4, 2007.+	8-K	1/08/2007	10.101

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

10.65	Addendum to Employment Offer Letter for Severance Benefits between the Company and David Packer.+	8-K	1/08/2007	10.102
10.66	Summary of Board Compensation.+	8-K	1/17/2007	10.103
10.67	Lease Agreement by and between Borland Software Corporation and ScanlanKemperBard Companies dated as of February 17, 2000.	10-K	3/29/2001	10.44
10.68	First Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of September 30, 2000.	10-K	3/29/2001	10.45
10.69	Second Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of June 1, 2001.	10-K	3/28/2003	10.54
10.70	Third Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of November 1, 2001.	10-K	3/28/2003	10.55
10.71	Office Lease and amendment between Starwood O.C. Portfolio I, L.L.C., and Starbase Corporation.	10-K	3/28/2003	10.57
10.72	Lease and amendment between Davis Sandler Three LLC and TogetherSoft Corporation.	10-K	3/28/2003	10.58
10.73	Agreement of Purchase and Sale dated May 30, 2006 between Borland Software Corporation and Fowler Property Acquisitions, LLC.	8-K	6/5/2006	10.1
10.74	First Amendment to Agreement of Purchase and Sale dated May 30, 2006 between Borland Software Corporation and Fowler Property Acquisitions, LLC, dated June 30, 2006.	8-K	7/7/2006	10.91
10.82	Amendment to Stock Option Agreement between Borland Software Corporation and Dale L. Fuller, dated February 2, 2005.+	10-Q	5/10/2005	10.72
10.83	Visual Studio Partner Master Agreement between Microsoft Corporation and Borland Software Corporation, dated August 11, 2006.	10-K	3/15/2007	10.97
21.1	Subsidiaries of Borland Software Corporation.				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X
31.1	Certification of Tod Nielsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X
31.2	Certification of Erik Prusch, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X
32.1	Certification of Tod Nielsen, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.++				X
32.2	Certification of Erik Prusch, Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.++				X

+	Management contract or compensatory plan or arrangement.

++	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Borland Software Corporation under the Securities Act of

1933 or the Securities Exchange Act of 1934 whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

A copy of any exhibit will be furnished (at a reasonable cost) to any of our stockholders upon receipt of a written request. Such request should be sent to Borland Software Corporation, 8303 N. MoPac Expressway, Suite A-300, Austin, Texas USA 78759, Attn: Corporate Secretary.