Form 10-Q
period 2008-03-31
BORLAND SOFTWARE CORP
filed 2008-05-09
CIK 853273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☐               Accelerated filer ☑                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 30, 2008, the most recent practicable date prior to the filing of this report, was 72,957,536.

BORLAND SOFTWARE CORPORATION FORM 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts, unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$86,542	$90,805
Short-term investments	83,756	68,061
Accounts receivable, net of allowances of $5,508 and $6,096, respectively	48,898	54,640
Prepaid expenses	8,728	9,207
Other current assets	5,755	5,106

Total current assets	233,679	227,819

Property and equipment, net	9,322	9,996
Goodwill	214,119	226,688
Intangible assets, net	31,268	31,658
Long-term investments	20,783	37,970
Other non-current assets	9,615	9,886

Total assets	$518,786	$544,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,940	$7,622
Accrued expenses	29,863	31,605
Short-term restructuring	8,558	9,867
Income taxes payable	2,958	2,315
Deferred revenue	50,436	51,390
Other current liabilities	6,173	7,575

Total current liabilities	103,928	110,374

Convertible senior notes	200,000	200,000
Long-term restructuring	4,493	5,823
Long-term deferred revenue	2,156	1,774
Other long-term liabilities	25,134	23,976

Total liabilities	335,711	341,947

Stockholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized (2008: 94,119,587 issued and 72,960,607 outstanding; 2007: 94,134,952 issued and 72,975,972 outstanding)	730	730
Additional paid-in capital	668,460	666,910
Accumulated deficit	(357,812)	(335,478)
Cumulative other comprehensive income	12,106	10,317

	323,484	342,479
Treasury stock at cost, (2008 and 2007: 21,158,980 shares)	(140,409)	(140,409)

Total stockholders’ equity	183,075	202,070

Total liabilities and stockholders’ equity	$518,786	$544,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2008	2007
License and other revenues	$27,820	$37,162
Service revenues	30,454	33,804

Total revenues	58,274	70,966

Costs of revenues:
Cost of license and other revenues	1,296	1,706
Cost of service revenues	9,142	11,237
Amortization of acquired intangibles and other charges	2,100	2,119

Cost of revenues	12,538	15,062

Gross profit	45,736	55,904

Selling, general and administrative	36,746	47,831
Research and development	15,689	15,924
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges	1,472	874
Impairment of goodwill	13,300	—

Total operating expenses	67,207	64,629

Operating loss	(21,471)	(8,725)

Interest income	1,755	1,669
Interest expense	(1,660)	(885)
Other income (expense), net	558	(257)

Loss before income taxes	(20,818)	(8,198)

Income tax provision	1,516	1,020

Net loss	$(22,334)	$(9,218)

Net loss per share:
Net loss per share — basic and diluted	$(0.31)	$(0.12)

Shares used in computing basic and diluted loss per share	72,751	74,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net loss	$(22,334)	$(9,218)
Other comprehensive income:
Foreign currency translation adjustments	1,869	(586)
Fair market value adjustment for available-for-sale securities, net of tax	(80)	—

Comprehensive loss	$(20,545)	$(9,804)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,334)	$(9,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,493	4,109
Stock-based compensation	1,579	1,230
Provision for accounts receivable allowances	(250)	59
Impairment of goodwill	13,300	—
Loss on sale of subsidiary	—	226
Write-off of fixed assets	4	304
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	3,741	754
Prepaid expenses and other assets	(718)	(6,975)
Accounts payable and accrued expenses	(3,399)	(4,223)
Income taxes payable	506	204
Restructuring	(2,394)	(4,185)
Deferred revenues	824	52
Other liabilities	375	8,176

Cash used in operating activities	(5,273)	(9,487)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(570)	(1,253)
Acquisition of Simunication, net of cash acquired	(1,970)	—
Proceeds from sale of subsidiary	—	178
Sales of long-term investments	8,101	—
Purchases of short-term investments	(26,600)	—
Sales and maturities of short-term investments	19,991	—

Cash used in investing activities	(1,048)	(1,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible senior notes, net	—	194,230
Proceeds from issuance of stock options, net	—	220
Repurchase of common stock and others	(29)	(29,941)

Cash provided by (used in) financing activities	(29)	164,509

Effect of exchange rate changes on cash	2,087	(333)
Net change in cash and cash equivalents	(4,263)	153,614
Beginning cash and cash equivalents	90,805	55,317

Ending cash and cash equivalents	$86,542	$208,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 1. DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION
Description of the Company
     Borland Software Corporation (the “Company”) is the leading vendor of Open Application Lifecycle Management (“ALM”) solutions. The Company’s Open ALM Platform provides process-driven integration across all lifecycle assets, activities and tools so that its customers can collaborate, share information and track the entire software development lifecycle from planning to delivery.
Basis of Presentation
     The accompanying condensed consolidated financial statements at March 31, 2008 and December 31, 2007, and for the three months ended March 31, 2008 and 2007, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position at March 31, 2008 and December 31, 2007, and its results of operations and cash flows for the three months ended March 31, 2008 and 2007.
Estimates and Assumptions
     The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for any subsequent quarter or for the full year. The condensed consolidated financial statements and related notes should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”) on March 7, 2008.
Reclassifications
     The Company has reclassified certain prior period amounts to conform to the current period’s presentation.
NOTE 2. STOCK-BASED COMPENSATION
     The Company follows the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). The Company currently has in effect certain stock purchase plans, stock award plans, and equity incentive plans as described in Note 12 of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no material changes to such plans.
     Stock-Based Compensation Expense
     The total stock-based compensation expense associated with the Company’s employee stock-based compensation plans under SFAS 123R for the three months ended March 31, 2008 and 2007, was as follows:

	Three Months Ended
	March 31,
	2008	2007
	In Thousands
Cost of sales	$24	$42
Research and development	358	340
Selling, general and administrative	1,197	848

Stock-based compensation expense	$1,579	$1,230

BORLAND SOFTWARE CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
     Stock Options
     Option activity during the three months ended March 31, 2008, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic Value
	(In Thousands)	Price	Term (Years)	(In Thousands)
Outstanding at December 31, 2007	12,610	$7.38
Granted	92	$2.38
Forfeited/expired	(769)	$7.49

Outstanding at March 31, 2008	11,933	$7.33	6.26	$—

Vested and expected to vest at March 31, 2008	10,251	$7.61	5.88	$—

Exercisable at March 31, 2008	7,135	$8.48	4.67	$—

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options on such date) that option holders would have received had all option holders exercised their options on March 31, 2008. This amount could changed based on the fluctuation in the fair market value of the Company’s stock.
     Information regarding the stock options outstanding at March 31, 2008, is summarized below:

	Options Outstanding				Options Exercisable
		Weighted-
	Number	Average	Weighted-		Number	Weighted-
	Outstanding at	Remaining	Average	Aggregate	Exercisable at	Average
	March 31, 2008	Contractual	Exercise	Intrinsic Value	March 31, 2008	Exercise
	(In Thousands)	Life	Price	(In Thousands)	(In thousands)	Price
$2.00 - $5.29	2,412	8.15	$4.97		886	$5.14
$5.31 - $5.73	2,554	4.96	$5.56		1,927	$5.58
$5.75 - $6.26	2,475	8.45	$5.96		463	$5.98
$6.28 - $8.43	2,427	6.52	$6.93		1,794	$7.11
$8.58 - $714.22	2,065	2.74	$14.39		2,065	$14.39

Outstanding at March 31, 2008	11,933	6.26	$7.33	$—	7,135	$8.48

Vested and expected to vest at March 31, 2008	10,251	5.88	$7.61	$—

     The weighted-average remaining contractual life for all exercisable stock options at March 31, 2008 was 4.67 years. As of March 31, 2008, the aggregate intrinsic value of the options outstanding and the aggregate intrinsic value of the options outstanding and exercisable were each nil.
     As of March 31, 2008, the Company expects to recognize $7.9 million of total unrecognized compensation cost related to stock options over a weighted-average period of approximately 2.5 years.

BORLAND SOFTWARE CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
     The Company estimates the fair value of share-based payment awards granted using the Black-Scholes option pricing model. The weighted-average assumptions for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March 31,
	2008	2007
Expected life	4.66 years	4.84 years
Risk-free interest rate	2.46%	4.50%
Volatility	48.5%	41.1%
Dividend yield	0%	0%
Restricted Stock
     Unvested restricted stock awards as of December 31, 2007, and changes during the three months ended March 31, 2008, were as follows:

	Unvested	Weighted
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair
	(In Thousands)	Value
Balance at December 31, 2007	255	$6.14
Vested	(99)	$6.14
Forfeited	(4)	$9.79

Balance at March 31, 2008	152	$6.03

     As of March 31, 2008, there was $502,000 in unrecognized stock-based compensation expense related to unvested restricted stock awards. The Company expects to recognize that cost over a weighted-average period of approximately 1 year.
Employee Stock Purchase Plan
     The Company’s Employee Stock Purchase Plan (“ESPP”) allows the Company’s eligible employees to purchase shares of our common stock through payroll deductions. Effective starting with the offering period ended November 30, 2007, purchases are limited to a maximum of 10% of the employee’s compensation, subject to a total annual employee purchase limit of $25,000 worth of our common stock. In addition, the maximum number of shares a participant may purchase in an offering period is 1,250 shares. The ESPP shares may be purchased by participants at 85% of the lower of the fair value of the common stock on the purchase date as reported by the Nasdaq Stock Market at the beginning of the offering period or the fair value on the purchase date.
     There are two offering periods which last six months each and generally begin on or about December 1 of each year and on or about June 1 of each year. Each offering period may be adjusted or suspended under the ESPP by the Company’s Board of Directors. Each offering period comprises a single purchase period. The current offering period began on December 3, 2007 and will end on May 30, 2008.
     The ESPP is deemed to be compensatory, and therefore, ESPP expenses of $110,000 have been included in our unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2008.

BORLAND SOFTWARE CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
NOTE 3. NET INCOME (LOSS) PER SHARE
     Under the provisions of SFAS No. 128, Earnings per Share (“SFAS 128”), the Company computes the basic net income (loss) per share by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares, which consist of incremental shares issuable upon exercise of stock options and unvested restricted stock, are included in diluted net income per share in periods in which net income is reported, to the extent such shares are dilutive. Diluted net loss per share is the same as basic net loss per share for three months ended March 31, 2008 and 2007, due to our net losses in those periods.
     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net loss	$(22,334)	$(9,218)

Denominator:
Weighted-average shares outstanding, excluding unvested restricted stock	72,751	74,395
Effect of dilutive securities:
Employee stock options, restricted stock awards and ESPP shares	—	—

Denominator for diluted net loss per share-weighted-average shares and assumed conversions	72,751	74,395

Net loss per share attributable to common stockholders:
Net loss per share-basic and diluted	$(0.31)	$(0.12)

     The diluted net loss per share calculation for the three months ended March 31, 2008 and 2007, excludes options to purchase 12.3 million and 14.0 million weighted average shares of common stock, respectively, and 216,000 and 691,000 unvested weighted average restricted common shares, respectively, due to our net loss in those periods. In addition, the dilutive net loss per share calculation for the three months ended March 31, 2008 and 2007, excluded the dilutive impact of 15.3 million shares each, respectively, of shares issuable upon conversion of our 2.75% Convertible Senior Notes due February 15, 2012, calculated using the “if converted method”, due to our net loss in the periods presented. See Note 4 of the unaudited Condensed Consolidated Financial Statements for information on the Convertible Senior Notes.
NOTE 4. SENIOR NOTES OFFERING
     In February 2007, the Company issued 2.75% Convertible Senior Notes due February 15, 2012, for an aggregate principal amount of $200 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A under the Securities Act of 1933. The Convertible Senior Notes bear interest at 2.75% per annum. Interest is payable semiannually in arrears on February 15 and August 15, of each year. The Company received proceeds of approximately $193.9 million after the initial purchaser fees and the offering expenses of approximately $6.1 million were deducted. The fees and interest expense related to the offering are being recorded in interest expense over the term of the Convertible Senior Notes. The Company used approximately $30 million of the net proceeds from the sale of the Convertible Senior Notes to repurchase approximately 5.9 million shares of the Company’s common stock.

BORLAND SOFTWARE CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
Conversion Process and Other Terms of the Convertible Senior Notes
     On or after November 11, 2011, holders of the Convertible Senior Notes will have the right to convert their notes. Upon conversion, the Company will deliver a number of shares of its common stock equal to the conversion rate for each $1,000 of principal amount of notes converted, unless prior to the date of such conversion the Company has obtained stockholder approval to settle conversions of the notes in cash and shares of its common stock. If such approval is obtained, any notes converted after approval will be convertible into (i) cash equal to the lesser of the aggregate principal amount of the notes to be converted and the total conversion value and (ii) shares of the Company’s common stock for the remainder, if any, of the total conversion value. In addition, following specified corporate transactions, the Company will increase the conversion rate for holders who elect to convert notes in connection with such corporate transactions, provided that in no event may the shares issued upon conversion, as a result of adjustment or otherwise, result in the issuance of more than approximately 39.2 million shares.
     Holders may convert their Convertible Senior Notes prior to maturity if: (1) the price of the Company’s common stock reaches $8.29 during periods of time specified in the Convertible Senior Notes, (2) specified corporate transactions occur or (3) the trading price of the notes falls below a certain threshold.
     The Company evaluated the embedded conversion option in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and concluded that the embedded conversion option contained within the Convertible Senior Notes should not be accounted for separately because the conversion option is indexed to our common stock and is classified as stockholders’ equity. Additionally, the Company evaluated the terms of the Convertible Senior Notes for a beneficial conversion feature in accordance with Financial Accounting Standard Board (“FASB”) Emerging Issue Task Force (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments, and concluded that there was no beneficial conversion feature at the commitment date based on the conversion rate of the Convertible Senior Notes relative to the commitment date stock price.
     Each $1,000 of principal of the Convertible Senior Notes will initially be convertible into 156.8627 shares of the Company’s common stock, which is the equivalent of $6.38 per share and would result in the issuance of an aggregate of approximately 31.4 million shares. The number of shares issuable upon conversion is subject to adjustment under the following circumstances: (1) during any fiscal quarter beginning after March 31, 2007, if the last reported sale price of the Company’s common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediate preceding fiscal quarter is greater or equal to 130% of the applicable conversion price on the last day of such preceding fiscal quarter; (2) during the five business day period after any ten consecutive trading day period in which the trading price per note for each day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for such day; and (3) upon the occurrence of specified corporate transactions.
     Based on SFAS 128 and EITF No. 04-08, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share, the dilutive effect of the common shares issuable upon conversion of the Convertible Senior Notes would normally be reflected in the diluted earnings per share calculation. However, due to the net share settlement feature, the Convertible Senior Notes do not qualify as an Instrument C under EITF No. 90-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Therefore, the Company uses the “if-converted” method for calculating diluted earnings per share. Using the “if-converted” method, the shares issuable upon conversion of the Convertible Senior Notes were anti-dilutive for the three months ended March 31, 2008 and 2007. Accordingly, the impact has been excluded from the computation of diluted earnings per share.
Registration Rights
     Under the terms of the Convertible Senior Notes, the Company filed a shelf registration statement for the Convertible Senior Notes with the SEC on December 3, 2007. The shelf registration statement was declared effective by the SEC on February 8, 2008. The Company must keep the shelf registration statement effective until February 6, 2009 or such earlier date as all shares issued upon conversion of the Convertible Senior Notes are sold or available to be sold, or transferred, by the holders pursuant to Rule 144 under the Securities Act of 1933, as amended. If the Company fails to meet these terms, it will be required to pay additional interest on the Convertible Senior Notes in the amount of 0.25% for the first 90 days after the occurrence of the failure to meet a term and 0.50% thereafter.

BORLAND SOFTWARE CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
NOTE 5. INVESTMENTS IN MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
     The following table summarizes our investments in available-for-sale debt securities as of March 31, 2008 (in thousands):

	March 31, 2008
	Gross Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Costs	Gains	Loss	Value
Corporate debt securities	$43,652	$27	$(539)	$43,140
U.S. government debt securities	34,169	207	—	34,376
Asset-backed securities	26,784	266	(27)	27,023

	$104,605	$500	$(566)	$104,539

     Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	March 31, 2008
	Gross Amortized	Estimated Fair
Due in	Costs	Value
Less than one year	$83,579	$83,756
1 thru 5 years	21,026	20,783
After 5 years	—	—

Total	$104,605	$104,539

     The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time individual securities have been in a continuous loss position, as of March 31, 2008 (in thousands):

	March 31, 2008
	Less than twelve months		Greater than twelve months		Total
	Estimated Fair	Gross Unrealized	Estimated Fair	Gross Unrealized	Estimated Fair	Gross Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
Corporate debt securities	$27,095	$(269)	$16,045	$(270)	$43,140	$(539)
U.S. government debt securities	34,376	—	—	—	34,376	—
Asset-backed securities	22,285	—	4,738	(27)	27,023	(27)

	$83,756	$(269)	$20,783	$(297)	$104,539	$(566)

Fair Value Measurements
     The Company adopted the provisions of SFAS 157, effective January 1, 2008 for financial assets and liabilities that are being measured and reported at fair value on a recurring basis. Under this standard, fair value is defined as the price that would be

BORLAND SOFTWARE CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.
     The fair value hierarchy is broken down into the three input levels summarized below:
•	Level 1 — Valuations are based on quoted prices in active markets for identical assets or liabilities, and readily accessible by the Company at the reporting date.

Examples of assets and liabilities utilizing Level 1 inputs are: most U.S. Government securities; certain other sovereign government obligations; and exchange-traded equity securities and listed derivatives that are actively traded.

•	Level 2 — Valuations based on inputs other than quoted prices included within Level 1 that are observable for asset or liability, either directly or indirectly.

Examples of assets and liabilities utilizing Level 2 inputs are: U.S. agency securities; municipal bonds; corporate bonds; certain residential and commercial mortgage-related instruments (including loans, securities and derivatives); and most over-the-counter (“OTC”) derivatives.

•	Level 3 — Valuations based on inputs that are unobservable.

Examples of assets and liabilities utilizing Level 3 inputs are: certain residential and commercial mortgage-related instruments; real estate and private equity investments; and long-dated or complex OTC derivatives.
     The Company measures its available-for-sale securities at fair value on a recurring basis. Available-for-sale securities include money market funds, corporate debt securities, US government debt securities and asset-backed securities. Where possible, the Company utilizes quoted market prices to measure and such items are classified as Level 1 in the hierarchy and include some equity securities and US government bonds. When quoted market prices for identical assets are unavailable, varying valuation techniques are used. Such assets are classified as Level 2 in the hierarchy and typically include asset-backed securities, corporate debt securities and other US government debt securities.
     The following table provides the fair value measurements of applicable assets and liabilities by level within the fair value hierarchy as of March 31, 2008 (in thousands):

		Fair Value Measurement at Reporting Date using
		Quoted Prices in
	Estimated Fair	Active Markets	Significant Other	Significant
	Value at	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market funds	$31,128	$31,128	$—	$—
Corporate debt securities	43,140	—	43,140	—
U.S. government debt securities	34,376	—	34,376	—
Asset-backed securities	27,023	—	27,023	—

	$135,667	$31,128	$104,539	$—

NOTE 6. ACQUISITIONS
     On January 2, 2008, the Company executed a Share Purchase Agreement to purchase all outstanding shares of Simunication, Inc. (“Simunication”) for approximately $2.4 million, including $450,000 of assumed liabilities. Simunication was a Canadian-based

BORLAND SOFTWARE CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
provider of leading edge software simulation technology for global organizations that develop software for external or internal use. The Company funded this acquisition with available cash. Pro forma financial information has not been provided as the acquisition did not have a material impact on the Company’s results of operations.
     The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition, including identifiable intangible assets, with the remaining amount being classified as goodwill. The estimated fair value of the net assets acquired was approximately $2 million, of which approximately $1.8 million was allocated to acquired developed technology. The acquired developed technology is being amortized over seven years. The results of operations for Simunication have been included in the unaudited Condensed Consolidated Financial Statements from the date of acquisition.
     On April 19, 2006, the Company completed the acquisition of Segue Software, Inc. (“ Segue”), pursuant to an Agreement and Plan of Merger, dated as of February 7, 2006. The purchase price was approximately $115.9 million and consisted of fixed consideration of $105.4 million in cash used to purchase all of Segue’s outstanding common shares, $8.1 million in cash paid to eligible Segue employees who held vested common stock options on the closing date of the acquisition and $2.5 million of direct acquisition-related costs. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition, including identifiable intangible assets, with the remaining amount being classified as goodwill. Additionally, the Company expects to pay contingent consideration through 2009 of up to a maximum of $1.3 million to eligible former Segue employees who held unvested common stock options on the closing date of the acquisition and were retained as the Company’s employees. The contingent consideration is based upon continued employment with the Company and paid in accordance with the vesting schedules of the original Segue common stock options. This contingent consideration is recognized as compensation expense in the periods when it is earned and paid. The Company has made a total payment of $587,000 to date, of which $19,000 was paid during the three months ended March 31, 2008. The results of operations for Segue have been included in the unaudited Condensed Consolidated Financial Statements from the date of acquisition.
NOTE 7. GOODWILL AND INTANGIBLE ASSETS
     Changes in the carrying amount of goodwill are as follows (in thousands):

	Goodwill
	Enterprise	CodeGear	Consolidated
Balance as of December 31, 2007	$185,857	40,831	$226,688
Impairment of goodwill	—	(13,300)	(13,300)
Acquisitions	502	—	502
Effect of exchange rates	229	—	229

Balance as of March 31, 2008	$186,588	$27,531	$214,119

     Due to the pending sale of its CodeGear assets, the Company reevaluated the recoverability of the CodeGear segment goodwill. Based upon the anticipated selling price of the business and the recorded values of the associated net assets, goodwill was deemed impaired and, accordingly, an impairment charge of $13.3 million was recorded during the three months ended March 31, 2008.

     The following table summarizes the intangible assets, net at March 31, 2008 (in thousands):
BORLAND SOFTWARE CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)

	Acquired		Tradenames
	Developed	Maintenance	and	Customer
	Technology	Agreements	Trademarks	Relationships	Others	Total
Estimated Useful Lives	3-7 years	7 years	4 years	7 years	1-3 years
Gross Carrying Amount
As of December 31, 2007	$46,330	$11,300	$1,100	$9,075	$400	$68,205
Acquisitions	1,819	—	—	—	25	1,844

As of March 31, 2008	48,149	11,300	1,100	9,075	425	70,049
Accumulated Amortization
As of December 31, 2007	(30,187)	(2,735)	(499)	(2,726)	(400)	(36,547)
Current Period Amortization	(1,419)	(404)	(71)	(338)	(2)	(2,234)

As of March 31, 2008	(31,606)	(3,139)	(570)	(3,064)	(402)	(38,781)

Net Carrying Amount as of March 31, 2008	$16,543	$8,161	$530	$6,011	$23	$31,268

     The intangible assets are all amortizable. During the three months ended March 31, 2008, the Company recorded a total amortization of $2.2 million, of which $2.1 million was recorded to cost of revenues. Based on the current amount of intangibles subject to amortization, the estimated future amortization expense related to the intangible assets at March 31, 2008, is as follows (in thousands):

Future
Amortization
2008 (9 months)	$6,499
2009	7,584
2010	6,734
2011	5,532
2012	3,578
Thereafter	1,341

Total	$31,268

NOTE 8. RESTRUCTURING
     The Company accounts for its restructuring activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 112, Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statement No. 5 and 43,” and SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges, as applicable.
Summary of Restructuring Activity for the First Quarter of 2008.
     Of the $13.1 million recorded in the restructuring accrual at March 31, 2008, $8.6 million was short-term and $4.5 million was in long-term accrual. The long-term accrual is primarily related to facility operating leases in the Enterprise segment. The facility accruals represent the Company’s remaining lease payments less anticipated sublease income plus lease incentives for prospective tenants and other costs.

     The following table summarizes the Company’s restructuring activity relating to the fiscal year (“FY”) 2007 and 2006 restructurings for the quarter ended March 31, 2008 (in thousands):
BORLAND SOFTWARE CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)

	FY 2007 Restructuring			FY 2006 Restructuring
	Quarter 4 Plan		Quarter 2 Plan
	Severance,		Severance,	Severance,
	Benefits and Other	Facilities	Benefits and Other	Benefits and Other	Facilities	Total
Accrual at December 31, 2007	$3,737	$5,152	$328	$179	$6,294	$15,690
Additional accruals	1,492	104	21	37	84	1,738
Cash paid	(2,191)	(728)	(213)	(216)	(935)	(4,283)
Reversal of previous restructuring	—	—	(94)	—	—	(94)

Accrual at March 31, 2008	$3,038	$4,528	$42	$—	$5,443	$13,051

   FY 2007 4th Quarter Restructuring
     In December 2007, the Company announced a worldwide reduction in workforce. The worldwide reduction in workforce involved approximately 90 employees, or approximately eight percent of the headcount prior to the reduction, and the closing of facilities in approximately six locations. The workforce reduction and facility actions were primarily in the United States and Europe, and to a lesser degree in other international locations.
     During the three months ended March 31, 2008, the Company paid $2.2 million related to accrued severance, benefits and other costs and $728,000 related to restructured facility operating leases. Additionally, during the three months ended March 31, 2008, the Company incurred an additional $1.5 million for severance, benefits and other related costs as well as $104,000 related to restructured facility operating leases.
FY 2007 2nd Quarter Restructuring
     In April of 2007, the Company announced the relocation of its corporate headquarters from Cupertino, California to Austin, Texas. The relocation involved restructuring actions with respect to personnel and the consolidation of facilities. Approximately 70 employees, or approximately six percent of the full-time staff, prior to the relocation, were affected.
     During the three months ended March 31, 2008, the Company paid $213,000 and released $94,000 of previously accrued severance, benefits and other costs.
   FY 2006 Restructuring
     In the second quarter of 2006, in connection with the acquisition of Segue and in response to the Company’s previous efforts to seek a buyer for our CodeGear division, the Company initiated plans to restructure its operations to eliminate certain duplicative activities, focus the resources on future growth opportunities and reduce the cost structure. In connection with the 2006 restructuring plan, the Company recognized costs related to termination benefits for employee positions that were eliminated and for the closure of duplicative facilities.
     During the three months ended March 31, 2008, the Company paid $935,000 related to restructured facility operating leases and $216,000 related to accrued severance, benefits and other costs.
     The restructuring charges relating to operating leases have been recorded, net of assumed sublease income and present value factors. Substantially all of these restructuring costs have or will require the outlay of cash, although the timing of lease payments relating to leased facilities over the next five years will be unchanged by the restructuring.

BORLAND SOFTWARE CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
NOTE 9. INCOME TAXES
     For the three months ended March 31, 2008 and 2007, the Company recorded income tax expense of $1.5 million and $1.0 million, respectively. The non-U.S. income tax provision is based on the Company’s estimated annualized foreign effective tax rate plus foreign income withholding taxes incurred. The U.S. tax is based on the Company’s actual results for the quarter.
     The effective tax rates for the quarters ended March 31, 2008 and 2007, differ from applying the U.S. federal statutory tax rate to the pre-tax loss principally because the Company does not currently benefit from the operating losses incurred in the United States, and the fact that the Company incurs withholding and income taxes in a number of foreign jurisdictions. The Company also provides U.S. taxes on the un-remitted earnings of certain of its foreign subsidiaries.
     Included in the balance of unrecognized tax benefits at March 31, 2008, is between $1.4 to $1.7 million related to tax positions and interest for which it is reasonably possible that audits will be closed or the statute of limitations will expire in various foreign jurisdictions within the next twelve months.
NOTE 10. STOCK REPURCHASES
     There were no stock repurchases during the three months ended March 31, 2008, other than cancellation of restricted stock related to employee termination and repurchases of shares of restricted stock surrendered by the Company’s employees in order to meet tax withholding obligations in connection with the vesting of installments of their restricted stock awards.
   Discretionary Repurchase Program
     In September 2001, the Company’s Board of Directors authorized the use of up to $30 million to repurchase shares of its outstanding common stock under a discretionary stock repurchase program, or the Discretionary Program. In February 2004 and May 2005, the Board of Directors authorized an additional $30 million and $75 million, respectively, under this program bringing the total discretionary stock repurchase authorizations to $135 million.
   Repurchase Following Senior Notes Offering
     In connection with the Company’s offering of the Convertible Senior Notes in February 2007, the Board of Directors authorized the repurchase of 5.9 million shares at an average price of $5.10 per share for a total consideration of approximately $30 million.
NOTE 11. COMMITMENTS AND CONTINGENCIES
   Indemnification Obligations and Guarantees
     The following is a summary of the agreements the Company has determined are within the scope of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company has no liabilities recorded for these agreements as of March 31, 2008, except as described below.
     The Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity. The term of the indemnification period is for the officers’ or directors’ lifetime. In connection with certain previous acquisitions, the Company has assumed the acquired entity’s obligations to indemnify its directors and officers prior to the closing of the respective acquisition. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that in certain circumstances enables the Company to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.
     As part of the Starbase, TogetherSoft and Segue acquisitions, the Company entered into agreements whereby the Company indemnifies the officers and directors of the acquired companies for certain events or occurrences while such officers or directors served in such capacity. The term of the indemnification period in the Starbase and TogetherSoft acquisitions is for the officers’ or directors’ lifetime, and in the Segue acquisition the term is for six years. The maximum potential amount of future payments the

BORLAND SOFTWARE CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
Company could be required to make under these indemnification agreements is unlimited; however, the Company has purchased directors’ and officers’ insurance policies for Starbase and TogetherSoft, if applicable, through 2009, and for Segue through 2012, which in certain circumstances enable the Company to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.
     The Company sells software licenses and services to its customers via contractual arrangements. As part of those contractual arrangements, the Company generally provides a warranty for the software products and services to the customers. The products are generally warranted to perform substantially as described in the associated product documentation. The services are generally warranted to be performed in a professional manner. The Company has not incurred significant expense under the product or services warranties. As a result, the Company believes the estimated fair value of these agreements is minimal.
     The Company also enters into standard indemnification agreements in its ordinary course of business with its customers, suppliers and other third-party providers. With respect to the customer license agreements, each contract generally includes certain provisions for indemnifying the customer against losses, damages, expenses and liabilities incurred by the customer in the event our software is found to infringe upon certain intellectual property rights of a third-party. In the services agreements, the Company generally agrees to indemnify its customers against any acts by the Company employees or agents that cause property damage or personal injury. In the technology license agreements, the Company also generally agrees to indemnify its technology suppliers against any losses, damages, expenses and liabilities incurred by the suppliers in connection with certain intellectual property right infringement claims by any third-party with respect to the products. Finally, from time to time the Company enters into other industry-standard indemnification agreements with third-party providers. The maximum potential amount of future payments the Company could be required to make under any of these indemnification agreements is presently unknown. To date, the Company has not incurred significant expense to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.
     The Company also has arrangements with certain vendors whereby the Company guarantees the expenses incurred by the vendor. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. The Company would be required to pay any unsettled expenses upon notification from the vendor. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is insignificant. As a result, the Company believes the estimated fair value of these agreements is minimal. Additionally, from time to time the Company enters into agreements with certain customers in certain foreign jurisdictions, which provide for penalties to be incurred if specific non-performance or breach of agreement occurs on the Company’s behalf. To date the Company has not incurred a significant expense in relation to these penalties and the Company believes the estimated fair value of these indemnification agreements is minimal.
   Leases and Long Term Debt Obligations
     The Company leases its offices and operating facilities and certain furniture and equipment under various operating leases. The Company also has a capital lease for leasehold improvements on a facility in Austria. At March 31, 2008, the capital lease obligation amounted to $145,000, which is payable through 2010. At March 31, 2008, future minimum lease payments and sublease incomes under non-cancelable leases and Convertible Senior Notes were as follows (in thousands):

	Less than 1			More than
	Year	1-3 Years	3-5 Years	5 Years	Total
Operating leases	$6,189	$16,202	$5,176	$8,746	$36,313
Restructured operating leases	6,041	14,682	4,663	3	25,389
Convertible senior notes	—	—	200,000	—	200,000
Capital lease	39	106	—	—	145

Gross commitments	12,269	30,990	209,839	8,749	261,847
Sublease income	(1,727)	(6,110)	(3,334)	—	(11,171)

Net commitments	$10,542	$24,880	$206,505	$8,749	$250,676

     The operating leases expire at various times through 2021. Rent expense, net, for all operating leases was $2.1 million and $2.4 million for the three months ended March 31, 2008 and 2007, respectively.

BORLAND SOFTWARE CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
     The restructured operating leases above represent total lease commitments for facilities the Company vacated or partially exited in California and North Carolina.
     The Convertible Senior Notes represent the aggregate principal amount for 2.75% Convertible Senior Notes issued by the Company in February, 2007. See Note 4 of the unaudited Condensed Consolidated Financial Statements for information on Convertible Senior Notes.
   Litigation
     From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, relating to intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”), the Company records a liability when it is both probable a liability has been incurred and the amount of the loss can be reasonably estimated. These accruals are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable; however, the Company believes that it has valid defenses with respect to the legal matters pending against the Company, as well as adequate accruals for any probable and estimable losses. If an unanticipated or unfavorable ruling or settlement were to occur in any of these matters in a particular period, the Company’s liquidity and financial condition could be adversely impacted, as well as its results of operations and cash flows.
     From time to time, the Company receives notices from third parties claiming infringement by its products of third party patent, trademark and other intellectual property rights, disputing royalties, or disputing other commercial arrangements. Regardless of the merit of any such claim, responding to these claims could be time consuming and expensive and may require the Company to enter into licensing or royalty agreements which may not be offered or available on terms acceptable to the Company. If a successful claim is made against the Company, its business could be materially and adversely affected. The Company expects that its software products will increasingly be subject to such claims as the number of products and competitors in its industry segment increases, the functionality of products overlap and industry participants become more aggressive in protecting their patents.
   Service Commitments
     The Company terminated a contract for the outsourcing of portions of its information technology operations on January 30, 2008, with an effective date of July 30, 2008. The Company incurred a termination fee of $900,000 as a result of the termination of service. As of March 31, 2008, $450,000 of the termination fee was paid. This amount is not included in the table above.
NOTE 12. REPORTABLE SEGMENTS
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for reporting information about operating segments in a company’s financial statements. Operating segments are defined as components of an enterprise which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker, (“CODM”), is its Chief Executive Officer.
   Description of Segments
     The Company has two reporting segments: Enterprise and CodeGear. A summary of the types of products and services provided by the Enterprise and CodeGear segments is provided below.
     Enterprise. The Enterprise segment focuses on Open ALM, which includes a combination of software products as well as consulting and education services to help the customers better manage their software development projects. The ALM portfolio includes products and services for project and portfolio management, requirements definition and management, lifecycle quality management, software configuration and change management and modeling. The Enterprise segment also includes our Deployment Product Group (“ DPG”) products.

BORLAND SOFTWARE CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
     CodeGear. The CodeGear segment focuses on developing tools for individual developers and currently offers a number of Integrated Developer Environment (“IDE”), and database products for Java, .NET and Windows development. CodeGear products include Delphi, Delphi for PHP, C++Builder, C#Builder, JBuilder, Turbo™ and Interbase. CodeGear also provides worldwide developer support and education services.
   Segment Data
     The Company derives the results of the business segments directly from its internal management reporting system. The accounting policies the Company uses to derive business segment results are substantially the same as those the consolidated company uses. Management, under the direction of the CODM, measures the performance of each business segment based on several metrics, including earnings from operations. Additionally, management, under the direction of the CODM, uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. The Company does not allocate costs to CodeGear that are not directly attributable to CodeGear. The Company has no intersegment revenue.
     Selected operating results information for each business segment was as follows (in thousands):

	Three Months Ended
	March 31,
	2008			2007
	Enterprise	CodeGear	Total	Enterprise	CodeGear	Total
License and other revenues	$18,537	$9,283	$27,820	$27,422	$9,740	$37,162
Service revenues	27,521	2,933	30,454	29,506	4,298	33,804

Total revenues	$46,058	$12,216	$58,274	$56,928	$14,038	$70,966

Operating income (loss)	$(11,010)	$(10,461)	$(21,471)	$(10,604)	$1,879	$(8,725)

     The Company has allocated goodwill and other long-lived assets to its reportable segments as follows (in thousands):

	March 31, 2008			December 31, 2007
	Enterprise	CodeGear	Total	Enterprise	CodeGear	Total
Long-lived assets:

Goodwill	$186,588	$27,531	$214,119	$185,857	$40,831	$226,688
Other non-current assets	70,398	590	70,988	88,969	541	89,510

Non-current assets	256,986	28,121	285,107	274,826	41,372	316,198

Total assets	$492,051	$26,735	$518,786	$494,889	$49,128	$544,017

   Enterprise-wide disclosures
     The Company has various wholly-owned subsidiaries, which develop, market and/or distribute its products in other countries. In certain international markets not covered by its international subsidiaries, the Company generally sells through independent distributors. For the geographic disclosures, inter-company transactions are recorded at either cost or applicable transfer price, as appropriate. Inter-company transactions and balances are eliminated upon consolidation.

BORLAND SOFTWARE CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
	In Thousands
Total revenues from unaffiliated customers:
Americas	$28,537	$39,555
EMEA	16,369	23,460
Asia Pacific	13,368	7,951

Total revenues	58,274	70,966

License and other revenues	$27,820	$37,162
Technical support	23,772	25,856
Consulting and education services	6,682	7,948

Total revenues	58,274	70,966

Inter-company revenue U.S.	$7,910	$3,181
Elimination of inter-company-revenues	(7,910)	(3,181)

Reported inter-company revenues	$—	$—

Operating income (loss):
Americas	$(26,625)	$(13,656)
EMEA	(1,399)	3,824
Asia Pacific	6,553	1,107

Operating loss	(21,471)	(8,725)

Interest and other income, net	653	527

Loss before income taxes	$(20,818)	$(8,198)

	March 31, 2008	December 31, 2007
	In Thousands
Long-lived assets:
Americas	$35,801	$53,559
EMEA	2,478	2,621
Asia Pacific	1,469	1,672

Long-lived assets:	39,748	57,852
Other non-current assets	245,359	258,346

Non-current assets	285,107	316,198

Identifiable assets:
Americas	$299,411	$344,907
EMEA	32,438	31,691
Asia Pacific	16,639	8,553

Identifiable assets:	348,488	385,151
General corporate assets (cash, cash equivalents and short-term investments)	170,298	158,866

Total assets	$518,786	$544,017

BORLAND SOFTWARE CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”), a revision of SFAS No. 141. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) is effective for all business combinations for which the acquisition date is on or after January 1, 2009 for companies operating under a calendar fiscal year. The Company will apply the guidance of SFAS 141(R) to business combinations completed on or after January 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary, and is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect SFAS 160 to have any impact on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has chosen not to adopt the provisions of SFAS 159 for our existing financial instruments.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 establishes a fair value hierarchy that prioritizes inputs to valuation techniques used for financial and non-financial assets and liabilities. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. In February 2008, the FASB issued FASB Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement 157, which defers the effective date of SFAS No. 157 for certain non-financial assets and liabilities. SFAS No. 157 became effective for the Company on January 1, 2008 for financial assets and liabilities. The impact of adoption on financial assets and liabilities did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 5 for additional information. SFAS No. 157 becomes effective for the Company on January 1, 2009 for non-financial assets and liabilities. The impact of adoption of SFAS No. 157 on non-financial assets and liabilities is not expected to have a significant impact on the Company’s financial position, results of operations and cash flows. However, the Company will continue to evaluate its fair value measurements for non-financial assets and liabilities.
NOTE 14. SUBSEQUENT EVENTS
   Sale of CodeGear Assets
     On May 6, 2008, the Company signed a definitive agreement to sell substantially all of the assets of its CodeGear division to Embarcadero Technologies, Inc. The purchase price is approximately $29.8 million less the aggregate amount of the accounts receivables of CodeGear at closing of the transaction, which the Company expects will be approximately $7.4 million, and subject to a working capital adjustment. The accounts receivable will be retained and collected by the Company. Embarcadero will assume substantially all the liabilities of CodeGear following closing. The Company anticipates the sale to be completed in the second quarter of 2008.
     The CodeGear business focuses primarily on developing tools for individual developers and offers a number of IDE and database products for Java, .NET and Windows development. CodeGear also provides worldwide developer support and education services. CodeGear represents approximately 21% of the Company’s total company wide revenues for the three months ended March 31, 2008, and 5% of total assets at March 31, 2008.
   New Lease Agreement
     On April 18, 2008, the Company entered into a lease agreement (the “Lease”) with Prominent Northpoint L.P. (“Landlord”), for approximately 45,000 square feet of office space in Austin, Texas. This new location will become the Company’s headquarters.

BORLAND SOFTWARE CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
     The term of the new Lease is 84 months and will commence on October 1, 2008 (the “Commencement Date”) and end on September 30, 2015, with such dates subject to adjustment as provided in the Lease. Under the Lease, the minimum rent payable is approximately $71,250 per month during the first year of the Lease and will increase each year to approximately $104,325 per month in the seventh year of the Lease.
     In connection with the Lease, the Landlord agreed to assume all obligations under the Company’s lease for the office space it will vacate, located at 8303 N. MoPac Expressway, Austin, Texas, and further agreed to relieve the Company of its rent and other obligations under such lease, effective on the Commencement Date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In this Quarterly Report on Form 10-Q, the terms the “Company”, “we”, “our”, and “us” refer to Borland Software Corporation on a consolidated basis.
   Forward-Looking Statements
     The statements made throughout this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements and accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. These forward-looking statements may relate to, but are not limited to, revenues, composition of revenues, cash flows, earnings, margins, costs, expenses, strategy, research and development, customer service and relationships, demand for our products, market and technological trends in the software industry, licenses, developments in technology, effects of and timeframe for company restructuring actions and relocation of headquarters, effects of our offering of Convertible Senior Notes, product quality, competition, sales, cash resources, utilization of cash resources, personnel, interest rates, foreign currency exchange rates, financial systems, internal controls and disclosure controls and procedures and various economic and business trends. Generally, you can identify forward-looking statements by the use of words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “goal,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue” and similar expressions or the negative or other variations thereof. These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described under “Risk Factors” and elsewhere in this report, as well as in our other filings with the SEC or in materials incorporated by reference herein or therein. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements and have a material adverse effect on our business, results of operations and financial condition. New factors may emerge from time to time, and it may not be possible for us to predict new factors, nor can we assess the potential effect of any new factors on us.
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
   Overview
     We have two reporting segments: Enterprise and CodeGear.
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
     CodeGear. Our CodeGear segment focuses on developing tools for individual developers and currently offers a number of IDE, and database products for Java, .NET and Windows development. CodeGear products include Delphi, Delphi for PHP, C++Builder, C#Builder, JBuilder, Turbo™ and Interbase. CodeGear also provides worldwide developer support and education services.

   Sale of CodeGear Assets
     On May 6, 2008, we signed a definitive agreement to sell substantially all of the assets of our CodeGear division to Embarcadero Technologies, Inc. The purchase price is approximately $29.8 million less the aggregate amount of the accounts receivables of CodeGear at closing of the transaction, which we expect will be approximately $7.4 million, and subject to a working capital adjustment. The accounts receivable will be retained and collected by us. Embarcadero will assume substantially all the liabilities of CodeGear following closing. We anticipate the sale to be completed in the second quarter of 2008.
     The CodeGear business focuses primarily on developing tools for individual developers and offers a number of IDE and database products for Java, .NET and Windows development. CodeGear also provides worldwide developer support and education services. CodeGear represents approximately 21% of the our total company wide revenues for the three months ended March 31, 2008, and 5% of total assets at March 31, 2008.
   Acquisition of Simunication
     On January 2, 2008, we executed a Share Purchase Agreement to purchase all outstanding shares of Simunication Inc., for approximately $2.4 million. Simunication was a Canadian-based provider of leading edge software simulation technology for global organizations that develop software for external or internal use. We funded this acquisition with available cash. Pro forma financial information has not been provided as the acquisition did not have a material impact on our results of operations.
     The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition, including identifiable intangible assets, with the remaining amount being classified as goodwill. The estimated fair value of the total assets acquired was approximately $2 million, of which approximately $1.8 million was allocated to acquired developed technology. The results of operations for Simunication have been included in our unaudited Condensed Consolidated Financial Statements from the date of acquisition.
   Summary of Key Financial Results
     The following is a summary of our key financial results for the three months ended March 31, 2008:
•	Total revenues decreased 18% to $58.3 million for the three months ended March 31, 2008, from $71 million for the three months ended March 31, 2007.

•	License and other revenues decreased 25% to $27.8 million for the three months ended March 31, 2008, from $37.2 million for the three months ended March 31, 2007.

•	Service revenues decreased 10% to $30.5 million for the three months ended March 31, 2008, from $33.8 million for the three months ended March 31, 2007.

•	Gross profit as a percentage of revenue decreased to 78% for the three months ended March 31, 2008, compared to 79% for the three months ended March 31, 2007.

•	Operating expenses increased 4% to $67.2 million for the three months ended March 31, 2008, from $64.6 million for the three months ended March 31, 2007.

•	Net loss was $22.3 million for the three months ended March 31, 2008, compared to net loss of $9.2 million for the three months ended March 31, 2007.

•	Cash, cash equivalents and short-term investments increased $11.4 million to $170.3 million as of March 31, 2008, from $158.9 million as of December 31, 2007.

     Results of Operations
     The following table presents our unaudited Condensed Consolidated Statements of Operations data and the related percentage of total revenues (dollars in thousands):

	Three Months Ended
	March 31,
	2008	% of Rev	2007	% of Rev
License and other revenues	$27,820	48%	$37,162	52%
Service revenues	30,454	52%	33,804	48%

Total revenues	58,274	100%	70,966	100%

Cost of license and other revenues	1,296	2%	1,706	2%
Cost of service revenues	9,142	16%	11,237	16%
Amortization of acquired intangibles and other charges	2,100	4%	2,119	3%

Total cost of revenues	12,538	22%	15,062	21%

Gross profit	45,736	78%	55,904	79%
Operating expenses:
Selling, general and administrative	36,746	63%	47,831	67%
Research and development	15,689	27%	15,924	22%
Restructuring, amortization of other intangibles and acquisition related expenses and other charges	1,472	3%	874	1%

Impairment of goodwill	13,300	23%	—	0%

Total operating expenses	67,207	115%	64,629	91%

Operating loss	(21,471)	(37%)	(8,725)	(12%)

Interest income	1,755	3%	1,669	2%
Interest expense	(1,660)	(3%)	(885)	(1%)
Other income (expense), net	558	1%	(257)	(0%)

Loss before income taxes	(20,818)	(36%)	(8,198)	(12%)

Income tax provision	1,516	3%	1,020	1%

Net loss	$(22,334)	(38%)	$(9,218)	(13%)

     The following table presents our total revenues and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended
	March 31,
	2008		2007		Change
	Amount	% of Total	Amount	% of Total	$	%
License and other revenues	$27,820	48%	$37,162	52%	$(9,342)	(25%)
Service revenues	30,454	52%	33,804	48%	(3,350)	(10%)

Total revenues	$58,274	100%	$70,966	100%	$(12,692)	(18%)

     We derive revenues from the license of our software and the sale of related services. We had no customers representing more than 10% of our total revenues in the quarter ended March 31, 2008 or March 31, 2007.

 Revenues by Product
     We have three major product categories: our ALM product group includes products such as Tempo, TeamFocus, Caliber, Together, Silk and Gauntlet; our Deployment Product Group (“DPG”) consists of our VisiBroker and AppServer products.; and our IDE product group includes JBuilder, Delphi, Delphi for PHP, C++Builder, C# Builder, Turbo and Interbase products.
     The following table presents our revenues by product (in thousands):

	Three Months Ended				Three Months Ended
	March 31, 2008				March 31, 2007
	Enterprise		CodeGear		Enterprise		CodeGear
	ALM	DPG	IDE	Total	ALM	DPG	IDE	Total
License and other revenues	$9,415	$9,122	$9,283	$27,820	$19,120	$8,302	$9,740	$37,162
Service revenues	22,972	4,549	2,933	30,454	24,216	5,290	4,298	33,804

Total	$32,387	$13,671	$12,216	$58,274	$43,336	$13,592	$14,038	$70,966

 License and Other Revenues
     License and other revenues represent amounts for license fees and royalties earned for granting customers the right to use and distribute our software products. Although revenue recognition for our software licenses may be affected by numerous aspects of a contract, for the majority of our customer contracts, we recognize software license revenue upon shipment of the product. License and other revenues decreased $9.3 million in the quarter ended March 31, 2008, as compared to the year-ago quarter. ALM license revenue decreased 51% compared to the year-ago quarter, from $19.1 million to $9.4 million. This decrease was due primarily to large deals in the year-ago quarter that were not repeated this quarter. DPG license revenue increased 10% compared to the year-ago quarter, from $8.3 million to $9.1 million. The increase was primarily driven by increased sales of VisiBroker products. License revenue in our IDE products decreased 5% from $9.7 million to $9.3 million, when compared to the year-ago quarter, on lower sales of our JBuilder and Delphi products.
 Service Revenues
     Service revenues represent amounts earned for technical support, which includes call support, maintenance and upgrades and for consulting and education services for our software products. Service revenues decreased 10% compared to the year-ago quarter, from $33.8 million to $30.5 million in the quarter ended March 31, 2008.
     The following table presents our service revenues (in thousands):

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
Technical support	$23,772	25,855	$(2,083)	(8%)
Consulting and education	6,682	7,949	$(1,267)	(16%)

	$30,454	$33,804	$(3,350)	(10%)

     Technical support revenues decreased 8% compared to the year-ago quarter, from $25.9 million to $23.8 million. The decrease during the three month period was due to the decline in support revenues for our Visibroker, Delphi and JBuilder products partially offset by increased support revenues for our Silk products.
     Consulting and education services revenues decreased 16% compared to the year-ago quarter, from $7.9 million to $6.7 million. The decrease was primarily attributable to our continued focus on license-driven consulting projects versus pure consulting engagements.
     As of March 31, 2008, open sales orders were insignificant.

 International Revenues
     International revenues represented 61% and 54% of total revenues in the quarters ended March 31, 2008 and 2007, respectively. The following table presents our total revenues by country and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
United States	$22,547	$32,390	$(9,843)	(30%)
Japan	9,644	3,711	5,933	160%
Germany	4,755	8,840	(4,085)	(46%)
All other countries	21,328	26,025	(4,697)	(18%)

Total revenues	$58,274	$70,966	$(12,692)	(18%)

     The United States, and Japan accounted for revenues greater than 10% of total revenues in the three months ended March 31, 2008. No single country, other than the United States and Germany, accounted for revenues greater than 10% of total revenues in the three months ended March 31, 2007.
 Regional Revenues
     The following table presents our total revenues by region and the absolute dollar and the percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
Americas	$28,537	$39,555	$(11,018)	(28%)
Europe, Middle East and Africa	16,369	23,460	(7,091)	(30%)
Asia Pacific	13,368	7,951	5,417	68%

Total revenues	$58,274	$70,966	$(12,692)	(18%)

     Our Americas operations include our activities in the United States as well as subsidiaries and branch offices in Brazil and Canada. Our Europe, Middle East and Africa (“EMEA”) operations include activities of our subsidiaries and branch offices in Finland, France, Germany, Ireland, Italy, the Netherlands, Spain, Sweden and the United Kingdom. Our Asia Pacific (“APAC”) operations include activities of our subsidiaries and branch offices in Australia, China, Hong Kong, India, Japan, and Singapore.
     Americas. Revenues in our Americas region decreased 28% to $28.5 million in the three months ended March 31, 2008, from $39.6 million in the year-ago period. The decrease is primarily due to several large deals recorded in the year-ago period that were not repeated in the current period. Of the decrease in revenues from our Americas region, license revenues decreased $9.8 million and service revenues decreased $1.2 million.
     EMEA. Revenues in our EMEA region decreased 30% to $16.4 million in the three months ended March 31, 2008, from $23.5 million in the year-ago period. Of the decrease in revenues from our EMEA region, license revenues decreased $5.3 million and service revenues decreased $1.8 million.
     APAC. Revenues in our APAC region increased 68% to $13.4 million for the three months ended March 31, 2008, from $8 million in the year-ago period. Of the increase in revenues from our APAC region, license revenues increased $5.7 million and service revenues decreased $0.3 million.

   Cost of Revenues
     The following table presents cost of revenues and the absolute dollar and percentage changes from the comparable prior year period (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
Cost of license and other revenues	$1,296	$1,706	$(410)	(24%)

As a percentage of license and other revenues	5%	5%

Cost of service revenues	$9,142	$11,237	$(2,095)	(19%)

As a percentage of service revenues	30%	33%

Amortization of acquired intangibles and other charges	$2,100	$2,119	$(19)	(1%)

As a percentage of total revenues	4%	3%
   Cost of License and Other Revenues
     Cost of license and other revenues consists primarily of variable costs including production costs, product packaging costs and royalties paid to third-party vendors. Cost of license and other revenues decreased $410,000 compared to the year-ago quarter, from $1.7 million to $1.3 million. The decrease was attributable to a reduction in royalties and licensing cost associated with third-party embedded technology. Royalty, manufacturing and shipping costs tend to fluctuate with changes in the mix of products sold. Generally, manufacturing and shipping costs are lower for ALM, as compared to IDE and DPG, due to the greater proportion of ALM contracts that are fulfilled electronically. The level of royalty costs in future periods will be dependent upon our ability to obtain favorable licensing terms for our products that include third-party technology and the extent to which we include such third-party technology in our product offerings.
  Cost of Service Revenues
     Cost of service revenues consists primarily of employee salaries and benefits, third-party contractor costs and related expenses incurred in providing technical support and consulting and education services. Cost of service revenues decreased $2.1 million compared to the year-ago quarter, from $11.2 million to $9.1 million. The overall decrease in cost of services as a percentage of service revenues was attributable to the replacement of non-billable headcount by billable headcount and improved resource utilization.
  Amortization of Acquired Intangibles and Other Charges
     Amortization of acquired intangibles and other charges consists of the amortization of acquired developed technology, maintenance agreements and customer relationships. Amortization of acquired intangibles for the three months ended March 31, 2008 and 2007 was $2.1 million in each period.

Operating Expenses
Selling, General and Administrative Expenses
     The following table presents our selling, general and administrative expenses and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
Selling, general and administrative expenses	$36,746	$47,831	$(11,085)	(23%)
As a percentage of total revenues	63%	67%
     Selling, general and administrative expenses primarily consist of employee salaries and benefits, sales commissions, marketing programs, professional fees, and facilities and equipment costs. Selling, general and administrative expenses decreased $11.1 million compared to the year-ago quarter, from $47.8 million to $36.7 million. The decrease was primarily due to reduced outside services, employee compensation, benefits expense, marketing expense, computer equipment and telecom expense, and depreciation. These reductions result from our previously announced restructuring activities combined with continued optimization of our back-office operations and infrastructure. In addition, during the three months ended March 31, 2008, we reversed approximately $1.0 million of accrued expenses no longer deemed necessary, which also contributed to the reduction of selling, general, and administrative expenses.
Research and Development Expenses
     The following table presents our research and development expenses and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
Research and development expenses	$15,689	$15,924	$(235)	(1%)
As a percentage of total revenues	27%	22%
     Research and development expenses primarily consist of employee salaries, benefits, and related costs of our engineering staff, external personnel costs, and facilities and equipment costs. Research and development expenses decreased slightly by $235,000 compared to the year-ago quarter, from $15.9 million to $15.7 million. The decrease is due to personnel and benefit expense reductions resulting from continued realignment and optimization of product development teams.
Restructuring, Impairment of Goodwill, Amortization of Other Intangibles, and Acquisition-Related Expenses
     The following table summarizes our restructuring, amortization of other intangibles, acquisition-related expenses and impairment of goodwill and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
Restructuring	$1,258	$—	$1,258	100%
Impairment of goodwill	13,300	—	13,300	100%
Amortization of other intangibles	142	159	(17)	(11%)
Acquisition-related expenses	72	715	(643)	(90%)

Total	$14,772	$874	$13,898	1590%

As a percentage of total revenues	25%	1%

     Restructuring: The following table summarizes our restructuring activity relating to our FY 2006 and FY 2007 restructurings for the first quarter of 2008 (in thousands):

	FY 2007 Restructuring			FY 2006 Restructuring
	Quarter 4 Plan		Quarter 2 Plan
	Severance,		Severance,	Severance,
	Benefits and Other	Facilities	Benefits and Other	Benefits and Other	Facilities	Total
Accrual at December 31, 2007	$3,737	$5,152	$328	$179	$6,294	$15,690
Additional accruals	1,492	104	21	37	84	1,738
Cash paid	(2,191)	(728)	(213)	(216)	(935)	(4,283)
Reversal of previous restructuring	—	—	(94)	—	—	(94)

Accrual at March 31, 2008	$3,038	$4,528	$42	$—	$5,443	$13,051

     Of the $13.1 million in our restructuring accrual at March 31, 2008, $8.6 million was in the short-term accrual and $4.5 million was in our long-term accrual. The long-term accrual is related to facility operating leases in the Enterprise segment. The facility accruals represent our remaining lease payments less anticipated sublease income plus lease incentives for prospective tenants and other certain costs.
     Amortization of other intangibles. In the three months ended March 31, 2008, we incurred $142,000 of amortization expense related to intangible non-compete agreements and trade names as a result of our acquisitions, compared to $159,000 in the comparable year-ago periods.
     Impairment of goodwill. Due to the pending sale of our CodeGear assets, we reevaluated the recoverability of the CodeGear segment goodwill. Based upon the anticipated selling price of the business and the recorded values of the associated net assets, the goodwill was deemed impaired and, accordingly, an impairment charge of $13.3 million was recorded during the three months ended March 31, 2008.
     Acquisition-related expenses. In the three months ended March 31, 2008, we recorded $72,000 in acquisition-related expenses, which primarily consisted of contingent consideration payable under the terms of the Legadero acquisition agreement. Acquisition-related expenses in the three months ended March 31, 2007, consisted of $715,000 of contingent consideration payable under the terms of the Legadero acquisition agreement.
   Interest Income, Interest Expense and Other Income (Expense), net
     The following table presents our interest and other income, net and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
Interest income	$1,755	$1,669	$86	5%
Interest expense	(1,660)	(885)	(775)	88%
Other income (expense), net	558	(257)	815	(317%)

Total	$653	$527	$126	24%

As a percentage of total revenues	1%	1%
     Interest income consists primarily of interest earned on cash and cash equivalents. Interest expense consists primarily of interest incurred on our Convertible Senior Notes. Other income (expense), net consists primarily of foreign exchange transaction gains and losses. The increase in interest income in the three month ended March 31, 2008, was primarily attributable to interest income generated from investments purchased with proceeds from our Convertible Senior Notes offering that occurred February of 2007. The increase in interest expense for the three months ended March 31, 2008, when compared to the year-ago period was primarily attributable to amortization of debt issuance costs and interest incurred on our Convertible Senior Notes offering that occurred February of 2007. The amortization of debt issuance costs was recorded in operating expenses for the three months ended March 31, 2007. Other income (expenses), net for the three months ended March 31, 2008, primarily represents net foreign currency gains resulted from fluctuations in the U.S. dollar versus the foreign currencies in which we conduct business.
   Income Taxes
     The following table presents our income taxes and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
Income tax provision	$1,516	$1,020	$496	49%
As a percentage of total revenues	3%	1%
     On a consolidated basis, we generated a pre-tax loss of $20.8 million and $8.2 million in the three months ended March 31, 2008 and 2007, respectively. Our income tax provision, as a percentage of pre-tax earnings, was 7.3% and 12.4% for the three months ended March 31, 2008 and 2007, respectively. The increase in our income tax provision in absolute dollars in the three months ended March 31, 2008, as compared to the year-ago quarter, was largely due to an increase in the allocation of non-U.S. pre-tax profits subject to foreign taxes and discrete tax adjustments related to FIN 48 interest and withholding tax on non-permanently reinvested earnings. In the three months ended March 31, 2008 and 2007, substantially all of our tax provision related to non-U.S. taxes.
     Our effective tax rate is primarily dependent on the location of taxable profits, if any, and the utilization of our net operating loss carryforwards in certain jurisdictions. Our tax rate is also affected by the imposition of withholding taxes on revenues regardless of our profitability.
   Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2008	2007
	In Thousands
Net cash provided by (used for):
Operating activities	$(5,273)	$(9,487)
Investing activities	(1,048)	(1,075)
Financing activities	(29)	164,509
Effect of exchange rate changes on cash	2,087	(333)

Net change in cash and cash equivalents	(4,263)	153,614
Beginning cash and cash equivalents	90,805	55,317

Ending cash and cash equivalents	$86,542	$208,931

     Cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments were $170.3 million at March 31, 2008, an increase of $11.4 million from a balance of $158.9 million at December 31, 2007. Working capital increased $12.3 million to $129.8 million at March 31, 2008, from a $117.5 million at December 31, 2007.
     Cash, cash equivalents and short-term investments were $208.9 million at March 31, 2007, an increase of $153.6 million from a balance of $55.3 million at December 31, 2006. Working capital increased $173.3 million to $162.7 million at March 31, 2007, from a negative $10.6 million at December 31, 2006.

     Net cash used in operating activities. Net cash used in operating activities, in the three months ended March 31, 2008, was $5.3 million, which includes $2.4 million of net cash used in restructuring activities, consisting primarily of severance and restructured operating lease payments in connection with the FY 2007 4th Quarter and FY 2006 Restructuring discussed in Note 8 to the unaudited Condensed Consolidated Financial Statements. These payments were offset by additional accruals recorded for FY 2007 4th Quarter restructuring.
     Net cash used in investing activities. Net cash used in investing activities, during the three months ended March 31, 2008, was $1.0 million, primarily driven by $2.0 million cash used in the acquisition of Simunication and purchases of property and equipment of $570,000. This increase in cash used was partially offset by $1.5 million net proceeds from sale of investments.
     Net cash used by financing activities. Net cash used in financing activities during the three months ended March 31, 2008, was $29,000 primarily due to purchase of shares from cancellation of restricted stock related to employee termination and repurchases of shares of restricted stock surrendered by the employees in order to meet tax withholding obligations in connection with the vesting of installments of their restricted stock awards.
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
   Contractual Obligations and Off-Balance Sheet Arrangements
     Leases and Long Term Debt Obligations. We lease our offices and operating facilities and certain furniture and equipment under various operating leases. We also have a capital lease for leasehold improvements on a facility in Austria. At March 31, 2008, the capital lease obligation amounted to $145,000, which is payable through 2010.
     At March 31, 2008, future minimum lease payments and sublease incomes under non-cancelable leases and Convertible Senior Notes were as follows (in thousands):

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total
Operating leases	$6,189	$16,202	$5,176	$8,746	$36,313
Restructured operating	6,041	14,682	4,663	3	25,389
leases Convertible senior notes	—	—	200,000	—	200,000
Capital lease	39	106	—	—	145

Gross commitments	12,269	30,990	209,839	8,749	261,847
Sublease income	(1,727)	(6,110)	(3,334)	—	(11,171)

Net commitments	$10,542	$24,880	$206,505	$8,749	$250,676

     Our operating leases expire at various times through 2021. Rent expense, net, for all operating leases was $2.1 million and $2.4 million for the three months ended March 31, 2008 and 2007, respectively.
     The restructured operating leases above represent total lease commitments for facilities we vacated or partially exited in California and North Carolina.
     The Convertible Senior Notes represent the aggregate principal amount for 2.75% Convertible Senior Notes issued by us in February, 2007. See Note 4 of the unaudited Condensed Consolidated Financial Statements for information on Convertible Senior Notes.
     We terminated a contract for outsourcing of portions of our information technology operations on January 30, 2008, with an effective date of July 30, 2008. We incurred a termination fee of $900,000 million as a result of the termination of service. As of March 31, 2008, $450,000 million of the termination fee was paid. This amount is not included in the table above.
     On April 18, 2008, we entered into a lease agreement (the “Lease”) with Prominent Northpoint L.P. (“Landlord”), for approximately 45,000 square feet of office space in Austin, Texas. This new location will become our Company’s headquarters.

     The term of the new Lease is 84 months and will commence on October 1, 2008 (the “Commencement Date”) and end on September 30, 2015, with such dates subject to adjustment as provided in the Lease. Under the Lease, the minimum rent payable is approximately $71,250 per month during the first year of the Lease and will increase each year to approximately $104,325 per month in the seventh year of the Lease.
     In connection with the Lease, the Landlord agreed to assume all obligations under our lease for the office space we will vacate, located at 8303 N. MoPac Expressway, Austin, Texas, and further agreed to relieve us of our rent and other obligations under such lease, effective on the Commencement Date. The future minimum lease payments for this Lease are not included in the table above.
     FIN 48 Liability. As of March 31, 2008, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and interest deductions is $19 million, of which none is expected to be paid within one year. The balance of $19 million is recorded in other long-term liabilities in the balance sheet.
     Indemnification Obligations and Guarantees. For information regarding our indemnification obligations and guarantees, refer to Note 11 of Notes to unaudited Condensed Consolidated Financial Statements in Item 1.
     Off-Balance Sheet Arrangements. As part of our ongoing business, we do not participate in material transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2008, we are not involved in any material unconsolidated transactions.
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
     We describe our significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements and we discuss our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2007.
     There have been no material changes to the critical accounting policies as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2007 with the SEC on March 7, 2008, except for the adoption of SFAS 157, which impacts the disclosure regarding our investment securities as discussed below.
     We adopted the provisions of SFAS 157, effective January 1, 2008 for financial assets and liabilities that are being measured and reported at fair value on a recurring basis. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.
     The fair value hierarchy is broken down into the three input levels summarized below:
•	Level 1 — Valuations are based on quoted prices in active markets for identical assets or liabilities, and readily accessible by us at the reporting date.

Examples of assets and liabilities utilizing Level 1 inputs are: most U.S. Government securities; certain other sovereign government obligations; and exchange-traded equity securities and listed derivatives that are actively traded.

•	Level 2 — Valuations based on inputs other than quoted prices included within Level 1 that are observable for asset or liability, either directly or indirectly.

Examples of assets and liabilities utilizing Level 2 inputs are: U.S. agency securities; municipal bonds; corporate bonds; certain residential and commercial mortgage-related instruments (including loans, securities and derivatives); and most over-the-counter (“OTC”) derivatives.

•	Level 3 — Valuations based on inputs that are unobservable. Examples of assets and liabilities utilizing Level 3 inputs are: certain residential and commercial mortgage-related instruments; real estate and private equity investments; and long-dated or complex OTC derivatives.
     We measure our available-for-sale securities at fair value on a recurring basis. Available-for-sale securities include money market funds, corporate debt securities, US government debt securities and asset-backed securities. Where possible, we utilize quoted market prices to measure and such items are classified as Level 1 in the hierarchy and include some equity securities and US government bonds. When quoted market prices for identical assets are unavailable, varying valuation techniques are used. Such assets are classified as Level 2 in the hierarchy and typically include asset-backed securities, corporate debt securities and other US government debt securities.
   Effect of New Accounting Pronouncements
     For information regarding the effect of new accounting pronouncements, refer to Note 13 of our Notes to unaudited Condensed Consolidated Financial Statements.
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
     During the three a months ended March 31, 2008, we recorded net realized foreign exchange losses of $454,000 included as part of other income (expense), in our unaudited Condensed Consolidated Statements of Operations. The foreign exchange losses were generated primarily from fluctuations in the Brazilian Real, the Canadian dollar, the Euro, the United Kingdom Pound Sterling, and the Japanese Yen versus the U.S. dollar. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our inter-company receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a material adverse effect on our operating results and cash flows.
     During the three months ended March 31, 2008, we had an increase of $1.9 million in unrealized foreign currency gains in cumulative other comprehensive income on our unaudited Condensed Consolidated Balance Sheets, in part, due to foreign currency movements on our long-term inter-company balances. As of March 31, 2008, we had $13 million, $5.6 million, $1.7 million, $1.2 million and $406,000 in long-term inter-company receivable balances that will be settled in Singapore dollars, Indian Rupees, Brazilian Real, Australian dollars, and Japanese Yen, respectively and $14.3 million in long-term inter-company payable balances that will be settled in Euros.
   Interest Rate Risk
          The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investment strategy to achieve this objective is by investing available funds in a portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including but not limited to government and corporate securities, time deposits and money market funds. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss, net of estimated tax.
          Short-term investments. At March 31, 2008, our cash and cash equivalents consisted primarily of commercial paper. Short-term investments consist of marketable securities, including but not limited to corporate notes, corporate bonds and medium-term notes in large U.S. institutions and governmental agencies. Our marketable securities that are classified as short-term investments will mature in less than one year from March 31, 2008. These securities are classified as available-for-sale and are recorded at their estimated fair value.
          Long-term investments. At March 31, 2008, long-term investments consisted of long-term marketable securities. Long-term marketable securities primarily consists of asset-backed securities and corporate bonds in large U.S. institutions.
Credit Risks
     Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and trade receivables. Our cash, cash equivalents, short-term and long-term investments are in high-quality securities placed with major banks and financial institutions and commercial paper. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. We had one customer representing greater than 10% of total accounts receivable, net of allowances, as of March 31, 2008.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures pursuant to the Exchange Act rules as of the end of the period covered by this Report. Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to provide a reasonable level of assurance that the financial information we are required to disclose in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported accurately within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2008, which our management concluded have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     From time to time, we receive notices from third-parties claiming infringement by our products of third-party patent, trademark and other intellectual property rights, disputing royalties, or disputing other commercial arrangements. Regardless of the merit of any such claim, responding to these claims could be time consuming and expensive, and may require us to enter into licensing or royalty agreements which may not be offered or available on terms acceptable to us. If a successful claim is made against us, our business could be materially and adversely affected. We expect that our software products will increasingly be subject to such claims as the number of products and competitors in our industry segment increases, the functionality of products overlap and industry participants become more aggressive in protecting their patents.
ITEM 1A. RISK FACTORS
     We operate in a rapidly changing environment that involves many risks, some of which are beyond our control. The following discussion highlights some of these risks. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or results. If any of these risks actually occur, our business operations or results could be harmed. Risk Factors that have been added or have materially changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007, are identified with an “*”.
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

We and our prior independent registered public accounting firm, previously determined that we had a material weakness in our internal control over financial reporting. There can be no assurance that a material weakness will not arise in the future. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock. *
     Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. In our Annual Reports on Form 10-K for the years ended December 31, 2005 and 2006, respectively, we reported material weaknesses in our internal control over financial reporting. We have since remediated these deficiencies and continue to spend time and resources to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As reported in Section 9A of our 2007 Form 10-K, management concluded that we had no material weakness in our internal control over financial reporting as of December 31, 2007 and, as reported in Item 4 of this Form 10-Q, management does not believe we had any material weakness in our internal control over financial reporting as of the quarter ended March 31, 2008. However, considering that we have and will continue to evolve our business in a changing marketplace, we are continuing to implement changes in our ERP systems and will continue to make corresponding changes in our financial reporting processes, there can be no assurance that material weaknesses or significant deficiencies will not arise in the future.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
SALES OF UNREGISTERED SECURITIES
     The shares shown as repurchased in the table below were surrendered by Borland employees in order to meet minimum tax withholding obligations in connection with the vesting of an installment of their restricted stock awards. Below is a summary of these transactions for the three months ended March 31, 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
		Average	Shares (or Units)	Approximate Dollar Value) of
	Total Number	Price Paid	Purchased as Part of	Shares (or Units) that May Yet
	of Shares (or Units)	per share	Publicly Announced	Be Purchased Under the Plans
Period	Purchased	(or Unit)	Plans or Programs	or Programs (1)
Beginning dollar value available to be repurchased as of March 31, 2008				$59,332
January 1, 2008 - January 31, 2008 (2)	2,817	$2.71	—	—
February 1, 2008 - February 28, 2008 (2)	6,827	$2.55	—	—
March 1, 2008 - March 31, 2008 (2)	1,653	$1.92	—	—

Total shares repurchased	11,297	$2.50	—	$59,332

Ending dollar value available to be repurchased under the Discretionary Program as of March 31, 2008 (1)				$59,332

(1)	In September 2001, our Board of Directors authorized the use of up to $30 million to repurchase shares of our outstanding common stock under a discretionary stock repurchase program (“Discretionary Program”). In February 2004, our Board of Directors authorized an additional $30 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on February 4, 2004. In May 2005, our Board of Directors authorized an additional $75 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the SEC on May 20, 2005. No shares were repurchased through our Discretionary Program during the three months ended March 31, 2008.

(2)	Consists of shares of restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the quarter ended March 31, 2008.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of May 2008.

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