Form 10-Q
period 2008-06-30
BORLAND SOFTWARE CORP
filed 2008-08-14
CIK 853273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 31, 2008, the most recent practicable date prior to the filing of this report, was 73,206,301.

BORLAND SOFTWARE CORPORATION FORM 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts, unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$97,096	$90,805
Short-term investments	93,771	68,061
Accounts receivable, net of allowances of $2,319 and $6,096, respectively	29,650	54,640
Prepaid expenses	8,707	9,207
Current assets of discontinued operations	3,631	—
Other current assets	4,883	5,104

Total current assets	237,738	227,817

Property and equipment, net	8,230	9,978
Goodwill	186,941	226,688
Intangible assets, net	29,055	31,658
Long-term investments	4,225	37,970
Other non-current assets	9,054	9,886

Total assets	$475,243	$543,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,611	$7,622
Accrued expenses	25,068	30,900
Short-term restructuring	3,020	9,866
Income taxes payable	1,180	2,315
Deferred revenue	40,252	51,449
Current liabilities of discontinued operations	5,759	—
Other current liabilities	5,891	7,176

Total current liabilities	85,781	109,328

Convertible senior notes	179,100	200,000
Long-term restructuring	1,685	5,472
Long-term deferred revenue	1,709	1,715
Long-term liabilities of discontinued operations	3,075	—
Other long-term liabilities	23,395	22,944

Total liabilities	294,745	339,459

Stockholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized (2008: 94,367,818 issued and 73,208,838 outstanding; 2007: 94,134,952 issued and 72,975,972 outstanding)	732	730
Additional paid-in capital	669,941	666,910
Accumulated deficit	(361,893)	(333,010)
Accumulated other comprehensive income	12,127	10,317

	320,907	344,947

Treasury stock at cost, (2008 and 2007: 21,158,980 shares)	(140,409)	(140,409)

Total stockholders’ equity	180,498	204,538

Total liabilities and stockholders’ equity	$475,243	$543,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
License and other revenues	$15,265	$21,308	$33,802	$48,730
Service revenues	26,602	28,515	54,124	58,021

Total revenues	41,867	49,823	87,926	106,751

Costs of revenues:
Cost of license and other revenues	638	704	1,315	1,651
Cost of service revenues	8,346	9,148	17,210	19,449
Amortization of acquired intangibles and other charges	2,101	2,119	4,201	4,238

Cost of revenues	11,085	11,971	22,726	25,338

Gross profit	30,782	37,852	65,200	81,413

Selling, general and administrative	26,935	38,483	59,996	80,313
Research and development	11,653	9,535	23,437	21,001
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges	268	1,647	1,731	2,512

Total operating expenses	38,856	49,665	85,164	103,826

Operating loss	(8,074)	(11,813)	(19,964)	(22,413)

Interest income	1,426	2,472	3,178	4,138
Interest expense	(1,755)	(1,579)	(3,494)	(2,464)
Gain on debt retirement	5,646	—	5,646	—
Other expense	(923)	(344)	(341)	(582)

Loss from continuing operations before income taxes	(3,680)	(11,264)	(14,975)	(21,321)

Income tax provision	959	874	2,233	1,657

Loss from continuing operations	$(4,639)	$(12,138)	$(17,208)	$(22,978)

Discontinued operations:
Income (loss) from operation of discontinued operations (net of applicable taxes of $239, $242, $481, and $479)	$607	$1,295	$(10,121)	$2,919
Loss on disposal of discontinued operations (net of applicable tax of $955)	(1,554)	—	(1,554)	—

Income (loss) from discontinued operations	$(947)	$1,295	$(11,675)	$2,919

Net loss	$(5,586)	$(10,843)	$(28,883)	$(20,059)

Net income (loss) per share - basic and diluted:
Continuing operations	$(0.07)	$(0.17)	$(0.24)	$(0.31)
Discontinued operations	(0.01)	0.02	(0.16)	0.04

Total net loss per share	$(0.08)	$(0.15)	$(0.40)	$(0.27)

Shares used in computing basic and diluted net income (loss) per share	72,914	72,201	72,832	73,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(5,586)	$(10,843)	$(28,883)	$(20,059)
Other comprehensive income (loss):
Foreign currency translation adjustments	49	116	1,918	(470)
Fair market value adjustment for available-for-sale securities, net of tax	(29)	—	(109)	—

Comprehensive loss	$(5,566)	$(10,727)	$(27,074)	$(20,529)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,883)	$(20,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,751	8,574
Stock-based compensation	2,755	2,850
Provision for accounts receivable allowances	(2,026)	889
Loss on sale of subsidiary	—	226
Loss on sale of CodeGear assets	599	—
Loss on disposal of assets	81	445
Gain on debt repurchase	(5,646)	—
Impairment of CodeGear goodwill	13,300	—
Changes in assets and liabilities, net of acquisitions:

Accounts receivable	20,197	8,860
Prepaid expenses and other assets	266	(6,378)
Accounts payable and accrued expenses	(5,306)	(11,761)
Income taxes payable	(406)	845
Restructuring accruals	(6,523)	(4,784)
Deferred revenues	(4,022)	(3,581)
Other liabilities	394	9,977

Cash used in operating activities	(8,469)	(13,897)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,079)	(2,836)
Proceeds from sale of CodeGear assets	20,706	—
Acquisition of Simunication, net of cash acquired	(1,970)	—
Proceeds from sale of subsidiary	—	178
Purchase and sale of investments, net	8,035	—

Cash provided by (used in) investing activities	25,692	(2,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible senior notes, net	—	194,230
Repurchase of convertible senior notes, net	(14,787)	—
Proceeds from issuance of stock	290	965
Repurchase of common stock and others, net of related fees	(29)	(29,941)

Cash provided by (used in) financing activities	(14,526)	165,254

Effect of exchange rate changes on cash	3,594	607
Net change in cash and cash equivalents	6,291	149,306
Beginning cash and cash equivalents	90,805	55,317

Ending cash and cash equivalents	$97,096	$204,623

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
Basis of Presentation
     The accompanying condensed consolidated financial statements at June 30, 2008 and December 31, 2007, and for the three and six months ended June 30, 2008 and 2007, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position at June 30, 2008 and December 31, 2007, and its results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007.
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
Recent Events — Disposition of CodeGear Assets and Discontinued Operations
     On June 30, 2008, the Company sold substantially all of the assets (excluding accounts receivable), operations and certain liabilities of its Integrated Development Environment (“IDE”) tools business, which was operated as the Company’s CodeGear division, to Embarcadero Technologies, Inc. (“Embarcadero”). The closing of this sale (the “CodeGear Asset Sale”) was pursuant to the Purchase Agreement entered into by the Company and Embarcadero and certain of the Company’s foreign subsidiaries on May 6, 2008.
     The total consideration was $29.8 million less the estimated amount of the accounts receivable at closing of approximately $5.6 million, and less the estimated working capital adjustment of approximately $3.5 million, resulting in the Company receiving approximately $20.7 million in cash. The consideration is subject to future adjustments related to final accounts receivable and net working capital amounts, which we expect to finalize during the third quarter of 2008.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the financial results of the Company’s CodeGear division have been reclassified as a discontinued operation in the unaudited Condensed Consolidated Statements of Operations for all periods presented. Accordingly, results of operations and the related charges for discontinued operations are classified as “Income (loss) from operation of discontinued operations, net of applicable taxes” in the accompanying unaudited Condensed Consolidated Statements of Operations. For comparative purposes, the Company restated all prior periods presented to reflect the reclassifications on a consistent basis. In addition, the assets and liabilities of the CodeGear division have been reclassified as assets and liabilities of discontinued operations within the Company’s Condensed Consolidated Balance Sheet as of June 30, 2008. See Note 6 for further discussion on the CodeGear Asset Sale.
     Reclassification and Correction of Previously Issued Financial Statements
          Certain prior year amounts have been reclassified to conform to the current year presentation, related to the reclassification to discontinued operations of the Company’s CodeGear division as discussed above. This reclassification did not affect the Company’s reported net loss.
          During the quarter ended June 30, 2008, management identified certain accounting errors related to the December 31, 2007 financial statements. Although these adjustments together with other adjustments recorded in the first quarter of 2008 related to the 2007 year are not considered material to the loss from continuing operations for the year ended December 31, 2007 and net loss for the year ended December 31, 2007, when aggregated, these amounts are expected to be material to the full year loss from continuing operations for the year ending December 31, 2008. As a result the Company will revise its statement of operations for the year ended December 31, 2007 and the three months ended March 31, 2008 to reflect these amounts in the 2007 financial statements, as they will appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company estimates the adjustments will decrease the previously reported net loss for 2007 by approximately $2.5 million and will increase the net loss for the three months ended March 31, 2008 by approximately $964,000. Adjustments in these amounts are included in the financial statements presented in this Form 10-Q and were included in the second quarter of 2008 preliminary earnings results released by the Company and disclosed on Form 8-K on August 7, 2008. The accounting errors relate primarily to failure to reverse a deferred rent liability for the Company’s Cupertino, California facility in the fourth quarter of 2007 when the Company ceased using the facility and recorded a liability, net of sublease income, for the associated terminated lease and an over-accrual of commission expenses.
          The impact of the CodeGear discontinued operation and the correction of the errors on the previously issued financial statements for the three and six months ended June 30, 2007 and the three months ended March 31, 2008 are presented below. The errors for the three and six months ended June 30, 2007 relate to an adjustment of $407,000 to cost of service revenue. The errors for the three months ended March 31, 2008 relates to an adjustment of $706,000, $398,000, and $(140,000) related to commission expense, non-income taxes and depreciation expenses, respectively (in thousands).

	June 30, 2007
	Three Months Ended					Six Months Ended
		Adjustment	As Adjusted				Adjustment	As Adjusted
	As	for	for			As	for	for
	Previously	Discontinued	Discontinued	Adjustment		Previously	Discontinued	Discontinued	Adjustment
	Reported	Operations	Operations	for Errors	As Restated	Reported	Operations	Operations	for Errors	As Restated
Statement of Operations:
Cost of service revenues	$10,333	$(778)	$9,555	$(407)	$9,148	$21,570	$(1,714)	$19,856	$(407)	$19,449
Gross profit	49,584	(12,139)	37,445	407	37,852	105,488	(24,482)	81,006	407	81,413
Selling, general and administrative	—	—	—	—	—	—	—	—	—	—
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges	—	—	—	—	—	—	—	—	—	—
Interest expense	—	—	—	—	—		—	—	—	—
Loss from continuing operations	—	(12,545)	(12,545)	407	(12,138)	—	(23,385)	(23,385)	407	(22,978)
Net loss	$(11,250)	$—	$(11,250)	$407	$(10,843)	$(20,466)	$—	$(20,466)	$407	$(20,059)

Net loss per share - basic and diluted:
Continuing operations	$—	$(0.18)	$(0.18)	$0.01	$(0.17)	$—	$(0.32)	$(0.32)	$0.01	$(0.31)
Discontinued operations	—	0.02	0.02	—	0.02	—	0.04	0.04	—	0.04

Total net loss per share	$(0.16)	$—	$(0.16)	$0.01	$(0.15)	$(0.28)	$—	$(0.28)	$0.01	$(0.27)

	Three Months Ended March 31, 2008
		Adjustment	As Adjusted
	As	for	for
	Previously	Discontinued	Discontinued	Adjustment
	Reported	Operations	Operations	for Errors	As Restated

Statement of Operations:
Cost of service revenues	$—	$—	$—	$—	$—
Gross profit	—	—	—	—	—
Selling, general and administrative	36,746	(4,569)	32,177	886	33,063

Restructuring, amortization of other intangibles, acquisition-related expenses and other charges	—	—	—	—	—
Interest expense	(1,660)	—	(1,660)	(78)	(1,738)
Loss from continuing operations	—	(11,606)	(11,606)	(964)	(12,570)
Net loss	$(22,334)	$—	$(22,334)	$(964)	$(23,298)

Net loss per share — basic and diluted:
Continuing operations	$—	$(0.16)	$(0.16)	$(0.01)	$(0.17)
Discontinued operations	—	(0.15)	(0.15)	—	(0.15)

Total net loss per share	$(0.31)	$—	$(0.31)	$(0.01)	$(0.32)
          The impact of the errors on the previously issued financial statements for the three and nine month periods ended September 30, 2007 and the three and twelve month periods ended December 31, 2007 are included below. The Company will reflect the reclassification for the CodeGear discontinued operation for these periods in the September 30, 2008 Form 10-Q and December 31, 2008 Form 10-K, respectively, when they are filed with the SEC. The errors for the three months ended September 30, 2007 relate to adjustments of $407,000 and $(120,000) related to cost of service revenue and commission expense, respectively. The errors for the three months ended December 31, 2007 relate to an adjustment of $(1.4) million, $(586,000), $(398,000), and $20,000 related to restructuring, commission expense, non-income taxes, and depreciation expenses, respectively. The error for the nine months ended September 30, 2007 relates to an adjustment of $(120,000) to commission expense. The errors for the twelve months ended December 31, 2007 relate to adjustments of $(1.4) million, $(706,000), $(398,000), and $20,000 related to restructuring, commission expense, non-income taxes, and depreciation expenses, respectively (in thousands).

	September 30, 2007
	Three Months Ended			Nine Months Ended
	As Previously Reported			As Previously Reported
	(excluding			(excluding
	Discontinued	Adjustment		Discontinued	Adjustment
	Operations)	for Errors	As Restated	Operations)	for Errors	As Restated
Statement of Operations:
Cost of service revenues	$9,955	$407	$10,362	$—	$—	$—
Gross profit	59,274	(407)	58,867	—	—	—
Selling, general and administrative	43,387	(120)	43,267	135,815	(120)	135,695
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges	—	—	—	—	—	—
Interest expense	—	—	—	—	—	—
Net income (loss)	$500	$(287)	$213	$(19,967)	$120	$(19,847)

Net income (loss) per share - basic	$0.01	$—	$0.01	$(0.27)	$—	$(0.27)

Net income (loss) per share - diluted	$0.01	$—	$0.01	$(0.27)	$—	$(0.27)

	December 31, 2007
	Three Months Ended			Twelve Months Ended
	As Previously Reported			As Previously Reported
	(excluding			(excluding
	Discontinued	Adjustment		Discontinued	Adjustment
	Operations)	for Errors	As Restated	Operations)	for Errors	As Restated
Statement of Operations:
Cost of service revenues	$—	$—	$—	$—	$—	$—
Gross profit	—	—	—	—	—	—
Selling, general and administrative	40,391	(886)	39,505	176,206	(1,006)	175,200
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges	9,259	(1,384)	7,875	13,934	(1,384)	12,550
Interest expense	(1,489)	78	(1,411)	(5,449)	78	(5,371)
Net loss	$(41,706)	$2,348	$(39,358)	$(61,673)	$2,468	$(59,205)

Net loss per share - basic and diluted	$(0.57)	$0.03	$(0.54)	$(0.85)	$0.04	$(0.81)
          There was no net impact to cash flows from operating, investing, or financing activities as a result of these corrections. These errors only impacted net loss and the reconciliation from net loss to cash flows from operating activities. The impact of the errors on the audited consolidated balance sheet as of December 31, 2007 is presented below (in thousands).

	As of December 31, 2007
		Adjustment for
	As Previously Reported	Errors	As Restated

Balance sheet:
Property and equipment, net	$9,998	$(20)	$9,978
Total assets	$544,017	$(20)	$543,997

Accrued expenses	$31,606	$(706)	$30,900
Other current liabilities	7,574	(398)	7,176
Long-term restructuring	5,823	(351)	5,472
Other long-term liabilities	23,977	(1,033)	22,944
Total liabilities	$341,947	$(2,488)	$339,459

Accumulated deficit	$(335,478)	$2,468	$(333,010)
NOTE 2. STOCK-BASED COMPENSATION
     The Company follows the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). The Company currently has in effect certain stock purchase plans, stock award plans, and equity incentive plans as described in Note 12 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no material changes to such plans.
Stock-Based Compensation Expense
     Total stock-based compensation expense associated with the Company’s employee stock-based compensation plans under SFAS 123R for the three and six months ended June 30, 2008 and 2007, is presented in the table below (in thousands). The information excludes stock-based compensation expense related to the CodeGear division for all periods presented, consistent with the presentation of discontinued operations in the unaudited Condensed Consolidated Statements of Operations (see Note 6).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of sales	$12	$44	$36	$86
Research and development	298	314	637	626
Selling, general and administrative	853	1,205	2,027	2,039

Stock-based compensation expense	$1,163	$1,563	$2,700	$2,751

Stock Options
     Stock option activity during the six months ended June 30, 2008, was as follows (in thousands):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining
	Subject to	Exercise	Contractual	Aggregate
	Stock Options	Price	Term (Years)	Intrinsic Value
Outstanding at December 31, 2007	12,610	$7.38
Granted	2,201	1.47
Exercised	—	—
Forfeited/expired	(2,823)	7.12

Outstanding at June 30, 2008	11,988	$6.35	7.17	$—

Vested and expected to vest at June 30, 2008	9,921	$6.78	6.84	$—

Exercisable at June 30, 2008	6,098	$8.53	5.50	$—

     The above table includes approximately one million shares subject to outstanding stock options related to employees of the CodeGear division who were terminated in connection with the sale of assets on June 30, 2008. These stock options will be exercisable for a period of 90 days following the employees’ termination date of June 30, 2008, as stipulated in the respective stock option agreements.
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options on such date) that option holders would have received had all option holders exercised their options on June 30, 2008.
     The weighted-average grant date fair value of stock options issued during the three and six months ended June 30, 2008 was $0.72 and $0.73, respectively. The weighted-average grant date fair value of stock options issued during the three and six months ended June 30, 2007 was $2.58 and $2.52, respectively.
     As of June 30, 2008, the Company expects to recognize $8.0 million of total unrecognized compensation cost related to stock options over a weighted-average period of approximately 2.8 years.
     The Company estimates the fair value of share-based payment awards granted using the Black-Scholes option pricing model at the date of grant. The weighted-average assumptions used for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected life	5.16 years	4.87 years	5.14 years	4.87 years
Risk-free interest rate	3.34%	4.92%	3.30%	4.85%
Volatility	53.3%	42.1%	53.1%	41.9%
Dividend yield	0%	0%	0%	0%

Restricted Stock
     Unvested restricted stock awards as of December 31, 2007, and changes during the six months ended June 30, 2008, were as follows:

		Weighted
	Number	Average
	of Shares	Grant Date
	Outstanding	Fair
	(In Thousands)	Value
Balance at December 31, 2007	255	$6.14
Vested	(134)	6.00
Forfeited	(10)	9.05

Balance at June 30, 2008	111	$6.05

     The Company recognized stock-based compensation expense of $186,000 and $514,000 for the three and six months ended June 30, 2008. As of June 30, 2008, there was $270,000 in unrecognized stock-based compensation expense related to unvested restricted stock awards. The Company expects to recognize that cost over a weighted-average period of approximately 1 year.
Employee Stock Purchase Plan
     The Company’s Employee Stock Purchase Plan (“ESPP”) allows the Company’s eligible employees to purchase shares of its common stock through payroll deductions. Effective starting with the offering period ended November 30, 2007, purchases are limited to a maximum of 10% of the employee’s compensation, subject to a total annual employee purchase limit of $25,000 worth of the Company’s common stock. In addition, the maximum number of shares a participant may purchase in an offering period is 1,250 shares. The ESPP shares may be purchased by participants at 85% of the lower of the fair value of the Company’s common stock on the purchase date as reported by the Nasdaq Stock Market at the beginning of the offering period or the fair value on the purchase date.
     There are two offering periods which last six months each and generally begin on or about December 1 of each year and on or about June 1 of each year. Each offering period may be adjusted or suspended under the ESPP by the Company’s Compensation Committee of the Board of Directors. Each offering period comprises a single purchase period. The current offering period began on June 2, 2008 and is expected to end on November 28, 2008.
     The ESPP is deemed to be compensatory, and therefore, ESPP expenses have been included in our unaudited Condensed Consolidated Statements of Operations. The Company recognized a benefit of $27,000 and an expense of $83,000 for the three and six months ended June 30, 2008, respectively. A benefit was recognized for the three months ended June 30, 2008 because actual contributions for the June 2008 purchase were lower than estimated due primarily to participant withdrawals, decreases in share price and contribution percentages.
NOTE 3. NET LOSS PER SHARE
     Under the provisions of SFAS No. 128, “Earnings per Share” (“SFAS 128”), the Company computes basic net loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted-average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares, which consist of incremental shares issuable upon exercise of stock options and unvested restricted stock, are included in the earnings per share computation in periods in which net income is reported, to the extent such shares are dilutive. Diluted net loss per share is the same as basic net loss per share for three and six months ended June 30, 2008 and 2007, due to our net losses in those periods.

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Loss from continuing operations	$(4,639)	$(12,138)	$(17,208)	$(22,978)
Income (loss) from discontinued operations	(947)	1,295	(11,675)	2,919

Net loss	$(5,586)	$(10,843)	$(28,883)	$(20,059)

Denominator:
Weighted-average shares outstanding, excluding unvested restricted stock	72,914	72,201	72,832	73,298
Effect of dilutive securities:
Employee stock options, restricted stock awards and ESPP shares	—	—	—	—

Denominator for basic and diluted net loss per share - weighted-average shares and assumed conversions	72,914	72,201	72,832	73,298

Net loss per share attributable to common stockholders:
Loss per share from continuing operations - basic and diluted	$(0.07)	$(0.17)	$(0.24)	$(0.31)
Income (loss) per share from discontinued operations - basic and diluted	(0.01)	0.02	(0.16)	0.04

Total net loss per share - basic and diluted	$(0.08)	$(0.15)	$(0.40)	$(0.27)

     The diluted net loss per share computation for the three months ended June 30, 2008 and 2007, excludes options to purchase 12.0 million and 12.7 million weighted average shares of common stock, respectively, and 134,000 and 512,000 unvested weighted average restricted common shares, respectively, as their inclusion would have been anti-dilutive. The diluted net loss per share computation for the six months ended June 30, 2008 and 2007, excludes options to purchase 12.1 million and 13.4 million weighted average shares of common stock, respectively, and 175,000 and 601,000 unvested weighted average restricted common shares, respectively, as their inclusion would have been anti-dilutive. In addition, the dilutive net loss per share computation for the three and six months ended June 30, 2008, excluded the dilutive impact of 30.8 million and 31.1 million shares, respectively, of shares issuable upon conversion of our Notes (described in Note 4 below), calculated using the “if converted method”, due to our net loss in those periods. For the three and six month ended June 30, 2007, 31.4 million shares and 23.4 million shares, respectively, were excluded from the dilutive net loss per share computation, related to shares issuable upon conversion of the Notes, calculated using the “if converted method”, due to our net loss in those periods. See Note 4 of the unaudited Condensed Consolidated Financial Statements for information on the Convertible Senior Notes.
NOTE 4. CONVERTIBLE SENIOR NOTES
     In February 2007, the Company issued 2.75% Convertible Senior Notes due February 15, 2012 (the “Notes”), for an aggregate principal amount of $200 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A under the Securities Act of 1933. The Notes bear interest at 2.75% per annum. Interest is payable semiannually in arrears on February 15 and August 15, of each year. The Company received proceeds of approximately $194.2 million after the initial purchaser fees and the offering expenses of approximately $5.8 million were deducted. The fees and interest expense related to the offering are being recorded in interest expense over the term of the Notes using the effective interest method. Following issuance of the Notes, the Company used approximately $30 million of the net proceeds to repurchase approximately 5.9 million shares of the Company’s common stock.
     During the second quarter of 2008, following authorization by the Company’s Board of Directors, the Company redeemed $20.9 million of the outstanding Notes for consideration of $15.0 million in cash, comprised of $0.2 million in accrued interest and $14.8 million in principal. The redeemed Notes were retired and are no longer outstanding. The Company recognized a $5.6 million gain, net of $0.5 million of interest expense related to debt issuance costs written off in proportion to the amount of Notes that were repurchased, for the three months ended June 30, 2008 resulting from favorable prevailing market rates.
Conversion Process and Other Terms of the Notes
     On or after November 11, 2011, holders of the outstanding Notes will have the right to convert their Notes. Upon conversion, the Company will deliver a number of shares of its common stock equal to the conversion rate for each $1,000 of principal amount of Notes converted, unless prior to the date of such conversion the Company has obtained stockholder approval to settle conversions of the Notes in cash and shares of its common stock. If such approval is obtained, any Notes converted after approval will be convertible into (i) cash equal to the lesser of the aggregate principal amount of the Notes to be converted and the total conversion value and (ii) shares of the Company’s common stock for the remainder, if any, of the total conversion value. In addition, following specified corporate transactions, the Company will increase the conversion rate for holders who elect to convert their Notes in connection with such corporate transactions, provided that in no event may the shares issued upon conversion, as a result of adjustment or otherwise, result in the issuance of more than approximately 35.1 million shares.
     Holders may convert their Notes prior to maturity if: (1) the price of the Company’s common stock reaches $8.29 during periods of time as specified in the agreement, (2) specified corporate transactions occur or (3) the trading price of the Notes falls below a certain threshold.
     Each $1,000 of principal of the Notes will initially be convertible into 156.8627 shares of the Company’s common stock, which is the equivalent of $6.38 per share and, based on the Notes outstanding as of June 30, 2008, would result in the issuance of an aggregate of approximately 28.1 million shares. The number of shares issuable upon conversion is subject to adjustment under the following circumstances: (1) during any fiscal quarter beginning after March 31, 2007, if the last reported sale price of the Company’s common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediate preceding fiscal quarter is greater or equal to 130% of the applicable conversion price on the last day of such preceding fiscal quarter; (2) during the five business day period after any ten consecutive trading day period in which the trading price per Note for each day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for such day; and (3) upon the occurrence of specified corporate transactions.
     The Company evaluated the embedded conversion feature in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and concluded that the embedded conversion feature contained within the agreement should not be accounted for separately because the conversion feature is indexed to the Company’s common stock and is classified as stockholders’ equity. Additionally, the Company evaluated the terms of the Notes for a beneficial conversion feature in accordance with Financial Accounting Standard Board (“FASB”) Emerging Issue Task Force (“EITF”) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27, “Application of Issue 98-5 to Certain Convertible Instruments", and concluded that there was no beneficial conversion feature at the commitment date based on the conversion rate of the Notes relative to the commitment date stock price.
     Based on SFAS 128 and EITF No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share", the dilutive effect of the common shares issuable upon conversion of the Notes would normally be reflected in the diluted earnings per share calculation. However, due to the net share settlement feature, the Notes do not qualify as an Instrument C under EITF No. 90-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock". Therefore, the Company uses the “if-converted” method for calculating diluted earnings per share. Using the “if-converted” method, the shares issuable upon conversion of the Notes were anti-dilutive for the three and six months ended June 30, 2008 and 2007. Accordingly, the impact has been excluded from the computation of diluted earnings per share as discussed in further detail in Note 3.
Registration Rights
     Under the terms of the indenture for the Notes and the related registration rights agreement, the Company filed a shelf registration statement for the Notes with the SEC on December 3, 2007. The shelf registration statement was declared effective by the SEC on February 8, 2008. The Company was obligated to keep the shelf registration statement effective until February 6, 2009 or such earlier date as all shares issued upon conversion of the Notes are sold or available to be sold, or transferred, by the holders pursuant to Rule

144 under the Securities Act of 1933, as amended. The Notes are now able to be sold or transferred under Rule 144 and the Company is no longer obligated to keep the shelf registration effective.
NOTE 5. INVESTMENTS IN MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
     The following table summarizes our investments in available-for-sale debt securities as of June 30, 2008 (in thousands):

	June 30, 2008
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Costs	Gains	Loss	Value
Corporate debt securities	$37,328	$9	$(235)	$37,102
U.S. government debt securities	37,130	25	(40)	37,115
Asset-backed securities	23,633	179	(33)	23,779

Total	$98,091	$213	$(308)	$97,996

     Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	June 30, 2008
	Amortized	Estimated Fair
Due in	Costs	Value
Less than one year	$93,877	$93,771
1 thru 5 years	4,214	4,225
After 5 years	—	—

Total	$98,091	$97,996

     The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time individual securities have been in a continuous loss position, as of June 30, 2008 (in thousands):

	June 30, 2008
	Less than twelve months		Greater than twelve months		Total
	Estimated Fair	Gross Unrealized	Estimated Fair	Gross Unrealized	Estimated Fair	Gross Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
Corporate debt securities	$37,102	$(235)	$—	$—	$37,102	$(235)
U.S. government debt securities	37,115	(40)	—	—	37,115	(40)
Asset-backed securities	19,554	—	4,225	(33)	23,779	(33)

Total	$93,771	$(275)	$4,225	$(33)	$97,996	$(308)

Fair Value Measurements
     The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), effective January 1, 2008 for financial assets and liabilities that are being measured and reported at fair value on a recurring basis. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.
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
     The Company measures its available-for-sale securities at fair value on a recurring basis. Available-for-sale securities include money market funds, corporate debt securities, U.S. government debt securities and asset-backed securities. Where possible, the Company utilizes quoted market prices to measure fair value and such items are classified as Level 1 in the hierarchy and include some equity securities and U.S. government bonds. When quoted market prices for identical assets are unavailable, varying valuation techniques are used. Such assets are classified as Level 2 in the hierarchy and typically include asset-backed securities, corporate debt securities and other U.S. government debt securities.
     The following table provides the fair value measurements of applicable assets and liabilities by level within the fair value hierarchy as of June 30, 2008 (in thousands):

		Fair Value Measurement at Reporting Date using
		Quoted Prices in
	Estimated Fair	Active Markets	Significant Other	Significant
	Value at	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market funds	$19,559	$19,559	$—	$—
Corporate debt securities	37,102	—	37,102	—
U.S. government debt securities	37,115	—	37,115	—
Asset-backed securities	23,779	—	23,779	—

Total	$117,555	$19,559	$97,996	$—

NOTE 6. DISPOSITIONS AND ACQUISITIONS
          Dispositions
          The Company accounts for its discontinued operations under the provisions of SFAS 144. Accordingly, it classifies results of operations and the related charges for discontinued operations as “income (loss) from operation of discontinued operations, net of applicable taxes” in the accompanying unaudited Condensed Consolidated Statements of Operations. For comparative purposes, the Company restated all prior periods presented to reflect the reclassifications on a consistent basis.
          On June 30, 2008, the Company completed the sale of all of the assets (excluding accounts receivable), operations and certain liabilities of its IDE tools business to Embarcadero for $20.7 million in cash, net of closing adjustments. The assets and operations were previously included in the Company’s CodeGear division. Pursuant to the Purchase Agreement, the Company also entered into several ancillary agreements, including (i) a patent assignment agreement, assigning 34 patents which pertain solely or substantially to the CodeGear business; (ii) a patent license agreement, providing for a non-exclusive license to the Company’s patents that were not assigned, which license was restricted to a certain field of use; (iii) a technology cross-license agreement, which provides for licenses to and from Embarcadero and the Company for software and tools used in both the CodeGear and the Company’s retained business; (iv) a services agreement which obligates Embarcadero to provide software license management application services to the Company following the closing; (v) the sublease of the Company’s facilities previously used in the CodeGear business; and (vi) a transition services agreement to provide services to Embarcadero to assist with the transition of the CodeGear business. Pursuant to the terms of the Purchase Agreement, the purchase price is subject to further adjustments related to final accounts receivable and net working capital amounts, which we expect to finalize during the third quarter of 2008.
     Discontinued operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net Sales	$10,815	$13,578	$23,030	$27,615

Income (loss) from operation of discontinued operations (net of applicable taxes of $239, $242, $481, and $479)	607	1,295	(10,121)	2,919
Loss on disposal of discontinued operations (net of applicable tax of $955)	(1,554)	—	(1,554)	—

Income (loss) from discontinued operations	$(947)	$1,295	$(11,675)	$2,919

          The following table sets forth the assets and liabilities of the CodeGear discontinued operations included in the Condensed Consolidated Balance Sheet of the Company (in thousands):

June 30,
2008
Accounts receivable, net of allowances of $1,626	$3,631

Current assets of discontinued operations	3,631

Accrued restructuring	4,307
Income taxes payable	1,194
Other current liabilities	258

Current liabilities of discontinued operations	5,759

Accrued restructuring	3,075

Long-term liabilities of discontinued operations	$3,075

          The Company expects to collect accounts receivable and pay income taxes related to its discontinued operations during the third quarter of 2008. Accrued restructuring represents the net present value of cash flows related to a subleased facility that was previously used in the CodeGear business. The lease will terminate on March 31, 2010.
          Acquisitions
          The Company accounts for acquisitions in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The results of operations attributable to acquisitions are included in the unaudited Condensed Consolidated Financial Statements from the date of acquisition.
     On January 2, 2008, the Company executed a Share Purchase Agreement to purchase all of the outstanding shares of Simunication, Inc. (“Simunication”) for approximately $2.8 million, including $1.1 million of assumed liabilities. Simunication was a Canadian-based provider of leading edge software simulation technology for global organizations that develop software for external or internal use. The Company funded this acquisition with available cash. Pro forma financial information has not been provided as the acquisition did not have a material impact on the Company’s results of operations.
     The purchase price of the transaction was allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, including identifiable intangible assets, with the remaining amount being recorded as goodwill. The estimated fair value of the net assets acquired was approximately $1.6 million, of which approximately $1.8 million was allocated to acquired developed technology. The acquired developed technology is being amortized over seven years.

     On April 19, 2006, the Company completed the acquisition of Segue Software, Inc. (“Segue”), pursuant to an Agreement and Plan of Merger, dated as of February 7, 2006. The purchase price was approximately $115.9 million and consisted of fixed consideration of $105.4 million in cash used to purchase all of Segue’s outstanding common shares, $8.1 million in cash paid to eligible Segue employees who held vested common stock options on the closing date of the acquisition and $2.5 million of direct acquisition-related costs. The purchase price of the transaction was allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the date of acquisition, including identifiable intangible assets, with the remaining amount being classified as goodwill. Additionally, the Company expects to pay contingent consideration through 2009 of up to a maximum of $1.3 million to eligible former Segue employees who held unvested common stock options on the closing date of the acquisition and were retained as the Company’s employees. The contingent consideration is based upon continued employment with the Company and is paid in accordance with the vesting schedules of the original Segue stock option agreements. This contingent consideration is recognized as compensation expense in the periods when it is earned and paid. To date, the Company has made a total payment of $614,000; of which $46,000 was paid during the six months ended June 30, 2008.
NOTE 7. GOODWILL AND INTANGIBLE ASSETS
     Changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance as of December 31, 2007	$226,688
Acquisition of Simunication	889
Effects of exchange rates	195
Discontinued operation
Impairment of goodwill	(13,300)
Sale of CodeGear	(27,531)

Balance as of June 30, 2008	$186,941

     The Company reevaluated the recoverability of goodwill related to the CodeGear division during the three months ended March 31, 2008 in anticipation of the sale of its CodeGear assets on June 30, 2008. The Company recorded an impairment charge of $13.3 million during the three months ended March 31, 2008 based upon the expected selling price of the business and the recorded values of the associated net assets at that time. The remaining $27.5 million goodwill balance was eliminated in connection with the disposition of the CodeGear division during the three months ended June 30, 2008. See additional discussion related to the CodeGear Asset Sale in Note 6.
     The following table summarizes intangible assets at June 30, 2008 and December 31, 2007 (in thousands):

		As of June 30, 2008			As of December 31, 2007
		Gross			Gross
	Range of	Carrying	Accumulated	Net	Carrying	Accumulated	Net
Category	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired Developed Technology	3 - 7 years	$48,175	$33,033	$15,142	$46,330	$30,187	$16,143
Maintenance Agreements	7 years	11,300	3,542	7,758	11,300	2,735	8,565
Tradenames and Trademarks	4 years	1,100	640	460	1,100	499	601
Customer Relationships	7 years	9,075	3,402	5,673	9,075	2,726	6,349
Other	1 - 3 years	426	404	22	400	400	—

Total		$70,076	$41,021	$29,055	$68,205	$36,547	$31,658

     Intangible assets are all amortizable. During the three and six months ended June 30, 2008, the Company recorded total amortization expense of $2.2 million and $4.5 million, respectively, of which $2.1 million and $4.2 million was recorded to cost of revenues, respectively. During the three and six months ended June 30, 2007, the Company recorded total amortization expense of $2.2 million and $4.5 million, respectively, of which $2.1 million and $4.2 million was recorded to cost of revenues, respectively. Based on the current amount of intangible assets subject to amortization, estimated future amortization expense related to intangible assets at June 30, 2008, is as follows (in thousands):

Future
Amortization
2008 (6 months)	$4,256
2009	8,079
2010	7,807
2011	4,580
2012	2,946
Thereafter	1,387

Total	$29,055

NOTE 8. RESTRUCTURING AND OTHER CHARGES
     The Company accounts for its restructuring activities in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities,” SFAS No. 112, “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statement No. 5 and 43,” and SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” as applicable.
2006 Restructuring Plan
     Starting in the second quarter of 2006, the Company initiated a restructuring plan in connection with the acquisition of Segue and in response to economic conditions in the software industry (see Note 6). Restructuring initiatives are ongoing and include the restructuring of the Company’s operations to eliminate certain duplicative activities, the focus of resources on future growth opportunities and the reduction of its cost structure. In connection with the 2006 restructuring plan, the Company has recognized costs related to termination benefits for employee positions that have been eliminated and for the closure of duplicative facilities. During the three months ended June 30, 2008, the Company reclassified $5.3 million of restructured facilities accruals to discontinued operations in connection with the CodeGear Asset Sale.
2007 Restructuring Plans
     Quarter 4 Plan. In December 2007, the Company announced a worldwide reduction in workforce in response to changing market conditions and as a part of its efforts to reduce costs. The worldwide reduction in workforce involved approximately 90 employees, or approximately eight percent of total headcount prior to the reduction, and the closing of facilities in approximately six locations. The workforce reduction and facility actions were primarily in the United States and Europe, and to a lesser degree in other international locations. During the three months ended June 30, 2008, the Company reclassified $0.7 million of asset retirement obligations related to restructured facilities to the restructuring reserve.
     Quarter 2 Plan. In April of 2007, the Company announced the relocation of its corporate headquarters from Cupertino, California to Austin, Texas. The relocation involved restructuring actions with respect to personnel and the consolidation of facilities. Approximately 70 employees, or approximately six percent of the full-time staff, prior to the relocation, were affected.

     The following table summarizes the Company’s restructuring activity for the three and six months ended June 30, 2008 related to the 2006 and 2007 restructuring plans (in thousands):

	FY 2007 Restructuring			FY 2006 Restructuring
	Quarter 4 Plan		Quarter 2 Plan
	Severance,		Severance,	Severance,
	Benefits and Other	Facilities (1)	Benefits and Other	Benefits and Other	Facilities (1)	Total
Accrual at December 31, 2007	$3,737	$4,800	$328	$179	$6,294	$15,338
Additional accruals	1,492	104	21	37	84	1,738
Cash paid	(2,191)	(728)	(213)	(216)	(935)	(4,283)
Reversal of previous restructuring	—	—	(94)	—	—	(94)

Accrual at March 31, 2008	$3,038	$4,176	$42	$—	$5,443	$12,699

Additional accruals	62	363	44	—	78	547
Reclassification of related deferred rent liabilities	—	701	—	—	—	701
Reclassification to discontinued operations	(473)	—	—	—	(5,340)	(5,813)
Cash paid	(873)	(1,863)	(59)	—	(120)	(2,915)
Reversal of previous restructuring	(524)	54	(27)	—	(17)	(514)

Accrual at June 30, 2008	$1,230	$3,431	$—	$—	$44	$4,705

(1)	Facilities accruals represent the net present value of the Company’s remaining lease payments less anticipated sublease rental income plus lease incentives for prospective tenants and other costs.
NOTE 9. INCOME TAXES
     For the three months ended June 30, 2008 and 2007, the Company recorded income tax expense of $959,000 and $874,000, respectively, related to continuing operations. For the six months ended June 30, 2008 and 2007, the Company recorded income tax expense of $2.2 million and $1.7 million, respectively, related to continuing operations. The non-U.S. income tax provision is based on the Company’s estimated annualized foreign effective tax rate plus foreign income withholding taxes incurred. The U.S. tax is based on the Company’s actual results for the quarter.
     The effective tax rates for the three months ended June 30, 2008 and 2007, differ from applying the U.S. federal statutory tax rate to the pre-tax loss principally because the Company does not currently benefit from the operating losses incurred in the U.S. and the fact that the Company incurs withholding and income taxes in a number of foreign jurisdictions. The Company also provides U.S. taxes on the un-remitted earnings of certain of its foreign subsidiaries.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). The Company adopted the provisions of FIN 48 on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
     At June 30, 2008, gross unrecognized tax benefits is between $1.5 to $1.7 million related to tax positions and interest for which it is reasonably possible that audits will be closed or the statute of limitations will expire in various foreign jurisdictions within the next twelve months.
NOTE 10. REPURCHASES OF STOCK AND EQUITY SECURITIES
     There were no stock repurchases during the three and six months ended June 30, 2008, other than cancellation of restricted stock related to employee terminations and repurchases of shares of restricted stock surrendered by the Company’s employees in order to meet tax withholding obligations in connection with the vesting of installments of their restricted stock awards.

Discretionary Repurchase Program
     In September 2001, the Company’s Board of Directors authorized the use of up to $30 million to repurchase shares of its outstanding common stock under a discretionary stock repurchase program (the “Discretionary Program”). In February 2004 and May 2005, the Board of Directors authorized an additional $30 million and $75 million, respectively, under the Discretionary Program bringing the total discretionary stock repurchase authorizations to $135 million.
Repurchase of Common Stock Following Convertible Senior Notes Offering
     In connection with the Company’s offering of the Notes in February 2007 (see Note 4) and following authorization from the Board of Directors, the Company repurchased 5.9 million shares of its common stock at an average price of $5.10 per share for total consideration of approximately $30 million.
Repurchase of Notes
     On June 4, 2008, the Company’s Board of Directors authorized the Company to use up to $15.0 million of its available cash to repurchase a portion of its outstanding Notes in open market or privately negotiated transactions. During the three months ended June 30, 2008, the Company used approximately $15.0 million of its available cash to repurchase $20.9 million principal amount of outstanding Notes. Following the repurchase, our outstanding Note balance is $179.1 million.
NOTE 11. COMMITMENTS AND CONTINGENCIES
Indemnification Obligations and Guarantees
     The following is a summary of the agreements the Company has determined are within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Company has no liabilities recorded for these agreements as of June 30, 2008, except as described below.
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
     In connection with the CodeGear Asset Sale, the Company entered into a Purchase Agreement whereby the Company is obligated to indemnify Embarcadero for certain potential liabilities of the CodeGear business prior to the closing of the transaction. The term of the indemnification period is for one year from the closing, or June 30, 2009. The maximum potential amount of future payments the Company could be required to make under this indemnification obligation is up to ten percent (10%) of the purchase price, unless the liability requiring indemnification related to fraud or intentional wrongdoing, in which case the liability would be unlimited. The Company had not incurred significant liabilities relating to the CodeGear business prior to the closing of the CodeGear Asset Sale. Consequently, the Company believes the estimated fair value of these indemnification agreements is minimal.
     The Company sells software licenses and services to its customers via contractual arrangements. As part of those contractual arrangements, the Company generally provides a warranty for the software products and services to its customers. The products are generally warranted to perform substantially as described in the associated product documentation. The services are generally warranted to be performed in a professional manner. The Company has not incurred significant expense under the product or services warranties. As a result, the Company believes the estimated fair value of these agreements is minimal.
     The Company also enters into standard indemnification agreements in its ordinary course of business with its customers, suppliers and other third-party providers. With respect to the customer license agreements, each contract generally includes certain provisions for indemnifying the customer against losses, damages, expenses and liabilities incurred by the customer in the event the Company’s software is found to infringe upon certain intellectual property rights of a third-party. In the services agreements, the Company generally agrees to indemnify its customers against any acts by Company employees or agents that cause property damage or personal injury. In the technology license agreements, the Company also generally agrees to indemnify its technology suppliers against any losses, damages, expenses and liabilities incurred by the suppliers in connection with certain intellectual property right infringement claims by any third-party with respect to the products. Finally, from time to time the Company enters into other industry-standard indemnification agreements with third-party providers. The maximum potential amount of future payments the Company could be required to make under any of these indemnification agreements is presently unknown. To date, the Company has not incurred significant expense to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.
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
Leases and Long Term Debt Obligations
     The Company leases its offices and operating facilities and certain furniture and equipment under various operating leases. At June 30, 2008, future minimum lease payments and contractual sublease rental income under non-cancelable leases and principal and interest payments on the Notes (see Note 4) were as follows (in thousands):

	Payment due by period
	2008					2013 and
	(6 months)	2009	2010	2011	2012	thereafter	Total
Operating leases	$3,503	$5,747	$4,820	$3,957	$3,482	$14,149	$35,658
Restructured operating leases	3,862	7,413	3,077	1,759	1,807	1,231	19,149
Convertible senior notes	—	—	—	—	179,100	—	179,100
Interest payments (a)	2,463	4,925	4,925	4,925	602	—	17,840

Gross commitments	9,828	18,085	12,822	10,641	184,991	15,380	251,747
Sublease rental income	(713)	(1,425)	(384)	—	—	—	(2,522)

Net commitments	$9,115	$16,660	$12,438	$10,641	$184,991	$15,380	$249,225

(a)	The interest payments in the above table were based on a fixed rate of 2.75%.
     The operating leases expire at various times through 2021. Rent expense, net, for all operating leases was $1.3 million and $2.6 million for the three and six months ended June 30, 2008, respectively. Rent expense, net, for all operating leases was $2.1 million and $3.9 million for the three and six months ended June 30, 2007, respectively. The decrease in rent expense from the prior year periods relates to facility exits related to our restructuring initiatives.
     The restructured operating leases above represent total lease commitments for facilities the Company vacated or partially exited primarily in California.

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
Service Commitments
     The Company terminated a contract for the outsourcing of portions of its information technology operations on January 30, 2008, with an effective date of July 30, 2008. The Company incurred a termination fee of $900,000 as a result of the termination of service. As of June 30, 2008, $450,000 of the termination fee was paid. The remaining $450,000 will be paid in the third quarter of 2008 and is accrued in our unaudited Condensed Consolidated Balance Sheet at June 30, 2008.
NOTE 12. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments in a company’s financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker, (“CODM”), is its Chief Executive Officer.
     On June 30, 2008, the Company completed the sale of all of the assets (excluding accounts receivable), operations and certain liabilities of its CodeGear division (see Note 6). In accordance with SFAS 144, the financial results of the Company’s CodeGear division have been reclassified as discontinued operations in its unaudited Condensed Consolidated Statements of Operations for all periods presented. Following the disposition, the Company operates under one segment.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in thousands)
Total revenues from unaffiliated customers:
Americas	$24,801	$28,684	$49,229	$63,180
Europe, Middle East and Africa (“EMEA”)	11,875	14,172	22,755	31,183
Asia Pacific	5,191	6,967	15,942	12,388

Total revenues	41,867	49,823	87,926	106,751

License and other revenues	$15,265	$21,308	$33,802	$48,730
Technical support	21,079	21,614	41,980	43,231
Consulting and education services	5,523	6,901	12,144	14,790

Total revenues	41,867	49,823	87,926	106,751

Inter-company revenue U.S.	$4,297	$1,620	$12,207	$1,900
Elimination of inter-company-revenues	(4,297)	(1,620)	(12,207)	(1,900)

Reported inter-company revenues	$—	$—	$—	$—

Operating income (loss):
Americas	$(6,080)	$(12,976)	$(17,845)	$(23,955)
EMEA	(1,999)	(447)	(7,474)	92
Asia Pacific	5	1,610	5,355	1,450

Operating loss	(8,074)	(11,813)	(19,964)	(22,413)

Interest and other income, net	4,394	549	4,989	1,092

Loss from continuing operations before income taxes	$(3,680)	$(11,264)	$(14,975)	$(21,321)

	June 30, 2008	December 31, 2007
Long-lived assets:	(in thousands)
Americas	$17,639	$53,541
EMEA	2,128	2,621
Asia Pacific	1,465	1,672

Long-lived assets:	21,232	57,834
Other non-current assets	216,273	258,346

Non-current assets	$237,505	$316,180

Identifiable assets:
Americas	$246,134	$344,907
EMEA	26,874	31,691
Asia Pacific	7,737	8,533
Assets of discontinued operations	3,631	—

Identifiable assets:	284,376	385,131
General corporate assets (cash, cash equivalents and short-term investments)	190,867	158,866

Total assets	$475,243	$543,997

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS
     In May 2008, the FASB issued FSP APB 14-1, “Accounting For Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1) which impacts the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 will impact the accounting associated with our $179.1 million outstanding Notes. This FSP will require the Company to recognize additional non-cash interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it requires recognizing interest expense in prior periods pursuant to the retrospective accounting treatment. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company is evaluating the impact on its financial statements of applying the provisions of FSP APB 14-1.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), a revision of SFAS No. 141. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) is effective for all business combinations for which the acquisition date is on or after January 1, 2009 for companies operating under a calendar fiscal year. The Company will apply the guidance of SFAS 141(R) to business combinations completed on or after January 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary, and is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect SFAS 160 to have any impact on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has chosen not to adopt the provisions of SFAS 159 for its existing financial instruments.
     In September 2006, the FASB issued SFAS 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 establishes a fair value hierarchy that prioritizes inputs to valuation techniques used for financial and non-financial assets and liabilities. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Partial Deferral of the Effective Date of Statement 157”, which defers the effective date of SFAS 157 for certain non-financial assets and liabilities. SFAS 157 became effective for the Company on January 1, 2008 for financial assets and liabilities. The impact of adoption on financial assets and liabilities did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 5 to the unaudited Condensed Consolidated Financial Statements for additional information. SFAS 157 becomes effective for the Company on January 1, 2009 for non-financial assets and liabilities. The impact of adoption of SFAS 157 on non-financial assets and liabilities is not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In this Quarterly Report on Form 10-Q, the terms the “Company”, “we”, “our”, and “us” refer to Borland Software Corporation on a consolidated basis.
Forward-Looking Statements
     The statements made throughout this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements and accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. These forward-looking statements may relate to, but are not limited to, revenues, composition of revenues, cash flows, earnings, margins, costs, expenses, strategy, research and development, customer service and relationships, demand for our products, market and technological trends in the software industry, licenses, developments in technology, effects of the sale of our CodeGear assets, effects of and timeframe for company restructuring actions and relocation of our headquarters, effects of our offering of Convertible Senior Notes, product quality, competition, sales, cash resources, utilization of cash resources, stock price, personnel, interest rates, foreign currency exchange rates, financial systems, internal controls and disclosure controls and procedures and various economic and business trends. Generally, you can identify forward-looking statements by the use of words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “goal,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue” and similar expressions or the negative or other variations thereof. These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described under “Risk Factors” and elsewhere in this report, as well as in our other filings with the SEC or in materials incorporated by reference herein or therein. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements and have a material adverse effect on our business, results of operations and financial condition. New factors may emerge from time to time, and it may not be possible for us to predict new factors, nor can we assess the potential effect of any new factors on us.
     These forward-looking statements are found in various places throughout this Form 10-Q, including the financial statement footnotes. We caution you not to place undue reliance on these forward-looking statements, which, unless otherwise indicated, speak only as of the date they were made. We do not undertake any obligation to update or release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, except as required by law.
Overview
     On June 30, 2008, we completed the sale of our CodeGear division as further described below (see also Note 6). In accordance with SFAS 144, the financial results for our CodeGear division for all periods presented have been reclassified as discontinued operations in our unaudited Condensed Consolidated Statements of Operations. In addition, certain immaterial errors as discussed in Note 1 to the unaudited Condensed Consolidated Financial Statements have been corrected in the comparative data for the three and six months ended June 30, 2007.
     Following the disposition of the Company’s CodeGear division, we now operate under one reporting segment. Our single segment focuses on our Open Application Lifecycle Management solutions, or ALM, which represents the segment of the ALM market in which vendors’ solutions are flexible enough to support a customer’s specific processes, tools and platforms. Open ALM is a new, customer-centric approach to helping IT organizations transform software delivery into a managed, efficient and predictable business process. We are a leading vendor of Open ALM solutions. Our solutions address five critical ALM processes: project & portfolio management, requirements definition & management, lifecycle quality management, software change management and model driven development. Open ALM products include Tempo, TeamFocus, CaliberRM, Caliber DefineIT, SilkCentral Test Manager, SilkPerformer, SilkTest, Gauntlet, Together and StarTeam. We also offer services aimed at streamlining the path to software process improvement, including technical support, consulting and education services. Our Deployment Products Group, or DPG, includes our VisiBroker and AppServer products. Our deployment products are application middleware for high-performance, low-latency, transaction-intensive applications.
Disposition of CodeGear Assets
     On June 30, 2008, we completed the sale of the assets (excluding accounts receivable), operations and certain liabilities of our CodeGear division in an effort to focus our resources on growth opportunities for our Open ALM business. The CodeGear division represented approximately 20% of total revenues prior to the disposition (see Note 6). The CodeGear business focused primarily on developing tools for individual developers and offered a number of IDE and database products for Java, .NET and Windows development. CodeGear also provided worldwide developer support and education services.
Acquisition of Simunication
     On January 2, 2008, we executed a Share Purchase Agreement to purchase all outstanding shares of Simunication Inc., for approximately $2.8 million, including $1.1 million of assumed liabilities. Simunication was a Canadian-based provider of leading edge software simulation technology for global organizations that develop software for external or internal use. We funded the acquisition with available cash.
     The purchase price of the transaction was allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the date of acquisition, including identifiable intangible assets, with the remaining amount being recorded as goodwill. The estimated fair value of the total net assets acquired was approximately $1.6 million, of which approximately $1.8 million was allocated to acquired developed technology. The results of operations for Simunication have been included in our unaudited Condensed Consolidated Financial Statements from the date of acquisition.

Summary of Key Financial Results
     The following is a summary of our key financial results for the three and six months ended June 30, 2008 and 2007:
•	Total revenues decreased 16% to $41.9 million for the three months ended June 30, 2008, from $49.8 million for the three months ended June 30, 2007 and decreased 18% to $87.9 million for the six months ended June 30, 2008, from $106.8 million for the six months ended June 30, 2007.
•	License and other revenues decreased 28% to $15.3 million for the three months ended June 30, 2008, from $21.3 million for the three months ended June 30, 2007 and decreased 31% to $33.8 million for the six months ended June 30, 2008, from $48.7 million for the six months ended June 30, 2007.

•	Service revenues decreased 7% to $26.6 million for the three months ended June 30, 2008, from $28.5 million for the three months ended June 30, 2007 and decreased 7% to $54.1 million for the six months ended June 30, 2008, from $58 million for the six months ended June 30, 2007.

•	Gross profit as a percentage of revenue decreased to 74% for the three months ended June 30, 2008, compared to 76% in the three months ended June 30, 2007 and decreased to 74% for the six months ended June 30, 2008, from 76% for the six months ended June 30, 2007.

•	Operating expenses decreased 22% to $38.9 million for the three months ended June 30, 2008, from $49.7 million for the three months ended June 30, 2007 and decreased 18% to $85.2 million for the six months ended June 30, 2008, from $103.8 million for the six months ended June 30, 2007.

•	Net loss was $5.6 million for the three months ended June 30, 2008, compared to net loss of $10.8 million for the three months ended June 30, 2007 and was $28.9 million for the six months ended June 30, 2008, compared to $20.1 million for the six months ended June 30, 2007.

•	Cash, cash equivalents and short-term investments increased $32 million to $190.9 million as of June 30, 2008, from $158.9 million as of December 31, 2007.

Results of Operations
     The following table presents our unaudited Condensed Consolidated Statements of Operations data and the related percentage of total revenues (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008	% of	2007	% of	2008	% of	2007	% of
Revenues:
License and other revenues	$15,265	36%	$21,308	43%	$33,802	38%	$48,730	46%
Service revenues	26,602	64%	28,515	57%	54,124	62%	58,021	54%

Total revenues	41,867	100%	49,823	100%	87,926	100%	106,751	100%

Costs of revenues:
Cost of license and other revenues	638	2%	704	1%	1,315	1%	1,651	2%
Cost of service revenues	8,346	20%	9,148	18%	17,210	20%	19,449	18%
Amortization of acquired intangibles and other charges	2,101	5%	2,119	4%	4,201	5%	4,238	4%

Cost of revenues	11,085	26%	11,971	24%	22,726	26%	25,338	24%

Gross profit	30,782	74%	37,852	76%	65,200	74%	81,413	76%

Selling, general and administrative	26,935	64%	38,483	77%	59,996	68%	80,313	75%
Research and development	11,653	28%	9,535	19%	23,437	27%	21,001	20%
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges	268	1%	1,647	3%	1,731	2%	2,512	2%

Total operating expenses	38,856	93%	49,665	100%	85,164	97%	103,826	97%

Operating loss	(8,074)	-19%	(11,813)	-24%	(19,964)	-23%	(22,413)	-21%

Interest income	1,426	3%	2,472	5%	3,178	4%	4,138	4%
Interest expense	(1,755)	-4%	(1,579)	-3%	(3,494)	-4%	(2,464)	-2%
Gain on debt repurchase	5,646		—	0%	5,646		—	0%
Other expense	(923)	-2%	(344)	-1%	(341)	0%	(582)	-1%

Loss from continuing operations before income taxes	(3,680)	-9%	(11,264)	-23%	(14,975)	-17%	(21,321)	-20%

Income tax provision	959	2%	874	2%	2,233	3%	1,657	2%

Loss from continuing operations	$(4,639)	-11%	$(12,138)	-24%	$(17,208)	-20%	$(22,978)	-22%

Discontinued operations:
Income (loss) from operation of discontinued operations (net of applicable taxes of $239, $242, $481 and $479)	$607	1%	$1,295	3%	$(10,121)	-12%	$2,919	3%
Loss on disposal of discontinued operations (net of applicable tax of $955)	(1,554)	-4%	—	0%	(1,554)	-2%	—	0%

Income (loss) from discontinued operations	$(947)	-2%	$1,295	3%	$(11,675)	-13%	$2,919	3%

Net loss	$(5,586)	-13%	$(10,843)	-22%	$(28,883)	-33%	$(20,059)	-19%

     The following table presents our total revenues and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended						Six Months Ended
	June 30,						June 30,
	2008		2007		Change		2008		2007		Change
		% of		% of				% of		% of
	Amount	Total	Amount	Total	$	%	Amount	Total	Amount	Total	$	%
License and other revenues	$15,265	36%	$21,308	43%	$(6,043)	(28%)	$33,802	38%	$48,730	46%	$(14,928)	(31%)
Service revenues	26,602	64%	28,515	57%	(1,913)	(7%)	54,124	62%	58,021	54%	(3,897)	(7%)

Total revenues	$41,867	100%	$49,823	100%	$(7,956)	(16%)	$87,926	100%	$106,751	100%	$(18,825)	(18%)

     We derive revenues from the license of our software and the sale of related services. We had no customers representing more than 10% of our total revenues in the three and six months ended June 30, 2008 or June 30, 2007.
Revenues by Product
     We have two major product categories: the ALM product group includes products such as Tempo, TeamFocus, Caliber, Together, Silk and Gauntlet; and the Deployment Product Group (“DPG”) consists of VisiBroker and AppServer products.
     The following table presents revenues by product group (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
	ALM	DPG	Total	ALM	DPG	Total
License and other revenues	$10,012	$5,253	$15,265	$15,408	$5,900	$21,308
Service revenues	21,915	4,687	26,602	23,580	4,935	28,515

Total	$31,927	$9,940	$41,867	$38,988	$10,835	$49,823

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
	ALM	DPG	Total	ALM	DPG	Total
License and other revenues	$19,426	$14,376	$33,802	$34,531	$14,199	$48,730
Service revenues	44,888	9,236	54,124	47,796	10,225	58,021

Total	$64,314	$23,612	$87,926	$82,327	$24,424	$106,751

License and Other Revenues
     License and other revenues represent amounts for license fees and royalties earned for granting customers the right to use and distribute our software products. Although revenue recognition for software licenses may be affected by numerous aspects of a contract, for the majority of our customer contracts, we recognize software license revenue upon shipment of the product. For the three months ended June 30, 2008, license and other revenues decreased $6.0 million or 28% as compared to the same period in the prior year. ALM license revenue decreased to $10.0 million from $15.4 million, representing a 35% decrease in ALM license revenue for the three months ended June 30, 2008 as compared to the same period in the prior year. This decrease was due primarily to a decline in license revenue from our StarTeam, Together, and Silk products. DPG license revenue decreased to $5.3 million from $5.9 million, representing a 10% decrease in DPG license revenue for the three months ended June 30, 2008 as compared to the same period in the prior year. The decrease was primarily driven by decreased sales related to our AppServer products.
     License and other revenues decreased $14.9 million or 31% in the six months ended June 30, 2008, as compared to the same period in the prior year. ALM license revenue decreased to $19.4 million from $34.5 million, representing a 44% decrease in ALM license revenue for the six months ended June 30, 2008 as compared to the same period in the prior year. This decrease was due primarily to large deals in the year-ago first quarter that were not repeated in 2008. DPG license revenue increased to $14.4 million from $14.2 million, representing a 1% increase in DPG license revenue for the six months ended June 30, 2008 as compared to the same period in the prior year. The increase was primarily driven by increased sales of VisiBroker products.
Service Revenues
     Service revenues represent amounts earned for technical support, which includes call support, maintenance and upgrades and for consulting and education services for our software products. For the three months ended June 30, 2008, services revenue decreased to $26.6 million from $28.5 million, representing a 7% decrease as compared to the same period in the prior year. For the six months ended June 30, 2008, services revenue decreased to $54.1 million from $58 million, representing a 7% decrease as compared to the same period in the prior year.

     The following table presents our service revenues (in thousands):

	Three Months Ended						Six Months Ended
	June 30,						June 30,
	2008		2007		Change		2008		2007		Change
		% of		% of				% of		% of
	Amount	Total	Amount	Total	$	%	Amount	Total	Amount	Total	$	%
Technical support	$21,079	50%	$21,614	43%	$(535)	(2%)	$41,980	48%	$43,231	40%	$(1,251)	(3%)
Consulting and education	5,523	13%	6,901	14%	(1,378)	(20%)	12,144	14%	14,790	14%	(2,646)	(18%)

Total services revenues	$26,602	64%	$28,515	57%	$(1,913)	(7%)	$54,124	62%	$58,021	54%	$(3,897)	(7%)

     For the three months ended June 30, 2008, technical support revenue decreased to $21.1 million from $21.6, representing a 2% decrease as compared to the same period in the prior year. The decrease was due to the decline in support revenues for our Visibroker, and AppServer products. For the six months ended June 30, 2008, technical support revenue decreased to $42 million from $43.2, representing a 3% decrease as compared to the same period in the prior year. The decrease was due to the decline in support revenues for our Visibroker and Together products, partially offset by increased support revenues for our Silk products.
     For the three months ended June 30, 2008, consulting and education services revenues decreased to $5.5 million from $6.9 million, representing a 20% decrease as compared to the same period in the prior year. The decrease was primarily attributable to the corresponding decrease in license revenue in the current year quarter. For the six months ended June 30, 2008, consulting and education revenue decreased to $12.1 million from $14.8 million, representing an 18% decrease as compared to the same period in the prior year. The decrease was primarily attributable to the corresponding decrease in license revenue in the current year.
     As of June 30, 2008, open licensing sales orders were insignificant.
International Revenues
     International revenues represented 51% and 51% of total revenues for the three months ended June 30, 2008 and 2007, respectively, and 55% and 50% of total revenues for the six months ended June 30, 2008 and 2007, respectively. The following table presents our total revenues by country and the absolute dollar and percentage change from the comparable prior year period (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2008	2007	$	%	2008	2007	$	%
United States	$20,308	$24,206	$(3,898)	(16%)	$39,739	$52,874	$(13,135)	(25%)
Japan	2,386	3,675	(1,289)	(35%)	10,752	6,137	4,615	75%
Germany	4,361	4,038	323	8%	7,753	11,138	(3,385)	(30%)
All other countries	14,812	17,904	(3,092)	(17%)	29,682	36,602	(6,920)	(19%)

Total revenues	$41,867	$49,823	$(7,956)	(16%)	$87,926	$106,751	$(18,825)	(18%)

     The U.S. and Germany accounted for revenues greater than 10% of total revenues in the three months ended June 30, 2008. No single country, other than the U.S., accounted for revenues greater than 10% of total revenues in the three months ended June 30, 2007. For the six months ended June 30, 2008, no single country, other than the U.S. and Japan, accounted for revenues greater than 10% of total revenues. For the six months ended June 30, 2007, no single country, other than the U.S. and Germany, accounted for revenues greater than 10% of total revenues.

Regional Revenues
     The following table presents our total revenues by region and the absolute dollar and the percentage change from the comparable prior year period (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2008	2007	$	%	2008	2007	$	%
Americas	$24,801	$28,684	$(3,883)	(14%)	$49,229	$63,180	$(13,951)	(22%)
Europe, Middle East and Africa	11,875	14,172	(2,297)	(16%)	22,755	31,183	(8,428)	(27%)
Asia Pacific	5,191	6,967	(1,776)	(25%)	15,942	12,388	3,554	29%

Total revenues	$41,867	$49,823	$(7,956)	(16%)	$87,926	$106,751	$(18,825)	(18%)

     Our Americas operations include our activities in the U.S. as well as subsidiaries and branch offices in Brazil and Canada. Our Europe, Middle East and Africa (“EMEA”) operations include activities of our subsidiaries and branch offices in Finland, France, Germany, Ireland, Italy, Netherlands, Spain, Sweden and the United Kingdom. Our Asia Pacific (“APAC”) operations include activities of our subsidiaries and branch offices in Australia, China, Hong Kong, India, Japan, and Singapore.
     Americas. Revenues in our Americas region decreased 14% to $24.8 million in the three months ended June 30, 2008, from $28.7 million in the same period in the prior year. Of the decrease in revenues from our Americas region, license revenues decreased $2.5 million and service revenues decreased $1.4 million. Revenues in our Americas region decreased 22% to $49.2 million in the six months ended June 30, 2008, from $63.2 million in the same period in the prior year. Of the decrease in revenues from our Americas region, license revenues decreased $12 million and service revenues decreased $2 million.
     EMEA. Revenues in our EMEA region decreased 16% to $11.9 million in the three months ended June 30, 2008, from $14.2 million in the same period in the prior year. Of the decrease, license revenues decreased $1.5 million and service revenues decreased $0.8 million. Revenues in our EMEA region decreased 27% to $22.8 million in the six months ended June 30, 2008, from $31.2 million in the same period in the prior year. Of the decrease, license revenues decreased $6.5 million and service revenues decreased $1.9 million.
     APAC. Revenues in our APAC region decreased 25% to $5.2 million in the three months ended June 30, 2008, from $7.0 million in the same period in the prior year. Of the decrease, license revenues decreased $2.0 million and service revenues increased $0.2 million. Revenues in our APAC region increased 29% to $15.9 million in the six months ended June 30, 2008, from $12.4 million in the same period in the prior year. Of the increase, license revenues increased $3.5 million and service revenues were flat year over year.
Cost of revenues
     The following table presents cost of revenues and the absolute dollar and percentage changes from the comparable prior year period (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2008	2007	$	%	2008	2007	$	%
Cost of license and other revenues	$638	$704	$(66)	(9%)	$1,315	$1,651	$(336)	(20%)

As a percentage of license and other revenues	4%	3%			4%	3%

Cost of service revenues	$8,346	$9,148	$(802)	(9%)	$17,210	$19,449	$(2,239)	(12%)

As a percentage of service revenues	31%	32%			32%	34%

Amortization of acquired intangibles and other charges	$2,101	$2,119	$(18)	(1%)	$4,201	$4,238	$(37)	(1%)

As a percentage of total revenues	5%	4%			5%	4%

Cost of License and Other Revenues
     Cost of license and other revenues consists primarily of variable costs including production costs, product packaging costs and royalties paid to third-party vendors. Cost of license and other revenues decreased $66,000 from $704,000 to $638,000 for the three months ended June 30, 2008 as compared to the same period in the prior year. Cost of license and other revenues decreased $336,000 from $1.7 million to $1.3 million for the six months ended June 30, 2008 as compared to the same period in the prior year. As a percentage of license and other revenues, cost of license and other revenue remained fairly flat in both the three and six months ended June 30, 2008. Royalty, manufacturing and shipping costs tend to fluctuate with changes in the mix of products sold. Generally, manufacturing and shipping costs are lower for ALM, as compared to DPG, due to the greater proportion of ALM contracts that are fulfilled electronically. The level of royalty costs in future periods will be dependent upon our ability to obtain favorable licensing terms for our products that include third-party technology and the extent to which we include such third-party technology in our product offerings.
Cost of Service Revenues
     Cost of service revenues consists primarily of employee salaries and benefits, third-party contractor costs and related expenses incurred in providing technical support and consulting and education services. Cost of service revenues decreased $0.8 million from $9.1 million to $8.3 million for the three months ended June 30, 2008 as compared to the same period in the prior year. Cost of service revenues decreased $2.2 million from $19.4 million to $17.2 million for the six months ended June 30, 2008 as compared to the same period in the prior year. The overall decrease in cost of services as a percentage of service revenues was attributable to improved resource utilization.
Amortization of Acquired Intangibles and Other Charges
     Amortization of acquired intangibles and other charges consists of the amortization of acquired developed technology, maintenance agreements and customer relationships. Amortization of acquired intangibles for the three months ended June 30, 2008 and 2007 was $2.1 million in each period. Amortization of acquired intangibles for the six months ended June 30, 2008 and 2007 was $4.2 million in each period.
Operating Expenses
Selling, General and Administrative Expenses
     The following table presents our selling, general and administrative expenses and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2008	2007	$	%	2008	2007	$	%
Selling, general and administrative expenses	$26,935	$38,483	$(11,548)	(30%)	$59,996	$80,313	$(20,317)	(25%)

As a percentage of total revenues	64%	77%			68%	75%
     Selling, general and administrative expenses primarily consist of employee salaries and benefits, sales commissions, marketing programs, professional fees, facilities and equipment costs. Selling, general and administrative expenses decreased $11.6 million from $38.5 million to $26.9 million for the three months ended June 30, 2008 as compared to the same period in the prior year. As a percentage of total revenues, selling, general and administrative expenses decreased from 77% to 64% for the three months ended June 30, 2008 as compared to the same period in the prior year. The decrease was primarily due to reduced outside services, employee compensation, benefits and other employee related expenses, marketing expense, facilities costs, depreciation and bad debt expense. These reductions are attributable to our ongoing restructuring activities combined with continued optimization of our back-office operations and infrastructure.
     Selling, general and administrative expenses decreased $20.3 million from $80.3 million to $60 million for the six months ended June 30, 2008 as compared to the same period in the prior year. As a percentage of total revenues, selling, general and administrative expenses decreased from 75% to 68% for the six months ended June 30, 2008 as compared to the same period in the prior year. The decrease was primarily due to reduced outside services, employee compensation, benefits and other employee related expenses, marketing expense, facilities costs, equipment and telecommunications expense, depreciation, and bad debt expense. These reductions result from our ongoing restructuring activities combined with continued optimization of our back-office operations and infrastructure.
Research and Development Expenses
     The following table presents our research and development expenses and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2008	2007	$	%	2008	2007	$	%
Research and development expenses	$11,653	$9,535	$2,118	22%	$23,437	$21,001	$2,436	12%

As a percentage of total revenues	28%	19%			27%	20%
     Research and development expenses primarily consist of employee salaries, benefits, and related costs of our engineering staff, external engineering costs, and facilities and equipment costs. Research and development expenses increased by $2.1 million from $9.5 million to $11.7 million for the three months ended June 30, 2008 as compared to the same period in the prior year. Research and development expenses increased by $2.4 million from $21 million to $23.4 million for the six months ended June 30, 2008 as compared to the same period in the prior year. The increase in research and development expense for both the three and six months ended June 30, 2008 as compared to the prior year periods is due to hiring of incremental engineering headcount directly related to the development of a new enterprise ALM software suite and changes to the 2008 Incentive Compensation Plan.
Restructuring, Amortization of Other Intangibles, and Acquisition-Related Expenses
     The following table summarizes our restructuring, amortization of other intangibles and acquisition-related expenses and the absolute dollar and percentage change from the comparable prior year period (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2008	2007	$	%	2008	2007	$	%
Restructuring	$58	$772	$(714)	(92%)	$1,307	$772	$535	69%
Amortization of other intangibles	138	99	39	39%	280	258	22	9%
Acquisition-related expenses	72	776	(704)	(91%)	144	1,482	(1,338)	(90%)

Total	$268	$1,647	$(1,379)	(84%)	$1,731	$2,512	$(781)	(31%)

As a percentage of total revenues	1%	3%			2%	2%
     Restructuring: The following table summarizes our restructuring activity for the three and six months ended June 30, 2008 (in thousands):

	FY 2007 Restructuring			FY 2006 Restructuring
	Quarter 4 Plan		Quarter 2 Plan
	Severance,		Severance,	Severance,
	Benefits and Other	Facilities (1)	Benefits and Other	Benefits and Other	Facilities (1)	Total
Accrual at December 31, 2007	$3,737	$4,800	$328	$179	$6,294	$15,338
Additional accruals	1,492	104	21	37	84	1,738
Cash paid	(2,191)	(728)	(213)	(216)	(935)	(4,283)
Reversal of previous restructuring	—	—	(94)	—	—	(94)

Accrual at March 31, 2008	$3,038	$4,176	$42	$—	$5,443	$12,699

Additional accruals	62	363	44	—	78	547
Reclassification of related deferred rent liabilities	—	701	—	—	—	701
Reclassification to discontinued operations	(473)	—	—	—	(5,340)	(5,813)
Cash paid	(873)	(1,863)	(59)	—	(120)	(2,915)
Reversal of previous restructuring	(524)	54	(27)	—	(17)	(514)

Accrual at June 30, 2008	$1,230	$3,431	$—	$—	$44	$4,705

(1)	Facilities accruals represent the net present value of the Company’s remaining lease payments less anticipated sublease rental income plus lease incentives for prospective tenants and other costs.

     Amortization of other intangibles. During the three and six months ended June 30, 2008, we incurred $138,000 and $280,000 of amortization expense, respectively, related to non-compete agreements and trade names, compared to $99,000 and 258,000 in the comparable prior year periods.
     Acquisition-related expenses. We recorded $72,000 and $776,000 in acquisition-related expenses in the three months ended June 30, 2008 and 2007, respectively, which primarily consisted of contingent consideration payable under the terms of the Legadero acquisition agreement. For the six months ended June 30, 2008 and 2007, we recorded $144,000 and $1.5 million in acquisition-related expenses, respectively, related to the Legadero acquisition agreement.
Interest Income, Interest Expense and Other Expense, net
     The following table presents our interest income, interest expense and other expense, net and the absolute dollar and percentage change from the comparable prior year period ( in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2008	2007	$	%	2008	2007	$	%
Interest income	$1,426	$2,472	$(1,046)	(42%)	$3,178	$4,138	$(960)	(23%)
Interest expense	(1,755)	(1,579)	(176)	11%	(3,494)	(2,464)	(1,030)	42%
Gain on debt repurchase	5,646	—	5,646	—	5,646	—	5,646	—
Other expense, net	(923)	(344)	(579)	168%	(341)	(582)	241	(41%)

Total	$4,394	$549	$3,845	700%	$4,989	$1,092	$3,897	357%

As a percentage of total revenues	10%	1%			6%	1%
     Interest income consists primarily of interest earned on cash and cash equivalents. Interest expense consists primarily of interest expense related to the Notes (see Note 4). Other expense, net consists primarily of foreign exchange transaction gains and losses. The decrease in interest income in the three and six month periods ended June 30, 2008, as compared to the same periods in the prior year was primarily attributable to lower average invested cash balances and lower interest rates. The increase in interest expense for the three and six months ended June 30, 2008, as compared to the same periods in the prior year was primarily attributable to amortization of debt issuance costs and interest expense related to the Notes. Other expenses, net for the three and six months ended June 30, 2008 and 2007, primarily represents net foreign currency gains and losses resulting from fluctuations in the U.S. dollar versus the foreign currencies in which we conduct business. In addition, during the second quarter of 2008, we recognized a gain of $5.6 million, net of $0.5 million of interest expense related to debt issuance costs written off, related to the repurchase of $20.9 million of outstanding Notes due to favorable prevailing market rates (see Note 4).
Income Taxes
     The following table presents our income taxes and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2008	2007	$	%	2008	2007	$	%
Income tax provision	$959	$874	$85	10%	$2,233	$1,657	$576	35%

As a percentage of total revenues	2%	2%			3%	2%
     On a consolidated basis, we generated a pre-tax loss from continuing operations of $3.7 million and $11.3 million in the three months ended June 30, 2008 and 2007, respectively and $15.0 million and $21.3 million in the six months ended June 30, 2008 and 2007, respectively. The increase in our income tax provision in absolute dollars in the three and six months ended June 30, 2008, as compared to the same period in the prior year was largely due to an increase in the allocation of non-U.S. pre-tax profits subject to foreign taxes and discrete tax adjustments related to FIN 48 interest and withholding tax on non-permanently reinvested earnings. In the three and six months ended June 30, 2008 and 2007, substantially all of our tax provision related to non-U.S. taxes.
     Our effective tax rate is primarily dependent on the location of taxable profits, if any, and the utilization of our net operating loss carry forwards in certain jurisdictions. Our tax rate is also affected by the imposition of withholding taxes on revenues regardless of our profitability.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2008	2007
	(in thousands)
Net cash provided by (used in):
Operating activities	$(8,469)	$(13,897)
Investing activities	25,692	(2,658)
Financing activities	(14,526)	165,254
Effect of exchange rate changes on cash	3,594	607

Net change in cash and cash equivalents	$6,291	$149,306

     Net cash used in operating activities. Net cash used in operating activities in the six months ended June 30, 2008, was $8.5 million, compared to $13.9 million in the six months ended June 30, 2007. The decrease in cash used in operations during the current year period as compared to the period in the prior year is primarily due to non-cash charges of $13.3 million related to the impairment of CodeGear goodwill, $599,000 loss recognized in connection with the disposition of the CodeGear assets, and an increase in cash of $11.3 million in the current year due to improved accounts receivable cash collections. This was partially offset by an increase in net loss and a gain of $5.6 million recognized in connection with the repurchase of a portion of our outstanding Notes (see Note 4). Working capital increased $33.5 million to $152 million at June 30, 2008, from $118.5 million at December 31, 2007.
     Net cash provided by (used in) investing activities. Net cash provided by investing activities during the six months ended June 30, 2008, was $25.7 million, compared to a use of cash of $2.7 million in the six months ended June 30, 2007. Cash provided during the six months ended June 30, 2008 was primarily driven by $20.7 million of proceeds received from the CodeGear Asset Sale and $8.0 million of net proceeds from the sale of investments, net of $2.0 million of cash used in the Simunication acquisition and $1.1 million in purchases of property and equipment. Cash used in the six months ended June 30, 2007 primarily consisted of $2.8 million of purchases of property and equipment.
     Net cash used by (provided by) financing activities. Net cash used in financing activities during the six months ended June 30, 2008, was $14.5 million compared to cash provided of $165.3 million in the six months ended June 30, 2007. Cash used in financing activities in the current year primarily consists of $14.8 million of cash to repurchase $20.9 million of the total outstanding Notes. Cash provided by financing activities in the prior year primarily reflects the net proceeds received from the issuance of the Notes (see Note 4) offset by the repurchase of common stock.
     Currency. Although we periodically utilize foreign currency forward exchange contracts to reduce our foreign currency exchange rate risk, the weakening of the U.S. Dollar against the Euro, the United Kingdom Pound Sterling, the Australian and Singapore dollars and the Japanese Yen could harm our financial condition. We cannot predict currency exchange rate fluctuations and there can be no assurance that foreign currency exchange rates will not have a material adverse impact on our future cash flows and operating results. As of June 30, 2008, there are no outstanding foreign exchange contracts. Refer to Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for additional discussion of foreign currency risk.
Contractual Obligations and Off-Balance Sheet Arrangements
     Leases and Long Term Debt Obligations. We lease our offices and operating facilities and certain furniture and equipment under various operating leases.

     At June 30, 2008, future minimum lease payments and contractual sublease rental income under non-cancelable leases and future principal and interest payments under the Notes outstanding were as follows (in thousands):

	Payment due by period
	2008					2013 and
	(6 months)	2009	2010	2011	2012	thereafter	Total
Operating leases	$3,503	$5,747	$4,820	$3,957	$3,482	$14,149	$35,658
Restructured operating leases	3,862	7,413	3,077	1,759	1,807	1,231	19,149
Convertible senior notes	—	—	—	—	179,100	—	179,100
Interest payments (a)	2,463	4,925	4,925	4,925	602	—	17,840

Gross commitments	9,828	18,085	12,822	10,641	184,991	15,380	251,747
Sublease rental income	(713)	(1,425)	(384)	—	—	—	(2,522)

Net commitments	$9,115	$16,660	$12,438	$10,641	$184,991	$15,380	$249,225

(a)	The interest payments in the above table were based on a fixed rate of 2.75%.
     Our operating leases expire at various times through 2021. Rent expense, net, for all operating leases was $1.3 million and $2.1 million for the three months ended June 30, 2008 and 2007, respectively. Rent expense, net, for all operating leases was $2.6 million and $3.9 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in rent expense from the prior year periods relates to facility exits related to our restructuring initiatives.
     The restructured operating leases above represent total lease commitments for facilities we vacated or partially exited primarily in California.
     We terminated a contract for outsourcing of portions of our information technology operations on January 30, 2008, with an effective date of July 30, 2008. We incurred a termination fee of $900,000 million as a result of the termination of service. During the three months ended March 31, 2008, $450,000 million of the termination fee was paid. The remaining $450,000 is included in accrued expenses section on our Condensed Consolidated Balance Sheet as of June 30, 2008 and is not included in the table above.
     FIN 48 Liability. As of June 30, 2008, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and interest deductions is $18.4 million, of which none is expected to be paid within one year. The balance of $18.4 million is recorded in other long-term liabilities in the Condensed Consolidated Balance Sheet.
     Indemnification Obligations and Guarantees. For information regarding our indemnification obligations and guarantees, refer to Note 11 of Notes to unaudited Condensed Consolidated Financial Statements in Item 1.
     Off-Balance Sheet Arrangements. As part of our ongoing business, we do not participate in material transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2008, we are not involved in any material unconsolidated transactions.
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

     There have been no material changes to the critical accounting policies as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2007 with the SEC on March 7, 2008, except for the adoption of SFAS 157, which impacts the disclosure regarding our investment securities as described in Note 13 of our Notes to unaudited Condensed Consolidated Financial Statements.
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
Foreign Currency Risk
     A portion of our business is conducted in currencies other than the U.S. dollar. The functional currency for all of our foreign operations is the local currency of the country in which we have established business operations. Both revenues and operating expenses in each of those countries are largely denominated in local currencies, which mitigate a portion of the exposure related to fluctuations in local currencies against the U.S. dollar. However, our financial results could still be adversely affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.
     During the three and six months ended June 30, 2008, we recorded net realized and unrealized foreign exchange losses of $921,000 and losses of $446,000, respectively, included as part of other expense, in our unaudited Condensed Consolidated Statements of Operations related to financial instruments denominated in foreign currencies. The foreign exchange losses were generated primarily from fluctuations in the Brazilian Real, the Canadian dollar, the Euro, the United Kingdom Pound Sterling, and the Japanese Yen versus the U.S. dollar. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our inter-company receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a material adverse effect on our operating results and cash flows.
     During the three and six months ended June 30, 2008, we had an increase of $49,000 and $1.9 million, respectively, in unrealized foreign currency gains in cumulative other comprehensive income on our unaudited Condensed Consolidated Balance Sheets, in part, due to foreign currency movements on our long-term inter-company balances and currency translation adjustments arising from converting our foreign operations to U.S. dollars. As of June 30, 2008, we had $13.1 million, $5.3 million, $1.8 million, $1.2 million, and $375,000 in long-term inter-company receivable balances that will be settled in Singapore dollars, Indian Rupees, Brazilian Real, Australian dollars, and Japanese Yen, respectively and $14.2 million in long-term inter-company payable balances that will be settled in Euros.
Interest Rate Risk
     The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investment strategy to achieve this objective is by investing available funds in a portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including but not limited to government and corporate securities, time deposits and money market funds. These securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss, net of estimated tax.
     Short-term investments. At June 30, 2008, our cash and cash equivalents consisted primarily of commercial paper. Short-term investments consist of marketable securities, including but not limited to corporate notes, corporate bonds and medium-term notes in large U.S. institutions and governmental agencies. Our marketable securities that are classified as short-term investments will mature in less than one year from June 30, 2008. These securities are classified as available-for-sale and are recorded at their estimated fair value.
     Long-term investments. At June 30, 2008, long-term investments consisted of asset-backed securities.
Credit Risks
     Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and trade receivables. Our cash, cash equivalents, short-term and long-term investments are in high-quality securities placed with major banks and financial institutions and commercial paper. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. We did not have any one customer representing greater than 10% of total accounts receivable, net of allowances, as of June 30, 2008.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures pursuant to the Exchange Act rules as of the end of the period covered by this Report. Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to provide a reasonable level of assurance that the financial information we are required to disclose in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported accurately within the time periods specified in the SEC’s rules and forms.
Reclassification and Correction of Previously Issued Financial Statements
     During July 2008, while preparing the consolidated financial statements for this for 10-Q, management discovered errors in the Company’s financial statements which will result in adjustments to the previously reported 2007 financial statements as disclosed in Note 2 of this Form 10-Q. Based on the Company’s quantitative and qualitative analysis, the Company concluded that, while these errors were not material to the previously filed interim and annual financial statements in 2007, correcting these errors in the current year would be material to the forecasted full year results for 2008. The errors relate primarily to the treatment of deferred rent in restructuring activities and the Company’s commission accrual. These errors and related adjustments are described in Note 1 of the unaudited condensed financial statements contained in this form 10-Q. Although the errors were not material to the prior year annual or interim financial statements, management has decided to implement additional controls which are designed to minimize the risks of these types of errors in the future.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008, which our management concluded have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Relating to Our Business
     We have limited experience in the enterprise market for application lifecycle management, or ALM, software solutions. If we are unable to successfully achieve our strategic goals, our operating results could be harmed. The recent sale of the CodeGear assets could increase this risk. *
     Since we are still in the early stages of focusing our business on Open ALM, and considering ALM is a relatively new and evolving market, it is difficult for us to predict our likelihood of success. There is a limited history upon which to base assumptions as to our probability of success and we are in the process of developing and implementing new products, solutions and sales and marketing strategies. The change in the primary focus of our business from IDE to Open ALM has involved significant changes in our go-to-market strategy, our sales and services organizations and sales cycles and our marketing strategies. If we are not able to successfully develop and implement our new strategies, our business and operating results will be harmed.
     We sold substantially all of the CodeGear assets to Embarcadero Technologies, Inc. on June 30, 2008. While we believe this will enable us to focus on Open ALM as our core business, as a result of the sale, we will no longer have the revenue stream or the profit contribution from the CodeGear business. If we are not able to achieve the goals of our Open ALM business, our operating results and financial condition may be harmed.
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
We may not be able to compete successfully against current and potential competitors. *
     Our markets are intensely competitive. In the market for comprehensive software development solutions, we face competition from some of the largest software providers in the world. For example, IBM, Microsoft, Sun Microsystems, Hewlett-Packard, Computer Associates and others provide or have stated they intend to provide comprehensive enterprise software development and integration solutions. Traditionally, we have partnered with some of these competitors to offer a broader solution to their or our customer base; however, as our partners and business strategy change, a larger market overlap may develop and some or all of these partnering arrangements could be adversely affected or terminated. Most of these competitors have substantially greater financial, management, marketing and technical resources than we have. In addition, many of our competitors have well established relationships with our current and potential customers, extensive knowledge of the market, substantial experience in selling enterprise solutions, strong professional services and technical support offerings and extensive product development, sales and marketing resources. As a result of their greater resources and established relationships, these competitors may be more successful than we are at developing and marketing products and solutions in our markets.
Our inability to forecast our revenue pipeline or convert revenue pipeline into contracts, especially given our focus on enterprise customers, could increase fluctuations in our revenue and financial results.
     We use a “pipeline” system, a common industry practice, to forecast sales and trends in our Enterprise business. Our sales personnel monitor the status of all potential transactions, including the estimated closing date and potential dollar amount of each transaction. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period. When customers delay purchasing decisions, reduce the amount of their purchases or cancel their purchases altogether, it will reduce the rate of conversion of the pipeline into contracts and our revenues will be harmed. In addition, because a substantial portion of our software license contracts close in the latter part of a quarter, we may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline into contracts in a timely manner. Our inability to respond to a variation in the pipeline or in the conversion of the pipeline into contracts in a timely manner, or at all, could cause us to plan or budget inaccurately and thereby could adversely affect our results of operations and financial condition.
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
Our common stock has declined over the past year. If our stock price does not increase, we may not attract as many investors. In addition, if our stock price declines further, we could fail to meet the minimum listing requirements of the Nasdaq Global Market.
     Our common stock is listed on the Nasdaq Global Market under the symbol BORL. As of June 30, 2008, our 52 week low in our stock price was $1.22. In order for our common stock to continue to be listed on the Nasdaq Global Market, we must satisfy various listing maintenance standards established by Nasdaq, including the requirement that to maintain a minimum closing bid price of $1.00 per share. If our stock price declined below $1.00 per share, we could risk delisting, which would limit our ability to attract investors. In addition, while our stock price remains low, because of the trading volatility often associated with low-priced stocks, many brokerage firms and institutional investors have internal policies and practices that either prohibit them from investing in low-priced stocks or tend to discourage individual brokers from recommending low-priced stocks to their customers. It is also a factor that most brokerage houses do not permit or favor lower-priced stocks to be used as collateral for margin accounts for retail investors. The brokerage commissions on the purchase or sale of lower priced stocks may also represent a higher percentage of the price than the brokerage commission on higher priced stocks. Our financial condition could be adversely impacted if our stock price does not increase and stabilize.
We and our prior independent registered public accounting firm previously determined that we had a material weakness in our internal control over financial reporting. There can be no assurance that a material weakness will not arise in the future. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock. *
     Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. In our Annual Reports on Form 10-K for the years ended December 31, 2005 and 2006, respectively, we reported material weaknesses in our internal control over financial reporting. We have since remediated these deficiencies and continue to spend time and resources to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As reported in Section 9A of our 2007 Form 10-K, management concluded that we had no material weakness in our internal control over financial reporting as of December 31, 2007 and, as reported in Item 4 of this Form 10-Q, management does not believe we had any material weakness in our internal control over financial reporting as of the quarter ended June 30, 2008. However, considering that we have and will continue to evolve our business in a changing marketplace, we are continuing to implement changes in our ERP systems and will continue to make corresponding changes in our financial reporting processes, there can be no assurance that material weaknesses or significant deficiencies will not arise in the future.
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
     Although we are not currently late with respect to any annual or quarterly report, there can be no assurance that we will be able to file all such reports in the future in a timely manner. If we are unable to timely file these reports in the future, it may impede your access to important information about us. This could cause us to incur substantial expenses, including an increase in the interest rate under our Notes issued in February 2007. Further, in the case of a prolonged delay in filing, our common stock could be delisted from the Nasdaq Stock Market. Delisting could result in our common stock no longer being traded on any securities exchange or over-the-

counter market and could impact its liquidity and price. In addition, if we were delisted, we would be in default under the Notes, which would cause the Notes to become immediately due and payable.
If we are unable to maintain revenue levels for our deployment, or application middleware, products, our financial results may be harmed.
     We currently have a portion of our revenue attributable to our deployment products, which we also call our application middleware products. These products are mature products and we primarily rely on new sales to existing customers, maintenance agreements with existing customers, compliance purchases through customer audits and sales through existing independent software vendors and original equipment manufacturers’ partners to generate revenue. We have experienced weakness and fluctuations in revenue from these products in the past and believe they will continue to be subject to commoditization. Our deployment products are generally based on older standards and technologies, which are used in a decreasing number of industries, networks and applications. We devote little marketing resources to these products and primarily rely on the effectiveness of the sales force and compliance teams to work with customers and partners to generate sales. There have been many changes in the sales force over the past several quarters, especially in Europe where we have historically generated a significant amount of revenue from our deployment products. If we are unable to maintain effective sales programs for our deployment products, or if existing customers migrate away from our deployment products, our business, results of operations and financial condition could suffer.
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
We depend on technologies licensed to us by third-parties and the loss of or inability to maintain these licenses could prevent or delay sales or shipments of certain of our products. *
     We depend on licenses from third-party suppliers for some elements of our products. If any of our third-party licenses were terminated or were not renewed, or if these third-parties failed to notify us in a timely manner of any new or updated technology, we might not be able to ship such products as planned or provide support for such products, including upgrades. We would then have to seek an alternative to the third-party’s technology and, in some cases, an alternative may not exist. This could result in delays in releasing and/or shipping our products, increased costs by having to secure unfavorable royalty arrangements or reduced functionality of our products, which in turn could adversely affect our business, results of operations and financial condition.

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
     We believe our ALM and DPG products are critical to our customers and a defect or error in our products could result in a significant disruption to their businesses. Due to the nature of our complex solutions, there is also the risk that our current products will not prove scalable without substantial effort. If we are unable to develop products that are free of defects or errors or if our products are not able to scale across an enterprise or are perceived to be too complex to scale across an enterprise, our business, results of operations and financial condition could be harmed.
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
     In February 2007, we issued an aggregate principal amount of $200,000,000 in 2.75% Convertible Senior Notes (the “Notes”) due in 2012. The level of our indebtedness, among other things, could:
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
     If we experience a decline in revenue due to any of the factors described in this section entitled “Risk Factors,” or otherwise, we could have difficulty paying amounts due on our indebtedness. Although the Notes mature in 2012, the holders of the Notes may require us to repurchase their notes prior to maturity under certain circumstances, including specified fundamental changes such as the sale of a majority of the voting power of the Company. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of the Notes, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any other indebtedness that we may have outstanding at such time. Any default under our indebtedness could have a material adverse effect on our business, operating results and financial condition.
Conversion of the Notes will dilute the ownership interests of existing stockholders.
     The terms of the Notes permit the holders to convert the notes into shares of our common stock. The Notes are convertible into our common stock initially at a conversion price of $6.38 per share, which if all Notes outstanding as of June 30, 2008 were converted, would result in an aggregate of approximately 28.1 million shares of our common stock being issued upon conversion, subject to adjustment upon the occurrence of specified events, provided that the total number of shares of common stock issuable upon conversion, as may be adjusted for fundamental changes or otherwise, may not exceed approximately 35.1 million shares. The conversion of some or all of the Notes will dilute the ownership interest of our existing stockholders. Any sales in the public market of the common stock issuable upon conversion could adversely affect prevailing market prices of our common stock.
     Each $1,000 of principal of the Notes is initially convertible into 156.86 shares of our common stock, subject to adjustment upon the occurrence of specified events. However we may seek to obtain stockholder approval to settle conversions of the notes in cash and shares of common stock, which approval would require the vote of a majority of shares of our common stock at a stockholder meeting duly called and convened in accordance with our organizational documents, applicable law and the rules of the Nasdaq Stock Market.
     In addition, holders may convert their Notes prior to maturity if: (1) the price of our common stock reaches $8.29 during specific periods of time, (2) specified corporate transactions occur or (3) the trading price of the notes falls below a certain threshold. As a result, although the Notes mature in 2012, the holders may require us to convert the notes prior to maturity. As of the date this Annual Report on Form 10-K was filed with the Securities and Exchange Commission, none of the conditions allowing holders of the notes to convert had occurred.
Under the terms of the Notes, events that we do not control may trigger conversion rights that, if exercised, may have an adverse effect on our liquidity.
     Holders of the Notes due 2012 will have the right to require us to repurchase the notes upon the occurrence of a fundamental change of Borland, including some types of change of control transactions. We may not have sufficient funds to repurchase the notes in cash or to make the required repayment at such time or have the ability to arrange necessary financing on acceptable terms. In addition, upon conversion of the notes, if we have received approval from our stockholders to settle conversions of the notes in cash and shares of our common stock, we will be required to make cash payments to the holders of the notes equal to the lesser of the principal amount of the notes being converted and the conversion value of those notes. Such payments could be significant, and we may not have sufficient funds to make them at such time. Our failure to repurchase the notes or pay cash in respect of conversions when required would result in an event of default.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
SALES OF UNREGISTERED SECURITIES
     The shares shown as repurchased in the table below were surrendered by Borland employees in order to meet minimum tax withholding obligations in connection with the vesting of an installment of their restricted stock awards. Below is a summary of these transactions for the three months ended June 30, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
		Average	Shares (or Units)	Approximate Dollar Value) of
	Total Number	Price Paid	Purchased as Part of	Shares (or Units) that May Yet
	of Shares (or Units)	per share	Publicly Announced	Be Purchased Under the Plans
Period	Purchased	(or Unit)	Plans or Programs	or Programs (1)
Beginning dollar value available to be repurchased as of June 30, 2008				$59,332
April 1, 2008 - April 30, 2008 (2)	2,393	$1.56	—	—
May 1, 2008 - May 31, 2008 (2)	5,951	$1.52	—	—
June 1, 2008 - June 30, 2008 (2)	1,653	$1.23	—	—

Total shares repurchased	9,997	$1.48	—	$59,332

Ending dollar value available to be repurchased under the Discretionary Program as of June 30, 2008 (1)				$59,332

(1)	In September 2001, our Board of Directors authorized the use of up to $30 million to repurchase shares of our outstanding common stock under a discretionary stock repurchase program (“Discretionary Program”). In February 2004, our Board of Directors authorized an additional $30 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on February 4, 2004. In May 2005, our Board of Directors authorized an additional $75 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the SEC on May 20, 2005. No shares were repurchased through our Discretionary Program during the six months ended June 30, 2008.

(2)	Consists of shares of restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards.
ISSUER REPURCHASES OF CONVERTIBLE SENIOR NOTES
          In June 2008, following approval of the Company’s Board of Directors, the Company used $14.8 million of its available cash to repurchase $20.9 million of outstanding Notes through privately negotiated transactions or open market purchases. Below is a summary of these transactions.

			Total number of	Maximum number (or
		Average	shares (or units)	approximate dollar
		price paid	purchased as part of	value) of shares (or
	Total number of	per share	publicly announced	units) that may yet be
	shares (or units)	(or unit)	plans or programs	purchased under the
Period	purchased (a)	(b)	(c)	plans or programs (c)

April 1, 2008 - April 30, 2008	$—	$—	$—	$—
May 1, 2008 - May 31, 2008	—	—	—	—
June 1, 2008 - June 30, 2008	20,900,000	707.50	20,900,000	20,900,000

Total	$20,900,000	$707.50	$20,900,000	$20,900,000

(a)	Notes in the aggregate principal amount of $20,900,000 were repurchased by the Company.

(b)	The price the Company paid for the repurchase of the Notes was $707.50 per every $1,000 of Notes repurchased.

(c)	The Company used approximately $14.8 million of available cash to repurchase the Notes. The Board authorized the Company to use up to $15.0 million for the repurchase.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          We held our Annual Meeting of Stockholders on May 28, 2008 in the Boardroom at the location of the Company’s headquarters, 8303 N. MoPac Expressway, Austin, Texas. At the Annual Meeting, the following matters were submitted to, and approved by, our stockholders, as indicated by the voting results set forth below.
(1)	Provide authority to the Company’s Board of Directors to implement a reverse stock split between the range of 1:2 to 1:5.

Votes For	Votes Against	Abstentions
33,047,009	29,820,908	60,836
          There were no broker non-votes as to this proposal. Although the votes “For” the proposal outweighed the votes “Against” the proposal, the proposal did not pass because the total number of votes cast did not constitute a majority of the outstanding shares, which was required under our Bylaws.
(2)	The following individuals were elected to serve as directors on our Board of Directors:

Nominee:	Votes For	Votes Withheld
Tod Nielsen	59,277,487	3,651,266
John F. Olsen	59,077,084	3,851,669
Charles F. Kane	59,206,719	3,722,034
William K. Hooper	59,059,506	3,869,247
Bryan LeBlanc	59,245,281	3,683,472
T. Michael Nevens	59,068,373	3,860,380
Robert Tarkoff	59,237,575	3,691,178
     There were no broker non-votes as to this proposal.
(3)	Ratification of the selection of KPMG as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

Votes For	Votes Against	Abstentions
61,740,790	718,531	419,436
There were no broker non-votes as to this proposal.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
(a) Exhibits
Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

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
     A copy of any exhibit will be furnished (at a reasonable cost) to any stockholder of Borland upon receipt of a written request. Such request should be sent to Borland Software Corporation, 8303 N. MoPac Expressway, Suite A-300, Austin, TX 78759, Attention: Investor Relations.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of August 2008.

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