Form 10-Q
period 2008-09-30
BORLAND SOFTWARE CORP
filed 2008-11-07
CIK 853273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
001-10824
(Commission File Number)

Borland Software Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	94-2895440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
8310 NORTH CAPITAL OF TEXAS HIGHWAY, BUILDING 2, SUITE 100
AUSTIN, TEXAS 78731
(Address of Principal Executive Offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: (512) 340-2200
Former address: 8303 N. MO-PAC EXPRESSWAY, SUITE A-300, AUSTIN, TEXAS 78759
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of October 31, 2008, the most recent practicable date prior to the filing of this report, was 72,822,520.

BORLAND SOFTWARE CORPORATION FORM 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts, unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$103,823	$90,805
Short-term investments	62,952	68,061
Accounts receivable, net of allowances of $1,591 and $6,096, respectively	33,560	54,640
Prepaid expenses	7,347	9,207
Current assets of discontinued operations	773	—
Other current assets	3,267	5,104

Total current assets	211,722	227,817

Property and equipment, net	7,586	9,978
Goodwill	78,969	226,688
Intangible assets, net	26,777	31,658
Long-term investments	—	37,970
Non current assets of discontinued operations	3,734	—
Other non-current assets	4,621	9,886

Total assets	$333,409	$543,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,802	$7,622
Accrued expenses	17,494	30,900
Short-term restructuring	2,366	9,866
Income taxes payable	920	2,315
Deferred revenue	39,186	51,449
Current liabilities of discontinued operations	4,776	—
Other current liabilities	4,070	7,176

Total current liabilities	73,614	109,328

Convertible senior notes	159,300	200,000
Long-term restructuring	1,235	5,472
Long-term deferred revenue	1,254	1,715
Long-term liabilities of discontinued operations	3,432	—
Other long-term liabilities	22,871	22,944

Total liabilities	261,706	339,459

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized (2008: 94,361,749 issued and 72,824,783 outstanding shares; 2007: 94,134,952 issued and 72,975,972 outstanding shares)	728	730
Additional paid-in capital	670,961	666,910
Accumulated deficit	(468,678)	(333,010)
Accumulated other comprehensive income	9,101	10,317

	212,112	344,947
Treasury stock at cost, (2008: 21,536,966 and 2007: 21,158,980 shares)	(140,409)	(140,409)

Total stockholders’ equity	71,703	204,538

Total liabilities and stockholders’ equity	$333,409	$543,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
License and other revenues	$18,353	$31,633	$52,155	$80,363
Service revenues	25,959	28,817	80,083	86,838

Total revenues	44,312	60,450	132,238	167,201

Costs of revenues:
Cost of license and other revenues	973	764	2,288	2,415
Cost of service revenues	8,520	9,885	25,730	29,334
Amortization of acquired intangibles and other charges	2,100	2,107	6,301	6,345

Cost of revenues	11,593	12,756	34,319	38,094

Gross profit	32,719	47,694	97,919	129,107

Selling, general and administrative	25,038	37,534	85,031	117,848
Research and development	10,387	10,230	33,827	31,231
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges	101	1,588	1,832	4,100
Impairment of goodwill	106,927	—	106,927	—

Total operating expenses	142,453	49,352	227,617	153,179

Operating loss	(109,734)	(1,658)	(129,698)	(24,072)

Interest income	1,249	2,346	4,427	6,484
Interest expense	(1,462)	(1,497)	(4,956)	(3,961)
Gain on debt retirement	4,383	—	10,029	—
Other income (expense)	55	(338)	(286)	(920)

Loss from continuing operations before income taxes	(105,509)	(1,147)	(120,484)	(22,469)

Income tax provision	700	146	2,933	1,803

Loss from continuing operations	$(106,209)	$(1,293)	$(123,417)	$(24,272)

Discontinued operations:
Income (loss) from operation of discontinued operations (net of applicable taxes of $2, $160, $483, and $639)	$25	$1,506	$(10,096)	$4,425
Loss on disposal of discontinued operations (net of applicable tax of $263 and $1,218 for 3 and 9 months ended 2008)	(601)	—	(2,155)	—

Income (loss) from discontinued operations	$(576)	$1,506	$(12,251)	$4,425

Net income (loss)	$(106,785)	$213	$(135,668)	$(19,847)

Net income (loss) per share — basic and diluted:
Continuing operations	$(1.46)	$(0.02)	$(1.70)	$(0.33)
Discontinued operations	(0.01)	0.02	(0.16)	0.06

Total net income (loss) per share	$(1.47)	$0.00	$(1.86)	$(0.27)

Shares used in computing basic and diluted net income (loss) per share	72,733	72,371	72,799	72,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$(106,785)	$213	$(135,668)	$(19,847)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,597)	1,210	(679)	740
Fair market value adjustment for available-for-sale securities, net of tax	(429)	50	(538)	50

Comprehensive (income) loss	$(109,811)	$1,473	$(136,885)	$(19,057)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(135,668)	$(19,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,007	11,295
Stock-based compensation	3,784	4,784
Provision for accounts receivable allowances	(2,350)	2,187
Loss on sale of subsidiary	—	226
Loss on sale of CodeGear assets	937	—
Loss on disposal of assets	136	686
Gain on debt repurchase	(10,029)	—
Goodwill impairment	120,227	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	19,833	(6,940)
Prepaid expenses and other assets	3,446	(4,341)
Accounts payable and accrued expenses	(12,953)	(7,042)
Income taxes payable	(2,030)	3,184
Restructuring accruals	(8,845)	(7,046)
Deferred revenues	(6,270)	(8,935)
Other liabilities	415	7,617

Cash used in operating activities	(19,360)	(24,172)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,892)	(4,802)
Proceeds from sale of CodeGear assets	20,368	—
Acquisition of Simunication, net of cash acquired	(1,970)	—
Proceeds from sale of subsidiary	—	178
Purchase and sale of investments, net	42,651	(114,955)

Cash provided by (used in) investing activities	59,157	(119,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible senior notes, net	—	194,230
Repurchase of convertible senior notes, net	(29,786)	—
Proceeds from issuance of stock	290	964
Repurchase of common stock and others, net of related fees	(29)	(29,941)

Cash provided by (used in) financing activities	(29,525)	165,253

Effect of exchange rate changes on cash	2,746	(1,103)
Net change in cash and cash equivalents	13,018	20,399
Beginning cash and cash equivalents	90,805	55,317

Ending cash and cash equivalents	$103,823	$75,716

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
Basis of Presentation
     The accompanying condensed consolidated financial statements at September 30, 2008 and December 31, 2007, and for the three and nine months ended September 30, 2008 and 2007, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position at September 30, 2008 and its results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007.
     The results of operations for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending December 31, 2008.
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
Reclassification and Correction of Previously Issued Financial Statements
     As previously disclosed in our Form 10-Q for the quarter ended June 30, 2008, certain prior year amounts were reclassified to conform to the current year presentation, including reclassifications related to discontinued operations of the Company’s CodeGear division, which was sold on June 30, 2008.
     During the quarter ended June 30, 2008 and as reported in the Company’s Form 10-Q for such period, management identified certain accounting errors related to the December 31, 2007 financial statements. Although these adjustments together with other adjustments recorded in the first quarter of 2008 related to the 2007 year are not considered material to the loss from continuing operations for the year ended December 31, 2007 and net loss for the year ended December 31, 2007, when aggregated, as assessed during the quarter ended June 30, 2008, these amounts were expected to be material to the full year loss from continuing operations for the year ending December 31, 2008. As a result the Company will revise its statement of operations for the year ended December 31, to reflect these amounts in the 2007 financial statements, as they will appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company estimates the adjustments will decrease the previously reported net loss for 2007 by approximately $2.5 million. The adjustments are included in the prior year Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows presented in this Form 10-Q and the Company’s Form 10-Q for the quarter-ended June 30, 2008. The accounting errors relate primarily to a failure to reverse a deferred rent liability for the Company’s Cupertino, California facility in the fourth quarter of 2007 when the Company ceased using the facility and recorded a liability, net of sublease income, for the associated terminated lease and an over-accrual of commission expenses.

     The impact of the CodeGear discontinued operation and the correction of the errors on the previously issued financial statements for the three and nine months ended September 30, 2007 are presented below (in thousands). The errors for the three months ended September 30, 2007 relate to an adjustment of $407,000 related to cost of service revenue and $(120,000) for commissions expense. The errors for the nine months ended September 30, 2007 relate to an adjustment of $(120,000) for commissions expense.

	September 30, 2007
	Three Months Ended					Nine Months Ended
		Adjustment	As Adjusted				Adjustment	As Adjusted
		for	for				for	for
	As	Discontinued	Discontinued	Adjustment			Discontinued	Discontinued	Adjustment
	Reported	Operations	Operations	for Errors	As Restated	As Reported	Operations	Operations	for Errors	As Restated
Statement of Operations:
Cost of service revenues	$9,955	$(477)	$9,478	$407	$9,885	$31,525	$(2,191)	$29,334	$—	$29,334
Gross profit	59,274	(11,173)	48,101	(407)	47,694	164,762	(35,655)	129,107	—	129,107
Selling, general and administrative	43,387	(5,733)	37,654	(120)	37,534	135,815	(17,847)	117,968	(120)	117,848

Loss from continuing operations	—	(1,006)	(1,006)	(287)	(1,293)	—	(24,392)	(24,392)	120	(24,272)
Net income (loss)	$500	$—	$500	$(287)	$213	$(19,967)	$—	$(19,967)	$120	$(19,847)

Net loss per share — basic and diluted Continuing operations	$—	$—	$(0.01)	$—	$(0.02)	$—	$(0.33)	$(0.33)	$—	$(0.33)
Discontinued operations	$—	$—	$0.02	$—	$0.02	$—	$0.06	$0.06	$—	$0.06
Total net loss per share	$0.01	$—	$0.01	$—	$—	$(0.27)	$—	$(0.27)	$—	$(0.27)

     The impact of the errors on the previously issued financial statements for and the three and twelve month periods ended December 31, 2007 are included below. The Company will reflect the reclassification for the CodeGear discontinued operation for these periods in the December 31, 2008 Form 10-K, when filed with the SEC. The errors for the three months ended December 31, 2007 relate to adjustments of $(1.4) million, $(586,000), $(398,000), and $20,000 for restructuring, commission expense, non-income taxes, and depreciation expenses, respectively. The errors for the twelve months ended December 31, 2007 relate to adjustments of $(1.4) million, $(706,000), $(398,000), and $20,000 for restructuring, commission expense, non-income taxes, and depreciation expenses, respectively (in thousands).

	December 31, 2007
	Three Months Ended			Twelve Months Ended
	As Previously			As Previously
	Reported			Reported
	(excluding			(excluding
	Discontinued	Adjustment for		Discontinued	Adjustment
	Operations)	Errors	As Restated	Operations)	for Errors	As Restated
Statement of Operations:
Cost of service revenues	$—	$—	$—	$—	$—	$—
Gross profit	—	—	—	—	—	—
Selling, general and administrative	40,391	(886)	39,505	176,206	(1,006)	175,200
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges	9,259	(1,384)	7,875	13,934	(1,384)	12,550
Interest expense	(1,489)	78	(1,411)	(5,449)	78	(5,371)
Net loss	$(41,706)	$2,348	$(39,358)	$(61,673)	$2,468	$(59,205)
Net loss per share — basic and diluted	$(0.57)	$0.03	$(0.54)	$(0.85)	$0.04	$(0.81)
     There was no net impact to cash flows from operating, investing, or financing activities as a result of these corrections. These errors only impacted net loss and the reconciliation from net loss to cash flows from operating activities. The impact of the errors on the audited consolidated balance sheet as of December 31, 2007 is presented below (in thousands).

	As of December 31, 2007
	As Previously	Adjustment for
	Reported	Errors	As Restated
Balance sheet:
Property and equipment, net	$9,998	$(20)	$9,978
Total assets	$544,017	$(20)	$543,997
Accrued expenses	$31,606	$(706)	$30,900
Other current liabilities	7,574	(398)	7,176
Long-term restructuring	5,823	(351)	5,472
Other long-term liabilities	23,977	(1,033)	22,944
Total liabilities	$341,947	$(2,488)	$339,459
Accumulated deficit	$(335,478)	$2,468	$(333,010)
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

Stock-Based Compensation Expense
     Total stock-based compensation expense associated with the Company’s employee stock-based compensation plans under SFAS 123R for the three and nine months ended September 30, 2008 and 2007, is presented in the table below (in thousands). The information excludes stock-based compensation expense related to the CodeGear division for all periods presented, consistent with the presentation of discontinued operations in the unaudited Condensed Consolidated Statements of Operations (see Note 6).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of sales	$16	$42	$52	$128
Research and development	293	354	931	980
Selling, general and administrative	717	1,456	2,744	3,495

Stock-based compensation expense	$1,026	$1,852	$3,727	$4,603

Stock Options
     Stock option activity during the nine months ended September 30, 2008, was as follows (in thousands):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining
	Subject to	Exercise	Contractual	Aggregate
	Stock Options	Price	Term (Years)	Intrinsic Value
Outstanding at December 31, 2007	12,610	$7.38
Granted	2,547	1.47
Exercised	—	—
Forfeited/expired	(4,376)	7.83

Outstanding at September 30, 2008	10,781	$5.80	7.63	$245,355

Vested and expected to vest at September 30, 2008	8,750	$6.21	7.38	$167,340

Exercisable at September 30, 2008	5,279	$7.93	6.37	$—

     As of June 30, 2008, there were approximately one million shares subject to outstanding stock options related to employees of the CodeGear division who were terminated in connection with the sale of assets on June 30, 2008. These stock options were exercisable for a period of 90 days following the employees’ termination date of June 30, 2008, as stipulated in the respective stock option agreements. As such, no outstanding stock options for the terminated employees remain as of September 30, 2008. During the third quarter of 2008, no options were exercised by the terminated employees.
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2008 and the exercise price, multiplied by the number of in-the-money options on such date) that option holders would have received had all option holders exercised their options on September 30, 2008.
     The weighted-average grant date fair value of stock options issued during the three and nine months ended September 30, 2008 was $0.73 and $0.73, respectively. The weighted-average grant date fair value of stock options issued during the three and nine months ended September 30, 2007 was $2.21 and $2.50, respectively.
     As of September 30, 2008, the Company expects to recognize $6.8 million of total unrecognized compensation cost related to stock options over a weighted-average period of approximately 2.7 years.

     The Company estimates the fair value of share-based payment awards granted using the Black-Scholes option pricing model at the date of grant. The weighted-average assumptions used for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected life	5.14 years	5.10 years	5.14 years	4.89 years
Risk-free interest rate	2.98%	4.25%	3.26%	4.79%
Volatility	53.6%	40.3%	53.1%	41.8%
Dividend yield	0%	0%	0%	0%
Restricted Stock
     Unvested restricted stock awards as of December 31, 2007, and changes during the nine months ended September 30, 2008, were as follows:

		Weighted
	Number	Average
	of Shares	Grant Date
	Outstanding	Fair
	(In Thousands)	Value
Balance at December 31, 2007	255	$6.14
Vested	(164)	5.93
Forfeited	(10)	9.08

Balance at September 30, 2008	81	$6.19

     The Company recognized stock-based compensation expense of $145,000 and $660,000 for the three and nine months ended September 30, 2008 related to restricted stock awards. As of September 30, 2008, there was $119,000 in unrecognized stock-based compensation expense related to unvested restricted stock awards. The Company expects to recognize that cost over a weighted-average period of approximately 1 year.
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
     The ESPP is deemed to be compensatory, and therefore, ESPP expenses have been included in our unaudited Condensed Consolidated Statements of Operations. The Company recognized an expense of $61,000 and $124,000 for the three and nine months ended September 30, 2008, respectively, which are included in total recognized stock based compensation expense.

NOTE 3. NET LOSS PER SHARE
     Under the provisions of SFAS No. 128, “Earnings per Share” (“SFAS 128”), the Company computes basic net loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted-average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares, which consist of incremental shares issuable upon exercise of stock options and unvested restricted stock, are included in the earnings per share computation in periods in which net income is reported, to the extent such shares are dilutive. Diluted net loss per share is the same as basic net loss per share for three and nine months ended September 30, 2008 and 2007, due to our net losses from continuing operations in those periods.
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerators:
Loss from continuing operations	$(106,209)	$(1,293)	$(123,417)	$(24,272)
Income (loss) from discontinued operations	(576)	1,506	(12,251)	4,425

Net loss	$(106,785)	$213	$(135,668)	$(19,847)

Denominators:
Weighted-average shares outstanding, excluding unvested restricted stock	72,733	72,371	72,799	72,989
Effect of dilutive securities:
Employee stock options, restricted stock awards and ESPP shares	—	—	—	—

Denominator for diluted net income (loss) per share — weighted-average shares and assumed conversions	72,733	72,371	72,799	72,989

Net income (loss) per share attributable to common shareholders:
Continuing operations	$(1.46)	$(0.02)	$(1.70)	$(0.33)
Discontinued operations	(0.01)	0.02	(0.16)	0.06

Total net income (loss) per share — basic and diluted	$(1.47)	$0.00	$(1.86)	$(0.27)
     The diluted net loss per share computation for the three months ended September 30, 2008 and 2007 excludes options to purchase 11.9 and 13.4 million weighted average shares of common stock, respectively, and 95,000 and 422,000 unvested weighted average restricted common shares, respectively, due to our net loss from continuing operations in this period. The diluted net loss per share computation for the nine months ended September 30, 2008 and 2007, excludes options to purchase 12.0 million and 13.4 million weighted average shares of common stock, respectively, and 148,000 and 541,000 unvested weighted average restricted common shares, respectively, due to our net loss from continuing operations in these periods. In addition, the dilutive net loss per share computation for the three and nine months ended September 30, 2008, excluded the dilutive impact of 27.6 million and 27.9 million shares, respectively, of shares issuable upon conversion of our Notes (described in Note 4 below), calculated using the “if converted method”, due to our net loss from continuing operations in those periods. In addition, the dilutive net loss per share calculation for the three and nine months ended September 30, 2007, excludes the dilutive effect of 34.3 million shares from the dilutive net loss per share computation, related to shares issuable upon conversion of the Notes, calculated using the “if converted method”, due to our net loss from continuing operations in the period. See Note 4 of the unaudited Condensed Consolidated Financial Statements for information on the Convertible Senior Notes.

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
     During the three months ended June 30, 2008, following authorization by the Company’s Board of Directors, the Company redeemed $20.9 million of the outstanding Notes for consideration of $15.0 million in cash, comprised of $0.2 million in accrued interest and $14.8 million in principal. The redeemed Notes were retired and are no longer outstanding. The Company recognized a $5.6 million gain, net of $0.5 million of expense related to debt issuance costs written off in proportion to the amount of Notes that were repurchased, for the three months ended June 30, 2008 resulting from favorable prevailing market rates.
     During the three months ended September 30, 2008, following authorization by the Company’s Board of Directors, the Company redeemed $19.8 million of the outstanding Notes for consideration of $15.0 million in cash, comprised of $20,000 in accrued interest and $15.0 million in principal. The redeemed Notes were retired and are no longer outstanding. The Company recognized a $4.4 million gain, net of $0.4 million of expense related to debt issuance costs written off in proportion to the amount of Notes that were repurchased, for the three months ended September 30, 2008 resulting from favorable prevailing market rates.
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
     Each $1,000 of principal of the Notes will initially be convertible into 156.8627 shares of the Company’s common stock, which is the equivalent of $6.38 per share and, based on the Notes outstanding as of September 30, 2008, would result in the issuance of an aggregate of approximately 25.0 million shares. The number of shares issuable upon conversion is subject to adjustment under the following circumstances: (1) during any fiscal quarter beginning after March 31, 2007, if the last reported sale price of the Company’s common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediate preceding fiscal quarter is greater or equal to 130% of the applicable conversion price on the last day of such preceding fiscal quarter; (2) during the five business day period after any ten consecutive trading day period in which the trading price per Note for each day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for such day; and (3) upon the occurrence of specified corporate transactions.
     The Company evaluated the embedded conversion feature in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and concluded that the embedded conversion feature contained within the agreement should not be accounted for separately because the conversion feature is indexed to the Company’s common stock and is classified as stockholders’ equity. Additionally, the Company evaluated the terms of the Notes for a beneficial conversion feature in accordance with Financial Accounting Standard Board (“FASB”) Emerging Issue Task Force (“EITF”) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”, and concluded that there was no beneficial conversion feature at the commitment date based on the conversion rate of the Notes relative to the commitment date stock price.

     Based on SFAS 128 and EITF No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share”, the dilutive effect of the common shares issuable upon conversion of the Notes would normally be reflected in the diluted earnings per share calculation. However, due to the net share settlement feature, the Notes do not qualify as an Instrument C under EITF No. 90-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Therefore, the Company uses the “if-converted” method for calculating diluted earnings per share. Using the “if-converted” method, the shares issuable upon conversion of the Notes were anti-dilutive for the three and nine months ended September 30, 2008 and 2007. Accordingly, the impact has been excluded from the computation of diluted earnings per share as discussed in further detail in Note 3.
     In May 2008, the FASB issued FSP APB 14-1, “Accounting For Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1) which impacts the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 will impact the accounting associated with our $159.3 million outstanding Notes. This FSP will require the Company to recognize additional non-cash interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it requires recognizing interest expense in prior periods pursuant to the retrospective accounting treatment. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company is evaluating the impact on its consolidated financial statements of applying the provisions of FSP APB 14-1.
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
NOTE 5. INVESTMENTS IN MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
     The following table summarizes our investments in available-for-sale debt securities as of September 30, 2008 (in thousands):

	September 30, 2008
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Costs	Gains	Loss	Value
Corporate debt securities	$29,152	$—	$(522)	$28,630
U.S. government debt securities	34,296	—	(92)	34,204
Equity instruments	111	—	—	111
Asset-backed securities	7	—	—	7

	$63,566	$—	$(614)	$62,952

     Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	September 30, 2008
	Amortized	Estimated Fair
Due in	Costs	Value
Less than one year	$63,566	$62,952
1 thru 5 years	—	—
After 5 years	—	—

Total	$63,566	$62,952

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
     The following table provides the fair value measurements of applicable assets by level within the fair value hierarchy as of September 30, 2008 (in thousands):

		Fair Value Measurement at Reporting Date using
		Quoted Prices in
	Estimated Fair	Active Markets	Significant Other	Significant
	Value at	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market funds	$55,394	$55,394	$—	$—
Corporate debt securities	28,630	—	28,630	—
U.S. government debt securities	34,204	—	34,204	—
Equity instruments	111	111	—	—
Asset-backed securities	7	—	7	—

	$118,346	$55,505	$62,841	$—

NOTE 6. DISPOSITIONS AND ACQUISITIONS
     Dispositions
     The Company accounts for its discontinued operations under the provisions of SFAS 144. Accordingly, it classifies results of operations and the related charges for discontinued operations as “income (loss) from operations of discontinued operations, net of applicable taxes” in the accompanying unaudited Condensed Consolidated Statements of Operations. For comparative purposes, the Company restated all prior periods presented to reflect the reclassifications on a consistent basis.
     On June 30, 2008, the Company completed the sale of substantially all of the assets (excluding accounts receivable), operations and certain liabilities of its IDE tools business to Embarcadero for $20.4 million in cash, net of closing adjustments. The assets and operations were previously included in the Company’s CodeGear division. Pursuant to the Purchase Agreement, the Company also entered into several ancillary agreements, including (i) a patent assignment agreement, assigning 34 patents which pertain solely or substantially to the CodeGear business; (ii) a patent license agreement, providing for a non-exclusive license to the Company’s patents that were not assigned, which license was restricted to a certain field of use; (iii) a technology cross-license agreement, which provides for licenses to and from Embarcadero and the Company for software and tools used in both the CodeGear and the Company’s retained business; (iv) a services agreement which obligates Embarcadero to provide software license management application services to the Company following the closing; (v) the sublease of the Company’s facilities previously used in the CodeGear business; and (vi) a transition services agreement to provide services to Embarcadero to assist with the transition of the CodeGear business. Pursuant to the terms of the Purchase Agreement, the purchase price is subject to further adjustments related to final accounts receivable and net working capital amounts, which we expect to finalize during the fourth quarter of 2008.
     Discontinued operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net Sales	$442	$12,510	$23,472	$40,125

Income (loss) from operation of discontinued operations (net of applicable taxes of $2, $160, $483, and $639)	25	1,506	(10,096)	4,425
Loss on disposal of discontinued operations (net of applicable tax of $263 and $1,218 for 3 and 9 months ended 2008)	(601)	—	(2,155)	—

Income (loss) from discontinued operations	$(576)	$1,506	$(12,251)	$4,425

     The following table sets forth the assets and liabilities of the CodeGear discontinued operations included in the Condensed Consolidated Balance Sheet of the Company (in thousands):

September 30,
2008
Accounts receivable, net of allowances of $529	$251
Other current assets	522

Current assets of discontinued operations	773

Deposits due to Borland from lessor	3,734

Non-current assets of discontinued operations	3,734

Accrued restructuring	4,162
Income taxes payable	263
Other current liabilities	351

Current liabilities of discontinued operations	4,776

Accrued restructuring	2,080
Deposits due to subtenant from Borland	1,352

Long-term liabilities of discontinued operations	$3,432

     Deposits on leased facilities and accrued restructuring are related to a subleased facility that was previously used in the CodeGear business. The lease will terminate on March 31, 2010.
     Acquisitions
     The Company accounts for acquisitions in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The results of operations attributable to acquisitions are included in the unaudited Condensed Consolidated Financial Statements from the date of acquisition.
     On January 2, 2008, the Company executed a Share Purchase Agreement to purchase all of the outstanding shares of Simunication, Inc. (“Simunication”) for approximately $2.4 million, including $450,000 million of assumed liabilities. Simunication was a

Canadian-based provider of leading edge software simulation technology for global organizations that develop software for external or internal use. The Company funded this acquisition with available cash. Pro forma financial information has not been provided as the acquisition did not have a material impact on the Company’s results of operations.
     The purchase price of the transaction was allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, including identifiable intangible assets, with the remaining amount being recorded as goodwill. The estimated fair value of the net assets acquired was approximately $2.0 million, of which approximately $1.8 million was allocated to acquired developed technology. The acquired developed technology is being amortized over seven years.
     On April 19, 2006, the Company completed the acquisition of Segue Software, Inc. (“Segue”), pursuant to an Agreement and Plan of Merger, dated as of February 7, 2006. The purchase price was approximately $115.9 million and consisted of fixed consideration of $105.4 million in cash used to purchase all of Segue’s outstanding common shares, $8.1 million in cash paid to eligible Segue employees who held vested common stock options on the closing date of the acquisition and $2.5 million of direct acquisition-related costs. The purchase price of the transaction was allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the date of acquisition, including identifiable intangible assets, with the remaining amount being classified as goodwill. Additionally, the Company expects to pay contingent consideration through 2009 of up to a maximum of $1.3 million to eligible former Segue employees who held unvested common stock options on the closing date of the acquisition and were retained as the Company’s employees. The contingent consideration is based upon continued employment with the Company and is paid in accordance with the vesting schedules of the original Segue stock option agreements. This contingent consideration is recognized as compensation expense in the periods when it is earned and paid. To date, the Company has made a total payment of $640,000; of which $72,000 was paid during the nine months ended September 30, 2008.
NOTE 7. GOODWILL AND INTANGIBLE ASSETS
     Changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance as of December 31, 2007	$226,688
Impairment of Enterprise goodwill	(106,927)
Acquisition of Simunication	889
Other adjustments	(850)
Discontinued operation
Impairment of goodwill	(13,300)
Sale of CodeGear	(27,531)

Balance as of September 30, 2008	$78,969

     The Company performs its annual goodwill testing in the third quarter of each year, absent any other triggering events during other quarters, as required by Statement of Financial Accounting Standards No. 142 (“SFAS 142”).  Prior to the sale of the CodeGear assets on June 30, 2008, the Company performed goodwill impairment testing on two reporting units: Enterprise and CodeGear.  Since the CodeGear assets have been sold, the Company now performs goodwill impairment testing on its single reporting unit, Enterprise.
     In the third quarter of 2008, the Company performed its annual goodwill impairment testing on its single reporting unit.  The Company used the two part test required by SFAS 142.  First, to identify potential impairment, the Company compared the fair value of the reporting unit to its carrying value, including goodwill.   The Company used a combination of both income and market based approaches in order to determine fair value. The income approach utilized projected future cash flows of the Company while the market approach was based on the Company’s market capitalization. This analysis resulted in a conclusion that goodwill was impaired, which required the Company to proceed with the second step of testing.
     In the second step of testing, the amount of the goodwill impairment was determined by using an estimate of what the purchase consideration for the Company might be in a theoretical sale of the Company.  The Company used income and market based approaches in this step, which involved a discounted cash flow analysis and a valuation analysis of intangible and tangible assets.   These analyses also require management to make assumptions and estimates and review relevant industry and market data.  As a result of the testing, the Company recorded a non-cash goodwill impairment charge in the amount of $106.9 million as of September 30, 2008.
     Prior to the annual goodwill impairment testing as of September 30, 2008, the Company also considered whether to test goodwill in the first and second quarters of 2008.  The Company evaluated the recoverability of goodwill related to the CodeGear division during the three months ended March 31, 2008 in anticipation of the sale of its CodeGear assets on June 30, 2008. The Company recorded an impairment charge of $13.3 million during the three months ended March 31, 2008 based upon the expected selling price of the business and the recorded values of the associated net assets at that time. The remaining $27.5 million of CodeGear’s goodwill balance was eliminated in connection with the disposition of the CodeGear division during the three months ended June 30, 2008. See additional discussion related to the CodeGear Asset Sale in Note 6.
     Impairment testing involves various estimates and assumptions, which could vary, and an analysis of relevant market data and market capitalization.  The Company’s stock price has declined over the past year and macroeconomic conditions have also declined.  If industry and economic conditions continue to deteriorate, the Company may be required to assess goodwill impairment before the third quarter of 2009, which could result in additional impairment charges.
     The following table summarizes intangible assets at September 30, 2008 and December 31, 2007 (in thousands):

		As of September 30, 2008			As of December 31, 2007
		Gross			Gross
	Range of	Carrying	Accumulated	Net	Carrying	Accumulated	Net
Category	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired Developed Technology	3 - 7 years	$48,132	$34,453	$13,679	$46,330	$30,187	$16,143
Maintenance Agreements	7 years	11,300	3,946	7,354	11,300	2,735	8,565
Tradenames and Trademarks	4 years	1,100	711	389	1,100	499	601
Customer Relationships	7 years	9,075	3,739	5,336	9,075	2,726	6,349
Other	1 - 3 years	425	406	19	400	400	—

Total		$70,032	$43,255	$26,777	$68,205	$36,547	$31,658

     Intangible assets are all amortizable. During the three and nine months ended September 30, 2008 and 2007, the Company recorded total amortization expense of $2.2 million and $6.7 million, respectively, of which $2.1 million and $6.3 million was recorded to cost of revenues. Based on the current amount of intangible assets subject to amortization, estimated future amortization expense related to intangible assets at September 30, 2008, is as follows (in thousands):

Future
Amortization
2008 (3 months)	$2,020
2009	8,079
2010	7,807
2011	4,580
2012	2,946
Thereafter	1,345

Total	$26,777

NOTE 8. RESTRUCTURING AND OTHER CHARGES
     The Company accounts for its restructuring activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS No. 112, “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statement No. 5 and 43,” and SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” as applicable.
2006 Restructuring Plan
     Starting in the second quarter of 2006, the Company initiated a restructuring plan in connection with the acquisition of Segue and in response to economic conditions in the software industry (see Note 6). Restructuring initiatives are ongoing and include the restructuring of the Company’s operations to eliminate certain duplicative activities, the focus of resources on future growth opportunities and the reduction of the Company’s cost structure. In connection with the 2006 restructuring plan, the Company has recognized costs related to termination benefits for employee positions that have been eliminated and for the closure of duplicative facilities. During the three months ended June 30, 2008, the Company reclassified $5.3 million of restructured facilities accruals to discontinued operations in connection with the CodeGear Asset Sale (see Note 6).

2007 Restructuring Plans
     Quarter 4 Plan. In December 2007, the Company announced a worldwide reduction in workforce in response to changing market conditions and as a part of its efforts to reduce costs. The worldwide reduction in workforce involved approximately 90 employees, or approximately eight percent of total headcount prior to the reduction, and the closing of facilities in approximately six locations. The workforce reduction and facility actions were primarily in the United States and Europe, and to a lesser degree in other international locations. During the three months ended September 30, 2008, the Company paid $564,000 in rent and other fees for its restructured facilities and $238,000 in severance to terminated employees. In addition, the Company recorded a net benefit of $290,000 related its restructured facility, which includes $420,000 in expense reversal offset by an additional $130,000 in expense. The $420,000 expense reversal is related to the Company’s re-occupancy of a portion of a previously restructured facility. The Company re-occupied this facility because it was released from another facility lease contract earlier than the original contract termination date. The $130,000 additional expense is due to unfavorable changes in market conditions impacting the Company’s ability to sublease a restructured facility.
     Quarter 2 Plan. In April of 2007, the Company announced the relocation of its corporate headquarters from Cupertino, California to Austin, Texas. The relocation involved restructuring actions with respect to personnel and the consolidation of facilities. Approximately 70 employees, or approximately six percent of the full-time staff, prior to the relocation, were terminated.
     The following table summarizes the Company’s restructuring activity for the three and nine months ended September 30, 2008 related to the 2006 and 2007 restructuring plans (in thousands):

	FY 2007 Restructuring			FY 2006 Restructuring
	Quarter 4 Plan		Quarter 2 Plan
	Severance,		Severance,	Severance,
	Benefits and Other	Facilities (1)	Benefits and Other	Benefits and Other	Facilities (1)	Total
Accrual at December 31, 2007	$3,737	$4,800	$328	$179	$6,294	$15,338
Additional accruals	1,492	104	21	37	84	1,738
Cash paid	(2,191)	(728)	(213)	(216)	(935)	(4,283)
Reversal of previous restructuring	—	—	(94)	—	—	(94)

Accrual at March 31, 2008	$3,038	$4,176	$42	$—	$5,443	$12,699

Additional accruals	62	363	44	—	78	547
Reclassification of other liabilities	—	701	—	—	—	701
Reclassification to discontinued operations	(473)	—	—	—	(5,340)	(5,813)
Cash paid	(873)	(1,863)	(59)	—	(120)	(2,915)
Reversal of previous restructuring	(524)	54	(27)	—	(17)	(514)

Accrual at June 30, 2008	$1,230	$3,431	$—	$—	$44	$4,705

Additional accruals	44	130	139	—	29	342
Reclassification of other liabilities	—	61	—	—		61
Cash paid	(238)	(564)	(139)	—	(44)	(985)
Reversal of previous restructuring	(87)	(420)	—	—	(15)	(522)

Accrual at September 30, 2008	$949	$2,638	$—	$—	$14	$3,601

(1)	Facilities accruals represent the net present value of the Company’s remaining lease payments less anticipated sublease rental income plus lease incentives for prospective tenants and other costs. The Company utilizes qualified third party consultants to evaluate current market conditions and determine future estimates which serve as the basis for managements’ assumptions.
NOTE 9. INCOME TAXES
     For the three months ended September 30, 2008 and 2007, the Company recorded income tax expense of $700,000 and $146,000, respectively, related to continuing operations. For the nine months ended September 30, 2008 and 2007, the Company recorded income tax expense of $2.9 million and $1.8 million, respectively, related to continuing operations. The non-U.S. income tax provision is based on the Company’s estimated annualized foreign effective tax rate plus foreign income withholding taxes incurred. The U.S. tax is based on the Company’s actual results for the quarter.
     The effective tax rates for the three and nine months ended September 30, 2008 and 2007, differ from applying the U.S. federal statutory tax rate to the pre-tax loss principally because the Company does not currently benefit from the operating losses incurred in the U.S. and the fact that the Company incurs withholding and income taxes in a number of foreign jurisdictions. The Company also provides U.S. taxes on the un-remitted earnings of certain of its foreign subsidiaries.

     At September 30, 2008, gross unrecognized tax benefits of between $1.5 and $1.7 million relate to tax positions and interest for which it is reasonably possible that audits will be closed or the statute of limitations will expire in various foreign jurisdictions within the next twelve months.
NOTE 10. REPURCHASES OF STOCK AND EQUITY SECURITIES
     There were no stock repurchases during the three and nine months ended September 30, 2008, other than cancellation of restricted stock related to employee terminations and repurchases of shares of restricted stock surrendered by the Company’s employees in order to meet tax withholding obligations in connection with the vesting of installments of their restricted stock awards.
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
Repurchase of Notes
     On June 4, 2008, the Company’s Board of Directors authorized the Company to use up to $15.0 million of its available cash to repurchase a portion of its outstanding Notes in open market or privately negotiated transactions. During the three months ended June 30, 2008, the Company used approximately $15.0 million of its available cash to repurchase $20.9 million principal amount of outstanding Notes. On August 21, 2008, the Company’s Board of Directors authorized the Company to use up to an additional $15.0 million of its available cash to repurchase a portion of its outstanding Notes in open market or privately negotiated transactions. During the three months ended September 30, 2008, the Company repurchased additional $19.8 million principal amount of the outstanding notes. Following the repurchase, our outstanding Note balance is $159.3 million.
     On August 21, 2008, the Company’s Board of Directors authorized the Company to use up to an additional $15.0 million of its available cash to repurchase a portion of its outstanding Notes in open market or privately negotiated transactions. During the three months ended September 30, 2008, the Company repurchased additional $19.8 million principal amount of the outstanding notes. Following the repurchase, our outstanding Note balance is $159.3 million.
NOTE 11. COMMITMENTS AND CONTINGENCIES
Indemnification Obligations and Guarantees
     The following is a summary of the agreements the Company has determined are within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Company has no liabilities recorded for these agreements as of September 30, 2008, except as described below.
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
Leases and Long Term Debt Obligations
     The Company leases its offices and operating facilities and certain furniture and equipment under various operating leases. At September 30, 2008, future minimum lease payments and contractual sublease rental income under non-cancelable leases and principal and interest payments on the Notes (see Note 4) were as follows (in thousands):

	Payment due by period
	2008					2013 and
	(3 months)	2009	2010	2011	2012	thereafter	Total
Operating leases	$1,810	$6,504	$5,543	$4,460	$3,872	$13,866	$36,055
Restructured operating leases	1,553	6,336	2,618	1,392	1,430	975	14,304
Convertible senior notes	—	—	—	—	159,300	—	159,300
Interest payments (a)	—	4,381	4,381	4,381	2,190	—	15,333

Gross commitments	3,363	17,221	12,542	10,233	166,792	14,841	224,992
Sublease rental income	(394)	(1,470)	(374)	—	—	—	(2,238)

Net commitments	$2,969	$15,751	$12,168	$10,233	$166,792	$14,841	$222,754

(a)	The interest payments in the above table were based on a fixed rate of 2.75%.
     The operating leases expire at various times through 2021. Rent expense, net, for all operating leases was $1.2 million and $3.8 million for the three and nine months ended September 30, 2008, respectively. Rent expense, net, for all operating leases was $1.0 million and $5.0 million for the three and nine months ended September 30, 2007, respectively.

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
     On June 30, 2008, the Company completed the sale of all of the assets (excluding accounts receivable), operations and certain liabilities of its CodeGear division (see Note 6). In accordance with SFAS 144, the financial results of the Company’s CodeGear division have been reclassified as discontinued operations in its unaudited Condensed Consolidated Statements of Operations for all periods presented. Following the disposition, the Company operates under one reportable segment.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Total revenues from unaffiliated customers:
Americas	$27,137	$28,567	$76,366	$91,747
Europe, Middle East and Africa	12,292	26,501	35,047	57,684
Asia Pacific	4,883	5,382	20,825	17,770

Total revenues	44,312	60,450	132,238	167,201

License and other revenues	$18,353	$31,633	$52,155	$80,363
Technical support	20,189	21,892	62,169	65,123
Consulting and education services	5,770	6,925	17,914	21,715

Total revenues	44,312	60,450	132,238	167,201

Operating income (loss):
Americas	$(110,316)	$(10,964)	$(128,161)	$(34,920)
EMEA	760	9,417	(6,714)	9,509
Asia Pacific	(178)	(111)	5,177	1,339

Operating loss	(109,734)	(1,658)	(129,698)	(24,072)

Interest and other income, net	4,225	511	9,214	1,603

Loss from continuing operations before income taxes	$(105,509)	$(1,147)	$(120,484)	$(22,469)

	September 30, 2008	December 31, 2007
	(in thousands)
Long-lived assets:
Americas	$8,855	$53,541
EMEA	1,856	2,621
Asia Pacific	1,176	1,672
Long-lived assets of discontinued operations	3,734	—

Long-lived assets:	15,621	57,834
Other non-current assets	106,066	258,346

Non-current assets	$121,687	$316,180

Identifiable assets:
Americas	$131,068	$344,907
EMEA	23,383	31,691
Asia Pacific	7,676	8,533
Assets of discontinued operations	4,507	—

Identifiable assets:	166,634	385,131
General corporate assets (cash, cash equivalents and short-term investments)	166,775	158,866

Total assets	$333,409	$543,997

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS
     In May 2008, the FASB issued FSP APB 14-1, “Accounting For Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1) which impacts the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 will impact the accounting associated with our $159.3 million outstanding Notes. This FSP will require the Company to recognize additional non-cash interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it requires recognizing interest expense in prior periods pursuant to the retrospective accounting treatment. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company is evaluating the impact on its consolidated financial statements of applying the provisions of FSP APB 14-1.
     In June 2008, FASB ratified EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”).  Per EITF No. 08-4, conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, shall be effective for us beginning after January 1, 2009.  The Company is evaluating the effect of adopting EITF No. 08-4 on its consolidated financial statements.
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
     In June 2008 the FASB Issued EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF 08-3”). EITF 08-3 requires that nonrefundable maintenance deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset until the underlying maintenance is performed. When the underlying maintenance is performed, the deposit may be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Upon adoption entities must recognize the effect of the change as a change in accounting principle. EITF No. 08-3 is effective beginning in our first quarter of fiscal year 2010. Early application is not permitted by entities that have previously adopted an alternative accounting policy. The Company is currently evaluating the requirements of EITF No. 08-3 and has not yet determined its effect, if any, on our consolidated financial statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In this Quarterly Report on Form 10-Q, the terms the “Company”, “we”, “our”, and “us” refer to Borland Software Corporation on a consolidated basis.
Forward-Looking Statements
     The statements made throughout this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements and accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. These forward-looking statements may relate to, but are not limited to, revenues, composition of revenues, cash flows, earnings, margins, costs, expenses, strategy, research and development, customer service and relationships, demand for our products, market and technological trends in the software industry, licenses, developments in technology, effects of the sale of our CodeGear assets, effects of and timeframe for company restructuring actions and relocation of our headquarters, effects of our offering of Convertible Senior Notes, product quality, competition, sales, cash resources, impairment of goodwill, stock price, personnel, interest rates, foreign currency exchange rates, financial systems, internal controls and disclosure controls and procedures and various economic and business trends. Generally, you can identify forward-looking statements by the use of words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “goal,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue” and similar expressions or the negative or other variations thereof. These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described under “Risk Factors” and elsewhere in this report, as well as in our other filings with the SEC or in materials incorporated by reference herein or therein. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements and have a material adverse effect on our business, results of operations and financial condition. New factors may emerge from time to time, and it may not be possible for us to predict new factors, nor can we assess the potential effect of any new factors on us.
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
Overview
     On June 30, 2008, we completed the sale of our CodeGear division as further described below (see also Note 6 to the unaudited Condensed Consolidated Financial Statements). In accordance with SFAS 144, the financial results for our CodeGear division for all periods presented have been reclassified as discontinued operations in our unaudited Condensed Consolidated Statements of Operations. In addition, certain immaterial errors as discussed in Note 1 to the unaudited Condensed Consolidated Financial Statements have been corrected in the comparative data for the three and nine months ended September 30, 2007.
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

Goodwill Impairment
          As of September 30, 2008, we performed our annual goodwill impairment testing, as described under Note 7 to the unaudited Condensed Consolidated Financial Statements.  As a result of the testing, we recorded a non-cash goodwill impairment charge of $106.9 million.  Goodwill impairment testing involves various estimates and assumptions, including projected future cash flows and revenues.  It also involves an analysis of relevant market data and market capitalization.  Our stock price has declined over the past year and macroeconomic conditions have also declined.  If industry and economic conditions continue to deteriorate, we may be required to assess goodwill impairment before the third quarter of 2009, which could result in additional impairment charges.
Disposition of CodeGear Assets
     On June 30, 2008, we completed the sale of the assets (excluding accounts receivable), operations and certain liabilities of our CodeGear division in an effort to focus our resources on growth opportunities for our Open ALM business. The CodeGear division represented approximately 20% of total revenues prior to the disposition (see Note 6 to the unaudited Condensed Consolidated Financial Statements). The CodeGear business focused primarily on developing tools for individual developers and offered a number of IDE and database products for Java, .NET and Windows development. CodeGear also provided worldwide developer support and education services.
Acquisition of Simunication
     On January 2, 2008, we executed a Share Purchase Agreement to purchase all outstanding shares of Simunication Inc., for approximately $2.4 million, including $450,000 million of assumed liabilities. Simunication was a Canadian-based provider of leading edge software simulation technology for global organizations that develop software for external or internal use. We funded the acquisition with available cash.
     The purchase price of the transaction was allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the date of acquisition, including identifiable intangible assets, with the remaining amount being recorded as goodwill. The estimated fair value of the total net assets acquired was approximately $2.0 million, of which approximately $1.8 million was allocated to acquired developed technology. The results of operations for Simunication have been included in our unaudited Condensed Consolidated Financial Statements from the date of acquisition.
Summary of Key Financial Results
     The following is a summary of our key financial results for the three and nine months ended September 30, 2008 and 2007:
•	Total revenues decreased 27% to $44.3 million for the three months ended September 30, 2008, from $60.5 million for the three months ended September 30, 2007 and decreased 21% to $132.2 million for the nine months ended September 30, 2008, from $167.2 million for the nine months ended September 30, 2007.

•	License and other revenues decreased 42% to $18.4 million for the three months ended September 30, 2008, from $31.6 million for the three months ended September 30, 2007 and decreased 35% to $52.2 million for the nine months ended September 30, 2008, from $80.4 million for the nine months ended September 30, 2007.

•	Service revenues decreased 10% to $26.0 million for the three months ended September 30, 2008, from $28.8 million for the three months ended September 30, 2007 and decreased 8% to $80.1 million for the nine months ended September 30, 2008, from $86.8 million for the nine months ended September 30, 2007.

•	Gross profit as a percentage of revenue decreased to 74% for the three months ended September 30, 2008, compared to 79% in the three months ended September 30, 2007 and decreased to 74% for the nine months ended September 30, 2008, from 77% for the nine months ended September 30, 2007.

•	Goodwill impairment expense increased to $106.9 million for the three months ended September 30, 2008, from nil for the three months ended September 30, 2007 and increased to $106.9 million for the nine months ended September 30, 2008, from nil for the nine months ended September 30, 2007.

•	Operating expenses increased 189% to $142.5 million for the three months ended September 30, 2008, from $49.4 million for the three months ended September 30, 2007 and increased 49% to $227.6 million for the nine months ended September 30, 2008, from $153.2 million for the nine months ended September 30, 2007.

•	Net loss was $106.8 million for the three months ended September 30, 2008, compared to a net income of $213,000 for the three months ended September 30, 2007. Net loss for the nine months ended September 30, 2008 was $135.7 million, compared to $19.9 million for the nine months ended September 30, 2007.

•	Cash, cash equivalents and short-term investments increased $7.9 million to $166.8 million as of September 30, 2008, from $158.9 million as of December 31, 2007.
Results of Operations
     The following table presents our total revenues and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
	2008		2007		Change		2008		2007		Change
		% of		% of				% of		% of
	Amount	Total	Amount	Total	$	%	Amount	Total	Amount	Total	$	%
License and other revenues	$18,353	41%	$31,633	52%	$(13,280)	(42%)	$52,155	39%	$80,363	48%	$(28,208)	(35%)
Service revenues	25,959	59%	28,817	48%	(2,858)	(10%)	80,083	61%	86,838	52%	(6,755)	(8%)

Total revenues	$44,312	100%	$60,450	100%	$(16,138)	(27%)	$132,238	100%	$167,201	100%	$(34,963)	(21%)

     We derive revenues from the license of our software and the sale of related services. We had no customers representing more than 10% of our total revenues in the three and nine months ended September 30, 2008. We had one customer representing more than 10% of our revenue in the quarter-ended September 30, 2007.
Revenues by Product
     We have two major product categories: the ALM product group includes products such as Tempo, TeamFocus, Caliber, Together, Silk and Gauntlet; and the Deployment Product Group (“DPG”) consists of VisiBroker, AppServer and other products.
     The following table presents revenues by product group (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
	ALM	DPG	Total	ALM	DPG	Total
License and other revenues	$13,806	$4,547	$18,353	$23,683	$7,950	$31,633
Service revenues	21,697	4,262	25,959	23,695	5,122	28,817

Total	$35,503	$8,809	$44,312	$47,378	$13,072	$60,450

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
	ALM	DPG	Total	ALM	DPG	Total
License and other revenues	$33,233	$18,922	$52,155	$58,213	$22,150	$80,363
Service revenues	66,585	13,498	80,083	71,723	15,115	86,838

Total	$99,818	$32,420	$132,238	$129,936	$37,265	$167,201

License and Other Revenues
     License and other revenues represents amounts for license fees and royalties earned for granting customers the right to use and distribute our software products. Although revenue recognition for software licenses may be affected by numerous aspects of a contract, for the majority of our customer contracts, we recognize software license revenue upon shipment of the product. For the three months ended September 30, 2008, license and other revenues decreased $13.3 million or 42% as compared to the same period in the prior year. ALM license revenue decreased to $13.8 million from $23.7 million, representing a 42% decrease in ALM license revenue for the three months ended September 30, 2008 as compared to the same period in the prior year. This decrease was due primarily to a decline in license revenue from our StarTeam, Silk, and Caliber products. In Q3 of last year, the EMEA region recognized several large deals and one greater than 10% of revenue deal which were not repeated in Q3 of this year. DPG license revenue decreased to $4.5 million from $8.0 million, representing a 43% decrease in DPG license revenue for the three months ended September 30, 2008 as compared to the same period in the prior year. The decrease was primarily driven by decreased sales related to our AppServer and VisiBroker products.
     License and other revenues decreased $28.2 million or 35% in the nine months ended September 30, 2008, as compared to the same period in the prior year. ALM license revenue decreased to $33.2 million from $58.2 million, representing a 43% decrease in ALM license revenue for the nine months ended September 30, 2008 as compared to the same period in the prior year. This decrease was due primarily to large deals in the year-ago first and third quarters that were not repeated in 2008. DPG license revenue decreased to $18.9 million from $22.2 million, representing a 15% decrease in DPG license revenue for the nine months ended September 30, 2008 as compared to the same period in the prior year. The decrease was primarily driven by decreased sales of VisiBroker and AppServer products.
Service Revenues
     Service revenues represent amounts earned for technical support, which includes call support, maintenance and upgrades and for consulting and education services for our software products. For the three months ended September 30, 2008, services revenue decreased to $26.0 million from $28.8 million, representing a 10% decrease as compared to the same period in the prior year. For the nine months ended September 30, 2008, services revenue decreased to $80.1 million from $86.8 million, representing a 8% decrease as compared to the same period in the prior year.
     The following table presents our service revenues (in thousands):

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
	2008		2007		Change		2008		2007		Change
		% of		% of				% of		% of
	Amount	Total	Amount	Total	$	%	Amount	Total	Amount	Total	$	%
Technical support	$20,189	46%	$21,892	36%	$(1,703)	(8%)	$62,169	47%	$65,123	39%	$(2,954)	(5%)
Consulting and education	5,770	13%	6,925	11%	(1,155)	(17%)	17,914	14%	21,715	13%	(3,801)	(18%)

Total services revenues	$25,959	59%	$28,817	48%	$(2,858)	(10%)	$80,083	61%	$86,838	52%	$(6,755)	(8%)

     For the three months ended September 30, 2008, technical support revenue decreased to $20.2 million from $21.9 million, representing an 8% decrease as compared to the same period in the prior year. The decrease was due to the decline in support revenues for our Visibroker, Together, and SilkCentral Test Manager products. For the nine months ended September 30, 2008, technical support revenue decreased to $62.2 million from $65.1 million, representing a 5% decrease as compared to the same period in the prior year. The decrease was due to the decline in support revenues for our Visibroker and Together products, partially offset by increased support revenues for our Silk products.
     For the three months ended September 30, 2008, consulting and education services revenues decreased to $5.8 million from $6.9 million, representing a 17% decrease as compared to the same period in the prior year. The decrease was primarily attributable to the strategic decision to discontinue consulting revenue which does not result in any potential license sales. For the nine months ended September 30, 2008, consulting and education revenue decreased to $17.9 million from $21.7 million, representing an 18% decrease as compared to the same period in the prior year. The decrease was primarily attributable to the corresponding decrease in license revenue in the current year.
     As of September 30, 2008, open licensing sales orders were insignificant.
International Revenues
     International revenues represented 50% and 59% of total revenues for the three months ended September 30, 2008 and 2007, respectively, and 54% and 54% of total revenues for the nine months ended September 30, 2008 and 2007, respectively. The following table presents our total revenues by country and the absolute dollar and percentage change from the comparable prior year period (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2008	2007	$	%	2008	2007	$	%
United States	$22,067	$24,492	$(2,425)	(10%)	$61,806	$77,373	$(15,567)	(20%)
United Kingdom	2,130	12,992	(10,862)	(84%)	7,489	21,390	(13,901)	(65%)
Japan	2,664	2,822	(158)	(6%)	13,415	8,959	4,456	50%
Germany	5,014	8,646	(3,632)	(42%)	12,768	19,784	(7,016)	(35%)
All other countries	12,437	11,498	939	8%	36,760	39,695	(2,935)	(7%)

Total revenues	$44,312	$60,450	$(16,138)	(27%)	$132,238	$167,201	$(34,963)	(21%)

     The U.S. and Germany accounted for revenues greater than 10% of total revenues in the three months ended September 30, 2008. No single country, other than the U.S., United Kingdom and Germany accounted for revenues greater than 10% of total revenues in the three months ended September 30, 2007. For the nine months ended September 30, 2008, no single country, other than the U.S. and Japan, accounted for revenues greater than 10% of total revenues. For the nine months ended September 30, 2007, no single country, other than the U.S., United Kingdom and Germany, accounted for revenues greater than 10% of total revenues.
Regional Revenues
     The following table presents our total revenues by region and the absolute dollar and the percentage change from the comparable prior year period (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2008	2007	$	%	2008	2007	$	%
Americas	$27,137	$28,567	$(1,430)	(5%)	$76,366	$91,747	$(15,381)	(17%)
Europe, Middle East and Africa	12,292	26,501	(14,209)	(54%)	35,047	57,684	(22,637)	(39%)
Asia Pacific	4,883	5,382	(499)	(9%)	20,825	17,770	3,055	17%

Total revenues	$44,312	$60,450	$(16,138)	(27%)	$132,238	$167,201	$(34,963)	(21%)

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
     Americas. Revenues in our Americas region decreased 5% to $27.1 million in the three months ended September 30, 2008, from $28.6 million in the same period in the prior year. Of the decrease in revenues from our Americas region, license revenues increased $0.5 million and service revenues decreased $1.9 million. Revenues in our Americas region decreased 17% to $76.4 million in the nine months ended September 30, 2008, from $91.7 million in the same period in the prior year. Of the decrease in revenues from our Americas region, license revenues decreased $11.5 million and service revenues decreased $3.9 million.
     EMEA. Revenues in our EMEA region decreased 54% to $12.3 million in the three months ended September 30, 2008, from $26.5 million in the same period in the prior year. Of the decrease, license revenues decreased $12.8 million and service revenues decreased $1.4 million. Revenues in our EMEA region decreased 39% to $35.0 million in the nine months ended September 30, 2008, from $57.7 million in the same period in the prior year. Of the decrease, license revenues decreased $19.3 million and service revenues decreased $3.4 million.
     APAC. Revenues in our APAC region decreased 9% to $4.9 million in the three months ended September 30, 2008, from $5.4 million in the same period in the prior year. Of the decrease, license revenues decreased $1.0 million and service revenues increased $0.5 million. Revenues in our APAC region increased 17% to $20.8 million in the nine months ended September 30, 2008, from $17.8 million in the same period in the prior year. Of the increase, license revenues increased $2.5 million and service revenues increased $0.5 million year over year.

Cost of revenues
     The following table presents cost of revenues and the absolute dollar and percentage changes from the comparable prior year period (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2008	2007	$	%	2008	2007	$	%
Cost of license and other revenues	$973	$764	$209	27%	$2,288	$2,415	$(127)	(5%)

As a percentage of license and other revenues	5%	2%			4%	3%

Cost of service revenues	$8,520	$9,885	$(1,365)	(14%)	$25,730	$29,334	$(3,604)	(12%)

As a percentage of service revenues	33%	34%			32%	34%

Amortization of acquired intangibles and other charges	$2,100	$2,107	$(7)	(0%)	$6,301	$6,345	$(44)	(1%)

As a percentage of total revenues	5%	3%			5%	4%
Cost of License and Other Revenues
     Cost of license and other revenues consists primarily of variable costs including production costs, product packaging costs and royalties paid to third-party vendors. Cost of license and other revenues increased $209,000 from $764,000 to $973,000 for the three months ended September 30, 2008 as compared to the same period in the prior year. Cost of license and other revenues decreased $127,000 from $2.4 million to $2.3 million for the nine months ended September 30, 2008 as compared to the same period in the prior year. As a percentage of license and other revenues, cost of license and other revenue remained fairly flat in the nine months ended September 30, 2008. Royalty, manufacturing and shipping costs tend to fluctuate with changes in the mix of products sold. Generally, manufacturing and shipping costs are lower for ALM, as compared to DPG, due to the greater proportion of ALM contracts that are fulfilled electronically. The level of royalty costs in future periods will be dependent upon our ability to obtain favorable licensing terms for our products that include third-party technology and the extent to which we include such third-party technology in our product offerings.
Cost of Service Revenues
     Cost of service revenues consists primarily of employee salaries and benefits, third-party contractor costs and related expenses incurred in providing technical support and consulting and education services. Cost of service revenues decreased $1.4 million from $9.9 million to $8.5 million for the three months ended September 30, 2008 as compared to the same period in the prior year. Cost of service revenues decreased $3.6 million from $29.3 million to $25.7 million for the nine months ended September 30, 2008 as compared to the same period in the prior year. The overall decrease in cost of services as a percentage of service revenues was attributable to improved resource utilization.
Amortization of Acquired Intangibles and Other Charges
     Amortization of acquired intangibles and other charges consists of the amortization of acquired developed technology, maintenance agreements and customer relationships. Amortization of acquired intangibles for the three months ended September 30, 2008 and 2007 was $2.1 million in each period. Amortization of acquired intangibles for the nine months ended September 30, 2008 and 2007 was $6.3 million in each period.
Operating Expenses
Selling, General and Administrative Expenses
     The following table presents our selling, general and administrative expenses and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2008	2007	$	%	2008	2007	$	%
Selling, general and administrative expenses	$25,038	$37,534	$(12,496)	(33%)	$85,031	$117,848	$(32,817)	(28%)

As a percentage of total revenues	57%	62%			64%	70%

\

     Selling, general and administrative expenses primarily consist of employee salaries and benefits, sales commissions, marketing programs, professional fees, facilities and equipment costs. Selling, general and administrative expenses decreased $12.5 million from $37.5 million to $25.0 million for the three months ended September 30, 2008 as compared to the same period in the prior year. As a percentage of total revenues, selling, general and administrative expenses decreased from 62% to 57% for the three months ended September 30, 2008 as compared to the same period in the prior year. The decrease was primarily due to reduced employee compensation, outside services, benefits and other employee related expenses, and bad debt expense. These reductions are attributable to our ongoing restructuring activities combined with continued optimization of our back-office operations and infrastructure.
     Selling, general and administrative expenses decreased $32.8 million from $117.9 million to $85.0 million for the nine months ended September 30, 2008 as compared to the same period in the prior year. As a percentage of total revenues, selling, general and administrative expenses decreased from 70% to 64% for the nine months ended September 30, 2008 as compared to the same period in the prior year. The decrease was primarily due to reduced employee compensation, outside services,, benefits and other employee related expenses, marketing expense, bad debt expense, facilities costs, equipment and telecommunications expense, travel, and depreciation. These reductions result from our ongoing restructuring activities combined with continued optimization of our back-office operations and infrastructure.
Research and Development Expenses
     The following table presents our research and development expenses and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2008	2007	$	%	2008	2007	$	%
Research and development expenses	$10,387	$10,230	$157	2%	$33,827	$31,231	$2,596	8%

As a percentage of total revenues	23%	17%			26%	19%
     Research and development expenses primarily consist of employee salaries, benefits, and related costs of our engineering staff, external engineering costs, and facilities and equipment costs. Research and development expenses increased by $157 thousand from $10.2 million to $10.4 million for the three months ended September 30, 2008 as compared to the same period in the prior year. Research and development expenses increased by $2.6 million from $31.2 million to $33.8 million for the nine months ended September 30, 2008 as compared to the same period in the prior year. The increase in research and development expense for both the three and nine months ended September 30, 2008 as compared to the prior year periods is due to hiring of incremental engineering headcount related primarily to the development of a new enterprise ALM software suite, Borland Management Solutions.
Impairment of Goodwill, Restructuring, Amortization of Other Intangibles, and Acquisition-Related Expenses
     The following table summarizes our restructuring, amortization of other intangibles and acquisition-related expenses and the absolute dollar and percentage change from the comparable prior year period (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2008	2007	$	%	2008	2007	$	%
Impairment of goodwill	$106,927	—	$106,927	—	$106,927	—	$106,927	—
Restructuring	(85)	791	(876)	(111%)	1,222	1,563	(341)	(22%)
Amortization of other intangibles	138	84	54	64%	418	342	76	22%
Acquisition-related expenses	48	713	(665)	(93%)	192	2,195	(2,003)	(91%)

Total	$107,028	$1,588	$105,440	6,640%	$108,759	$4,100	$104,659	2,553%

As a percentage of total revenues	242%	3%			82%	2%
     Impairment of Goodwill: During the three months ended September 30, 2008, we performed our annual goodwill impairment testing as described in Note 7 to the unaudited Condensed Consolidated Financial Statements. As a result of the testing, we recorded a non-cash goodwill impairment charge of $106.9 million.
     Restructuring: During the three months ended September 30, 2008, the Company recorded a net benefit of $85,000 which is primarily related to adjustments made to facility, severance and other accruals.

     The following table summarizes our restructuring activity for the three and nine months ended September 30, 2008 (in thousands):

	FY 2007 Restructuring			FY 2006 Restructuring
	Quarter 4 Plan		Quarter 2 Plan
	Severance,		Severance,	Severance,
	Benefits and Other	Facilities (1)	Benefits and Other	Benefits and Other	Facilities (1)	Total
Accrual at December 31, 2007	$3,737	$4,800	$328	$179	$6,294	$15,338
Additional accruals	1,492	104	21	37	84	1,738
Cash paid	(2,191)	(728)	(213)	(216)	(935)	(4,283)
Reversal of previous restructuring	—	—	(94)	—	—	(94)

Accrual at March 31, 2008	$3,038	$4,176	$42	$—	$5,443	$12,699

Additional accruals	62	363	44	—	78	547
Reclassification of other liabilities	—	701	—	—	—	701
Reclassification to discontinued operations	(473)	—	—	—	(5,340)	(5,813)
Cash paid	(873)	(1,863)	(59)	—	(120)	(2,915)
Reversal of previous restructuring	(524)	54	(27)	—	(17)	(514)

Accrual at June 30, 2008	$1,230	$3,431	$—	$—	$44	$4,705

Additional accruals	44	130	139	—	29	342
Reclassification of other liabilities	—	61	—	—		61
Cash paid	(238)	(564)	(139)	—	(44)	(985)
Reversal of previous restructuring	(87)	(420)	—	—	(15)	(522)

Accrual at September 30, 2008	$949	$2,638	$—	$—	$14	$3,601

(1)	Facilities accruals represent the net present value of the Company’s remaining lease payments less anticipated sublease rental income plus lease incentives for prospective tenants and other costs.
     Amortization of other intangibles. During the three and nine months ended September 30, 2008, we incurred $138,000 and $418,000 of amortization expense, respectively, related to non-compete agreements and trade names, compared to $84,000 and $342,000 in the comparable prior year periods.
     Acquisition-related expenses. We recorded $48,000 and $713,000 in acquisition-related expenses in the three months ended September 30, 2008 and 2007, respectively, which primarily consisted of contingent consideration payable under the terms of the Legadero acquisition agreement. For the nine months ended September 30, 2008 and 2007, we recorded $192,000 and $2.2 million in acquisition-related expenses, respectively, related to the Legadero acquisition agreement.
Interest Income, Interest Expense, Gain on Debt Repurchase and Other Expense, net
     The following table presents our interest income, interest expense and other expense, net and the absolute dollar and percentage change from the comparable prior year period ( in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2008	2007	$	%	2008	2007	$	%
Interest income	$1,249	$2,346	$(1,097)	(47%)	$4,427	$6,484	$(2,057)	(32%)
Interest expense	(1,462)	(1,497)	35	(2%)	(4,956)	(3,961)	(995)	25%
Gain on debt repurchase	4,383	—	4,383	—	10,029	—	10,029	—
Other expense, net	55	(338)	393	(116%)	(286)	(920)	634	(69%)

Total	$4,225	$511	$3,714	727%	$9,214	$1,603	$7,611	475%

As a percentage of total revenues	10%	1%			7%	1%
     Interest income consists primarily of interest earned on cash and cash equivalents. Interest expense consists primarily of interest expense related to the Notes (see Note 4 to the unaudited Condensed Consolidated Financial Statements). Other expense, net consists primarily of foreign exchange transaction gains and losses. The decrease in interest income in the three and nine month periods ended September 30, 2008, as compared to the same periods in the prior year was primarily attributable to lower average invested cash balances and lower interest rates. The increase in interest expense for the nine months ended September 30, 2008, as compared to the same period in the prior year was primarily attributable to amortization of debt issuance costs and interest expense related to the Notes. Other expenses, net for the three and nine months ended September 30, 2008 and 2007, primarily represents net foreign currency gains and losses resulting from fluctuations in the U.S. dollar versus the foreign currencies in which we conduct business. During the second and third quarter of 2008, we recognized gains of $5.6 million and $4.4 million, respectively, net of $0.5 million and $0.4 million, respectively of expense related to debt issuance costs written off in proportion to the amount of Notes that were repurchased.
Income Taxes
     The following table presents our income taxes and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2008	2007	$	%	2008	2007	$	%
Income tax provision	$700	$146	$554	379%	$2,933	$1,803	$1,130	63%

As a percentage of total revenues	2%	0%			2%	1%
     On a consolidated basis, we generated a pre-tax loss from continuing operations of $106.2 million and $1.3 million in the three months ended September 30, 2008 and 2007, respectively and $123.4 million and $24.3 million in the nine months ended September 30, 2008 and 2007, respectively. The increase in our income tax provision in absolute dollars in the three and nine months ended September 30, 2008, as compared to the same period in the prior year was largely due to an increase in the allocation of non-U.S. pre-tax profits subject to foreign taxes and discrete tax adjustments related to FIN 48 interest and withholding tax on non-permanently reinvested earnings. In the three and nine months ended September 30, 2008 and 2007, substantially all of our tax provision related to non-U.S. taxes.
     Our effective tax rate is primarily dependent on the location of taxable profits, if any, and the utilization of our net operating loss carry forwards in certain jurisdictions. Our tax rate is also affected by the imposition of withholding taxes on revenues regardless of our profitability.
Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2008	2007
	(in thousands)
Net cash provided by (used in):
Operating activities	$(19,360)	$(24,172)
Investing activities	59,157	(119,579)
Financing activities	(29,525)	165,253
Effect of exchange rate changes on cash	2,746	(1,103)

Net change in cash and cash equivalents	$13,018	$20,399

     Net cash used in operating activities. Net cash used in operating activities in the nine months ended September 30, 2008, was $19.4 million, compared to $24.2 million in the nine months ended September 30, 2007. The decrease in cash used in operations during the current year period as compared to the prior year period is due to improved accounts receivable collections resulting in $26.8 million cash inflow, and reductions in prepaid expenses and other assets resulting in a $7.8 million cash inflow as compared to the prior year period. These increases in operating cash flow were partially offset by a $12.3 million reduction of net income after adjusting for non-cash items, a $7.2 million decrease in other liabilities, a $5.9 million decrease in accounts payable and accrued expenses and a $5.2 decrease in income taxes payable.
     Net cash provided by (used in) investing activities. Net cash provided by investing activities during the nine months ended September 30, 2008, was $59.2 million, compared to a use of cash of $119.6 million in the nine months ended September 30, 2007. Cash provided during the nine months ended September 30, 2008 was primarily driven by $42.7 million in net sales of investment securities and $20.4 million of proceeds received from the CodeGear Asset Sale. Cash used in the nine months ended September 30, 2007 primarily consisted of the purchase of $115.0 million of investment securities and $4.8 million of purchases of property and equipment.
     Net cash used by (provided by) financing activities. Net cash used in financing activities during the nine months ended September 30, 2008, was $29.5 million compared to cash provided of $165.3 million in the nine months ended September 30, 2007. Cash used in financing activities in the current year primarily consists of $29.8 million of cash to repurchase $40.7 million of the total outstanding Notes. Cash provided by financing activities in the prior year primarily reflects the net proceeds received from the issuance of the Notes (see Note 4 to the unaudited Condensed Consolidated Financial Statements) offset by the repurchase of common stock.
     Currency. A portion of our business is conducted in currencies other than the U.S. dollar. The functional currency for all of our foreign operations is the local currency of the country in which we have established business operations. Both revenues and operating expenses in each of those countries are largely denominated in local currencies, which mitigate a portion of the exposure related to fluctuations in local currencies against the U.S. dollar.
     Although we periodically utilize foreign currency forward exchange contracts to reduce our foreign currency exchange rate risk, the weakening of the U.S. Dollar against the Euro, the United Kingdom Pound Sterling, the Australian and Singapore dollars and the Japanese Yen could harm our financial condition. We cannot predict currency exchange rate fluctuations and there can be no assurance that foreign currency exchange rates will not have a material adverse impact on our future cash flows and operating results. As of September 30, 2008, there are no outstanding foreign exchange contracts. Refer to Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for additional discussion of foreign currency risk.
Contractual Obligations and Off-Balance Sheet Arrangements
     Leases and Long Term Debt Obligations. We lease our offices and operating facilities and certain furniture and equipment under various operating leases.
     At September 30, 2008, future minimum lease payments and contractual sublease rental income under non-cancelable leases and future principal and interest payments under the Notes outstanding were as follows (in thousands):

	Payment due by period
	2008					2013 and
	(3 months)	2009	2010	2011	2012	thereafter	Total
Operating leases	$1,810	$6,504	$5,543	$4,460	$3,872	$13,866	$36,055
Restructured operating leases	1,553	6,336	2,618	1,392	1,430	975	14,304
Convertible senior notes	—	—	—	—	159,300	—	159,300
Interest payments (a)	—	4,381	4,381	4,381	2,190	—	15,333

Gross commitments	3,363	17,221	12,542	10,233	166,792	14,841	224,992
Sublease rental income	(394)	(1,470)	(374)	—	—	—	(2,238)

Net commitments	$2,969	$15,751	$12,168	$10,233	$166,792	$14,841	$222,754

(a)	The interest payments in the above table were based on a fixed rate of 2.75%.
     Our operating leases expire at various times through 2021. Rent expense, net, for all operating leases was $1.2 million and $1.0 million for the three months ended September 30, 2008 and 2007, respectively. Rent expense, net, for all operating leases was $3.8 million and $5.0 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in rent expense from the prior year periods relates to facility exits related to our restructuring initiatives.
     The restructured operating leases above represent total lease commitments for facilities we vacated or partially exited primarily in California.
     FIN 48 Liability. As of September 30, 2008, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and interest deductions is $18.7 million, of which none is expected to be paid within one year. The balance of $18.7 million is recorded in other long-term liabilities in the Condensed Consolidated Balance Sheet.
     Indemnification Obligations and Guarantees. For information regarding our indemnification obligations and guarantees, refer to Note 11 of Notes to unaudited Condensed Consolidated Financial Statements in Item 1.

     Off-Balance Sheet Arrangements. As part of our ongoing business, we do not participate in material transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2008, we are not involved in any material unconsolidated transactions.
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
     There have been no material changes to the critical accounting policies in our Annual Report on Form 10-K as of and for the year ended December 31, 2007 as filed with the SEC on March 7, 2008, except for the following:
•	We adopted SFAS 157, which impacts the disclosure regarding our investment securities as described in Note 13 of our Notes to unaudited Condensed Consolidated Financial Statements.

•	Due to the sale of the CodeGear assets on June 30, 2008, we report one reporting unit instead of two. Thus, effective July 1, 2008, goodwill impairment testing is performed on a single reporting unit in accordance with SFAS 142.
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
     During the three and nine months ended September 30, 2008, we recorded net realized and unrealized foreign exchange losses of $46,000 and losses of 492,000, respectively, included as part of other expense, in our unaudited Condensed Consolidated Statements of Operations related to financial instruments denominated in foreign currencies. The foreign exchange losses were generated primarily from fluctuations in the Euro, the United Kingdom Pound Sterling and the Brazilian Real versus the U.S. dollar. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our inter-company receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a material adverse effect on our operating results and cash flows.
     During the three and nine months ended September 30, 2008, we had $2.6 million and $678,000, respectively, in unrealized foreign currency losses in cumulative other comprehensive income in our unaudited Condensed Consolidated Balance Sheets, in part, due to foreign currency movements on our long-term inter-company balances and currency translation adjustments arising from converting our foreign operations to U.S. dollars. As of September 30, 2008, we had $12.6 million, $4.9 million, $1.5 million, $1.1 million, and $383,000 in long-term inter-company receivable balances that will be settled in Singapore dollars, Indian Rupees, Brazilian Real, Australian dollars, and Japanese Yen, respectively and $2.9 million in long-term inter-company payable balances that will be settled in Euros.

Interest Rate Risk
     The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investment strategy to achieve this objective is by investing available funds in a portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including but not limited to government and corporate securities, time deposits and money market funds. These securities are classified as available-for-sale and consequently are recorded on our consolidated the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss, net of estimated tax.
     Short-term investments. At September 30, 2008, our cash and cash equivalents consisted primarily of commercial paper. Short-term investments consist of marketable securities, including but not limited to corporate notes, corporate bonds and medium-term notes in large U.S. institutions and governmental agencies. Our marketable securities that are classified as short-term investments will mature in less than one year from September 30, 2008. These securities are classified as available-for-sale and are recorded at their estimated fair value.
Credit Risks
     Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and trade receivables. Our cash, cash equivalents, short-term and long-term investments are in high-quality securities placed with major banks and financial institutions and commercial paper. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. We had one customer representing greater than 10% of total accounts receivable, net of allowances, as of September 30, 2008.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures pursuant to the Exchange Act rules as of the end of the period covered by this Report. Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to provide a reasonable level of assurance that the financial information we are required to disclose in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported accurately within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008, which our management concluded have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Although we use standardized agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-product license and services transactions. As our transactions have increased in complexity, particularly with the sale of larger, multi-product licenses, negotiation of mutually acceptable terms and conditions may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with Statement of Position 97-2, “Software Revenue Recognition,” as amended; however, more complex, multi-product license transactions require additional accounting analysis to account for them accurately. Errors in such analysis in any period could lead to unanticipated changes in our revenue accounting practices and may affect the timing of revenue recognition, which could adversely affect our financial results for any given period. If we discover that we have interpreted and applied revenue recognition rules differently than prescribed by generally accepted accounting principles in the U.S, we could be required to devote significant management resources, and incur the expense associated with an audit, restatement or other examination of our consolidated financial statements.

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
We hired a new Senior Vice President of Worldwide Field Operations in August 2008. There may be an adjustment period which could cause inefficiencies in our field operations, customer relationships and management team.*
          We decided to hire a new leader of our Worldwide Field Operations team in the third quarter of 2008. As with any change in senior management, it may take some time for the new Senior Vice President to be integrated within our organization and to form necessary relationships with our key customers. There can be no assurance that this change in senior leadership will lead to an improvement in our ability to execute sales and services transactions and there is a risk that our field operations may be adversely affected. If our field operations are adversely impacted, our business and financial condition may be harmed.
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
We are in the process of implementing plans for reducing expenses and if we fail to achieve the results we expect, there will be a negative effect on our financial condition.*
     We implemented restructuring plans during 2007, which included the consolidation of certain office locations, reductions in capital expenditures, reduction in discretionary spending, reduction in the work force and other cost cutting measures. We may not be able to realize the cost savings we anticipate from these measures. For example, we may not be able to exit facilities with long term leases. If we are not able to implement these measures as planned, further cost reduction efforts may be necessary. Our plans to reduce expenses may not be completed in a timely manner, which would impair our long-term goal to achieve sustainable profitability and positive cash flow.
Our common stock has declined over the past year. If our stock price does not increase, we may not attract as many investors. In addition, if our stock price declines further, we could fail to meet the minimum listing requirements of the Nasdaq Global Market.*
     Our common stock is listed on the Nasdaq Global Market under the symbol BORL. As of September 30, 2008, our 52 week low in our stock price was $1.22. In order for our common stock to continue to be listed on the Nasdaq Global Market, we must satisfy various listing maintenance standards established by Nasdaq, including the requirement that to maintain a minimum closing bid price of $1.00 per share. If our stock price declined below $1.00 per share, we could risk delisting, which would limit our ability to attract investors. In addition, while our stock price remains low, because of the trading volatility often associated with low-priced stocks, many brokerage firms and institutional investors have internal policies and practices that either prohibit them from investing in low-priced stocks or tend to discourage individual brokers from recommending low-priced stocks to their customers. It is also a factor that most brokerage houses do not permit or favor lower-priced stocks to be used as collateral for margin accounts for retail investors. The brokerage commissions on the purchase or sale of lower priced stocks may also represent a higher percentage of the price than the brokerage commission on higher priced stocks. Our financial condition could be adversely impacted if our stock price does not increase and stabilize.

We may incur additional impairment charges which may adversely affect our results of operations.
          As of September 30, 2008, we performed annual goodwill impairment testing which resulted in the Company recording a $106.9 million non-cash goodwill impairment charge. Impairment testing involves various estimates and assumptions, which could vary, and an analysis of relevant market data and market capitalization. Our stock price has declined over the past year and macroeconomic conditions have also declined. If industry and economic conditions continue to deteriorate, we may be required to assess goodwill impairment before the third quarter of 2009, which could result in additional impairment charges. Additional impairment charges may adversely impact our results of operations and financial condition.
We and our prior independent registered public accounting firm previously determined that we had a material weakness in our internal control over financial reporting. There can be no assurance that a material weakness will not arise in the future. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock. *
     Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. In our Annual Reports on Form 10-K for the years ended December 31, 2005 and 2006, respectively, we reported material weaknesses in our internal control over financial reporting. We have since remediated these deficiencies and continue to spend time and resources to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As reported in Section 9A of our 2007 Form 10-K, management concluded that we had no material weakness in our internal control over financial reporting as of December 31, 2007 and, as reported in Item 4 of this Form 10-Q, management does not believe we had any material weakness in our internal control over financial reporting as of the quarter ended September 30, 2008. However, considering that we have and will continue to evolve our business in a changing marketplace, we are continuing to implement changes in our ERP systems and will continue to make corresponding changes in our financial reporting processes, there can be no assurance that material weaknesses or significant deficiencies will not arise in the future.
     Should we or our independent registered public accounting firm, determine in future fiscal periods that we have a material weakness in our internal control over financial reporting, the reliability of our financial reports may be impacted, and our results of operations or financial condition may be harmed and the price of our common stock may decline.
In prior periods, we were unable to timely file our annual and quarterly reports as required by the Securities Exchange Act of 1934, and our continued inability to file these reports on time could result in your not having access to important information about us and the delisting of our common stock from the Nasdaq Stock Market.*
     We were late in filing our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our Quarterly Reports on Forms 10-Q for the fiscal quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and June 30, 2008. As a result, during the periods in which these reports were late, we were not in compliance with the continued listing requirements of the Nasdaq Stock Market and, in some cases, with the SEC’s rules and regulations under the Securities Exchange Act of 1934. We are required to comply with these rules as a condition of the continued listing of our stock on the Nasdaq Stock Market.
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

Because competition for qualified technical and management personnel is intense, we may not be able to recruit or retain qualified personnel, which could harm our business.*
     We believe our ability to successfully manage and grow our business and to develop new products depends, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled software engineers, sales personnel and management personnel. Competition for qualified technical and management personnel is intense and in the past some of our competitors have utilized their greater resources to provide substantial signing bonuses and other inducements to lure key personnel away from us. We have implemented various cost cutting efforts, which makes it challenging to retain key people and recruit new talent, as needed. In addition, since our stock price has declined over the past year, our ability to use equity as a tool to recruit and retain employees has been limited.
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
     A substantial portion of our revenues are generated from international sales. In addition, a significant portion of our operations consist of activities outside the United States. We now have research and development facilities in several domestic and international locations, and we currently have a direct sales force in approximately seventeen countries around the world. We have a complicated corporate structure, and historically have had geographically dispersed operational controls. In particular, we rely on personnel in our international locations to properly account for and manage our international operations, which introduce inherent difficulties in management and control. Given this, we have and may continue to experience difficulty in efficiently and effectively managing our dispersed and complicated organization. As a result, our results of operations may suffer. In addition, we are subject to other risks inherent in doing business internationally, including:
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
     In February 2007, we issued an aggregate principal amount of $200,000,000 in 2.75% Convertible Senior Notes (the “Notes”) due in 2012. We have repurchased a portion of our Notes and the current aggregate principal amount outstanding is $159.3 million. The level of our indebtedness, among other things, could:
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
     The terms of the Notes permit the holders to convert the notes into shares of our common stock. The Notes are convertible into our common stock initially at a conversion price of $6.38 per share, which if all Notes outstanding as of September 30, 2008 were converted, would result in an aggregate of approximately 25.0 million shares of our common stock being issued upon conversion, subject to adjustment upon the occurrence of specified events, provided that the total number of shares of common stock issuable upon conversion, as may be adjusted for fundamental changes or otherwise, may not exceed approximately 35.1 million shares. The conversion of some or all of the Notes will dilute the ownership interest of our existing stockholders. Any sales in the public market of the common stock issuable upon conversion could adversely affect prevailing market prices of our common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
SALES OF UNREGISTERED SECURITIES
     The shares shown as repurchased in the table below were surrendered by Borland employees in order to meet minimum tax withholding obligations in connection with the vesting of an installment of their restricted stock awards. Below is a summary of these transactions for the three months ended September 30, 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
		Average	Shares (or Units)	Approximate Dollar Value) of
	Total Number	Price Paid	Purchased as Part of	Shares (or Units) that May Yet
	of Shares (or Units)	per share	Publicly Announced	Be Purchased Under the Plans
Period	Purchased	(or Unit)	Plans or Programs	or Programs (1)
Beginning dollar value available to be repurchased as of September 30, 2008				$59,332
July 1, 2008 - July 31, 2008 (2)	2,393	$1.56	—	—
August 1, 2008 - August 31, 2008 (2)	5,951	$1.52	—	—
September 1, 2008 - September 30, 2008 (2)	1,653	$1.23	—	—

Total shares repurchased	9,997	$1.48	—	$59,332

Ending dollar value available to be repurchased under the Discretionary Program as of September 30, 2008 (1)				$59,332

(1)	In September 2001, our Board of Directors authorized the use of up to $30 million to repurchase shares of our outstanding common stock under a discretionary stock repurchase program (“Discretionary Program”). In February 2004, our Board of Directors authorized an additional $30 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on February 4, 2004. In May 2005, our Board of Directors authorized an additional $75 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the SEC on May 20, 2005. No shares were repurchased through our Discretionary Program during the nine months ended September 30, 2008.

(2)	Consists of shares of restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards.

ISSUER REPURCHASES OF CONVERTIBLE SENIOR NOTES
     In June 2008, following approval of the Company’s Board of Directors, the Company used $15.0 million of its available cash to repurchase $19.8 million of outstanding Notes through privately negotiated transactions or open market purchases. Below is a summary of these transactions.

			Total number of	Maximum number (or
		Average	shares (or units)	approximate dollar
		price paid	purchased as part of	value) of shares (or
	Total number of	per share	publicly announced	units) that may yet be
	shares (or units)	(or unit)	plans or programs	purchased under the
Period	purchased (a)	(b)	(c)	plans or programs (d)

July 1, 2008 - July 31, 2008	—	$—	—	—
August 1, 2008 - August 31, 2008	—	—	—	—
September 1, 2008 - September 30, 2008	19,800	757.50	19,800	19,800

Total	19,800	$757.50	19,800	19,800

(a)	Notes in the aggregate principal amount of $19,800,000 were repurchased by the Company.

(b)	The price the Company paid for the repurchase of the Notes was $757.50 per every $1,000 of Notes repurchased.

(c)	The Company used approximately $15.0 million of available cash to repurchase the Notes. The Board authorized the Company to use up to $15.0 million for the repurchase.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders during the quarter ended September 30, 2008.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of November 2008.

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