Form 10-K
period 2008-12-31
BORLAND SOFTWARE CORP
filed 2009-03-06
CIK 853273

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
None
(Title of classes)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on June 30, 2008 as reported for such date by the Nasdaq Stock Market was approximately $24,205,436. Common stock held by each executive officer and director of the registrant and by each person who owns 5% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed affiliates of the registrant. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.
The number of shares of the registrant’s common stock outstanding as of February 24, 2009, the most recent practicable date prior to filing of this report, was 73,015,736 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2008, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

BORLAND SOFTWARE CORPORATION
FORM 10-K
For the Fiscal Year Ended December 31, 2008

A CAUTION ABOUT FORWARD-LOOKING STATEMENTS
The statements made throughout this Annual Report on Form 10-K that are not historical facts are forward-looking statements and, accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. These forward-looking statements may relate to, but are not limited to, revenues, cash flows, earnings, margins, profits, costs, expenses, strategy, research and development, customer service and relationships, demand for our products, market and technological trends in the software industry, licenses, developments in technology, product quality and performance, customer needs, competition, sales, cash resources, personnel, expectations regarding restructuring or cost cutting actions, expectations regarding previous and future acquisitions or divestitures, interest rates, foreign currency exchange rates and various economic and business trends and conditions. Generally, you can identify forward-looking statements by the use of words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “goal,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue” and similar expressions or the negative or other variations thereof. These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described under “Risk Factors” and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission (“SEC”) or in materials incorporated by reference therein. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements and have a material adverse effect on our business, results of operations and financial condition. New factors may emerge from time to time, and it may not be possible for us to predict new factors, nor can we assess the potential effect of any new factors on us.
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

PART I
ITEM 1. BUSINESS
Borland was originally incorporated in California in 1983 and reincorporated in Delaware in 1989. We maintain executive offices and our corporate headquarters at 8310 North Capital Of Texas Highway, Building 2, Suite 100, Austin, Texas 78731, and our main telephone number at that location is (512) 340-2200. We also maintain a website on the Internet at http://www.borland.com.
Overview
Borland is a leading vendor of Open Application Lifecycle Management solutions, or ALM, which represents the segment of the ALM market in which vendors’ solutions are flexible enough to support a customer’s specific processes, tools and platforms. Open ALM is a customer-centric approach to helping IT organizations transform software delivery into a managed, efficient and predictable business process. We offer a combination of software products as well as consulting and education services to help our customers better manage the growing complexity of software development. Our goal is to provide customers with a foundation which will allow them to consistently deliver software on-time, on-budget and with increased business value.
Borland’s solutions address four critical ALM processes: Software Delivery Management, Requirements Definition & Management, Lifecycle Quality Management and Software Change Management. Each solution can play an important role in helping enterprises manage the complexity of software development and delivery by providing business, development and operational teams with increased visibility and control over all phases of the software delivery lifecycle. We believe this is especially crucial for large enterprises working within heterogeneous and distributed environments.
According to a March 2008 Forrester study, ALM adoption by enterprises in North America and Europe has increased an average of 30% year over year since 2005. In a July 2008 report, Gartner found that the ALM market grew 11.2% between 2006 and 2007, from $1.14 to $1.26 billion. In order to capitalize on the ALM market growth, over the past two years, we have made changes to our overall product portfolio, our worldwide services organization, our R&D investments, as well as our global sales and marketing models to reflect our Open ALM vision and product strategy. As part of this transformation, we have shifted our focus from selling individual stand-alone products to selling more multi-product, enterprise-class solutions.
As a part of our strategic focus, we sold the assets of our CodeGear division on June 30, 2008. CodeGear comprised our Integrated Developer Environment (“IDE”) and database products and services business. We now operate as a single segment that we call “Enterprise,” which includes our Open ALM products and services and our Deployment Products Group, or DPG, products and services. DPG focuses on application middleware, including our VisiBroker and Borland Application Server (“AppServer”) products. Our deployment products are middleware designed to enable interoperability for mission-critical applications running in distributed, heterogeneous computing environments. As a result of the sale of our CodeGear division on June 30, 2008, the remainder of this business section will be focused on our continuing operations.
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
•
Technology: Our ALM product portfolio today includes capabilities for software delivery management, requirements definition and management, modeling, lifecycle quality, testing and performance management and software configuration and change management. We intend to continue to develop and buy new technologies to advance and expand our existing technology set.

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

Our Solutions, Products and Services
Solutions
Over the past several years, we have broadened our ALM portfolio to include products and services for software delivery management, requirements definition and management, lifecycle quality management, software configuration and change management and modeling. In 2006, we extended the integration between our ALM products and third-party tools and in 2008 we introduced Borland Management Solutions to provide customers with a comprehensive portfolio of integrated ALM solutions to manage, measure and continuously improve software delivery.
•
Software Delivery Management — Enables organizations to align delivery efforts to business priorities, gain visibility into the end-to-end process of software delivery, measure the results and improve overall performance.

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
Products
We offer products across the development, management and deployment markets. Specifically, we offer products in the following categories:
Request and Demand Management: Borland TeamDemand is an ALM-connected demand management system that drives clarity and alignment between software delivery teams and business stakeholders. TeamDemand collects, prioritizes and manages software demands so that resources are allocated with a goal of maximizing business value. TeamDemand facilitates collaboration between software delivery organizations and their customers, making it possible to communicate IT value in business terms and providing the visibility that enables business users to understand and make informed decisions about how IT is handling their needs.
Project Execution and Management: Borland TeamFocus is a team-oriented execution environment for iterative, waterfall and Agile software development that rolls up monitored progress information across a portfolio of projects. TeamFocus connects with a customer’s existing ALM environment to monitor actual day-to-day progress in real time. Its dashboards include in-flight metrics to enable teams and management to stay on the same page without sacrificing production work for reporting overhead.
Business Intelligence for ALM: Borland TeamAnalytics is a business intelligence system that takes a holistic view of software delivery. TeamAnalytics collects and analyzes current and historic data from a broad set of ALM tools. It is built on top of the Borland ALM Data Warehouse, which is a unified repository for data collected from traditional ALM tools. It allows Borland Management Solutions to undertake business intelligence activity so the customer can manage key metrics on software delivery. TeamAnalytics includes a configurable set of interactive dashboards that enable customers to spot at-risk projects, indentify processes for improvement, measure key initiatives and ensure high-quality output.
Software Release Readiness: TeamInspector is a software release readiness system that verifies whether a software release is ready for “prime time.” As part of the continuous build and integration process, TeamInspector’s open, automated inspectors gather and reveal key metrics related to code analysis, test coverage, standards compliance and build trends, giving customers confidence that their software is well-constructed and ready for customer use.

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
Automated Test Management. Borland SilkCentral Test Manager is an automated software testing management tool which builds quality and productivity into the testing process to speed the delivery of successful software projects, while minimizing risks of application failures. SilkCentral Test Manager consolidates the critical phases of software testing — planning, test requirements management, organization, execution, defect management and reporting — within a scalable, web-based system to allow local or distributed teams to effectively share experience, resources and critical information.
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
Deployment. Our deployment products are application middleware designed to enable interoperability for mission-critical applications running in distributed, heterogeneous computing environments. These include VisiBroker and AppServer. VisiBroker is our common object request broker architecture (CORBA) solution for distributed object computing and embedded devices. AppServer Edition is our J2EE-compliant solution for managing distributed applications.
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
Customers and Partners
Our current target customers for ALM solutions are IT organizations within the Global 2000 companies. Our customers operate across a diverse set of industries trying to meet numerous and complex needs, often with globally distributed development teams. Our go-to-market model for Global 2000 companies is based on direct selling as well as leveraging a network of system integrators and third-party resellers.
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
No customer accounted for over 10% of total revenue in 2008, 2007 or 2006.

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
We also leverage indirect sales channels, including a worldwide network of independent distributors, dealers, value-added resellers, or VARs and ISVs.
We conduct operations and sell a substantial portion of our products outside the United States. In support of those efforts, we currently maintain international offices in a number of foreign countries and territories, including Australia, Canada, France, Germany, Japan, Singapore, Brazil, India and the United Kingdom. International sales accounted for 53%, 53% and 52% of our total revenues in 2008, 2007 and 2006, respectively. Specifically, revenues in Europe, Asia and Canada/Latin America accounted for 28%, 14%, and 11% of our total revenue in 2008, respectively. Revenues in Germany accounted for 10% of our total revenue in 2008. We did not have revenue in any other country which amounted to 10% or more of our total revenue in 2008. Additionally, we market and sell our products in international territories, including those not covered by any of our foreign offices, through independent distributors, sales agents, value-added resellers (“VARs”) and independent software vendors (“ISVs”). While revenue recognition for our software licenses may be affected by numerous aspects of an arrangement, for the majority of our customer contracts, we recognize software license revenue upon shipment of product. Our policies are discussed extensively in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates. As of December 31, 2008 and 2007, product backlog was insignificant.
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
Our research and development efforts are directed at enhancing our current technology and products, especially ALM products. We devote a significant percentage of our operating expenses to research and development efforts. Research and development expenses in 2008, 2007 and 2006 were $43.9 million, $40.7 million and $70.2 million, respectively, representing 26%, 19% and 23%, respectively, of total revenue in those years. Rapid technological advances in software development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions and enhancements characterize the software markets in which we compete. We believe a significant level of research and development is required to achieve our strategic goals and to remain competitive. Even while we aim to manage costs in other areas of our business, we expect to continue to invest in, and commit substantial resources to, product development and engineering. In addition, our product development depends, in part, on licenses with third parties for technology that is incorporated into our products and we intend to continue this practice in the future to the extent we believe it is necessary or efficient for product development strategy.
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
Intellectual Property
Our success depends upon our intellectual property. We rely on a combination of patents, copyrights, trademarks, and trade secret laws, as well as non-disclosure and other contractual agreements to protect our intellectual property. We currently have over 117 patents issued in the United States, which expire between 2010 and 2064.
Employees
As of December 31, 2008, we employed 879 employees, of which 579 were engaged in selling, general and administrative functions and 300 were engaged in research and development. However, we have reduced our work force by approximately 15%, as announced on a Current Report filed on Form 8-K with the SEC on January 6, 2009. We have also employed temporary contractors in foreign countries and within the United States. To our knowledge, none of our U.S. employees are subject to a collective bargaining agreement or represented by a labor union and we have never experienced a work stoppage. Employees of some of our foreign subsidiaries are represented by workers’ councils or other similar organizations as required or permitted by local law. We believe relations with employees are generally good.
Executive Officers
Our executive officers are appointed annually by our Board of Directors, or the Board, and serve at the discretion of the Board. Set forth below is certain information regarding our current executive officers. There is additional information on our recent changes in our management team in Part II, Item 7, “Management’s Discussion & Analysis of Financial Condition and Results of Operations” below:

Name	Position	Age
Erik E. Prusch	Acting President & Chief Executive Officer, Chief Financial Officer	42
Chuck Maples	Senior Vice President, Research and Development	55
Richard Novak	Senior Vice President of Worldwide Field Operations	53
Melissa Frugé	Vice President, General Counsel and Corporate Secretary	36
Erik E. Prusch. Mr. Prusch has served as Acting President and Chief Executive Officer since January 2009 and as Chief Financial Officer since November 2006. From January 2004 to November 2006, Mr. Prusch served as Vice President, Finance at Intuit, Inc., a provider of business and financial management software, in its Consumer Tax Group. From April 2001 to January 2004, Mr. Prusch served as Chief Financial Officer of Identix Incorporated, an identity solutions company. Mr. Prusch earned an MBA from the Stern School of Business at New York University and a bachelor’s degree in economics from Yale University.
Chuck Maples. Mr. Maples was promoted to the position of Senior Vice President of Research and Development in February 2009. From January 2007 to February 2009, Mr. Maples served as our Vice President of Products. From April 2006 to January 2007, Mr. Maples served as Senior Director of Products at Vignette Corporation, a web content management solutions company. From September 2005 to April 2006, Mr. Maples served as Vice President of Development at BetweenMarkets, Inc., an on-demand software company. From September 2003 to September 2005, Mr. Maples served as the Director of Software Development at Dell, Inc., a computer hardware company. Mr. Maples holds a B.S. Degree in Business Administration from the University of Louisiana.

Richard Novak. Mr. Novak has served as Senior Vice President of Worldwide Field Operations since July 2008. From September 2006 to February 2008, Mr. Novak served as Vice President of Worldwide Sales and Services of Cape Clear Software, Inc., an enterprise software company. From June 2002 to August 2006, Mr. Novak served as the Vice President of North America Sales for Marimba, Inc., a configuration management software company, and then as Vice President of Worldwide Product Specialization for BMC Software, Inc., a business service management software company, after Marimba was acquired by BMC in July 2004. Prior to BMC, Mr. Novak held sales management positions at Net Perceptions, an e-commerce marketing software and services company, MicroStrategy, a business intelligence software and services company, Tandem Computers and General Electric. Novak holds a B.S. degree in Business Administration and Marketing from Southern Illinois University.
Melissa Frugé. Ms. Frugé was promoted to the position of Vice President, General Counsel and Secretary in February 2009. From November 2006 to February 2009, Ms. Frugé served as Borland’s Vice President, Associate General Counsel and Assistant Secretary. Prior to Borland, from April 2005 to November 2006, Ms. Fruge was a partner of GCA Law Partners LLP, a law firm in Mountain View California. From August 1999 to April 2005, Ms. Fruge was an associate with DLA Piper LLP, a law firm, in its Silicon Valley office. Ms. Fruge holds a B.A. in Political Science from the University of Southern California and a J.D. from the Santa Clara University School of Law.

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
Risks Relating to Our Business
We have evolved our business to focus on the enterprise market for application lifecycle management, or ALM, software solutions, which is a complex and evolving market. If we are unable to successfully achieve our strategic goals, our operating results could be harmed. The recent sale of the CodeGear assets could increase this risk.
We have been in the process of evolving our business over the last few years to focus on Open ALM as our core business. ALM is a relatively new and evolving market. These factors make it difficult for us to predict our likelihood of success. There is a limited history upon which to base assumptions as to our probability of success and we are in the process of developing and implementing new products, solutions and sales and marketing strategies. The change in the primary focus of our business from IDE to Open ALM has involved significant changes in our go-to-market strategy, our sales and services organizations and sales cycles and our marketing strategies. If we are not able to successfully develop and implement our new strategies, our business and operating results will be harmed.
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
Adverse global economic conditions could adversely affect our customers and, in turn, our operating results.
Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. The strength of the global economy has recently been increasingly uncertain due to several factors, including difficulties in the residential real estate and mortgage markets, volatility in fuel and other energy costs and problems in the financial services and credit markets. Such macroeconomic factors affect the budgeting and purchasing behavior of our customers. If economic growth is slowed or uncertain, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, results of operations and financial condition.
The complexity of accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could limit our ability to predict our revenue and materially affect our financial results for a given period.
Although we use standardized agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-product license and services transactions. As our transactions have increased in complexity, particularly with the sale of larger, multi-product licenses, negotiation of mutually acceptable terms and conditions may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with Statement of Position 97-2, Software Revenue Recognition, and related interpretations; however, more complex, multi-product license transactions require additional accounting analysis to account for them accurately. Errors in such analysis in any period could lead to unanticipated changes in our revenue accounting practices and may affect the timing of revenue recognition, which could adversely affect our financial results for any given period. If we discover that we have interpreted and applied revenue recognition rules differently than prescribed by generally accepted accounting principles in the U.S, we could be required to devote significant management resources, and incur the expense associated with an audit, restatement or other examination of our consolidated financial statements.

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
We have recently made changes to our executive officers and management. There may be an adjustment period which could cause inefficiencies in the management of our business and our operations.
On December 31, 2008, Tod Nielsen, our former President and Chief Executive Officer resigned and Erik E. Prusch, who was originally hired as our Chief Financial Officer, was appointed as our Acting President and Chief Executive Officer, in accordance with our succession plan. We have a succession plan in place and the Chairman of our Board has taken on additional oversight duties, Prior to this change, in the third quarter of 2008, we hired a new Senior Vice President of Worldwide Field Operations. We also restructured other management positions related to our cost cutting efforts described below. These changes included departures of our former Senior Vice President of Research & Development in January 2009 and our former Senior Vice President, General Counsel and Secretary in February 2009. We promoted from within to fill these roles. We believe we have a qualified leadership team in place for the company. However, it may take some transition time for the new management team to learn to work together effectively. There can be no assurance that the changes in management will lead to an improvement in our ability to execute our business and there is a risk that our operations may be adversely affected. If our operations are adversely impacted, our business and financial condition may be harmed.
We are in the process of making changes to our financial reporting systems, which may impact our ability to comply with our financial reporting and accounting obligations.
We are continuing to implement changes in financial reporting systems both in the US and in our international regions. While we have taken measures aimed at protecting data and keeping accurate records, there can be no assurance the transition will be done without causing errors, delays or inefficiencies. If we fail to staff our accounting and finance function adequately or maintain adequate internal control over financial reporting, we may be unable to report our financial results accurately or in a timely manner and our business, results of operations and financial condition may suffer.
We are in the process of implementing plans for reducing expenses and if we fail to achieve the results we expect, there will be a negative effect on our financial condition.
We implemented restructuring plans during 2007 and 2009, which included the consolidation of certain office locations, reductions in capital expenditures, reduction in discretionary spending, reduction in the work force and other cost cutting measures. We may not be able to realize the cost savings we anticipate from these measures. For example, we may not be able to exit facilities with long term leases. The reduction in work force has also involved organization changes and efficiency in our operations may be impacted during the transition period. If we are not able to implement these measures as planned, further cost reduction efforts may be necessary. Our plans to reduce expenses may not be completed in a timely manner, which would impair our long-term goal to achieve sustainable profitability and positive cash flow.

Our common stock has declined over the past two years. If our stock price does not increase, we may not attract as many investors. In addition, we may be at risk for satisfying the minimum listing requirements of the Nasdaq Global Market.
Our common stock is listed on the Nasdaq Global Market under the symbol BORL. As of February 25, 2009, our 52 week low in our stock price was $0.38. In order for our common stock to continue to be listed on the Nasdaq Global Market, we must satisfy various listing maintenance standards established by Nasdaq, including the requirement that to maintain a minimum closing bid price of $1.00 per share. Nasdaq has waived this requirement until April 20, 2009. After the expiration of the waiver, if our stock price does not stabilize above $1.00 per share, we could risk delisting. Delisting would limit our ability to attract investors and, more importantly, we would risk triggering the redemption right of the holders of our 2.75% Convertible Senior Notes due 2012 (the “Notes”). If holders exercised their redemption right, we would need to repurchase all of the outstanding principal and interest on the Notes, which was $161.0 million as of December 31, 2008. After redeeming the Notes, we may not have sufficient operating cash. In such event, we would likely seek to obtain additional financing and/or seek shareholder approval for a reverse stock split, however there can be no guarantee that we would be able to obtain financing on favorable terms or at all or that we would obtain shareholder approval. In such circumstances, our financial condition would be harmed.
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
Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. In our Annual Reports on Form 10-K for the year ended December 31, 2006, we reported material weaknesses in our internal control over financial reporting. We have since remediated these deficiencies and continue to spend time and resources to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As reported in Section 9A of this Form 10-K, management concluded that we had no material weakness in our internal control over financial reporting as of December 31, 2008. However, considering that we have and will continue to evolve our business in a changing marketplace, we are continuing to implement changes in our ERP systems and will continue to make corresponding changes in our financial reporting processes, there can be no assurance that material weaknesses will not arise in the future.
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
We were late in filing our Quarterly Reports on Forms 10-Q for the fiscal quarters ended March 31, 2006, June 30, 2006 and September 30, 2006. As a result, during the periods in which these reports were late, we were not in compliance with the continued listing requirements of the Nasdaq Stock Market and, in some cases, with the SEC’s rules and regulations under the Securities Exchange Act of 1934. We are required to comply with these rules as a condition of the continued listing of our stock on the Nasdaq Stock Market.
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
Conversion of the Notes would dilute the ownership interests of existing stockholders.
The terms of the Notes permit the holders to convert the Notes into shares of our common stock at anytime on or after November 15, 2011 or before such time under certain conditions, as described below. The Notes are convertible into our common stock initially at a conversion price of $6.38 per share, which if all Notes outstanding as of December 31, 2008 were converted, would result in an aggregate of approximately 25.0 million shares of our common stock being issued upon conversion, subject to adjustment upon the occurrence of specified events, provided that the total number of shares of common stock issuable upon conversion, as may be adjusted for fundamental changes or otherwise, may not exceed approximately 31.2 million shares. The conversion of some or all of the Notes will dilute the ownership interest of our existing stockholders. Any sales in the public market of the common stock issuable upon conversion could adversely affect prevailing market prices of our common stock.

Each $1,000 of principal of the Notes is initially convertible on or after November 15, 2011 into 156.86 shares of our common stock, subject to adjustment upon the occurrence of specified events. However we may seek to obtain stockholder approval to settle conversions of the Notes in cash and shares of common stock, which approval would require the vote of a majority of shares of our common stock at a stockholder meeting duly called and convened in accordance with our organizational documents, applicable law and the rules of the Nasdaq Stock Market.
In addition, holders may convert their Notes prior to November 15, 2011, if: (1) the price of our common stock reaches $8.29 during specific periods of time, (2) specified corporate transactions occur or (3) the trading price of the Notes falls below a certain threshold. As a result, although the Notes mature in 2012, the holders may require us to convert the Notes prior to maturity. As of the date this Annual Report on Form 10-K was filed with the Securities and Exchange Commission, none of the conditions allowing holders of the Notes to convert prior to November 15, 2011 had occurred.
Under the terms of the Notes, events that we do not control may trigger redemption rights that, if exercised, may have an adverse effect on our liquidity.
Holders of the Notes will have the right to require us to repurchase the Notes upon the occurrence of a fundamental change of Borland, including some types of change of control transactions. We may not have sufficient funds to repurchase the Notes in cash or to make the required repayment at such time or have the ability to arrange necessary financing on acceptable terms. In addition, upon conversion of the Notes, if we have received approval from our stockholders to settle conversions of the Notes in cash and shares of our common stock, we will be required to make cash payments to the holders of the Notes equal to the lesser of the principal amount of the Notes being converted and the conversion value of those Notes. Such payments could be significant, and we may not have sufficient funds to make them at such time. Our failure to repurchase the Notes or pay cash in respect of conversions when required would result in an event of default.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table sets forth the location, approximate square footage and use of each of the principal properties we lease or sublease as of December 31, 2008:

	Approximate
	Square
Location	Footage	Use
Scotts Valley, California — Enterprise Way	149,627	Vacant or subleased
Austin, Texas	47,309	Corporate headquarters, sales, general and administrative and research and development
Cupertino, California	39,839	Sales, general and administrative, excess capacity and marketed for sublease
Atlanta, Georgia	39,839	Sales, customer support and research and development
Singapore	20,258	Sales, general and administrative and research and development
Santa Ana, California	14,311	Sales, research and development
Linz, Austria	14,122	Research and development
Twyford, United Kingdom	13,956	Sales, general and administrative
Langen, Germany	13,624	General and administrative
Belfast, Northern Ireland	13,097	Technical support and subleased
Toronto, Ontario	11,263	Vacant or subleased
We lease or sublease all of these properties. The leases expire at various times through 2021.
We lease office space in other cities in the United States as well as in Europe, Canada, Brazil and various countries in Asia. Our existing facilities are adequate to meet our current and projected needs. We lease approximately 419,000 square feet of office space worldwide, gross of subleasing approximately 81,000 square feet and leases under our restructured facilities, which are approximately 185,000 square feet. As of December 31, 2008 approximately 29% of all leases were vacant.
We presently have excess facilities under lease, one of which is under our 2007 restructuring plan, which we are actively negotiating for sublease. Note 7 to our Consolidated Financial Statements contains further discussion of our restructuring activities.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies we record a liability when we believe it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These accruals are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable; however, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate accruals for any probable and estimable losses. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. We believe that, except as described above, given our current liquidity and cash and investment balances, even were we to receive an adverse judgment with respect to litigation that we are currently a party to, it is likely that such a judgment would not have a material impact on our financial condition, results of operations or liquidity.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of our stockholders, through a solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2008.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Stock Market under the symbol “BORL.” According to the records of our transfer agent and registrar, Mellon Investor Services, L.L.C., we had 2,179 stockholders of record of our common stock as of February 25, 2009. We do not currently pay cash dividends. We intend to retain future earnings for use in our business, and therefore, do not anticipate paying cash dividends in the foreseeable future.
The following table sets forth the high and low closing price per share of our common stock as reported on the Nasdaq Global Stock Market for the periods presented below:

	High	Low
Fiscal 2007
First Quarter	$5.50	$4.89
Second Quarter	$6.20	$5.32
Third Quarter	$6.03	$4.31
Fourth Quarter	$4.49	$2.75
Fiscal Year	$6.20	$2.75

Fiscal 2008
First Quarter	$2.90	$1.79
Second Quarter	$2.08	$1.22
Third Quarter	$1.94	$1.24
Fourth Quarter	$1.51	$0.89
Fiscal Year	$2.90	$0.89
As of February 24, 2009, the most recent practicable date prior to the filing of this Form 10-K, the closing sale price of a share of our common stock was $0.45.

Purchases of Equity Securities

			Total Number of	Maximum Number (or
		Average	Shares (or Units)	Approximate Dollar Value) of
	Total Number	Price Paid	Purchased as Part of	Shares (or Units) that May Yet
	of Shares (or Units)	per share	Publicly Announced	Be Purchased Under the Plans
Period	Purchased	(or Unit)	Plans or Programs	or Programs (1)
Beginning dollar value available to be repurchased as of September 30, 2008				$59,332
October 1, 2008 – October 31, 2008 (2)	2,263	$1.31	—	—
November 1, 2008 – November 30, 2008 (2)	3,306	$1.08	—	—
December 1, 2008 – December 31, 2008 (2)	—	$—	—	—

Total shares repurchased	5,569	$1.17	—	$59,332

Ending dollar value available to be repurchased under the Discretionary Program as of December 31, 2008 (1)				$59,332

(1)
In September 2001, our Board of Directors authorized the use of up to $30 million to repurchase shares of our outstanding common stock under a discretionary stock repurchase program (“Discretionary Program”). In February 2004, our Board of Directors authorized an additional $30 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on February 4, 2004. In May 2005, our Board of Directors authorized an additional $75 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the SEC on May 20, 2005. No shares were repurchased through our Discretionary Program during the three months ended December 31, 2008

(2)
Consists of shares of restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards. These share repurchases are not pursuant to our publicly announced Discretionary Program.

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
Five Year Summary

	Fiscal Year
	2008	2007 (d)	2006	2005	2004
	(In thousands, except per share data)
Selected Consolidated Statements of Operations Data
Total revenues	$172,027	$211,783	$304,660	$276,743	$309,548
Restructuring, amortization of other intangibles, acquisition-related expenses and other expenses (a)	$3,871	$11,533	$22,073	$20,611	$9,841
Impairment of goodwill	$184,601	$—	$—	$—	$—
Operating income (loss)	$(213,116)	$(41,509)	$(53,093)	$(34,975)	$18,674
Other income items (b)	$10,029	$—	$1,658	$4,372	$—
Income (loss) from continuing operations	$(204,372)	$(41,400)	$(51,953)	$(29,832)	$11,370
Loss from discontinued operations (c)	$(11,350)	$(17,805)	$—	$—	$—
Net income (loss)	$(215,722)	$(59,205)	$(51,953)	$(29,832)	$11,370
Income (loss) per share from continuing operations — basic	$(2.81)	$(0.57)	$(0.67)	$(0.38)	$0.14
Income (loss) per share from continuing operations — diluted	$(2.81)	$(0.57)	$(0.67)	$(0.38)	$0.14
Loss per share from discontinued operation — basic and diluted	$(0.15)	$(0.24)	$—	$—	$—
Net income (loss) per share — basic	$(2.96)	$(0.81)	$(0.67)	$(0.38)	$0.14
Net income (loss) per share — diluted	$(2.96)	$(0.81)	$(0.67)	$(0.38)	$0.14
Shares used in computing basic income (loss) per share	72,805	72,875	77,096	77,557	80,425
Shares used in computing diluted income (loss) per share	72,805	72,875	77,096	77,557	82,052

	Fiscal Year
	2008	2007	2006	2005	2004
	(In thousands)
Selected Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$167,707	$158,866	$55,317	$175,078	$221,198
Total assets	$252,982	$543,997	$443,899	$464,530	$515,283
Total long-term obligations	$187,755	$230,131	$15,689	$15,514	$8,930

(a)
Charges consisted of net restructuring costs resulting from workforce reduction activities and facility lease exit costs, amortization of other intangibles, acquisition-related expenses including acquired in-process research and development expenses and earn-out provisions associated with acquisitions of companies or technologies. See Note 7 to the Consolidated Financial Statements.

(b)
In the year ended 2008, other income consisted of gains recognized on the redemption of our Convertible Senior Notes. See Note 9 of the Consolidated Financial Statements. In the years prior to 2008, other income consisted of a gain on sale of fixed assets and gains or collections on investments previously written down or written off.

(c)
Net loss from discontinued operation, net of taxes consisted of income (loss) from operation of discontinued operation and loss on disposal of discontinued operation related to the sale of substantially all of the assets, operations and certain liabilities of our IDE tools business to Embarcadero on June 30, 2008. See Note 6 of the Consolidated Financial Statements for more details on our discontinued operation.

(d)
The Company’s IDE operations were accounted for and reported as an operating segment, as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), named CodeGear beginning on January 1, 2007. In addition, these operations also began to meet the criteria of “component of an entity” in SFAS 144 at this time. The CodeGear operations were discontinued in 2008 in conjunction with the sale to Embarcadero. Consequently, the Company has presented its 2008 and 2007 Consolidated Statements of Operations reflecting the operating results of the CodeGear segment within discontinued operation. As the Company’s IDE operation did not comprise a component of an entity as defined in SFAS 144 prior to January 1, 2007, the Consolidated Statement of Operations for 2006 and prior periods has not been revised to reflect discontinued operation.

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
Recent Changes in our Management Team
On December 31, 2008, Tod Nielsen resigned as our President and Chief Executive Officer. Mr. Nielsen will continue to serve as a director on our Board of Directors. In accordance with our Short Term CEO Succession Plan, Erik Prusch, the Company’s Chief Financial Officer, was appointed to serve as the Acting President and Chief Executive Officer. We have a succession plan in place and the Chairman of our Board of Directors has taken on additional oversight duties. Inaddition, connection with our cost cutting initiatives, (i) Peter Morowski, our former Senior Vice President of Research and Development, terminated his employment effective January 23, 2009 and Chuck Maples, who previously served as our Vice President of Products, was promoted to serve as our Senior Vice President of Research and Development on February 5, 2009; and (ii) Gregory J. Wrenn, our former Senior Vice President, General Counsel and Secretary, terminated his employment effective February 20, 2009 and Melissa Frugé, who previously served as our Vice President and Associate General Counsel, was appointed to serve as our Vice President, General Counsel and Secretary on February 20, 2009. We believe we have a qualified management team in place to lead Borland. However, it may take some transition time for the new management team to learn to work together effectively and, while be believe that the new team will improve our ability to execute our business, there can be no assurance that there will be a positive impact in the near or long term.
Overview of our Business
Borland is a leading vendor of Open Application Lifecycle Management solutions, or ALM, which represents the segment of the ALM market in which vendors’ solutions are flexible enough to support a customer’s specific processes, tools and platforms. Open ALM is a customer-centric approach to helping IT organizations transform software delivery into a managed, efficient and predictable business process. We offer a combination of software products as well as consulting and education services to help our customers better manage the growing complexity of software development. Our goal is to provide customers with a foundation which will allow them to consistently deliver software on-time, on-budget and with increased business value.
Borland’s solutions address four critical ALM processes: Software Delivery Management, Requirements Definition & Management, Lifecycle Quality Management and Software Change Management. Each solution can play an important role in helping enterprises manage the complexity of software development and delivery by providing business, development and operational teams with increased visibility and control over all phases of the software delivery lifecycle. We believe this is especially crucial for large enterprises working within heterogeneous and distributed environments.
We have been evolving our business and strategy in recent years in response to the many changes occurring in the software industry and specifically in our market. According to a March 2008 Forrester study, ALM adoption by enterprises in North America and Europe has increased an average of 30% year over year since 2005. In a July 2008 report, Gartner found that the ALM market grew 11.2% between 2006 and 2007, from $1.14 to $1.26 billion. In order to capitalize on the ALM market growth, over the past several quarters we have made changes to our overall product portfolio, our worldwide services organization, our R&D investments, as well as our global sales and marketing models to reflect our Open ALM vision and product strategy. As part of this transformation, we have shifted our focus from selling individual stand-alone products to selling more multi-product, enterprise-class solutions.
As a part of Borland’s strategic focus, we sold the assets of our CodeGear division on June 30, 2008, which included its Integrated Developer Environment (“IDE”) and database products and services. We now operate as a single segment which includes our Open ALM products and services and Deployment Products Group, or DPG, products and services. DPG includes VisiBroker and AppServer products. The deployment products are application middleware for high-performance, low-latency, transaction-intensive applications. As a result of the sale of our CodeGear division on June 30, 2008, the remainder of this section will be focused on our continuing operations.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The application of GAAP requires us to make estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. Changes in these accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by us, particularly in light of the uncertainty of the current economic environment. To the extent there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations will be affected.
On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, provision for doubtful accounts, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, and contingencies and litigation, among others. We base our estimates on historical experience, assessement of current economic factors, and various other assumptions that we believe are reasonable under the circumstances.
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
Revenue Recognition
We derive revenue from licenses of our software and sales of related services, which include, post-contract customer support (“PCS”), consulting and education. We recognize software revenue in accordance with American Institute of Certified Public Accountants Statement of Position, Software Revenue Recognition, or SOP 97-2, and SOP No. 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions, and in certain instances in accordance with SOP 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts or SEC Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104.
We recognize license fees on contracts, which do not involve significant implementation or integration essential to the functionality of our products upon delivery when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is probable. For arrangements with multiple elements, we determine the value for services based upon vendor specific objective evidence (“VSOE”). VSOE for the consulting services element is based upon the standard rates we charge for services, given the complexity of the services and experience of the professional performing the services, or the amount charged on similar transactions. VSOE for annual PCS is based on the stated future renewal rates, if substantive, included in our contracts. We recognize revenue for the license portion of a multiple element arrangement based upon the residual contract value. We generally recognize revenue for software licensed for a specific time period, or license term, upon delivery provided that all other requirements of SOP 97-2 are met and allocations between license and maintenance revenue are made using a consistent and rational allocation method. We assess collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine the collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of payment. If we determine that a fee is not fixed or determinable, we defer the fee and recognize revenue as the payments become due and payable.

For solutions which involve significant implementation or integration essential to the functionality of our software, we recognize license and service revenues on either a percentage-of-completion basis or a completed-contract basis depending on whether or not we can obtain reliable estimates of the progress towards completion of the work. Percentage-of-completion accounting often involves complex accounting decisions, judgments and estimates including recoverability of unbilled amounts. We classify revenues from these arrangements as license and/or service revenues, based upon the estimated fair value of each element based upon VSOE. During 2008, 2007, and 2006 contracts accounted for on a completed-contract basis or a percentage-of-completion basis were not significant.
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
Accounting for Discontinued Operation and Reportable Segments
On June 30, 2008, we sold substantially all of the assets (excluding accounts receivable), operations and certain liabilities of our IDE tools business, which was operated as our CodeGear division, to Embarcadero Technologies, Inc. (“Embarcadero”). The closing of this sale (the “CodeGear Asset Sale”) was pursuant to the Purchase Agreement entered into by us and Embarcadero and certain of our foreign subsidiaries on May 6, 2008.
The total consideration was $20.3 million, which is net of closing adjustments. On February 20, 2009, the Company received a working capital adjustment of $0.4 million.
We account for our discontinued operation under the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Accordingly, we classify results of operations and the related charges for discontinued operation as “income (loss) from operations of discontinued operation, net of applicable taxes” in the accompanying Consolidated Statements of Operations. SFAS 144 requires that reclassifications be made for discontinued operation in current and prior periods. Our IDE operations were accounted for and reported as an operating segment, as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), named CodeGear beginning on January 1, 2007. In addition, these operations also began to meet the criteria of “component of an entity” in SFAS 144 at this time. The CodeGear operations were discontinued in the period ended June 30, 2008 in conjunction with the sale to Embarcadero. Consequently, we have has presented our 2008 and 2007 Consolidated Statements of Operations reflecting the operating results of the CodeGear segment within discontinued operation. As our IDE operations did not comprise a component of an entity as defined in SFAS 144 prior to January 1, 2007, our Statement of Operations for 2006 has not been reclassified to reflect discontinued operation.
Following the disposition, the Company operates under one reportable segment. See Note 6 to our Consolidated Financial Statements for further discussion on the CodeGear Asset Sale. The discussion of IDE operations within this Management’s Discussion and Analysis and footnotes to the Consolidated Financial Statements within this Form 10-K is consistent with the financial statement presentation outlined in the above paragraph. Discussion of revenues and expenses include IDE operations for the year ended December 31, 2006 but does not include such operations for the years ended December 31, 2008 and 2007.
Accounting for Acquisitions
On January 2, 2008, we executed a Share Purchase Agreement to purchase all of the outstanding shares of Simunication, Inc. (“Simunication”) for approximately $2.4 million, including $450,000 of assumed liabilities. Simunication was a Canadian-based provider of leading edge software simulation technology for global organizations that develop software for external or internal use. The Company funded this acquisition with available cash. Pro forma financial information has not been provided as the acquisition did not have a material impact on the Company’s results of operations. The purchase price of the transaction was allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, including identifiable intangible assets, with the remaining amount being recorded as goodwill. The estimated fair value of the net assets acquired was approximately $2.0 million, of which approximately $1.8 million was allocated to acquired developed technology. The acquired developed technology is being amortized over seven years.

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
We account for acquisitions as purchases in accordance with the provisions of SFAS No. 141, Business Combinations. As such, we report all acquired tangible and identifiable intangible assets and assumed liabilities of acquired companies at fair value. Our determination of the values of acquired intangibles is based on the discounted cash flow method. We recognize the fair value of purchased identifiable intangibles as an operating expense over the estimated useful life of the identifiable intangible, unless the identifiable intangible is determined to have an indefinite life. We recognize the fair value associated with in-process technology as an operating expense during the period the transaction is consummated. We value employee stock options assumed as part of acquisitions using the Black-Scholes valuation model. The value of all vested awards and the value of unvested awards in excess of the intrinsic value of the unvested awards are included as part of the purchase consideration. We report the intrinsic value of the unvested awards as compensation and record it as an operating expense over the remaining vesting period of the award. We value our stock issued as part of the purchase consideration based upon the average of the closing price for the five-day trading period surrounding the transaction. We report total consideration in excess of the fair value of the acquired tangible and identifiable intangible assets, net of assumed liabilities, as goodwill. See Note 6 to our Consolidated Financial Statements for more information on our acquisitions.
Impairment of Goodwill and Intangible Assets
Goodwill and identifiable intangibles are accounted for in accordance with SFAS No. 141 Business Combinations, or SFAS 141 and SFAS No. 142 Goodwill and Other Intangible Assets, or SFAS 142. Under SFAS 142, goodwill must be tested for impairment annually. We perform our annual impairment testing during the third quarter of our fiscal year. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Following the CodeGear Asset Sale (which closed June 30, 2008), we have a single reporting unit to be tested.
Impairment testing of goodwill is performed in two steps. First, the carrying value of the reporting unit is compared to the fair value of the reporting unit. Our step one goodwill impairment test involves the following activities: (i) estimating the value of total invested capital, which consists of the value of interest bearing debt plus equity; and (ii) comparing the total invested capital value to its carrying amount (book value), to ascertain a potential of goodwill impairment. For purposes of the step one analysis, to determine our fair value we utilized approaches which focused on our ability to produce income and the estimated consideration which we would receive if there were to be a sale of Borland. Consideration is given to our discounted projected future cash flows, our market capitalization and market multiples of comparable companies within the industry. If the carrying value is less than the fair value, no goodwill impairment charge is recorded. However, should the carrying amount for the reporting unit exceed its fair value, then we proceed to the second step of the goodwill impairment testing.
The second step of the impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of the goodwill, the impairment loss shall be recognized as an operating expense in an amount equal to that excess. Step two testing includes the following activities: (i) identifying and determining the fair value of the assets and liabilities of the company; (ii) determining the fair value of the goodwill based upon the residual of the hypothetical purchase consideration determined in step one over the fair value of the subject assets; and (iii) determining the magnitude of goodwill impairment based on a comparison of the fair value of the residual goodwill to its carrying value (or book value).
Our annual impairment review requires extensive use of accounting judgment and financial estimates, including projections about our business, our financial performance and the performance of the market and overall economy. Application of alternative assumptions and definitions could produce significantly different results. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change.

Purchased technology, patents, trademarks and other intangible assets are presented at cost, net of accumulated amortization. Intangible assets are amortized on a straight line basis over their estimated useful lives and assessed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires recognition of impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair value less cost to dispose for assets to be disposed. Fair value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. We test intangible assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In 2008, given the decline in our market capitalization, we tested in the third and fourth quarters.
Restructuring
We report costs associated with employee terminations and other exit activity in accordance with SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities, or (“SFAS 146”), SFAS No. 88, Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”) and SFAS No. 112, Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43, (“SFAS 112”) as applicable. Under SFAS 146, we record employee termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required. In accordance with the guidance provided under SFAS 112 and SFAS 88, we accrue for severance expenses prior to notification for termination benefits that are contractual or required by regional labor laws or are pursuant to a substantive plan where the costs are deemed probable and reasonably estimable.
We recognize the present value of facility lease termination obligations, net of estimated sublease income and other exit costs, when we have future payments with no future economic benefit or a commitment to pay the termination costs of a prior commitment. In future periods we will record accretion expense to increase our liability to an amount equal to the estimated future cash payments necessary to exit the leases. Accounting for facility restructuring costs require a significant amount of judgment and management estimation in order to determine the expected time frame it will take to find a subtenant, the amount of sublease income to be received and the appropriate discount rate to calculate the present value of the future cash flows. Should actual lease exit costs differ from our estimates, we may be required to adjust our restructuring charge which would impact net income in the period such adjustment was recorded. See Note 7 of our Consolidated Financial Statements for more information on our restructuring charges.
Allowances for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management specifically analyzes accounts receivable, historical bad debt patterns, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our gross accounts receivable balance was $34.3 million and $60.7 million as of December 31, 2008 and 2007, respectively. Our allowance for doubtful accounts was $1.2 million and $6.1 million as of December 31, 2008 and 2007, respectively.

Investment Securities
We report investments in debt and marketable equity securities, and equity securities in our investment portfolio, at fair market value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. We classify our investment securities as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized gains and losses on these securities are included in other comprehensive income. Realized gains and losses are included in earnings. We regularly review investment securities for other than temporary impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of any market declines, our intent and ability to hold to maturity or until forecasted recovery, and the financial health of and specific prospects for the issuer. Unrealized losses that are other than temporary are recognized in earnings.
Income Taxes
We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.
Deferred income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109. Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss carryforwards. Based on the weight of the available evidence, we have provided a valuation allowance against substantially all of our net deferred tax assets. Management will continue to evaluate the realizability of the deferred tax assets and related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss amongst the domestic and foreign tax jurisdictions in which we operate.
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

Recent Accounting Pronouncements
Refer to Note 2 of the notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the expected dates of adoption and potential effects on our financial position, results of operations and cash flows.
Results of Operations
The following table presents our Consolidated Statements of Operations data and the related percentage of total revenues for 2008, 2007 and 2006 (dollars in thousands):

	Year Ended December 31,
	2008		2007		2006
License and other revenues	$68,100	40%	$96,686	46%	$165,886	54%
Service revenues	103,927	60	115,097	54	138,774	46

Total revenues	172,027	100	211,783	100	304,660	100
Cost of license and other revenues	3,494	2	2,870	1	7,439	3
Cost of service revenues	33,183	19	38,185	18	55,381	18
Amortization of acquired intangibles and other charges	8,194	5	8,445	4	6,972	2

Cost of revenues	44,871	26	49,500	23	69,792	23

Gross profit	127,156	74	162,283	77	234,868	77

Selling, general and administrative	107,933	63	151,512	72	195,710	65
Research and development	43,867	26	40,747	19	70,178	23
Restructuring, amortization of other intangibles, acquisition-related expenses and other expenses	3,871	2	11,533	5	22,073	7
Impairment of goodwill	184,601	107	—	—	—	—

Total operating expenses	340,272	198	203,792	96	287,961	95

Operating loss	(213,116)	(124)	(41,509)	(20)	(53,093)	(17)

Interest income	5,451	3	8,723	4	3,168	1
Interest expense	(6,501)	(4)	(5,369)	(3)	(374)	(0)
Gain on debt repurchase, net	10,029	6	—	—	—	—
Gain on sale of fixed assets	—	—	—	—	1,658	1
Other income (expense)	348	0	(1,023)	(0)	(790)	(0)

Loss from continuing operations before income taxes	(203,789)	(118)	(39,178)	(18)	(49,431)	(16)

Income tax provision	(583)	(0)	(2,222)	(1)	(2,522)	(1)

Loss from continuing operations	$(204,372)	(119)	$(41,400)	(20)	$(51,953)	(17)

Loss from operation of discontinued operations	$(9,831)	(6)	$(17,805)	(8)	$—	—
Loss on disposal of discontinued operations	(1,519)	(1)	—	—	—	—

Loss from discontinued operations	$(11,350)	(7)	$(17,805)	(8)	$—	—

Net loss	$(215,722)	(125)%	$(59,205)	(28)%	$(51,953)	(17)%

Impact of the Economic Climate on Our Operating Results and Market Capitalization
We have experienced declines in our revenue over the past several quarters, as shown by our results above and the analysis below. We believe the continued deterioration of the global economy has contributed to our performance. In addition, the strengthening of the U.S. dollar against certain of the functional currencies of our significant subsidiaries also negatively impacted our revenues, although this impact was partially offset by similar reductions in operating expenses. The strength of the global economy has recently been in decline due to several factors, including difficulties in the residential real estate and mortgage markets, volatility in fuel and other energy costs and problems in the financial services and credit markets. We believe such macroeconomic factors affect the budgeting and purchasing behavior of our customers. In addition, we believe that the declines in our stock price and market capitalization have been adversely impacted by our performance and the global economy as well. We have engaged in cost cutting and cost saving initiatives with a goal of minimizing the impact on our overall results. However, we cannot predict when the economy, our results or our stock price may improve. Uncertainty about future economic conditions also makes it difficult for us to forecast operating results and to make decisions about future costs and investments.

Total Revenues
The following table presents our total revenue for 2008, 2007 and 2006 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2008	$	%	2007	$	%	2006
Total revenues	$172,027	$(39,756)	(19%)	$211,783	$(92,877)	(30%)	$304,660
We derive revenue from licenses of our software and the sale of related services. No single customer represented greater than 10% of our total revenues in 2008, 2007 and 2006.
License and Other Revenues by Product
We currently have two major product categories: Application Lifecycle Management (“ALM”), which includes our StarTeam, Silk, Caliber and Dynatrace; and Deployment Product Group also sometimes referred to as our Middleware Applications (“DPG”), which includes our VisiBroker and AppServer products; Our 2006 revenues include Integrated Development Environment (“IDE”) product category, which included JBuilder, Delphi, Delphi for PHP, C++Builder, C# Builder, Turbo and Interbase products. The operations related to the IDE product category met the criteria of a component of an entity in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) in 2007 and 2008. Additionally, substantially all of the assets, operations and certain liabilities of the component were sold in 2008. As a result, revenues and expenses for the IDE component were reclassified to discontinued operation in our 2007 and 2008 Consolidated Statements of Operations. Refer to Note 6 of the Consolidated Financial Statements for more information regarding our discontinued operation.
The following table presents our revenues by product (in thousands):

	2008			2007			2006
	ALM	DPG	Total	ALM	DPG	Total	ALM	DPG	IDE	Total
License and other revenues	$43,025	$25,075	$68,100	$70,253	$26,433	$96,686	$85,030	$29,224	$51,632	$165,886
Service revenues	86,026	17,901	103,927	95,418	19,679	115,097	90,352	24,373	24,049	138,774

Total	$129,051	$42,976	$172,027	$165,671	$46,112	$211,783	$175,382	$53,597	$75,681	$304,660

License and Other Revenues
The following table presents our license and other revenues for 2008, 2007 and 2006 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2008	$	%	2007	$	%	2006
License and other revenues	$68,100	$(28,586)	(30%)	$96,686	$(69,200)	(42%)	$165,886
As percent of total revenues	40%			46%			54%
License and other revenues principally represent amounts for license fees earned for granting customers the right to use and distribute our software products. License and other revenues decreased $28.6 million in 2008 from 2007. ALM license revenues decreased 39% to $43.0 million in 2008 from 2007. This decrease was primarily the result of lower sales of our Caliber, Silk, Together and StarTeam products as well as operational changes and the economic environment. License revenues from our DPG products decreased 5% to $25.1 million. The decrease was primarily driven by a $2.1 million decrease in sales of our AppServer products.
ALM license revenues decreased 17% to $70.3 million in 2007 from 2006. This decrease was the result of lower sales of our Caliber, Control Center, Optimizelt and StarTeam products, partially offset by growth in our Silk products, which we obtained through our acquisition of Segue in April 2006. License revenues from our DPG products decreased 10% to $26.4 million. The decrease was primarily driven by lower sales of our VisiBroker and AppServer products. License revenues from our IDE products were reclassified to income (loss) from discontinued operation on the consolidated statement of operations in 2007. Refer to Note 6 of our notes to Consolidated Financial Statements for further information regarding our discontinued operation.

Service Revenues
The following table presents our service revenues for 2008, 2007 and 2006 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2008	$	%	2007	$	%	2006
Technical support	$81,886	$(4,834)	(6%)	$86,720	$(12,993)	(13%)	$99,713
Consulting and education services	$22,041	$(6,336)	(22%)	$28,377	$(10,684)	(27%)	$39,061

Service revenues	$103,927	$(11,170)	(10%)	$115,097	$(23,677)	(17%)	$138,774
As percent of total revenues	60%			54%			46%
Service revenues represent amounts earned for technical support, which includes call support, maintenance and upgrades and for consulting and education services for our software products. Service revenues decreased $11.2 million to $103.9 in 2008, as compared to $115.1 in 2007 driven by the overall decrease in our technical support, consulting and education services revenues. Technical support revenues decreased $4.8 million to $81.9 million in 2008 compared to $86.7 million in 2007 primarily attributable to lower revenues in our Together, AppServer and VisiBroker products. Consulting and education services revenues decreased $6.3 million to $22.0 million in 2008 compared to $28.4 million in 2007, primarily due to reduced numbers of consulting engagements as a result of continued focus on license driven consulting projects rather than consulting only projects.
Service revenues decreased $23.7 million to $115.1 million in 2007, as compared to $138.8 million 2006. Technical support revenues decreased $13.0 million to $86.7 million in 2007 compared to $99.7 million in 2006. The decrease was due primarily to reclassification of our IDE products to discontinued operation in our 2007 Consolidated Statements of Operations, partially offset by support revenue growth in our Caliber, StarTeam and Together products. Consulting and education services revenues decreased $10.7 million to $28.4 million in 2007 compared to $39.1 million in 2006. The decrease was primarily attributable to a focus on more license driven consulting projects versus pure consulting engagements.
International Revenue
International revenues represented 53%, 53% and 52% of total revenues in 2008, 2007 and 2006, respectively.
The following table presents our total revenue by country and their percentage of total revenues for 2008, 2007 and 2006 (dollars in thousands):

	2008		2007		2006
United States	$80,562	47%	$99,028	47%	$147,050	48%
Germany	17,133	10%	24,350	11%	29,210	10%
United Kingdom	10,444	6%	24,763	12%	24,427	8%
All other countries	63,888	37%	63,642	30%	103,973	34%

Total revenues	$172,027	100%	$211,783	100%	$304,660	100%

No other single country accounted for revenues greater than 10% of total revenues in 2008, 2007 and 2006.
Our international revenues are influenced by fluctuations in foreign currencies and would be harmed if the U.S. dollar were to strengthen against major foreign currencies, primarily the Euro, the United Kingdom Pound Sterling and the Japanese Yen.

Regional Revenues
The following table presents our total revenues by region and percentage of total revenues for 2008, 2007 and 2006 (dollars in thousands):

	Year Ended December 31,
	2008		2007		2006

Total revenues by geographic region:
Americas	$98,919	57%	$118,564	56%	$168,278	55%
EMEA	48,076	28%	70,981	33%	99,218	33%
Asia Pacific	25,032	15%	22,238	11%	37,164	12%

Total revenues	$172,027	100%	$211,783	100%	$304,660	100%

Our Americas operations include our activities in the United States as well as subsidiaries and branch offices in Brazil and Canada. Our Europe, Middle East and Africa, or EMEA operations include activities of our subsidiaries and branch offices in Finland, France, Germany, Ireland, Italy, the Netherlands, Spain, Sweden and the United Kingdom. Our Asia Pacific, or APAC operations include activities of our subsidiaries and branch offices in Japan, Singapore, Australia and India.
Americas. Revenues in the Americas region decreased $19.7 million, or 17% to $98.9 million in 2008, compared to $118.6 million in 2007. ALM license revenues decreased $11.6 million, or 31%, in 2008, compared to 2007 due primarily to lower large deal volume. Additionally, DPG license revenues decreased in 2008 by $1.4 million. Service revenues decreased $6.7 million, or 9%, in 2008. ALM service revenues decreased $6.4 million in 2008. This decrease is primarily due to a large number of enterprise-level customers that purchased multi-product solutions with technical support contracts attached in 2007. DPG service revenues also decreased by $0.3 million in 2008.
Revenues in the Americas region decreased $49.7 million, or 30% to $118.6 million in 2007, compared to $168.3 million in 2006. The decrease in revenues is primarily attributable to the reclassification of our IDE products loss from discontinued operation on the consolidated statement of operations in 2007. Refer to Note 6 of our notes to Consolidated Financial Statements for further information regarding our discontinued operation. Additionally, our ALM license revenues decreased $20.6 million due primarily to lower large deal volume in our ALM business. ALM service revenues increased $3.0 million in 2007 primarily due to increases in technical support revenues. The strength in technical support revenues was attributable to our expanding base of enterprise-level customers who have purchased multi-product solutions with technical support contracts attached. This increase was partially offset by lower service revenues from our DPG products.
EMEA. Revenues in the EMEA region decreased $22.9 million, or 32%, to $48.1 million in 2008, compared to $71.0 million in 2007. License revenues decreased $17.7 million in 2008, compared to 2007, due to primarily to ALM license revenues decreasing $14.6 million and DPG license revenues decreasing $3.1 million. Service revenues decreased $5.2 million, which is primarily due to a decrease of $3.3 million in ALM service revenues and $1.9 million in DPG service revenues. The decrease in ALM service revenues is primarily attributable to lower consulting and education services revenues. The decrease in DPG service revenues is principally driven by lower support revenues.
Revenues in the EMEA region decreased $28.2 million, or 28%, to $71.0 million in 2007, compared to $99.2 million in 2006. License revenues decreased $19.7 million in 2007, compared to 2006, due to primarily to a IDE license revenues decreasing $24.0 million and DPG license revenues decreasing $1.5 million, which are partially offset by an increase in ALM license revenues by $5.9 million. Service revenues decreased $8.6 million, which is primarily due to a decrease of $8.6 million in IDE service revenues and $1.5 million in DPG service revenues. The decreases in IDE and DPG service revenues were partially offset by a $1.5 million increase in ALM service revenues. The decrease in IDE revenues was due to reclassification of our IDE products to loss from discontinued operation on the consolidated statement of operations in 2007. Refer to Note 6 of our notes to Consolidated Financial Statements for further information regarding our discontinued operation.
APAC. Revenues in the APAC region increased $2.8 million, or 13%, to $25.0 million in 2008, compared to $22.2 million in 2007 due primarily to an increase in DPG license and service revenues of $3.6 million, partially offset by a decrease in ALM license revenues.
Revenues in the APAC region decreased $14.9 million, or 40%, to $22.2 million in 2007, compared to $37.2 million in 2006 due primarily to a decline in IDE license and service revenues of $14.7 million. The decrease in IDE revenues was due to the reclassification of our IDE products to loss from discontinued operation on the consolidated statement of operations in 2007. Refer to Note 6 of our notes to Consolidated Financial Statements for further information regarding our discontinued operation.

Cost of Revenues
The following table presents our cost of revenues for 2008, 2007 and 2006 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2008	$	%	2007	$	%	2006
Cost of license and other revenues	$3,494	$624	22%	$2,870	$(4,569)	(61)%	$7,439
As percent of license and other revenues	5%			3%			4%
Cost of service revenues	$33,183	$(5,002)	(13)%	$38,185	$(17,196)	(31)%	$55,381
As percent of service revenues	32%			33%			40%
Amortization of acquired intangibles and other charges	$8,194	$(251)	(3)%	$8,445	$1,473	21%	$6,972
As percent of license and other revenues	12%			9%			4%
Cost of License and Other Revenues
Cost of license and other revenues consist primarily of variable costs including royalties paid to third-party vendors, production costs and product packaging costs. Costs of licensing and other revenues tend to fluctuate with changes in product mix. Cost of license and other revenues increased primarily due to costs incurred in connection with a product distributorship arrangement in Brazil which began in the second quarter of 2008. These costs were partially offset by a decrease of cost associated with the manufacturing of our products in 2008.
The reductions in the cost of license and other revenues on an absolute dollar basis when comparing 2007 to 2006 were principally attributable to reclassification of expenses for the IDE component to discontinued operation in our 2007 and 2008 Consolidated Statements of Operations. Refer to Note 6 of the Consolidated Financial Statements for more information. On a percentage of revenue basis, cost of license revenues reduced by 1% in 2007 compared to 2006.
Cost of Service Revenues
Cost of service revenues consist primarily of salaries and benefits, third-party contractor costs and related expenses incurred in providing technical support, consulting and education services. Cost of services revenues decreased $5.0 million in 2008 to $33.2 million, compared to $38.2 million in 2007. The overall decrease in cost of services as a percentage of service revenues in 2008, compared to 2007, was attributable to the reduction of non-billable headcount, and improved resource utilization. Accordingly, our service gross profit increased slightly in 2008, compared with 2007. Service gross profit was 68%, 67% and 60% of revenues in 2008, 2007 and 2006, respectively.
Cost of services revenues decreased $17.2 million in 2007 to $38.2 million, compared to $55.4 million in 2006. The overall decrease in cost of services as a percentage of service revenues in 2007, compared to 2006, was attributable to reclassification of expenses for the IDE component to discontinued operation in our 2007 and 2008 Consolidated Statements of Operations. Refer to Note 6 of the Consolidated Financial Statements for more information. Additionally, the cost of service revenues decreased due to reduction of non-billable headcount, improved resource utilization, lower negotiated rates with third-party contractors and effective cost management through consolidation of worldwide call centers from nine to three.
Amortization of Acquired Intangibles and Other Charges
Amortization of acquired intangibles and other charges consists of the amortization of acquired developed technology, maintenance agreements and customer relationships. Amortization of acquired intangibles and other charges did no fluctuate significantly from 2008 to 2007.
Amortization of acquired intangibles and other charges increased 21%, or $1.5 million, during 2007 compared to 2006 due to our acquisition of Segue in April 2006.

Operating Expenses
Selling, General and Administrative Expenses
The following table presents our selling, general and administrative expenses for 2008, 2007 and 2006 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2008	$	%	2007	$	%	2006
Selling, general and administrative expenses	$107,933	$(43,579)	(29)%	$151,512	$(44,198)	(23)%	$195,710
As percent of total revenues	63%			72%			64%
Selling, general and administrative expenses primarily consist of employee salaries and benefits, sales commissions, marketing programs, professional fees and facilities and equipment costs. Selling, general and administrative expenses decreased 29%, or $43.6 million to $107.9 million in 2008, compared to $151.5 million in 2007. These reductions are attributable to our ongoing restructuring activities combined with continued optimization of our back-office operations and infrastructure. Payroll and employee benefit expenses were reduced by $17.7 million, marketing expenses were reduced by $4.1 million and outside services expenses were reduced by $10.8 million. The decrease in payroll expense is primarily due to our restructuring initiatives and lower revenues resulting in lower commissions. Lower spending on marketing programs, reduced consulting costs and tax and audit fees attributed to the decrease in marketing and outside services expenses. Additionally, the facilities costs decreased by $2.5 million due to reduction in occupied square footage. Also contributing to lower selling, general and administrative expenses in 2008 are decreases in bad debt expense, and depreciation expenses of $2.8 million and $1.2 million, respectively.
Selling, general and administrative expenses decreased 23%, or $44.2 million to $151.5 million in 2007, compared to $195.7 million in 2006. The decrease resulted primarily from the disposal of CodeGear assets and reclassification of related revenues and expenses to discontinued operation on our Consolidated Statement of Operations in 2007. (see Note 6 of our Consolidated Financial Statements for more information on our discontinued operation).
Research and Development Expenses
The following table presents our research and development expenses for 2008, 2007 and 2006, and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2008	$	%	2007	$	%	2006
Research and development expenses	$43,867	$3,120	8%	$40,747	$(29,431)	(42)%	$70,178
As percent of total revenues	26%			19%			23%
Research and development expenses primarily consist of employee salaries, benefits and other related costs of our engineering staff, external personnel costs, facilities and equipment costs. Research and development expenses increased 8%, or $3.1 million, to $43.9 million in 2008, compared to $40.7 million in 2007. The increase is attributable to increases in payroll expenses due to investments in BMS.
Research and development expenses decreased 42%, or $29.4 million, to $40.7 million in 2007, compared to $70.2 million in 2006. The decrease resulted primarily from the formation of a segment for the IDE operations in 2007 and its subsequent disposal and reclassification to discontinued operation on our Consolidated Statement of Operations in 2007. See Note 6 of our Consolidated Financial Statements for more information on our discontinued operation. The decrease is also due to a reduction in headcount and headcount related expenses as a result of a realignment and optimization of product development teams.

Impairment of Goodwill, Restructuring, Amortization of Other Intangibles, Acquisition-Related Expenses and Other Charges
The following table summarizes our impairment of goodwill, restructuring, amortization of other intangibles, acquisition-related expenses and other charges activity for 2008, 2007 and 2006 (dollars in thousands):

	2008	2007	2006
Impairment of goodwill	$184,601	$—	$—
Restructuring	3,012	8,853	12,880
Amortization of other intangibles	540	413	557
Acquisition-related expenses	319	2,267	3,836
In-process research and development	—	—	4,800

Total	$188,472	$11,533	$22,073

Impairment of Goodwill: An overview of our goodwill impairment analysis is provided above under “Critical Accounting Policies and Estimates.”
We perform our annual goodwill testing in the third quarter of each year, absent any other triggering events during other quarters, as required by Statement of Financial Accounting Standards No. 142 (“SFAS 142”). Prior to the sale of the CodeGear assets on June 30, 2008, we performed goodwill impairment testing on two reporting units: Enterprise and CodeGear. Since the CodeGear assets have been sold, we now perform goodwill impairment testing on our single reporting unit, Enterprise.
Prior to our annual goodwill impairment testing as of September 30, 2008, we considered whether to test goodwill in the first and second quarters of 2008. We evaluated the recoverability of goodwill related to our CodeGear division during the three months ended March 31, 2008 in anticipation of the sale of our CodeGear assets on June 30, 2008. We recorded an impairment charge of $13.3 million during the three months ended March 31, 2008 based upon the expected selling price of the business and the recorded values of the associated net assets at that time. The remaining $27.5 million of CodeGear’s goodwill balance was eliminated in connection with the disposition of the CodeGear division during the three months ended June 30, 2008. The goodwill impairment charges related to the CodeGear segment have been reclassified to discontinued operation in accordance with SFAS 144. See additional discussion related to the CodeGear Asset Sale in Note 6.
With respect to the Enterprise reporting unit, we did not perform interim goodwill impairment testing on our Enterprise segment in the first or second quarters of 2008. Although our stock price declined during this timeframe, we viewed this to be primarily indicative of broader macroeconomic conditions and believed the decline to be short-term in nature. Additionally, we considered positive business factors for the Company , including (i) the negotiation of the sale of the CodeGear assets in support of its strategic focus (sale closed on June 30, 2008); (ii) the planned release of our BMS products; (iii) positive performance through the second quarter of 2008 under our internal operating plan; and (iv) the realization of the benefits of various cost cutting measures, including year-over-year annualized cost savings of $38 million and $39 million in the first and second quarters of 2008, respectively. In evaluating all of these factors in the aggregate, management concluded that as of the first and second quarters of 2008, there was not a change in events or circumstances that would more likely than not reduce the fair value of the Enterprise reporting unit below its carrying amount.
In the third quarter of 2008, we performed our annual goodwill impairment test on our remaining single reporting unit. We used the two part test required by SFAS 142. The first step of the goodwill impairment test consisted of comparing the carrying value of the reporting unit to the fair value of the reporting unit including the goodwill. The first step of the goodwill impairment test involved the following activities: (i) estimating the fair value of total invested capital, which consists of the value of interest-bearing debt plus equity; and (ii) comparing the total invested capital value to its carrying amount (book value), to ascertain a potential of goodwill impairment.
For purposes of the step one analysis, to determine our fair value, we utilized approaches which focused on our ability to produce income (the “Income Approach”) and the estimated consideration which we would receive if there were to be a sale of Borland (the “Market Approach”). Consideration was given to our discounted projected future cash flows, our market capitalization and market multiples of comparable companies within our industry. The key assumptions utilized in the determination of fair value in step one of the testing included the following:
•
A forecast of operating results for 2009 through 2014 including projected revenues by product and revenue line, as well as operating expenses, expected margins, and income taxes, were utilized in the analysis. Given the continued economic decline noted in Q3 and the uncertainties in the global economy and in our market, our forecasts assumed no significant revenue growth.

•
Forecasts of working capital and capital expenditure requirements to support the revenue forecasts were utilized in the analysis. These assumptions were based upon the reporting unit’s historical requirements and consideration of guideline company requirements within our industry. Our forecasts assumed that we would make some investment to support innovation but also stayed consistent with our cost cutting efforts.

•
The cash flows utilized in the discounted cash flow analysis were estimated into perpetuity based on a terminal year growth rate. The elements considered in developing the terminal year growth rate for the reporting unit were the long-term inflation forecast and long-term real growth potential for our business.

•
The per-share price of our common stock and our overall market capitalization was also considered in the fair value analysis. We also factored in a control premium and the estimated fair value of the outstanding Notes.

Based on the fair value estimated in step one, we determined a step one failure occurred, which indicated that goodwill impairment may exist. We proceeded to the step two analysis, which included estimation of the fair value of the reporting unit’s assets and liabilities, including previously unrecognized intangible assets. The Income Approach was utilized to value the identified intangible assets of the Enterprise reporting unit, which included customer relationships, developed and in process research and development technology and trade names.
As a result of the step two test, the carrying value of our goodwill was deemed to exceed the allocated fair value and we recorded a $106.9 million goodwill impairment charge in the third quarter of 2008.
In the fourth quarter of 2008, we missed our revenue forecasts, continued to operate at a loss on a GAAP basis and our projections for future growth continued to decline due to (i) the uncertainty in the economy, (ii) the risks inherent in our evolving ALM market, and (iii) the executive management turnover. In addition, our share price and market capitalization continued to decline. As a result, we concluded that a change in circumstance occurred, which warranted an interim goodwill impairment test. Accordingly, we tested goodwill for impairment using the same two-part test required by SFAS 142 as outlined above. As a result of the fourth quarter goodwill impairment test, we wrote off our remaining goodwill balance of $77.7 million. The total goodwill impairment charged to continuing operations during the year ended December 31, 2008 was $184.6 million.
We also tested our purchased technology, patents, trademarks and other intangible assets for impairment in the third and fourth quarters of 2008. We determined that no impairment existed. Intangible assets are amortized on a straight line basis which approximates their estimated useful lives and assessed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires recognition of impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be disposed. Fair market value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. Most of our purchased intangible assets are from our acquisition of Segue in 2006 and a significant amount of the value has been amortized, as explained above. Consequently, although our market capitalization and revenue had declined in 2008, the carrying value of these assets was not determined to be impaired.
Restructuring: During the years ended 2008, 2007 and 2006, we recorded net restructuring expenses of $3.0 million, $8.9 million and $12.9 million, respectively, to continuing operations. The $3.0 million restructuring expense in the year ended 2008 was primarily due to two restructuring actions. $1.8 million in restructuring expense was due to our recent reduction of our worldwide headcount by 118 employees or approximately fifteen percent of our headcount prior to the reduction. An additional $1.0 million in restructuring expense was due to legal expenses associated with employee terminations and consolidation of our facilities related to a restructuring action taken in the fourth quarter of the year ended 2007.
The $8.9 million of restructuring expense charged in 2007 was related to two restructuring actions taken during 2007. The expense included charges for reductions in force, write-offs of underutilized facilities and the relocation of our corporate headquarters from Cupertino, California to Austin, Texas.
The $12.9 million of restructuring expense charged in 2006 included charges for severance costs and fees related to the elimination of 315 positions, as well as consolidation and write-offs of underutilized facilities in Lexington, Massachusetts, Sweden, France, Taiwan, Singapore, Japan and Australia.
The total restructuring charges and related cash outlays are based on our current estimates, which may change materially if significant fluctuations in foreign currencies occur, if further consolidations are required or if actual lease-related expenditures or sublease income differ from amounts currently expected. We review the status of our restructuring activities quarterly and, if appropriate, record changes in estimates related to our restructuring obligations in current operations. As a result of our restructuring activities, we expect annualized savings of $12.0 to $14.0 million.

Because the cost benefits related to our restructuring activities are derived from management’s estimates, which are based on currently available information, our restructurings may not achieve the cost savings anticipated on the timetable or at the level currently contemplated. Please see Note 7 to our Consolidated Financial Statements for more details on our restructuring actions.
Amortization of other intangibles. In 2008, we incurred $0.5 million of amortization expense primarily from the acquisitions of Simunication, compared to $0.4 million in 2007. The amortization expenses are related to non-compete agreements and trade names as a result of our acquisitions.
In 2007, we incurred $0.4 million of amortization expense primarily from the acquisitions of Segue, TogetherSoft and Legadero, compared to $0.6 million in 2006. The amortization expenses are related to non-compete agreements and trade names as a result of our acquisitions. The decrease was due to the completion of the amortization of the TogetherSoft trade names intangible asset, partially offset by amortization expense related to the acquisition of Segue in April 2006.
Acquisition-related expenses. We recorded $0.3 million and $2.3 million in acquisition-related expenses for the year ended 2008 and 2007, respectively, which primarily consisted of contingent consideration payable under the terms of the Legadero acquisition agreement. Acquisition-related expenses in 2006 consisted of $3.8 million in contingent consideration payable under the terms of the TeraQuest and Legadero acquisition agreements.
Write-off of in-process research and development. In 2006, as part of our acquisition of Segue, we purchased $4.8 million of in-process research and development, or IPR&D, which had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to operating expense upon completion of the acquisition in April 2006.
Interest Income, Interest Expense, Gain on Debt Retirement and Other Expense, net
The following table presents our interest income, interest expense, gain on debt repurchase and other expense, net for 2008, 2007 and 2006 and dollar and percentage changes from the prior year (dollars in thousands):

		Change			Change
	2008	$	%	2007	$	%	2006
Interest income	$5,451	$(3,272)	(38)%	$8,723	$5,555	175%	$3,168
Interest expense	(6,501)	(1,132)	21	(5,369)	(4,995)	1,336	(374)
Gain on debt retirement, net	10,029	10,029	100	—	—	—	—
Gain on sale of fixed assets	—	—	—	—	(1,658)	(100)	1,658
Other income (expense)	348	1,371	(134)	(1,023)	(233)	30	(790)

Total	$9,327	$6,996	300%	$2,331	$(1,331)	(36)%	$3,662
Interest income. Interest income consists primarily of interest earned on cash and cash equivalents and short term investments. Interest income decreased $3.3 million in 2008 to $5.5 million from $8.7 million in 2007 and is partially attributable to lower interest rates for our cash and cash equivalents. In addition, the decrease in interest income in 2008 from 2007 is also due to a decrease in funds held in cash and investments. Interest income increased $5.6 million in 2007 to $8.7 million from $3.2 million in 2006 and is primarily attributable to interest income from the cash generated from our Convertible Senior Notes offering that occurred in the first quarter of 2007.
Interest Expense. Interest expense increased $1.1 million in 2008 to $6.5 million from $5.4 million in 2007, and is primarily attributable to interest expense related to the Notes and amortization of debt issuance costs. The increase in interest expense of $5.0 million in 2007, when comparing to 2006, was primarily attributable to nearly a full year of interest incurred on our Convertible Senior Notes offering that occurred in the first quarter of 2007.
Gain on Debt Retirement, net. During 2008, following authorization by our Board of Directors, we redeemed $40.7 million of our outstanding Convertible Senior Notes (“Notes”) for consideration of $30.0 million in cash, comprised of $0.2 million in accrued interest and $29.8 million in principal. The redeemed Notes were retired and are no longer outstanding. We recognized a $10.0 million gain resulting from favorable prevailing market rates, net of $0.9 million of expense related to debt issuance costs written off in proportion to the amount of Notes that were repurchased. Refer to Note 9 of our Consolidated Financial Statements for more information regarding our Convertible Senior Note offering.
Gain on Sale of Fixed Assets. During 2006, we recognized a gain of $1.7 million on the sale of property, encompassing land and office buildings, located at 1700 and 1800 Green Hills Road, Scotts Valley, California.

Other Income (Expense). Other expense consists primarily of realized foreign currency transaction gains and losses. The amount of foreign currency and other gains or losses we realize primarily represents fluctuations in the U.S. dollar versus the foreign currencies in which we conduct business.
Income Tax Provision
The following table presents our income tax provision for 2008, 2007 and 2006 and dollar and percentage changes from the prior year (in thousands):

		Change			Change
	2008	$	%	2007	$	%	2006
Income tax provision	$(583)	$1,639	(74)%	$(2,222)	$300	(12)%	$(2,522)
As percent of total revenues	(0)%			(1)%			(1)%
We generated a pre-tax loss from continuing operations of $203.8 million in 2008, $39.2 million in 2007, and $49.4 million in 2006. Our income tax provision, as a percentage of pre-tax loss, was 0%, 6% and 5% for 2008, 2007, and 2006, respectively. The change in income tax provision in 2008 as compared to 2007, both in absolute dollars and as a percentage, was largely attributable to a decrease in foreign taxes on the income of our non-US subsidiaries, and the reversal of tax reserves. The change in income tax provision in 2007 as compared to 2006, both in absolute dollars and as a percentage, was largely attributable to a decrease in foreign taxes on the income of our non-US subsidiaries. In 2008, 2007, and 2006, substantially all of our tax provision related to non-U.S. taxes.
Our effective tax rate is primarily dependent on the location of taxable profits (if any), the utilization of our net operating loss, or NOL, carryforwards in certain jurisdictions, the imposition of withholding taxes on revenues regardless of our profitability, and changes in contingency reserves.
At December 31, 2008, we recorded valuation allowances against substantially all of our deferred tax assets and all of our deferred tax assets at December 31, 2007. In accordance with SFAS 109 and based on all available evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces our deferred tax assets to an amount that is more likely than not to be realized. The amount of the valuation allowance can be attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of net operating loss carryovers, tax credit carryovers, accrued expenses, and other temporary differences.
Undistributed earnings of Borland’s foreign subsidiaries amounted to approximately $42.4 million as of December 31, 2008. Approximately $21.9 million is considered to be non-permanently reinvested, and applicable residual U.S. and foreign withholding taxes of $0.3 million have been provided. With respect to the balance of $20.4 million of foreign undistributed earnings, applicable U.S. income and non-U.S. withholding taxes have not been provided as such earnings are considered to be permanently invested in foreign operations.
Refer to Note 8 of our notes to Consolidated Financial Statements for further information regarding the components of our income tax provision.
Liquidity and Capital Resources

	As of December 31,
(in thousands)	2008	2007	2006
Cash and cash equivalents	$108,132	$90,805	$55,317
Short-term investments	59,575	68,061	—

Total cash, cash equivalents and short-term investments	$167,707	$158,866	$55,317

	Year Ended December 31,
(in thousands)	2008	2007	2006
Net cash provided by (used in):
Operating activities	$(14,283)	$(18,305)	$(28,110)
Investing activities	62,086	(111,298)	27,818
Financing activities	(29,310)	165,901	4,863
Effect of exchange rate changes on cash	(1,166)	(810)	1,671

Net change in cash and cash equivalents	$17,327	$35,488	$6,242
Cash and cash equivalents and short-term investments. Cash, cash equivalents and short-term investments were $167.7 million at December 31, 2008, an increase of $8.8 million from a balance of $158.9 million at December 31, 2007. The increase in cash, and cash equivalents is primarily due to the sale of a portion of our investment securities during 2008 and the CodeGear Asset Sale, partially offset by the $29.8 million of cash used to redeemed $40.7 million of the outstanding 2.75% Convertible Senior Notes due 2012 (the “Notes”). On February 27, 2009, our Board of Directors authorized us to use approximately $36.0 million of available cash to repurchase additional Notes. We issued the Notes in February 2007 in the aggregate principal amount of $200.0 million to qualified institutional buyers in accordance with Rule 144a under the Securites Act of 1933, as amended. At the time of the offering, we used approximately $30.0 million of the net proceeds from the sale of the notes to repurchase approximately 5.9 million shares of our common stock.
Cash, cash equivalents and short-term investments were $158.9 million at December 31, 2007, an increase of $103.6 million from a balance of $55.3 million at December 31, 2006. Cash, cash equivalents and short-term investments increased due to our debt offering that occurred in the first quarter of 2007.
Net cash provided by and used in operating activities. Net cash used in operating activities in 2008 was $14.3 million, which included a net loss of $215.7 million, and non-cash related expenses of $204.3 million. Working capital uses of cash included a decrease in accounts payable and accrued expenses, restructuring accruals and deferred revenues. These decreases to working capital were nearly offset by decreases in accounts receivable and prepaid expenses and other assets.
Net cash used in operating activities in 2007 was $18.3 million, which included a net loss of $59.2 million, and non-cash related expenses of $49.8 million. Working capital uses of cash included a decrease in accounts payable and accrued expenses, and deferred revenue, and increases in prepaid expenses and other assets . These decreases to working capital were partially offset by a decrease in accounts receivable and an increase in accrued interest and other current and long-term liabilities.
Net cash used in operating activities in 2006 was $28.1 million, which included a net loss of $52.0 million, a decrease of net working capital sources of cash of $3.3 million, non-cash related expenses of $28.8 million and a $1.7 million gain of fixed assets disposal. Non-cash related expenses in 2006 included $10.7 million of stock based compensation as a result of the adoption of SFAS 123R in 2006. Working capital uses of cash included a decrease in deferred revenues and a decrease in income taxes payable. These decreases to working capital were partially offset by an increase in accounts payable and accrued expenses and a decrease in prepaid expenses and other assets. The increase in accounts payable and accrued expenses relates primarily to the timing of payments at the end of 2006.
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
Net cash provided by and used in investing activities. Net cash provided by investing activities during 2008 was $62.1 million which consisted primarily of $46.7 million in net sales of investment securities and $20.3 million of proceeds received from the CodeGear Asset Sale.

Net cash used in investing activities during 2007 was $111.3 million. During 2007, we had net purchases of short-term investments of $106.0 million and purchases of property, plant and equipment of $5.5 million.
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
Net cash provided by and used in financing activities. Net cash used in financing activities during 2008 was $29.3 million, which primarily consisted of $29.8 million of cash to repurchase $40.7 million of the outstanding Notes.
Net cash provided by financing activities during 2007 was $165.9 million, resulting primarily from net proceeds of $194.2 million from the Notes and $1.6 million received for the issuance of shares of our common stock from stock option exercises and from the purchase of shares by employees under our employee stock purchase plan. These proceeds were partially offset by approximately $30.0 million used to repurchase approximately 5.9 million shares of our common stock on the open market. At December 31, 2008, $59.3 million remains authorized for future repurchases.
Net cash provided by financing activities during 2006 was $4.9 million, consisting mainly of cash received for the issuance of shares of our common stock from stock option exercises and from the purchase of shares by employees under our employee stock purchase plan.
Operating Capital and Capital Expenditure Requirements. We are currently operating at a net loss and there can be no assurance as to when we will return to profitability. Our management team will continue its efforts to significantly reduce costs in the future. In order to fund our ongoing operations in future periods it will be necessary for us to achieve profitability and/or raise additional capital through debt or equity financings in the future.
During 2008, following authorization by our Board of Directors, we redeemed $40.7 million of our outstanding Notes for consideration of $30.0 million in cash, comprised of $0.2 million in accrued interest and $29.8 million in principal. The redeemed Notes were retired and are no longer outstanding. On February 27, 2009, our Board authorized us to use approximately $36 million of available cash to repurchase additional Notes. Refer to Note 9 of our Consolidated Financial Statements for more information regarding our Convertible Senior Note offering.
As of December 31, 2008, we believe that our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements for at least the 2009 fiscal year. We have reviewed risks that may be associated with our Notes and any potential obligation we may have to redeem them prior to maturity. While there may be a risk that we could be delisted from the Nasdaq Global Market which could trigger a redemption right, as discussed under “Risk Factors” above, we believe that we would not be in a position to have to redeem the Notes during 2009 because we could seek approval for a reverse stock split. Nevertheless, there can be no guarantee that we would not be required to redeem the Notes and at some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financings. If we need to seek re-financing or additional financing in the future, there is no assurance that this re-financing or additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.
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

Contractual Obligations and Off-Balance Sheet Arrangements
The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of December 31, 2008 (in thousands):

						2014 and
	2009	2010	2011	2012	2013	thereafter	Other (e)	Total
Operating leases (a)	$6,325	$5,060	$4,338	$3,803	$3,736	$9,713	$—	$32,975
Restructured operating leases (b)	6,336	2,618	1,392	1,430	975	—	—	12,751
Non-current income tax payable							17,157	17,157
Convertible senior notes	—	—	—	159,300	—	—	—	159,300
Interest payments (c)	4,381	4,381	4,381	2,190	—	—	—	15,333

Gross commitments	17,042	12,059	10,111	166,723	4,711	9,713	17,157	237,516
Sublease rental income (d)	(1,575)	(493)	(128)	(128)	(128)	(600)	—	(3,052)

Net commitments	$15,467	$11,566	$9,983	$166,595	$4,583	$9,113	$17,157	$234,464

(a)
The Company leases its facilities under various cancellable and non-cancellable operating leases. The payments for operating leases represent its commitments under the non-cancellable leases, which expire at various times through 2021.

(b)
The restructured operating leases represent total lease commitments that are not associated with continuing operations and include facilities exited under the Company’s restructuring plans. All of these facilities are located in California.

(c)	The interest payments are based on a fixed rate of 2.75%.

(d)	The sublease rental income represents the future minimum lease payments under non-cancellable operating subleases of facilities in the Company’s various world-wide locations.

(e)
Represents the non-current tax payable obligation under FIN 48. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

Rent expense is recorded straight-line over the term of the respective leases. Lease incentives are amortized on a straight line basis over the lease term against rent expense in accordance with FAS 13 and FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases.
Indemnifications. For information regarding indemnifications, refer to Note 16 of the Notes to Consolidated Financial Statements.
Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense, which was recorded in cost of license and other revenues on our Consolidated Statements of Operations, was $2.6 million, $1.6 million and $3.4 million in 2008, 2007 and 2006, respectively.
Off-Balance Sheet Arrangements. As part of our ongoing business, we do not participate in material transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2008, we are not involved in any material unconsolidated transactions.

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
We recorded net realized foreign exchange (gains)/losses of $(0.4) million, $1.4 million and $1.1 million, respectively, included as part of other expense, in our Consolidated Statements of Operations related to financial instruments denominated in foreign currencies. The foreign exchange losses were generated primarily from fluctuations in the Euro, Singapore dollar, United Kingdom Pound Sterling, Canadian dollar, Japanese Yen, and Brazilian Real versus the U.S. dollar. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our inter-company receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a material adverse effect on our operating results and cash flows.
At December 31 2008, 2007 and 2006, we had $7.3 million, $10.3 million and $9.1 million, respectively, in unrealized foreign currency losses in accumulated other comprehensive income/(loss) in our Consolidated Balance Sheets, in part, due to foreign currency movements on our long-term inter-company balances and currency translation adjustments arising from converting our foreign operations to U.S. dollars. As of December 31, 2008, we had $12.4 million, $4.7 million, $1.2 million, and $0.9 million in long-term inter-company receivable balances that are denominated in Singapore dollars, Indian Rupees, Brazilian Real, and Australian dollars, respectively. Additionally, as of December 31, 2008, we had $2.9 million in long-term inter-company payable balance that will be settled in Euros.
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. During 2007, we initiated an investment strategy to achieve this objective by investing available funds in a portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including but not limited to government and corporate securities, time deposits and money market funds. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. As of December 31, 2008, all of our investments are short term.
Short-term investments. At December 31, 2008, our cash and cash equivalents consisted primarily of commercial paper and cash on hand. Short-term investments consist of marketable securities, including but not limited to equity securities, corporate notes, corporate bonds and medium-term notes in large U.S. institutions and governmental agencies. Our marketable securities that are classified as short-term investments will mature in less than one year from December 31, 2008.
At December 31, 2008, our short term investment balance was $59.6 million, A hypothetical increase of 100 basis points in interest rates would reduce our marketable securities balance by approximately $113,000. Actual results may differ from this estimate.
Credit Risks
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions and commercial paper. We have no exposure to risk related to auction rate securities as we sold all such securities in during first quarter 2008, with an immaterial gain. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. No single customer represented greater than 10% of total accounts receivable, net of allowances, as of December 31, 2008, 2007 or 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Selected Quarterly Data
We believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance. Our revenues and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our revenues and results of operations could fluctuate significantly quarter to quarter and year to year. Significant quarterly fluctuations in revenues will cause significant fluctuations in our cash flows and the cash and cash equivalents, accounts receivable and deferred revenue accounts on our balance sheet. Causes of such fluctuations may include the volume and timing of new orders and renewals, the sales cycle for our products, the introduction of new products, return rates, product upgrades or updates by us or our competitors, changes in product mix, changes in product prices and pricing models, industry trends, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events (in thousands, except per share data):

	Fiscal 2008 (Unaudited)
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Total revenues	$39,789	$44,312	$41,867	$46,059
Gross profit	$29,237	$32,719	$30,782	$34,418
Restructuring, amortization of other intangibles, acquisition-related expenses and other expenses (a)	$2,039	$101	$268	$1,463
Impairment of goodwill	$77,674	$106,927	$—	$—
Operating loss	$(83,415)	$(109,734)	$(8,074)	$(11,893)
Other charge items (b)	$—	$(4,383)	$(5,646)	$—
Loss from continuing operations	$(80,952)	$(106,209)	$(4,639)	$(12,572)
Income (loss) from discontinued operation (c)	$901	$(576)	$(947)	$(10,728)
Net loss	$(80,051)	$(106,785)	$(5,586)	$(23,300)
Loss per share from continuing operations — basic and diluted	$(1.11)	$(1.46)	$(0.07)	$(0.17)
Income (loss) per share from discontinued operation — basic and diluted	$0.01	$(0.01)	$(0.01)	$(0.15)
Net loss per share	$(1.10)	$(1.47)	$(0.08)	$(0.32)
Shares used in computing basic and diluted net loss per share	72,823	72,733	72,914	72,751

	Fiscal 2007 (Unaudited)
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Total revenues	$44,582	$60,450	$49,823	$56,928
Gross profit	$33,176	$47,694	$37,852	$43,561
Restructuring, amortization of other intangibles, acquisition-related expenses and other expenses (a)	$7,433	$1,588	$1,647	$865
Operating income (loss)	$(17,435)	$(1,658)	$(11,812)	$(10,604)
Loss from continuing operations	$(17,126)	$(1,293)	$(12,137)	$(10,844)
Income (loss) from discontinued operation (c)	$(22,230)	$1,506	$1,295	$1,624
Net income (loss)	$(39,356)	$213	$(10,842)	$(9,220)
Loss per share from continuing operations — basic and diluted	$(0.24)	$(0.02)	$(0.17)	$(0.15)
Income (loss) per share from discontinued operation — basic and diluted	$(0.30)	$0.02	$0.02	$0.02
Net loss per share	$(0.54)	$—	$(0.15)	$(0.13)
Shares used in computing basic net income (loss) per share	72,533	72,371	72,201	74,395
Shares used in computing diluted net income (loss) per share	72,533	72,371	72,201	74,395

(a)
Charges consisted of net restructuring costs resulting from workforce reduction activities, facility lease exit costs, amortization of other intangibles, and acquisition-related expenses. See Note 7 to the Consolidated Financial Statements.

(b)	Other income (charge) items consisted of gains recognized on the redemption of our convertible senior notes during 2008. See Note 9 to the Consolidated Financial Statements.

(c)
Loss from discontinued operation, net of taxes consisted of income (loss) from operation of discontinued operation and loss on disposal of discontinued operation related to the sale of substantially all of the assets, operations and certain liabilities of our IDE tools business to Embarcadero on June 30, 2008. See Note 6 to the Consolidated Financial Statements.

Our financial statements included with this Form 10-K are set forth under Item 15 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
We changed our independent registered public accounting firm on March 21, 2008 from PricewaterhouseCoopers LLP to KPMG LLP. Information regarding the change in the independent registered public accounting firm was disclosed in our Current Report on Form 8-K dated March 27, 2008. There were no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES
CEO and CFO Certifications
Included as exhibits to this Annual Report on Form 10-K are Certifications of the Chief Executive Officer and the Chief Financial Officer. On December 31, 2008, our former President and Chief Executive Officer resigned and our Chief Financial Officer, Erik E. Prusch, was appointed as our Acting President and Chief Executive Officer. Mr. Prusch retained the office of Chief Financial Officer as well and will sign the Certifications in both capacities. The first form of certification is required in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). This section of the Annual Report contains the information concerning the controls evaluation referred to in Rule 13a-14(a) Certifications and this information should be read in conjunction with the Rule 13a-14(a) Certifications for a more complete understanding of the topics presented.
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
As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act rules. This evaluation was done under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and other management. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide a reasonable level of assurance that the financial information we are required to disclose in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported accurately within the time periods specified in the SEC’s rules and forms. Management believes that the financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows in accordance with the accounting principles generally accepted in the United States (“GAAP”) for the periods presented.
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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2008.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that there is no material weakness in our internal control over financial reporting as of December 31, 2008.
The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Borland Software Corporation:
We have audited Borland Software Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Borland Software Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Borland Software Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Borland Software Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended, and our report dated March 5, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Austin, Texas
March 5, 2009
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 which our management concluded materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to identification of directors is incorporated by reference to the information contained in the section captioned “Proposal No. 2 — Election of Directors” in the Proxy Statement. For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report. Information with respect to Items 405 and 406 of Regulation S-K is incorporated by reference to the information contained in the sections of the Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 2 — Election of Directors — Code of Conduct. There will be no disclosure under Item 407(c)(3). Information with respect to Items 407(d)(4) and 407(d)(5) is incorporated by reference to the information contained in the sections of the Proxy Statement captioned “Proposal No. 2 — Election of Directors — Audit Committee.”
ITEM 11. EXECUTIVE COMPENSATION
The information required under this item is incorporated by reference to the information contained in the sections of the Proxy Statement captioned “Executive Officer Compensation” and “Proposal No. 2 — Election of Directors — Director Compensation.”
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
Borland Software Corporation
Attention: Investor Relations
8310 North Capital Of Texas Highway, Building 2, Suite 100
Austin, Texas 78731
USA
Investor relations can also be reached at (512) 340-2200.

EXHIBIT INDEX
Except as so indicated in Exhibit 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger, dated as of February 7, 2006, by and among Segue Software, Inc., Borland Software Corporation and Beta Merger Sub, Inc.	8-K	2/8/2006	2.1

3.1	Restated Certificate of Incorporation of Borland Software Corporation	10-Q	8/9/2005	3.1

3.2	Amended and Restated Bylaws of Borland Software Corporation	10-Q	8/9/2005	3.2

4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/2001	1

4.2	Specimen Stock Certificate of Borland Software Corporation	10-Q	5/13/2002	4.1

4.3	Indenture by and between the Company and U.S. Bank National Association, as trustee, dated February 6, 2007	8-K	2/08/2007	4.1

4.4	Global Note representing the Company’s 2.75% Convertible Senior Note due 2012	8-K	2/08/2007	4.2

4.5	Registration Rights Agreement by and between the Company and J.P. Morgan Securities Inc., dated February 6, 2007	8-K	2/08/2007	4.3

10.1	Form of Indemnity Agreement.+	S-8	9/26/1990

10.2	2005 Incentive Compensation Plan for Executive Officers.+	10-K	3/25/2005	10.2

10.3	2006 Incentive Compensation Plan for Executive Officers.+	8-K	3/20/2006	10.86

10.4	1985 Stock Option Plan.+	10-K	3/28/2003	10.4

10.5	Non-Employee Directors’ Stock Option Plan.+	8-K	12/27/1991

10.6	1992 Stock Option Plan.+	S-8	7/4/1992

10.7	1993 Stock Option Plan.+	S-8	3/11/1993

10.8	1997 Stock Option Plan.+	S-8	12/19/1997	4.4

10.9	Amendment to the 1997 Stock Option Plan.+	S-8	9/1/2000	4.9

10.10	Second Amendment to the 1997 Stock Option Plan.+	S-8	6/1/2001	4.6

10.11	1998 Nonstatutory Stock Option Plan.+	10-K	3/28/2003	10.12

10.12	1999 Employee Stock Purchase Plan.+	10-Q	8/9/2005	10.12

10.13	2002 Stock Incentive Plan.+	8-K	5/16/2005	99.2

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

10.14	Form of Notice of Grant under the Discretionary Option Grant Program of the 2002 Stock Incentive Plan.+	10-Q	11/9/2004	10.73

10.15	Form of Stock Option Agreement under the Discretionary Option Grant Program of the 2002 Stock Incentive Plan.+	10-Q	11/9/2004	10.74

10.16	Form of Stock Issuance Agreement under the 2002 Stock Incentive Plan.+	10-K	3/25/2005	10.17

10.17	Form of Option Agreement under the Automatic Option Grant Program of the 2002 Stock Incentive Plan.+	10-K	3/25/2005	10.18

10.18	Form of Addendum to Stock Option Agreement under the 2002 Stock Incentive Plan (Twelve Months Acceleration).+	10-K	3/25/2005	10.19

10.19	Form of Addendum to Stock Option Agreement under the 2002 Stock Incentive Plan (50% Acceleration).+	10-K	3/25/2005	10.20

10.20	Form of Addendum to Stock Option Agreement under the 2002 Stock Incentive Plan (100% Acceleration).+	10-K	3/25/2005	10.21

10.21	Form of Stock Issuance Agreement under the Stock Issuance Program of the 2002 Stock Incentive Plan.+	10-Q	11/8/2005	10.74

10.22	Form of Acceleration Addendum to Stock Issuance Agreement under the Stock Issuance Program of the 2002 Stock Incentive Plan.+	10-Q	11/8/2005	10.75

10.23	Form of Stock Option Agreement under the Discretionary Option grant program of the 2002 Stock Incentive Plan, as amended on October 27, 2005.+	10-Q	11/8/2005	10.76

10.24	Form of Acceleration Addendum to Stock Option Agreement under the Discretionary grant program of the 2002 Stock Incentive Plan.+	10-Q	11/8/2005	10.77

10.25	Borland Software Corporation 2003 Supplemental Stock Option Plan.+	8-K	3/20/2006	10.87

10.26	Starbase Corporation 2001 Stock Plan.+	S-8	1/24/2003	99.1

10.27	Starbase Corporation 1996 Stock Option Plan.+	S-8	1/24/2003	99.2

10.28	Starbase Corporation NSO Stock Option Program.+	S-8	1/24/2003	99.3

10.29	TogetherSoft Corporation 2000 Stock Plan.+	S-8	1/24/2003	99.6

10.30	TogetherSoft Corporation 2001 Non-U.S. Plan.+	S-8	1/24/2003	99.8

10.31	Employment Agreement between Borland Software Corporation and Matthew Thompson, dated October 1, 2003.+	10-Q	11/14/2003	10.6

10.32	Separation Agreement and Full and Final Release of Claims between the Company and Matthew Thompson, dated January 5, 2007.+	8-K	1/08/2007	10.100

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

10.33	Employment Agreement between the Company and Tod Nielsen, dated November 1, 2005.+	8-K	11/8/2005	10.73

10.34	Form of Addendum to Employment Offer Letters for Severance Benefits for Named Executive Officers.+	10-Q	11/8/2005	10.78

10.35	2003 Stock Option Agreement for Tod Nielsen under the 2003 Supplemental Stock Option Plan.+	10-K	5/02/2006	10.52

10.36	Addendum to Stock Option Agreement for Tod Nielsen.+	10-K	5/02/2006	10.53

10.37	Stock Issuance Agreement for Tod Nielsen.+	10-K	5/02/2006	10.54

10.38	Addendum to Stock Issuance Agreement for Tod Nielsen.+	10-K	5/02/2006	10.55

10.39	Amendment to Employment Agreement between the Company and Tod Nielsen effective as of November 1, 2005.+	8-K/A	11/23/2005	10.79

10.40	Employment Offer Letter between the Company and Peter Morowski, dated June 3, 2006.+	8-K	8/21/2006	10.93

10.41	Addendum to Employment Offer Letter for Severance Benefits between the Company and Peter Morowski, dated June 3, 2006.+	8-K	8/21/2006	10.94

10.42	Employment Offer Letter between the Company and Greg Wrenn, dated September 7, 2006.+	8-K	10/19/2006	10.96

10.43	Addendum to Employment Offer Letter for Severance Benefits between the Company and Greg Wrenn, dated September 7, 2006.+	8-K	10/19/2006	10.97

10.44	Employment Offer Letter between the Company and Erik Prusch, dated October 2, 2006.+	8-K	11/14/2006	10.98

10.45	Addendum to Employment Offer Letter for Severance Benefits between the Company and Erik Prusch, dated October 2, 2006.+	8-K	11/14/2006	10.99

10.46	Employment Offer Letter between the Company and David Packer, dated January 4, 2007.+	8-K	1/08/2007	10.101

10.47	Addendum to Employment Offer Letter for Severance Benefits between the Company and David Packer.+	8-K	1/08/2007	10.102

10.48	Lease Agreement by and between Borland Software Corporation and ScanlanKemperBard Companies dated as of February 17, 2000.	10-K	3/29/2001	10.44

10.49	First Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of September 30, 2000.	10-K	3/29/2001	10.45

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

10.50	Second Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of June 1, 2001.	10-K	3/28/2003	10.54

10.51	Third Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of November 1, 2001.	10-K	3/28/2003	10.55

10.52	Office Lease and amendment between Starwood O.C. Portfolio I, L.L.C., and Starbase Corporation.	10-K	3/28/2003	10.57

10.53	Lease and amendment between Davis Sandler Three LLC and TogetherSoft Corporation.	10-K	3/28/2003	10.58

10.54	Agreement of Purchase and Sale dated May 30, 2006 between Borland Software Corporation and Fowler Property Acquisitions, LLC.	8-K	6/5/2006	10.1

10.55	First Amendment to Agreement of Purchase and Sale dated May 30, 2006 between Borland Software Corporation and Fowler Property Acquisitions, LLC, dated June 30, 2006.	8-K	7/7/2006	10.91

10.56	Visual Studio Partner Master Agreement between Microsoft Corporation and Borland Software Corporation, dated August 11, 2006.	10-K	3/15/2007	10.97

10.57	Lease Agreement Between Prominent Northpoint L.P., as Landlord, and Borland Software Corporation, as Tenant, covering the building known as Prominent Pointe Two, located at 8310 Capital of Texas Hwy. North, Building Two, Austin, TX 78731	8-K	4/24/2008	10.84

10.58	Purchase Agreement by and among Borland Software Corporation, the Foreign Sellers set forth on Schedule A thereto and Embarcadero Technologies, Inc., dated as of May 6, 2008	8-K	5/7/2008	10.85

10.59	Employment Offer Letter and Addendum between Borland Software Corporation and Rich Novak, dated July 3, 2008+	8-K	8/7/2008	10.86

10.60	Separation Agreement between Borland Software Corporation and David Packer, executed August 15, 2008+	8-K/A	8/19/2008	10.87

10.61	Employment Agreement and Addendum between Borland Software Corporation and Chuck Maples, dated February 9, 2009+		2/11/2009	10.87

10.62	Employment Agreement Amendment between Borland Software Corporation and Erik E. Prusch, dated February 19, 2009+		2/23/2009	10.88

10.63	Separation Agreement between Borland Software Corporation and Gregory J. Wrenn, dated February 20, 2009+	8-K	2/20/2009	10.89

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

10.64	Employment Agreement and Addendum between Borland Software Corporation and Melissa Frugé, dated February 20, 2009+	8-K	2/20/2009	10.90

16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated March 27, 2008	8-K	3/27/2008	16.1

21.1	Subsidiaries of Borland Software Corporation.				X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				X

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

31.1	Certification of Erik E. Prusch Acting Chief Executive Officer; Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

32.1	Certification of Erik E. Prusch, Acting Chief Executive Officer; Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.++				X

+	Management contract or compensatory plan or arrangement.

++
The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Borland Software Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

A copy of any exhibit will be furnished (at a reasonable cost) to any of our stockholders upon receipt of a written request. Such request should be sent to Borland Software Corporation, 8310 North Capital of Texas Highway, Building 2, Suite 100, Austin, Texas USA 78731, Attn: Corporate Secretary.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Borland Software Corporation has duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on the 5th day of March 2009.

Borland Software Corporation (Registrant)
By:	/s/ ERIK E. PRUSCH
Erik E. Prusch
Acting President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Erik E. Prusch and Melissa Frugé his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his substitute or substitutes, do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Borland Software Corporation and in the capacities as indicated on the 5th day of March 2009:

/s/ John F. Olsen John F. Olsen	Chairman of the Board

/s/ Erik E. Prusch Erik E. Prusch	Acting President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

/s/ Tod NIELSEN Tod Nielsen	Director

/s/ Charles F. Kane Charles F. Kane	Director

/s/ Bryan LeBlanc Bryan LeBlanc	Director

/s/ T. Michael Nevens T. Michael Nevens	Director

/s/ William K. Hooper William K. Hooper	Director

/s/ Robert Tarkoff Robert Tarkoff	Director

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Borland Software Corporation:
We have audited the accompanying consolidated balance sheet of Borland Software Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Borland Software Corporation and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Borland Software Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Austin, Texas
March 5, 2009

BORLAND SOFTWARE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$108,132	$90,805
Investments	59,575	68,061
Accounts receivable, net of allowances of $1,174 and $6,096, respectively	33,159	54,640
Prepaid expenses	7,642	9,207
Assets of discontinued operation	443	—
Other assets	2,098	5,104

Total current assets	211,049	227,817

Property and equipment, net	8,494	9,978
Goodwill	—	226,688
Intangible assets, net	24,520	31,658
Investments	—	37,970
Assets of discontinued operation	3,734	—
Other assets	5,185	9,886

Total assets	$252,982	$543,997

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,045	$7,622
Accrued expenses	13,956	30,900
Accrued restructuring	3,990	9,866
Income taxes payable	210	2,315
Deferred revenue	40,720	51,449
Liabilities of discontinued operation	4,208	—
Other liabilities	5,654	7,176

Total current liabilities	73,783	109,328

Long-term liabilities:
Convertible senior notes	159,300	200,000
Accrued restructuring	911	5,472
Deferred revenue	2,298	1,715
Income taxes payable	17,157	17,828
Liabilities of discontinued operation	2,382	—
Other liabilities	5,707	5,116

Total liabilities	261,538	339,459

Commitments and Contingencies (Note 16)

Stockholders’ equity (deficit):
Preferred stock; $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized (2008: 94,552,738 issued and 73,015,772 outstanding shares; 2007: 94,134,952 issued and 72,975,972 outstanding shares)	730	730
Additional paid-in capital	672,524	666,910
Accumulated deficit	(548,732)	(333,010)
Accumulated other comprehensive income	7,331	10,317
Treasury stock at cost, (2008: 21,536,966 and 2007: 21,158,980 shares)	(140,409)	(140,409)

Total stockholders’ equity (deficit)	(8,556)	204,538

Total liabilities and stockholders’ equity (deficit)	$252,982	$543,997

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
License and other revenues	$68,100	$96,686	$165,886
Service revenues	103,927	115,097	138,774

Total revenues	172,027	211,783	304,660

Costs of revenues:
Cost of license and other revenues	3,494	2,870	7,439
Cost of service revenues	33,183	38,185	55,381
Amortization of acquired intangibles and other charges	8,194	8,445	6,972

Cost of revenues	44,871	49,500	69,792

Gross profit	127,156	162,283	234,868

Operating expenses:
Selling, general and administrative	107,933	151,512	195,710
Research and development	43,867	40,747	70,178
Restructuring, amortization of other intangibles, acquisition-related expenses and other	3,871	11,533	22,073
Impairment of goodwill	184,601	—	—

Total operating expenses	340,272	203,792	287,961

Operating loss	(213,116)	(41,509)	(53,093)

Interest income	5,451	8,723	3,168
Interest expense	(6,501)	(5,369)	(374)
Gain on debt repurchase, net	10,029	—	—
Gain on sale of fixed assets	—	—	1,658
Other income (expense)	348	(1,023)	(790)

Loss from continuing operations before income taxes	(203,789)	(39,178)	(49,431)
Income tax provision	(583)	(2,222)	(2,522)

Loss from continuing operations	$(204,372)	$(41,400)	$(51,953)

Discontinued operation:
Loss from operation of discontinued operation (inclusive of applicable taxes of $735 for 2008 and $914 for 2007)	$(9,831)	$(17,805)	$—
Loss on disposal of discontinued operation (inclusive of applicable taxes of $868 for 2008)	(1,519)	—	—

Net loss from discontinued operation	$(11,350)	$(17,805)	$—

Net loss	$(215,722)	$(59,205)	$(51,953)

Net loss per share — basic and diluted:
Continuing operations	$(2.81)	$(0.57)	$(0.67)
Discontinued operations	(0.15)	(0.24)	—

Total net loss per share	$(2.96)	$(0.81)	$(0.67)

Shares used in computing basic and diluted net loss per share	72,805	72,875	77,096

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Net loss	$(215,722)	$(59,205)	$(51,953)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,033)	1,182	2,517
Fair market value adjustment for available-for-sale securities, net of tax	47	14	72

Comprehensive loss	$(218,708)	$(58,009)	$(49,364)

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Accumulated	Treasury Stock		Comprehensive	Deferred
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Compensation	Total
Adjusted balances as of December 31, 2005	77,807	$778	$652,407	$(221,939)	15,310	$(110,468)	$6,532	$(7,191)	$320,119
Net issuance under employee stock plans	1,076	11	4,863	—	—	—	—	—	4,874
Issuance of restricted stock	363	—	—	—	—	—	—	—	—
Repurchase of Common Stock	—	—	—	—	(34)	—	—	—	—
Cancellation of restricted stock	(390)	—	—	—	—	—	—	—	—
Repurchases and retirements of restricted stock	(151)	(2)	(835)	—	—	—	—	—	(837)
Amortization of restricted stock	—	—	3,515	—	—	—	—	—	3,515
Stock-based compensation	—	—	7,173	—	—	—	—	—	7,173
Reclassification of unearned stock-based compensation upon adoption of SFAS 123R	—	—	(7,191)	—	—	—	—	7,191	—
Fair market value adjustment available-for-sale securities	—	—	—	—	—	—	72	—	72
Foreign currency translation adjustments	—	—	—	—	—	—	2,517	—	2,517
Net Loss	—	—	—	(51,953)	—	—	—	—	(51,953)

Balances at December 31, 2006	78,705	$787	$659,932	$(273,892)	15,276	$(110,468)	$9,121	$—	$285,480
Net issuance under employee stock plans	453	4	1,805	—	—	—	—	—	1,809
Repurchase of Common Stock	(5,883)	(60)	—	—	5,883	(29,941)	—	—	(30,001)
Cancellation of restricted stock	(129)	—	—	—	—	—	—	—	—
Repurchases and retirements of restricted stock	(170)	(1)	(819)	—	—	—	—	—	(820)
Stock-based compensation	—	—	6,033	—	—	—	—	—	6,033
Fair market value adjustment available-for-sale securities	—	—	—	—	—	—	14	—	14
Foreign currency translation adjustments	—	—	(41)	—	—	—	1,182	—	1,141
Net Loss	—	—	—	(59,205)	—	—	—	—	(59,205)

Balances at December 31, 2007	72,976	$730	$666,910	$(333,097)	21,159	$(140,409)	$10,317	$—	$204,451
Cumulative effect of adjustments from the adoption of FIN 48	—	—	—	87	—	—	—	—	87

Adjusted balances as of December 31, 2007	72,976	$730	$666,910	$(333,010)	21,159	$(140,409)	$10,317	$—	$204,538
Net issuance under employee stock plans	460	5	534	—	—	—	—	—	539
Repurchase of Common Stock	(378)	(4)	—	—	378		—	—	(4)
Cancellation of restricted stock	(10)	—	—	—	—	—	—	—	—
Repurchases and retirements of restricted stock	(32)	(1)	(58)	—	—	—	—	—	(59)
Stock-based compensation	—	—	5,138	—	—	—	—	—	5,138
Fair market value adjustment available-for-sale securities	—	—	—	—	—	—	47	—	47
Foreign currency translation adjustments	—	—	—	—	—	—	(3,033)	—	(3,033)
Net Loss	—	—	—	(215,722)	—	—	—	—	(215,722)

Balances at December 31, 2008	73,016	$730	$672,524	$(548,732)	21,537	$(140,409)	$7,331	$—	$(8,556)

The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(215,722)	$(59,205)	$(51,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,989	14,726	12,773
Stock-based compensation	5,138	6,033	10,688
Acquired in-process research & development charge	—	—	4,800
Developed technology impairment charge	—	—	497
Provision for (recovery of) accounts receivable	(3,103)	1,570	(2,952)
Loss on closure of subsidiaries	366	226	—
Loss on sale of CodeGear assets	651	—	—
Loss (gain) on disposal of fixed assets	423	751	(1,658)
Gain on debt repurchase, net	(10,029)	—	—
Goodwill impairment	197,901	26,509	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	22,608	7,497	960
Prepaid expenses and other assets	4,653	(2,856)	5,456
Accounts payable and accrued expenses	(15,903)	(12,916)	3,400
Income taxes payable	(1,716)	297	(1,747)
Restructuring accruals	(8,583)	(567)	(695)
Deferred revenues	(3,549)	(7,853)	(7,559)
Other liabilities	(407)	7,483	(120)

Cash used in operating activities	(14,283)	(18,305)	(28,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,102)	(5,495)	(6,187)
Proceeds from sale of fixed assets	105	—	11,015
Acquisition of Segue Software, net of cash acquired	—	—	(102,457)
Proceeds from sale of CodeGear assets	20,304	—	—
Acquisition of Simunication, net of cash acquired	(1,970)	—	—
Proceeds from sale of subsidiary	—	178	—
Acquisition of developed technology	—	—	(497)
Purchases of investments	(73,884)	(155,859)	—
Sales and maturities of investments	120,633	49,878	125,944

Cash provided by (used in) investing activities	62,086	(111,298)	27,818

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible senior notes, net	—	194,230	—
Repurchase of convertible senior notes, net	(29,786)	—	—
Proceeds from issuance of common stock, employee stock purchase plan and other, net	539	1,612	4,863
Repurchase of common stock and others, net of related fees	(63)	(29,941)	—

Cash provided by (used in) financing activities	(29,310)	165,901	4,863

Effect of exchange rate changes on cash	(1,166)	(810)	1,671
Net change in cash and cash equivalents	17,327	35,488	6,242
Beginning cash and cash equivalents	90,805	55,317	49,075

Ending cash and cash equivalents	$108,132	$90,805	$55,317

Cash paid during the year for:
Interest	$5,663	$3,291	$300
Income taxes, net of refunds	$2,915	$2,209	$3,715
Supplemental disclosure of non-cash items:
Deferred tax asset effect of acquired tax attributes	$—	$12,470	$17,835
The accompanying notes are an integral part of these consolidated financial statements.

BORLAND SOFTWARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 1. THE COMPANY
Borland is a leading vendor of Open Application Lifecycle Management solutions, or ALM, which represents the segment of the ALM market in which vendors’ solutions are flexible enough to support a customer’s specific processes, tools and platforms. Open ALM is a customer-centric approach to helping IT organizations transform software delivery into a managed, efficient and predictable business process. Borland offers a combination of software products as well as consulting and education services to help its customers better manage the growing complexity of software development. The Company’s goal is to provide customers with a foundation which will allow them to consistently deliver software on-time, on-budget and with increased business value.
The Company recently had changes in its management team. On December 31, 2008, Tod Nielsen resigned as the Company’s President and Chief Executive Officer. Mr. Nielsen will continue to serve as a director on the Company’s Board of Directors. In accordance with the Company’s Short Term CEO Succession Plan, Erik Prusch, the Company’s Chief Financial Officer, was appointed to serve as the Acting President and Chief Executive Officer. In addition, Peter Morowski, the Company’s former Senior Vice President of Research and Development, terminated his employment effective January 23, 2009 and Chuck Maples, who previously served as Vice President of Products, was promoted to serve as Senior Vice President of Research and Development on February 5, 2009. Gregory J. Wrenn, the Company’s former Senior Vice President, General Counsel and Secretary, terminated his employment effective February 20, 2009 and Melissa Frugé, who previously served as Vice President and Associate General Counsel, was appointed to serve as Vice President, General Counsel and Secretary on February 20, 2009.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include those of Borland and all of its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in these consolidated financial statements.
The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC.
Management Estimates and Assumptions
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Key estimates include sales returns and allowances, bad debt reserves, restructuring charges, taxes, valuation of goodwill and intangibles and occasionally percentage-of-completion evaluations. Actual results could differ from those estimates, especially in light of the uncertain economic environment.
Disposition of CodeGear Assets and Discontinued Operation Reclassifications
On June 30, 2008, the Company sold substantially all of the assets (excluding accounts receivable), operations and certain liabilities of its Integrated Development Environment (“IDE”) tools business, which was operated as the Company’s CodeGear division, to Embarcadero Technologies, Inc. (“Embarcadero”). The closing of this sale (the “CodeGear Asset Sale”) was pursuant to the Purchase Agreement entered into by the Company and Embarcadero and certain of the Company’s foreign subsidiaries on May 6, 2008.
The total consideration due to the Company pursuant to the terms of the Purchase Agreement was $20.3 million, which is net of closing adjustments. On February 20, 2009, the Company received a working capital adjustment payment from Embarcadero of $350,000, which is reflected in the loss on sale of the discontinued operation as of December 31, 2008.

The Company accounts for its discontinued operation under the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Accordingly, it classifies results of operations and the related charges for discontinued operation as “income (loss) from operations of discontinued operation, net of applicable taxes” in the accompanying Consolidated Statements of Operations. SFAS 144 requires that reclassifications be made for discontinued operation in current and prior periods. The Company’s IDE operations were accounted for and reported as an operating segment, as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), named CodeGear beginning on January 1, 2007. In addition, these operations also began to meet the criteria of “component of an entity” in SFAS 144 at this time. The CodeGear operations were discontinued in the period ended June 30, 2008 in conjunction with the sale to Embarcadero. Consequently, the Company has presented its 2008 and 2007 Consolidated Statements of Operations reflecting the operating results of the CodeGear segment within discontinued operation. As the Company’s IDE operations did not comprise a component of an entity as defined in SFAS 144 prior to January 1, 2007, the Consolidated Statement of Operations for 2006 has not been revised to reflect discontinued operation. See Note 6 for further discussion on the CodeGear Asset Sale.
Risks and Uncertainties
The Company has been in the process of evolving its business over the last few years to focus on Open ALM as its core business. ALM is a relatively new and evolving market. These factors make it difficult for the Company to predict its likelihood of success. There is a limited history upon which to base assumptions as to the Company’s probability of success and the Company is in the process of developing and implementing new products, solutions and sales and marketing strategies. The change in the primary focus of the Company’s business from IDE to Open ALM has involved significant changes in its go-to-market strategy, its sales and services organizations and sales cycles its and marketing strategies.
Uncertainty about future economic conditions makes it difficult for the Company to forecast operating results and to make decisions about future investments. The strength of the global economy has recently been increasingly uncertain due to several factors, including difficulties in the residential real estate and mortgage markets, volatility in fuel and other energy costs and problems in the financial services and credit markets. Such macroeconomic factors affect the budgeting and purchasing behavior of the Company’s customers. If economic growth is slowed or uncertain, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. If the Company experiences a decline in revenue, it could have difficulty paying amounts due on its indebtedness. If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if it fails to comply with the various requirements of the Notes, the Company would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any other indebtedness that it may have outstanding at such time.
The Company’s common stock is listed on the Nasdaq Global Market under the symbol BORL. As of February 25, 2009, the 52 week low in its stock price was $0.38. In order for the Company’s common stock to continue to be listed on the Nasdaq Global Market, it must satisfy various listing maintenance standards established by Nasdaq, including the requirement that to maintain a minimum closing bid price of $1.00 per share. Nasdaq has waived this requirement until April 20, 2009. After the expiration of the waiver, if the Company’s stock price does not stabilize above $1.00 per share, it could risk delisting. Delisting would limit the Company’s ability to attract investors and, more importantly, it would risk triggering the redemption right of the holders of the Company’s 2.75% Convertible Senior Notes due 2012 (the “Notes”). If holders exercised their redemption right, the Company would need to repurchase all of the outstanding principal and interest on the Notes, which was $161.0 million as of December 31, 2008. After redeeming the Notes, the Company may not have sufficient operating cash. In such event, the Company would likely seek to obtain additional financing and/or seek shareholder approval for a reverse stock split, however there can be no guarantee that it would be able to obtain financing on favorable terms or at all or that it would obtain shareholder approval.

Correction of Previously Issued Financial Statements
During the quarter ended June 30, 2008 and as reported in the Company’s Form 10-Q for such period, management identified certain accounting errors related to the December 31, 2007 financial statements. Although these adjustments together with other adjustments recorded in the first quarter of 2008 related to the 2007 year are not considered material to the loss from continuing operations for the year ended December 31, 2007 and net loss for the year ended December 31, 2007, when aggregated, as assessed during the quarter ended June 30, 2008, these amounts were expected to be material to the full year loss from continuing operations for the year ending December 31, 2008. As a result the Company revised its consolidated statement of operations for the year ended December 31, 2007 to reflect these amounts in the 2007 financial statements. The adjustments decreased the previously reported net loss for 2007 by approximately $2.5 million. The adjustments are included in the 2007 Consolidated Statements of Operations, Consolidated Balance Sheet and Consolidated Statements of Cash Flows presented in this Form 10-K as well as within the Company’s Form 10-Q for the quarters ended June 30, 2008 and September 30, 2008. The accounting errors relate primarily to a failure to reverse a deferred rent liability for the Company’s Cupertino, California facility in the fourth quarter of 2007 when the Company ceased using the facility and recorded a liability, net of sublease income, for the associated terminated lease and an over-accrual of commission expenses.
The impact of the CodeGear discontinued operation and the correction of the errors on the previously issued financial statements for the year ended December 31, 2007 are presented below (in thousands). The errors for the year ended December 31, 2007 relate to adjustments of $(1.4) million, $(706,000), $(398,000), and $20,000 for restructuring, commission expense, non-income taxes, and depreciation expenses, respectively (in thousands). The $(398,000) adjustment related to non-income taxes includes $78,000 in interest expense.

	Year Ended December 31, 2007
		Adjustment	As Adjusted
	As	for	for
	Previously	Discontinued	Discontinued	Adjustment for
	Reported	Operations	Operations	Errors	As Restated
Statement of Operations:
Selling, general and administrative	$176,206	$(23,688)	$152,518	$(1,006)	$151,512
Restructuring, amortization of other intangibles, acquisition-related expenses and other charges	13,934	(1,017)	12,917	(1,384)	11,533
Interest expense	(5,449)	2	(5,447)	78	(5,369)
Net loss	$(61,673)	$—	$(61,673)	$2,468	$(59,205)
Net loss per share — basic and diluted	$(0.85)	$(0.00)	$(0.85)	$0.04	$(0.81)

There was no net impact to cash flows from operating, investing, or financing activities as a result of these corrections. These errors only impacted net loss and the reconciliation from net loss to cash flows used in operating activities. The impact of the errors on the consolidated balance sheet as of December 31, 2007 is presented below (in thousands).

	As of December 31, 2007
	As
	Previously	Adjustment for
	Reported	Errors	As Restated
Balance sheet:
Property and equipment, net	$9,998	$(20)	$9,978
Total assets	544,017	(20)	543,997
Accrued expenses	31,606	(706)	30,900
Other current liabilities	7,574	(398)	7,176
Long-term restructuring	5,823	(351)	5,472
Other long-term liabilities	23,977	(1,033)	22,944
Total liabilities	341,947	(2,488)	339,459
Accumulated deficit	(335,478)	2,468	(333,010)
Revenue Recognition
The Company derives revenue from licenses of its software and sales of related services, which include post-contract customer support (“PCS”), consulting and education. The Company recognizes software revenue in accordance with American Institute of Certified Public Accountants Statement of Position, Software Revenue Recognition, or SOP 97-2, and SOP No. 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions, and in certain instances in accordance with SOP 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts or SEC Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104.
The Company recognizes license fees on contracts, which do not involve significant implementation or integration essential to the functionality of its products upon delivery when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is probable. For arrangements with multiple elements, the Company determines the value for services based upon vendor specific objective evidence (“VSOE”). VSOE for the consulting services element is based upon the standard rates charged for services, given the complexity of the services and experience of the professional performing the services, or the amount charged on similar transactions. VSOE for annual PCS is based on the stated future renewal rates, if substantive, included in our contracts. The Company recognizes revenue for the license portion of a multiple element arrangement based upon the residual contract value. The Company generally recognizes revenue for software licensed for a specific time period, or license term, upon delivery provided that all other requirements of SOP 97-2 are met and allocations between license and maintenance revenue are made using a consistent and rational allocation method. The Company assesses collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from its customers. If the Company determines the collection of a fee is not probable, it defers the fee and recognizes revenue at the time collection becomes probable, which is generally upon receipt of payment. If the Company determines that a fee is not fixed or determinable, it defers the fee and recognizes revenue as payments become due and payable.
For solutions which involve significant implementation or integration essential to the functionality of the Company’s software, the Company recognizes license and service revenues on either a percentage-of-completion basis or a completed-contract basis depending on whether or not it can obtain reliable estimates of the progress towards completion of the work. Percentage-of-completion accounting often involves complex accounting decisions, judgments and estimates including recoverability of unbilled amounts. The Company classifies revenues from these arrangements as license and/or service revenues, based upon the estimated fair value of each element determined by VSOE. During 2008, 2007, and 2006 arrangements accounted for on a completed-contract basis or a percentage-of-completion basis were not significant.
Service revenue from PCS is recognized ratably over the support period, which is generally one year. Service revenues from consulting and education services related to the implementation of the Company’s software are recognized when services are performed.

Basic and Diluted Net Loss per Share
Basic earnings per share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options, potential employee stock purchase plan shares, and restricted stock awards is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123(R) and SFAS No. 128, Earnings Per Share. The dilutive effect of convertible notes (if applicable) is reflected in diluted earnings per share by application of the if-converted method. Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are, therefore, excluded from diluted per share calculations.
The following is a reconciliation of the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Numerators:
Loss from continuing operations	$(204,372)	$(41,400)	$(51,953)
Loss from discontinued operations	(11,350)	(17,805)	—

Net Loss	$(215,722)	$(59,205)	$(51,953)

Denominator for basic net loss per share	72,805	72,875	77,096

Net loss per share attributable to common stockholders:
Continuing operations	$(2.81)	$(0.57)	$(0.67)
Discontinued operations	(0.15)	(0.24)	—

Net loss per share — basic and diluted	$(2.96)	$(0.81)	$(0.67)

The computation of diluted net loss per share for the years ended December 31, 2008, 2007 and 2006 excluded the impact of all outstanding options to purchase 11.6 million, 13.3 million and 15.6 million shares of common stock, respectively, and 129,000, 481,000 and 1.0 million shares of non-vested restricted common stock awards, respectively, because such impacts would be antidilutive due to being out-of-the-money or due to the Company’s net loss in each of the years ended December 31, 2008, 2007 and 2006. In addition, the dilutive net loss per share calculation for the year ended December 31, 2008 and 2007, excludes 28.5 million and 30.0 million shares, respectively, issuable upon conversion of our 2.75% Convertible Senior Notes due February 15, 2012, calculated using the “if converted method”, due to the Company’s net loss in the period. See Note 9 for more information on our Convertible Senior Notes.
Cash, Cash Equivalents and Short-Term Investments
The Company considers all highly liquid investments having an original maturity of 90 days or less to be cash equivalents. Short-term investments are classified as securities available-for-sale. Securities are carried at fair value, using the specific identification method. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a component of cumulative other comprehensive income loss. See Note 3 for further discussion related to our cash and short-term investment balances.
Foreign Currencies
The functional currencies of our significant foreign subsidiaries are their local currencies. The balance sheet accounts of foreign subsidiaries are translated into U.S. dollars at the exchange rate as of the balance sheet date. Monthly revenues, costs and expenses are translated using an average rate for that month. Resulting translation adjustments are reported as a component of accumulated other comprehensive loss within stockholders’ equity (deficit).

Concentration of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our cash, cash equivalents and short-term investments in a variety of financial instruments, including but not limited to government and corporate securities, time deposits and money market funds. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss, net of estimated taxes.
We offer credit terms on the sale of our software products to distributors, retail dealers and certain end-user customers. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for uncollectible accounts receivable based upon the expected collectability of all accounts receivable. A specific bad debt reserve of up to 100% of the invoice value is provided for balances deemed uncollectable. A reserve is established for all other accounts based on the age of the invoices. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable. Additions (reversals) to the allowance for doubtful accounts, excluding activity related to discontinued operations, were $(1.8) million, $1.6 million and $(0.5) million for the years ended December 31, 2008, 2007 and 2006, respectively, including discontinued operation. Charges against the allowance were $1.2 million, $0.9 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, including discontinued operation.
No single customer represents greater than 10% of total accounts receivable, net of allowances, as of December 31, 2008 or 2007 and no single group or customer represented greater than 10% of our total revenues for the years ended December 31, 2008, 2007 or 2006.
Property and Equipment, net
Property and equipment is stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the following estimated useful lives:

Computer software and equipment	3 years
Furniture, fixtures and equipment	3 years
Leasehold improvements	Shorter of lease term or useful life
Depreciation expense for property and equipment for the years ended December 31, 2008, 2007 and 2006 was $4.1 million, $5.6 million and $5.9 million, respectively. The costs of maintenance and repairs are expensed as incurred. The costs of assets and related accumulated depreciation are removed from the accounts upon retirement or disposition and any resulting gain or loss is reported as income or expense.
We capitalize costs relating to internal use software in accordance with the provisions of SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software development costs, including costs incurred to purchase software, are capitalized beginning when we have determined certain factors are present including, among others, that technology exists to achieve the performance requirements, and/or buy versus internal development decisions have been made. Capitalization of software costs ceases when the software is substantially complete, is ready for its intended use, and is amortized over its estimated useful life using the straight-line method. We amortized $0.8 million, $0.9 million, and $1.6 million in costs associated with internal use software during 2008, 2007 and 2006, respectively. These costs are amortized over a useful life ranging from three years.
We apply SFAS No. 143, Accounting for Asset Retirement Obligations, or SFAS 143, for the recognition and measurement of liabilities for asset retirement obligations and the associated asset retirement costs. The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, we accrete the liability in relation to the asset retirement obligation over time and the accretion expense is recorded as an operating expense. At December 31, 2008, 2007 and 2006, the asset retirement obligations, related to our restoration obligations for certain of our facilities, were $0.6 million, $0.5 million and $0.6 million, respectively.
Leases
Rent expense is recorded on a straight-line basis over the term of the respective leases. Lease incentives are amortized on a straight line basis over the lease term against rent expense in accordance with FAS 13 and FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases.

Taxes Collected from Customers
Pursuant to Emerging Issues Task Force Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement, we elected to net taxes collected from customers against those remitted to government authorities in our financial statements consistent with our historical presentation of this information.
Stock-Based Compensation Plans
Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Shared-Based Payment (“SFAS 123R”), using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method, we recognize stock-based compensation expense for all share-based payment awards granted after January 1, 2006 and granted prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and recognize compensation cost for only those shares expected to vest on a straight-line basis over the requisite service period of the award.
Upon adoption of SFAS 123R, we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The value of the portion of the post adoption award that is ultimately expected to vest is recognized as expense over the requisite service (vesting) period on a straight-line basis in our Consolidated Statements of Operations and the expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. See Note 12 to the Consolidated Financial Statements for a further discussion on stock-based compensation.
Research and Development
Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Software localization projects are outsourced to third-party developers. We capitalize software development in accordance with the provisions of SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs begin to be capitalized at the time a product’s technological feasibility is established and end when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed.
Goodwill and Acquired Intangibles
Goodwill and identifiable intangibles are accounted for in accordance with SFAS No. 141 Business Combinations, or SFAS 141 and SFAS No. 142 Goodwill and Other Intangible Assets, or SFAS 142. Under SFAS 142, goodwill must be tested for impairment annually. We perform our annual impairment testing during the third quarter of our fiscal year. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Following the CodeGear Asset Sale (which closed June 30, 2008), we have a single reporting unit to be tested.
Impairment testing of goodwill is performed in two steps. First, the carrying value of the reporting unit is compared to the fair value of the reporting unit. Our step one goodwill impairment test involves the following activities: (i) estimating the value of total invested capital, which consists of the value of interest bearing debt plus equity; and (ii) comparing the total invested capital value to its carrying amount (book value), to ascertain a potential of goodwill impairment. For purposes of the step one analysis, to determine our fair value we utilized approaches which focused on our ability to produce income and the estimated consideration which we would receive if there were to be a sale of Borland. Consideration is given to our discounted projected future cash flows, our market capitalization and market multiples of comparable companies within the industry. If the carrying value is less than the fair value, no goodwill impairment charge is recorded. However, should the carrying amount for the reporting unit exceed its fair value, then we proceed to the second step of the goodwill impairment testing.

The second step of the impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of the goodwill, the impairment loss shall be recognized as an operating expense in an amount equal to that excess. Step two testing includes the following activities: (i) identifying and determining the fair value of the assets and liabilities of the company; (ii) determining the fair value of the goodwill based upon the residual of the hypothetical purchase consideration determined in step one over the fair value of the subject assets; and (iii) determining the magnitude of goodwill impairment based on a comparison of the fair value of the residual goodwill to its carrying value (or book value).
Our annual impairment review requires extensive use of accounting judgment and financial estimates, including projections about our business, our financial performance and the performance of the market and overall economy. Application of alternative assumptions and definitions could produce significantly different results. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change.
Purchased technology, patents, trademarks and other intangible assets are presented at cost, net of accumulated amortization. Intangible assets are amortized on a straight line basis over their estimated useful lives and assessed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires recognition of impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be disposed. Fair market value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. We test intangible assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In 2008, given the decline in our market capitalization, we tested in the third and fourth quarters.
See Note 4, “Goodwill and Intangible Assets” for a detailed description of the Company’s goodwill impairment and intangible assets.
Advertising Costs
We expense the costs of advertising as incurred. Advertising expense was $1.0 million, $1.5 million and $1.9 million during the years ended December 31, 2008, 2007 and 2006, respectively.
Income Taxes
We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.
Deferred income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109. Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss carryforwards. Based on the weight of the available evidence, we have provided a valuation allowance against substantially all of our net deferred tax assets. Management will continue to evaluate the realizability of the deferred tax assets and related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record substantially all of the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss amongst the domestic and foreign tax jurisdictions in which we operate.

The Company adopted the provisions of FIN 48 on January 1, 2007 , “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48), which became effective for the Company beginning in 2007. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We record liabilities for anticipated tax audit issues based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.
Recent Accounting Pronouncements
In May 2008, the FASB issued FSP APB 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) which impacts the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 will impact the accounting associated with our $159.3 million outstanding Notes. This FSP will require the Company to recognize additional non-cash interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it requires recognizing interest expense in prior periods pursuant to the retrospective accounting treatment. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company is currently evaluating the specifics of the impact on its consolidated financial statements of applying the provisions of FSP APB 14-1.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures related to fair value measurements that are included in a company’s financial statements. SFAS No. 157 does not expand the use of fair value measurements in financial statements. It emphasizes that fair value is a market-based measurement and not an entity-specific measurement, and that it should be based on an exchange transaction in which a company sells an asset or transfers a liability. SFAS No. 157 also establishes a fair value hierarchy in which observable market data would be considered the highest level, while fair value measurements based on an entity’s own assumptions would be considered the lowest level. SFAS No. 157 is effective beginning January 1, 2008. FASB Staff Position (“FSP”) No. 157-2 allows for a one-year deferral of implementation for non-financial assets and liabilities, except items recognized or disclosed at fair value on an annual or more frequently recurring basis. See Note 3 for information and related disclosure regarding our fair value measurements. Since the adoption of SFAS No. 157 for non-financial assets and liabilities will be applied prospectively, there will not be a material impact on our historical consolidated financial position, results of operations, or cash flows upon adoption.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, a revision of SFAS No. 141. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items, including acquisition costs, acquired contingent liabilities, restructuring costs, deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. SFAS No. 141(R) is effective for all business combinations for which the acquisition date is on or after January 1, 2009 for companies operating under a calendar fiscal year.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has chosen not to adopt the provisions of SFAS 159.
In June 2008, FASB ratified EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”). Per EITF No. 08-4, conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, shall be effective for us beginning after January 1, 2009. Since the Company’s convertible debt instruments fall outside of the scope of this pronouncement it will have no impact over its consolidated financial statements.

In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the guidance in FASB Statement No. 142, Goodwill and Other Intangible Assets, for estimating useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of a recognized intangible asset. In estimating the useful life of a recognized intangible asset, FSP No. 142-3 requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets.
NOTE 3. INVESTMENTS
The following tables summarize our investments in available-for-sale debt securities as of December 31, 2008 and 2007, respectively (in thousands):

	December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated Fair
	Costs	Gains	Loss	Value
Corporate debt securities	$27,152	$—	$(250)	$26,902
U.S. government debt securities	32,363	241	—	32,604
Equity instruments	—	111	(42)	69

	$59,515	$352	$(292)	$59,575

	December 31, 2007
	Amortized	Unrealized	Unrealized	Estimated Fair
	Costs	Gains	Loss	Value
Corporate debt securities	$46,199	$22	$(212)	$46,009
U.S. government debt securities	20,284	57	(3)	20,338
Asset-backed securities	35,534	152	(2)	35,684
Auction rate securities	4,000	—	—	4,000

	$106,017	$231	$(217)	$106,031

Realized gains in available-for-sale securities were $66,000 and $64,000 for the years ended December 31, 2008 and 2007, respectively. There were no realized gains or losses in 2006.
Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	December 31, 2008		December 31, 2007
	Amortized	Estimated Fair	Amortized	Estimated Fair
Due in	Costs	Value	Costs	Value
Less than one year	$59,515	$59,575	$63,906	$64,061
1 thru 5 years	—	—	38,111	37,970
After 5 years	—	—	4,000	4,000

Total	$59,515	$59,575	$106,017	$106,031

The following table summarizes the fair value and gross unrealized gains and (losses) related to available-for-sale securities, aggregated by investment category and length of time individual securities have been in a continuous gain (loss) position, as of December 31, 2008 and 2007, respectively (in thousands):

	December 31, 2008
	Less than twelve months		Greater than twelve months		Total
	Estimated Fair	Gross Unrealized	Estimated Fair	Gross Unrealized	Estimated Fair	Gross Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
Corporate debt securities	$26,902	$(250)	$—	$—	$26,902	$(250)
U.S. government debt securities	32,604	—	—	—	32,604	—
Equity instruments	69	(42)	—	—	69	(42)

	$59,575	$(292)	$—	$—	$59,575	$(292)

	December 31, 2007
	Less than twelve months		Greater than twelve months		Total
	Estimated Fair	Gross Unrealized	Estimated Fair	Gross Unrealized	Estimated Fair	Gross Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$16,180	$(8)	$29,829	$(204)	$46,009	$(212)
U.S. government debt securities	19,041	(3)	1,297	—	20,338	(3)
Asset-backed securities	28,841	(2)	6,843	—	35,684	(2)
Auction rate securities	4,000	—	—	—	4,000	—

	$68,062	$(13)	$37,969	$(204)	$106,031	$(217)

We review our debt and marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of sufficient time to allow for recovery in market value. If we believe that an other-than-temporary decline exists in one of these securities, we write down these investments to fair value.
Fair Value Measurements
The Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), effective January 1, 2008 for financial assets and liabilities that are being measured and reported at fair value on a recurring basis. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.
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

The following table provides the fair value measurements of applicable assets by level within the fair value hierarchy as of December 31, 2008 (in thousands):

	Fair Value Measurement at Reporting Date using
		Quoted Prices in
	Estimated Fair	Active Markets	Significant Other
	Value at	for Identical Assets	Observable Inputs
Description	December 31, 2008	(Level 1)	(Level 2)
Assets:
Money market funds (1)	$60,006	$60,006	$—
Corporate debt securities (2)	26,902	—	26,902
U.S. government debt securities (2)	32,604	—	32,604
Equity instruments (2)	69	69	—

	$119,581	$60,075	$59,506

(1)	Included in cash and cash equivalents on the consolidated balance sheet.

(2)	Included in short-term investments in our consolidated balance sheet.
NOTE 4. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill is as follows (in thousands):

Goodwill
Balance as of December 31, 2006	$253,356
Impairment of CodeGear goodwill	(26,509)
Other adjustments*	(159)

Balance as of December 31, 2007	$226,688
Impairment of goodwill in continuing operations	(184,601)
Acquisition of Simunication	889
Other adjustments*	(2,145)
Discontinued operations
Impairment of CodeGear goodwill	(13,300)
Sale of CodeGear	(27,531)

Balance as of December 31, 2008	$—

*	Other adjustments consist primarily of changes in balances due to fluctuations in foreign exchange rates.
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
Prior to its annual goodwill impairment testing as of September 30, 2008, the Company considered whether to test goodwill in the first and second quarters of 2008. The Company evaluated the recoverability of goodwill related to the CodeGear division during the three months ended March 31, 2008 in anticipation of the sale of its CodeGear assets on June 30, 2008. The Company recorded an impairment charge of $13.3 million during the three months ended March 31, 2008 based upon the expected selling price of the business and the recorded values of the associated net assets at that time. The remaining $27.5 million of CodeGear’s goodwill balance was eliminated in connection with the disposition of the CodeGear division during the three months ended June 30, 2008. The goodwill impairment charges related to the CodeGear segment have been reclassified to discontinued operation in accordance with SFAS 144. See additional discussion related to the CodeGear Asset Sale in Note 6.

With respect to the Enterprise reporting unit, the Company did not perform interim goodwill impairment testing on its Enterprise segment in the first or second quarters of 2008. Although the Company’s stock price declined during this timeframe, the Company viewed this to be primarily indicative of broader macroeconomic conditions and believed the decline to be short-term in nature. Additionally, the Company considered positive business factors for the Company , including (i) the negotiation of the sale of the CodeGear assets in support of its strategic focus (sale closed on June 30, 2008); (ii) the planned release of the Company’s BMS products; (iii) positive performance through the second quarter of 2008 under the Company’s internal operating plan; and (iv) the realization of the benefits of various cost cutting measures. In evaluating all of these factors in the aggregate, management concluded that as of the first and second quarters of 2008, there was not a change in events or circumstances that would more likely than not reduce the fair value of the Enterprise reporting unit below its carrying amount.
In the third quarter of 2008, the Company performed its annual goodwill impairment test on its remaining single reporting unit. The Company used the two part test required by SFAS 142. The first step of the goodwill impairment test consisted of comparing the carrying value of the reporting unit to the fair value of the reporting unit including the goodwill. The first step of the goodwill impairment test involved the following activities: (i) estimating the fair value of total invested capital, which consists of the value of interest-bearing debt plus equity; and (ii) comparing the total invested capital value to its carrying amount (book value), to ascertain a potential of goodwill impairment.
For purposes of the step one analysis, to determine the Company’s fair value, it utilized approaches which focused on its ability to produce income (the “Income Approach”) and the estimated consideration which it would receive if there were to be a sale of Borland (the “Market Approach”). Consideration was given to the Company’s discounted projected future cash flows, its market capitalization and market multiples of comparable companies within its industry. The key assumptions utilized in the determination of fair value in step one of the testing included the following:
•
A forecast of operating results for 2009 through 2014 including projected revenues by product and revenue line, as well as operating expenses, expected margins, and income taxes, were utilized in the analysis. Given the continued economic decline noted in Q3 and the uncertainties in the global economy and in the Company’s market, the Company’s forecasts assumed no significant revenue growth.

•
Forecasts of working capital and capital expenditure requirements to support the revenue forecasts were utilized in the analysis. These assumptions were based upon the reporting unit’s historical requirements and consideration of guideline company requirements within the its industry. The Company’s forecasts assumed that it would make some investment to support innovation but also stayed consistent with its cost cutting efforts.

•
The cash flows utilized in the discounted cash flow analysis were estimated into perpetuity based on a terminal year growth rate. The elements considered in developing the terminal year growth rate for the reporting unit were the long-term inflation forecast and long-term real growth potential for the Company’s business.

•
The per-share price of the Company’s common stock and overall market capitalization was also considered in the fair value analysis. The Company also factored in a control premium and the estimated fair value of the outstanding Notes.

Based on the fair value estimated in step one, the Company determined a step one failure occurred, which indicated that goodwill impairment may exist. The Company proceeded to the step two analysis, which included estimation of the fair value of the reporting unit’s assets and liabilities, including previously unrecognized intangible assets. The Income Approach was utilized to value the identified intangible assets of the Enterprise reporting unit, which included customer relationships, developed and in process research and development technology and trade names.
As a result of the step two test, the carrying value of the Company’s goodwill was deemed to exceed the allocated fair value and the Company recorded a $106.9 million goodwill impairment charge in the third quarter of 2008.
In the fourth quarter of 2008, the Company missed its revenue forecasts, continued to operate at a loss on a GAAP basis and its projections for future growth continued to decline due to (i) the uncertainty in the economy, (ii) the risks inherent in its evolving ALM market, and (iii) the executive management turnover. In addition, the Company’s share price and market capitalization continued to decline. As a result, the Company concluded that a change in circumstance occurred, which warranted an interim goodwill impairment test. Accordingly, the Company tested goodwill for impairment using the same two-part test required by SFAS 142 as outlined above. As a result of the fourth quarter goodwill impairment test, the Company wrote off its remaining goodwill balance of $77.7 million. The total goodwill impairment charged to continuing operations during the year ended December 31, 2008 was $184.6 million.
The Company also tested its purchased technology, patents, trademarks and other intangible assets for impairment in the third and fourth quarters of 2008. The Company determined that no impairment existed. Intangible assets are amortized on a straight line basis which approximates their estimated useful lives and assessed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires recognition of impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be disposed. Fair market value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. Most of the Company’s purchased intangible assets are from its acquisition of Segue in 2006 and a significant amount of the value has been amortized, as explained above. Consequently, although the Company’s market capitalization and revenue had declined in 2008, the carrying value of these assets was not determined to be impaired.
The following tables summarize our intangible assets, net (in thousands):

		As of December 31, 2008			As of December 31, 2007
		Gross			Gross
	Range	Carrying	Accumulated	Net	Carrying	Accumulated	Net
Category	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired Developed Technology	3 - 7 years	$47,860	$35,637	$12,223	$46,330	$30,187	$16,143
Maintenance Agreements	7 years	11,300	4,215	7,085	11,300	2,735	8,565
Tradenames and Trademarks	3 years	1,100	774	326	1,100	499	601
Customer Relationships	3 - 7 years	9,075	4,203	4,872	9,075	2,726	6,349
Other	1 - 3 years	421	407	14	400	400	—

Total		$69,756	$45,236	$24,520	$68,205	$36,547	$31,658

Based on the current amount of intangibles subject to amortization, the estimated future amortization expense related to our intangible assets at December 31, 2008 is as follows (in thousands):

Future
Amortization
2009	$8,079
2010	7,807
2011	4,580
2012	2,946
2013	1,081
Thereafter	27

Total	$24,520

Amortization of both acquired developed technology and maintenance agreements charged to cost of revenues during the years ended December 31, 2008, 2007 and 2006 totaled $8.2 million, $8.4 million and $7.0 million, respectively. Amortization of other acquired intangibles charged to operating expenses during the years ended December 31, 2008, 2007 and 2006 was $0.5 million, $0.4 million and $0.6 million, respectively.

NOTE 5. FINANCIAL STATEMENT COMPONENTS
Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2008	2007
Accounts receivable, net:
Gross accounts receivable	$34,333	$60,736
Allowance for rebates and returns	—	(1,778)
Allowance for doubtful accounts	(1,174)	(4,318)

Total	$33,159	$54,640

Other non-current assets:
Deferred taxes	$1,099	$—
Convertible debt fees	3,030	5,024
Other	1,056	4,862

Total	$5,185	$9,886

Property and equipment, net:
Computer equipment	$24,205	$27,372
Furniture, fixtures and equipment	6,351	8,014
Other	8,601	9,090

	39,157	44,476
Less accumulated depreciation and amortization	(30,663)	(34,498)

Total	$8,494	$9,978

Accrued expenses:
Accrued payroll and incentives	$7,775	$17,789
Professional service fees and settlement costs	1,216	3,883
Accrued self funded insurance	858	1,642
Other	4,107	7,586

Total	$13,956	$30,900

Other current liabilities:
Business taxes, net	$2,370	$2,046
Other	3,284	5,130

Total	$5,654	$7,176

Consolidated Statements of Operations (amounts in thousands):

	Year Ended December 31,
	2008	2007	2006
Restructuring	$3,012	$8,853	$12,880
Amortization of other intangibles	540	413	557
Acquisition-related expenses	319	2,267	3,836
Other charges:
In-process research and development	—	—	4,800

Restructuring, amortization of other intangibles, acquisition-related expenses and other	$3,871	$11,533	$22,073

NOTE 6. DISPOSITION AND ACQUISITIONS
Disposition
On June 30, 2008, the Company completed the sale of substantially all of the assets (excluding accounts receivable), operations and certain liabilities of its IDE tools business to Embarcadero. The total consideration was $20.3 million net of closing adjustments. On February 20, 2009, the Company received a working capital payment received from Embarcadero of $0.4 million. The assets and operations were previously included in the Company’s CodeGear division.
The assets and operations were previously included in the Company’s CodeGear division. Pursuant to the Purchase Agreement, the Company also entered into several ancillary agreements, including (i) a patent assignment agreement, assigning 34 patents which pertain solely or substantially to the CodeGear business; (ii) a patent license agreement, providing for a non-exclusive license to the Company’s patents that were not assigned, which license was restricted to a certain field of use; (iii) a technology cross-license agreement, which provides for licenses to and from Embarcadero and the Company for software and tools used in both the CodeGear and the Company’s retained business; (iv) a services agreement which obligates Embarcadero to provide software license management application services to the Company following the closing; (v) the sublease of the Company’s facilities previously used in the CodeGear business; and (vi) a transition services agreement to provide services to Embarcadero to assist with the transition of the CodeGear business. The Company evaluated the above arrangements and concluded they do not involve significant continuing involvement. In addition, no amounts of the purchase consideration were ascribed to the ancillary agreements as they were deemed to be at fair value.
The Company discontinued the CodeGear operations in the quarter ended June 30, 2008 in conjunction with the sale to Embarcadero, and has presented the operating results of the CodeGear segment within discontinued operation in its 2008 and 2007 Consolidated Statements of Operations. As the Company’s IDE operation did not comprise a component of an entity as defined in SFAS 144 prior to January 1, 2007, the Statement of Operations for 2006 has not been reclassified to reflect discontinued operation. The consolidated balance sheet as of December 31, 2007 and the consolidated statements of cash flow have not been revised to reflect the discontinued operation. Refer to Note 2 of the Consolidated Financial statements for additional discussion.
The following table sets forth the net sales and loss from the CodeGear discontinued operation included in the Consolidated Statements of Operations of the Company (in thousands):

	Year Ended December 31,
	2008	2007
Net Sales	$23,679	$56,998

Loss from operation of discontinued operation (inclusive of applicable taxes of $735 for 2008 and $914 for 2007)	(9,831)	(17,805)
Loss on disposal of discontinued operation (inclusive of applicable taxes of $868 for 2008)	(1,519)	—

Net loss from discontinued operation	$(11,350)	$(17,805)

The following table sets forth the assets and liabilities of the CodeGear discontinued operation included in the Consolidated Balance Sheet of the Company (in thousands):

December 31, 2008
Income taxes receivable	$97
Other current assets	346

Current assets of discontinued operation	$443

Deposits due to Borland from lessor	3,734

Non-current assets of discontinued operation	$3,734

Accrued restructuring	4,162
Other current liabilities	46

Current liabilities of discontinued operation	$4,208

Accrued restructuring	1,030
Deposits due to subtenant from Borland	1,352

Long-term liabilities of discontinued operation	$2,382

Acquisitions
Simunication, Inc.
The Company accounts for acquisitions in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). The results of operations attributable to acquisitions are included in the Consolidated Financial Statements from the date of acquisition.
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
Segue Software, Inc.
On April 19, 2006, the Company completed the acquisition of Segue Software, Inc. (“Segue”), pursuant to an Agreement and Plan of Merger, dated as of February 7, 2006. The purchase price was approximately $115.9 million and consisted of fixed consideration of $105.4 million in cash used to purchase all of Segue’s outstanding common shares, $8.1 million in cash paid to eligible Segue employees who held vested common stock options on the closing date of the acquisition and $2.5 million of direct acquisition-related costs. The purchase price was allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the date of acquisition, including identifiable intangible assets, with the remaining amount being classified as goodwill. Additionally, the Company expects to pay contingent consideration through 2009 of up to a maximum of $1.3 million to eligible former Segue employees who held unvested common stock options on the closing date of the acquisition and were retained as the Company’s employees. The contingent consideration is based upon continued employment with the Company and is paid in accordance with the vesting schedules of the original Segue stock option agreements. This contingent consideration is recognized as compensation expense in the periods when it is earned and paid. To date, the Company has made a total payment of $664,000; of which $96,000 was paid and expensed during the year ended December 31, 2008.

NOTE 7. RESTRUCTURING AND MERGER-RELATED CHARGES
We account for our restructuring activities in accordance with SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statement No. 5 and 4, (“SFAS 112”), and SFAS No. 88, Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”) as applicable. The following table summarizes our restructuring activity for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands):

	FY 2008 Restructuring	FY 2007 Restructuring			FY 2006 Restructuring
		Quarter 4 Plan		Quarter 2 Plan
	Severance,	Severance,		Severance,	Severance,
	Benefits and Other	Benefits and Other	Facilities	Benefits and Other	Benefits and Other	Facilities	Total
Accrual at December 31, 2005	$—	$—	$—	$—	$496	$12,684	$13,180
Acquired from Segue	—	—	—	—	3,507	542	4,049
Additions/adjustments/accretion	—	—	—	—	9,755	3,125	12,880
Payments and adjustments for non-cash write-offs	—	—	—	—	(9,496)	(4,800)	(14,296)

Accrual at December 31, 2006	$—	$—	$—	$—	$4,262	$11,551	$15,813
Additions/adjustments/accretion	—	3,755	4,800	3,000	(515)	(138)	$10,902
Payments and adjustments for non-cash write-offs	—	(18)	—	(2,672)	(3,568)	(5,119)	$(11,377)

Accrual at December 31, 2007	$—	$3,737	$4,800	$328	$179	$6,294	$15,338
Additions/adjustments to accrual	1,810	487	976	83	37	(5,183)	(1,790)
Payments and adjustments for non-cash write-offs	—	(3,356)	(3,553)	(411)	(216)	(1,111)	(8,647)

Accrual at December 31, 2008	$1,810	$868	$2,223	$—	$—	$—	$4,901

Of the $4.9 million in our restructuring accrual at December 31, 2008, $4.0 million was in our short-term accrual and $0.9 million was in our long-term accrual. The long-term accrual is related to facility operating leases.
During the years ended 2008, 2007 and 2006, we recorded net restructuring expenses of $3.0 million, $8.9 million and $12.9 million, respectively, to continuing operations.
The restructuring charges relating to operating leases have been recorded, net of assumed sublease income and present value factors. Substantially all of these restructuring costs have or will require the outlay of cash, although the timing of lease payments relating to leased facilities over the next five years will be unchanged by the restructuring actions. The following are descriptions of each of the separate restructuring actions taken. Additionally, upon the sale of the Company’s CodeGear division on June 30, 2008, the Company reclassified approximately $5.2 million in facilities related restructuring liabilities to liabilities of the discontinued operation.
FY 2008
In December 2008, the Company’s Board of Directors approved a worldwide reduction in force of approximately 118 employees, or approximately fifteen percent of our full-time regular work force prior to the reduction. The workforce reduction actions were primarily in the United States, Canada, and Europe, and to a lesser degree in other international locations. SFAS 112 and SFAS 88 require accrual for severance expenses prior to notification for termination benefits that are contractual, or required by regional labor laws, or under a substantive plan if they are probable and reasonably estimable. We recorded $1.8 million of applicable severance expenses in the fourth quarter of 2008, which was prior to the restructure date of January 6, 2009.
SFAS 146 requires accrual for severance expenses on the communication date for employees terminated under a one-time benefit arrangement. We expect to record an additional $1.2 million in applicable severance expenses related to this action in the first quarter of 2009 under SFAS 146. The FY 2008 restructure plan did not include any consolidations or closures of facilities.
FY 2007 4th Quarter
In December 2007, we announced a worldwide reduction in force. The worldwide reduction in force involved approximately 90 employees, or approximately eight percent of our headcount prior to the reduction, and the closing of facilities in approximately six locations. The workforce reduction and facility actions were primarily in the United States and Europe, and to a lesser degree in other international locations. In the year ended 2008, we incurred $1.0 million in costs to our continuing operations, of which $726,000 relates to employee terminations and $240,000 relates to consolidation of our facilities.

FY 2007 2nd Quarter
In April of 2007, we announced the relocation of our corporate headquarters from Cupertino, California to Austin, Texas. The relocation involved restructuring actions with respect to personnel and the consolidation of facilities. Approximately 70 employees, or approximately six percent of our full-time staff, prior to the relocation, were affected. In 2008, we incurred $177,000 in costs to our continuing operations relating to staff relocation benefits.
FY 2006
Starting in the second quarter of 2006, we initiated a restructuring plan in connection with the acquisition of Segue and in response to economic conditions in the software industry (see Note 6). Restructuring initiatives are ongoing and include the restructuring of our operations to eliminate certain duplicative activities, to focus over resources on future growth opportunities and to reduce our cost structure. During the year ended December 31, 2008, the Company recorded $75,000 related to its restructured facilities.
NOTE 8. INCOME TAXES
Loss from continuing operations before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006

U.S.	$(192,395)	$(60,438)	$(52,033)
Non-U.S.	(11,394)	21,260	2,602

	$(203,789)	$(39,178)	$(49,431)

The provision (benefit) for income taxes from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$(549)	$70	$(70)
State	60	8	118
Non-U.S.	1,245	1,954	930

	$756	$2,032	$978

Deferred:
Federal	$(173)	$190	$—
State		—	—
Non-U.S.	—	—	1,544

	(173)	190	1,544

	$583	$2,222	$2,522

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income before income taxes (in thousands):

	Year Ended December 31,
	2008	2007	2006
Tax provision computed at U.S. statutory rate	$(71,326)	$(13,712)	$(17,301)
Goodwill impairment	69,220		—
State taxes	60	(1,721)	(2,966)
Limitation or (benefit) on utilization of U.S. losses, credits and future deductions	(1,116)	18,047	13,350
Non-U.S. withholding taxes	535	78	1,139
Tax effect of acquisition-related non-deductible goodwill and intangibles	3,402	4,063	4,821
Tax effect of foreign income inclusions	—	2,991	3,209
Subsidiaries’ results subject to tax at rates other than U.S. statutory rates	(155)	(5,705)	(1,569)
Limitation or (benefit) on utilization of non-U.S. losses, credits and future deductions	—	(2,434)	972
FIN 48 — unrecognized tax benefit	(794)	617	—
Other and permanent differences	757	(2)	867

Income tax provision	$583	$2,222	$2,522

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following (in thousands):

	Year Ended December 31,
	2008	2007
Accrued expenses	$5,442	$9,709
Accounts receivables reserves	363	1,271
Deprecation, amortization and other	5,105	4,710
U.S. federal and state loss and credit carryforwards	85,722	97,308
Non-U.S. loss carryforwards	1,883	2,195

Gross deferred tax assets	98,515	115,193
Deferred tax assets valuation allowance	(80,246)	(90,519)

Deferred tax assets, net of valuation allowance	$18,269	$24,674

Deferred tax liability	$(8,178)	$(11,582)
Acquired intangibles	$(9,655)	$(12,470)

Deferred tax liability, net	$(17,833)	$(24,052)

Total deferred tax assets (liabilities), net	$436	$622

We have recorded a valuation allowance against substantially all of our deferred tax assets at December 31, 2008. The valuation allowance decreased by approximately $10.3 million from 2007 to 2008 primarily due to the utilization of net operating losses to offset the gain generated from the sale of CodeGear and the expiration of tax credit carryforwards. In accordance with SFAS 109 and based on all available evidence, including our historical results and the uncertainty of predicting our future income, the valuation allowance reduces our deferred tax assets to an amount that is more likely than not to be realized. The amount of valuation allowance can be attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of net operating loss carryforwards, tax credit carryforwards, accrued expenses, and other temporary differences.
For U.S. federal and state income tax purposes, we have net operating loss, or NOL, carryforwards of approximately $371.3 million and $38.2 million at December 31, 2008, respectively. These loss carryforwards will expire between 2009 and 2027, if not utilized. We also have approximately $13.9 million of NOL carryforwards in various foreign jurisdictions.
Pursuant to SFAS No. 123(R), tax attributes related to stock option windfall deductions should not be recorded until they result in a reduction of cash taxes payable. Starting in 2006, the Company no longer includes net operating losses attributable to stock option windfall deductions as a component of its gross deferred tax assets. At December 31, 2008, the Company’s unrealized federal net operating losses, which were excluded from deferred tax assets and which relate to stock options, were $162.2 million. The benefit of these net operating losses will be recorded to additional paid-in capital when they reduce cash taxes payable.

We have available U.S. federal and state tax credit carryforwards of approximately $29.0 million and $24.2 million, respectively. These credit carryforwards will expire beginning in 2009, if not utilized. We also have Alternative Minimum Tax, or AMT, credit carryforwards for U.S. federal income tax purposes of approximately $1.0 million, which do not expire.
Undistributed earnings of Borland’s foreign subsidiaries amounted to approximately $42.4 million as of December 31, 2008. Approximately $21.9 million are considered to be non-permanently reinvested and applicable residual U.S. income and foreign withholding taxes of $0.3 million have been provided on those earnings. With respect to the balance of $20.4 million of foreign undistributed earnings, applicable US income and non-US have not been provided as such earnings are considered to be permanently invested in foreign operations.
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recorded a $1.9 million increase in the liability for unrecognized tax benefits (“UTB”), a decrease in cumulative translation adjustments of $0.7 million for the foreign currency impact of foreign unrecognized tax benefits, a $1.3 million increase to deferred tax assets and a $0.1 million increase to the beginning balance of retained earnings in our balance sheet. Upon adoption, we had $58.3 million of unrecognized tax benefits of which $15 million, when recognized, will impact the effective tax rate. At December 31, 2007, we had $49.4 million of unrecognized tax benefits of which $12.8 million, when recognized, will impact the effective tax rate. These non-current income tax liabilities are recorded in other long-term liabilities in our consolidated balance sheet.
A reconciliation of the January 1, 2007 through December 31, 2008 amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

Beginning balance at January 1, 2007	$58,283
Decreases in UTBs taken in prior years	(9,140)
Increases in UTBs taken in current year	1,363
Decreases in UTBs related to lapsing of statute of limitations	(1,073)

Ending balance at December 31, 2007	49,433
Increases in UTBs taken in prior years	1,998
Increases in UTBs taken in current year	267
Decreases in UTBs related to lapsing of statute of limitations	(995)

Ending balance at December 31, 2008	$50,703

At December 31, 2008, of the total $50.7 million in unrecognized tax benefits, $12.9 million represents the amount that if recognized, would favorably affect the effective income tax rate in any future periods.
Included in the balance of unrecognized tax benefits at December 31, 2008, is approximately $7.0 to $8.0 million related to tax positions, interest, and penalties for which it is reasonably possible that audits will be closed or the statute of limitations will expire in various foreign jurisdictions within the next twelve months.
We record interest and penalties related to unrecognized tax benefits in income tax expense. We had cumulatively accrued approximately $3.9 million and $3.3 million for estimated interest and $356,000 and $340,000 for estimated penalties related to uncertain tax positions at December 31, 2008 and 2007, respectively. For the twelve months ended December 31, 2008 and 2007, the Company recorded estimated interest of approximately $0.9 million and $1.1 million, respectively.
We and our subsidiaries are subject to taxation in various foreign and state jurisdictions as well as the U.S. Our U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before 2003. With a few exceptions, the tax years 2002-2008 remain open to examination by tax authorities in the major foreign jurisdictions in which we operate. The German tax authority has commenced an examination of the 2006 and 2007 tax returns. The Company is currently unable to estimate the outcome of the examination.

NOTE 9. SENIOR NOTES OFFERING
General
In February 2007, we issued 2.75% Convertible Senior Notes due February 15, 2012 (the “Notes”), for an aggregate principal amount of $200 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A under the Securities Act of 1933. The Notes bear interest at 2.75% per annum. Interest is payable semiannually in arrears on February 15 and August 15, of each year, beginning August 15, 2007. We received proceeds of approximately $194.2 million after we deducted fees of the initial purchaser and our offering expenses in the aggregate amount of approximately $5.8 million. Our fees relating to the offering are being amortized to interest expense over the term of the Notes. We used approximately $30 million of the net proceeds from the sale of the Notes to repurchase approximately 5.9 million shares of our common stock.
During 2008, following authorization by our Board of Directors, we redeemed $40.7 million of the outstanding Notes for consideration of $30.0 million in cash, comprised of $0.2 million in accrued interest and $29.8 million in principal. The redeemed Notes were retired and are no longer outstanding. We recognized a $10.0 million gain resulting from favorable prevailing market rates, net of $0.9 million of expense related to debt issuance costs written off in proportion to the amount of Notes that were repurchased in 2008.
Conversion Process and Other Terms of the Convertible Senior Notes
On or after November 11, 2011, holders of the Notes will have the right to convert their Notes. Upon conversion, the Company will deliver a number of shares of our common stock equal to the conversion rate for each $1,000 of principal amount of Notes converted, unless prior to the date of such conversion the Company has obtained stockholder approval to settle conversions of the Notes in cash and shares of its common stock. If such approval is obtained, any Notes converted after such approval will be convertible into (i) cash equal to the lesser of the aggregate principal amount of the Notes to be converted and the total conversion value and (ii) shares of our common stock for the remainder, if any, of the total conversion value. In addition, following specified corporate transactions, the Company will increase the conversion rate for holders who elect to convert Notes in connection with such corporate transactions, provided that in no event may the shares issued upon conversion, as a result of adjustment or otherwise, result in the issuance of more than approximately 31.2 million shares based on the current outstanding principal amount of the Notes of $159.3 million. As of December 31, 2008, the fair value of the Notes is $93,390 based on a bond discount of 41%, which was the discount on the last date the Notes were traded in 2008.
Holders may convert their Notes prior to maturity if: (1) the price of our common stock reaches $8.29 during periods of time specified in the Notes, (2) specified corporate transactions occur or (3) the trading price of the notes falls below a certain threshold.
The Company evaluated the embedded conversion option in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and concluded that the embedded conversion option contained within the Convertible Senior Notes should not be accounted for separately because the conversion option is indexed to our common stock and would qualify to be classified as stockholders’ equity. Additionally, we evaluated the terms of the Convertible Senior Notes for a beneficial conversion feature in accordance with EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments and concluded that there was no beneficial conversion feature at the commitment date based on the conversion rate of the Convertible Senior Notes relative to the commitment date stock price.
Each $1,000 of principal of the Convertible Senior Notes will initially be convertible into 156.8627 shares of Borland common stock, which is the equivalent of $6.38 per share. Based on the Notes outstanding as of December 31, 2008 conversion would result in the issuance of an aggregate of approximately 25.0 million shares. The number of shares issuable upon conversion is subject to adjustment under the following circumstances: (1) during any fiscal quarter beginning after March 31, 2007, if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediate preceding fiscal quarter is greater or equal to 130% of the applicable conversion price on the last day of such preceding fiscal quarter; (2) during the five business day period after any ten consecutive trading day period in which the trading price per Note for each day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for such day; and (3) upon the occurrence of specified corporate transactions.

Based on SFAS No. 128, Earnings per Share and EITF No. 04-08, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share, the dilutive effect of the common shares issuable upon conversion of the Convertible Senior Notes would normally be reflected in the diluted earnings per share calculation. However, due to the net share settlement feature, the Convertible Senior Notes do not qualify as an Instrument C under EITF No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion. Therefore, we use the “if-converted” method for calculating diluted earnings per share. Using the “if-converted” method, the shares issuable upon conversion of the Notes were anti-dilutive for the years ended December 31, 2008 and 2007. Accordingly, the impact has been excluded from the computation of diluted earnings per share as discussed in further detail in Note 2.
In May 2008, the FASB issued FSP APB 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) which impacts the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 will impact the accounting associated with our $159.3 million outstanding Notes. This FSP will require the Company to recognize additional non-cash interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it requires recognizing interest expense in prior periods pursuant to the retrospective accounting treatment. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company is evaluating the impact on its consolidated financial statements of applying the provisions of FSP APB 14-1.
NOTE 10. COMMON SHARES RESERVED FOR FUTURE ISSUANCE
Shares of common stock reserved for future issuance at December 31, 2008 are as follows:

Convertible Senior Notes	24,988,228
Stock Option Plans	15,340,803
Employee Stock Purchase Plan	2,113,118

Total	42,442,149

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
No shares were repurchased through our Discretionary Program during 2008, 2007 or 2006. The Discretionary Program is currently in effect and after repurchases made from 2001 through 2005, at December 31, 2008, $59.3 million remains authorized for future repurchases.
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

Stock Incentive Plans
As of December 31, 2008, we have various stock-based compensation plans. Currently, we grant stock options to our employees, including executive officers from our 2003 Supplemental Stock Option Plan, and our 2002 Stock Incentive Plan. Our standard options vest over a four-year period, with 25% vesting after one year from the date of grant and 75% vesting monthly over the following three years. For most grantees, options expire at the earlier of either three months after termination of the grantee’s employment or ten years after the date of grant.
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
At December 31, 2008, 5,213,059 shares were available for future grant under our various stock option plans. All options granted under the plans for the years ended December 31, 2008, 2007 and 2006 were priced at the fair market value on the date of grant, based on the closing price of our common stock as reported on the Nasdaq Stock Market on the date of grant, or if the date of grant is not a trading day, the trading day immediately prior to the date of grant.
Stock Option Activities
The following table presents a summary of our stock option activity for the year ended December 31, 2008 (shares in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Options outstanding at December 31, 2007:	12,610	$7.38
Stock options:
Granted	2,588	1.47
Exercised	—	—
Canceled	(5,070)	7.55

Options outstanding at December 31, 2008:	10,128	$5.78	5.74	—

Vested and expected to vest at December 31, 2008	8,304	$6.20	5.53	—

Exercisable at December 31, 2008	5,294	$7.83	4.74	—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Borland’s closing stock price on the last trading day of fiscal year 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on the fair market value of Borland’s stock. Total intrinsic value of options exercised in fiscal years 2007 and 2006 was $0.1 million and $0.5 million, respectively. No options were exercised in fiscal year 2008.

The weighted-average fair value of the stock options granted under the employee stock incentive plans during the years ended December 31, 2008, 2007 and 2006, as defined by SFAS 123R was $0.73, $2.45 and $2.56, respectively.
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
During the years ended December 31, 2008 and 2007, we did not grant any shares of restricted stock to employees or officers. During the year ended December 31, 2006, we granted 362,500 shares of restricted stock to certain employees and officers with a cash purchase price of $0.01 per share and a vesting term of up to five years. The restricted stock is subject to repurchase if employment terminates prior to vesting. During the years ended December 31, 2008, 2007 and 2006 we recognized $0.8 million, $1.6 million and $3.5 million, respectively, of compensation expense related to our restricted stock grants. At December 31, 2008, 62,613 restricted shares remained outstanding and the unamortized compensation balance related to these shares was $49,000.
A summary of the rollforward of unvested stock awards as of December 31, 2008, and activities during fiscal year 2008, is presented as follows (in thousands, except per share data):

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Stock	Fair
	Outstanding	Value

Balance at December 31, 2007	255	$6.14
Granted	—	—
Vested	(182)	5.87
Forfeited	(10)	9.08

Balance at December 31, 2008	63	$6.43

The fair value of restricted stock vested during the years ended December 31, 2008, 2007 and 2006 was $0.3 million, $2.2 million and $2.5 million, respectively.
Employee Stock Purchase Plan
Our Employee Stock Purchase Plan, or ESPP, allows our eligible employees, and the eligible employees of our subsidiaries, to purchase shares of our common stock through payroll deductions. Purchases are limited to a maximum of 10% of the employee’s eligible compensation, subject to a total annual employee purchase limit of $25,000 worth of our common stock. In addition, the maximum number of shares a participant may purchase in an offering period is 1,250 shares. The ESPP shares may be purchased by participants at 85% of the lower of the fair value of the common stock on the purchase date as reported by the Nasdaq Stock Market at the beginning of the offering period or the fair value on the purchase date.

There are two offering periods which last six months each and generally begin on or about December 1 of each year and on or about June 1 of each year. Each offering period may be adjusted or suspended under the ESPP by our Board of Directors. Each offering period comprises a single purchase period.
In June 2003, our stockholders approved an amendment to our 1999 Employee Stock Purchase Plan to increase the shares authorized for issuance by 900,000 shares. In May 2005, our stockholders approved an amendment to our 1999 Employee Stock Purchase Plan to increase the shares authorized for issuance by an additional 900,000, bringing the total authorized to 4,000,000. And in May 2007, our stockholders approved an amendment to our 1999 Employee Stock Purchase Plan to increase the shares authorized for issuance by an additional 2,500,000, bringing the total authorized to 6,500,000.
Of the 6,500,000 shares of common stock that have been reserved for issuance under the plan, 4,386,882 shares were issued through December 31, 2008. Sales to employees under the plan during the years ended December 31, 2008, 2007 and 2006 were 460,464, 236,055 and 686,188 shares of common stock at an average price of $1.16, $2.75 and $4.50 per share, respectively.
The weighted-average fair value of those purchase rights granted during the years ended December 31, 2008, 2007 and 2006, as defined by SFAS 123R, was $0.43, $1.40 and $1.76, respectively.
Stock-Based Compensation Expense
During the years ended December 31, 2008, 2007 and 2006, we recorded total stock based compensation expense of $5.1 million, $5.8 million and $10.7 million, respectively. No stock-based compensation costs were capitalized as part of the cost of an asset as of December 31, 2008 and 2007. As of December 31, 2008 and 2007, total unrecognized stock-based compensation costs related to stock options, employee stock purchase plan and restricted stock amounted to $7.7 million and $9.5 million, respectively, net of estimated forfeitures. Unvested stock-based compensation costs will be recognized as the underlying stock option or restricted stock vests over a period of up to 5 years.
At December 31, 2008 and 2007, our outstanding options had a weighted average remaining contractual term of 5.74 years and 6.46 years, respectively. As of December 31, 2008 and 2007, our unrecognized compensation cost related to stock options amounted to $7.5 million and $8.5 million, respectively and is expected to be recognized over a weighted-average period of 2.5 years and 2.6 years, respectively. At December 31, 2008 and 2007, our unrecognized stock-based compensation cost related to restricted stock amounted to $49,000 and $0.9 million, respectively, and is expected to be recognized over a weighted-average period of 0.9 years and 1.31 years, respectively. The amount of unrecognized stock-based compensation will be affected by any future stock option or restricted stock grants and by restructuring activities that include the termination of any employee that has received stock option or restricted stock grants that are unvested as of their termination date.
At December 31, 2008 and 2007, based on our historical experience of unvested option cancellations, we have assumed an annualized forfeiture rate of approximately 12.2% for our options granted to executive officers and 23.2% and 24.2%, respectively, for our options granted to non-executive officers. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Assumptions for Estimating Fair Value of Stock Option Grants and Stock Purchases
Upon adoption of SFAS No. 123R, we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility and expected term.
The following table summarizes the assumptions used to value options granted in the respective periods:

	Year Ended December 31 ,
	2008	2007	2006
Expected term	5.1 years	4.9 years	5.0 years
Risk-free interest rate	3.23%	4.74%	4.51%
Volatility	53.2%	41.7%	47.5%
Dividend yield	0.00%	0.00%	0.00%
The following table summarizes the assumptions used to value employee stock purchase plan rights granted in the respective periods:

	Year Ended December 31,
	2008	2007	2006
Expected Life	6 months	6 months	6 months
Risk-free interest rate	1.36%	5.02%	4.39%
Volatility	67.0%	31.0%	40.7%
Dividend yield	0.00%	0.00%	0.00%
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
Total stock-based compensation recognized in continuing operations in our Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of service revenues	$63	$169	$431
Selling, general and administrative	3,774	4,439	8,379
Research and development	1,243	1,151	1,878

Total	$5,080	$5,759	$10,688

NOTE 13. EMPLOYEE 401(k) PLAN
We maintain a 401(k) retirement savings plan, or the Plan, for our full-time employees. Each participant in the Plan may elect to contribute up to $15,500 of his or her annual compensation to the Plan for 2008. We match employee contributions at a rate of 50% to a maximum of 6% of the employees’ annual compensation. Employer contributions are fully vested at the time they occur. During 2008, 2007, and 2006, our contributions amounted to $1.0 million, $1.2 million and $1.5 million, respectively.

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
NOTE 15. REPORTABLE SEGMENTS
Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in a company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Borland’s chief operating decision maker, or CODM, is its Chief Executive Officer.
The Company discontinued its CodeGear operations in 2008 in conjunction with the CodeGear sale to Embarcadero, and has presented the operating results of the CodeGear segment within discontinued operation in its 2008 and 2007 Consolidated Statements of Operations. As the Company’s IDE operations did not comprise a component of an entity as defined in SFAS 144 prior to January 1, 2007, the Consolidated Statement of Operations for 2006 has not been reclassified to reflect discontinued operation. Following the disposition, the Company operates under one reportable segment. Refer to Note 2 of the Consolidated Financial statements.

Enterprise-wide disclosures
We have various wholly-owned subsidiaries, which develop, market and/or distribute our products in other countries. In certain international markets not covered by our international subsidiaries, we generally sell through independent distributors. For our geographic disclosures, inter-company transactions are recorded at either cost or applicable transfer price, as appropriate. Inter-company transactions and balances are eliminated upon consolidation. Our geographical summary results of operation for the years ended December 31, 2008, 2007 and 2006, are as follows (amounts in thousands):

	Year Ended December 31,
	2008	2007	2006

Total revenues by geographic region:
Americas	$98,919	$118,564	$168,278
EMEA	48,076	70,981	99,218
Asia Pacific	25,032	22,238	37,164

Total revenues	$172,027	$211,783	$304,660

Total revenues by type:
License and other revenues	$68,100	$96,686	$165,886
Technical support	81,886	86,720	99,713
Consulting and education services	22,041	28,377	39,061

Total revenues	$172,027	$211,783	$304,660

Operating income (loss):
Americas	$(206,861)	$(46,735)	$(76,308)
EMEA	(11,140)	4,986	18,955
Asia Pacific	4,885	240	4,260

Operating loss:	(213,116)	(41,509)	(53,093)

Gain on debt retirement	10,029		—
Interest and other income, net	(702)	2,331	3,662

Loss from continuing operations before income taxes	$(203,789)	$(39,178)	$(49,431)

Long-lived assets:
Americas	$9,920	$53,559
EMEA	1,475	2,621
Asia Pacific	1,185	1,654
Long-lived assets of discontinued operations	3,734	—

Long-lived assets:	16,314	57,834
Other non-current assets	25,619	258,346

Non-current assets	$41,933	$316,180

Identifiable assets:
Americas	$55,084	$344,907
EMEA	19,989	31,691
Asia Pacific	5,990	8,533
Identifiable assets of discontinued operations	4,212	—

Identifiable assets:	85,275	385,131
General corporate assets (cash, cash equivalents and short-term investments)	167,707	158,866

Total assets	$252,982	$543,997

Our Americas operations include our activities in the United States as well as subsidiaries and branch offices in Brazil and Canada. Our Europe, Middle East and Africa, or EMEA, operations include activities of our subsidiaries and branch offices in Finland, France, Germany, Ireland, Italy, the Netherlands, Spain, Sweden and the United Kingdom. Our Asia Pacific, or APAC operations include activities of our subsidiaries and branch offices in Japan, Singapore, Australia and India.
The following table presents our revenues by product (in thousands):

	2008			2007			2006
	ALM	DPG	Total	ALM	DPG	Total	ALM	DPG	IDE	Total
License and other revenues	$43,025	$25,075	$68,100	$70,253	$26,433	$96,686	$85,030	$29,224	$51,632	$165,886
Service revenues	86,026	17,901	103,927	95,418	19,679	115,097	90,352	24,373	24,049	138,774

Total	$129,051	$42,976	$172,027	$165,671	$46,112	$211,783	$175,382	$53,597	$75,681	$304,660

Total revenues from our most significant operations by country and their percentage of total revenues for 2008, 2007 and 2006 were as follows (dollars in thousands):

	2008		2007		2006
United States	$80,562	47%	$99,028	47%	$147,050	48%
Germany	17,133	10%	24,350	11%	29,210	10%
United Kingdom	10,444	6%	24,763	12%	24,427	8%
All other countries	63,888	37%	63,642	30%	103,973	34%

Total revenues	$172,027	100%	$211,783	100%	$304,660	100%

No other single country accounted for greater than 10% of total revenues in the years ended December 31, 2008, 2007, or 2006.
Revenues, operating results and identifiable assets are classified by location of our facilities rather than by customer location. Revenues related to product transfers between geographic areas were not significant. Export revenues from the United States represented $34.4 million, $19.4 million and $21.2 million during the years ended December 31, 2008, 2007 and 2006, respectively.
NOTE 16. COMMITMENTS AND CONTINGENCIES
Indemnification Obligations and Guarantees
The following is a summary of the agreements the Company has determined are within the scope of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company has no liabilities recorded for these agreements as of December 31, 2008, except as described below.
The Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity. The term of the indemnification period is for the officers’ or directors’ lifetime. In connection with certain previous acquisitions, the Company has assumed the acquired entity’s obligations to indemnify its directors and officers prior to the closing of the respective acquisition. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that in certain circumstances enables the Company to recover a portion of any future amounts paid. As a result of the insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.
As part of the Starbase, TogetherSoft and Segue acquisitions, the Company entered into agreements whereby the Company indemnifies the officers and directors of the acquired companies for certain events or occurrences while such officers or directors served in such capacity. The term of the indemnification period in the Starbase and TogetherSoft acquisitions is for the officers’ or directors’ lifetime, and in the Segue acquisition the term is for six years. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has purchased directors’ and officers’ insurance policies for Starbase and TogetherSoft, if applicable, through 2009, and for Segue through 2012, which in certain circumstances enable the Company to recover a portion of any future amounts paid. As a result of the insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.
In connection with the CodeGear Asset Sale, the Company entered into a Purchase Agreement whereby the Company is obligated to indemnify Embarcadero for certain potential liabilities of the CodeGear business prior to the closing of the transaction. The term of the indemnification period is for one year from the closing, or June 30, 2009. The maximum potential amount of future payments the Company could be required to make under this indemnification obligation is up to ten percent (10%) of the purchase price, unless the liability requiring indemnification is related to fraud or intentional wrongdoing, in which case the liability would be unlimited. The Company had not incurred significant liabilities relating to the CodeGear business prior to the closing of the CodeGear Asset Sale. Consequently, the Company believes the estimated fair value of this indemnification agreement is minimal.
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
Leases and Long Term Debt Obligations
The Company leases its facilities under operating leases, which qualify for operating lease accounting treatment under SFAS No. 13, Accounting for Leases and, as such, these facilities are not included on its Consolidated Balance Sheets.
The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of December 31, 2008 (in thousands):

						2014 and
	2009	2010	2011	2012	2013	thereafter	Other (e)	Total
Operating leases (a)	$6,325	$5,060	$4,338	$3,803	$3,736	$9,713	$—	$32,975
Restructured operating leases (b)	6,336	2,618	1,392	1,430	975	—	—	12,751
Non-current income tax payable							17,157	17,157
Convertible senior notes	—	—	—	159,300	—	—	—	159,300
Interest payments (c)	4,381	4,381	4,381	2,190	—	—	—	15,333

Gross commitments	17,042	12,059	10,111	166,723	4,711	9,713	17,157	237,516
Sublease rental income (d)	(1,575)	(493)	(128)	(128)	(128)	(600)	—	(3,052)

Net commitments	$15,467	$11,566	$9,983	$166,595	$4,583	$9,113	$17,157	$234,464

(a)
The Company leases its facilities under various cancellable and non-cancellable operating leases. The payments for operating leases represent its commitments under the non-cancellable leases, which expire at various times through 2021.

(b)
The restructured operating leases represent total lease commitments that are not associated with continuing operations and include facilities exited under the Company’s restructuring plans. All of these facilities are located in California.

(c)	The interest payments are based on a fixed rate of 2.75%.

(d)	The sublease rental income represents the future minimum lease payments under non-cancellable operating subleases of facilities in the Company’s various world-wide locations.

(e)
Represents the non-current tax payable obligation under FIN 48. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

Rent expense is recorded straight-line over the term of the respective leases. Lease incentives are amortized on a straight line basis over the lease term against rent expense in accordance with FAS 13 and FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases. Rent expense, net, for all operating leases was $6.4 million, $9.5 million and $12.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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
NOTE 17. SUBSEQUENT EVENTS
On February 27, 2009, the Board of Directors of Borland Software Corporation (the “Company”) authorized the Company to use up to approximately $36,000,000 of its available cash to repurchase a portion of its outstanding 2.75% Convertible Senior Notes due February 15, 2012 in open market or privately negotiated transactions.

SCHEDULE II
BORLAND SOFTWARE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands)

	Balance at	Charged to	Charged to
	Beginning of	Continuing	Discontinued	Deductions /	Balance at End
	Period	Operations	Operation	Adjustments	of Period
December 31, 2008:
Allowance for sales returns, rebates and doubtful accounts	$6,096	(1,703)	(1,400)	(1,600)	$1,393

December 31, 2007:
Allowance for sales returns, rebates and doubtful accounts	$5,413	1,161	409	(887)	$6,096

December 31, 2006:
Allowance for sales returns, rebates and doubtful accounts	$7,235	(2,946)	—	1,124	$5,413

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger, dated as of February 7, 2006, by and among Segue Software, Inc., Borland Software Corporation and Beta Merger Sub, Inc.	8-K	2/8/2006	2.1

3.1	Restated Certificate of Incorporation of Borland Software Corporation	10-Q	8/9/2005	3.1

3.2	Amended and Restated Bylaws of Borland Software Corporation	10-Q	8/9/2005	3.2

4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/2001	1

4.2	Specimen Stock Certificate of Borland Software Corporation	10-Q	5/13/2002	4.1

4.3	Indenture by and between the Company and U.S. Bank National Association, as trustee, dated February 6, 2007	8-K	2/08/2007	4.1

4.4	Global Note representing the Company’s 2.75% Convertible Senior Note due 2012	8-K	2/08/2007	4.2

4.5	Registration Rights Agreement by and between the Company and J.P. Morgan Securities Inc., dated February 6, 2007	8-K	2/08/2007	4.3

10.1	Form of Indemnity Agreement.+	S-8	9/26/1990

10.2	2005 Incentive Compensation Plan for Executive Officers.+	10-K	3/25/2005	10.2

10.3	2006 Incentive Compensation Plan for Executive Officers.+	8-K	3/20/2006	10.86

10.4	1985 Stock Option Plan.+	10-K	3/28/2003	10.4

10.5	Non-Employee Directors’ Stock Option Plan.+	8-K	12/27/1991

10.6	1992 Stock Option Plan.+	S-8	7/4/1992

10.7	1993 Stock Option Plan.+	S-8	3/11/1993

10.8	1997 Stock Option Plan.+	S-8	12/19/1997	4.4

10.9	Amendment to the 1997 Stock Option Plan.+	S-8	9/1/2000	4.9

10.10	Second Amendment to the 1997 Stock Option Plan.+	S-8	6/1/2001	4.6

10.11	1998 Nonstatutory Stock Option Plan.+	10-K	3/28/2003	10.12

10.12	1999 Employee Stock Purchase Plan.+	10-Q	8/9/2005	10.12

10.13	2002 Stock Incentive Plan.+	8-K	5/16/2005	99.2

10.14	Form of Notice of Grant under the Discretionary Option Grant Program of the 2002 Stock Incentive Plan.+	10-Q	11/9/2004	10.73

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

10.15	Form of Stock Option Agreement under the Discretionary Option Grant Program of the 2002 Stock Incentive Plan.+	10-Q	11/9/2004	10.74

10.16	Form of Stock Issuance Agreement under the 2002 Stock Incentive Plan.+	10-K	3/25/2005	10.17

10.17	Form of Option Agreement under the Automatic Option Grant Program of the 2002 Stock Incentive Plan.+	10-K	3/25/2005	10.18

10.18	Form of Addendum to Stock Option Agreement under the 2002 Stock Incentive Plan (Twelve Months Acceleration).+	10-K	3/25/2005	10.19

10.19	Form of Addendum to Stock Option Agreement under the 2002 Stock Incentive Plan (50% Acceleration).+	10-K	3/25/2005	10.20

10.20	Form of Addendum to Stock Option Agreement under the 2002 Stock Incentive Plan (100% Acceleration).+	10-K	3/25/2005	10.21

10.21	Form of Stock Issuance Agreement under the Stock Issuance Program of the 2002 Stock Incentive Plan.+	10-Q	11/8/2005	10.74

10.22	Form of Acceleration Addendum to Stock Issuance Agreement under the Stock Issuance Program of the 2002 Stock Incentive Plan.+	10-Q	11/8/2005	10.75

10.23	Form of Stock Option Agreement under the Discretionary Option grant program of the 2002 Stock Incentive Plan, as amended on October 27, 2005.+	10-Q	11/8/2005	10.76

10.24	Form of Acceleration Addendum to Stock Option Agreement under the Discretionary grant program of the 2002 Stock Incentive Plan.+	10-Q	11/8/2005	10.77

10.25	Borland Software Corporation 2003 Supplemental Stock Option Plan.+	8-K	3/20/2006	10.87

10.26	Starbase Corporation 2001 Stock Plan.+	S-8	1/24/2003	99.1

10.27	Starbase Corporation 1996 Stock Option Plan.+	S-8	1/24/2003	99.2

10.28	Starbase Corporation NSO Stock Option Program.+	S-8	1/24/2003	99.3

10.29	TogetherSoft Corporation 2000 Stock Plan.+	S-8	1/24/2003	99.6

10.30	TogetherSoft Corporation 2001 Non-U.S. Plan.+	S-8	1/24/2003	99.8

10.31	Employment Agreement between Borland Software Corporation and Matthew Thompson, dated October 1, 2003.+	10-Q	11/14/2003	10.6

10.32	Separation Agreement and Full and Final Release of Claims between the Company and Matthew Thompson, dated January 5, 2007.+	8-K	1/08/2007	10.100

10.33	Employment Agreement between the Company and Tod Nielsen, dated November 1, 2005.+	8-K	11/8/2005	10.73

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

10.34	Form of Addendum to Employment Offer Letters for Severance Benefits for Named Executive Officers.+	10-Q	11/8/2005	10.78

10.35	2003 Stock Option Agreement for Tod Nielsen under the 2003 Supplemental Stock Option Plan.+	10-K	5/02/2006	10.52

10.36	Addendum to Stock Option Agreement for Tod Nielsen.+	10-K	5/02/2006	10.53

10.37	Stock Issuance Agreement for Tod Nielsen.+	10-K	5/02/2006	10.54

10.38	Addendum to Stock Issuance Agreement for Tod Nielsen.+	10-K	5/02/2006	10.55

10.39	Amendment to Employment Agreement between the Company and Tod Nielsen effective as of November 1, 2005.+	8-K/A	11/23/2005	10.79

10.40	Employment Offer Letter between the Company and Peter Morowski, dated June 3, 2006.+	8-K	8/21/2006	10.93

10.41	Addendum to Employment Offer Letter for Severance Benefits between the Company and Peter Morowski, dated June 3, 2006.+	8-K	8/21/2006	10.94

10.42	Employment Offer Letter between the Company and Greg Wrenn, dated September 7, 2006.+	8-K	10/19/2006	10.96

10.43	Addendum to Employment Offer Letter for Severance Benefits between the Company and Greg Wrenn, dated September 7, 2006.+	8-K	10/19/2006	10.97

10.44	Employment Offer Letter between the Company and Erik Prusch, dated October 2, 2006.+	8-K	11/14/2006	10.98

10.45	Addendum to Employment Offer Letter for Severance Benefits between the Company and Erik Prusch, dated October 2, 2006.+	8-K	11/14/2006	10.99

10.46	Employment Offer Letter between the Company and David Packer, dated January 4, 2007.+	8-K	1/08/2007	10.101

10.47	Addendum to Employment Offer Letter for Severance Benefits between the Company and David Packer.+	8-K	1/08/2007	10.102

10.48	Lease Agreement by and between Borland Software Corporation and ScanlanKemperBard Companies dated as of February 17, 2000.	10-K	3/29/2001	10.44

10.49	First Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of September 30, 2000.	10-K	3/29/2001	10.45

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

10.50	Second Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of June 1, 2001.	10-K	3/28/2003	10.54

10.51	Third Amendment to Lease Agreement by and between Borland Software Corporation and Enterprise Way Associates, LLC as dated as of November 1, 2001.	10-K	3/28/2003	10.55

10.52	Office Lease and amendment between Starwood O.C. Portfolio I, L.L.C., and Starbase Corporation.	10-K	3/28/2003	10.57

10.53	Lease and amendment between Davis Sandler Three LLC and TogetherSoft Corporation.	10-K	3/28/2003	10.58

10.54	Agreement of Purchase and Sale dated May 30, 2006 between Borland Software Corporation and Fowler Property Acquisitions, LLC.	8-K	6/5/2006	10.1

10.55	First Amendment to Agreement of Purchase and Sale dated May 30, 2006 between Borland Software Corporation and Fowler Property Acquisitions, LLC, dated June 30, 2006.	8-K	7/7/2006	10.91

10.56	Visual Studio Partner Master Agreement between Microsoft Corporation and Borland Software Corporation, dated August 11, 2006.	10-K	3/15/2007	10.97

10.57	Lease Agreement Between Prominent Northpoint L.P., as Landlord, and Borland Software Corporation, as Tenant, covering the building known as Prominent Pointe Two, located at 8310 Capital of Texas Hwy. North, Building Two, Austin, TX 78731	8-K	4/24/2008	10.84

10.58	Purchase Agreement by and among Borland Software Corporation, the Foreign Sellers set forth on Schedule A thereto and Embarcadero Technologies, Inc., dated as of May 6, 2008	8-K	5/7/2008	10.85

10.59	Employment Offer Letter and Addendum between Borland Software Corporation and Rich Novak, dated July 3, 2008+	8-K	8/7/2008	10.86

10.60	Separation Agreement between Borland Software Corporation and David Packer, executed August 15, 2008+	8-K/A	8/19/2008	10.87

10.61	Employment Agreement and Addendum between Borland Software Corporation and Chuck Maples, dated February 9, 2009+		2/11/2009	10.87

10.62	Employment Agreement Amendment between Borland Software Corporation and Erik E. Prusch, dated February 19, 2009+		2/23/2009	10.88

10.63	Separation Agreement between Borland Software Corporation and Gregory J. Wrenn, dated February 20, 2009+	8-K	2/20/2009	10.89

10.64	Employment Agreement and Addendum between Borland Software Corporation and Melissa Frugé, dated February 20, 2009+	8-K	2/20/2009	10.90

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated March 27, 2008	8-K	3/27/2008	16.1

21.1	Subsidiaries of Borland Software Corporation.				X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				X

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

31.1	Certification of Erik E. Prusch Acting Chief Executive Officer; Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

32.1	Certification of Erik E. Prusch, Acting Chief Executive Officer; Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.++				X

+	Management contract or compensatory plan or arrangement.

++
The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Borland Software Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

A copy of any exhibit will be furnished (at a reasonable cost) to any of our stockholders upon receipt of a written request. Such request should be sent to Borland Software Corporation, 8310 North Capital of Texas Highway, Building 2, Suite 100, Austin, Texas USA 78731, Attn: Corporate Secretary.