Form 10-K/A
period 2008-12-31
BORLAND SOFTWARE CORP
filed 2009-03-11
CIK 853273

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

BORLAND SOFTWARE CORPORATION
AMENDMENT NO. 1 TO FORM 10-K
For the Fiscal Year Ended December 31, 2008

EXPLANATORY NOTE	3

PART IV, ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	4

SIGNATURES	6

EXHIBIT INDEX	5

Exhibit 21.1
Exhibit 31.1
Exhibit 32.1

EXPLANATORY NOTE
This Amendment No. 1 amends Borland Software Corporation’s (“Borland” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 6, 2009 (the “Original Filing”). Borland is filing the Amendment No. 1 for the sole purpose of including Exhibit 21.1, Borland’s list of subsidiaries, which was inadvertently omitted, and for re-filing the Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP, our previous independent registered public accounting firm, which was inadvertently placed within Exhibit 21.1 in the Original Filing, both due to clerical errors in the Edgar conversion.
This Amendment No. 1 does not include the entire Form 10-K. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to March 6, 2009.

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
Borland Software Corporation
Attention: Investor Relations
8310 North Capital Of Texas Highway, Building 2, Suite 100
Austin, Texas 78731
USA
Investor relations can also be reached at (512) 340-2200.

EXHIBIT INDEX
Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of this Amendment No. 1 to Form 10-K:

Exhibit Number	Description of Exhibit

21.1	Subsidiaries of Borland Software Corporation.

31.1	Certification of Erik E. Prusch Acting Chief Executive Officer; Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).

32.1	Certification of Erik E. Prusch, Acting Chief Executive Officer; Chief Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.+

+	The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Borland Software Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing
A copy of any exhibit will be furnished (at a reasonable cost) to any of our stockholders upon receipt of a written request. Such request should be sent to Borland Software Corporation, 8310 North Capital of Texas Highway, Building 2, Suite 100, Austin, Texas USA 78731, Attn: Corporate Secretary.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Borland Software Corporation has duly caused this Amendment No. 1 to Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on the 11th day of March, 2009.

Borland Software Corporation (Registrant)
By:	/s/ ERIK E. PRUSCH
Erik E. Prusch
Acting President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Borland Software Corporation:
In our opinion, the consolidated balance sheet as of December 31, 2007 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of two years in the period ended December 31, 2007, present fairly, in all material respects, the financial position of Borland Software Corporation and its subsidiaries at December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2007 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
San Jose, California
March 7, 2008, except for the effects of discontinued operations discussed in Note 2 to the consolidated financial statements, as to which the date is March 5, 2009