Form 10-Q
period 2009-03-31
BORLAND SOFTWARE CORP
filed 2009-05-14
CIK 853273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 30, 2009, the most recent practicable date prior to the filing of this report, was 73,115,736.

BORLAND SOFTWARE CORPORATION FORM 10-Q

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	3

Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008 (As Adjusted, See Note 1 and Note 5)	3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (As Adjusted, See Note 1 and Note 5)	4

Condensed Consolidated Statements of Comprehensive Income Loss) for the three months ended March 31, 2009 and 2008 (As Adjusted, See Note 1 and Note 5)	5

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (As Adjusted, See Note 1 and Note 5)	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults upon Senior Securities	43

Item 4. Submission of Matters to a Vote of Security Holders	43

Item 5. Other Information	43

Item 6. Exhibits	44

Signatures	45

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts, unaudited)

		(As Adjusted)
	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$93,942	$108,132
Investments, at fair value	40,653	59,575
Accounts receivable, net of allowance of $1,044 and $1,174, respectively	39,133	33,159
Prepaid expenses	5,643	7,642
Assets of discontinued operation	3,734	443
Other assets	1,941	2,098

Total current assets	185,046	211,049

Property and equipment, net of accumulated depreciation of $18,185 and $30,663, repectively	7,943	8,494
Intangible assets, net of accumulated amortization of $47,280 and $45,236, respectively	22,452	24,520
Non current assets of discontinued operation	—	3,734
Other assets	3,676	4,112

Total assets	$219,117	$251,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,997	$5,045
Accrued expenses	13,731	13,956
Accrued restructuring	2,707	3,990
Deferred revenue	50,583	40,720
Liabilities of discontinued operation	5,611	4,208
Other liabilities	2,444	5,371

Total current liabilities	79,073	73,290

Long-term liabilities:
Convertible senior notes, net of discount of $16,436, and $24,513, respectively	98,548	134,787
Accrued restructuring	576	911
Deferred revenue	2,038	2,298
Income taxes payable	16,532	17,157
Liabilities of discontinued operation	—	2,382
Other liabilities	5,751	5,707

Total liabilities	202,518	236,532

Commitments and Contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized (2009: 94,652,702 issued and 73,115,736 outstanding; 2008: 94,552,738 issued and 73,015,772 outstanding)	731	730
Additional paid-in capital	717,616	717,141
Accumulated deficit	(567,527)	(569,415)
Accumulated other comprehensive income	6,188	7,330
Treasury stock at cost, (2009 and 2008: 21,536,966 shares)	(140,409)	(140,409)

Total stockholders’ equity	16,599	15,377

Total liabilities and stockholders’ equity	$219,117	$251,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2009	2008
		(As Adjusted)
Revenues:
License and other revenues	$13,724	$18,537
Service revenues	21,326	27,522

Total revenues	35,050	46,059

Costs of revenues:
Cost of license and other revenues	945	677
Cost of service revenues	5,918	8,864
Amortization of acquired intangibles	1,929	2,100

Cost of revenues	8,792	11,641

Gross profit	26,258	34,418

Selling, general and administrative	20,128	33,061
Research and development	10,564	11,787
Restructuring and other charges	1,544	1,463

Total operating expenses	32,236	46,311

Operating loss	(5,978)	(11,893)

Interest income	745	1,752
Interest expense (includes non-cash debt discount amortization of $1,627 for 2009 and $2,007 for 2008)	(2,883)	(3,658)
Gain on debt repurchase	9,942	—
Other income, net	157	582

Income (loss) from continuing operations before income taxes	1,983	(13,217)

Income tax provision	385	1,274

Income (loss) from continuing operations	$1,598	$(14,491)

Discontinued operations:
Income (loss) from operation of discontinued operations (net of applicable taxes of $0 for 2009 and $242 for 2008)	$187	$(10,728)
Gain on disposal of discontinued operations (net of applicable tax of $0 for 2009)	103	—

Income (loss) from discontinued operations	$290	$(10,728)

Net income (loss)	$1,888	$(25,219)

Net income (loss) per share — basic:
Continuing operations	$0.02	$(0.20)
Discontinued operations	0.01	(0.15)

Net income (loss) per share	$0.03	$(0.35)

Shares used in computing basic net income (loss) per share	72,953	72,751

Net income (loss) per share — diluted:
Continuing operations	$0.02	$(0.20)
Discontinued operations	0.01	(0.15)

Net income (loss) per share	$0.03	$(0.35)

Shares used in computing diluted net income (loss) per share	73,010	72,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2009	2008
		(As Adjusted)
Net income (loss)	$1,888	$(25,219)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,174)	1,870
Fair market value adjustment for available-for-sale securities, net of tax	32	(80)

Comprehensive income (loss)	$746	$(23,429)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BORLAND SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2009	2008
		(As Adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,888	$(25,219)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of assets	2,984	3,353
Stock-based compensation	477	1,579
Provision for accounts receivable allowance	118	(250)
Impairment of goodwill	—	13,300
Gain on disposal of discontinued operations	(103)	—
Write-off of fixed assets	(18)	4
Amortization of debt discount	1,627	2,007
Gain on debt repurchase	(9,942)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3,243)	3,741
Prepaid expenses and other assets	1,195	(806)
Accounts payable and accrued expenses	(688)	(2,691)
Income taxes payable	(1,004)	506
Restructuring	(1,371)	(2,394)
Deferred revenues	5,107	824
Other liabilities	(1,239)	773

Cash used in operating activities	(4,212)	(5,273)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(319)	(570)
Proceeds from sale of fixed assets	22	—
Acquisition of Simunication, net of cash acquired	—	(1,970)
Proceeds from disposal of discontinued operations	350	—
Sales of long-term investments	—	8,101
Purchases of short-term investments	(7,065)	(26,600)
Sales and maturities of short-term investments	26,050	19,991

Cash provided by (used in) investing activities	19,038	(1,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of convertible senior notes, net	(27,391)	—
Lessor financed capital expenditures	503	—
Repurchase of common stock and others	—	(29)

Cash used in financing activities	(26,888)	(29)

Effect of exchange rate changes on cash	(2,128)	2,087
Net change in cash and cash equivalents	(14,190)	(4,263)
Beginning cash and cash equivalents	108,132	90,805

Ending cash and cash equivalents	$93,942	$86,542

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
Basis of Presentation
The accompanying condensed consolidated financial statements at March 31, 2009 and December 31, 2008, and for the three months ended March 31, 2009 and 2008, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments (except as discussed below), necessary for a fair statement of the Company’s financial position at March 31, 2009 and its results of operations and cash flows for the three months ended March 31, 2009 and 2008.
The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending December 31, 2009.
Estimates and Assumptions
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for any subsequent quarter or for the full year. The condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) on March 6, 2009.
Credit Risks
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
The Company offers credit terms on the sale of the software products to distributors, retail dealers and certain end-user customers. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from our customers. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectability of all accounts receivable. A specific bad debt reserve of up to 100% of the invoice value is provided for balances deemed uncollectable. A reserve is established for all other accounts based on the age of the invoices. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable. As of March 31, 2009, the Company had one single customer that represents greater than 10% of total accounts receivable, net of allowances, and 10% of total revenues.

Reclassification and Correction of Previously Issued Financial Statements
Effective January 1, 2009, the Company adopted Financial Accounting Standard Board (“FASB”) Statement of Position No. Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which impacts the accounting treatment of the Company’s 2.75% Convertible Senior Notes due February 15, 2012 (the “Senior Notes”). Upon adopting the provisions of FSP APB 14-1, the Company retroactively applied its provisions and restated its condensed consolidated financial statements for prior periods. Refer to Note 5 of the Notes to the condensed consolidated financial statements for additional details and the impacts of retroactive application of FSP APB 14-1 on the Company’s condensed consolidated financial statements.
Certain prior year amounts were reclassified to conform to the current year presentation, including reclassifications related to discontinued operations of the Company’s CodeGear division, which was sold on June 30, 2008. Refer to Note 6 of the Notes to condensed consolidated financial statements for additional information regarding CodeGear.
During the quarter ended June 30, 2008 and as reported in the Company’s Form 10-Q for such period, management identified certain accounting errors related to the December 31, 2007 financial statements. Although these adjustments together with other adjustments recorded in the first quarter of 2008 related to the 2007 year are not considered material to the loss from continuing operations for the year ended December 31, 2007 and net loss for the year ended December 31, 2007, when aggregated, as assessed during the quarter ended June 30, 2008, these amounts were expected to be material to the full year loss from continuing operations for the year ended December 31, 2008. As a result the Company revised its unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2008. These adjustments increased the net loss for the three months ended March 31, 2008 by approximately $966,000, and were included in the condensed consolidated financial statements presented in the Form 10-Q for the quarter ended June 30, 2008.
Recent Accounting Pronouncements
In April 2009, the FASB issued FSP FAS 141(R)-1 which amends SFAS 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5. FSP FAS 141(R)-1 is effective for the Company beginning April 1, 2009. This FSP will be applied to future transactions as appropriate.
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. This FSP is effective for the Company beginning April 1, 2009. This FSP is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 provides guidance to determine whether the holder of an investment in a debt security for which changes in fair value are not regularly recognized in earnings should recognize a loss in earnings when the investment is impaired. This FSP also improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the consolidated financial statements. This FSP is effective for the Company beginning April 1, 2009. This FSP is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In May 2008, the FASB issued FSP APB 14-1, which impacts the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 impacts the accounting associated with the Company’s outstanding Senior Notes in the amount of $115.0 million par value. Effective January 1, 2009, the Company adopted FSP APB 14-1, which impacts the accounting treatment of the Senior Notes since they allow for either mandatory or optional cash settlements. FSP APB 14-1 requires the Company to separately account for the liability (debt) and equity (conversion option) components of the Senior Notes in a manner that reflects the Company’s non-convertible debt borrowing rate, resulting in additional non-cash interest expense based on the market rate for similar debt instruments without the conversion feature. Upon the original issuance of the debt instruments in 2007, the Company recorded the net debt obligation as long-term debt in accordance with applicable accounting standards at that time. To adopt FSP APB 14-1, effective January 1, 2009, the Company estimated the fair value, as of the date of issuance, of the Senior Notes as if they were issued without the conversion options. The difference between the fair value and the principal amounts of the Senior Notes was $46.0 million. This amount was retrospectively applied to the Company’s financial statements from the issuance date of the Senior Notes in 2007, and was retrospectively recorded as debt discount and as a component of stockholders’ equity. The discount is being amortized until the Senior Notes mature in February 2012, resulting in a non-cash increase to interest expense in historical and future periods. Refer to Note 5 of the Notes to the condensed consolidated financial statements for additional details.

In June 2008, FASB ratified EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”). Per EITF No. 08-4, conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, is effective beginning after January 1, 2009. Since the Company’s convertible debt instruments fall outside of the scope of this pronouncement, it had no impact over the condensed consolidated financial statements.
In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the guidance in FASB Statement No. 142, Goodwill and Other Intangible Assets, for estimating useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of a recognized intangible asset. In estimating the useful life of a recognized intangible asset, FSP No. 142-3 requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are applied prospectively to all intangible assets. The Company adopted this FSP effective January 1, 2009. This FSP will be applied prospectively to intangible assets acquired after the effective date.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, a revision of SFAS No. 141(“SFAS 141 (R)”). Under SFAS 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) changes the accounting treatment for certain specific items, including acquisition costs, acquired contingent liabilities, restructuring costs, deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. SFAS 141(R) is effective for the Company beginning January 1, 2009. SFAS 141(R) will be applied as appropriate to future business combinations and the impact on the condensed consolidated financial statements will depend on the assets and liabilities acquired.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures related to fair value measurements that are included in a company’s financial statements. SFAS No. 157 does not expand the use of fair value measurements in financial statements. It emphasizes that fair value is a market-based measurement and not an entity-specific measurement, and that it should be based on an exchange transaction in which a company sells an asset or transfers a liability. SFAS No. 157 also establishes a fair value hierarchy in which observable market data would be considered the highest level, while fair value measurements based on an entity’s own assumptions would be considered the lowest level. The Company has applied SFAS 157 to all financial assets and liabilities that are being measured and reported at fair value on a recurring basis value effective January 1, 2008. In accordance with FSP FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP FAS 157-2”) the Company elected to defer application of SFAS No. 157 to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the consolidated financial statements on a recurring basis until January 1, 2009. The adoption of SFAS 157 for nonfinancial assets and liabilities on January 1, 2009 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. See Note 3 for information and related disclosure regarding our fair value measurements.
NOTE 2. NET INCOME (LOSS) PER SHARE
Under the provisions of SFAS No. 128, Earnings per Share (“SFAS 128”), the Company computes basic net income (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares, which consist of incremental shares issuable upon unexercised stock options that are “in the money”, unvested restricted stock and Employee Stock Purchase Plan awards, and shares issuable upon conversion of our Senior Notes (described in Note 5 below), are included in the earnings per share computation in the periods in which net income is reported, to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
		(As Adjusted)
Numerator:
Income (loss) from continuing operations	$1,598	$(14,491)
Income (loss) from discontinued operations	290	(10,728)

Net income (loss)	$1,888	$(25,219)

Denominator:
Weighted-average shares outstanding, basic (excluding unvested restricted stock)	72,953	72,751

Effect of dilutive securities:
Employee stock options, restricted stock awards and ESPP shares	57	—

Denominator for diluted net income (loss) per share - weighted-average shares and assumed conversions	73,010	72,751

Net income (loss) per share attributable to common shareholders:
Continuing operations — basic	$0.02	$(0.20)
Discontinued operations — basic	0.01	(0.15)

Net income (loss) per share — basic	$0.03	$(0.35)

Continuing operations — diluted	$0.02	$(0.20)
Discontinued operations — diluted	0.01	(0.15)

Net income (loss) per share — diluted	$0.03	$(0.35)

The diluted net income per share for the three months ended March 31, 2009 includes 57,000 of weighted average incremental shares related to restricted stock and Employee Stock Purchase Plan awards. The diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2008, due to the net losses from continuing operations.
Approximately 10.1 million and 12.3 million weighted average shares of common stock, respectively related unexercised stock options, and 62,500 and 216,000 unvested weighted average restricted common shares, respectively, were excluded from the net income (loss) per share computation for the three months ended March 31, 2009 and 2008 because such impact would be antidilutive due to being out-of-the-money.
Additionally, the Company excluded 26.5 million and 31.4 million, respectively, of dilutive shares issuable upon conversion of the Senior Notes, calculated using the “if converted method”, from the dilutive net income (loss) per share computation for the three months ended March 31, 2009 and 2008 as their effects would have been antidilutive. See Note 5 of the condensed consolidated financial statements for information on the Senior Notes.

NOTE 3. INVESTMENTS IN MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
The following tables summarize the Company’s investments in available-for-sale debt securities as of March 31, 2009, and December 31, 2008 (in thousands):

	March 31, 2009
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
Corporate debt securities	$13,084	$1	$(62)	$13,023
U.S. government debt securities	27,476	90	(2)	27,564
Equity instruments	—	111	(45)	66

	$40,560	$202	$(109)	$40,653

	December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gain	Loss	Value
Corporate debt securities	$27,152	$—	$(250)	$26,902
U.S. government debt securities	32,363	241	—	32,604
Equity instruments	—	111	(42)	69

	$59,515	$352	$(292)	$59,575

Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	March 31, 2009		December 31, 2008
	Amortized	Estimated Fair	Amortized	Estimated Fair
Due in	Cost	Value	Cost	Value
Less than one year	$40,560	$40,653	$59,515	$59,575

Total	$40,560	$40,653	$59,515	$59,575

Fair Value Measurements
On January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company has applied SFAS 157 to all financial assets and liabilities that are being measured and reported at fair value on a recurring basis value effective January 1, 2008. In accordance with FSP FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP FAS 157-2”) the Company elected to defer application of SFAS No. 157 to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the consolidated financial statements on a recurring basis until January 1, 2009. The adoption of SFAS 157 for nonfinancial assets and liabilities on January 1, 2009 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. This standard establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.
The fair value hierarchy is broken down into the three input levels summarized below:
•
Level 1 — Valuations are based on quoted prices in active markets for identical assets or liabilities and readily accessible by the Company at the reporting date. Examples of assets and liabilities utilizing Level 1 inputs are: most U.S. Government securities; certain other sovereign government obligations; and exchange-traded equity securities and listed derivatives.

•
Level 2 — Valuations based on inputs other than quoted prices included within Level 1 that are observable for asset or liability, either directly or indirectly. Examples of assets and liabilities utilizing Level 2 inputs are: U.S. agency securities; municipal bonds; corporate bonds; and certain residential and commercial mortgage-related instruments (including loans, securities and derivatives).

•
Level 3 — Valuations based on inputs that are unobservable. Examples of assets and liabilities utilizing Level 3 inputs are: certain residential and commercial mortgage-related instruments; real estate and private equity investments; and long-dated or complex Over-the-counter derivatives.

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
The following tables provide the fair value measurements of applicable assets by level within the fair value hierarchy as of March 31, 2009 and December 31, 2008 (in thousands):

	Fair Value Measurement at Reporting Date Using
		Quoted Prices in
	Estimated Fair	Active Markets	Significant Other
	Value at	for Identical Assets	Observable Inputs
Description	March 31, 2009	(Level 1)	(Level 2)
Assets:
Money market funds (1)	$42,463	$42,463	$—
Corporate debt securities (2)	13,023	—	13,023
U.S. government debt securities (2)	27,564	—	27,564
Equity instruments (2)	66	66	—

	$83,116	$42,529	$40,587

	Fair Value Measurement at Reporting Date Using
		Quoted Prices in
	Estimated Fair	Active Markets	Significant Other
	Value at	for Identical Assets	Observable Inputs
Description	December 31, 2008	(Level 1)	(Level 2)
Assets:
Money market funds (1)	$60,006	$60,006	$—
Corporate debt securities (2)	26,902	—	26,902
U.S. government debt securities (2)	32,604	—	32,604
Equity instruments (2)	69	69	—

	$119,581	$60,075	$59,506

(1)	Included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

(2)	Included in short-term investments in the Condensed Consolidated Balance Sheets.
NOTE 4. INTANGIBLE ASSETS
The following table summarizes intangible assets at March 31, 2009 and December 31, 2008 (in thousands):

		As of March 31, 2009			As of December 31, 2008
		Gross			Gross
	Range of	Carrying	Accumulated	Net	Carrying	Accumulated	Net
Category	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired Developed Technology	3 – 7 years	$47,836	$36,847	$10,989	$47,860	$35,637	$12,223
Maintenance Agreements	7 years	11,300	4,753	6,547	11,300	4,215	7,085
Tradenames and Trademarks	3 years	1,100	836	264	1,100	774	326
Customer Relationships	3 – 7 years	9,075	4,435	4,640	9,075	4,203	4,872
Other	1 – 3 years	421	409	12	421	407	14

Total		$69,732	$47,280	$22,452	$69,756	$45,236	$24,520

The Company does not maintain any indefinite live intangible assets. During the three months ended March 31, 2009 and 2008, the Company recorded total amortization expense of $2.1 million and $2.2 million, respectively, of which $1.9 million and $2.1 million were recorded to cost of revenues. The estimated future amortization expense related to intangible assets at March 31, 2009, is as follows (in thousands):

Future
Amortization
2009	$5,496
2010	6,692
2011	5,483
2012	3,542
2013	1,239

Total	$22,452

NOTE 5. CONVERTIBLE SENIOR NOTES
In February 2007, the Company issued 2.75% Convertible Senior Notes due February 15, 2012 (the “Senior Notes”), for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A under the Securities Act of 1933. The Senior Notes bear interest at 2.75% per annum. Interest is payable semiannually in arrears on February 15 and August 15, of each year. The Company received proceeds of approximately $194.2 million after the initial purchaser fees and the offering expenses of approximately $5.8 million were deducted. The fees and interest expense related to the offering are being recorded in interest expense over the term of the Notes using the effective interest method. Immediately following issuance of the Senior Notes, the Company used approximately $30.0 million of the net proceeds to repurchase approximately 5.9 million shares of the Company’s common stock. During 2008, following authorization by the Company’s Board of Directors, the Company redeemed $40.7 million of the outstanding Senior Notes for consideration of $30.0 million in cash, comprised of $0.2 million in accrued interest and $29.8 million in principal. The redeemed Senior Notes were retired and are no longer outstanding.
On February 27, 2009, the Company’s Board of Directors authorized the use of up to approximately $36.0 million of its available cash to repurchase a portion of its outstanding Senior Notes with an aggregate principal par value of $159.3 million in open market or privately negotiated transactions. During the three months ended March 31, 2009, the Company repurchased $44.3 million of the outstanding Senior Notes for consideration of $27.5 million in cash, comprised of $0.1 million in accrued interest and $27.4 million in principal. The redeemed Senior Notes were retired and are no longer outstanding.
Effective January 1, 2009, the Company adopted FSP APB 14-1, which impacts the accounting treatment of the Company’s Senior Notes since they allow for either mandatory or optional cash settlements. FSP APB 14-1 requires the Company to separately account for the liability (debt) and equity (conversion option) components of the Senior Notes in a manner that reflects the Company’s non-convertible debt borrowing rate, resulting in additional non-cash interest expense based on the market rate for similar debt instruments without the conversion feature. Upon the original issuance of the debt instruments in 2007, the Company recorded the net debt obligation as long-term debt in accordance with applicable accounting standards at that time. To adopt FSP APB 14-1, effective January 1, 2009, the Company estimated the fair value, as of the date of issuance, of the Senior Notes as if they were issued without the conversion options. The difference between the fair value and the principal amounts of the Senior Notes was $46.0 million. This amount was retrospectively applied to the Company’s financial statements from the issuance date of the Senior Notes in 2007, and was retrospectively recorded as debt discount and as a component of shareholders’ equity. The discount is being amortized until the Senior Notes mature in February 2012, resulting in a non-cash increase to interest expense in historical and future periods.

The following tables reflect the Company’s previously reported amounts, along with the adjusted amounts as required by FSP APB 14-1 (in thousands):

	Three Months Ended March 31, 2008
		FSP APB 14-1 Adjustments
Condensed Consolidated	As restated for		Debt Issuance
Statements of Operations	correction of	Debt Discount	Cost
(unaudited)	errors (1)	Amortization	Amortization	As Restated

Interest expense	$(1,739)	$(2,007)	$88	$(3,658)

Loss from continuing operations	$(12,572)	$(2,007)	$88	$(14,491)
Loss from discontinued operations	$(10,728)	$—	$—	$(10,728)

Net loss	$(23,300)	$(2,007)	$88	(25,219)

Loss per share from continuing operations — basic and diluted	$(0.17)	$(0.03)	$—	$(0.20)
Loss per share from discontinued operation — basic and diluted	$(0.15)	$—	$—	$(0.15)

Net loss per share — basic and diluted	$(0.32)	$(0.03)	$—	$(0.35)

Shares used in computing basic and diluted net loss per share	72,751	72,751	72,751	72,751

(1)
As previously reported in the Company Form 10-Q for the quarter ended June 30, 2008, the Company revised its condensed consolidated statement of operations for the three months ended March 31, 2008 to correct certain accounting errors. For additional details, refer to Note 1 of the Notes to condensed consolidated financial statements in the Company Form 10-Q for the quarter ended June 30, 2008.

	As of December 31, 2008
		FSP APB 14-1 Adjustments
		Reclassify Debt
		Discount and	Debt Discount and
Condensed Consolidated		Debt Issuance	Issuance Cost	Debt	Deferred Tax
Balance Sheets (unaudited) (a)	As Reported	Costs to APIC	Amortization	Repurchase	Effect (1)	As Restated

Other assets — non current	$5,185	$(1,411)	$652	$178	$(492)	$4,112
Total assets	$252,982	$(1,411)	$652	$178	$(492)	$251,909

Other liabilities — current	$5,863	$—	$—	$—	$(492)	$5,371
Convertible senior notes, net	$159,300	$(46,027)	$14,472	$7,042	$—	$134,787
Total liabilities	$261,537	$(46,027)	$14,472	$7,042	$(492)	$236,532

Additional paid-in capital	$672,525	$44,616	$—	$—	$—	$717,141
Accumulated deficit	$(548,731)	$—	$(13,820)	$(6,864)	$—	$(569,415)
Total stockholders’ equity	$(8,555)	$44,616	$(13,820)	$(6,864)	$—	$15,377

(1)	Approximately $9.7 million was recorded to noncurrent deferred tax liabilities. The Company records a valuation allowance against majority of its net deferred tax assets. As a result of the valuation allowance, the net deferred tax impact is zero.

The following tables provide additional information about the Company’s Senior Notes that are subject to FSP APB 14-1 (dollars in thousands, except for conversion prices):

March 31, 2009
Carrying amount of the equity component	$44,617
Principal amount of the liability component	114,984
Unamortized discount of the liability component	16,436
Net carrying amount of the liability component	98,548
Remaining amortization period of discount	35 months
Conversion price	$6.38
Number of shares to be issued upon conversion	18,036,701
Effective interest rate on liability component	8.46%
Non-cash interest cost recognized for 2009 period (a)	1,797
Cash interest recognized for 2009 period (a)	1,024

December 31, 2008
Carrying amount of the equity component	$44,617
Principal amount of the liability component	159,300
Unamortized discount of the liability component	24,513
Net carrying amount of the liability component	134,787

(a)
Interest cost relates to both the contractual interest coupon and amortization of the discount on the liability component. Non cash interest costs recognized consists of $1.6 million for debt discount amortization and $0.2 million for debt issuance costs amortization.

Conversion Process and Other Terms of the Senior Notes
On or after November 11, 2011, holders of the outstanding Senior Notes will have the right to convert their Senior Notes. Upon conversion, the Company will deliver a number of shares of its common stock equal to the conversion rate for each $1,000 of principal amount of Senior Notes converted, unless prior to the date of such conversion the Company has obtained stockholder approval to settle conversions of the Senior Notes in cash and shares of its common stock. If such approval is obtained, any Senior Notes converted after approval will be convertible into (i) cash equal to the lesser of the aggregate principal amount of the Senior Notes to be converted and the total conversion value and (ii) shares of the Company’s common stock for the remainder, if any, of the total conversion value. In addition, following specified corporate transactions, the Company will increase the conversion rate for holders who elect to convert their Senior Notes in connection with such corporate transactions, provided that in no event may the shares issued upon conversion, as a result of adjustment or otherwise, result in the issuance of more than approximately 22.5 million shares.
Holders may convert their Senior Notes prior to maturity if: (1) the price of the Company’s common stock reaches $8.29 during periods of time as specified in the agreement, (2) specified corporate transactions occur or (3) the trading price of the Senior Notes falls below a certain threshold.
Each $1,000 of principal of the Senior Notes will initially be convertible into 156.8627 shares of the Company’s common stock, which is the equivalent of $6.38 per share and, based on the Senior Notes outstanding as of March 31, 2009, with an aggregate principal par value of $115.0 million, would result in the issuance of an aggregate of approximately 26.5 million shares. The number of shares issuable upon conversion is subject to adjustment under the following circumstances: (1) during any fiscal quarter beginning after March 31, 2007, if the last reported sale price of the Company’s common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediate preceding fiscal quarter is greater or equal to 130% of the applicable conversion price on the last day of such preceding fiscal quarter; (2) during the five business day period after any ten consecutive trading day period in which the trading price per Senior Notes for each day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for such day; and (3) upon the occurrence of specified corporate transactions.
The Company evaluated the embedded conversion feature in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and concluded that the embedded conversion feature contained within the agreement should not be accounted for separately because the conversion feature is indexed to the Company’s common stock and is classified as stockholders’ equity. Additionally, the Company evaluated the terms of the Senior Notes for a beneficial conversion feature in accordance with FASB Emerging Issue Task Force (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments, and concluded that there was no beneficial conversion feature at the commitment date based on the conversion rate of the Senior Notes relative to the commitment date stock price.

Based on SFAS 128 and EITF No. 04-08, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share, the dilutive effect of the common shares issuable upon conversion of the Senior Notes would normally be reflected in the diluted earnings per share calculation. However, due to the net share settlement feature, the Senior Notes do not qualify as an Instrument C under EITF No. 90-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Therefore, the Company uses the “if-converted” method for calculating diluted earnings per share. Using the “if-converted” method, the shares issuable upon conversion of the Senior Notes were anti-dilutive for the three months ended March 31, 2009 and 2008. Accordingly, the impact has been excluded from the computation of diluted earnings per share as discussed in further detail in Note 2.
NOTE 6. DISPOSITIONS AND ACQUISITIONS
Dispositions
The Company accounts for its discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Accordingly, it classifies results of operations and the related charges for discontinued operations as “income (loss) from operations of discontinued operations, net of applicable taxes” in the accompanying Condensed Consolidated Statements of Operations. For comparative purposes, the Company restated all prior periods presented in the Form 10-Q to reflect the reclassifications on a consistent basis.
On June 30, 2008, the Company completed the sale of substantially all of the assets (excluding accounts receivable), operations and certain liabilities of its Integrated Development Environment (“IDE”) tools business to Embarcadero Technologies, Inc. (“Embarcadero”) for $20.7 million in cash, including post closing adjustments (“CodeGear Asset Sale”). The assets and operations were previously included in the Company’s CodeGear division.
Pursuant to the Purchase Agreement, the Company also entered into several ancillary agreements, including (i) a patent assignment agreement, assigning 34 patents which pertain solely or substantially to the CodeGear business; (ii) a patent license agreement, providing for a non-exclusive license to the Company’s patents that were not assigned, which license was restricted to a certain field of use; (iii) a technology cross-license agreement, which provides for licenses to and from Embarcadero and the Company for software and tools used in both the CodeGear and the Company’s retained business; (iv) a services agreement which obligates Embarcadero to provide software license management application services to the Company following the closing; (v) the sublease of the Company’s facilities previously used in the CodeGear business; and (vi) a transition services agreement to provide services to Embarcadero to assist with the transition of the CodeGear business. The Company evaluated the above arrangements and concluded they do not involve significant continuing involvement. In addition, no amounts of the purchase consideration were ascribed to the ancillary agreements as amounts exchanged under these agreements were deemed to be at fair value.
Discontinued operations are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net sales	$16	$12,215

Income (loss) from operation of discontinued operations (net of applicable taxes of $0 for 2009 and $242 for 2008)	187	(10,728)
Gain on disposal of discontinued operations (net of applicable tax of $0 for 2009)	103	—

Income (loss) from discontinued operations	$290	$(10,728)

The following table sets forth the assets and liabilities of the CodeGear discontinued operations included in the Condensed Consolidated Balance Sheet of the Company (in thousands):

	March 31,	December 31,
	2009	2008

Deposits due to Borland from lessor	$3,734	$—
Other current assets	—	346
Income taxes receivable	—	97

Current assets of discontinued operation	3,734	443

Deposits due to Borland from lessor	—	3,734

Non-current assets of discontinued operation	—	3,734

Accrued restructuring	4,233	4,162
Deposits due to subtenant from Borland	1,352	—
Other current liabilities	26	46

Current liabilities of discontinued operation	5,611	4,208

Accrued restructuring	—	1,030
Deposits due to subtenant from Borland	—	1,352

Long-term liabilities of discontinued operation	$—	$2,382

Deposits on leased facilities and accrued restructuring are related to a subleased facility that was previously used in the CodeGear business. The lease will terminate on March 31, 2010.
Acquisitions
The Company accounted for acquisitions that took place prior to 2009 in accordance with SFAS No. 141, Business Combinations (“SFAS 141”).The results of operations attributable to acquisitions are included in the condensed consolidated financial statements from the date of acquisition.
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
NOTE 7. RESTRUCTURING AND OTHER CHARGES
The Company accounts for its restructuring activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 112, Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statement No. 5 and 43, and SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges, as applicable.
The following table summarizes the Company’s restructuring activity for the three months ended March 31, 2009, which was related to the FY 2008 and FY 2007 restructuring plans (in thousands):

	FY 2008 Restructuring	FY 2007 Restructuring
	Severance,	Severance,
	Benefits and Other	Benefits and Other	Facilities (1)	Total
Accrual at December 31, 2008	$1,810	$868	$2,223	$4,901
Additions/adjustments to accrual	1,367	33	(4)	1,396
Payments and adjustments for non-cash write-offs	(2,592)	(92)	(330)	(3,014)

Accrual at March 31, 2009	$585	$809	$1,889	$3,283

(1)
Facilities accruals represent the net present value of the Company’s remaining lease payments less anticipated sublease rental income plus lease incentives for prospective tenants and other costs. The Company utilizes qualified third party consultants to evaluate current market conditions and determine future estimates which serve as the basis for management’s assumptions.

Of the $3.3 million in our restructuring accrual at March 31, 2009, $2.7 million was in our short-term accrual and $0.6 million was in our long-term accrual. The long-term accrual is related to facility operating leases.
During the three months ended March 31, 2009 and 2008, the Company recorded net restructuring expenses of $1.4 million and $1.2 million, respectively, to continuing operations.
The restructuring charges relating to operating leases have been recorded, net of assumed sublease income and present value factors. Substantially all of these restructuring costs have or will require the outlay of cash, although the timing of lease payments relating to leased facilities over the next five years will be unchanged by the restructuring actions. The following are descriptions of each of the separate restructuring actions taken. Additionally, upon the sale of the Company’s CodeGear division on June 30, 2008, the Company reclassified approximately $5.2 million in facilities related restructuring liabilities to liabilities of the discontinued operation. Included in the liabilities of discontinued operation at March 31, 2009 is $4.2 million of restructuring liabilities.
FY 2008
In December 2008, the Company’s Board of Directors approved a worldwide reduction in force of 118 employees, or approximately fifteen percent of our full-time regular work force prior to the reduction. The workforce reduction actions were primarily in the United States, Canada, and Europe, and to a lesser degree in other international locations. SFAS 112 and SFAS 88 require accrual for severance expenses prior to notification for termination benefits that are contractual, or required by regional labor laws, or under a substantive plan if they are probable and reasonably estimable. The Company recorded $1.4 million in applicable severance expenses related to this action in the first quarter of 2009 based on the date of employee notification. The FY 2008 restructuring plan did not include any consolidations or closures of facilities. During the three months ended March 31, 2009, the Company paid $2.6 million in severance to the terminated employees.
FY 2007
In December 2007, the Company announced a worldwide reduction in workforce in response to changing market conditions and as a part of its efforts to reduce costs. The worldwide reduction in workforce involved approximately 90 employees, or approximately eight percent of total headcount prior to the reduction, and the closing of facilities in approximately six locations. The workforce reduction and facility actions were primarily in the United States and Europe, and to a lesser degree in other international locations. During the three months ended March 31, 2009, the Company paid $334,000 in rent and other fees for its restructured facilities and $21,000 in severance to terminated employees related to this action.
NOTE 8. INCOME TAXES
For the three months ended March 31, 2009 and 2008, the Company recorded income tax expense of $385,000 and $1.3 million, respectively, related to continuing operations. The non-U.S. income tax provision is based on the Company’s estimated annualized foreign effective tax rate plus foreign income withholding taxes incurred. The U.S. tax is based on the Company’s actual results for the quarter.
The effective tax rates for the three months ended March 31, 2009 and 2008, differ from applying the U.S. federal statutory tax rate to the pre-tax loss principally because the Company does not currently benefit from the operating losses incurred in the U.S. and the fact that the Company incurs withholding and income taxes in a number of foreign jurisdictions. The Company also provides U.S. taxes on the un-remitted earnings of certain foreign subsidiaries.
At March 31, 2009, gross unrecognized tax benefits of between $7.7 and $8.0 million relate to tax positions and interest for which it is reasonably possible that audits will be closed or the statute of limitations will expire in various foreign jurisdictions within the next twelve months.

NOTE 9. STOCK-BASED COMPENSATION
The Company follows the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). The Company currently has in effect certain stock purchase plans, stock award plans, and equity incentive plans as described in Note 12 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no material changes to such plans.
Stock-Based Compensation Expense
Total stock-based compensation expense associated with the Company’s employee stock-based compensation plans under SFAS 123R for the three months ended March 31, 2009 and 2008, is presented in the table below (in thousands). The information excludes stock-based compensation expense related to the CodeGear division for all periods presented, consistent with the presentation of discontinued operations in the Condensed Consolidated Statements of Operations (see Note 6).

	Three Months Ended
	March 31,
	2009	2008 (Restated)
Cost of sales	$10	$24
Research and development	194	339
Selling, general and administrative	273	1,174

Stock-based compensation expense	$477	$1,537

Stock Options
Stock option activity during the three months ended March 31, 2009, was as follows (in thousands):

			Weighted
		Weighted	Average
	Shares	Average	Remaining
	Subject to	Exercise	Contractual	Aggregate
	Stock Options	Price	Term (Years)	Intrinsic Value

Outstanding at December 31, 2008	10,128	$5.78
Stock options:
Granted	3,207	0.42
Exercised	—
Canceled	(1,835)	4.22

Outstanding at March 31, 2009	11,500	$4.53	7.25	$118,007

Vested and expected to vest at March 31, 2009	8,865	$5.24	6.70	$72,131

Exercisable at March 31, 2009	5,154	$7.81	4.82	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2009 and the exercise price, multiplied by the number of in-the-money options on such date) that option holders would have received had all option holders exercised their options on March 31, 2009.
The weighted-average grant date fair value of stock options issued during the three months ended March 31, 2009 and 2008 were $0.21 and $1.03, respectively.
As of March 31, 2009, the Company expects to recognize $4.7 million of total unrecognized compensation cost related to stock options over a weighted-average period of approximately 3.11 years.
The Company estimates the fair value of share-based payment awards granted using the Black-Scholes option pricing model at the date of grant. The weighted-average assumptions used for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended
	March 31,
	2009	2008

Expected life	6.25 years	4.66 years
Risk-free interest rate	1.67%	2.46%
Volatility	51.5%	48.5%
Dividend yield	0%	0%

Restricted Stock
Unvested restricted stock awards as of December 31, 2008, and changes during the three months ended March 31, 2009, were as follows:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair
	Outstanding	Value
Balance at December 31, 2008	62,613	$6.43
Granted	100,000	0.46
Vested	(113)	9.79
Forfeited	—	0.00

Balance at March 31, 2009	162,500	$2.75

The Company recognized stock-based compensation expense of $15,800 for the three months ended March 31, 2009 related to restricted stock awards. As of March 31, 2009, there was $79,000 in unrecognized stock-based compensation expense related to unvested restricted stock awards. The Company expects to recognize that cost over a weighted-average period of approximately 1.44 years.
NOTE 10. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in a company’s financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker, (“CODM”), is its Chief Executive Officer.
On June 30, 2008, the Company completed the sale of all of the assets (excluding accounts receivable), operations and certain liabilities of its CodeGear division (see Note 6). In accordance with SFAS 144, the financial results of the Company’s CodeGear division have been reclassified as discontinued operations in its Condensed Consolidated Statements of Operations for all periods presented. Following the disposition, the Company operates in one operating and reportable segment.
Enterprise-wide disclosures
The Company has various wholly-owned subsidiaries, which develop, market, and/or distribute its products in foreign countries. In certain international markets not covered by its international subsidiaries, the Company generally sells through independent distributors. For the geographic disclosures, inter-company transactions are recorded at either cost or applicable transfer price, as appropriate. Inter-company transactions and balances are eliminated upon consolidation. The geographical summary results of the Company’s operation for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Total revenues from unaffiliated customers:
Americas	$23,218	$24,428
Europe, Middle East and Africa	7,547	10,880
Asia Pacific	4,285	10,751

Total revenues	35,050	46,059

The geographical summary of the Company’s long- lived assets at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Long-lived assets:
Americas	$28,403	$30,574
EMEA	1,184	1,396
Asia Pacific	808	1,044
Long-lived assets of discontinued operations	—	3,734

Long-lived assets:	30,395	36,748
Other non-current assets	3,676	4,112

Total non-current assets	$34,071	$40,860

NOTE 11. SUBSEQUENT EVENTS
On May 5, 2009, Borland entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bentley Merger Sub, Inc. (“Merger Sub”), a Delaware corporation,Micro Focus International plc, a company organized under the laws of England and Wales (“PLC”) and Micro Focus (US), Inc., a Delaware corporation (“Parent” and together with Merger Sub and PLC, “Micro Focus”), pursuant to which Merger Sub is to merge with and into Borland (the “Merger”). As a result of the Merger, the separate corporate existence of Merger Sub will cease and Borland will continue as the surviving corporation. At the effective time of the Merger, each share of common stock of Borland (other than shares owned by Borland and Micro Focus and any dissenting shares) will be converted into the right to receive$1.00 per share and outstanding options to acquire Borland common stock having a per-share exercise price of less than $1.00 that are fully vested at the closing shall be converted into the right to receive $1.00 cash less the exercise price of such option. The aggregate value of the Merger is approximately $75 million. The boards of directors of both companies have unanimously approved the Merger.
The Merger is expected to be completed late in the second quarter or early in the third quarter of 2009. The proposed transaction is subject to the approval of Borland’s stockholders, the approval of PLC’s shareholders and other customary conditions to closing, including (i) Borland’s production of evidence that immediately prior to the Effective Time it has cash and cash equivalents of not less than $122,500,000 in the aggregate, and (ii) not more than the holders of 10% of Borland’s outstanding shares of common stock have exercised dissenter’s rights. Either party will have a right to terminate the Merger Agreement if the Merger is not closed on or prior to November 5, 2009.
The Merger Agreement contains a “no-shop” provision pursuant to which Borland is restricted in its ability to solicit, initiate, encourage or facilitate an acquisition proposal from a third party. Borland is permitted to provide information and participate in discussions with respect to acquisition proposals that the Board of Directors determines in good faith, after consultation with its outside legal counsel, are superior or reasonably likely to be superior to the terms of the Merger. Borland is obligated to provide Micro Focus with notification of any acquisition proposal or inquiry and Borland’s intention to take any action with respect to an acquisition proposal.
The Merger Agreement contains certain termination rights. Upon the termination of the Merger Agreement under specified circumstances, Borland may be required to pay Micro Focus a termination fee of $3.0 million. Borland will be obligated to reimburse the expenses of Micro Focus in connection with the Merger, up to $1.5 million, under certain circumstances if Borland’s stockholders do not approve the Merger. Borland’s aggregate obligation to pay a termination fee and reimburse the expenses of Micro Focus will in no event exceed $3.0 million. Micro Focus will be obligated to reimburse the expenses of Borland in connection with the Merger, up to $1.5 million, under certain circumstances if Micro Focus’s shareholders do not approve the Merger. The Merger Agreement also includes other representations, warranties, covenants and conditions that are customary for transactions of this type.
Important Additional Information about the Proposed Merger
All parties desiring details regarding the Merger are urged to review the definitive agreement as filed by us on May 6, 2009 in a Current Report on Form 8-K, which is available on the Securities and Exchange Commission’s website at http://www.sec.gov. In connection with the proposed transaction, Borland will file with the SEC a proxy statement, and Borland plans to file with the SEC other documents regarding the proposed transaction. INVESTORS AND SECURITY HOLDERS ARE ADVISED TO READ THE PROXY STATEMENT AND OTHER FILED DOCUMENTS CAREFULLY WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION . Shareholders will be able to obtain a free-of-charge copy of the proxy statement (when available) and other relevant documents filed with the SEC from the SEC’s website at http://www.sec.gov. Shareholders will also be able to obtain a free-of-charge copy of the proxy statement and other relevant documents (when available) by directing a request by mail or telephone to Borland, 8310 North Capital of Texas Highway, Building 2 Suite 100, Austin, TX 78731, Attention: Investor Relations, Telephone: (512) 340-1364, or from Borland’s website, http://www.borland.com. Borland and certain of its directors, executive officers and other members of management and employees may, under the rules of the SEC, be deemed to be “participants” in the solicitation of proxies from shareholders of Borland in favor of the proposed merger. Information regarding Borland’s directors and executive officers is contained in Borland’s annual proxy statement filed with the SEC on April 8, 2009. Additional information regarding the interests of such potential participants will be included in the proxy statement and the other relevant documents filed with the SEC (when available).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Quarterly Report on Form 10-Q, the terms the “Company”, “we”, “our”, and “us” refer to Borland Software Corporation on a consolidated basis.
Forward-Looking Statements
The statements made throughout this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements and accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. These forward-looking statements may relate to, but are not limited to, revenues, composition of revenues, cash flows, earnings, margins, costs, expenses, strategy, research and development, customer service and relationships, demand for our products, market and technological trends in the software industry, licenses, developments in technology, the pending acquisition of the Company by Micro Focus effects of the sale of our CodeGear assets, effects of and timeframe for company restructuring actions, effects of our offering of Convertible Senior Notes, effects of new accounting pronouncements, product quality, competition, sales, cash resources, stock price, new management and personnel, interest rates, foreign currency exchange rates, financial systems, internal controls and disclosure controls and procedures and various economic and business trends. Generally, you can identify forward-looking statements by the use of words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “goal,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue” and similar expressions or the negative or other variations thereof. These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described under “Risk Factors” and elsewhere in this report, as well as in our other filings with the SEC or in materials incorporated by reference herein or therein. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements and have a material adverse effect on our business, results of operations and financial condition. New factors may emerge from time to time, and it may not be possible for us to predict new factors, nor can we assess the potential effect of any new factors on us.
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
Overview
Effective January 1, 2009, the Company adopted Financial Accounting Standard Board (“FASB”) Statement of Position No. Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which impacts the accounting treatment of our convertible senior notes. Upon adopting the provisions of FSP APB 14-1, the Company retroactively applied its provisions and restated its condensed consolidated financial statements for prior periods. Refer to Note 5 of the Notes to the condensed consolidated financial statements for additional details and the impacts of retroactive application of FSP APB 14-1 on the Company’s condensed consolidated financial statements.
On June 30, 2008, we completed the sale of our CodeGear division as further described below (see also Note 6 of the Notes to condensed consolidated financial statements). In accordance with SFAS 144, the financial results for our CodeGear division for all periods presented have been reclassified as discontinued operations in our Condensed Consolidated Statements of Operations. In addition, certain immaterial errors as discussed in Note 1 of the Notes to condensed consolidated financial statements have been corrected in the comparative data for the three months ended March 31, 2008.
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

Impact of the Economic Climate on Our Operating Results and Market Capitalization
We have experienced declines in our revenue over the past several quarters, as shown by our results above and the analysis below. We believe the continued deterioration of the global economy has contributed to our performance. In addition, the strengthening of the U.S. dollar against certain of the functional currencies of our significant subsidiaries also negatively impacted our revenues, although this impact was partially offset by similar reductions in operating expenses. The strength of the global economy has recently been in decline due to several factors, including difficulties in the residential real estate and mortgage markets, volatility in fuel and other energy costs and problems in the financial services and credit markets. We believe such macroeconomic factors affect the budgeting and purchasing behavior of our customers. In addition, we believe that the declines in our stock price and market capitalization have been adversely impacted by our performance and the global economy as well. We have engaged in cost cutting and cost saving initiatives with a goal of minimizing the impact of these factors to our overall results. However, we cannot predict when the economy, our operating results or our stock price may improve. Uncertainty about future economic conditions also makes it difficult for us to forecast operating results and to make decisions about future costs and investments.
Summary of Key Financial Results
The following is a summary of our key financial results for the three months ended March 31, 2009 and 2008:
•	Total revenues decreased 24% to $35.1 million for the three months ended March 31, 2009, from $46.1 million for the three months ended March 31, 2008.

•	License and other revenues decreased 26% to $13.7 million for the three months ended March 31, 2009, from $18.5 million for the three months ended March 31, 2008.

•	Service revenues decreased 23% to $21.3 million for the three months ended March 31, 2009, from $27.5 million for the three months ended March 31, 2008.

•
On March 31, 2009, we entered into an agreement with Hewlett Packard that provides them with software licenses, related maintenance and support during 2009. In addition, the agreement gives them the right to resell Borland’s ALM products. The revenue for the three months ended March 31, 2009 was approximately $6.6 million. Total revenue and cash receipts related to the software, maintenance and support sale are expected to be approximately $18 million in 2009.

•	Gross profit as a percentage of revenue is relatively flat for the three months ended March 31, 2009, and 2008.

•	Operating expenses decreased 30% to $32.2 million for the three months ended March 31, 2009, from $46.3 million for the three months ended March 31, 2008.

•	Net income for the three months ended March 31, 2009 was $1.9 million, compared to a net loss of $25.2 million for the three months ended March 31, 2008.

•
Cash, cash equivalents and short-term investments decreased $33.1 million to $134.6 million as of March 31, 2009, from $167.7 million as of December 31, 2008 due primarily to $27.5 million of cash used to repurchase $44.3 million of our outstanding Senior Notes. Refer to Note 5 of the Notes to the condensed consolidated financial statements.

Results of Operations
The following table presents our total revenues and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended
	March 31,
	2009		2008		Change
		% of		% of
	Amount	Total Rev	Amount	Total Rev	$	%
License and other revenues	$13,724	39%	$18,537	40%	$(4,813)	(26%)
Service revenues	21,326	61%	27,522	60%	(6,196)	(23%)

Total revenues	$35,050	100%	$46,059	100%	$(11,009)	(24%)

We derive revenues from the license of our software and the sale of related services. We had one customer representing more than 10% of our total revenues in the three months ended March 31, 2009.
On March 31, 2009, we entered into an agreement with Hewlett Packard that provides them with software licenses, related maintenance and support. In addition, the agreement gives them the right to resell Borland’s ALM products. The revenue for the three months ended March 31, 2009 was approximately $6.6 million. Total revenue and cash receipts related to the software, maintenance and support sale are expected to be approximately $18 million in 2009.
Revenues by Product
We have two major product categories: the ALM product group includes products such as Tempo, TeamFocus, Caliber, Together, Silk and Gauntlet; and the Deployment Product Group (“DPG”) consists of VisiBroker, AppServer and other products.
The following table presents revenues by product group (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	ALM	DPG	Total	ALM	DPG	Total
License and other revenues	$10,171	$3,553	$13,724	$9,415	$9,122	$18,537
Service revenues	17,564	3,762	21,326	22,972	4,550	27,522

Total	$27,735	$7,315	$35,050	$32,387	$13,672	$46,059

License and Other Revenues
License and other revenues represent amounts for license fees and royalties earned for granting customers the right to use and distribute our software products. Although revenue recognition for software licenses may be affected by numerous aspects of a contract, for the majority of our customer contracts, we recognize software license revenue upon shipment of the product. For the three months ended March 31, 2009, license and other revenues decreased $4.8 million or 26% as compared to the same period in the prior year, principally driven by decreases in DPG license and other revenues. DPG license and other revenues decreased 61% or $5.6 million for the three months ended March 31, 2009 compared to the same period in the prior year due to large deals in the year ago quarter that were not repeated this quarter. This decrease was partially offset by an increase in ALM license and other revenues of $0.8 million.
As of March 31, 2009, sales order backlog for license revenues was insignificant.
Service Revenues
Service revenues represent amounts earned for technical support, which includes call support, maintenance and upgrades and for consulting and education services for our software products. For the three months ended March 31, 2009, services revenue decreased to $21.3 million from $27.5 million, representing a 23% decrease as compared to the same period in the prior year.
The following table presents our service revenues (in thousands):

	Three Months Ended
	March 31,
	2009		2008		Change
		% of		% of
	Amount	Total Rev	Amount	Total Rev	$	%
Technical support	$17,999	51%	$20,901	45%	$(2,902)	(14%)
Consulting and education	3,327	10%	6,621	14%	(3,294)	(50%)

Total services revenues	$21,326	61%	$27,522	59%	$(6,196)	(23%)

For the three months ended March 31, 2009, technical support revenue decreased to $18.0 million from $20.9 million, representing a 14% decrease as compared to the same period in the prior year. The decrease was due to the decline in support revenues for our Caliber, Together, and Silk products.

For the three months ended March 31, 2009, consulting and education services revenues decreased to $3.3 million from $6.6 million, representing a 50% decrease as compared to the same period in the prior year. The decrease was primarily attributable to the lower consulting revenues for ALM products due to lower volume of license transactions.
As of March 31, 2009, sales order backlog was insignificant.
International Revenues
International revenues represented 44% and 58% of total revenues for the three months ended March 31, 2009 and 2008, respectively. The following table presents our total revenues by country and the absolute dollar and percentage change from the comparable prior year period (in thousands):

	Three Months Ended
	March 31,		Change
	2009	2008	$	%
United States	$19,772	$19,429	$343	2%
Japan	2,783	8,366	(5,583)	(67%)
All other countries	12,495	18,264	(5,769)	(32%)

Total revenues	$35,050	$46,059	$(11,009)	(24%)

The revenues from the United States accounted for greater than 10% of total revenues in the three months ended March 31, 2009. No single country, other than the United States and Japan accounted for revenues greater than 10% of total revenues in the three months ended March 31, 2008.
Regional Revenues
The following table presents our total revenues by region and the absolute dollar and the percentage change from the comparable prior year period (in thousands):

	Three Months Ended
	March 31,		Change
	2009	2008	$	%
Americas	$23,218	$24,428	$(1,210)	(5%)
Europe, Middle East and Africa	7,547	10,880	(3,333)	(31%)
Asia Pacific	4,285	10,751	(6,466)	(60%)

Total revenues	$35,050	$46,059	$(11,009)	(24%)

Our Americas operations include our activities in the United States as well as subsidiaries in Brazil and Canada. Our Europe, Middle East and Africa, or EMEA operations include activities of our subsidiaries and branch offices in France, Germany, Italy, the Netherlands, Spain, and the United Kingdom. Our Asia Pacific or APAC operations include activities of our subsidiaries and branch offices in Japan, Singapore, Australia and India.
Americas. Revenues in our Americas region decreased 5% to $23.2 million in the three months ended March 31, 2009, from $24.4 million in the same period in the prior year. The decrease is primarily attributable to lower ALM service revenues for the quarter ended March 31, 2009.
EMEA. Revenues in our EMEA region decreased 31% to $7.5 million in the three months ended March 31, 2009, from $10.9 million in the same period in the prior year. Of the overall decrease in revenues, EMEA’s license revenues decreased $1.2 million and service revenues decreased $2.1 million.
APAC. Revenues in our APAC region decreased 60% to $4.3 million in the three months ended March 31, 2009, from $10.7 million in the same period in the prior year primarily attributable to a $6.3 million decrease in license and other revenues. This decrease was due primarily to large deals in the year-ago quarter that were not repeated this quarter.

Cost of revenues
The following table presents cost of revenues and the absolute dollar and percentage changes from the comparable prior year period (in thousands):

	Three Months Ended
	March 31,		Change
	2009	2008	$	%
Cost of license and other revenues	$945	$677	$268	40%

As a percentage of license and other revenues	7%	4%

Cost of service revenues	$5,918	$8,864	$(2,946)	(33%)

As a percentage of service revenues	28%	32%

Amortization of acquired intangibles	$1,929	$2,100	$(171)	(8%)

As a percentage of total revenues	6%	5%
Cost of License and Other Revenues
Cost of license and other revenues consist primarily of variable costs including royalties paid to third-party vendors, production costs and product packaging costs. Cost of license and other revenues increased $268,000 from $677,000 to $945,000 for the three months ended March 31, 2009 as compared to the same period in the prior year. Costs of licensing and other revenues tend to fluctuate with changes in product mix. Cost of license and other revenues increased primarily due to costs incurred in connection with a product distributorship arrangement in Brazil which began in the second quarter of 2008. These costs were partially offset by a decrease of cost associated with the manufacturing of our products in 2009.
Cost of Service Revenues
Cost of service revenues consists primarily of employee salaries and benefits, third-party contractor costs and related expenses incurred in providing technical support and consulting and education services. Cost of service revenues decreased $2.9 million from $8.9 million to $5.9 million for the three months ended March 31, 2009 as compared to the same period in the prior year. The cost of services as a percentage of service revenues decreased to 28% from 32% in prior period due to improved resource utilization.
Amortization of Acquired Intangibles
Amortization of acquired intangibles consists of the amortization of acquired developed technology, maintenance agreements and customer relationships. Amortization of acquired intangibles for the three months ended March 31, 2009 and 2008 was $1.9 million and $2.1 million, respectively.
Operating Expenses
Selling, General and Administrative Expenses
The following table presents our selling, general and administrative expenses and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2009	2008	$	%
Selling, general and administrative expenses	$20,128	$33,061	$(12,933)	(39%)

As a percentage of total revenues	57%	72%
Selling, general and administrative expenses primarily consist of employee salaries and benefits, sales commissions, marketing programs, professional fees, facilities and equipment costs. Selling, general and administrative expenses decreased $12.9 million from $33.1 million to $20.1 million for the three months ended March 31, 2009 as compared to the same period in the prior year. As a percentage of total revenues, selling, general and administrative expenses decreased from 72% to 57% for the three months ended March 31, 2009 as compared to the same period in the prior year. The decrease was primarily due to reduced employee compensation, outside services, and benefits and other employee related expenses. These reductions are attributable to our ongoing restructuring activities combined with continued optimization of our back-office operations and infrastructure.

Research and Development Expenses
The following table presents our research and development expenses and the absolute dollar and percentage change from the comparable prior year period (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2009	2008	$	%
Research and development expenses	$10,564	$11,787	$(1,223)	(10%)

As a percentage of total revenues	30%	26%
Research and development expenses primarily consist of employee salaries, benefits, and related costs of our engineering staff, external engineering costs, and facilities and equipment costs. Research and development expenses decreased by $1.2 million from $11.8 million to $10.6 million for the three months ended March 31, 2009 as compared to the same period in the prior year. The decrease in research and development expense for the three months ended March 31, 2009 as compared to the prior year period is primarily attributable to reduced employee compensation.
Impairment of Goodwill, Restructuring, Amortization of Other Intangibles, and Acquisition-Related Expenses
Impairment of Goodwill: During the three months ended March 31, 2008, the Company recorded non-cash goodwill impairment charge of $13.3 million as a result of an impairment test performed in anticipation of the CodeGear Asset Sale. This amount was reclassified as loss from discontinued operations in June 30, 2008 as discussed in Note 6 of the Notes to the condensed consolidated financial statements. All of the remaining goodwill balances were written off in the third and fourth quarter of 2008.
The following table summarizes our restructuring, amortization of other intangibles and acquisition-related expenses and the absolute dollar and percentage change from the comparable prior year period (in thousands):

	Three Months Ended
	March 31,		Change
	2009	2008	$	%
Restructuring	$1,397	$1,249	$148	12%
Other charges	147	214	(67)	(31%)

Total	$1,544	$1,463	$81	6%

As a percentage of total revenues	4%	3%
Restructuring: During the three months ended March 31, 2009, the Company recorded a net expense of $1.4 million which is primarily related to accruals for employees notified of their termination in the first quarter of 2009.
The total restructuring charges and related cash outlays are based on our current estimates, which may change materially if significant fluctuations in foreign currencies occur, if further consolidations are required or if actual lease-related expenditures or sublease income differ from amounts currently expected. We review the status of our restructuring activities quarterly and, if appropriate, record changes in estimates related to our restructuring obligations in current operations. As a result of our 2008 restructuring activities, we expect to realize annualized savings of $12.0 to $14.0 million.
Because the cost benefits related to our restructuring activities are derived from management’s estimates, which are based on currently available information, our restructurings may not achieve the cost savings anticipated within the timetable or at the level currently contemplated. Please see Note 7 to our condensed consolidated financial statements for more details on our restructuring actions.
Other charges. During the three months ended March 31, 2009, we incurred $119,000 of amortization expense, respectively, related to non-compete agreements and trade names, compared to $142,000 in the comparable prior year period.

Interest Income, Interest Expense, Gain on Debt Repurchase and Other Income, net
The following table presents our interest income, interest expense and other expense, net and the absolute dollar and percentage change from the comparable prior year period ( in thousands):

	Three Months Ended
	March 31,		Change
	2009	2008	$	%
Interest income	$745	$1,752	$(1,007)	(57%)
Interest expense (includes non-cash debt discount amortization of $1,627 for 2009 and $2,007 for 2008)	(2,883)	(3,658)	775	(21%)
Gain on debt repurchase	9,942	—	9,942	—
Other income, net	157	582	(425)	(73%)

Total	$7,961	$(1,324)	$9,285	-701%

As a percentage of total revenues	23%	-3%
Interest income consists primarily of interest earned on cash and cash equivalents. The decrease in interest income in the three month periods ended March 31, 2009, as compared to the same period in the prior year was primarily attributable to lower average invested cash balances and lower interest rates. Interest expense consists primarily of interest expense related to the Senior Notes (see Note 5 of the Notes to the condensed consolidated financial statements). Interest expense for the three months ended March 31, 2009 and 2008 included non-cash debt discount amortization of $1.6 million and $2.0 million, respectively.
Other expense, net consists primarily of foreign exchange transaction gains and losses. Other income, net for the three months ended March 31, 2009 and 2008, primarily represents net foreign currency gains and losses resulting from fluctuations in the U.S. dollar versus the foreign currencies in which we conduct business.
During the three months ended March 31, 2009, the Company repurchased $44.3 million of the outstanding Senior Notes for consideration of $27.5 million in cash, comprised of $0.1 million in accrued interest and $27.4 million in principal. The Company recorded a gain of $9.9 million upon the repurchase of its Senior Notes.
Income Taxes
The following table presents our income taxes and the absolute dollar and percentage change from the comparable prior year periods (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2009	2008	$	%
Income tax provision	$385	$1,274	$(889)	(70%)

As a percentage of total revenues	1%	3%
On a consolidated basis, we generated a pre-tax income (loss) from continuing operations of $2.0 million and $(13.2) million in the three months ended March 31, 2009 and 2008, respectively. The decrease in our income tax provision in the three months ended March 31, 2009 as compared to the same period in the prior year was largely due to a decrease in the allocation of non-U.S. pre-tax profits subject to foreign taxes and discrete tax In the three months ended March 31, 2009 and 2008, substantially all of our tax provision related to non-U.S. taxes.
Our effective tax rate is primarily dependent on the location of taxable profits, if any, and the utilization of our net operating loss carry forwards in certain jurisdictions. Our tax rate is also affected by the imposition of withholding taxes on revenues regardless of our profitability.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2009	2008 (Restated)
	(in Thousands)
Net cash provided by (used for):
Operating activities	$(4,212)	$(5,273)
Investing activities	19,038	(1,048)
Financing activities	(26,888)	(29)
Effect of exchange rate changes on cash	(2,128)	2,087

Net change in cash and cash equivalents	(14,190)	(4,263)
Beginning cash and cash equivalents	108,132	90,805

Ending cash and cash equivalents	$93,942	$86,542

Net cash used in operating activities. Net cash used in operating activities in the three months ended March 31, 2009, was $4.2 million, compared to $5.3 million in the three months ended March 31, 2008. During the three months ended March 31, 2009, our operating activities were impacted by net income of $1.9 million, which was offset by non-cash adjustments of approximately $4.9 million. Non-cash adjustments consisted primarily of gains on repurchase of our Senior Notes of $9.9 million, which was partially offset by depreciation and amortization expenses of $3.0 million, amortization of debt discount upon adoption of FSP APB 14-1 of $1.6 million, and stock-based compensation of $477,000. Additionally, our operating activities were impacted by changes in operating assets and liabilities of $1.2 million, primarily due to severance payments during 2009, partially offset by an increase in our restructuring accrual.
Net cash provided by (used in) investing activities. Net cash provided by investing activities during the three months ended March 31, 2009, was $19.0 million, compared to a use of cash of $1.0 million in the three months ended March 31, 2008. Cash provided during the three months ended March 31, 2009 was primarily driven by $19.0 million in net sales of investment securities. Cash used in the three months ended March 31, 2008 primarily consisted of $2.0 million cash used in the acquisition of Simunication and purchases of property and equipment of $570,000, partially offset by $1.5 million of cash received from net sale of investment securities.
Net cash used in financing activities. Net cash used in financing activities during the three months ended March 31, 2009, was $26.9 million compared to $29,000 in the three months ended March 31, 2008. Cash used in financing activities in the current year primarily consists of $27.4 million of cash to repurchase $44.3 million of our outstanding Senior Notes.
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
The weakening of the U.S. Dollar against the Euro, the United Kingdom Pound Sterling, the Australian and Singapore dollars and the Japanese Yen could harm our financial condition. We cannot predict currency exchange rate fluctuations and there can be no assurance that foreign currency exchange rates will not have a material adverse impact on our future cash flows and operating results. As of March 31, 2009, there are no outstanding foreign exchange contracts. Refer to Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for additional discussion of foreign currency risk.
Contractual Obligations and Off-Balance Sheet Arrangements
Leases and Long Term Debt Obligations. We lease our offices and operating facilities and certain furniture and equipment under various operating leases.

At March 31, 2009, future minimum lease payments and contractual sublease rental income under non-cancelable leases, lessor financed capital expenditure and future principal and interest payments under the Senior Notes outstanding were as follows (in thousands):

						2014 and
	2009	2010	2011	2012	2013	thereafter	Other (e)	Total
Operating leases (a)	$5,371	$5,875	$4,663	$3,936	$3,720	$10,064	$—	$33,629
Restructured operating leases (b)	4,737	2,627	1,423	1,461	991	—	—	11,239
Non-current income tax payable	—	—	—	—	—	—	17,016	17,016
Convertible senior notes	—	—	—	114,984	—	—	—	114,984
Interest payments (c)	1,581	3,162	3,162	1,581	—	—	—	9,486
Lessor financed capital expediture (f)	75	108	120	132	146	294	—	875

Gross commitments	11,764	11,772	9,368	122,094	4,857	10,358	17,016	187,229
Sublease rental income (d)	(1,056)	(414)	(127)	(127)	(127)	(610)	—	(2,461)

Net commitments	$10,708	$11,358	$9,241	$121,967	$4,730	$9,748	$17,016	$184,768

(a)
The Company leases its facilities under various cancellable and non-cancellable operating leases. The payments for operating leases represent the Company’s commitments under the non-cancellable leases, which expire at various times through 2021.

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

(e)
Represents the non-current tax payable obligation under FIN 48 (including interest and penalties). We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

(f)	Lessor financed capital expenditure at an interest rate of 10%.
Rent expense is recorded straight-line over the term of the respective leases. Lease incentives are amortized on a straight line basis over the lease term against rent expense in accordance with FAS 13 and FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases. Rent expense, net, for all operating leases was $1.3 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in rent expense from the prior year periods relates to facility exits under our restructuring initiatives.
FIN 48 Liability. As of March 31, 2009, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and interest deductions is $17.0 million, of which none is expected to be paid within one year. The balance of $17.0 million is recorded in other long-term liabilities in the Condensed Consolidated Balance Sheet.
Off-Balance Sheet Arrangements. As part of our ongoing business, we do not participate in material transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2009, we are not involved in any material unconsolidated transactions.
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
We describe our significant accounting policies in Note 2 of the Notes to consolidated financial statements and we discuss our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2008.

There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K as of and for the year ended December 31, 2008 as filed with the SEC on March 6, 2009, except for the following:
•
Effective January 1, 2009, the Company adopted FSP APB 14-1, which impacts the accounting treatment of our Senior Notes since they allow for either mandatory or optional cash settlements. FSP APB 14-1 requires the Company to separately account for the liability (debt) and equity (conversion option) components of the Senior Notes in a manner that reflects the Company’s non-convertible debt borrowing rate, resulting in additional non-cash interest expense based on the market rate for similar debt instruments without the conversion feature. Upon the original issuance of the debt instruments in 2007, the Company recorded the net debt obligation as long-term debt in accordance with applicable accounting standards at that time. To adopt FSP APB 14-1, effective January 1, 2009, the Company estimated the fair value, as of the date of issuance, of the Senior Notes as if they were issued without the conversion options. The difference between the fair value and the principal amounts of the Senior Notes was $46.0 million. This amount was retrospectively applied to the Company’s financial statements from the issuance date of Senior Notes in 2007, and was retrospectively recorded as debt discount and as a component of shareholders’ equity. The discount is being amortized until the Senior Notes mature in February 2012, resulting in a non-cash increase to interest expense in historical and future periods.

Effect of New Accounting Pronouncements
For information regarding the effect of new accounting pronouncements, refer to Note 1 of our Notes to condensed consolidated financial statements.
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
During the three months ended March 31, 2009, we recorded net realized and unrealized foreign exchange gains of $177,000 included as part of other expense, in our Condensed Consolidated Statements of Operations related to financial instruments denominated in foreign currencies. The foreign exchange gains were generated primarily from fluctuations in the Euro, the United Kingdom Pound Sterling and the Brazilian Real versus the U.S. dollar. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our inter-company receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a material adverse effect on our operating results and cash flows.
During the three months ended March 31, 2009, we had $6.1 million in unrealized foreign currency gains in accumulated other comprehensive income in our unaudited Condensed Consolidated Balance Sheets, in part, due to foreign currency movements on our long-term inter-company balances and currency translation adjustments arising from converting our foreign operations to U.S. dollars. As of March 31, 2009, we had $11.8 million, $4.5 million, $1.3 million, and $879,000 in long-term inter-company receivable balances that will be settled in Singapore dollars, Indian Rupees, Brazilian Real, and Australian dollars, respectively and $2.7 million in long-term inter-company payable balances that will be settled in Euros.
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investment strategy to achieve this objective is by investing available funds in a portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including but not limited to government and corporate securities, time deposits and money market funds. These securities are classified as available-for-sale and consequently are recorded on our Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax.
Short-term investments. At March 31, 2009, our cash and cash equivalents consisted primarily of commercial paper. Short-term investments consist of marketable securities, including but not limited to corporate notes, corporate bonds and medium-term notes in large U.S. institutions and governmental agencies. Our marketable securities that are classified as short-term investments will mature in less than one year from March 31, 2009. These securities are classified as available-for-sale and are recorded at their estimated fair value.

At March 31, 2009, our short term investment balance was $40.6 million. A hypothetical increase of 25 basis points in interest rates would reduce our marketable securities balance by approximately $20,900. Actual results may differ from this estimate.
Credit Risks
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
The Company offers credit terms on the sale of the software products to distributors, retail dealers and certain end-user customers. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from our customers. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectability of all accounts receivable. A specific bad debt reserve of up to 100% of the invoice value is provided for balances deemed uncollectable. A reserve is established for all other accounts based on the age of the invoices. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable. As of March 31, 2009, the Company had one single customer that represents greater than 10% of total accounts receivable, net of allowances, and 10% of total revenues.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Our Disclosure Controls and Procedures
Disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) are those controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Financial Officer, who is our Principal Financial Officer, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures pursuant to the Exchange Act rules as of the end of the period covered by this Report. Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to provide a reasonable level of assurance that the financial information we are required to disclose in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported accurately within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009, which our management concluded have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
We operate in a rapidly changing environment that involves many risks, some of which are beyond our control. The following discussion highlights some of these risks. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or results. If any of these risks actually occur, our business operations or results could be harmed. Risk Factors that have been added or have materially changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008, are identified with an “*”.
Risks relating to the Proposed Merger *
There is no guarantee that the proposed acquisition of us by Micro Focus will close.
As described in Note 11, “Subsequent Events,” to our unaudited consolidated financial statements in this Form 10-Q, and as previously announced by us on May 6, 2009, we entered into an agreement with Micro Focus International plc (“Micro Focus”) pursuant to which Micro Focus will acquire all the outstanding shares of us in a cash merger transaction. There are factors that may cause the proposed transaction not to close. These factors include, but are not limited to, (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with Micro Focus; (2) the outcome of any legal proceedings that may be instituted against us and others following announcement of the transaction or the merger agreement; and (3) the inability to complete the merger due to the failure to satisfy conditions to completion of the merger. There are also risks relating to the proposed transaction, including the potential disruption of current plans and operations and the potential difficulties in employee retention as a result of the merger. We will file a proxy statement with the Securities and Exchange Commission with respect to the proposed merger that will provide additional important information about the proposed transaction and the associated risks. Information on how to obtain a free-of-charge copy is provided in Note 11 above.
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
Although we use standardized agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-product license and services transactions. As our transactions have increased in complexity, particularly with the sale of larger, multi-product licenses, negotiation of mutually acceptable terms and conditions may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with Statement of Position 97-2, Software Revenue Recognition , and related interpretations; however, more complex, multi-product license transactions require additional accounting analysis to account for them accurately. Errors in such analysis in any period could lead to unanticipated changes in our revenue accounting practices and may affect the timing of revenue recognition, which could adversely affect our financial results for any given period. If we discover that we have interpreted and applied revenue recognition rules differently than prescribed by generally accepted accounting principles in the U.S, we could be required to devote significant management resources, and incur the expense associated with an audit, restatement or other examination of our consolidated financial statements.
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
We have recently made changes to our executive officers and management. There may be an adjustment period which could cause inefficiencies in the management of our business and our operations. *
On December 31, 2008, Tod Nielsen, our former President and Chief Executive Officer resigned and Erik E. Prusch, who was originally hired as our Chief Financial Officer, was appointed as our Acting President and Chief Executive Officer, in accordance with our succession plan. We had a succession plan in place and the Chairman of our Board took on additional oversight duties until May 5, 2009, when Mr. Prusch was confirmed as our President and Chief Executive Officer. We appointed a new Chief Financial Officer in March 2009. We also restructured other management positions in January and February related to our cost cutting efforts described below. These changes included departures of our former Senior Vice President of Research & Development in January 2009 and our former Senior Vice President, General Counsel and Secretary in February 2009. We promoted from within to fill these roles. Prior to these changes, in the third quarter of 2008, we hired a new Senior Vice President of Worldwide Field Operations. We believe we have a qualified leadership team in place for the company. However, it may take some transition time for the new management team to learn to work together effectively. There can be no assurance that the changes in management will lead to an improvement in our ability to execute our business and there is a risk that our operations may be adversely affected. If our operations are adversely impacted, our business and financial condition may be harmed.
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
We implemented restructuring plans during 2007 and 2008, which included the consolidation of certain office locations, reductions in capital expenditures, reduction in discretionary spending, reduction in the work force and other cost cutting measures. We may not be able to realize the cost savings we anticipate from these measures. For example, we may not be able to exit facilities with long term leases. The reduction in work force has also involved organization changes and efficiency in our operations may be impacted during the transition period. If we are not able to implement these measures as planned, further cost reduction efforts may be necessary. Our plans to reduce expenses may not be completed in a timely manner, which would impair our long-term goal to achieve sustainable profitability and positive cash flow.
Our common stock has declined over the past two years. If our stock price does not increase, we may not attract as many investors. In addition, we may be at risk for satisfying the minimum listing requirements of the Nasdaq Global Market. *
Our common stock is listed on the Nasdaq Global Market under the symbol BORL. As of May 1, 2009, our 52 week low in our stock price was $0.25. In order for our common stock to continue to be listed on the Nasdaq Global Market, we must satisfy various listing maintenance standards established by Nasdaq, including the requirement that to maintain a minimum closing bid price of $1.00 per share. Nasdaq has waived this requirement until July19, 2009. After the expiration of the waiver, if our stock price does not stabilize above $1.00 per share, we could risk delisting. Delisting would limit our ability to attract investors and, more importantly, we would risk triggering the redemption right of the holders of our 2.75% Convertible Senior Notes due 2012 (the “Senior Notes”). If holders exercised their redemption right, we would need to repurchase all of the outstanding principal and interest on the Senior Notes, which was $115.4 million (par value) as of March 31, 2009. After redeeming the Senior Notes, we may not have sufficient operating cash. In such event, we would likely seek to obtain additional financing and/or seek shareholder approval for a reverse stock split, however there can be no guarantee that we would be able to obtain financing on favorable terms or at all or that we would obtain shareholder approval. In such circumstances, our financial condition would be harmed.
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
We and our prior independent registered public accounting firm previously determined that we had a material weakness in our internal control over financial reporting. There can be no assurance that a material weakness will not arise in the future. As a result, current and potential stockholders could lose confidence in our financial reporting and that would harm our business and the trading price of our stock.
Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. In our Annual Report on Form 10-K for the year ended December 31, 2006, we reported material weaknesses in our internal control over financial reporting. We have since remediated these deficiencies and continue to spend time and resources to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As reported in Section 9A of this Form 10-K, management concluded that our internal control over financial reporting was effective as of December 31, 2008. However, considering that we have and will continue to evolve our business in a changing marketplace, we are continuing to implement changes in our ERP systems and will continue to make corresponding changes in our financial reporting processes, there can be no assurance that material weaknesses will not arise in the future.
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

Although we are not currently late with respect to any annual or quarterly report, there can be no assurance that we will be able to file all such reports in the future in a timely manner. If we are unable to timely file these reports in the future, it may impede your access to important information about us. This could cause us to incur substantial expenses, including an increase in the interest rate under our Senior Notes issued in February 2007. Further, in the case of a prolonged delay in filing, our common stock could be delisted from the Nasdaq Stock Market. Delisting could result in our common stock no longer being traded on any securities exchange or over-the-counter market and could impact its liquidity and price. In addition, if we were delisted, we would be in default under the Senior Notes, which would cause the Senior Notes to become immediately due and payable.
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
A substantial portion of our revenues are generated from international sales. In addition, a significant portion of our operations consist of activities outside the United States. We now have research and development facilities in several domestic and international locations, and we currently have a direct sales force in approximately sixteen countries around the world. We have a complicated corporate structure, and historically have had geographically dispersed operational controls. In particular, we rely on personnel in our international locations to properly account for and manage our international operations, which introduce inherent difficulties in management and control. Given this, we have and may continue to experience difficulty in efficiently and effectively managing our dispersed and complicated organization. As a result, our results of operations may suffer. In addition, we are subject to other risks inherent in doing business internationally, including:
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
Software products occasionally contain errors or defects, especially when they are first introduced or when new versions are released. We cannot be certain that our products are currently or will be completely free of defects and errors. We could lose revenue as a result of product defects or errors, including defects contained in third-party products that enable our products to work. In addition, the discovery of a defect or error in a new version or product may result in the following consequences, among others:
•	delayed shipping of the product;

•	delay in or failure to ever achieve market acceptance;

•	diversion of development resources; damage to our reputation;

•	product liability claims; and

•	increased service and warranty costs
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
Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition. *
In February 2007, we issued an aggregate principal amount of $200,000,000 in 2.75% Convertible Senior Notes (the “Senior Notes”) due in 2012. We have repurchased a portion of our Senior Notes and the aggregate principal amount outstanding as of March 31, 2009 was $115 million. The level of our indebtedness, among other things, could:
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
If we experience a decline in revenue due to any of the factors described in this section entitled “Risk Factors,” or otherwise, we could have difficulty paying amounts due on our indebtedness. Although the Senior Notes mature in 2012, the holders of the Senior Notes may require us to repurchase their Senior Notes prior to maturity under certain circumstances, including specified fundamental changes such as the sale of a majority of the voting power of the Company. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of the Senior Notes, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any other indebtedness that we may have outstanding at such time. Any default under our indebtedness could have a material adverse effect on our business, operating results and financial condition.
Conversion of the Senior Notes would dilute the ownership interests of existing stockholders. *
The terms of the Senior Notes permit the holders to convert the Senior Notes into shares of our common stock at anytime on or after November 15, 2011 or before such time under certain conditions, as described below. The Senior Notes are convertible into our common stock initially at a conversion price of $6.38 per share, which if all Senior Notes outstanding as of March 31, 2009 were converted, would result in an aggregate of approximately 18.0 million shares of our common stock being issued upon conversion, subject to adjustment upon the occurrence of specified events, provided that the total number of shares of common stock issuable upon conversion, as may be adjusted for fundamental changes or otherwise, may not exceed approximately 22.5 million shares. The conversion of some or all of the Senior Notes will dilute the ownership interest of our existing stockholders. Any sales in the public market of the common stock issuable upon conversion could adversely affect prevailing market prices of our common stock.
Each $1,000 of principal of the Senior Notes is initially convertible on or after November 15, 2011 into 156.86 shares of our common stock, subject to adjustment upon the occurrence of specified events. However we may seek to obtain stockholder approval to settle conversions of the Senior Notes in cash and shares of common stock, which approval would require the vote of a majority of shares of our common stock at a stockholder meeting duly called and convened in accordance with our organizational documents, applicable law and the rules of the Nasdaq Stock Market.
In addition, holders may convert their Senior Notes prior to November 15, 2011, if: (1) the price of our common stock reaches $8.29 during specific periods of time, (2) specified corporate transactions occur or (3) the trading price of the Senior Notes falls below a certain threshold. As a result, although the Senior Notes mature in 2012, the holders may require us to convert the Senior Notes prior to maturity. As of the date this Form 10-Q was filed with the Securities and Exchange Commission, none of the conditions allowing holders of the Senior Notes to convert prior to November 15, 2011 had occurred.
Under the terms of the Senior Notes, events that we do not control may trigger redemption rights that, if exercised, may have an adverse effect on our liquidity.
Holders of the Senior Notes will have the right to require us to repurchase the Senior Notes upon the occurrence of a fundamental change of Borland, including some types of change of control transactions. We may not have sufficient funds to repurchase the Senior Notes in cash or to make the required repayment at such time or have the ability to arrange necessary financing on acceptable terms. In addition, upon conversion of the Senior Notes, if we have received approval from our stockholders to settle conversions of the Senior Notes in cash and shares of our common stock, we will be required to make cash payments to the holders of the Senior Notes equal to the lesser of the principal amount of the Senior Notes being converted and the conversion value of those Senior Notes. Such payments could be significant, and we may not have sufficient funds to make them at such time. Our failure to repurchase the Senior Notes or pay cash in respect of conversions when required would result in an event of default.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
SALES OF UNREGISTERED SECURITIES
The shares shown as repurchased in the table below were surrendered by Borland employees in order to meet minimum tax withholding obligations in connection with the vesting of an installment of their restricted stock awards. Below is a summary of these transactions for the three months ended March 31, 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
		Average	Shares (or Units)	Approximate Dollar Value) of
	Total Number	Price Paid	Purchased as Part of	Shares (or Units) that May Yet
	of Shares (or Units)	per share	Publicly Announced	Be Purchased Under the Plans
Period	Purchased	(or Unit)	Plans or Programs	or Programs (1)
Beginning dollar value available to be repurchased as of December 31, 2008				$59,332
January 1, 2009 – January 31, 2009 (2)	36	$0.92	—	—
February 1, 2009 – February 28, 2009 (2)	—	$—	—	—
March 31, 2009 – March 31, 2009 (2)	—	$—	—	—

Total shares repurchased	36	$0.92	—	$59,332

Ending dollar value available to be repurchased under the Discretionary Program as of March 31, 2009 (1)				$59,332

(1)
In September 2001, our Board of Directors authorized the use of up to $30 million to repurchase shares of our outstanding common stock under a discretionary stock repurchase program (“Discretionary Program”). In February 2004, our Board of Directors authorized an additional $30 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on February 4, 2004. In May 2005, our Board of Directors authorized an additional $75 million of repurchases under the Discretionary Program, which was announced in our Current Report on Form 8-K filed with the SEC on May 20, 2005. No shares were repurchased through our Discretionary Program during the three months ended March 31, 2009.

(2)	Consists of shares of restricted stock surrendered by Borland employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards.

ISSUER REPURCHASES OF CONVERTIBLE SENIOR NOTES
On February 27, 2009, the Company’s Board of Directors of authorized the Company to use up to approximately $36.0 million of its available cash to repurchase a portion of its outstanding 2.75% Convertible Senior Notes due February 15, 2012 in open market or privately negotiated transactions. As of March 31, 2009, the Company used approximately $27.4 million of its available cash to repurchase $44.3 million of outstanding Senior Notes through privately negotiated transactions or open market purchases. Below is a summary of these transactions.

			Total Number of	Maximum Number (or
		Average	Shares (or Units)	Approximate Dollar Value) of
	Total Number	Price Paid	Purchased as Part of	Shares (or Units) that May Yet
	of Shares (or Units)	per share	Publicly Announced	Be Purchased Under the Plans
Period	Purchased (a)	(or Unit) (b)	Plans or Programs (c )	or Programs (d)
January 1, 2009 – January 31, 2009	—	$—	—	—
February 1, 2009 – February 28, 2009	—	$—	—	—
March 1, 2009 – March 31, 2009	44,316	$618.09	44,316	$8,608

Total shares repurchased	44,316	$618.09	44,316	$8,608

(a)	Senior Notes in the aggregate principal amount of $44,316,000 were repurchased by the Company.

(b)	The average price the Company paid for the repurchase of the Senior Notes was $618.09 per every $1,000 of Senior Notes repurchased.

(c)	The Company used approximately $27.4 million of available cash to repurchase the Senior Notes. The Board authorized the Company to use up to $36.0 million for the repurchase.

(d)	The Board authorized $36.0 million for the repurchase of the Senior Notes. After the repurchase in March 2009, approximately $8.6 million is still available for future repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the quarter ended March 31, 2009.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits
Except as so indicated in Exhibits 31.2, 31.2, 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit		Incorporated by Reference			Filed
Number	Description of Exhibit	Form	Date	Number	Herewith

3.1	Restated Certificate of Incorporation of Borland Software Corporation.	10-Q	08/09/05	3.1

3.2	Amended and Restated Bylaws of Borland Software Corporation.	10-Q	08/09/05	3.2

4.1	Stockholder Rights Agreement, dated as of October 26, 2001, between Borland Software Corporation and Mellon Investor Services, L.L.C.	8-A	10/31/01	1

4.2	Specimen Stock Certificate of Borland Software Corporation.	10-Q	05/13/02	4.1

31.1	Certification of Erik E. Prusch, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

31.2	Certification of Thomas P. Wilkas, Principal Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).				X

32.1	Certification of Erik E. Prusch, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. +				X

32.2	Certification of Thomas P. Wilkas, Principal Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. +				X

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of May 2009.

BORLAND SOFTWARE CORPORATION (Registrant)
/s/ ERIK E. PRUSCH
Erik E. Prusch
(Chief Executive Officer and Duly Authorized Officer)

/s/ THOMAS P. WILKAS
Thomas P. Wilkas
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1	Certification of Erik E. Prusch, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).

31.2	Certification of Thomas P. Wilkas, Principal Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(a).

32.1	Certification of Erik E. Prusch, Chief Executive Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. +

32.2	Certification of Thomas P. Wilkas, Principal Financial Officer of Borland Software Corporation, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. +